Form 10-Q
period 2007-09-30
Pzena Investment Management, Inc.
filed 2007-12-05
CIK 1399249

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: to

Commission File Number 001-33761

PZENA INVESTMENT MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8999751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 West 45th Street, New York, New York (Address of principal executive offices)	10036 (Zip Code)

(212) 355-1600
(Registrant’s telephone number including area code)

Not Applicable
(Former name, former address, and former fiscal year; if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

At December 5, 2007, 6,111,118 shares of the Class A Common Stock ($.01 par value per share) of the Registrant were outstanding. At December 5, 2007, 57,937,910 shares of the Class B Common Stock ($0.000001 par value per share) of the Registrant were outstanding.

PZENA INVESTMENT MANAGEMENT, INC.
FORM 10-Q

		Page

	PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements of Pzena Investment Management, LLC and Subsidiaries	2
	Consolidated Statements of Financial Condition at December 31, 2006 and September 30, 2007 (unaudited)	2
	Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2006 and 2007	3
	Consolidated Statements of Cash Flows (unaudited) for the Three and Nine Months Ended September 30, 2006 and 2007.	4
	Consolidated Statements of Changes in Members’ Equity (unaudited) for the Nine Months Ended September 30, 2006..	5
	Consolidated Statements of Changes in Members’ Equity (unaudited) for the Nine Months Ended September 30, 2007	5
	Notes to Consolidated Financial Statements (unaudited)	6

	Financial Statements of Pzena Investment Management, Inc.	21
	Statements of Financial Condition at May 10, 2007 and September 30, 2007 (unaudited)	21
	Statement of Operations (unaudited) for the Period May 10, 2007 (capitalization) through September 30, 2007	22
	Statement of Cash Flows (unaudited) for the Period May 10, 2007 (capitalization) through September 30, 2007	23
	Statement of Changes in Stockholder’s Equity (unaudited) for the Period May 10, 2007 (capitalization) through September 30, 2007	24
	Notes to Financial Statements (unaudited)	25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations of Pzena Investment Management, LLC and Subsidiaries	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39
Item 4T.	Controls and Procedures	40

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Submission of Matters to a Vote of Security Holders	52
Item 5.	Other Information	52
Item 6.	Exhibits	53
SIGNATURES		54
EX-3.1: AMENDED AND RESTATED CERTIFICATE OF INCORPORATION
EX-3.2: AMENDED AND RESTATED BYLAWS
EX-4.3: RESALE AND REGISTRATION RIGHTS AGREEMENT
EX-4.4: CLASS B STOCKHOLDERS' AGREEMENT
EX-10.1: AMENDED AND RESTATED OPERATING AGREEMENT
EX-10.2: TAX RECEIVABLE AGREEMENT
EX-10.3: PZENA INVESTMENT MANAGEMENT, LLC AMENDED AND RESTATED 2006 EQUITY INCENTIVE PLAN
EX-10.4: PZENA INVESTMENT MANAGEMENT, LLC AMENDED AND RESTATED BONUS PLAN
EX-10.5: PZENA INVESTMENT MANAGEMENT, INC. 2007 EQUITY INCENTIVE PLAN
EX-10.8: EXECUTIVE EMPLOYMENT AGREEMENT: PZENA
EX-10.9: EXECUTIVE EMPLOYMENT AGREEMENT: GOETZ
EX-10.10: AMENDED AND RESTATED EXECUTIVE EMPLOYMENT AGREEMENT: KRISHNA
EX-10.11: AMENDED AND RESTATED EXECUTIVE EMPLOYMENT AGREEMENT: LIPSEY
EX-10.12: INDEMNIFICATION AGREEMENT: PZENA
EX-10.13: INDEMNIFICATION AGREEMENT: GALBRAITH
EX-10.14: INDEMNIFICATION AGREEMENT: GREENBLATT
EX-10.15: INDEMNIFICATION AGREEMENT: MEYEROWICH
EX-10.16: INDEMNIFICATION AGREEMENT: ULLMAN
EX-21.1: LIST OF SUBSIDIARIES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

i

EXPLANATORY NOTE

On October 30, 2007, Pzena Investment Management, Inc. consummated an initial public offering of 6,100,000 shares of its Class A common stock in which it received net proceeds of approximately $99.1 million that it used to purchase 6,100,000 membership units of Pzena Investment Management, LLC, representing 9.5% of the then outstanding membership units of Pzena Investment Management, LLC. Concurrently with the consummation of this initial public offering, (i) the operating agreement of Pzena Investment Management, LLC was amended and restated such that, among other things, Pzena Investment Management, Inc. became the sole managing member of Pzena Investment Management, LLC and (ii) related reorganization transactions were consummated. Accordingly, as of and subsequent to October 30, 2007, (i) Pzena Investment Management, Inc. will consolidate the financial results of Pzena Investment Management, LLC with its own and reflect the remaining 90.5% membership interest in Pzena Investment Management, LLC as a non-controlling interest in its consolidated financial statements, and (ii) Pzena Investment Management, Inc.’s income will be generated by its 9.5% economic interest in Pzena Investment Management, LLC’s net income. Therefore, this Quarterly Report on Form 10-Q presents the following financial statements:

(1) the consolidated financial statements of Pzena Investment Management, LLC as of December 31, 2006 and September 30, 2007 and for the three and nine months ended September 30, 2006 and 2007; and

(2) the financial statements of Pzena Investment Management, Inc. as of May 10, 2007 (capitalization) and September 30, 2007 and for the period May 10, 2007 (capitalization) through September 30, 2007.

“We,” “us,” “our,” and the “company” refer to: (i) Pzena Investment Management, Inc. and its subsidiaries, including Pzena Investment Management, LLC and all of its subsidiaries, following the consummation of the above-referenced initial public offering, amendment and restatement of the operating agreement of Pzena Investment Management, LLC and related reorganization transactions on October 30, 2007, and (ii) to Pzena Investment Management, LLC and all of its subsidiaries prior to the consummation of these transactions. “Our operating company” refers to Pzena Investment Management, LLC.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide our current expectations, or forecasts, of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “ongoing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in Part II of this Quarterly Report on Form 10-Q. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report on Form 10-Q, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

Forward-looking statements include, but are not limited to, statements about:

•	our anticipated future results of operations and operating cash flows;

•	our business strategies and investment policies;

•	our financing plans and the availability of short-term borrowing;

•	our competitive position and the effects of competition on our business;

•	potential growth opportunities available to us;

•	the recruitment and retention of our employees;

•	our expected levels of compensation for our employees;

•	our potential operating performance, achievements, efficiency and cost reduction efforts;

•	our expected tax rate;

•	changes in interest rates;

•	our expectation with respect to the economy, capital markets, the market for asset management services and other industry trends;

•	the benefits to our business resulting from the effects of the reorganization we consummated on October 30, 2007; and

•	the impact of future legislation and regulation, and changes in existing legislation and regulation, on our business.

Our Registration Statement on Form S-1 (File No. 333-143660) and the subsequent reports that we file with the SEC, accessible on the SEC’s website at www.sec.gov, identify additional factors that can affect forward-looking statements.

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Pzena Investment Management, LLC and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands)

	December 31,	September 30,
	2006	2007
		(unaudited)

ASSETS
Cash and Cash Equivalents	$30,920	$30,091
Restricted Cash	2,014	2,074
Due from Broker	882	30
Advisory Fees Receivable	25,216	26,430
Investments In Marketable Securities, at Fair Value	23,247	30,224
Receivable From Related Parties	602	349
Other Receivables	1,016	1,179
Investments In Affiliates	3,613	3,610
Prepaid Expenses and Other Assets	360	2,604
Property and Equipment, Net of Accumulated Depreciation of $1,044 and $1,302, Respectively	1,876	3,144

TOTAL ASSETS	$89,746	$99,735

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$4,082	$19,190
Securities Sold Short, at Fair Value	876	944
Due to Broker	2,774	34
Compensatory Units Subject to Mandatory Redemption	263,980	—
Long Term Debt	—	60,000
Other Liabilities	1,048	1,198

Subtotal	272,760	81,366
Capital Units Subject to Mandatory Redemption	533,553	—

TOTAL LIABILITIES	806,313	81,366

Commitments and Contingencies
Minority and Non-controlling Interests	13,399	17,617
Excess of Liabilities over Assets	(729,966)	—
Members’ Equity:
Members’ Capital (64,037,910 units issued and outstanding at September 30, 2007)	—	765,299
Retained Deficit	—	(764,547)

TOTAL MEMBERS’ EQUITY	(729,966)	752

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$89,746	$99,735

See accompanying notes to financial statements

Pzena Investment Management, LLC and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007

REVENUE	$29,388	$40,217	$81,198	$112,355

EXPENSES
Compensation and Benefits Expense	18,490	8,807	56,868	121,213
General and Administrative Expenses	1,723	2,958	5,291	7,587

TOTAL OPERATING EXPENSES	20,213	11,765	62,159	128,800

Operating Income/(Loss)	9,175	28,452	19,039	(16,445)

Interest Income/(Expense), Net	136	(409)	451	156
Dividend Income, Net	183	187	413	458
Realized and Unrealized Gain/(Loss), Net on Marketable Securities and Securities Sold Short	1,455	(1,218)	2,250	(263)
Equity in Earnings/(Loss) of Affiliates	553	(148)	374	(3)
Other	(57)	(33)	(196)	(8)

Total Other Income/(Loss)	2,270	(1,621)	3,292	340

INCOME/(LOSS) BEFORE INCOME TAXES AND MINORITY AND NON-CONTROLLING INTERESTS	11,445	26,831	22,331	(16,105)
Provision for Income Taxes	1,058	1,269	3,072	3,876
Minority and Non-Controlling Interests	720	(711)	1,323	(74)

Income/(Loss) Before Interest on Mandatorily Redeemable Units	9,667	26,273	17,936	(19,907)
Less: Interest on Mandatorily Redeemable Units	11,314	—	46,751	16,575

NET INCOME/(LOSS)	$(1,647)	$26,273	$(28,815)	$(36,482)

See accompanying notes to financial statements

Pzena Investment Management, LLC and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(1,647)	$26,273	$(28,815)	$(36,482)
Adjustments to Reconcile Net Income/(Loss) to Cash Provided by Operating Activities:
Depreciation	76	109	212	267
Non-Cash Compensation	6,396	—	12,990	82,887
Non-Cash Interest on Mandatorily Redeemable Units	6,218	—	13,868	(2,420)
Realized and Unrealized (Gain)/Loss, Net on Marketable Securities and Securities Sold Short	(1,455)	1,219	(2,250)	264
Minority and Non-Controlling Interests	720	(711)	1,323	(74)
Equity in (Earnings)/Loss of Affiliates and Investment Partnerships	(553)	148	(374)	3
Deferred Income Taxes	108	(48)	213	(42)
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(2,721)	(377)	(3,971)	(1,214)
Due From Broker	(421)	114	519	852
Restricted Cash	116	(23)	95	(60)
Prepaid Expenses and Other Assets	(56)	(1,086)	1,201	(2,238)
Due to Broker	153	(42)	153	(2,740)
Accrued Expenses and Other Liabilities	2,995	6,082	13,338	14,332
Purchases of Marketable Securities and Securities Sold Short	(4,858)	(10,704)	(12,318)	(20,209)
Proceeds From Sale of Marketable Securities and Securities Sold Short	3,254	3,608	10,467	13,051

Net Cash Provided by Operating Activities	8,325	24,562	6,651	46,177

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Affiliates	—	—	(5,625)	—
Investments in Investment Partnerships	—	—	5,460	—
Receivable from Related Parties	66	7	171	83
Purchases of Property and Equipment	(73)	(81)	(164)	(1,535)

Net Cash Used in Investing Activities	(7)	(74)	(158)	(1,452)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions From Members	—	—	—	3,609
Distributions to Members	—	(68,546)	—	(113,455)
Debt Proceeds	—	60,000	—	60,000
Contributions From Affiliates	1,101	9,750	2,368	11,971
Distributions to Affiliates	—	(5,612)	(1,036)	(7,679)

Net Cash Provided By/(Used in) Financing Activities	1,101	(4,408)	1,332	(45,554)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	$9,419	$20,080	$7,825	$(829)

CASH AND CASH EQUIVALENTS — Beginning of Period	$3,817	$10,011	$4,969	$30,920
Effect of Initial Consolidation of Affiliates	—	—	442

Cash and Cash Equivalents — Beginning of Period (Adjusted)	3,817	10,011	5,411	30,920
Net Increase/(Decrease) in Cash and Cash Equivalents	9,419	20,080	7,825	(829)

CASH AND CASH EQUIVALENTS — End of Period	$13,236	$30,091	$13,236	$30,091

Supplementary Cash Flow Information:
Interest Paid	$5,111	$61	$32,899	$19,056

Income Taxes Paid	$620	$1,388	$2,060	$4,038

See accompanying notes to financial statements

Pzena Investment Management, LLC and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007
(in thousands, except for unit amounts)
(unaudited)

				Excess of
	Capital	Members’	Retained	Liabilities
	Units	Capital	Deficit	Over Assets	Total

Balance at December 31, 2005	—	$—	$—	$(19,669)	$(19,669)
Net Income Before Interest on Mandatorily Redeemable Units				17,936	17,936
Interest on Mandatorily Redeemable Units				(46,751)	(46,751)

Balance at September 30, 2006	—	$—	$—	$(48,484)	$(48,484)

				Excess of
	Capital	Members’	Retained	Liabilities
	Units	Capital	Deficit	Over Assets	Total

Balance at December 31, 2006	—	$—	$—	$(729,966)	$(729,966)
Net Income Prior to Amendment of Operating Agreement on March 31, 2007				(88,075)	(88,075)
Amortization of Deferred Compensation Prior to Amendment of Operating Agreement on March 31, 2007				1,901	1,901
Reclassification of Liabilities to Capital Units	63,778,720	875,096	(816,140)	816,140	875,096
Net Income Subsequent to Amendment of Operating Agreement on March 31, 2007			51,593		51,593
Amortization of Deferred Compensation Subsequent to Amendment of Operating Agreement on March 31, 2007		49			49
Unit forfeiture	(7,500)				—
Option Exercise	266,690	3,609			3,609
Distributions to Members		(113,455)			(113,455)

Balance at September 30, 2007	64,037,910	$765,299	$(764,547)	$—	$752

See accompanying notes to financial statements

Pzena Investment Management, LLC and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1 —	Organization

Pzena Investment Management, LLC, together with its subsidiaries (the “Company”), is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. The Company currently manages assets in ten value-oriented investment strategies across a wide range of market capitalizations in both U.S. and international capital markets.

The Company has consolidated the results of operations and financial condition of the following private investment partnerships as of and for the three and nine-months ended September 30, 2007:

		Ownership at
Entity	Type of Entity (Date of Formation)	September 30, 2007

Pzena Large Cap Value Fund	Massachusetts Trust (11/1/02)	99.6%
Pzena Large Cap Value Fund II	Massachusetts Trust (8/1/2006)	99.9%
Pzena International Value Service	Delaware Limited Liability Company (12/22/2003)	0.0%
Pzena Global Value Service	Delaware Limited Liability Company (12/22/2003)	0.0%
Pzena Emerging Markets Value Service	Delaware Limited Liability Company (12/28/2006)	89.9%
Pzena Mega Cap Value Fund	Massachusetts Trust (2/23/2007)	99.9%

Pursuant to its Operating Agreement, the Company will continue until December 31, 2026, unless a terminating event, as defined in the Operating Agreement, occurs prior to this date. Members are not liable for repayment, satisfaction or discharge of any debts, liabilities or obligations of the Company, except to the extent of their capital accounts.

Concurrent with the initial public offering of Pzena Investment Management, Inc. on October 30, 2007, the Company’s operating agreement was amended and restated such that, among other things, Pzena Investment Management, Inc. became the sole managing member of the Company as of that date. These transactions are described in Note 13.

Note 2 —	Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and related SEC rules and regulations. The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company also consolidates non-variable-interest entities in which it acts as the general partner or managing member. All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements of the Company include the results of operations and financial condition of the Pzena Large Cap Value Fund, the Pzena Large Cap Value Fund II, the Pzena Emerging Markets Value Service, the Pzena Investment Management Select Fund, LP and the Pzena Mega Cap Value Fund as of, and from, the dates of their formation. Pzena Investment Management Select Fund, LP was consolidated through January 23, 2007, the date of its liquidation. Pursuant to the guidance of Emerging Issues Task Force Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5), the results of operations of the Pzena International Value Service and the Pzena Global Value Service have been consolidated effective January 1, 2006. All of these entities represent private investment partnerships over which the Company exercises control. Minority and non-

Pzena Investment Management, LLC and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) — (Continued)

controlling interests recorded on the consolidated financial statements of the Company includes the non-controlling interests of the outside investors in each of these entities.

The Company acts as the investment manager for four trusts and one offshore investment company, each of which are considered variable-interest entities. Each of these entities are vehicles through which the Company offers its Global Value and/or International Value strategies and each commenced operations in 2006. The Company is not considered the primary beneficiary of any of these entities. Correspondingly, their results of operations and financial condition are not consolidated by the Company. The total net assets of these variable-interest entities were approximately $1,031.0 million at September 30, 2007. The Company is not exposed to losses as a result of its involvement with these entities because it has no direct investment in them.

Investments in private investment partnerships in which the Company has a minority interest and exercises significant influence are accounted for using the equity method. Such investments are reflected on the consolidated statements of financial condition as investments in affiliates and are recorded at the amount of capital reported by the respective private investment partnerships. Such capital accounts reflect the contributions paid to, distributions received from, and the equity earnings of, the private investment partnerships. The earnings of these private investment partnerships are included in equity in earnings of affiliates in the consolidated statements of operations.

Prior to March 31, 2007, the Company’s membership units were categorized as either Compensatory or Capital. Because both types of units had features of both debt and equity, the Company accounted for them pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (FAS 123(R)), and Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity (FAS 150), as described further below.

Compensatory Units consisted of a series of annual Profits Only Interest and Class C Profits Interest awards made between 2002 and 2006 that were granted to employees and members for services rendered. Through March 31, 2007, the distributions associated with these units, and the subsequent incremental increase or decrease in their redemption value, were accounted for as part of compensation expense on the consolidated statement of operations, as further discussed below. The cumulative liability for redeeming these units at December 31, 2006 is shown in the consolidated statement of financial condition as compensatory units subject to mandatory redemption.

Capital Units included units issued to founders and those purchased by certain employees. Through March 31, 2007, the distributions associated with these units, and the subsequent incremental increase or decrease in their redemption value, were accounted for as part of interest in mandatorily redeemable units on the consolidated statements of operations. The cumulative liability for redeeming these units at December 31, 2006 is shown in the consolidated statements of financial condition as capital units subject to mandatory redemption.

Effective March 31, 2007, the Company amended its Operating Agreement to remove all mandatory redemption provisions. As all of its membership units thereafter had only equity characteristics, neither distributions nor subsequent incremental changes to their value were charged against income from the effective date of the amendment.

Management’s Use of Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.

Fair Values of Financial Instruments:

The carrying amount of all financial instruments in the consolidated statements of financial condition, including marketable securities, approximate their fair values.

Pzena Investment Management, LLC and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) — (Continued)

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which investment management services are provided. Advisory fee income includes management fees that are calculated based on percentages of assets under management, generally billed quarterly, either in arrears or advance, depending on their contractual terms. Advisory fee income also includes incentive fees that may be earned by the Company depending on the investment return of the assets under management. Incentive fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark. The Company’s participation percentage in such return differentials is then multiplied by assets under management to determine incentive fees. Returns are calculated on an annualized basis over the contract’s measurement period, which may extend up to three years. Incentive fees are generally payable annually. Pursuant to the preferred accounting method under Emerging Issues Task Force Issue D-96, Accounting for Management Fees Based on a Formula (EITF D-96), such incentive fee income is recorded at the conclusion of the contractual performance period when all contingencies are resolved.

Unit-based Compensation:

Prior to January 1, 2006, the Company accounted for its unit-based compensation in accordance with the provisions of APB 25, and related interpretations. On January 1, 2006, the Company adopted FAS 123(R), using the modified prospective method, which requires the recognition of the cost of equity-based compensation based on the grant-date fair value of the award. The adoption of FAS 123(R) did not have a material effect on the results of operations or financial condition of the Company.

Until March 31, 2007, compensation expense included the distributions made on Compensatory Units outstanding, as well as the incremental increases or decreases in the redemption values of these units subsequent to their grant date over their vesting period. Distributions are generally paid on the Company’s income before non-cash compensation charges. Prior to December 31, 2006, Compensatory Unit redemption values were determined using a formula-based price, based on the member’s pro rata share of net fee revenue (as defined in the Operating Agreement) for the four completed fiscal quarters immediately preceding redemption. This portion of the redemption amount was exclusive of any associated accumulated undistributed earnings, which was also required to be paid to members upon redemption. Effective December 31, 2006, these units’ redemption features were changed from a formula-based plan to a fair-value based plan. As such, the Company recorded a one-time increase in compensation expense related to that modification.

The Operating Agreement was amended as of March 31, 2007 to eliminate the Company’s obligation to redeem units under any circumstance. Since all Compensatory Units thereafter had only equity characteristics, neither distributions, nor subsequent incremental changes to these units’ value, were charged against income subsequent to March 31, 2007. In addition, as of March 31, 2007 the Company accelerated the vesting of all Compensatory Units then subject to vesting. The Company recorded a one-time charge which was associated with this acceleration as of March 31, 2007.

Interest on Mandatorily Redeemable Units:

Until March 31, 2007, interest on mandatorily redeemable units included distributions made on Capital Units outstanding, as well as the incremental increases or decreases in the redemption values of these units. Distributions are generally paid on the Company’s income before non-cash compensation charges. Prior to January 1, 2005, Capital Units were redeemable at book value. Accordingly, incremental increases or decreases to book value in those periods were included as a component of interest on mandatorily redeemable units.

Pzena Investment Management, LLC and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) — (Continued)

Effective January 1, 2005, the Operating Agreement was amended to require that Capital Units be redeemed on the death of a member at a formula-based price based on the member’s pro rata share of net fee revenue (as defined in the Operating Agreement) for the four completed fiscal quarters immediately preceding the member’s death. This portion of the redemption amount was exclusive of any accumulated undistributed earnings associated with such units, which were also required to be paid to the member’s estate. Accordingly, as of this date, any subsequent incremental increases or decreases to this formula-based price, as well as any change in undistributed earnings, were included as a component of interest on mandatorily redeemable units.

Effective December 31, 2006, these units’ redemption features were changed from a formula-based plan to a fair-value based plan. As such, the Company recorded a one-time increase in interest on mandatorily redeemable units related to that modification.

Effective March 31, 2007, the Operating Agreement was amended to eliminate the Company’s obligation to redeem units under any circumstance. Since all Capital Units thereafter had only equity characteristics, neither distributions, nor subsequent incremental changes to these unit’s value, were charged against income subsequent to the effective date of the amendment.

Compensatory Units Subject to Mandatory Redemption:

Until the amendment of its Operating Agreement on March 31, 2007, the Company recorded a net liability for its Compensatory Units equal to the accumulated redemption value as of the balance sheet date of all such outstanding units. This liability also included any undistributed earnings attributable to such units.

Prior to December 31, 2006, vested Compensatory Units were required to be redeemed on the death of a member at a formula-based price based on the member’s pro rata share of net fee revenue (as defined in the Operating Agreement) for the four completed fiscal quarters immediately preceding the member’s death. Effective December 31, 2006, these units’ redemption provisions were changed from a formula-based plan to a fair-value based plan. As such, the Company recorded a one-time increase in the liability related to that modification.

Effective March 31, 2007, the Company amended its Operating Agreement to remove all mandatory redemption provisions. As of that date, the liability associated with these units was reclassified as equity. Further, as of March 31, 2007, the Company accelerated the vesting of all compensatory units then subject to vesting.

Capital Units Subject to Mandatory Redemption:

Until the amendment of its Operating Agreement on March 31, 2007, the Company recorded a net liability for its Capital Units equal to the accumulated redemption value as of the balance sheet date of all such outstanding units. This liability also included any undistributed earnings attributable to such units.

Prior to January 1, 2005, Capital Units were redeemable at book value. Effective January 1, 2005, the terms of the Company’s Operating Agreement were amended to require that Capital Units be redeemed on the death of a member at a formula-based price determined based on the member’s pro rata share of net fee revenue (as defined in the Operating Agreement) for the four completed fiscal quarters immediately preceding the member’s death. Effective December 31, 2006, these units’ redemption provisions were changed from a formula-based plan to a fair-value based plan. As such, the Company recorded a one-time increase in the liability related to that modification.

Effective March 31, 2007, the Company amended its Operating Agreement to remove all mandatory redemption provisions. As of that date, the liability associated with these units was reclassified as equity.

Cash and Cash Equivalents and Restricted Cash:

The Company considers all highly-liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Pzena Investment Management, LLC and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) — (Continued)

Interest on cash and cash equivalents is recorded as interest income on the consolidated statements of operations.

The Company was required to maintain compensating balances of $2.0 million and $2.1 million at December 31, 2006 and September 30, 2007, respectively, as collateral for letters of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its New York office space. Such amounts are included in restricted cash on the consolidated statements of financial condition.

Due From Broker:

Due from broker consists primarily of cash balances and amounts receivable for unsettled securities transactions held at the clearing brokers of the Company’s consolidated investment partnerships.

Due To Broker:

Due to broker consists primarily of amounts payable for unsettled securities transactions initiated by the clearing brokers of the Company’s consolidated investment partnerships.

Investments in Securities:

Investments in marketable securities and securities sold short represent primarily the securities held by the Company’s consolidated investment partnerships. All such securities are classified as trading securities and are recorded at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

Securities Valuation:

Investments in marketable equity securities and securities sold short which are traded on a national securities exchange (or reported on the NASDAQ national market) are carried at fair value based on the last reported sales price on the valuation date. If no reported sales occurred on the valuation date, investments in securities are valued at the bid price and securities sold short are valued at the ask price. Securities transactions are recorded on the trade date.

The net realized gain or loss on sales of securities is determined on a specific identification basis and is included in realized and unrealized gain (loss), net on marketable securities and securities sold short in the consolidated statements of operations.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and advisory fees receivable. The Company maintains its cash, temporary cash and restricted cash investments in bank deposit and other accounts whose balances, at times, exceed Federally insured limits.

The concentration of credit risk with respect to advisory fees receivable is generally limited, due to the short payment terms extended to clients by the Company. On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions. For the three months ended September 30, 2006 and 2007, approximately 20.7% and 19.3%, respectively, of the Company’s advisory fees were generated from an advisory agreement with one client. For the nine months ended September 30, 2006 and 2007, fees generated from this agreement comprised 19.8% and 21.6%, respectively, of the Company’s total advisory fees. At December 31, 2006 and September 30, 2007, no allowance for doubtful accounts has been deemed necessary.

Pzena Investment Management, LLC and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) — (Continued)

Property and Equipment:

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvements or the remaining lease term.

Business Segments:

The Company views its operations as comprising one operating segment.

Income Taxes:

The Company is a limited liability company that has elected to be treated as a partnership for tax purposes. The Company has not made provision for federal or state income taxes because it is the personal responsibility of each of the Company’s members to separately report their proportionate share of the Company’s taxable income or loss. Similarly, the income of the Company’s consolidated investment partnerships is not subject to income taxes, as it is allocated to each partnership’s individual partners. The Company has made provision for New York City Unincorporated Business Tax. The Company is a cash basis taxpayer.

The Company accounts for the New York City Unincorporated Business Tax pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The income tax provision, or credit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Foreign Currency:

Investment securities and other assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions.

The Company does not isolate that portion of the results of its operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included in the net realized and unrealized gain/(loss), net on marketable securities and securities sold short.

Reported net realized foreign exchange gains or losses arise from sales of foreign currencies, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded on the Company’s books and the U.S. Dollar equivalent of the amounts actually received or paid. Net unrealized foreign exchange gains and losses arise from changes in the fair values of assets and liabilities, other than investments in securities at fiscal period end, resulting from changes in exchange rates.

New Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribed the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken, or expected to be taken, by an entity before being measured and recognized in the financial

Pzena Investment Management, LLC and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) — (Continued)

statements. The Company adopted FIN 48 on January 1, 2007. The impact of the adoption of this standard was not material.

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 establishes an authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The application of FAS 157 is required for fiscal years beginning after November 15, 2007. Management is in the process of assessing the impact of this standard on the consolidated financial statements of the Company.

In June 2007, the American Institute of Certified Public Accountants issued Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 clarifies the definition of an investment company and whether the specialized accounting model of an investment company may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 will be effective for reporting periods beginning on or after December 15, 2007. The Company is currently evaluating the potential impact of the adoption of SOP 07-1 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits an entity to elect to measure certain financial instruments and certain other items at fair value with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS 159 on its consolidated financial statements.

Note 3 —	Property and Equipment

Property and equipment, net, are comprised of the following:

	December 31,	September 30,
	2006	2007
	(in thousands)

Computer Hardware	$682	$789
Computer Software	141	144
Furniture and Fixtures	775	1,156
Office Equipment	189	243
Leasehold Improvements	1,133	2,114

Total	2,920	4,446
Less: Accumulated Depreciation and Amortization	(1,044)	(1,302)

Total	$1,876	$3,144

Depreciation and amortization expense, included in general and administrative expenses, totaled $0.1 million and $0.1 million for the three months ended September 30, 2006 and 2007, respectively. Such expenses totaled $0.2 million and $0.3 million for the nine months ended September 30, 2006 and 2007, respectively.

Note 4 —	Related Party Transactions

For the three and nine months ended September 30, 2007, the Company earned $2.1 million and $5.6 million, respectively, in investment advisory fees from unconsolidated entities in which it has an ownership interest and for which it acts as the investment manager. For the three and nine months ended September 30, 2006, such advisory fees totaled $0.8 million and $1.4 million, respectively.

Pzena Investment Management, LLC and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) — (Continued)

At December 31, 2006 and September 30, 2007, the Company had advanced $0.1 million to an international investment company for organization and start-up costs, which are included in receivable from related parties on the consolidated statements of financial condition. The Company is the sponsor and investment manager of this entity.

At December 31, 2006 and September 30, 2007, receivable from related parties included $0.5 million and $0.2 million, respectively, of loans to employees. Certain of these loans are in the form of forgivable promissory notes which are amortized through compensation expense pursuant to their terms.

Employees of the Company who are considered accredited investors have the ability to open separately-managed accounts, or invest in certain of the Company’s consolidated investment partnerships, without being assessed advisory fees. Investments by employees in separately-managed accounts are permitted only at the discretion of the Executive Committee, but are generally not subject to the same minimum investment levels that are required of outside investors. Some of the investment advisory fees that are waived on separately managed accounts for employees are for strategies that typically have account minimums, which vary by strategy, but typically average approximately $50,000 per account per year. The impact of this benefit is not material to the Company’s consolidated financial statements for any period presented.

Note 5 —	Investments in Affiliates

The Company holds investments in, and acts as manager of, an unconsolidated investment partnership which is accounted for under the equity method. Summary financial information related to this entity is as follows:

	PAI Hedged Value Fund, LLC
	December 31,	September 30,
	2006	2007
	(in thousands)

Investments, at Fair Value	$12,277	$13,106
Total Liabilities	(12)	(18)

Net Assets	$12,265	$13,088

Equity Held by the Company	$3,613	$3,610

Ownership Percentage	29%	28%

	PAI Hedged Value Fund, LLC
	The Three Months Ended September 30,
	2006	2007
	(in thousands)

Net Investment Income	$31	$10
Net Realized and Unrealized Income (Loss)	991	(547)

Net Income (Loss)	$1,022	$(537)

Company’s Equity in Earnings/(Loss)	$553	$(148)

Pzena Investment Management, LLC and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) — (Continued)

	PAI Hedged Value Fund, LLC
	The Nine Months Ended September 30,
	2006	2007
	(in thousands)

Net Investment Income	$20	$1
Net Realized and Unrealized Income (Loss)	673	(49)

Net Income (Loss)	$693	$(48)

Company’s Equity in Earnings/(Loss)	$374	$(3)

Note 6 —	Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants. In certain cases, the Company may have recourse against third parties with respect to these indemnities. The Company maintains insurance policies that may provide coverage against certain claims under these indemnities. FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), providing accounting and disclosure requirements for certain guarantees. The Company has had no claims or payments pursuant to these agreements, and it believes the likelihood of a claim being made is remote. Utilizing the methodology in FIN 45, the Company’s estimate of the value of such guarantees is de minimis, and, therefore, an accrual has not been made in the consolidated financial statements.

In the normal course of business, the Company may also be subject to various legal proceedings from time to time. Currently, there are no such proceedings pending against the Company.

The Company leases office space under a non-cancelable operating lease agreement which expires on October 31, 2015. The Company reflects lease expense over the lease term on a straight-line basis. In early 2007, the Company agreed to lease additional office space at the Company’s headquarters at 120 West 45th Street, New York, New York. The Company took possession of this space on March 1, 2007. The new lease is co-terminus with the Company’s existing lease.

Lease expenses for the three months ended September 30, 2006 and 2007 were $0.3 million and $0.5 million, respectively. Such expenses totaled $0.9 million and $1.2 million for the nine months ended September 30, 2006 and 2007, respectively.

Note 7 —	Retirement Plan

The Company maintains a defined contribution pension plan which covers substantially all members and employees. The Company may make contributions to the plan at the discretion of management. Under the terms of the plan, all such contributions vest immediately. Company contributions for the three months ended September 30, 2006 and 2007 were $0.3 million and $0.4 million, respectively. Such contributions totaled $0.8 million and $1.1 million for the nine months ended September 30, 2006 and 2007, respectively.

Note 8 —	Compensation

As discussed further in Note 12, the Company issued Compensatory Units to employees and members which had redemption features that required them to be classified as liabilities in the consolidated statements of financial condition. Prior to March 31, 2007, distributions on the Compensatory Units outstanding, and changes in these units’ redemption values, were recorded as compensation expense. Effective December 31, 2006, the terms of these units’ redemption features were changed from a formula-based plan to a fair-value based plan.

Pzena Investment Management, LLC and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) — (Continued)

As of March 31, 2007, the effective date of the amendment to the Operating Agreement to eliminate the Company’s obligation to redeem units under any circumstance, the unit-based compensation awards previously categorized as liabilities were reclassified as equity. Further, as of March 31, 2007, the Company accelerated the vesting of all Compensatory Units then subject to vesting. Subsequent to this date, distributions on these units are not considered a component of compensation expense and are instead recorded as a direct reduction of members’ capital.

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months
	Ended
	September 30,
	2006	2007
	(in thousands)

Cash Compensation and Benefits	$8,802	$8,807
Distributions on Compensatory Units	3,292	—
Change in Redemption Value of Compensatory Units	6,396	—
Other Non-Cash Compensation	—	—

Total Compensation and Benefits Expense	$18,490	$8,807

	For the Nine Months
	Ended
	September 30,
	2006	2007
	(in thousands)

Cash Compensation and Benefits	$26,020	$26,239
Distributions on Compensatory Units	17,858	12,087
Change in Redemption Value of Compensatory Units	12,990	15,969
Acceleration of Vesting of Compensatory Units	—	64,968
Other Non-Cash Compensation	—	1,950

Total Compensation and Benefits Expense	$56,868	$121,213

Note 9 —	Long Term Debt and Credit Facility

On July 23, 2007, the Company entered into a $60.0 million, three-year term loan agreement, the proceeds of which were used to finance a one-time distribution to current members. The principal amount borrowed bears interest at a variable rate based, at the Company’s option, on (1) the one, two, three, six, nine or twelve-month LIBOR Market Index Rate plus 1.00%, or (2) the higher of the lender’s prime rate and the Federal Funds Rate. The principal amount is payable in full at the end of the three-year term, with no penalty for prepayment. For the year ended July 23, 2008, the interest rate in effect will be 6.41%, which is equal to the twelve-month LIBOR rate in effect at the time of the closing of the agreement of 5.41% plus 1.00%. Approximately $0.1 million in debt issuance costs were incurred associated with this loan. Such costs have been recorded in prepaid expenses and other assets and will be amortized over the term of the loan as a component of other income on the consolidated statements of operations.

Also on July 23, 2007, the Company obtained a $20.0 million revolving credit facility, which will expire on July 23, 2010, in order to finance its short term working capital needs. This facility carries a commitment fee of 0.2% on any unused amounts. As of and for the period ended September 30, 2007, no balance was outstanding against the facility.

Pzena Investment Management, LLC and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) — (Continued)

Note 10 —	Income Taxes

The provision for New York City Unincorporated Business Tax is comprised of the following:

	The Three Months
	Ended
	September 30,
	2006	2007
	(in thousands)

Current	$950	$1,317
Deferred	108	(48)

Total	$1,058	$1,269

	The Nine Months
	Ended
	September 30,
	2006	2007
	(in thousands)

Current	$2,859	$3,918
Deferred	213	(42)

Total	$3,072	$3,876

Deferred tax liabilities of $1.0 million and $0.9 million are included in other liabilities at December 31, 2006 and September 30, 2007, respectively. Deferred tax liabilities are primarily the result of the Company’s use of the cash basis of accounting for income taxes.

The income tax provision differs from the expense that would result from applying the New York City Unincorporated Business Tax rate to income before income taxes. The primary difference results from members’ compensation, which is not deductible for tax purposes.

Note 11 —	Investments in Marketable Securities

Marketable securities and securities sold short consisted of the following at December 31, 2006:

		Unrealized
	Cost	Gain/(Loss)	Fair Value
	(in thousands)

Equities	$20,828	$2,419	$23,247

		Unrealized
	Proceeds	(Gain)/Loss	Fair Value
	(in thousands)

Equity Securities Sold Short	$681	$195	$876

Marketable securities consisted of the following at September 30, 2007:

		Unrealized
	Cost	Gain/(Loss)	Fair Value
	(in thousands)

Equities	$29,186	$1,038	$30,224

Pzena Investment Management, LLC and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) — (Continued)

		Unrealized
	Proceeds	(Gain)/Loss	Fair Value
	(in thousands)

Equity Securities Sold Short	$941	$3	$944

Note 12 —	Members’ Equity Interests

Prior to December 31, 2006, ownership interests in the Company were comprised of Capital Units (Class A Voting Units and Class B Non-Voting Units), and various series of Profits-Only Interests and Class C Profits Interests. With the exception of the Class B Non-Voting Units, all units were entitled to vote. All of the Profits-Only Interests and Class C Profits Interests were granted to employees and members as unit-based compensation. Profits-Only Interests vested ratably over a three-year period, while the Class C Profits Interests cliff vested at the conclusion of their three-year term. Profits and losses were allocated on a pro rata basis according to the terms of the Operating Agreement. Effective January 1, 2005, the Operating Agreement was amended to require that all Capital Units be repurchased in the event of the holder’s death or, if applicable, termination of employment, at a formula-based price, determined by the holder’s pro rata share of net fee revenue (as defined in the Operating Agreement) for the four completed fiscal quarters immediately preceding the holder’s death or, if applicable, the holder’s termination of employment. Profits-Only Interests and Class C Profits Interests had similar repurchase provisions effective from their respective dates of grant. These redemption amounts were exclusive of any accumulated undistributed earnings associated with such units, which were also required to be paid to the holder’s estate. Prior to this amendment, all Capital Units were required to be repurchased at their book value at the time of the unitholder’s death. These redemption features caused all of the Company’s units to be classified as liabilities as of the effective date of FAS 150 with respect to the Company, which was July 1, 2003.

Prior to March 31, 2007, distributions made with respect to Compensatory Units were classified as compensation expense. Incremental changes to these units’ redemption values subsequent to the grant date were also included as a component of compensation expense at each reporting period. For the Company’s non-compensatory units (Capital Units), distributions and incremental changes in the net liability associated with these units’ redemption values have been recorded as components of interest on mandatorily redeemable units in the consolidated statements of operations for all periods prior to March 31, 2007.

Upon a sale of the Company, proceeds were to be allocated first to the holders of Capital Units, and then to the holders of Profits-Only Interests and Class C Profits Interests based on their pro rata share of the incremental increase in assigned value of the Company above the point at which the respective units were issued.

On December 31, 2006, the Company initiated a capital restructuring, wherein all of the outstanding Compensatory Units and Capital Units were exchanged for new units on a percentage basis determined by the outstanding units’ relative fair values. These new units all retained the same earnings sharing and voting rights, but participate in the potential liquidation of the Company on a pro rata basis. The Company and unitholders each had fair-value put and call provisions, subject to certain restrictions, that allowed for redemption only for vested units that have been held longer than six months. New units exchanged for units previously issued retained their original liability classification. Of the total $696.3 million increase in value arising from the change from a formula-based redemption plan to a fair-value plan, approximately $232.5 million was associated with compensatory unit awards and charged to compensation expense on December 31, 2006. The remaining $463.8 million was recorded as a component of interest on mandatorily redeemable units for the year ended December 31, 2006.

The Operating Agreement was amended as of March 31, 2007 to eliminate the Company’s obligation to redeem units under any circumstance. As a result, all units that were categorized as liabilities in the Company’s consolidated financial statements were reclassified as equity as of March 31, 2007. Subsequent to this date, distributions paid on unit-based compensation and incremental changes to these units’ value are not considered a component of compensation expense and are instead recorded as a direct reduction of undistributed earnings. As of

Pzena Investment Management, LLC and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) — (Continued)

March 31, 2007, the Company accelerated the vesting of all Compensatory Units then subject to vesting. The one-time charge associated with this acceleration, approximately $65.0 million, was recorded on March 31, 2007.

Capital Units, all subject to mandatory redemption upon the death of the holders, consisted of:

As of
December 31,
2006
(in thousands)

Members Capital (39,891,000 units issued and outstanding at December 31, 2006)	$18,383
Undistributed Loss Attributable to Capital Units	(214,796)
Excess of Redemption Amount Over Capital and Undistributed Loss	729,966

Total	$533,553

Compensation expense associated with the Company’s Compensatory Units, consisting of Profits-Only Interests and Class C Profits Interests, is comprised of the following:

	For the Three Months
	Ended September 30,
	2006	2007
	(in thousands)

Distributions on Compensatory Units	$3,292	$—
Change in Redemption Value of Compensatory Units	6,396	—
Acceleration of Vesting of Compensatory Units	—	—

Total Unit-Based Compensation Expense	$9,688	$—

	For the Nine Months Ended September 30,
	2006	2007
	(in thousands)

Distributions on Compensatory Units	$17,858	$12,087
Change in Redemption Value of Compensatory Units	12,990	15,969
Acceleration of Vesting of Compensatory Units	—	64,968

Total Unit-Based Compensation Expense	$30,848	$93,024

In 2007, the Company granted 129,000 options to purchase Capital Units to certain employees and members pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan. These options vest ratably over a four-year period and were issued at a strike price of $13.53, which was equal to the assessed fair market value per unit at the time of award issuance. The Company determined that the total grant-date fair value of these options was approximately $2.0 million, using the Black-Scholes option pricing model with the following assumptions:

Weighted-average Time Until Exercise:	7 years
Volatility:	30%
Risk Free Rate:	5.22%
Dividend Yield:	4.87%

For the nine months ended September 30, 2007, the Company recognized approximately $2.0 million in other non-cash compensation expense associated with the accelerated amortization of the grant-date fair value of these options.

Pzena Investment Management, LLC and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) — (Continued)

The following is a summary of the option activity for the nine months ended September 30, 2007:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at January 1, 2007	—	$—
Options Granted	645,000	13.53
Options Cancelled	(20,000)	(13.53)
Options Exercised	(266,690)	(13.53)

Balance at September 30, 2007	358,310	13.53

The weighted-average grant date fair value of options issued in 2007 was $13.53.

Except as otherwise provided by law, the liability of a member of the Company is limited to the amount of its capital account. A member may transfer or assign all, or any part of, its membership interest to any other party (a “Transferee”). A Transferee of such membership interest shall not become a member unless its membership in the Company is unanimously approved by the then existing member(s) in writing. Any Transferee admitted as a member shall succeed to the capital account or portion thereof transferred or assigned, as if no such transfer or assignment had occurred.

On February 13, 2007, the Company accelerated the vesting of 285,000 of the 315,500 Class A Voting Units that were granted on January 1, 2007 pursuant to its 2006 Equity Incentive Plan and repurchased them from a departing employee. The charge associated with this acceleration was approximately $3.8 million and has been included in compensation expense for the nine months ended September 30, 2007.

In 2003, the Company issued immediately vested options to purchase Capital Units to a member, exercisable at various prices and expiring in September 2013. In each of January 2004, 2005 and 2006, the terms of the grant were amended to adjust for the dilutive effect of the issuance of additional members’ equity interests. The Company accounted for these options using the intrinsic value method prescribed by APB 25. No compensation cost associated with these grants and their subsequent modifications has been reflected in net income, as all such options had exercise prices in excess of fair market value on the date of grant or modification. If the Company had recorded compensation cost for these options based on the fair value of the options on the date of grant consistent with FAS 123(R), the impact on the Company’s net income would not have been material.

On January 1, 2006, the Company effected a 600-for-1 unit split. On July 17, 2007, the Company effected an additional 5-for-1 unit split. All unit and per unit amounts have been adjusted to reflect these splits.

Note 13 —	Subsequent Events

On October 30, 2007, Pzena Investment Management, Inc. consummated an initial public offering of 6,100,000 shares of its Class A common stock, par value $0.01 per share, for net proceeds of approximately $99.1 million, after payment of underwriting discounts and estimated offering expenses. These net proceeds were used to purchase 6,100,000 membership units of the Company, representing 9.5% of the then outstanding membership units of the Company, from two outside investors and one former employee of the Company. Concurrently with the consummation of Pzena Investment Management, Inc.’s initial public offering, the operating agreement of the Company was amended and restated such that, among other things, Pzena Investment Management, Inc. became the sole managing member of the Company. The acquisition of the Company’s membership interests by Pzena Investment Management, Inc. will be treated as a reorganization of entities under common control pursuant to the guidance set forth in Financial Accounting Standards Board Technical Bulletin No. 85-5, Issues Relating to Accounting for Business Combinations (“FTB 85-5”). Accordingly, the net assets assumed by Pzena Investment Management, Inc. through the offering will be reported at the Company’s historical cost basis. As a result of these transactions, as of and subsequent to October 30, 2007, (i) Pzena Investment Management, Inc. will consolidate the financial results of the Company with its own and reflect the 90.5% membership interest in the

Pzena Investment Management, LLC and Subsidiaries

Notes to Consolidated Financial Statements (unaudited) — (Continued)

Company it does not own as a non-controlling interest in its consolidated financial statements, and (ii) Pzena Investment Management, Inc.’s income will be generated by its 9.5% economic interest in the Company’s net income.

In connection with the reorganization and initial public offering, the Company made a distribution of approximately $18.5 million on October 19, 2007, which represented all of the remaining undistributed earnings generated through the consummation of the transactions, less any amounts required to fund working capital needs.

On November 21, 2007, a putative class action lawsuit was commenced in the United States District Court for the Southern District of New York against Pzena Investment Management, Inc. and Richard S. Pzena, its chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended. The complaint alleges that the registration statement and prospectus relating to the initial public offering of the Class A common stock of Pzena Investment Management, Inc. contained materially misleading statements and otherwise failed to disclose a pattern of net redemptions in the John Hancock Classic Value Fund for which the Company acts as sub-investment advisor (which is a portion of Pzena Investment Management, Inc.’s Large Cap Value investment strategy). The plaintiff seeks to represent a class of all persons who purchased or otherwise acquired Class A common stock in the initial public offering and seeks damages in an unspecified amount. Pzena Investment Management, Inc. believes that the allegations and claims against it and its chief executive officer are without merit and it intends to contest these claims vigorously.

Pzena Investment Management, Inc.

STATEMENTS OF FINANCIAL CONDITION

	May 10,
	2007	September 30,
	(capitalization)	2007
		(unaudited)

ASSETS
Cash	$100	$100

TOTAL ASSETS	$100	$100

STOCKHOLDER’S EQUITY
Common Stock ($0.01 par value, 1,000 shares authorized, 6 shares issued and outstanding)	$0	$0
Additional Paid-in Capital	100	100
Retained Earnings	—	—

TOTAL STOCKHOLDER’S EQUITY	$100	$100

See accompanying notes to financial statements

Pzena Investment Management, Inc.

STATEMENT OF OPERATION
(unaudited)

For the Period
	For the Three Months	May 10, 2007 (capitalization)
	Ended September 30, 2007	through September 30, 2007

REVENUE	$—	$—
EXPENSES	—	—

NET INCOME	$—	$—

Basic and Diluted Net Income Per Share	$—	$—
Weighted Average Shares Used in Basic and Diluted Net Income Per Share	6	6

See accompanying notes to financial statements

Pzena Investment Management, Inc.

STATEMENT OF CASH FLOWS
(unaudited)

For the Period
	For the Three Months	May 10, 2007 (capitalization)
	Ended September 30, 2007	through September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$—	$—
Adjustments to Reconcile Net Income to Cash Flows Provided by Operating Activities	—	—
Changes in Operating Assets and Liabilities	—	—

Net Cash Provided by Operating Activities	—	—

CASH FLOWS FROM INVESTING ACTIVITIES
Investing Activities	—	—

Net Cash Provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Financing Activities	—	—

Net Cash Provided by Financing Activities	—	—

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	$—	$—

CASH AND CASH EQUIVALENTS — Beginning of Period	$100	$100
Net Increase/(Decrease) in Cash and Cash Equivalents	—	—

CASH AND CASH EQUIVALENTS — End of Period	$100	$100

Supplementary Cash Flow Information:
Interest Paid	$—	$—

Income Taxes Paid	$—	$—

See accompanying notes to financial statements

Pzena Investment Management, Inc.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE PERIOD FROM MAY 10, 2007 (CAPITALIZATION)
THROUGH SEPTEMBER 30, 2007
(unaudited)

			Additional
	Shares	Common	Paid-in	Retained
	Outstanding	Stock	Capital	Earnings	Total

Balance at May 10, 2007	6	$0	$100	$—	$100
Net Income	—	—	—	—	—

Balance at September 30, 2007	6	$0	$100	—	$100

See accompanying notes to financial statements

Notes to Financial Statements of Pzena Investment Management, Inc. (unaudited)

1.	Organization and Purpose

Pzena Investment Management, Inc. (the “Company”) was incorporated in the State of Delaware on May 8, 2007. On May 10, 2007, the Company issued 100 shares of its common stock, par value $0.01 per share (the “Old Common Stock”), for $100 to Richard S. Pzena, the sole director of the Company as of that date.

The Company was formed for the purpose of completing a public offering and related transactions in order to carry on the business of Pzena Investment Management, LLC, a Delaware limited liability company, as a publicly-traded company. For this reason, the Company did not have any operations for the period from May 10, 2007 through September 30, 2007.

2.	Subsequent Events

On October 5, 2007, the Company effected a 100-for-6 reverse stock split of all shares of its Old Common Stock then outstanding. All share amounts have been adjusted to reflect this split. As of the effectiveness of the amendment and restatement of the Company’s certificate of incorporation on October 30, 2007, each share of the Old Common Stock outstanding immediately prior to effectiveness was reclassified as one share of the Company’s Class A common stock, par value $0.01 per share (the “Class A Common Stock”) and the Company was authorized to issue up to 750,000,000 shares of Class A Common Stock.

On October 30, 2007, the Company also consummated an initial public offering of 6,100,000 shares of its Class A Common Stock, for net proceeds of approximately $99.1 million, after payment of underwriting discounts and estimated offering expenses. These net proceeds were used to purchase 6,100,000 membership units of Pzena Investment Management, LLC, representing 9.5% of the then outstanding membership units of Pzena Investment Management, LLC, from two outside investors and one former employee of Pzena Investment Management, LLC. Concurrently with the consummation of the Company’s initial public offering, the operating agreement of Pzena Investment Management, LLC was amended and restated such that, among other things, (i) the Company became the sole managing member of Pzena Investment Management, LLC, (ii) the 6,100,00 membership units of Pzena Investment Management, LLC that the Company acquired were reclassified as Class A Units of Pzena Investment Management, LLC, (iii) an additional 11,118 Class A Units were issued to the Company in respect of its issuance of 11,112 shares of Class A Common Stock to certain directors of the Company on October 30, 2007, and its contribution of the $100 the Company received in exchange for its issuance of six shares of Class A Common Stock on May 10, 2007, and (iv) the holders of the remaining 90.5% of the outstanding membership units of Pzena Investment Management, LLC were reclassified as Class B Units of Pzena Investment Management, LLC. The acquisition of the Pzena Investment Management, LLC membership interests by the Company will be treated as a reorganization of entities under common control pursuant to the guidance set forth in Financial Accounting Standards Board Technical Bulletin No. 85-5, Issues Relating to Accounting for Business Combinations (“FTB 85-5”). Accordingly, the net assets assumed by the Company through the offering will be reported at Pzena Investment Management, LLC’s historical cost basis. As a result of these transactions, as of and subsequent to October 30, 2007, (i) the Company will consolidate the financial results of Pzena Investment Management, LLC with its own and reflect the 90.5% membership interest in Pzena Investment Management, LLC it does not own as a non-controlling interest in its consolidated financial statements, and (ii) the Company’s income will be generated by its 9.5% economic interest in Pzena Investment Management, LLC’s net income.

On November 21, 2007, a putative class action lawsuit was commenced in the United States District Court for the Southern District of New York against the Company and Richard S. Pzena, its chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended. The complaint alleges that the registration statement and prospectus relating to the initial public offering of the Class A Common Stock contained materially misleading statements and otherwise failed to disclose a pattern of net redemptions in the John Hancock Classic Value Fund for which the Company acts as sub-investment advisor (which is a portion of the Company’s Large Cap Value investment strategy). The plaintiff seeks to represent a class of all persons who purchased or otherwise acquired Class A Common Stock in the initial public offering and seeks damages in an unspecified amount. The Company believes that the allegations and claims against it and its chief executive officer are without merit. The Company intends to contest these claims vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations of Pzena Investment Management, LLC and Subsidiaries

Overview

We are an investment management firm that utilizes a classic value investment approach in each of our investment strategies. We currently manage assets in ten value-oriented investment strategies across a wide range of market capitalizations in both U.S. and international capital markets. From December 31, 2002 to September 30, 2007, our assets under management, or AUM grew from $3.1 billion to $28.9 billion, representing a compound annual growth rate of 60%. As of September 30, 2007, we managed separate accounts on behalf of over 375 institutions and high net worth individuals and acted as sub-investment adviser for twelve SEC-registered mutual funds and ten offshore funds.

The results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are the historical consolidated results of operations of Pzena Investment Management, LLC, our operating company as of the consummation of the reorganization of Pzena Investment Management, LLC and the concurrent initial public offering of our Class A common stock on October 30, 2007. Pursuant to this reorganization, we became the sole managing member of Pzena Investment Management, LLC. As such, we now control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees’ and other investors’ collective 90.5% membership interest in our operating company, we reflect their interests as a non-controlling interest in our consolidated financial statements. As a result, subsequent to October 30, 2007, our income will be generated by our 9.5% economic interest in our operating company’s net income, and similarly, outstanding shares of our Class A common stock will represent 9.5% of the outstanding membership units of our operating company.

Revenue

We generate revenue from management fees and incentive fees, which we collectively refer to as our advisory fees, by managing assets on behalf of separate accounts and acting as a sub-investment adviser for mutual funds and certain other investment funds. Our advisory fee income is recognized over the period in which investment management services are provided. Pursuant to the preferred accounting method under Emerging Issues Task Force Issue D-96, Accounting for Management Fees Based on a Formula (EITF D-96), income from incentive fees is recorded at the conclusion of the contractual performance period when all contingencies are resolved.

Our advisory fees are primarily driven by the level of our AUM. Our AUM increases or decreases with the net inflows or outflows of funds into our various investment strategies and with the investment performance thereon. In order to increase our AUM and expand our business, we must develop and market investment strategies that suit the investment needs of our target clients and provide attractive returns over the long term. The value and composition of our AUM, and our ability to continue to attract clients, will depend on a variety of factors including, among other things:

•	our ability to educate our target clients about our classic value investment strategies and provide them with exceptional client service;

•	the relative investment performance of our investment strategies, as compared to competing products and market indices;

•	competitive conditions in the investment management and broader financial services sectors;

•	investor sentiment and confidence; and

•	our decision to close strategies when we deem it to be in the best interests of our clients.

For our separately-managed accounts, we are paid fees according to a schedule which varies by investment strategy. The substantial majority of these accounts pay us management fees pursuant to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases, subject to a minimum fee to manage each account. Certain of these clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a slightly lower base fee, but allows us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark.

Pursuant to our sub-investment advisory agreements, we are generally paid a management fee according to a schedule, in which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed rate management fees. Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them are lower than the advisory fees we earn on our separately-managed accounts.

The majority of advisory fees we earn on separately-managed accounts are based on the value of AUM at a specific date on a quarterly basis, either in arrears or advance. Advisory fees on certain of our separately-managed accounts, and with respect to most of the mutual funds that we sub-advise, are calculated based on the average of the monthly or daily market value. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. While a specific group of accounts may use the same fee rate, the method used to calculate the fee according to the fee rate schedule may differ as described above.

Our advisory fees may fluctuate based on a number of factors, including the following:

•	changes in AUM due to appreciation or depreciation of our investment portfolios, and the levels of the contribution and withdrawal of assets by new and existing clients;

•	distribution of AUM among our investment strategies, which have different fee schedules;

•	distribution of AUM between separately-managed accounts and sub-advised funds, for which we generally earn lower overall advisory fees; and

•	the level of our performance with respect to accounts on which we are paid incentive fees.

Expenses

Our expenses consist primarily of compensation and benefits expenses, as well as general and administrative expenses. These expenses may fluctuate due to a number of factors, including the following:

•	variations in the level of total compensation expense due to, among other things, bonuses, awards of equity to our employees and members of our operating company, changes in our employee count and mix, and competitive factors; and

•	expenses, such as rent, professional service fees and data-related costs, incurred, as necessary, to run our business.

Compensation and Benefits Expense

Our largest expense is compensation and benefits, which includes the salaries, bonuses, equity-based compensation and related benefits and payroll costs attributable to our members and employees. All compensation and benefits packages, including those of our executive officers, are benchmarked against relevant industry and geographic peer groups in order to attract and retain qualified personnel. We have experienced, and expect to continue to experience, a general rise in compensation and benefits expense commensurate with growth in headcount and with the need to maintain competitive compensation levels.

The table included in the section below describes the components of our compensation expense for the three and nine months ended September 30, 2006 and 2007:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)

Cash Compensation and Benefits	$8,802	$8,807	$26,020	$26,239
Distributions on Compensatory Units	3,292	—	17,858	12,087
Change in Redemption Value of Compensatory Units	6,396	—	12,990	15,969
Acceleration of Vesting of Compensatory Units	—	—	—	64,968
Other Non-Cash Compensation	—	—	—	1,950

Total Compensation and Benefits Expense	$18,490	$8,807	$56,868	$121,213

Historically, we granted profits-only interests in our operating company to selected employees. These profits-only interests entitled the holder to a share of the future distributions of our operating company. Pursuant to the terms of the operating agreement of our operating company prior to December 31, 2006, the holders of these profits-only interests had the right to require us to redeem their profits-only interests upon their termination of employment, or death, at a formula value equal to their pro rata share of our net investment advisory fee revenues for the four completed fiscal quarters preceding their termination, or death, as applicable. We have accounted for the distributions on profits-only interests, as well as the annual increase in their redemption value, in our operating company’s financial statements as compensation expense. On December 31, 2006, all then outstanding profits-only interests in our operating company were exchanged for capital units and our operating company’s operating agreement was amended to, among other things, change the formula pursuant to which it would be required to redeem the previously granted profits-only interests, subsequently exchanged for capital units, to one based on the fair market value of our firm. The change in the redemption value required us to a take a one-time compensation charge of $232.5 million in the fourth quarter of 2006, which was recorded as compensation expense, with respect to the capital units deemed compensatory. Our operating company’s operating agreement was further amended as of March 31, 2007 to eliminate its obligation to redeem units under any circumstance. As all of its membership units thereafter had only equity characteristics, neither distributions nor subsequent incremental changes to their value were charged against income from the date of the amendment. As of March 31, 2007, we accelerated the vesting of all compensatory units then subject to vesting. The one-time charge associated with this acceleration, approximately $65.0 million, was recorded on March 31, 2007.

On January 1, 2007, we adopted the PIM LLC 2006 Equity Incentive Plan, pursuant to which we have issued restricted capital units, and options to acquire capital units, in our operating company, both of which were to vest ratably over a four-year period. We used a fair-value method in recording the compensation expense associated with the granting of these restricted capital units, and options to acquire capital units, to new and existing members under the PIM LLC 2006 Equity Incentive Plan. Under this method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the award’s vesting period. The fair value for the capital units will be determined by reference to the market price of our Class A common stock on the date of grant, since these units are exchangeable for shares of our Class A common stock on a one-for-one basis. The fair value for the options to acquire capital units will be determined by using an appropriate option pricing model on the grant date.

On January 1, 2007, we instituted a deferred compensation plan, in which employees who earn in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount. These deferred amounts may be invested, at the employee’s discretion, in certain of our investment strategies, restricted capital units of our operating company, or money market funds. All of these deferred amounts vest ratably over a four-year period and, therefore, will be reflected in our expenses over this period. Accordingly, our 2007 cash compensation expense will be lower than it would have been had we not instituted a deferred compensation plan. For the four-year period beginning in 2008, we expect the non-cash portion of our compensation expense associated with this deferred compensation plan to increase each successive year as these and subsequently deferred amounts are amortized through income.

General and Administrative Expenses

General and administrative expenses include professional and outside services fees, office expenses, depreciation and the costs associated with operating and maintaining our research, trading and portfolio accounting systems. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the number of employees retained by us and the overall size and scale of our business operations.

Following our offering on October 30, 2007, we expect that we will incur additional expenses as a result of becoming a public company for, among other things, director and officer insurance, director fees, SEC reporting and compliance (including Sarbanes-Oxley compliance), transfer agent fees, professional fees and other similar expenses. These additional expenses will reduce our net income.

Other Income

Other income is derived primarily from interest income generated on our excess cash balances and investment income arising from our investments in various private investment vehicles that we employ to incubate new strategies. We expect the interest and investment components of other income, in the aggregate, to fluctuate based on market conditions, the success of our investment strategies and our dividend policy.

Minority and Non-Controlling Interests

We have historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence. After our reorganization, we are the sole managing member of our operating company and now control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees’ and outside investors’ 90.5% interest in our operating company immediately after the consummation of our reorganization, we will reflect their membership interests as a non-controlling interest in our consolidated financial statements. As a result, subsequent to October 30, 2007, our income will be generated from our 9.5% economic interest in our operating company’s net income, and similarly, outstanding shares of our Class A common stock will represent 9.5% of the outstanding membership units of our operating company.

Provision for Income Tax

While our operating company has historically not been subject to U.S. federal and certain state income taxes, it has been subject to the New York City Unincorporated Business Tax (UBT). As a result of our reorganization, we are now subject to taxes applicable to C-corporations. We expect our effective tax rate, and the absolute dollar amount of our tax expense, to increase as a result of our reorganization.

Interest on Mandatorily Redeemable Units

Capital units in our operating company include capital units issued to our founders and those purchased by certain of our employees. These capital units entitle the holder to a share of the distributions of our operating company.

We have adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or FAS 150. FAS 150 establishes classification and measurement standards for three types of free-standing financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of FAS 150 must be classified as liabilities in our consolidated financial statements and be reported at settlement date value. FAS 150 was effective for us as of July 1, 2003. Prior to January 1, 2005, capital units in our operating company were mandatorily redeemable at book value. Effective January 1, 2005, the operating agreement of our operating company was amended to require that capital units be mandatorily redeemed upon a holder’s death based on such holder’s pro rata share of our operating company’s net fee revenue (as defined in the operating agreement) for the four completed fiscal quarters immediately preceding the holder’s death. These redemption amounts were exclusive of any accumulated undistributed earnings associated with these capital units, which were required to be paid additionally to the holder’s estate. Pursuant to FAS 150, distributions on capital units, and incremental changes in the net liability associated with their redemption value, were recorded as a component of interest on mandatorily redeemable units in our consolidated statements of operations beginning in 2003.

On December 31, 2006, the operating agreement of our operating company was amended to, among other things, change the formula pursuant to which we would be required to redeem the capital units to one based on the fair market valuation of our firm. The restated terms of redemption required us to a take a charge of $463.8 million in the fourth quarter of 2006, which was included in interest on mandatorily redeemable units. The operating agreement of our operating company was further amended as of March 31, 2007, such that our operating company will no longer be required to redeem any capital units for cash upon any member’s death or, if applicable, their termination of employment. Accordingly, beginning with our financial statements for the three months ended June 30, 2007, we no longer have any expense for interest on mandatorily redeemable units.

Operating Results

Revenues

Our revenues from advisory fees earned on our separately-managed accounts and our sub-advised accounts for the three and nine months ended September 30, 2006 and 2007 are described below:

	Separately-	Sub-
	Managed	Advised
Revenue	Accounts(1)	Accounts	Total
		(in millions)
		(unaudited)

For the Three Months Ended:
September 30, 2006	$20.2	$9.2	$29.4
September 30, 2007	26.6	13.6	40.2
For the Nine Months Ended:
September 30, 2006	$57.2	$24.0	$81.2
September 30, 2007	75.6	36.8	112.4

The growth of our AUM in our separately-managed accounts and our sub-advised accounts from December 31, 2006 to September 30, 2007 is described below:

	Separately-	Sub-
	Managed	Advised
Assets Under Management	Accounts(1)	Accounts	Total
		(in billions)
		(unaudited)

As of December 31, 2006	$14.6	$12.8	$27.3
Net Inflows	1.5	0.2	1.7
Appreciation	(0.1)	0.0	(0.1)

As of September 30, 2007	$16.0	$13.0	$28.9

(1)	During the periods presented, all performance-based advisory fees were earned on our separately-managed accounts.

As of September 30, 2007, our approximately $28.9 billion of AUM were invested in ten value-oriented investment strategies which represent distinct capitalization segments of the U.S. and international markets. The following table describes the allocation of our approximately $28.9 billion in AUM as of September 30, 2007 among our seven largest investment strategies and the aggregate of our other investment strategies:

Investment Strategy	AUM
(in billions)
(unaudited)
Large Cap Value	$17.3
Value Service	5.8
Global Value	2.9
Small Cap Value	1.1
Mid Cap Value	0.6
International Value	0.6
All Cap Value	0.4
Other	0.2

Total	$28.9

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

Our total revenue increased $10.8 million, or 36.8%, to $40.2 million for the three months ended September 30, 2007, from $29.4 million for the three months ended September 30, 2006. This increase was driven primarily by an increase in AUM, which increased $3.9 billion, or 15.8%, to $28.9 billion at September 30, 2007 from $24.9 billion at September 30, 2006. Contributing to the growth in AUM was $2.6 billion in net inflows and $1.4 billion in appreciation. Our weighted average fee increased to 0.547% for the three months ended September 30, 2007 from 0.514% for the three months ended September 30, 2006. The weighted average fee increased in large part due to a favorable shift in client mix in both separately-managed and sub-advised assets. In particular, we experienced an increase in the AUM of our non-U.S. investment strategies, which carry higher average fees than our U.S. investment strategies. At September 30, 2007, our non-U.S. investment strategies accounted for 11.8% of our AUM, as compared to 4.3% at September 30, 2006. Separately-managed assets grew 18.5% year-over-year and had weighted average fees of 0.663% and 0.643% for the three months ended September 30, 2007 and 2006, respectively. Sub-advised AUM grew 12.5% year-over-year and had weighted average fees of 0.408% and 0.357% for the three months ended September 30, 2007 and 2006, respectively. At September 30, 2007, separately-managed AUM accounted for 55.0% of our total AUM, as compared to 54.0% at September 30, 2006.

Most of the year-over-year growth in our AUM was in our International Value and Global Value investment strategies, in which AUM increased by $2.3 billion, to $3.4 billion, at September 30, 2007 from $1.1 billion at September 30, 2006.

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

Our total revenue for the nine months ending September 30, 2007 was $112.4 million, an increase of $31.2 million, or 38.4%, from $81.2 million for the nine months ending September 30, 2006. This increase was driven primarily by growth in our AUM, which increased by $3.9 billion, or 15.8%, to $28.9 billion at September 30, 2007 from $24.9 billion at September 30, 2006. Contributing to the growth in AUM was $2.6 billion of net inflows and $1.4 billion of appreciation. Our weighted average fees fell to 0.515% for the nine months ended September 30, 2007, from 0.522% for the nine months ended September 30, 2006, due in large part to the timing of the net cash flows into our sub-advised assets. Since these sub-advised assets have lower weighted average fees than our separately-managed assets, these net cash flows more than overcame the favorable shift in client mix noted above. Separately-managed assets grew 18.5% year-over-year and had weighted average fees of 0.643% and 0.643% for the nine months ended September 30, 2007 and 2006, respectively. Sub-advised AUM grew 12.5% year-over-year and had weighted average fees of 0.365% and 0.360% for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, separately-managed AUM accounted for 55.0% of our AUM, as compared to 54.0% at September 30, 2006.

Most of the year-over-year growth in our AUM was in our International Value and Global Value investment strategies, in which AUM increased by $2.3 billion, to $3.4 billion, at September 30, 2007 from $1.1 billion at September 30, 2006. During the nine months ended September 30, 2007, our AUM increased by $1.6 billion, or 5.9%, to $28.9 billion at September 30, 2007 from $27.3 billion at December 31, 2006. The increase was due to net inflows of $1.7 billion and market depreciation of $0.1 billion for the nine months ended September 30, 2007. Our non-U.S. investment strategies contributed $2.1 billion to AUM growth, increasing to $3.4 billion at September 30, 2007 from $1.3 billion at December 31, 2006. As of September 30, 2007, our non-U.S. investment strategies accounted for 11.8% of our total AUM.

Operating Expenses

Our operating expenses are driven primarily by our compensation costs. The table included below describes the components of our compensation expense for the three months ended September 30, 2006 and 2007 and the nine months ended September 30, 2006 and 2007. Much of the variability in our compensation costs have been driven by distributions made on our compensatory units outstanding and the incremental increases or decreases in their redemption value subsequent to their grant date. As of March 31, 2007, these items are no longer reflected in compensation expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September
	2006	2007	2006	2007
	(in thousands)		(in thousands)
	(unaudited)		(unaudited)

Cash Compensation and Benefits	$8,802	$8,807	$26,020	$26,239
Distributions on Compensatory Units	3,292	—	17,858	12,087
Change in Redemption Value of Compensatory Units	6,396	—	12,990	15,969
Acceleration of Vesting of Compensatory Units	—	—	—	64,968
Other Non-Cash Compensation	—	—	—	1,950

Total Compensation and Benefits Expense	$18,490	$8,807	$56,868	$121,213

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

Total operating expenses decreased by $8.4 million, or 41.8%, to $11.8 million for the three months ended September 30, 2007 from $20.2 million for the three months ended September 30, 2006. This decrease was primarily attributable to a decrease in compensation and benefits expense resulting from the amendment of the operating agreement, on March 31, 2007, that removed all mandatory redemption provisions related to our membership units.

Compensation and benefits expense decreased by $9.7 million to $8.8 million for the three months ended September 30, 2007 from $18.5 million for the three months ended September 30, 2006. This decrease was primarily attributable to $9.7 million in unit-based compensation charges incurred in the three months ended September 30, 2006, while no such charges were recorded for the three months ended September 30, 2007.

General and administrative expenses increased by $1.3 million, or 76.5%, to $3.0 million for the three months ended September 30, 2007 from $1.7 million for the three months ended September 30, 2006. This increase was mainly attributable to a $0.7 million increase in professional and outside services fees associated with our reorganization, and a $0.2 million increase associated with more significant expenditures for information systems upgrades and data system enhancements commensurate with our growth. General office and facility related expenses also increased by $0.3 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily as a result of an increase in headcount and the lease of additional office space in 2007.

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

Total operating expenses increased by $66.6 million to $128.8 million for the nine months ended September 30, 2007 from $62.2 million for the nine months ended September 30, 2006. This increase was primarily attributable to increased compensation and benefits expense.

Compensation and benefits expense increased by $64.3 million to $121.2 million for the nine months ended September 30, 2007 from $56.9 million for the nine months ended September 30, 2006. This increase was primarily attributable to the $65.0 million one-time charge associated with the acceleration, as of March 31, 2007, of the vesting of all compensatory units then subject to vesting, coupled with a $3.0 million increase in the redemption value of compensatory membership units outstanding and a $5.8 million decrease in the distributions made to employees with respect to these units in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006. The balance of the increase was primarily attributable to a $2.0 million increase in other non-cash compensation associated with the acceleration of vesting of all option grants as of March 31, 2007, as well as costs associated with the hiring of additional employees across all functional areas of the company during the twelve months ended September 30, 2007. Our employee count increased from 66 at September 30, 2006 to 78 at September 30, 2007.

General and administrative expenses increased by $2.3 million, or 43.4%, to $7.6 million for the nine months ended September 30, 2007 from $5.3 million for the nine months ended September 30, 2006. This increase was mainly attributable to a $1.2 million increase in professional and outside services fees associated with our reorganization, and a $0.5 million increase associated with more significant expenditures for information systems upgrades and data system enhancements commensurate with our growth. General office and facility related expenses also increased by $0.4 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily as a result of an increase in headcount and the lease of additional office space in 2007.

Other Income (Loss)

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

Other income (loss) decreased by $3.9 million to a loss of $1.6 million for the three months ended September 30, 2007 from income of $2.3 million for the three months ended September 30, 2006. The primary reasons for this decrease were the less favorable investment performance of the private investment vehicles we manage and the increase in interest expense associated with the $60.0 million, three-year term loan agreement we entered into in the third quarter of 2007.

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

Other income decreased by $3.0 million to $0.3 million for the nine months ended September 30, 2007 from $3.3 million for the nine months ended September 30, 2006. The primary reason for this decrease was the less favorable investment performance of the private investment vehicles we manage and the increase in interest expense associated with the $60.0 million, three-year term loan agreement we entered into in the third quarter of 2007.

Provision for Income Taxes

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

The provision for income taxes increased by $0.2 million, or 18.1%, to $1.3 million for the three months ended September 30, 2007 from $1.1 million for the three months ended September 30, 2006, due to an increase in taxable income. Our effective tax rate for the three months ending September 30, 2007 was approximately 4.6%. A comparison of this effective tax rate to the effective tax rate for the three months ending September 30, 2006 is not meaningful due to expenses related to our units, which are not deductible for tax purposes.

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

The provision for income taxes increased by $0.8 million, or 25.8%, to $3.9 million for the nine months ended September 30, 2007 from $3.1 million for the nine months ended September 30, 2006, due to an increase in taxable income. Our effective tax rate for the nine months ending September 30, 2007 was not meaningful, nor is a comparison of it to our effective tax rate for the nine months ending September 30, 2006, due to expenses related to our units, which are not deductible for tax purposes.

Minority and Non-Controlling Interests

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

Minority and non-controlling interests decreased from $0.7 million for the three months ended September 30, 2006 to $(0.7) million for the three months ended September 30, 2007. This decrease was almost entirely attributable to less favorable investment performance of the private investment vehicles we manage.

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

Minority and non-controlling interests decreased from $1.3 million for the nine months ended September 30, 2006 to $0.0 million for the nine months ended September 30, 2007 due to less favorable investment performance of the private investment vehicles we manage, as noted above.

Interest on Mandatorily Redeemable Units

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

Interest on mandatorily redeemable units decreased by $11.3 million to zero for the three months ended September 30, 2007 from $11.3 million for the three months ended September 30, 2006. This decrease was entirely attributable to the accounting consequences of the amendment of the operating agreement of our operating company, on March 31, 2007, to remove all mandatory redemption provisions related to our membership units. The removal of these provisions caused our membership units to be classified as equity, and neither distributions nor subsequent changes to these units’ value were charged to income following the amendment.

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

Interest on mandatorily redeemable units decreased by $30.2 million to $16.6 million for the nine months ended September 30, 2007 from $46.8 million for the nine months ended September 30, 2006. The decrease was due primarily to the amendment of the operating agreement of our operating company as of March 31, 2007, as noted above.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months, and over the long term, will be met primarily through cash generated by our operations and, to a lesser extent, from borrowings under our current revolving credit facility described below. On July 23, 2007, our operating company borrowed $60.0 million pursuant to a three-year term loan facility, the proceeds of which were used to finance a special one-time distribution to the members of our operating company as of that date. Concurrently, our operating company also obtained a $20.0 million revolving credit facility, which will expire on July 23, 2010, to finance our short-term working capital needs.

Pursuant to the terms of the credit agreement providing for the three-year term loan and revolving credit facility described above, our operating company is required to maintain AUM (as defined in the credit agreement) of at least $20 billion at all times during the term thereof. In addition, one of the lenders’ conditions to the execution of the credit agreement, and a covenant of us during the term of the credit agreement, is that our consolidated EBITDA (as defined in the credit agreement) for the four fiscal quarter period ended March 31, 2007, and as of the end of any subsequent consecutive four fiscal quarter period during the term of the credit agreement, may not be less than

$60 million. As of September 30, 2007, our AUM and our consolidated EBITDA were each in excess of the required minimum amounts for these AUM and consolidated EBITDA covenants.

We expect to fund the working capital needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations, as well as from potential borrowings under the revolving credit facility described above. We currently expect that the development of new investment strategies will continue to require significant funding, but not in excess of $25 million per year. We expect to fund this development from cash generated from operations.

Prior to its reorganization on October 30, 2007, Pzena Investment Management, LLC made a distribution to its existing members representing all of the remaining undistributed earnings generated through the date of our reorganization, less any amounts required to fund its working capital needs.

We anticipate that distributions to the members of our operating company, which consists of 23 of our current employees, two outside investors and us, will continue to be a material use of our cash resources and will vary in amount and timing based on our operating results and dividend policy. We are a holding company and have no material assets other than our ownership of membership interests in our operating company. As a result, we depend upon distributions from our operating company to pay any dividends to our Class A stockholders. We expect to cause our operating company to make distributions to us in an amount sufficient to cover dividends, if any, declared by us. Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing that pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

Our purchase of membership units of our operating company concurrently with our initial public offering, and the future exchanges by holders of Class B units of our operating company for shares of our Class A common stock (pursuant to the exchange rights provided for in our operating company’s operating agreement), are expected to result in increases in our share of the tax basis of the tangible and intangible assets of our operating company at the time of our acquisition and these future exchanges, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of tax that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the current members of our operating company, the one member of our company immediately prior to our initial public offering who sold all of their membership units to us in connection with our initial public offering and any future holders of Class B units, that will require us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as described in the tax receivable agreement) as a result of the increases in tax basis described above and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Assuming that there are no material changes in the relevant tax law, and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments under the tax receivable agreement in respect of our initial purchase of membership units of Pzena Investment Management, LLC will aggregate $57.7 million and range from approximately $2.6 million to $6.5 million per year over the next 15 years. Future payments under the tax receivable agreement in respect of subsequent exchanges will be in addition to these amounts and are expected to be substantial.

Cash Flows

For the three months ended September 30, 2006 and 2007, operating activities provided $8.3 million and $24.6 million, respectively. Operating activities provided $6.7 million for the nine months ended September 30, 2006, and provided $46.2 million for the nine months ended September 30, 2007. In both comparative periods, this change is due primarily to the fact that beginning on March 31, 2007, the effective date of an amendment to the operating agreement of our operating company to eliminate its obligation to redeem a member’s units therein under any circumstance, as well as the acceleration of the vesting of all compensatory units then subject to vesting, distributions on all membership units are classified as financing activities in our consolidated statements of cash flows. As a result of this reclassification, net cash provided by operating activities has increased, and net cash provided by financing activities has decreased, beginning on March 31, 2007. Beginning on March 31, 2007, the effective date of an amendment to the operating agreement of our operating company to eliminate its obligation to redeem a member’s units therein under any circumstance, as well as the acceleration of the vesting of all compensatory units then subject to vesting, we expect distributions on all membership units to be classified as financing activities in our consolidated statements of cash flows. As a result, we expect net cash provided by operating activities to increase, and net cash provided by financing activities to decrease, as a result of this reclassification beginning on March 31, 2007.

Investing activities consist primarily of investments in affiliates and other investment partnerships, as well as capital expenditures. For the three months ended September 30, 2006 and 2007, investing activities used $0.0 million and $0.0 million, respectively. For the nine months ended September 30, 2006 and 2007, investing activities used $0.2 million and $1.5 million, respectively. This change was driven primarily by capital expenditures associated with the build out of additional space in our New York office. We anticipate that the funding requirements necessary to develop new strategies will continue to be a significant use of our cash resources as we grow and expand our product offerings.

Financing activities consist primarily of contributions from members and contributions from, and distributions to, minority and non-controlling interests. For the three months ended September 30, 2006 and 2007, financing activities provided $1.1 million and used $4.4 million, respectively. Financing activities provided $1.3 million for the nine months ended September 30, 2006 and used $45.6 million for the nine months ended September 30, 2007. For both comparative periods, the increase in cash used in financing activities is due primarily to the fact that the amendment to the operating agreement of our operating company, as explained above, reclassifies distributions on all membership units as financing activities in our consolidated statements of cash flows. In addition, a decrease of net cash provided by financing activities arose as a result of a decrease in net cash flows from minority and non-controlling interests in the nine months ended September 30, 2007, primarily due to the liquidation of the Pzena Investment Management Select Fund, L.P. during the three months ended March 31, 2007. We anticipate that distributions to the members of our operating company will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, our results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial condition. Management believes that the critical accounting policies and estimates discussed below involve additional management judgment due to the sensitivity of the methods and assumptions used.

Unit-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (FAS 123(R)), which requires the recognition of the cost of equity-based compensation based on the fair value of the award as of its grant date. Prior to the adoption of FAS 123(R), we accounted for our unit-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. The adoption of FAS 123(R) did not have a material effect on the results of operations or financial condition of the Company.

Pursuant to FAS 123(R), we recognize compensation expense associated with the granting of equity-based compensation based on the fair value of the award as of its grant date if it is classified as an equity instrument, and on the changes in settlement amount for awards that are classified as liabilities. Prior to March 31, 2007, our compensatory membership unit-based awards had repurchase features that required us to classify them as liabilities. Accordingly, distributions paid on these membership units are classified as compensation expense. In addition, changes to their redemption values subsequent to their grant dates have been included in compensation expense. On December 31, 2006, we exchanged all then outstanding profits-only interests into new units and amended the operating agreement of our operating company to, among other things, change the formula pursuant to which we would be required to redeem the previously granted profits-only interests, subsequently exchanged for membership units, to one based on the fair market valuation of our firm. The restated terms of redemption required us to a take a one-time compensation charge of $232.5 million in the three months ended December 31, 2006, which was recorded as compensation expense, with respect to the membership units deemed compensatory. As of March 31, 2007, we accelerated the vesting of all compensatory units then subject to vesting. The one-time charge associated with this acceleration, approximately $65.0 million, was recorded on March 31, 2007. Our operating agreement was further amended as of March 31, 2007, such that our operating company will no longer be required to redeem any membership units for cash upon a member’s termination or death. Accordingly, beginning with our interim financial statements for the three months ended June 30, 2007, we are no longer be required to include in compensation expense the distributions in respect of these membership units or the change in their redemption value.

Consolidation

Our policy is to consolidate all majority-owned subsidiaries in which we have a controlling financial interest and variable-interest entities where we are deemed to be the primary beneficiary. We also consolidate non-variable-interest entities in which we act as the general partner or managing member. All significant intercompany transactions and balances have been eliminated.

Investments in private investment partnerships in which we have a minority interest and exercise significant influence are accounted for using the equity method. Such investments are reflected on the consolidated statements of financial condition as investments in affiliates and are recorded at the amount of capital reported by the respective private investment partnerships. Such capital accounts reflect the contributions paid to, distributions received from, and the equity earnings of, the private investment partnerships. The earnings of these private investment partnerships are included in equity in earnings of affiliates in the consolidated statements of operations.

Income Taxes

Historically, and for all periods presented in the consolidated financial statements, we have operated as a limited liability company and have elected to be treated as a partnership for tax purposes. No provision has been made for federal or state income taxes because it is the personal responsibility of the individual members to separately report their proportionate share of our taxable income or loss. A provision has been made for the UBT. Prior to October 30, 2007, we were a cash basis taxpayer.

We account for the UBT pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Management judgment is required in determining our provision for income taxes, evaluating our tax positions and establishing deferred tax assets and liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to earnings would result.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribed the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. We adopted FIN 48 on January 1, 2007. The impact of the adoption of this standard was not material.

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or FAS 157. FAS 157 establishes an authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. The application of FAS 157 is required for fiscal years beginning after November 15, 2007. Management is in the process of assessing the impact of this standard on our consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants issued Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, or SOP 07-1. SOP 07-1 clarifies the definition of an investment company and whether the specialized accounting model of an investment company may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 will be effective for reporting periods beginning on or after December 15, 2007. We are currently evaluating the potential impact of the adoption of SOP 07-1 on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits an entity to elect to measure certain financial instruments and certain other items at fair value with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of the adoption of SFAS 159 on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. All of our revenue for the three and nine months ended September 30, 2007 was derived from advisory fees, which are typically based on the market value of AUM. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the prices of our investments in affiliates and the value of the holdings of our consolidated subsidiaries, both of which consist primarily of marketable securities. At September 30, 2007, the fair value of these assets was $29.3 million. Assuming a 10% increase or decrease, the fair value would increase or decrease by $2.9 million at September 30, 2007.

Interest Rate Risk

The $60.0 million that our operating company borrowed pursuant to a three-year term loan on July 23, 2007, and any amounts that our operating company borrows under the $20.0 million revolving credit facility it also obtained on that date, will accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on the consolidated debt obligations that we have, we estimate that the related interest expense payable would increase by $0.6 million on an annual basis, in the event interest rates were to increase by one percentage point.

Item 4.	Controls and Procedures

During the course of their review of our consolidated financial statements as of September 30, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

We are not yet required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or to make an assessment of the effectiveness of our internal control over financial reporting. Further, our independent auditors have not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting. However, in May 2007, in connection with their audits of our consolidated financial statements as of and for the year ended December 31, 2006 for the purpose of including such financial statements in our Registration Statement on Form S-1 (No. 333-1436660), and related prospectus, for our initial public offering, they informed us that they identified material weaknesses in our internal control over financial reporting for complex and non-routine transactions, as well as inadequate internal review. The material weaknesses relate to errors in our accounting for stock-based compensation, liabilities associated with our existing membership units, and the consolidation of investment partnerships in our consolidated financial statements. The errors occurred as a result of not having sufficient access to accounting resources with technical accounting expertise to analyze complex and non-routine transactions, as well as inadequate internal review. We corrected these errors and believe that the audited and the unaudited interim consolidated financial statements included in the registration statement, and related prospectus, for our initial public offering, and the unaudited interim consolidated financial statements presented in this Quarterly Report on Form 10-Q, reflect the proper treatment for the complex and non-routine transactions identified by our independent auditors.

In order to improve the effectiveness of our internal control over financial reporting in general, and to remedy the material weaknesses identified by our management and our independent auditors, we have undertaken the measures described below.

•	We have increased the staffing in our accounting and finance department in order to enhance its technical expertise, oversight ability, and review and analytical procedures. We appointed Wayne A. Palladino as our Chief Financial Officer, who has 12 years of public company reporting experience, in May 2007. In the third quarter of 2007, we also hired a Director of Internal Controls and Compliance with over eight years of relevant experience at a major accounting firm and a major diversified financial institution combined. We are continuing to strengthen the staffing in our accounting and finance department.

•	We engaged a consulting firm to assist us in strengthening our period-end internal controls over financial reporting, including the design of additional reviews for our accounting department to utilize in preparing the information presented in this Quarterly Report on Form 10-Q.

•	We engaged a major public accounting firm to advise us on complex and non-routine accounting transactions.

•	In the third quarter, we also enhanced monitoring controls in our accounting and finance department, including additional reviews by finance staff, implementation of review and approval procedures for complex and non-routine transactions, and independent review by our Director of Internal Controls and Compliance.

•	In the third quarter, we also updated our policies and procedures regarding accounting for stock-based compensation in order to ensure that they are consistently accounted for in accordance with U.S. generally accepted accounting principles on a going forward basis.

•	We have established procedures to evaluate whether investment partnerships should be consolidated in our financial statements.

As a result of the additional review procedures we implemented, we detected errors in the recording of stock-based compensation for the three months ended June 30, 2006 that affected the presentation of our consolidated financial statements for the three and six months ended June 30, 2006 in our preliminary prospectus, dated October 9, 2007, for our initial public offering. Upon identification of these errors, we restated our financial statements for this period to correct these errors and included them in a free writing prospectus dated October 22, 2007 and the final prospectus dated October 24, 2007, for our initial public offering.

Item 4T.	Controls and Procedures

Not applicable.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, we may be subject to various legal and administrative proceedings. Throughout the period covered by this Quarterly Report on Form 10-Q, there were no legal proceedings pending or threatened against us.

On November 21, 2007, a putative class action lawsuit was commenced in the United States District Court for the Southern District of New York against us and Richard S. Pzena, our chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended. The complaint alleges that the registration statement and prospectus relating to the initial public offering of our Class A common stock contained materially misleading statements and otherwise failed to disclose a pattern of net redemptions in the John Hancock Classic Value Fund for which we act as sub-investment advisor (which is a portion of our Large Cap Value investment strategy). The plaintiff seeks to represent a class of all persons who purchased or otherwise acquired Class A common stock in our initial public offering and seeks damages in an unspecified amount. We believe that the allegations and claims against us and our chief executive officer are without merit and we intend to contest these claims vigorously.

Item 1A.	Risk Factors

We face a variety of significant and diverse risks, many of which are inherent in our business. Described below are certain risks that we currently believe could materially affect us. Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect us in the future. The occurrence of any of the risks discussed below could materially and adversely affect our business, prospects, financial condition, results of operations or cash flow.

Risks Related to Our Business

We depend on Richard S. Pzena, John P. Goetz, A. Rama Krishna and William L. Lipsey and the loss of the services of any of them could have a material adverse effect on us.

The success of our business depends on the participation of Richard S. Pzena, John P. Goetz, A. Rama Krishna and William L. Lipsey, whom we collectively refer to as our managing principals. Their professional reputations, expertise in investing and relationships with our clients and within the investing community in the U.S. and abroad, are critical elements to executing our business strategy and attracting and retaining clients. Accordingly, the retention of our managing principals is crucial to our future success. There is no guarantee that they will not resign, join our competitors or form a competing company. The terms of the amended and restated operating agreement of Pzena Investment Management, LLC restrict each of Messrs. Pzena, Goetz and Lipsey from competing with us or soliciting our clients or other employees during the term of their employment with us and for three years thereafter. Under the terms of his current employment agreement, Mr. Krishna has agreed not to compete with us for a period of 18 months following (i) his notice of resignation, which must be given six months prior to the termination of his employment with us pursuant to this agreement, or (ii) the date of any other termination of his employment with us. The penalty for their breach of these restrictive covenants will be the forfeiture of a number of Class B units held by the managing principal that is equal to 50% of the number of membership units collectively held by the managing principal and his permitted transferees as of the earlier of the date of his breach or the termination of his employment, unless our board of directors, in its sole discretion, determines otherwise. Although we would also seek specific performance of these restrictive covenants, there can be no assurance that we would be successful in obtaining this relief. Further, after this post-employment restrictive period, we will not be able to prohibit them from competing with us or soliciting our clients or employees. If any of our managing principals were to join a competitor or form a competing company, some of our current clients or other prominent members of the investing community could choose to invest with that competitor rather than us. Furthermore, we do not intend to carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our managing principals. The loss of the services of any of our managing principals could have a material adverse effect on our business and could impact our future performance.

If our investment strategies perform poorly, we could lose clients or suffer a decline in asset under management which would impair our earnings.

The performance of our investment strategies is one of the most important factors in retaining clients and AUM and competing for new business. If our investment strategies perform poorly, it could impair our earnings because:

•	our existing clients might withdraw their funds from our investment strategies, which would cause the level of our advisory fees to decline;

•	the level of the performance-based fees paid by certain of our clients, which provides us with a percentage of returns if our investment strategies outperform certain agreed upon benchmarks, would decline;

•	third-party financial intermediaries, advisers or consultants may rate our investment products poorly, which may lead our existing clients to withdraw funds from our investment strategies or to the reduction of asset inflows from these third parties or their clients; or

•	the mutual funds and other investment funds that we sub-advise may decide not to renew or to terminate the agreements pursuant to which we sub-advise them and we may not be able to replace these relationships.

Our sub-investment advisory relationships with mutual funds advised by John Hancock Advisers represent a significant source of our revenues, and the termination of these relationships would impair our revenues and earnings.

We currently act as a sub-investment adviser to the John Hancock Classic Value Fund, the John Hancock Classic Value Fund II, the John Hancock International Classic Value Fund and the John Hancock Classic Value Mega Cap Fund, each of which are SEC-registered mutual funds advised by John Hancock Advisers. Our sub-investment advisory relationships with these four mutual funds represented, in the aggregate, 29.9% of our AUM at September 30, 2007. For the years ended December 31, 2004, 2005 and 2006 and the nine months ended September 30, 2006 and 2007, approximately, 8%, 14%, 20%, 20% and 22%, respectively, of our total revenue was generated from these relationships. Our sub-investment advisory agreement with the John Hancock Classic Value Fund represented all, or substantially all, of this revenue during these periods. There can be no assurance that our agreements with respect to any of these four mutual funds will remain in place. In addition, these agreements would terminate automatically in the event that the investment management agreement between John Hancock Advisers and each individual fund is assigned or terminated. Such a termination of our sub-investment advisory agreements would significantly reduce our revenues and we may not be able to establish relationships with other mutual funds’ investment advisers and/or significant institutional separate accounts in order to replace the lost revenues.

Because our clients can reduce the amount of assets we manage for them, or terminate our agreements with them, on short notice, we may experience unexpected declines in revenue and profitability.

Our investment advisory and sub-investment advisory agreements are generally terminable upon short notice. Our sub-investment advisory agreements with twelve SEC-registered mutual funds, such as the four mutual funds advised by John Hancock Advisers, each have an initial two-year term and are subject to annual renewal by the fund’s board of directors pursuant to the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act. Five of these twelve sub-investment advisory agreements are beyond their initial two-year term, including the agreement for the John Hancock Classic Value Fund. Institutional and individual clients, and the funds with which we have sub-investment advisory agreements, can terminate their relationships with us, or reduce the aggregate amount of AUM, for a number of reasons, including investment performance, changes in prevailing interest rates, and financial market performance, or to shift their funds to competitors who may charge lower advisory fee rates, or for no stated reason. Poor performance relative to that of other investment management firms tends to result in decreased investments in our investment strategies, increased withdrawals from our investment strategies and the loss of institutional or individual accounts or sub-investment advisory relationships. In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services. If our investment advisory agreements are terminated, or our clients reduce the amount of assets under our management, either of which may occur on short notice, we may experience unexpected declines in revenue and profitability.

Difficult market conditions can adversely affect our business by reducing the market value of the assets we manage or causing our clients to withdraw funds.

Our business would be expected to generate lower revenue in a declining stock market or general economic downturn. Under our advisory fee arrangements, the fees we receive typically are based on the market value of our AUM. Accordingly, a decline in the prices of securities held in our clients’ portfolios would be expected to cause our revenue and net income to decline by:

•	causing the value of our AUM to decline, which would result in lower advisory fees, or

•	causing some of our clients to withdraw funds from our investment strategies in favor of investments they perceive as offering greater opportunity or lower risk, which also would result in lower advisory fees.

If our revenue declines without a commensurate reduction in our expenses, our net income will be reduced. Accordingly, difficult market conditions could materially adversely affect our results of operations.

Our ability to retain our senior investment professionals and attract additional qualified investment professionals is critical to our success.

Our success depends on our ability to retain the senior members of our investment team and to recruit additional qualified investment professionals. However, we may not be successful in our efforts to retain them, as the market for investment professionals is extremely competitive. Our portfolio managers possess substantial experience and expertise in investing and, in particular, our classic value investment approach, which requires significant qualitative judgments as to the future earnings power of currently underperforming businesses. Our portfolio managers also have significant relationships with our clients. Accordingly, the loss of any one of our senior investment professionals could limit our ability to successfully execute our classic value investment approach and, therefore, sustain the performance of our investment strategies, which, in turn, could have a material adverse effect on our results of operations.

The substantial growth of our business in the past five years may be difficult to sustain as it may place significant demands on our resources and employees and may increase our expenses.

Our AUM have grown from approximately $3.1 billion as of December 31, 2002 to $28.9 billion as of September 30, 2007. This substantial growth in our business has placed, and if it continues, will continue to place, significant demands on our infrastructure, our investment team and other employees, and may increase our expenses. In addition, we are required to continuously develop our infrastructure in response to the increasing sophistication of the investment management market, as well as due to legal and regulatory developments.

The future growth of our business will depend, among other things, on our ability to maintain an infrastructure and staffing levels sufficient to address its growth and may require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls, implementing new or updated information and financial systems and procedures and training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis. In addition, our efforts to retain or attract qualified investment professionals may result in significant additional expenses. There can be no assurance that we will be able to manage our growing business effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

The investment management business is intensely competitive.

Competition in the investment management business is based on a variety of factors, including:

•	investment performance;

•	investor perception of an investment manager’s drive, focus and alignment of interest with them;

•	quality of service provided to, and duration of relationships with, clients;

•	business reputation; and

•	level of fees charged for services.

We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. Our competitive risks are heightened by the fact that some of our competitors may invest according to different investment styles or in alternative asset classes which the markets may perceive as more attractive than our investment approach in the public equity markets. If we are unable to compete effectively, our earnings and revenues could be reduced, and our business could be materially adversely affected.

Reductions in business sourced through third-party distribution channels, or their poor reviews of us or our products, could materially reduce our revenue and ability to attract new clients.

New accounts sourced through consultant-led searches have been a large driver of the growth of our AUM in each of the past five years and are expected to be a major component of our future growth. In addition, we have established relationships with certain mutual fund providers, most significantly John Hancock Advisers, who have offered us opportunities to access new market segments through sub-investment advisory roles. We have also accessed the high-net-worth segment of the investing community through relationships with well respected wealth advisers who utilize our investment strategies in investment programs they construct for their clients. If we fail to successfully maintain these third-party distribution and sub-investment advisory relationships, our business could be materially adversely affected. In addition, many of these parties review and evaluate our products and our organization. Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or may impact our ability to attract new assets through such intermediaries.

A change of control of us could result in termination of our sub-investment advisory and investment advisory agreements.

Pursuant to the Investment Company Act, each of the sub-investment advisory agreements for the SEC-registered mutual funds that we sub-advise automatically terminates upon its deemed “assignment” and a fund’s board and shareholders must approve a new agreement in order for us to continue to act as its sub-investment adviser. In addition, pursuant to the Investment Advisers Act of 1940, as amended, which we refer to as the Investment Advisers Act, each of our investment advisory agreements for the separate accounts we manage may not be “assigned” without the consent of the client. A sale of a controlling block of our voting securities and certain other transactions would be deemed an “assignment” pursuant to both the Investment Company Act and the Investment Advisers Act. Such an assignment may be deemed to occur in the event that the holders of the Class B units of Pzena Investment Management, LLC exchange enough of their Class B units for shares of our Class A common stock such that they no longer own a controlling interest in us. If such a deemed assignment occurs, there can be no assurance that we will be able to obtain the necessary consents from clients whose funds are managed pursuant to separate accounts or the necessary approvals from the boards and shareholders of the SEC-registered funds that we sub-advise. An assignment, actual or constructive, would trigger these termination and consent provisions and, unless the necessary approvals and consents are obtained, could adversely affect our ability to continue managing client accounts, resulting in the loss of AUM and a corresponding loss of revenue.

Our failure to comply with guidelines set by our clients could result in damage awards against us and a loss of AUM, either of which would cause our earnings to decline or affect our ability to remain in business.

As an investment adviser, we have a fiduciary duty to our clients. When clients retain us to manage assets on their behalf, they may specify certain guidelines regarding investment allocation and strategy that we are required to observe in the management of their portfolios. Our failure to comply with these guidelines and other limitations could result in losses to a client account that the client could seek to recover from us and could result in the client withdrawing its assets from our management or terminating our investment advisory agreement with them. Any of these events could cause our earnings to decline or affect our ability to remain in business.

Extensive regulation of our business limits our activities and exposes us to the potential for significant penalties, including fines or limitations on our ability to conduct our business.

We are subject to extensive regulation of our investment management business and operations. As a registered investment adviser, the SEC oversees our activities pursuant to its regulatory authority under the Investment Advisers Act. In addition, we must comply with certain requirements under the Investment Company Act with respect to the SEC-registered funds for which we act as sub-investment adviser. We are also subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974, or ERISA. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation, result in withdrawal by our clients from our investment strategies and impede our ability to retain clients and develop new client relationships, which may reduce our revenues.

We face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined or be prohibited from engaging in some of our business activities. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us, and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements.

In addition, the regulatory environment in which we operate is subject to modifications and further regulation. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. For investment management firms in general, there have been a number of highly publicized regulatory inquiries that focus on the mutual fund industry. These inquiries already have resulted in increased scrutiny in the industry and new rules and regulations for mutual funds and their investment managers. This regulatory scrutiny may limit our ability to engage in certain activities.

Specific regulatory changes also may have a direct impact on our revenue. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. New regulation regarding the annual approval process for mutual fund sub-investment advisory agreements may result in the reduction of fees or possible terminations of these agreements. These regulatory changes and other proposed or potential changes may result in a reduction of revenue associated with these activities.

Operational risks may disrupt our business, result in losses or limit our growth.

We rely heavily on our financial, accounting, trading, compliance and other data processing systems. Any failure or interruption of these systems, whether caused by fire, other natural disaster, power or telecommunications failure, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus materially adversely affect our business. Although we have back-up systems in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. The inability of our systems to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we will need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, our operations.

Furthermore, we depend on our headquarters in New York City for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, or directly affecting our headquarters, may have a material adverse impact on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses.

The investment management industry faces substantial litigation risks which could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us.

We depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. We make investment decisions on behalf of our clients which could result in substantial losses to them. In order for our classic value investment strategies to yield attractive returns, we expect to have to hold securities for multi-year periods and, therefore, our investment strategies may not perform well in the short term. If our clients suffer significant losses, or are otherwise dissatisfied with our services, we could be subject to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us.

In May 2007, our management and our independent auditors identified material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in a material misstatement of our financial statements and our management’s inability to report that our internal controls are effective for 2008 and thereafter, as required by the Sarbanes-Oxley Act of 2002, either of which could cause investors to lose confidence in our reported financial information or our Class A common stock to lose value.

We are not yet required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or to make an assessment of the effectiveness of our internal control over financial reporting. Further, our independent auditors have not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting. However, in May 2007, in connection with their audits of our consolidated financial statements as of and for the year ended December 31, 2006 for the purpose of including such financial statements in our Registration Statement on Form S-1 (No. 333-1436660), and related prospectus, for our initial public offering, they informed us that they identified material weaknesses in our internal control over financial reporting for complex and non-routine transactions, as well as inadequate internal review. The material weaknesses relate to errors in our accounting for stock-based compensation, liabilities associated with our existing membership units, and the consolidation of investment partnerships in our consolidated financial statements. The errors occurred as a result of not having sufficient access to accounting resources with technical accounting expertise to analyze complex and non-routine transactions, as well as inadequate internal review. We corrected these errors and believe that the audited and the unaudited interim consolidated financial statements included in the registration statement, and related prospectus, for our initial public offering, and the unaudited interim consolidated financial statements presented in this Quarterly Report on Form 10-Q, reflect the proper treatment for the complex and non-routine transactions identified by our independent auditors.

In order to improve the effectiveness of our internal control over financial reporting for complex and non-routine transactions, we have taken the following remedial measures:

•	We appointed Wayne A. Palladino, who has twelve years of public company reporting experience, as our chief financial officer.

•	We engaged a major public accounting firm to advise us on the accounting for complex and non-routine transactions.

•	We engaged an external compliance consulting firm to advise us on improving our internal controls and systems in general, and in order to become compliant with Section 404 of the Sarbanes-Oxley Act of 2002.

In addition, we have strengthened, and continue to strengthen, our internal accounting and finance staff to satisfy our financial reporting obligations as a public company.

The existence of material weaknesses in internal control over financing reporting is an indication that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected in a future period. The process of designing and implementing effective internal controls requires us to continually expend significant resources in order to establish and maintain a system of internal controls that satisfies our financial reporting obligations as a public company. In addition, we cannot assure you that we will have effective internal control over our financial reporting, or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be discovered, in the future. If we fail to maintain effective controls and procedures, we may be unable to provide required financial information in a timely and reliable manner, or otherwise comply with the standards applicable to us as a public company, and our management may not be able to report that our internal control over financial reporting is effective for the year ending December 31, 2008, as would be required by Section 404 of the Sarbanes-Oxley Act of 2002, or thereafter. If our management is not able to do so, our independent auditors would not be able to certify that our internal control over financial reporting is effective. Matters impacting our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of the NYSE listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements is also likely to suffer if our independent auditors report any additional material weakness in our internal control over financial reporting. This could lead to a decline in the price of our Class A common stock.

Fulfilling our public company financial reporting and other regulatory obligations will be expensive and time consuming.

As a public company, we are required to implement specific corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the NYSE. Compliance with these requirements will increase our legal and accounting compliance costs and place significant additional demands on our accounting and finance staff and on our accounting, financial and information systems. As described above, we will need to hire additional accounting and finance staff with appropriate public company financial reporting experience and technical accounting knowledge, which will increase our compensation expense.

As described above, our management will be required to conduct an annual assessment of the effectiveness of our internal controls over financial reporting and include a report on our internal controls in our annual reports on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we will be required to have our independent registered public accounting firm attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. Under current rules, we will be subject to these requirements beginning with our annual report on Form 10-K for our fiscal year ending December 31, 2008. We will incur incremental costs in order to improve our internal control over financial reporting and comply with Section 404 of the Sarbanes-Oxley Act of 2002, including increased auditing and legal fees and costs associated with hiring additional accounting, internal audit, information technology, compliance and administrative staff.

The historical consolidated financial information included in this report is not necessarily indicative of our future financial results after the reorganization consummated on October 30, 2007 and as a public company.

The historical consolidated financial information included in this report may not be indicative of our future financial results after the reorganization consummated on October 30, 2007 and as a public company. Our AUM have increased almost tenfold in the past five years. However, a number of the investment strategies which resulted in this significant growth, including our Large Cap Value strategy, had been closed both to new investors and to additional funds. Although we have recently re-opened the Large Cap Value, Value Service, Small Cap Value, Mid Cap Value and All Cap Value strategies, we may close these strategies again at any time. We do not expect our AUM or revenue to grow at the same rate as they have grown in the past five years. In addition, the historical consolidated financial information included in this report does not reflect the added costs that we expect to incur as a public company or the changes that will occur in our capital structure and operations in connection with our reorganization. For example, because we operated through a limited liability company prior to the consummation of our initial public offering on October 30, 2007 and paid little or no taxes on our profits, our historical consolidated financial information does not reflect the tax impact of our adoption of a corporate holding company structure.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Pzena Investment Management, LLC and Subsidiaries” and the historical financial statements included elsewhere in this report.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

On July 23, 2007, our operating company borrowed $60.0 million pursuant to a three-year term loan facility, the proceeds of which were used to finance a special one-time distribution to the members of our operating company as of that date. Concurrently, our operating company also obtained a $20.0 million revolving credit facility, which will expire on July 23, 2010, to finance our short-term working capital needs. As these facilities mature, we will be required to either refinance them by entering into new facilities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. Our operating company could also repay them by using cash on hand or cash from the sale of our assets. No assurance can be given that we or our operating company will be able to enter into new facilities, or issue equity in the future, on attractive terms, or at all.

These facilities consist of floating-rate obligations based on the London Interbank Offering Rate, or LIBOR, and the interest expense we incur will vary with changes in the applicable LIBOR reference rate. As a result, an increase in short-term interest rates will increase our interest costs, which may adversely affect our earnings and liquidity.

Risks Related to Our Investment Strategies

Our results of operations depend on the performance of our investment strategies. Poor performance of our investment strategies will reduce or minimize the value of our assets under management on which our advisory fees are based. As advisory fees comprise all of our operating revenues, poor performance of our investment strategies will have a material adverse impact on our results of operations. In addition, poor performance will make it difficult for us to retain or attract clients and to grow our business. The performance of our strategies is subject to some or all of the following risks.

Our classic value investments in concentrated portfolios subjects the performance of our investment strategies to the risk that the companies in which we invest may not achieve the level of earnings recovery that we initially expect, or at all.

We generally invest in companies after they have experienced a shortfall in their historic earnings, due to an adverse business development, management error, accounting scandal or other disruption, and before there is clear evidence of earnings recovery or business momentum. While very few investors are willing to invest when companies lack earnings visibility, our classic value investment approach seeks to capture the return that can be obtained by investing in a company before the market has a level of confidence in its ability to achieve earnings recovery. However, our investment approach entails the risk that the companies included in our portfolios are not able to execute the turnaround that we had expected when we originally invested in them, thereby reducing the performance of our strategies. Our strategy of constructing concentrated portfolios, generally ranging from 30 to 60 holdings, of companies underperforming their historical earnings power, is subject to a higher risk of underperformance relative to benchmarks than the investment approaches of some of our competitors. Further, since our positions in these investments are often substantial, there is the risk that we may be unable to find willing purchasers for our investments when we decide to sell them.

Our investment strategies may not obtain attractive returns in the short term or during certain market periods.

Our products are best suited for investors with long-term investment horizons. In order for our classic value investment approach to yield attractive returns, we must typically hold securities for an average of over three years. Therefore, our investment strategies may not perform well during short periods of time. In addition, our strategies may not perform well during points in the economic cycle when value-oriented stocks are relatively less attractive. For instance, during the late stages of an economic cycle, investors may purchase relatively expensive stocks in order to obtain access to above average growth, as was the case in the late 1990s. Value-oriented strategies may also experience weakness during periods when the markets are focused on one investment thesis or sector. For example, in the past two years, the markets have deemed many businesses producing commodities and basic materials to be sound investments, regardless of their prices, based on the thesis that the rapid growth of such large economies as China and India means that there will be constant shortfalls in the supply of the goods produced by these companies. We would not invest in these companies if their stocks were not inexpensively priced, thus foregoing potentially attractive returns during the periods when these companies’ stock prices are continuing to advance.

Our investment approach may underperform other investment approaches, which may result in significant withdrawals of client assets or client departures or a reduction in our AUM.

Even when securities prices are rising generally, portfolio performance can be affected by our investment approach. We employ a classic value investment approach in all of our investment strategies. This investment approach has outperformed the market in some economic and market environments and underperformed it in others. In particular, a prolonged period in which the growth style of investing outperforms the value style may cause our investment strategy to go out of favor with some clients, consultants or third-party intermediaries. Poor performance relative to peers, coupled with changes in personnel, extensive periods in particular market environments or other difficulties may result in significant withdrawals of client assets, client departures or a reduction in our AUM.

Our investment process requires us to conduct extensive fundamental research on any company before investing in it, which may result in missed investment opportunities and reduce the performance of our investment strategies.

We take a considerable amount of time to complete the in-depth research projects that our investment process requires before adding any security to our portfolio. Our process requires that we take this time in order to understand the company and the business well enough to make an informed decision as to whether we are willing to own a significant position in a company whose current earnings are below its historic norms and that does not yet have earnings visibility. However, the time we take to make this judgment may cause us to miss the opportunity to invest in a company that has a sharp and rapid earnings recovery. Any such missed investment opportunities could adversely impact the performance of our investment strategies.

Our Global Value and International Value investment strategies consist primarily of investments in the securities of issuers located outside of the United States, which may involve foreign currency exchange, political, social and economic uncertainties and risks.

Our Global Value and International Value investment strategies, which together represented $2.3 billion of our AUM as of September 30, 2007, and are expected to comprise a larger portion of our AUM in the future, are primarily invested in securities of companies located outside the United States. Fluctuations in foreign currency exchange rates could negatively impact the portfolios of our clients who are invested in these strategies. In addition, foreign currency fluctuations may affect the levels of our AUM from one reporting period to another. An increase in the value of the U.S. dollar relative to non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S.-dollar denominated revenue. We do not currently engage in any hedging activities for these portfolios and continue to market these products as unhedged.

Investments in non-U.S. issuers may also be affected by political, social and economic uncertainty affecting a country or region in which we are invested. Many non-U.S. financial markets are not as developed, or as efficient, as the U.S. financial market, and, as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information in respect of such companies. These risks could adversely impact the performance of our strategies that are invested in securities of non-U.S. issuers.

The historical returns of our existing investment strategies may not be indicative of their future results or of our investment strategies under incubation.

The returns of our existing investment strategies for the one-, three- and five-year periods ended June 30, 2007 and September 30, 2007 and since the inception of each through June 30, 2007 and September 30, 2007, all as previously reported in our prospectus, dated October 24, 2007 for our initial public offering, should not be considered indicative of the future results that should be expected from these strategies or from any other strategies that we may be incubating or developing. Our products’ returns have benefited from investment opportunities and general economic and market conditions that may not repeat themselves, and there can be no assurance that our current or future strategies will be able to avail themselves to profitable investment opportunities.

Risks Related to Our Structure

Our only material asset after completion of the reorganization and our initial public offering on October 30, 2007 is our interest in Pzena Investment Management, LLC, and we are accordingly dependent upon distributions from Pzena Investment Management, LLC to pay taxes and other expenses.

We are a holding company and have no material assets other than our ownership of membership units of Pzena Investment Management, LLC. We have no independent means of generating revenue. Pzena Investment Management, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated to its members, including us, pro rata according to the number of membership units each owns. Accordingly, we incur income taxes on our proportionate share of any net taxable income of Pzena Investment Management, LLC and also incur expenses related to our operations. We intend to cause Pzena Investment Management, LLC to distribute cash to its members in an amount at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of Pzena Investment Management, LLC. To the extent that we need funds to pay our tax or other liabilities or to fund our operations, and Pzena Investment Management, LLC is restricted from making distributions to us under applicable laws or regulations or does not have sufficient earnings to make these distributions, we may have to borrow funds to meet these obligations and run our business and, thus, our liquidity and financial condition could be materially adversely affected.

We are required to pay holders of Class B units of Pzena Investment Management, LLC most of the tax benefit of any depreciation or amortization deductions we may claim as a result of the tax basis step up we receive in connection with the reorganization and future exchanges of Class B units.

We used the net proceeds of our initial public offering on October 30, 2007 to purchase membership units of Pzena Investment Management, LLC from three of its members. This purchase and any subsequent exchanges of Class B units for shares of our Class A common stock are expected to result in increases in our share of the tax basis in the tangible and intangible assets of Pzena Investment Management, LLC that otherwise would not have been available. These increases in tax basis are expected to reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service, or IRS, might challenge all or part of this tax basis increase, and a court might sustain such a challenge.

We have entered into a tax receivable agreement with the one member of Pzena Investment Management, LLC immediately prior to the initial public offering who sold all of their membership units to us in connection with the offering, each of the current members of Pzena Investment Management, LLC and any future holder of Class B units, pursuant to which we will pay them 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of these increases in tax basis. The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. We expect that, as a result of the size and increases in our share of the tax basis in the tangible and intangible assets of Pzena Investment Management, LLC attributable to our interest therein, the payments that we may make to these members likely will be substantial.

Were the IRS to successfully challenge the tax basis increases described above, we would not be reimbursed for any payments made under the tax receivable agreement. As a result, in certain circumstances, we could make payments under the tax receivable agreement in excess of our cash tax savings.

If we are deemed an investment company under the Investment Company Act, our business would be subject to applicable restrictions under that Act, which could make it impracticable for us to continue our business as contemplated.

We believe our company is not an investment company under Section 3(b)(1) of the Investment Company Act because we are primarily engaged in a non-investment company business. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

(a)	On December 5, 2007, we published updated performance data for our seven largest investment strategies, Large Cap Value, Value Service, Global Value, Small Cap Value, Mid Cap Value, All Cap Value and International Value, from their inception through October 31, 2007, and for the five-year, three-year and one-year periods ended October 31, 2007, on our corporate website at www.pzena.com. We intend to publish updated performance data for our largest investment strategies on our website on a monthly basis.

(b)	Not applicable.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Pzena Investment Management, Inc., effective as of October 30, 2007
3.2	Amended and Restated Bylaws of Pzena Investment Management, Inc., effective as of October 30, 2007
4.1	Certificate of Pzena Investment Management, Inc. Class A Common Stock*
4.2	Rights of Class B Members of Pzena Investment Management, LLC to exchange Class B Units of Pzena Investment Management, LLC for Class A Common Stock of Pzena Investment Management, Inc. (Exhibit B to the Amended and Restated Operating Agreement of Pzena Investment Management, LLC)
4.3	Resale and Registration Rights Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Holders named on the signature pages thereto
4.4	Class B Stockholders’ Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Stockholders named on the signature pages thereto
10.1	Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Members named on the signature pages thereto
10.2	Tax Receivable Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto
10.3	Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan
10.4	Pzena Investment Management, LLC Amended and Restated Bonus Plan
10.5	Pzena Investment Management, Inc. 2007 Equity Incentive Plan
10.6	Credit Agreement, dated as of July 23, 2007 among Pzena Investment Management, LLC, as the Borrower, Bank of America, N.A., as Administrative Agent and as a Lender and L/C Issuer*
10.7	Lease, dated as of February 4, 2003, between Magnolia Associates, Ltd. and Pzena Investment Management, LLC and the amendments thereto dated as of March 31, 2005 and October 31, 2006*
10.8	Executive Employment Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and Richard S. Pzena
10.9	Executive Employment Agreement for John P. Goetz, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and John P. Goetz
10.10	Amended and Restated Executive Employment Agreement for A. Rama Krishna, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and A. Rama Krishna
10.11	Amended and Restated Executive Employment Agreement for William L. Lipsey, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and William L. Lipsey
10.12	Indemnification Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard S. Pzena
10.13	Indemnification Agreement for Steven M. Galbraith, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Steven M. Galbraith
10.14	Indemnification Agreement for Joel M. Greenblatt, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Joel M. Greenblatt
10.15	Indemnification Agreement for Richard P. Meyerowich, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard P. Meyerowich
10.16	Indemnification Agreement for Myron E. Ullman, III, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Myron E. Ullman, III
21.1	List of Subsidiaries of Pzena Investment Management, Inc.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter of J.H. Cohn LLP to the Securities and Exchange Commission re: Pzena Investment Management, LLC’s change in independent accountants*

*	Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 333-143660) of Pzena Investment Management, Inc, which was originally filed on June 11, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ Richard S. Pzena
Name:     Richard S. Pzena

Title:	Chief Executive Officer

Dated: December 5, 2007

By:	/s/ Wayne A. Palladino
Name:     Wayne A. Palladino

Title:	Chief Financial Officer

Dated: December 5, 2007