Form 10-K
period 2007-12-31
Pzena Investment Management, Inc.
filed 2008-03-31
CIK 1399249

Use these links to rapidly review the document
INDEX TO FINANCIAL STATEMENTS OF PZENA INVESTMENT MANAGEMENT, INC. AND PZENA INVESTMENT MANAGEMENT, LLC

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 001-33761

PZENA INVESTMENT MANAGEMENT, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	20-8999751 (I.R.S. Employer Identification No.)

120 West 45th Street
New York, New York 10036
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (212) 355-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

As of June 29, 2007 (the last business day of the registrant's most recently-completed second fiscal quarter), no shares of common stock of the registrant were held by non-affiliates. Accordingly, the market value of the shares of our common stock held by non-affiliates was $0.

As of March 26, 2008, there were 6,123,494 outstanding shares of the registrant's Class A common stock, par value $0.01 per share.

As of March 26, 2008, there were 57,950,910 outstanding shares of the registrant's Class B common stock, par value $0.000001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements. Forward-looking statements provide our current expectations, or forecasts, of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as "anticipate," "believe," "continue," "ongoing," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project" or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

        Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, "Risk Factors" in Part I of this Annual Report. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Annual Report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Annual Report.

        Forward-looking statements include, but are not limited to, statements about:

  •
  our anticipated future results of operations and operating cash flows;

  •
  our business strategies and investment policies;

  •
  our financing plans and the availability of short- or long-term borrowing;

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

        The reports that we file with the SEC, accessible on the SEC's website at www.sec.gov, identify additional factors that can affect forward-looking statements.

Preliminary Notes

        In this Annual Report on Form 10-K, "we," "our," and "us" refers to Pzena Investment Management, Inc. (also referred to as the Company) and its consolidated subsidiaries, except that, prior to the consummation of our initial public offering and the reorganization on October 30, 2007, these terms refer to Pzena Investment Management, LLC and its consolidated subsidiaries.

        Each Russell Index referred to in this Annual Report is a registered trademark or trade name of The Frank Russell Company. The Frank Russell Company is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to herein.

        The Morgan Stanley Capital International EAFE® Index, which we refer to as the MSCI EAFE® Index, is a trademark of Morgan Stanley Capital International, a division of Morgan Stanley. The Morgan Stanley Capital International WorldSM Index, which we refer to as the MSCI WorldSM Index, is a service mark of Morgan Stanley Capital International. Morgan Stanley Capital International is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to in this Annual Report.

        The S&P 500® Index is a registered trademark of Standard & Poor's, a division of The McGraw Hill Companies, Inc., which is the owner of all copyrights relating to this index and the source of the performance statistics of this index that are referred to herein.

PART I.

ITEM 1—BUSINESS

Reorganization

        On May 8, 2007, we were incorporated in Delaware. Prior to the consummation of our initial public offering on October 30, 2007, our business was conducted through Pzena Investment Management, LLC, which we refer to as our operating company. Immediately prior to the consummation of our initial public offering, the members of our operating company consisted of 23 of our employees, two outside investors (one of whom currently serves on our board of directors) and one former employee. Concurrently with the consummation of our initial public offering, we acquired approximately 9.5% of the outstanding membership units of Pzena Investment Management, LLC from its three non-employee members and these membership units were reclassified as "Class A units." Simultaneously, the remaining approximately 90.5% of the membership units of Pzena Investment Management, LLC that were held by our 23 employees and two outside investors were reclassified as "Class B units."

        After we acquired the membership units from the three non-employee members of Pzena Investment Management, LLC, our only material asset became our ownership of approximately 9.5% of the total membership units of Pzena Investment Management, LLC and our only business became acting as its sole managing member.

        Class A units and Class B units have the same economic rights per unit. Immediately after the consummation of the reorganization and our initial public offering, the holders of our Class A common stock and the holders of Class B units of Pzena Investment Management, LLC held approximately 9.5% and 90.5%, respectively, of the economic interests in our business.

        For each membership unit of Pzena Investment Management, LLC that was reclassified as a Class B unit in the reorganization, we issued the holder one share of our Class B common stock in exchange for the payment of its par value. Each share of our Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of our common stock outstanding. From this time and thereafter, each share of our Class B common stock will entitle its holder to one vote. As of December 31, 2007, the holders of Class B common stock had 97.9% of the combined voting power of our common stock. When a Class B unit is exchanged for a share of our Class A common stock or forfeited, a corresponding share of our Class B common stock is automatically redeemed and cancelled by us. Conversely, to the extent that we cause Pzena Investment Management, LLC to issue additional Class B units to our employees pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan, which we refer to as the PIM LLC 2006 Equity Incentive Plan, these additional holders of Class B units are entitled to receive a corresponding number of shares of our Class B common stock (including if the Class B units awarded are subject to vesting) and, therefore, the voting power of our Class B stockholders would increase.

        Concurrently with the consummation of the reorganization and our initial public offering, all holders of our Class B common stock entered into a stockholders' agreement, pursuant to which they agreed to vote all shares of Class B common stock then held by them, and acquired in the future, together on all matters submitted to a vote of our common stockholders. Therefore, Class B stockholders are able to exercise control over all matters requiring the approval of our stockholders, including the election of our directors and the approval of significant corporate transactions.

        The graphic below illustrates our holding company structure and ownership as of December 31, 2007.

(1)
As of December 31, 2007, the members of Pzena Investment Management, LLC, other than us, consisted of:

•
Richard S. Pzena, John P. Goetz, A. Rama Krishna and William L. Lipsey, the four members of Pzena Investment Management, LLC's executive committee, or Executive Committee, and their respective estate planning vehicles, who collectively held approximately 65.1% of the economic interests in us;

•
19 of our other employees, including our Chief Financial Officer, Wayne A. Palladino, who collectively held approximately 11.7% of the economic interests in us.

•
the two original outside investors in Pzena Investment Management, LLC (one of whom currently serves on our board of directors), who collectively held approximately 13.6% of the economic interests in us (with the Executive Committee and the 19 employee members, the Principals).

(2)
Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of our capital stock to receive distributions, except that Class B common stockholders have the right to receive the par value of the Class B common stock upon our liquidation, dissolution or winding up.

(3)
Each share of Class B common stock is entitled to five votes per share for so long as the number of shares of Class B common stock outstanding represents at least 20% of all shares of common stock outstanding. Class B common stockholders have the right to receive the par value of the Class B common stock upon our liquidation, dissolution or winding up.

(4)
As of December 31, 2007, we held 6,111,118 Class A units of Pzena Investment Management, LLC, which represented the right to receive 9.5% of the distributions made by Pzena Investment Management, LLC.

(5)
As of December 31, 2007, the Principals collectively held 57,937,910 Class B units of Pzena Investment Management, LLC, which represented the right to receive 90.5% of the distributions made by Pzena Investment Management, LLC.

Overview

        Pzena Investment Management, Inc. is the sole managing member of Pzena Investment Management, LLC, which is our operating company. Founded in late 1995, Pzena Investment Management, LLC is a value-oriented investment management firm with a long-term record of investment excellence and exceptional client service. We believe that we have established a positive, team-oriented culture that enables us to attract and retain very qualified people. Over the past twelve years, we have built a diverse, global client base of respected and sophisticated institutional investors, high net worth individuals and select third-party distributed mutual funds for which we act as sub-investment adviser.

        We utilize a classic value approach to investing and seek to make investments in good businesses at low prices. Our approach and process have helped us achieve attractive returns over the long term. As of December 31, 2007, we managed assets in ten value-oriented investment strategies across a wide range of market capitalizations in both U.S. and international capital markets. Our assets under management, or AUM, were $23.6 billion at December 31, 2007 and we managed money for approximately 370 separate client relationships on behalf of institutions and high net worth individuals and acted as sub-investment adviser to twelve SEC-registered mutual funds and ten offshore funds.

        Our investment discipline and our commitment to a classic value approach have been important elements of our success. We construct concentrated portfolios of inexpensive, good businesses selected through a rigorous fundamental research process similar to the approach of a private equity investor. Our investment decisions are not motivated by short-term results or aimed at closely tracking specific market benchmarks. Generating excess returns by utilizing a classic value investment approach requires:

  •
  willingness to invest in companies before their stock prices reflect signs of business improvement, and

  •
  significant patience, based upon our understanding of the business' fundamentals, and our long-term investment horizon.

        As of December 31, 2007, we had 78 employees, including 23 employee members who collectively owned 76.8% of the ownership interests in our operating company. Our operating company is led by its four-person Executive Committee, consisting of Richard S. Pzena, John P. Goetz, A. Rama Krishna and William L. Lipsey.

Our Competitive Strengths

We believe that the following are our competitive strengths:

  •
  Focus on Investment Excellence.  We recognize that we must achieve investment excellence in order to attain long-term business success. All of our business decisions, including the design of our investment process and our willingness to limit AUM in our investment strategies, are focused on producing attractive long-term investment results. We believe that our long-term investment performance, together with our willingness to close our strategies to new investors in order to optimize the prospects for future performance, has contributed to our positive reputation among our clients and the institutional consultants who advise them.

  •
  Consistency of Investment Process.  Since our inception over twelve years ago, we have utilized a classic value investment approach and a systematic, disciplined investment process to construct portfolios for our investment strategies in the U.S. and international markets across all market capitalizations. The consistency of our process has allowed us to leverage the same investment team to launch new products. The excess returns that we have generated for our clients over the long term have enabled us to attract new and existing clients to our recently launched strategies at an earlier stage in their development than otherwise is typical. We believe that our consistent investment process and our successful investment track record have resulted in strong brand recognition of our firm in the investment community.

  •
  Diverse and High Quality Client Base.  We believe that through a combination of attractive long-term investment performance, consistency in investment approach and a commitment to client service, we have developed a favorable reputation in the institutional investment community. This is evidenced by our strong relationships with consultants and the diversity and sophistication of our investors.

    With the exception of two of our sub-advised accounts, which represented 25.8% and 3.5% of our AUM as of December 31, 2007, respectively, no single account represented more than 3% of our AUM as of December 31, 2007.

  •
  Experienced Investment Professionals and a Team-Oriented Approach.  Our greatest asset is the experience of the individuals on our team. In addition to detailed financial analysis, our investment process requires a long-term view of the nature of each business we are considering, the company's current and likely future competitive standing and the management team's strategies for change. Therefore, we have assembled a diverse team that includes individuals with corporate management, private equity, management consulting, legal, accounting and Wall Street experience. We believe that their wide range of experiences gives us unique perspectives while executing our in-depth, research-based decision making process. To capitalize on the diversity of these backgrounds, we follow a collaborative, consensus-oriented approach to making investment decisions, in which any of our investment professionals, irrespective of seniority, can play a significant role.

  •
  Employee Retention.  We have focused on building an environment that we believe is attractive to talented investment professionals. Important among our practices are our team-oriented approach to investment decisions, rotation of coverage areas among individuals and a culture of employee ownership of our firm. In the past five years, we have had minimal turnover in our investment staff.

  •
  Culture of Ownership.  We believe in significant ownership of our business by the key contributors to our success. Since our inception, we have communicated to all our employees that they have the opportunity to become partners in our operating company. As of December 31, 2007, we had 23 employee owners positioned within all functional areas of the firm. We believe this ownership model results in a shared sense of purpose with our clients and their advisers. We intend to continue fostering a culture of ownership through our equity incentive plans, which are designed to align our team's interests with those of our stockholders and clients. We believe this culture of ownership contributes to our low staff turnover, team orientation and connection with clients.

Our Business Strategy

        The key to our success is continued long-term investment performance. In conjunction with this, we believe the following strategies will enable us to continue to grow our business.

  •
  Unwavering Focus on Investment Excellence.  We view our unwavering focus on long-term investment excellence to be the key driver of our business success.

  •
  Fill Excess Capacity in Domestic Strategies.  During 2007, we re-opened our Large Cap Value, Value Service, Small Cap Value, Mid Cap Value and All Cap Value strategies, primarily as a result of the growth in their respective investable universes. We are actively marketing these domestic strategies.

  •
  Capitalize on Growth Opportunities in Our International Value and Global Value Strategies.   Since our inception, we have made it a practice to leverage our knowledge of value investing and our investment processes to create new investment strategies for our clients. In early 2004, this manifested itself in the launch of our International Value and Global Value investment strategies. Among both institutional and retail investors industry-wide, there has been increasing levels of investments in portfolios including non-U.S. equities. As of December 31, 2007, the total AUM in our International Value and Global Value strategies was $3.1 billion.

  •
  Employ Our Proven Process to Introduce New Products.  We anticipate continuing to offer new investment strategies over time, on a measured basis, consistent with our past practice. Since December 31, 2003, we introduced five of the ten investment strategies we offered as of December 31, 2007, which collectively represented 14.5% of our total AUM as of that date. These strategies are Global Value, International Value, Diversified Value, Mega Cap Value and Financial Opportunities Service. We believe that we will continue to be able to launch new products utilizing our proven investment process. Consistent with this, we recently launched a Financial Opportunities Service in which we screen a universe of the 3,000 largest U.S.-listed companies and the 1,500 largest non-U.S. companies, based on market capitalization, and select financial services stocks to build a portfolio of 8-20 holdings.

  •
  Work with Our Strong Consultant Relationships.  We believe that we have built strong relationships with the leading investment consulting firms who advise potential institutional clients. New accounts sourced through consultant-led searches have been a large driver of our growth and are expected to be a major component of our future growth. We believe that these relationships will assist us in introducing new strategies to key segments of the investing community.

  •
  Expand Our Non-U.S. Client Base.  As part of the overall expansion of our business, we have increased our efforts to develop our non-U.S. client base. Through our strong relationships with global consultants, we have been able to accelerate the development of our relationships with their non-U.S. branches. We aim to achieve considerable growth of this client base through these relationships and by directly calling on the world's largest institutional investors. These marketing efforts have been particularly successful in the UK, Australia and Canada. We have also sought to expand our non-U.S. base through our relationships with non-U.S. mutual funds and other investment fund advisors. As of December 31, 2007, we managed $3.8 billion in separate accounts, commingled funds and sub-advised funds on behalf of non-U.S. clients.

  •
  Leverage Our Value Investment Expertise to Selectively Develop Alternative Products.  We believe that we can further capitalize on our investment expertise and our strong reputation through the development of alternative strategies based upon our value investing process. In the current investment management environment, investors have exhibited a strong appetite for alternative strategies that are less correlated to traditional market benchmarks.

Our Investment Team

        We believe we have built an investment team that is well-suited to implementing our classic value investment strategy. The members of our investment team have a diverse set of backgrounds including former corporate management, private equity, management consulting, legal, accounting and Wall Street professionals. Their diverse business backgrounds are instrumental in enabling us to make investments in companies where we would be comfortable owning the entire business for a three- to five-year period. We look beyond temporary earnings shortfalls that result in stock price declines, which may lead others to forego investment opportunities, if we believe the long-term fundamentals of a company have not changed.

        As of December 31, 2007, we had a 21-member investment team. Each member serves as a research analyst, and certain members of the team also have portfolio management responsibilities. There are three portfolio managers for each investment strategy. These three managers have joint decision-making responsibility, and each has "veto authority" over all decisions regarding the relevant portfolio. For each of our current investment strategies, these three senior members are identified under "—Our Investment Strategies." Research analysts have sector and company-level research responsibilities which span all of our investment strategies, including those with an international focus. In order to facilitate the professional development of our team, and to keep a fresh perspective on our portfolio companies, our research analysts rotate industry coverage every three years.

        We follow a collaborative, consensus-oriented approach to making investment decisions, such that all members of our investment team, irrespective of their seniority, can play a significant role in this decision making process. We hold weekly research review meetings attended by all portfolio managers and relevant research analysts, and are open to other members of our firm, at which we openly discuss and debate our findings regarding the normalized earnings power of potential portfolio companies. In addition, we hold daily morning meetings, attended by our portfolio managers, research analysts and portfolio administration and client service personnel, in order to review developments in our holdings and set a trading strategy for the day. These meetings are critical for sharing relevant developments and analysis of the companies in our portfolios. We believe that our collaborative culture is attractive to our investment professionals, as evidenced by the fact that we have had minimal turnover in our investment staff.

Our Investment Criteria and Process

        We identify investment opportunities by following a proprietary, research-driven process. In general, we only consider investments in companies in the relevant investment universe that are among the 20% least expensive, based on the ratio of their current stock price to our estimate of their normalized long-term earnings power. This ensures that the composition of our clients' portfolios are not determined by emotional inputs that can lead to investments in overvalued securities. We systematically sell securities within our portfolios when their valuation reaches the fiftieth percentile of the relevant investment universe, based on the same ranking system. We expect to hold positions for a significant period of time, which has historically averaged slightly more than three years. Our criteria and processes for security selection, portfolio construction and monitoring, selling and trading are described in detail below.

Security Selection

        Since we view ourselves as buyers of businesses, as opposed to buyers of stocks, we apply intensive fundamental research to companies that are underperforming their historically demonstrated earnings power to determine if they meet our investment criteria. We generally seek to invest in companies that exhibit the following five characteristics:

  •
  the company's share price is low relative to our estimate of its normalized earnings power (i.e., the earnings expected when business conditions are neither depressed nor inflated);

  •
  the company's current earnings are below its historic norms;

  •
  the company's management has a sound plan for earnings recovery;

  •
  the company has a history of earning attractive long-term returns; and

  •
  the investment has identifiable downside protection (e.g., hard assets, superior cost structures, intellectual property, or an unassailable customer base).

        We systematically review our proprietary computer model, which ranks companies in the relevant investment universe from the least to the most expensive on the basis of the ratio of their current stock price to our analysis of their normalized long-term earnings power. We assign research priority to stocks in the most undervalued 20% of the relevant investment universe, those exhibiting a group or sector theme and those offering portfolio diversification benefits. The three co-portfolio managers with overall responsibility for a particular investment strategy collectively assess whether the causes of a company's undervaluation are likely to be temporary and whether our research process is likely to enable us to "figure it out." If a company exhibits both criteria, we then charge a research analyst with conducting preliminary research on the company. This stage of our research, which generally takes two weeks, is based on publicly available information, other financial analysts' reports, interviews and other relevant information.

        Upon conclusion of this preliminary research, we assess the research analyst's findings at our weekly research review meeting in order to test the assumptions of our earnings forecasting computer model. Approximately 75% of the companies initially researched are then eliminated and the remaining 25% of the companies are researched in significantly greater depth. This stage of our research, which may take anywhere from a few weeks to several months, includes an analysis of the company's key profit and cash flow drivers and interviews with suppliers, competitors, customers and other relevant sources. Our in-depth research is designed to enable us to discuss with the company's management the strategic options available to them over the next several years, probe the key business issues uncovered in our research and test our investment thesis against management's perception of the business.

        Upon completion of our research and discussions with the company's management, the research analyst develops a five-year financial statement forecast, typically including segment-level profitability and asset utilization, and a final estimate of the company's normalized earnings. Based on these forecasts, our portfolio managers and research analysts again assess the company's normalized earnings power at our weekly research review meeting. Our process requires that all three portfolio managers for the relevant investment strategy agree that the company's valuation, based on our assessment of its normalized earnings power, is attractive enough to include a position in the portfolio.

Portfolio Construction

        Our investment decisions are not motivated by short-term results or aimed at closely tracking specific market benchmarks. We set weights for each of the positions within our portfolios according to the criteria described below. Generally, industry and sector weights (and country weights for the portfolios including non-U.S. listed issuers) are the result of our security selection process.

        Our first criterion is valuation. Generally, the most undervalued companies receive the highest weightings in our portfolios. We place maximum industry sector constraints on many of our portfolios and minimum industry sector constraints on selected portfolios.

        Next, we determine whether the industry in which the company operates is inexpensive or whether the company is an outlier. We prefer higher weightings in businesses where there is broad industry undervaluation rather than a single company's inexpensiveness.

        Thirdly, we assess the nature of each company's undervaluation. Companies receive higher weightings when we judge that our analysis will enable us to make reasonable earnings estimates. On the other hand, we are likely to give little or no weight to companies where its stock price is clearly inexpensive, but the underlying resolution of the undervaluation is unlikely to be estimated through our in-depth research process. Outstanding legal judgments against a company or industry, or estimating demand for new products or services are examples of such "unresearchable" circumstances.

        Finally, everything else being equal, we are inclined to give higher weight to positions that will help diversify the portfolio. Thus, while our portfolio construction process is independent of any index, our goal is that the portfolio consists of a broadly diversified group of businesses.

        Our bi-weekly portfolio review meetings are attended by portfolio managers, portfolio administrators and client service professionals. At these meetings, portfolio managers review and construct a model portfolio for new accounts to follow for initial investments and existing accounts to attempt to follow for current management. The entire investment team evaluates the need for any changes to this model, which are made as a result of these meetings, or between them if intervening developments in any position require us to reconsider the model.

Portfolio Monitoring

        Once a stock is added to the portfolio, we continue to monitor company and industry news and, as appropriate, have discussions and meetings with its management. At our daily morning meetings, portfolio managers, research analysts and traders review developments in our holdings and set the day's trading strategy. When appropriate, we will make decisions to trim or add to a position based on information reviewed and analyzed during these meetings. We hold these meetings with this frequency in order to ensure that we are continually reviewing developments relevant to our understanding and analysis of the companies in our portfolios.

Sell Discipline

        We systematically sell any stock once its valuation reaches the fiftieth percentile of the relevant investment universe. A security's target price is determined by multiplying the normalized earnings per share for a company by the midpoint price-to-normalized earnings ratio of the relevant investment universe. There are two ways a security can reach this target—price appreciation or a reduction in its normalized earnings estimate. In the latter case, a stock may be sold if we determine that our initial normalized earnings estimate was too high. In either case, we maintain our sell discipline, which dictates that a stock must be sold when it reaches its target price. In addition, if we find a security with return and risk characteristics superior to those of another in the portfolio, we may sell earlier.

Trading

        Portfolio administrators are responsible for translating portfolio construction decisions into actual trading instructions that are then passed on to our traders for execution. Trade allocation, along with pre-trade compliance review, is completed on our internal trading and portfolio management system.

        We have a best execution committee that meets at least semi-annually to review the previous quarters' trading activity and to address any issues. This committee is comprised of individuals from Legal and Compliance, Trading, Research, Portfolio Accounting and Portfolio Administration. In addition to an analysis of the trades and brokers used, the current trading budget is reviewed. By completing this review, individuals from all areas of the firm discuss trading activity, and the current broker relationships the firm maintains. On a weekly basis, we review the portfolios to see that security position sizes and sector weightings are in line with the current investment strategy, in an attempt to keep dispersion to a minimum.

Our Investment Strategies

        As of December 31, 2007, our approximately $23.6 billion in AUM were invested in ten value-oriented investment strategies, representing distinct capitalization segments of U.S. and international markets. The following table describes the largest of our current investment strategies, and the allocation of our approximately $23.6 billion in AUM among them, as of December 31, 2007.

Strategy	Portfolio Managers(1)	AUM
		(in billions)
Large Cap Value	DeSpirito, Goetz and Pzena	$13.6
Value Service	Cai, Goetz and Pzena	5.0
Global Value	Krishna, Goetz and Peterson	2.6
Small Cap Value	Silver, Goetz and Pzena	0.9
International Value	Krishna, Goetz and Peterson	0.5
Mid Cap Value	Tandon, Goetz and Pzena	0.4
All Cap Value	Kohn, Goetz and Pzena	0.3
Other Strategies	N/A	0.3

Total		$23.6

(1)
The first portfolio manager listed has day-to-day responsibility for implementing the investment strategy.

        We understand that our ability to retain and grow assets as a firm has been, and will be, driven primarily by delivering attractive investment results to our clients. As a consequence, we have prioritized, and will continue to prioritize, investment performance over asset accumulation. Where we deemed it necessary, we have, at times, closed certain products to new investors in order to preserve capacity to effectively implement our concentrated investment strategies for the benefit of existing clients. We stopped accepting new clients in our Small Cap Value strategy in 2001 and, over the intervening years, took similar measures with regard to Mid Cap Value, Value Service, and All Cap Value and, in the third quarter of 2006, Large Cap Value. After closing products to new investors, we typically maintain waiting lists of potential clients who have expressed interest in investing in these strategies. Additional capacity may be created by asset flows or substantial growth in the markets in which we invest, and we will periodically add new clients as a result of additional capacity. During 2007, we re-opened our Large Cap Value, Value Service, Small Cap Value, Mid Cap Value and All Cap Value strategies, primarily as a result of the growth in their respective investable universes.

        Our seven largest investment strategies as of December 31, 2007 are further described below. We follow the same investment process (as described above in "—Our Investment Criteria and Process") for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy's investment universe, as well as the regions in which we invest. While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary as described below.

        Large Cap Value.    We screen a universe of the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio of 30 to 40 stocks. We launched this strategy in October 2000, closed it to new investors in September 2006, and re-opened it in late-2007.

        Value Service.    We screen a universe of the 1,000 largest U.S.-listed companies, based on market capitalization, to build a portfolio of 30 to 40 stocks. We launched this strategy in January 1996, closed it to new investors in June 2004, and re-opened it in mid-2007.

        Global Value.    We screen a universe of the 1,500 largest non U.S.-listed companies, based on market capitalization, and the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio of 40 to 60 stocks. We launched this strategy in January 2004. This portfolio is currently open to new investors.

        Small Cap Value.    We screen a universe of U.S.-listed companies ranked from the 1,001th to 3,000th largest, based on market capitalization, to build a portfolio of 40 to 50 stocks. We launched this strategy in January 1996, closed it to new investors in December 2001, and re-opened it in mid-2007.

        International Value.    We screen a universe of the 1,500 largest non U.S.-listed companies, based on market capitalization, to build a portfolio of 30 to 50 stocks. We launched this strategy in January 2004. This portfolio is currently open to new investors.

        Mid Cap Value.    We screen a universe of U.S.-listed companies ranked from the 201st to 1,200th largest, based on market capitalization, to build a portfolio of 30 to 40 stocks. We launched this strategy in September 1998, closed it to new investors in June 2004, and re-opened it in mid-2007.

        All Cap Value.    We screen a universe of the 3,000 largest U.S.-listed companies, based on market capitalization, to build a portfolio of approximately 25 stocks. We launched this strategy in May 2001, closed it to new investors in December 2001, and re-opened it in mid-2007.

        Other Strategies.    Our three other investment strategies are: Financial Opportunities Service, Diversified Value and Mega Cap Value.

Our Product Development Approach

        A major component of our growth has been the development of new products. Prior to seeding a new product, we perform in-depth research on the potential market for the product, as well as its overall compatibility with our investment expertise. This process involves analysis by our client team, as well as by our investment professionals. We will only launch a new product if we believe that it can add value to a client's investment portfolio. If appropriate, we create partnerships with third parties to enhance the distribution of a product or add expertise that we do not have in-house. Prior to marketing a new product, we generally incubate the product for a period of one to five years. Products are incubated using primarily our own capital, typically along with an outside investor, so that we can test and refine our investment strategy and process before actively marketing the product to our clients.

        Furthermore, we continually seek to identify opportunities to extend our investment process into new markets or to apply it in different ways to offer clients additional strategies. This led to the introduction of our Global Value and International Value strategies in 2004 and, more recently, to the introduction of our Mega Cap Value, Diversified Value and Financial Opportunities Service strategies. We are currently incubating several products, including alternative strategies, which we believe will be highly attractive to our clients in the future.

Our Investment Performance

        Since we are long-term fundamental investors, we believe that our investment strategies yield the most benefits, and are best evaluated, over a long-term timeframe.

        The following table indicates the annualized returns, gross and net (which represents annualized returns prior to and after payment of advisory fees, respectively) of our seven largest investment strategies from their inception to December 31, 2007, and in the five-year, three-year, and one-year periods ended December 31, 2007, relative to the performance of: (i) the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy, and (ii) the S&P 500® Index, which is provided for the limited purpose of providing a comparison to the broader equity market.

	Period Ended December 31, 2007(1)
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (October 2000)
Annualized Gross Returns	8.2%	13.4%	4.7%	(12.3)%
Annualized Net Returns	7.7%	12.9%	4.2%	(12.8)%
Russell 1000® Value Index	7.0%	14.6%	9.3%	(0.2)%
S&P 500® Index	2.0%	12.8%	8.6%	5.5%
Value Service (January 1996)
Annualized Gross Returns	13.8%	14.1%	4.2%	(12.1)%
Annualized Net Returns	13.0%	13.2%	3.5%	(12.7)%
Russell 1000® Value Index	10.9%	14.6%	9.3%	(0.2)%
S&P 500® Index	9.3%	12.8%	8.6%	5.5%
Global Value (January 2004)
Annualized Gross Returns	11.1%	N/A	8.3%	(9.9)%
Annualized Net Returns	10.2%	N/A	7.5%	(10.4)%
MSCI World(SM) Index—Net/US$(2)	13.2%	N/A	12.8%	9.0%
S&P 500® Index	9.2%	N/A	8.6%	5.5%
Small Cap Value (January 1996)
Annualized Gross Returns	15.5%	15.5%	3.7%	(12.1)%
Annualized Net Returns	14.2%	14.4%	2.6%	(13.0)%
Russell 2000® Value Index	11.8%	15.8%	5.3%	(9.8)%
S&P 500® Index	9.3%	12.8%	8.6%	5.5%
Mid Cap Value (September 1998)
Annualized Gross Returns	15.1%	15.0%	5.4%	(8.3)%
Annualized Net Returns	14.4%	14.2%	4.6%	(8.9)%
Russell Mid Cap® Value Index	12.6%	17.9%	10.1%	(1.4)%
S&P 500® Index	6.4%	12.8%	8.6%	5.5%
All Cap Value (May 2001)
Annualized Gross Returns	12.6%	15.0%	3.3%	(16.6)%
Annualized Net Returns	11.5%	13.9%	2.3%	(17.4)%
Russell 3000® Value Index	7.5%	14.7%	9.0%	(1.0)%
S&P 500® Index	4.3%	12.8%	8.6%	5.5%
International Value (January 2004)
Annualized Gross Returns	13.0%	N/A	9.7%	(6.0)%
Annualized Net Returns	12.0%	N/A	8.8%	(6.7)%
MSCI EAFE® Index—Net/US$(2)	17.7%	N/A	16.8%	11.2%
S&P 500® Index	9.2%	N/A	8.6%	5.5%

(1)
The historical returns of these investment strategies are not necessarily indicative of their future performance or the performance of any of our other current or future investment strategies.

(2)
Net of applicable withholding taxes.

Advisory Fees

        We earn advisory fees on the separate accounts that we manage and under our sub-investment advisory agreements for mutual funds and other investment funds.

        On our separately-managed accounts, we are paid fees according to a schedule which varies by investment strategy. The substantial majority of these accounts pay us management fees pursuant to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases, subject to a minimum fee to manage the account. Certain of these clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a slightly lower base fee, but allows for us to earn higher fees if the relevant investment strategy out-performs the agreed-upon benchmark.

        As of December 31, 2007, we sub-advised twelve SEC-registered mutual funds pursuant to sub-investment advisory agreements which generally have initial two-year terms, subject to the applicable requirements of the Investment Company Act, and are renewable only if approved annually by the funds' board of directors after the initial term. In addition, we sub-advise ten offshore funds. Pursuant to these agreements, we are generally paid a management fee according to a schedule, in which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed rate management fees. Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of assets under management, are lower than the advisory fees we earn on our separately-managed accounts.

        The majority of the advisory fees we earn on separately-managed accounts are based on the value of AUM at a specific date on a quarterly basis, either in arrears or in advance. Advisory fees on certain of our separately-managed accounts, and with respect to most of the mutual funds that we sub-advise, are calculated based on the average of the monthly or daily market value of the account. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. While a specific group of accounts may use the same fee rate, the method used to calculate the fee according to the fee rate schedule may differ, as described above.

Our Client Relationships and Distribution Approach

        We have successfully grown our client base over the past five years. As of December 31, 2007, we managed separate accounts on behalf of approximately 370 institutions and high net worth individuals and acted as sub-investment adviser for twelve SEC-registered mutual funds and ten offshore funds. We believe that strong relationships with our clients are critical to our ability to succeed and continue to grow our AUM. In building these relationships, we have focused our efforts where we can efficiently access and service large pools of sophisticated clients with our team of dedicated marketing and client service professionals. We distribute our products to institutions and individuals primarily through the efforts of our internal sales team, who calls on them directly and on the consultants who serve them, as well as through the marketing programs of our sub-investment advisory partners. Since our objective is to attract long-term investors with an investment horizon in excess of three years, our sales and client service efforts focus on educating our investors regarding our disciplined value investment process and philosophy.

        Our marketing effort is led by our five person sales team, which is responsible for:

  •
  identifying and marketing to prospective institutional clients;

  •
  responding to requests for investment management proposals; and

  •
  developing and maintaining relationships with independent consultants.

Direct Institutional Relationships

        Since our inception, we have directly offered institutional investment products to public and corporate pension funds, endowments, foundations and Taft-Hartley plans. Wherever possible, we have sought to develop direct relationships with the largest U.S. institutional investors, a universe we define to include approximately 1,000 plan sponsors with greater than $300 million in plan assets. Over the past two years, we have focused on expanding this direct calling effort to selected potential institutional clients outside of the United States.

Investment Consultants

        We estimate that approximately 70% of all retirement plan assets are advised by investment consultants, with a relatively small number of these consultants representing a significant majority of these relationships. We have targeted our efforts on the 75 largest consulting firms focused primarily on plan sponsors. As a result of a consistent servicing effort over our history, we have built strong relationships with those consulting firms that we believe are the most important consulting firms and believe that most of them rate our open investment strategies favorably. New accounts sourced through consultant-led searches have been a large driver of our growth and are expected to be a major component of our future growth. We seek to develop direct relationships with accounts sourced through consultant-led searches by our ongoing marketing and client service efforts, as described below.

Sub-Investment Advisory Distribution

        In August 2002, we partnered with John Hancock Advisers to rebrand a mutual fund we had been managing as the John Hancock Classic Value Fund. John Hancock Advisers became the investment adviser to this fund and we became its sub-investment adviser. Our relationship with John Hancock Advisers has since expanded to include three additional mutual funds. John Hancock Advisers is responsible for the marketing and client service for these funds, driven by its wholesalers in the field and other internal support and key account managers. Capitalizing on our relationship with John Hancock Advisers allows us to access and maintain relationships with a wider segment of the investing community than we can access on our own, while maintaining our lean and efficient distribution system.

        We currently sub-advise four mutual funds that are advised by John Hancock Advisers. As of December 31, 2007, these four mutual funds represented $6.2 billion or 26.3% of our AUM. For the years ended December 31, 2007, 2006 and 2005, approximately 20%, 20% and 14%, respectively, of our total revenue was generated from our sub-investment advisory agreements for these four mutual funds. Our sub-investment advisory agreement with the John Hancock Classic Value Fund represented all, or substantially all, of this revenue during these periods. We have selectively established relationships with other mutual fund and fund providers in the United States, who offer us opportunities to efficiently access new market segments through sub-investment advisory roles. We have also established relationships with fund providers outside the United States, such as BNP Paribas Asset Management, for which we sub-advise the Parvest U.S. Value Fund.

High Net Worth Advisory Firms

        We have accessed the high net worth segment of the investing community through relationships with wealth advisers who utilize our investment strategies in investment programs they construct for their clients. Similar to our approach with consultants, we have targeted select firms around the world serving the family office and ultra high net worth market. We believe this approach leads to an efficient client servicing model and strong relationships with wealth advisers, who ultimately view us as partners in their investment programs. Occasionally, we establish direct separate account relationships with high net worth individuals.

Client Service

        Our client team's efforts are instrumental to maintaining our direct relationships with institutional and individual separate account clients and developing direct relationships with separate accounts sourced through consultant-led searches. We have a dedicated client service team, which is primarily responsible for addressing all ongoing client needs, including periodic updates and reporting requirements. Our sales team assists in providing ongoing client service to existing institutional accounts. Our institutional distribution, sales and client service efforts are also supported, as necessary, by members of our investment team.

        Our client service team consists of individuals with both general business backgrounds and investment research experience. Our client team members are fully integrated into our research team, attending both research meetings and company management meetings to ensure our clients receive primary information. As appropriate, we introduce members of our research and portfolio management team into client portfolio reviews to ensure that our clients are exposed to the full breadth of our investment resources. We also provide quarterly reports to our clients in order to share our investment perspectives with them. We additionally meet and hold conference calls regularly with clients to share perspectives on the portfolio and the current investment environment.

Competition

        We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers, insurance companies and other financial institutions.

        In order to grow our business, we must be able to compete effectively to maintain existing AUM and attract additional AUM. Historically, we have competed for AUM principally on the basis of:

  •
  the performance of our investment strategies;

  •
  our clients' perceptions of our drive, focus and alignment of our interests with theirs;

  •
  the quality of the service we provide to our clients and the duration of our relationships with them;

  •
  our brand recognition and reputation within the investing community;

  •
  the range of products we offer; and

  •
  the level of advisory fees we charge for our investment management services.

        Our ability to continue to compete effectively will also depend upon our ability to attract highly qualified investment professionals and retain our existing employees. For additional information concerning the competitive risks that we face, see "Item 1A—Risks Factors—Risks Related to Our Business—The investment management business is intensely competitive."

Employees

        At December 31, 2007, we had 78 full-time employees. This consists of 21 investment professionals; 2 traders; 17 client service and marketing personnel; 19 employees in operations; 14 legal, compliance and finance personnel and 5 other employees.

REGULATORY ENVIRONMENT AND COMPLIANCE

        Our business is subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations. Under these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.

SEC Regulation

        Our operating company, Pzena Investment Management, LLC, is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Investment Advisers Act of 1940, as amended, which we refer to as the Investment Advisors Act, and the SEC's regulations thereunder, as well as to examination by the SEC's staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of our business and our relationships with our clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, conflicts of interest, advertising, recordkeeping, reporting and disclosure requirements. Twelve of the funds for which Pzena Investment Management, LLC acts as the sub-investment adviser are registered with the SEC under the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their advisers. Moreover, an investment adviser's contract with a registered fund may be terminated by the fund on not more than 60 days' notice, and is subject to annual renewal by the fund's board after an initial two-year term. Both the Investment Advisers Act and the Investment Company Act regulate the "assignment" of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser's registration. The failure of Pzena Investment Management, LLC, or the registered funds for which Pzena Investment Management, LLC acts as sub-investment adviser, to comply with the requirements of the SEC could have a material adverse effect on us.

ERISA-Related Regulation

        To the extent that Pzena Investment Management, LLC is a "fiduciary" under the Employment Retirement Act of 1974, or ERISA, with respect to benefit plan clients, it is subject to ERISA, and to regulations promulgated thereunder. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could have a material adverse effect on our business.

Foreign Regulation

        Pzena Investment Management, LLC is registered with the Ontario Securities Commission, or the OSC, as an international adviser under the categories of investment counsel and portfolio manager. The OSC has extensive powers to regulate capital markets activities in the Canadian province of Ontario pursuant to which it restricts the activities of a registered international adviser. These restricted activities include the following:

  •
  providing advice solely to certain institutional and high net worth individual clients;

  •
  acting as an adviser in connection with Canadian securities that must be incidental to the international adviser's activities in Ontario in respect of non-Canadian securities; and

  •
  only acting as an international adviser for clients in Ontario such that not more than 25% of the aggregate consolidated gross revenues in any financial year arise from this activity.

        An international adviser must, upon the request of the OSC produce all books, papers, documents, records and correspondence relating to its activities in Ontario, and inform the OSC if it becomes the subject of an investigation or disciplinary action by any financial services or securities regulatory authority or self-regulatory authority.

        Pzena Investment Management, LLC is registered with the British Columbia Securities Commission, or the BCSC, as a foreign adviser under the categories of portfolio manager and investment counsel. The BCSC has extensive powers to regulate capital markets activities in the Canadian province of British Columbia pursuant to which it restricts the activities of a registered foreign adviser. These restricted activities include the following:

  •
  providing advice solely to "accredited investors," as defined in National Instrument 45-106 Prospectus and Registration Exemptions.

        As a foreign adviser, Pzena Investment Management, LLC must provide the Executive Director of the BCSC with copies of any sales or financial compliance audits that it receives from the SEC within 30 days of receipt of such audit and must provide the Executive Director with copies of any Regulatory Action Disclosure Reporting Pages that it files with the SEC. Pzena Investment Management, LLC must also immediately inform the Executive Director if it becomes the subject of an investigation or disciplinary action by any financial services or securities regulatory authority or self-regulatory authority, or if it ceases to meet the minimum working capital requirement and bonding requirement.

Compliance

        Our firm maintains a Legal and Compliance Department with five full-time lawyers, including our General Counsel and our Chief Compliance Officer. Other members of the firm also devote significant time to compliance matters. For example, our four managing principals and our Chief Administrative Officer each perform compliance-related tasks and each is supported by employees who report directly to them and provide compliance-related information to our Chief Compliance Officer.

ITEM 1A.    RISK FACTORS

        We face a variety of significant and diverse risks, many of which are inherent in our business. Described below are certain risks that we currently believe could materially affect us. Other risks and uncertainties that we do not presently consider to be material, or of which we are not presently aware, may become important factors that affect us in the future. The occurrence of any of the risks discussed below could materially and adversely affect our business, prospects, financial condition, results of operations or cash flow.

Risks Related to Our Business

We depend on Richard S. Pzena, John P. Goetz, A. Rama Krishna and William L. Lipsey and the loss of the services of any of them could have a material adverse effect on us.

        The success of our business depends on the participation of Richard S. Pzena, John P. Goetz, A. Rama Krishna and William L. Lipsey, whom we collectively refer to as our managing principals. Their professional reputations, expertise in investing and relationships with our clients and within the investing community in the U.S. and abroad, are critical elements to executing our business strategy and attracting and retaining clients. Accordingly, the retention of our managing principals is crucial to our future success. There is no guarantee that they will not resign, join our competitors or form a competing company. The terms of the amended and restated operating agreement of Pzena Investment Management, LLC restrict each of Messrs. Pzena, Goetz and Lipsey from competing with us or soliciting our clients or other employees during the term of their employment with us and for three years thereafter. Under the terms of his employment agreement, Mr. Krishna has agreed not to compete with us for a period of 18 months following (i) his notice of resignation, which must be given six months prior to the termination of his employment with us pursuant to his agreement, or (ii) the date of any other termination of his employment with us. The penalty for their breach of these restrictive covenants will be the forfeiture of a number of Class B units held by the managing principal that is equal to 50% of the number of membership units collectively held by the managing principal and his permitted transferees as of the earlier of the date of his breach or the termination of his employment, unless our board of directors, in its sole discretion, determines otherwise. Although we may also seek specific performance of these restrictive covenants, there can be no assurance that we would be successful in obtaining this relief. Further, after this post-employment restrictive period, we will not be able to prohibit them from competing with us or soliciting our clients or employees. If any of our managing principals were to join a competitor or form a competing company, some of our current clients or other prominent members of the investing community could choose to invest with that competitor rather than us. Furthermore, we do not intend to carry any "key man" insurance that would provide us with proceeds in the event of the death or disability of any of our managing principals. The loss of the services of any of our managing principals could have a material adverse effect on our business and could impact our future performance.

If our investment strategies perform poorly, we could lose clients or suffer a decline in assets under management which would impair our earnings.

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

        We currently act as a sub-investment adviser to the John Hancock Classic Value Fund, the John Hancock Classic Value Fund II, the John Hancock International Classic Value Fund and the John Hancock Classic Value Mega Cap Fund, each of which are SEC-registered mutual funds advised by John Hancock Advisers. Our sub-investment advisory relationships with these four mutual funds represented, in the aggregate, 26.3% of our AUM at December 31, 2007. For the years ended December 31, 2007, 2006 and 2005, 20%, 20% and 14%, respectively, of our total revenue was generated from these relationships. Our sub-investment advisory agreement with the John Hancock Classic Value Fund represented all, or substantially all, of this revenue during these periods. There can be no assurance that our agreements with respect to any of these four mutual funds will remain in place. In addition, these agreements would terminate automatically in the event that the investment management agreement between John Hancock Advisers and each individual fund is assigned or terminated. Such a termination of our sub-investment advisory agreements would significantly reduce our revenues and we may not be able to establish relationships with other mutual funds' investment advisers and/or significant institutional separate accounts in order to replace the lost revenues.

Because our clients can reduce the amount of assets we manage for them, or terminate our agreements with them, on short notice, we may experience unexpected declines in revenue and profitability.

        Our investment advisory and sub-investment advisory agreements are generally terminable upon short notice. Our sub-investment advisory agreements with twelve SEC-registered mutual funds, such as the four mutual funds advised by John Hancock Advisers, each have an initial two-year term and are subject to annual renewal by the fund's board of directors pursuant to the Investment Company Act. Seven of these twelve sub-investment advisory agreements are beyond their initial two-year term, including the agreement for the John Hancock Classic Value Fund. Institutional and individual clients, and the funds with which we have sub-investment advisory agreements, can terminate their relationships with us, or reduce the aggregate amount of AUM, for a number of reasons, including investment performance, changes in prevailing interest rates, and financial market performance, or to shift their funds to competitors who may charge lower advisory fee rates, or for no stated reason. Poor performance relative to that of other investment management firms tends to result in decreased investments in our investment strategies, increased withdrawals from our investment strategies and the loss of institutional or individual accounts or sub-investment advisory relationships. In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services. If our investment advisory agreements are terminated, or our clients reduce the amount of AUM, either of which may occur on short notice, we may experience declines in revenue and profitability. We experienced declines in AUM during the third and fourth quarters of 2007, as compared to the immediately preceding quarter, and declines in revenue and net income during the fourth quarter of 2007, as compared to the preceding quarter, and there can be no assurance that there will not be continued declines in our AUM, revenue and net income in the future.

Difficult market conditions can adversely affect our business by reducing the market value of the assets we manage or causing our clients to withdraw funds.

        Our business would be expected to generate lower revenue in a declining stock market or general economic downturn. Under our advisory fee arrangements, the fees we receive typically are based on the market value of our AUM. Accordingly, a decline in the prices of securities held in our clients' portfolios would be expected to cause our revenue and net income to decline by:

  •
  causing the value of our AUM to decline, which would result in lower advisory fees; or

  •
  causing some of our clients to withdraw funds from our investment strategies in favor of investments they perceive as offering greater opportunity or lower risk, which also would result in lower advisory fees.

        We experienced declines in AUM during the third and fourth quarters of 2007, as compared to the immediately preceding quarter, and declines in revenue and net income during the fourth quarter of 2007, as compared to the preceding quarter. If there is a continued decline in our AUM and revenue without a commensurate reduction in our expenses, our net income will be further reduced. Accordingly, difficult market conditions could materially adversely affect our results of operations.

We may be required to make term loan amortization payments under our credit agreement, as amended, which could adversely affect our financial condition and results of operations.

        On July 23, 2007, we entered into a credit agreement, as amended, which requires us to amortize our term loan beginning in any period when assets under management are less than $20 billion and ending when assets under management are greater than $21.5 billion. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

Future growth of our business may be difficult to achieve, and may place significant demands on our resources and employees, and may increase our expenses.

        Future growth of our business may be difficult to achieve, and may place significant demands on our infrastructure, our investment team and other employees, and may increase our expenses. In addition, we are required to continuously develop our infrastructure in response to the increasing sophistication of the investment management market, as well as due to legal and regulatory developments.

        The future growth of our business will depend, among other things, on our ability to maintain an infrastructure and staffing levels sufficient to address its growth and may require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls, implementing new or updated information and financial systems and procedures and training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis. In addition, our efforts to retain or attract qualified investment professionals may result in significant additional expenses. There can be no assurance that we will be able to manage the growth of our business effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

The investment management business is intensely competitive.

        Competition in the investment management business is based on a variety of factors, including:

  •
  investment performance;

  •
  investor perception of an investment manager's drive, focus and alignment of interest with them;

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

        New accounts sourced through consultant-led searches have been a large driver of the growth of our AUM in the past and are expected to be a major component of our future growth. In addition, we have established relationships with certain mutual fund providers, most significantly John Hancock Advisers, who have offered us opportunities to access new market segments through sub-investment advisory roles. We have also accessed the high-net-worth segment of the investing community through relationships with well respected wealth advisers who utilize our investment strategies in investment programs they construct for their clients. If we fail to successfully maintain these third-party distribution and sub-investment advisory relationships, our business could be materially adversely affected. In addition, many of these parties review and evaluate our products and our organization. Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or may impact our ability to attract new assets through such intermediaries.

A change of control of us could result in termination of our sub-investment advisory and investment advisory agreements.

        Pursuant to the Investment Company Act, each of the sub-investment advisory agreements for the SEC-registered mutual funds that we sub-advise automatically terminates upon its deemed "assignment" and a fund's board and shareholders must approve a new agreement in order for us to continue to act as its sub-investment adviser. In addition, pursuant to the Investment Advisers Act, each of our investment advisory agreements for the separate accounts we manage may not be "assigned" without the consent of the client. A sale of a controlling block of our voting securities and certain other transactions would be deemed an "assignment" pursuant to both the Investment Company Act and the Investment Advisers Act. Such an assignment may be deemed to occur in the event that the holders of the Class B units of Pzena Investment Management, LLC exchange enough of their Class B units for shares of our Class A common stock such that they no longer own a controlling interest in us. If such a deemed assignment occurs, there can be no assurance that we will be able to obtain the necessary consents from clients whose funds are managed pursuant to separate accounts or the necessary approvals from the boards and shareholders of the SEC-registered funds that we sub-advise. An assignment, actual or constructive, would trigger these termination and consent provisions and, unless the necessary approvals and consents are obtained, could adversely affect our ability to continue managing client accounts, resulting in the loss of AUM and a corresponding loss of revenue.

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

        We are subject to extensive regulation of our investment management business and operations. As a registered investment adviser, the SEC oversees our activities pursuant to its regulatory authority under the Investment Advisers Act. In addition, we must comply with certain requirements under the Investment Company Act with respect to the SEC-registered funds for which we act as sub-investment adviser. We are also subject to regulation by the Department of Labor under ERISA. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by the Investment Advisers Act on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation, result in withdrawal by our clients from our investment strategies and impede our ability to retain clients and develop new client relationships, which may reduce our revenues.

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

        We depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. We make investment decisions on behalf of our clients which could result in substantial losses to them. In order for our classic value investment strategies to yield attractive returns, we expect to have to hold securities for multi-year periods and, therefore, our investment strategies may not perform well in the short term. If our clients suffer significant losses, or are otherwise dissatisfied with our services, we could be subject to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us. For information on our current legal proceedings, see "Item 3—Legal Proceedings."

In May 2007, our management and our independent auditors identified material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in a material misstatement of our financial statements and our management's inability to report that our internal controls are effective for 2008 and thereafter, as required by the Sarbanes-Oxley Act of 2002, either of which could cause investors to lose confidence in our reported financial information or our Class A common stock to lose value.

        This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly-public companies.

        The material weaknesses in our internal control over financial reporting that are discussed below were identified in connection with the audit of our 2006 consolidated financial statements, and not in connection with an audit of our internal controls over financial reporting. As discussed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, in May 2007, in connection with their audits of our consolidated financial statements as of and for the year ended December 31, 2006 for the purpose of including such consolidated financial statements in our Registration Statement on Form S-1 (No. 333-1436660), and related prospectus, for our initial public offering, our independent auditors informed us that they identified material weaknesses in our internal control over financial reporting for complex and non-routine transactions, as well as inadequate internal review. The material weaknesses related to errors in our accounting for stock-based compensation, liabilities associated with our existing membership units, and the consolidation of investment partnerships in our consolidated financial statements. The errors occurred as a result of not having sufficient access to accounting resources with technical accounting expertise to analyze complex and non-routine transactions, as well as inadequate internal review. We corrected these errors and believe that the audited consolidated financial statements included in this Annual Report reflect the proper treatment for the complex and non-routine transactions identified by our independent auditors.

        In order to improve the effectiveness of our internal control over financial reporting in general, and to remediate the material weaknesses identified by our management and our independent auditors, we have undertaken measures described in "Item 9A(T)—Controls and Procedures."

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

        As a public company, we are required to implement specific corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the NYSE. Compliance with these requirements will increase our legal and accounting compliance costs and place significant additional demands on our accounting and finance staff and on our accounting, financial and information systems. As described in "Item 9A(T)—Controls and Procedures," we have hired, and will need to hire, additional accounting and finance staff with appropriate public company financial reporting experience and technical accounting knowledge, which will increase our compensation expense.

        As described above, our management will be required to conduct an annual assessment of the effectiveness of our internal controls over financial reporting and include a report on our internal controls in our annual reports on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we will be required to have our independent registered public accounting firm attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting. Under current rules, we will be subject to these requirements beginning with our annual report on Form 10-K for our fiscal year ending December 31, 2008. We will continue to incur incremental costs in order to improve our internal control over financial reporting and comply with Section 404 of the Sarbanes-Oxley Act of 2002, including increased auditing and legal fees, and costs associated with hiring additional accounting, internal audit, information technology, compliance and administrative staff.

The historical consolidated financial information included in this report is not necessarily indicative of our future financial results.

        The historical consolidated financial information included in this report may not be indicative of our future financial results. Although our AUM increased almost eightfold in the five years ended December 31, 2007, our AUM declined by 22.9% during the six months ended December 31, 2007. Although we have recently re-opened the Large Cap Value, Value Service, Small Cap Value, Mid Cap Value and All Cap Value strategies, we may close these strategies again at any time. We do not expect our AUM or revenue to grow at the same rate as they have grown in the past five years. In addition, the historical consolidated financial information included in this Annual Report prior to the consummation of the reorganization of Pzena Investment Management, LLC and the concurrent initial public offering of our Class A common stock on October 30, 2007 does not reflect all the added costs that we expect to incur as a public company. For example, because we operated through a limited liability company prior to October 30, 2007 and paid little or no taxes on our profits, our historical consolidated financial information prior to October 30, 2007 does not reflect the tax impact of our adoption of a corporate holding company structure.

        See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements included elsewhere in this report.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

        On July 23, 2007, our operating company borrowed $60.0 million pursuant to a three-year term loan facility, the proceeds of which were used to finance a special one-time distribution to the members of our operating company as of that date. Concurrently, our operating company also obtained a $20.0 million revolving credit facility to finance our short-term working capital needs. On February 11, 2008, our operating company entered into Amendment No.1 to these facilities which, among other modifications, reduced the amount of our revolving credit facility to $5.0 million and provided for periodic repayment of outstanding principal on the three-year term loan facility upon certain events. As these facilities mature, we will be required to either refinance any amounts then outstanding by entering into new facilities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. Our operating company could also repay them by using cash on hand or cash from the sale of our assets. No assurance can be given that we or our operating company will be able to enter into new facilities, or issue equity in the future, on attractive terms, or at all.

Risks Related to Our Investment Strategies

        Our results of operations depend on the performance of our investment strategies. Poor performance of our investment strategies will reduce or minimize the value of our assets under management, on which our advisory fees are based. Since advisory fees comprise all of our operating revenues, poor performance of our investment strategies will have a material adverse impact on our results of operations. In addition, poor performance will make it difficult for us to retain or attract clients and to grow our business. The performance of our strategies is subject to some or all of the following risks.

Our classic value investments in concentrated portfolios subject the performance of our investment strategies to the risk that the companies in which we invest may not achieve the level of earnings recovery that we initially expect, or at all.

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

        Even when securities prices are rising generally, portfolio performance can be affected by our investment approach. We employ a classic value investment approach in all of our investment strategies. This investment approach has outperformed the market in some economic and market environments and underperformed it in others. In particular, a prolonged period in which the growth style of investing outperforms the value style may cause our investment strategy to go out of favor with some clients, consultants or third-party intermediaries. Poor performance relative to peers, coupled with changes in personnel, extensive periods in particular market environments, or other difficulties may result in significant withdrawals of client assets, client departures or a reduction in our AUM.

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

        Our Global Value and International Value investment strategies, which together represented $3.1 billion of our AUM as of December 31, 2007, and are expected to comprise a larger portion of our AUM in the future, are primarily invested in securities of companies located outside the United States. Fluctuations in foreign currency exchange rates could negatively impact the portfolios of our clients who are invested in these strategies. In addition, foreign currency fluctuations may affect the levels of our AUM from one reporting period to another. An increase in the value of the U.S. dollar relative to non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S.-dollar denominated revenue. We do not currently engage in any hedging activities for these portfolios and continue to market these products as unhedged.

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

        We have presented the historical returns of our investment strategies under "Item 1—Business—Our Investment Performance." The historical returns of our strategies should not be considered indicative of the future results that should be expected from these strategies or from any other strategies that we may be incubating or developing. Our products' returns have benefited from investment opportunities and general economic and market conditions that may not repeat themselves, and there can be no assurance that our current or future strategies will be able to avail themselves of profitable investment opportunities.

Risks Related to Our Structure

Our only material asset after completion of the reorganization and our initial public offering on October 30, 2007 is our interest in Pzena Investment Management, LLC, and we are accordingly dependent upon distributions from Pzena Investment Management, LLC to pay taxes and other expenses.

        We are a holding company and have no material assets other than our ownership of membership units of Pzena Investment Management, LLC. We have no independent means of generating revenue. Pzena Investment Management, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated to its members, including us, pro rata according to the number of membership units each owns. Accordingly, we incur income taxes on our proportionate share of any net taxable income of Pzena Investment Management, LLC and also incur expenses related to our operations. We intend to cause Pzena Investment Management, LLC to distribute cash to its members in an amount at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of Pzena Investment Management, LLC. To the extent that we need funds to pay our tax or other liabilities or to fund our operations, and Pzena Investment Management, LLC is restricted from making distributions to us under applicable laws or regulations or does not have sufficient earnings to make these distributions, we may have to borrow funds to meet these obligations and run our business and, thus, our liquidity and financial condition could be materially adversely affected. There can be no assurance that funds will be available to borrow under such circumstances on terms acceptable to us, or at all.

We are required to pay holders of Class B units of Pzena Investment Management, LLC most of the tax benefit of any depreciation or amortization deductions we may claim as a result of the tax basis step up we receive in connection with the reorganization and future exchanges of Class B units.

        We used the net proceeds of our initial public offering on October 30, 2007 to purchase membership units of Pzena Investment Management, LLC from three of its members. This purchase, and any subsequent exchanges of Class B units for shares of our Class A common stock, has and are expected to result in increases in our share of the tax basis in the tangible and intangible assets of Pzena Investment Management, LLC that otherwise would not have been available. These increases in tax basis have and are expected to reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service, or IRS, might challenge all or part of this tax basis increase, and a court might sustain such a challenge.

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

        We believe our company is not an investment company under Section 3(b)(1) of the Investment Company Act because we are primarily engaged in a non-investment company business. We conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated.

Risks Related to Our Class A Common Stock

The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

        The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to resell your shares of Class A common stock at or above your purchase price, if at all. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock, or result in fluctuations in the price or trading volume of our Class A common stock, include:

  •
  decreases in our assets under management;

  •
  variations in our quarterly operating results;

  •
  failure to meet our earnings estimates;

  •
  publication of research reports about us or the investment management industry;

  •
  additions or departures of our managing principals and other key personnel;

  •
  adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

  •
  actions by stockholders;

  •
  changes in market valuations of similar companies;

  •
  changes or proposed changes in laws or regulations, or differing interpretations thereof, affecting our business, or enforcement of these laws and regulations, or announcements relating to these matters;

  •
  adverse publicity about the asset management industry, generally, or individual scandals, specifically; and

  •
  general market and economic conditions.

The market price of our Class A common stock could decline due to the large number of shares of our Class A common stock eligible for future sale upon the exchange of Class B units.

        The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock eligible for future sale upon the exchange of Class B units, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.

Control by our Class B stockholders, which includes our managing principals, 19 of our other employees and two outside investors, of 97.9% of the combined voting power of our common stock may give rise to conflicts of interest.

        Our Class B stockholders collectively hold approximately 97.9% of the combined voting power of our common stock. Among these stockholders are each of our managing principals, 19 of our other employees and two outside investors. Holders of shares of our Class B common stock have entered into a Class B stockholders' agreement with respect to all shares of Class B common stock then held by them and any additional shares of Class B common stock they may acquire in the future. Pursuant to this agreement, they will vote these shares of Class B common stock together on all matters submitted to a vote of our common stockholders. To the extent that we cause Pzena Investment Management, LLC to issue additional Class B units, which may be granted, subject to vesting, to our employees pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan, these employees will be entitled to receive an equivalent number of shares of our Class B common stock, subject to the condition that they agree to enter into this Class B stockholders' agreement. Each share of our Class B common stock entitles its holder to five votes per share for so long as the Class B stockholders collectively hold 20% of the total number of shares of our common stock outstanding. When a Class B unit is exchanged for a share of our Class A common stock, an unvested Class B unit is forfeited due to the employee holder's failure to satisfy the conditions of the award agreement pursuant to which it was granted, or any Class B unit is forfeited as result of a breach of any restrictive covenants contained in our operating company's amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed by us. For so long as our Class B stockholders hold at least 20% of the total number of shares of our common stock outstanding, they will be able to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of securities, and the declaration and payment of dividends. In addition, they will be able to determine the outcome of all matters requiring approval of stockholders, and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. Our Class B stockholders have the ability to prevent the consummation of mergers, takeovers or other transactions that may be in the best interests of our Class A stockholders. In particular, this concentration of voting power could deprive Class A stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our company, and could ultimately affect the market price of our Class A common stock.

Anti-takeover provisions in our amended and restated certificate of incorporation and bylaws could discourage a change of control that our stockholders may favor, which could also adversely affect the market price of our Class A common stock.

        Provisions in our amended and restated certificate of incorporation and bylaws may make it more difficult and expensive for a third party to acquire control of us, even if a change of control would be beneficial to our stockholders. For example, our amended and restated certificate of incorporation authorizes our board of directors to issue up to 200,000,000 shares of our preferred stock and to designate the rights, preferences, privileges and restrictions of unissued series of our preferred stock, each without any vote or action by our stockholders. We could issue a series of preferred stock to impede the consummation of a merger, tender offer or other takeover attempt. The anti-takeover provisions in our amended and restated certificate of incorporation and bylaws may impede takeover attempts, or other transactions, that may be in the best interests of our stockholders and, in particular, our Class A stockholders. In addition, the market price of our Class A common stock could be adversely affected to the extent that provisions of our amended and restated certificate of incorporation and bylaws discourage potential takeover attempts, or other transactions, that our stockholders may favor.

We intend to pay regular dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.

        We intend to pay cash dividends on a quarterly basis. Our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we depend upon the ability of Pzena Investment Management, LLC to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses and pay dividends to our stockholders. We expect to cause Pzena Investment Management, LLC to make distributions to its members, including us. However, the ability of Pzena Investment Management, LLC to make such distributions is subject to its operating results, loan agreements to which it is or may be a party, cash requirements and financial condition and applicable Delaware laws (which may limit the amount of funds available for distribution to its members). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock, see "Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Our Dividend Policy."

The disparity in the voting rights among the classes of our common stock may have a potential adverse effect on the price of our Class A common stock.

        Shares of our Class A and Class B common stock entitle the respective holders to identical rights, except that each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock entitles its holder to five votes for so long as the number of shares of Class B common stock represents 20% of the total number of shares of our common stock outstanding. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our company views, the superior voting rights of the Class B common stock to have value.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        We did not receive, during the period ending 180 days prior to December 31, 2007, any written comments from the staff of the SEC regarding our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.    PROPERTIES

        Our corporate headquarters and principal offices are located at 120 West 45th Street, New York, New York 10036, where we occupy approximately 32,000 square feet of space under a non-cancellable operating lease, the term of which expires in October 2015. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

ITEM 3.    LEGAL PROCEEDINGS

        On November 21, 2007 and January 16, 2008, respectively, substantively identical putative class action lawsuits were commenced in the United States District Court for the Southern District of New York against us and Richard S. Pzena, our chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended. The complaints allege that the registration statement and prospectus relating to the initial public offering of our Class A common stock contained materially misleading statements and otherwise failed to disclose a pattern of net redemptions in the John Hancock Classic Value Fund for which we act as sub-investment advisor (which is a portion of our Large Cap Value investment strategy). The plaintiffs seek to represent a class of all persons who purchased or otherwise acquired Class A common stock in our initial public offering and seek damages in an unspecified amount. The Court has consolidated the lawsuits and appointed co-lead plaintiffs. We believe that the allegations and claims against us and our chief executive officer are without merit and we intend to contest these claims vigorously.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year ended December 31, 2007, no matters were submitted to a vote of security holders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A common stock is listed for trading on the New York Stock Exchange, or NYSE, under the symbol "PZN". As of March 26, 2008, there were 9 record holders of our Class A common stock and 45 record holders of our Class B common shares. These numbers do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.

        The following table sets forth the quarterly high and low sales prices of our Class A common stock on the NYSE for the periods indicated and dividends declared during such periods.

        Our shares of Class A common stock began trading on the NYSE on October 25, 2007.

	High	Low	Dividends Declared Per Share
Year Ended December 31, 2007:
Fourth Quarter (beginning on October 25, 2007)	$20.09	$10.55	$0.11
Period Ended March 26, 2008:
January 1, 2008 through March 26, 2008	$13.75	$8.55	$0.11

        We declared an initial quarterly dividend of $0.11 per share of our Class A common stock on November 9, 2007, with a record date of December 28, 2007 and a payment date of January 11, 2008. On March 4, 2008 we declared a quarterly dividend of $0.11 per share of our Class A common stock with a record date of March 27, 2008 and a payment date of April 11, 2008.

Our Dividend Policy

        Subject to legally available funds, we currently intend to pay a quarterly cash dividend equal to $0.11 per share of our Class A common stock. We intend to fund our dividends with available cash generated from our operations. The Class B common stock will not be entitled to any dividends.

        The declaration and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors will take into account:

  •
  the financial results of Pzena Investment Management, LLC;

  •
  our available cash, as well as anticipated cash needs;

  •
  the capital requirements of our company and our direct and indirect subsidiaries (including Pzena Investment Management, LLC);

  •
  contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our stockholders or by our direct and indirect subsidiaries (including Pzena Investment Management, LLC) to us;

  •
  principal repayment of obligations under credit agreements;

  •
  general economic and business conditions; and

  •
  such other factors as our board of directors may deem relevant.

        We are a holding company and have no material assets other than our ownership of membership units of Pzena Investment Management, LLC. We depend upon distributions from Pzena Investment Management, LLC to pay any dividends declared by us. We cause Pzena Investment Management, LLC to make distributions to us in an amount sufficient to cover dividends, if any, declared by us. Whenever Pzena Investment Management, LLC makes such distributions, holders of Class B units will be entitled to receive equivalent distributions on a pro rata basis.

        Except as described below, neither we nor our operating company have any debt obligations which limit our or its ability to pay dividends to us, in the case of our operating company, or our stockholders, in the case of us. Pursuant to a credit agreement, as amended, which our operating company entered into on July 23, 2007, our operating company will not be restricted from declaring dividends to us unless an event of default exists thereunder, and it will be permitted to pay dividends which it declares prior to the existence of an event of default, as long as our operating company is not in violation of its financial covenants and no payment or bankruptcy event of default has occurred. In addition, pursuant to the amended and restated operating agreement, our operating company may not make any distributions to its members, including us, if doing so would violate any agreement to which it is then a party or any law then applicable to it, have the effect of rendering it insolvent, or result in it having net capital lower than that required by applicable law.

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

Recent Sales of Unregistered Securities

        In 2007, we issued an aggregate of 57,937,910 Class B units and an aggregate of 57,937,910 shares of Class B common stock to our executive officers, employee members and two outside investors in connection with the consummation of our reorganization and initial public offering. We also issued 6 shares of our Class A common stock to an executive officer in connection with our initial capitalization. The issuances did not involve any public offering, general advertising or general solicitation. Each person to whom securities were issued, by virtue of his or her relationship with us, had knowledge of and access to sufficient information about us to make an informed investment decision. The certificates representing the securities bear a restrictive legend. On the basis of these facts, the securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock from October 25, 2007 (the date our Class A common stock first began trading on the NYSE) through December 31, 2007, with the cumulative total return of the S&P 500® and the SNL Asset Manager Index*. The graph assumes the investment of $100 in our common stock and in each of the two indices on October 25, 2007 and the reinvestment of all dividends, if any. The initial public offering price of our common stock was $18.00 per share.

	Period Ended
Index	10/25/07	12/31/07
Pzena Investment Management, Inc.	100.00	63.92
SNL Asset Manager Index*	100.00	96.32
S&P 500® Index	100.00	97.28

    *
    The SNL Asset Manager Index currently comprises the following companies: Affiliated Managers Group, Inc.; Alliance Bernstein Holding L.P.; BKF Capital Group, Inc.; Blackrock, Inc.; Blackstone Group; Brookfield Asset Management, Inc.; Calamos Asset Management, Inc.; Cohen & Steers, Inc.; Diamond Hill Investment Group, Inc.; Eaton Vance Corp.; Epoch Holding Corp.; Federated Investors, Inc.; Fortress Investment Group, LLC; Franklin Resources, Inc.; GAMCO Investors, Inc.; GLG Partners Inc.; Hennessy Advisors, Inc.; Integrity Mutual Funds, Inc.; INVESCO Ltd.; Janus Capital Group, Inc.; Legg Mason, Inc.; Och-Ziff Capital Management Group, LLC; Pzena Investment Management, Inc.; SEI Investments Co.; T. Rowe Price Group, Inc.; Tailwind Financial Inc.; U.S. Global Investors, Inc.; Value Line, Inc.; W.P. Stewart & Co., Ltd.; Waddell & Reed Financial, Inc.; and Westwood Holdings Group, Inc.

        In accordance with the rules of the SEC, this section entitled "Performance Graph" shall not be incorporated by reference into any future filings by us under the Securities Act or Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Recent Purchases of Equity Securities

        During the fourth quarter of the fiscal year ended December 31, 2007, we did not repurchase any of our equity securities.

Equity Compensation Plan Information

        For certain information concerning securities authorized for issuance under our equity compensation plans, see Item 12—"Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information."

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth selected historical consolidated financial data of Pzena Investment Management, Inc. Reported results for the periods prior to October 30, 2007 reflect solely the operations of Pzena Investment Management, LLC. The selected consolidated statements of operations data for the year ended December 31, 2007, and the consolidated statement of financial condition data as of December 31, 2007, have been derived from Pzena Investment Management, Inc.'s audited consolidated financial statements included elsewhere in this Annual Report.

        The selected consolidated statements of operations data for the years ended December 31, 2006 and 2005, and the consolidated statement of financial condition data as of December 31, 2006, have been derived from Pzena Investment Management, LLC's audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended December 31, 2004 and 2003, and the consolidated statements of financial condition data as of December 31, 2005, 2004 and 2003, have been derived from Pzena Investment Management, LLC's audited consolidated financial statements not included in this Annual Report.

        You should read the following selected historical consolidated financial data together with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and the related notes included elsewhere in this Annual Report.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share amounts)
Statements of Operations Data:
REVENUE
Management Fees	$146,776	$113,984	$75,003	$46,954	$25,132
Incentive Fees	373	1,103	3,593	4,942	8,452

Total Revenue	147,149	115,087	78,596	51,896	33,584
EXPENSES
Cash Compensation and Benefits	33,924	34,830	23,832	18,837	14,118
Distributions on Compensatory Units	12,087	17,857	10,147	6,865	1,655
Change in Redemption Value of Compensatory Units	15,969	20,411	7,306	3,225	167
Change from Formula to Fair Value Plan for Compensatory Units	—	232,534	—	—	—
Acceleration of Vesting of Compensatory Units	64,968	—	—	—	—
Other Non-Cash Compensation	2,753	—	—	—	—

Total Compensation and Benefits Expense	129,701	305,632	41,285	28,927	15,940
General and Administrative Expenses	13,038	8,380	5,734	4,919	3,231

TOTAL OPERATING EXPENSES	142,739	314,012	47,019	33,846	19,171

Operating Income/(Loss)	4,410	(198,925)	31,577	18,050	14,413
Other Income/(Expense)	(2,136)	6,114	2,661	3,170	2,639

INCOME (LOSS) BEFORE INCOME TAXES AND NON-CONTROLLING INTERESTS	2,274	(192,811)	34,238	21,220	17,052
Provision for Income Taxes	5,610	3,941	2,704	1,765	1,371
Non-Controlling Interests	(20,644)	1,997	67	3	—

Income (Loss) Before Interest on Mandatorily Redeemable Units	17,308	(198,749)	31,467	19,452	15,681
Less: Interest on Mandatorily Redeemable Units	16,575	516,708	60,136	19,452	15,681

NET INCOME (LOSS)	$733	$(715,457)	$(28,669)	$—	$—

Per Share Data:
Net Income for Basic Earnings per Share(1)	$733
Basic Earnings per Share(1)	$0.12
Basic Weighted Average Shares Outstanding(1)	6,111,118
Net Income for Diluted Earnings per Share(1)	$7,765
Diluted Earnings per Share(1)	$0.12
Diluted Weighted Average Shares Outstanding(1)	64,056,778
Cash Dividends Declared Per Share	$0.11

(1)
Represents the Company's weighted average shares and its earnings generated through its economic interest in the operating company subsequent to October 30, 2007.

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Statements of Financial Condition Data:
Cash and Cash Equivalents	$26,547	$30,920	$4,969	$4,932	$7,108
TOTAL ASSETS	154,064	89,746	48,968	33,652	24,470
Long Term Debt	60,000	—	—	—	—
Capital Units Subject to Mandatory Redemption	—	533,553	49,729	22,875	18,809
TOTAL LIABILITIES	139,630	806,313	66,672	33,649	24,470
Non-Controlling Interests	16,355	13,399	1,965	3	—
EQUITY (EXCESS OF LIABILITIES OVER ASSETS)	$(1,921)	$(729,966)	$(19,669)	$—	$—

        Prior to the consummation of our initial public offering on October 30, 2007, Pzena Investment Management, LLC operated as a partnership and was not subject to U.S. federal and certain state income taxes. After that date, we became subject to U.S. federal and certain state and local income taxes applicable to C-corporations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are an investment management firm that utilizes a classic value investment approach in each of our investment strategies. We currently manage assets in ten value-oriented investment strategies across a wide range of market capitalizations in both U.S. and international capital markets. At December 31, 2007, our assets under management, or AUM, were $23.6 billion. We manage separate accounts on behalf of approximately 370 institutions and high net worth individuals and act as sub-investment adviser for twelve SEC-registered mutual funds and ten offshore funds.

        We function as the holding company through which the business of our operating company, Pzena Investment Management, LLC, is conducted. Following our initial public offering and reorganization on October 30, 2007, we became the sole managing member of Pzena Investment Management, LLC. As such, we now control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees' and other investors' collective 90.5% membership interest in our operating company, we reflect their interests as a non-controlling interest in our consolidated financial statements. As a result, subsequent to October 30, 2007, our income is generated by our 9.5% economic interest in our operating company's net income, and similarly, outstanding shares of our Class A common stock represent 9.5% of the outstanding membership units of our operating company. Results for the periods prior to October 30, 2007 reflect solely the operations of Pzena Investment Management, LLC.

Revenue

        We generate revenue from management fees and incentive fees, which we collectively refer to as our advisory fees, by managing assets on behalf of separate accounts and acting as a sub-investment adviser for mutual funds and certain other investment funds. Our advisory fee income is recognized over the period in which investment management services are provided. Pursuant to the preferred accounting method under Emerging Issues Task Force Issue D-96, Accounting for Management Fees Based on a Formula ("EITF D-96"), income from incentive fees is recorded at the conclusion of the contractual performance period when all contingencies are resolved.

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

        For our separately-managed accounts, we are paid fees according to a schedule, which varies by investment strategy. The substantial majority of these accounts pay us management fees pursuant to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases, subject to a minimum fee to manage each account. Certain of these clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a slightly lower base fee, but allows us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark.

        Pursuant to our sub-investment advisory agreements, we are generally paid a management fee according to a schedule, in which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed rate management fees. Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of assets under management, are lower than the advisory fees we earn on our separately-managed accounts.

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

Compensation and Benefits Expense

        Our largest expense is compensation and benefits, which includes the salaries, bonuses, equity-based compensation and related benefits and payroll costs attributable to our members and employees. All compensation and benefits packages, including those of our executive officers, are benchmarked against relevant industry and geographic peer groups in order to attract and retain qualified personnel. We have experienced, and expect to continue to experience, a general rise in cash compensation and benefits expense commensurate with growth in headcount and with the need to maintain competitive compensation levels. The table included in the section below describes the components of our compensation expense for the three years ended December 31, 2007:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash Compensation and Other Benefits	$33,924	$34,830	$23,832
Distributions on Compensatory Units	12,087	17,857	10,147
Change in Redemption Value of Compensatory Units	15,969	20,411	7,306
Change from Formula to Fair Value Plan for Compensatory Units	—	232,534	—
Acceleration of Vesting of Compensatory Units	64,968	—	—
Other Non-Cash Compensation	2,753	—	—

Total Compensation and Benefits Expense	$129,701	$305,632	$41,285

        Historically, we granted profits-only interests in our operating company to selected employees. These profits-only interests entitled the holder to a share of the future distributions of our operating company. Pursuant to the terms of the operating agreement of our operating company prior to December 31, 2006, the holders of these profits-only interests had the right to require us to redeem their profits-only interests upon their termination of employment, or death, at a formula value equal to their pro rata share of our net investment advisory fee revenues for the four completed fiscal quarters preceding their termination, or death, as applicable. We have accounted for the distributions on profits-only interests, as well as the annual increase in their redemption value, in our operating company's financial statements as compensation expense. On December 31, 2006, all then outstanding profits-only interests in our operating company were exchanged for capital units, as described in Note 2 to our consolidated financial statements beginning on page F-1 of this Annual Report, and our operating company's operating agreement was amended to, among other things, change the formula pursuant to which it would be required to redeem the previously granted profits-only interests, subsequently exchanged for capital units, to one based on the fair market value of our firm. The change in the redemption value required us to a take a one-time compensation charge of $232.5 million in the fourth quarter of 2006, which was recorded as compensation expense, with respect to the capital units deemed compensatory. Our operating company's operating agreement was further amended as of March 31, 2007 to eliminate its obligation to redeem units under any circumstance. As all of its membership units thereafter had only equity characteristics, neither distributions nor subsequent incremental changes to their value were charged against income from the date of the amendment. As of March 31, 2007, we accelerated the vesting of all compensatory units, as described in Note 2 to our consolidated financial statements beginning on page F-1 of this Annual Report, then subject to vesting. The one-time charge associated with this acceleration, approximately $65.0 million, was recorded on March 31, 2007.

        On January 1, 2007, we adopted the PIM LLC 2006 Equity Incentive Plan, pursuant to which we have issued restricted capital units, and options to acquire capital units, in our operating company, both of which were to vest ratably over a four-year period. We used a fair-value method in recording the compensation expense associated with the granting of these restricted capital units, and options to acquire capital units, to new and existing members under the PIM LLC 2006 Equity Incentive Plan. Under this method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the award's vesting period. The fair value for the capital units will be determined by reference to the market price of our Class A common stock on the date of grant, since these units are exchangeable for shares of our Class A common stock on a one-for-one basis. The fair value for the options to acquire capital units will be determined by using an appropriate option pricing model on the grant date.

        On January 1, 2007, we instituted a deferred compensation plan, in which employees who earn in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount. These deferred amounts may be invested, at the employee's discretion, in certain of our investment strategies, restricted capital units of our operating company, or money market funds. All of these deferred amounts vest ratably over a four-year period and, therefore, will be reflected in our expenses over this period. Accordingly, our 2007 cash compensation expense was lower than it would have been had we not instituted a deferred compensation plan. For the four-year period beginning in 2008, we expect the non-cash portion of our compensation expense associated with this deferred compensation plan to increase each successive year as these and subsequently deferred amounts are amortized through income.

General and Administrative Expenses

        General and administrative expenses include professional and outside services fees, office expenses, depreciation and the costs associated with operating and maintaining our research, trading and portfolio accounting systems. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the number of employees retained by us, and the overall size and scale of our business operations.

        As a result of our offering on October 30, 2007, we have incurred and expect to incur, additional expenses associated with being a public company for, among other things, director and officer insurance, director fees, SEC reporting and compliance (including Sarbanes-Oxley compliance), transfer agent fees, professional fees and other similar expenses. These additional expenses will reduce our net income.

Other Income/(Expense)

        Other income/(expense) is derived primarily from interest income generated on our excess cash balances, interest expense on our term loan agreement and investment income arising from our investments in various private investment vehicles that we employ to incubate new strategies. We expect the interest and investment components of other income, in the aggregate, to fluctuate based on market conditions, the success of our investment strategies and our dividend policy.

Non-Controlling Interests

        Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence. After our reorganization, we are the sole managing member of our operating company and now control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees' and outside investors' 90.5% interest in our operating company immediately after the consummation of our reorganization, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements. As a result, subsequent to October 30, 2007, our income is generated from our 9.5% economic interest in our operating company's net income, and similarly, outstanding shares of our Class A common stock represent 9.5% of the outstanding membership units of our operating company.

Provision for Income Tax

        While our operating company has historically not been subject to U.S. federal and certain state income taxes, it has been subject to the New York City Unincorporated Business Tax, or UBT. As a result of our reorganization, we are now subject to taxes applicable to C-corporations. We expect our effective tax rate, and the absolute dollar amount of our tax expense, to increase as a result of our reorganization.

Interest on Mandatorily Redeemable Units

        Capital units in our operating company include capital units issued to our founders and those purchased by certain of our employees. These capital units entitle the holder to a share of the distributions of our operating company.

        We have adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or FAS 150. FAS 150 establishes classification and measurement standards for three types of free-standing financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of FAS 150 must be classified as liabilities in our consolidated financial statements and be reported at settlement date value. FAS 150 was effective for us as of July 1, 2003. Prior to January 1, 2005, capital units in our operating company were mandatorily redeemable at book value. Effective January 1, 2005, the operating agreement of our operating company was amended to require that capital units be mandatorily redeemed upon a holder's death based on such holder's pro rata share of our operating company's net fee revenue (as defined in the operating agreement) for the four completed fiscal quarters immediately preceding the holder's death. These redemption amounts were exclusive of any accumulated undistributed earnings associated with these capital units, which were required to be paid additionally to the holder's estate. Pursuant to FAS 150, distributions on capital units, and incremental changes in the net liability associated with their redemption value, were recorded as a component of interest on mandatorily redeemable units in our consolidated statements of operations beginning in 2003.

        On December 31, 2006, the operating agreement of our operating company was amended to, among other things, change the formula pursuant to which we would be required to redeem the capital units to one based on the fair market valuation of our firm. The restated terms of redemption required us to a take a charge of $463.8 million in the fourth quarter of 2006, which was included in interest on mandatorily redeemable units. The operating agreement of our operating company was further amended as of March 31, 2007, such that our operating company will no longer be required to redeem any capital units for cash upon any member's death or, if applicable, their termination of employment. Accordingly, beginning with our interim financial statements for the three months ended June 30, 2007, our operating company no longer has any expense for interest on mandatorily redeemable units.

Operating Results

General

        Our earnings and cash flows are heavily dependent upon prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

        During 2007, performance of our investment strategies was negatively impacted by significant volatility in the equity markets, and in the financial services sector in particular. As a result, our assets under management declined by $3.7 billion, or 13.6% from $27.3 billion at December 31, 2006 to $23.6 billion at December 31, 2007, due to negative performance of $3.6 billion and net outflows of $0.1 billion. This decline in AUM occurred during the second half of the year. We experienced net outflows of AUM from our sub-advised accounts of $1.6 billion during 2007, attributable to the weaker performance of our sub-advised funds compared to that of their peers. These outflows were, however, mostly offset by net inflows of $1.5 billion in our separately-managed accounts during 2007. Prior to 2007, our AUM had grown significantly as a result of several factors including, among others, the exceptional investment performance for the since inception, five-year and three-year periods for each of our investment strategies through the end of 2006.

        Our average assets under management can fluctuate based on fund flows and changes in the market value of accounts advised and sub-advised by us. Accordingly, revenues during 2008 are expected to decline from the comparable 2007 period to the extent that the markets continue to be unfavorable to our value investment strategy and result in our inability to increase our AUM. A decrease in revenue would result in lower operating income and net income.

        We expect that we will experience continued margin pressure in the future if AUM continues to decline. In addition, we expect our operating expenses to rise modestly in 2008 from the comparable 2007 period, as we experience the full-year expense impact of personnel hired during 2007, as well as additional expenses related to our becoming a public company on October 25, 2007. We are reviewing areas of expense reduction to partially offset these increases, and expect that cost savings, to the extent they are achieved, will occur principally in non-compensation operating expenses.

Assets under Management and Flows

        The change in AUM in our separately-managed accounts and our sub-advised accounts for the two years ended December 31, 2007 is described below:

	Year Ended December 31,
Assets Under Management	2007	2006
	(in billions)
Separately-Managed Accounts
Beginning of Year Assets	$14.5	$10.4
Net Flows	1.5	2.1
Appreciation	(2.0)	2.0

End of Year Assets	$14.0	$14.5

Sub-Advised Accounts
Beginning of Year Assets	$12.8	$6.4
Net Flows	(1.6)	4.7
Appreciation	(1.6)	1.7

End of Year Assets	$9.6	$12.8

Total
Beginning of Year Assets	$27.3	$16.8
Net Flows	(0.1)	6.8
Appreciation	(3.6)	3.7

End of Year Assets	$23.6	$27.3

        At December 31, 2007, our $23.6 billion of AUM were invested in ten value-oriented investment strategies which represent distinct capitalization segments of the U.S. and international markets. The following table describes the allocation of our AUM as of December 31, 2007 among our seven largest investment strategies and the aggregate of our other investment strategies:

Investment Strategy	AUM at December 31, 2007
(in billions)
Large Cap Value	$13.6
Value Service	5.0
Global Value	2.6
Small Cap Value	0.9
International Value	0.5
Mid Cap Value	0.4
All Cap Value	0.3
Other Strategies(1)	0.3

Total	$23.6

    (1)
    Our three other investment strategies are: Financial Opportunities Service, Diversified Value and Mega Cap Value.

Year Ended December 31, 2007 versus December 31, 2006

        At December 31, 2007, the company managed $23.6 billion in total assets, a decrease of $3.7 billion, or 13.6%, from $27.3 billion at December 31, 2006. The decrease year-over-year in assets under management was due almost entirely to $3.6 billion in market depreciation, with net inflows of $1.5 billion into our separately-managed accounts almost entirely offsetting net outflows of $1.6 billion from our sub-advised accounts.

        The company managed $14.0 billion in separately-managed accounts and $9.6 billion in sub-advised accounts, for a total of $23.6 billion in assets at December 31, 2007. Assets in separately-managed accounts decreased $0.5 billion, or 3.4%, to $14.0 billion from $14.5 billion at December 31, 2006, due to $2.0 billion in market depreciation, offset by net inflows of $1.5 billion. During the same period, assets in sub-advised accounts decreased $3.2 billion, or 24.7%, to $9.6 billion from $12.8 billion at December 31, 2006, due to $1.6 billion in net outflows and $1.6 billion in market depreciation. At December 31, 2007, separately-managed accounts represented 59.3% of our total AUM, as compared to 53.1% at December 31, 2006. AUM in our International Value and Global Value strategies, increased by a total of $1.8 billion, or 138%, to $3.1 billion, at December 31, 2007 from $1.3 billion at December 31, 2006. At December 31, 2007, our International Value and Global Value investment strategies accounted for 13.0% of our AUM, as compared to 4.7% at December 31, 2006. In 2007, we re-opened all of our domestic strategies.

Year Ended December 31, 2006 versus December 31, 2005

        At December 31, 2006, the company managed $27.3 billion in total assets, an increase of $10.5 billion, or 62.5%, from $16.8 billion at December 31, 2005. Contributing to the growth in AUM was $6.8 billion of net inflows and $3.7 billion of market appreciation.

        The company managed $14.5 billion in separately-managed accounts and $12.8 billion in sub-advised accounts, for a total of $27.3 billion in assets at December 31, 2006. Assets in separately-managed accounts increased $4.1 billion, or 39.4%, to $14.5 billion from $10.4 billion at December 31, 2005, due to $2.1 billion in net inflows and $2.0 billion in market appreciation. During the same period, assets in sub-advised accounts increased $6.4 billion, or 100%, to $12.8 billion at December 31, 2006 from $6.4 billion at December 31, 2005, due to $4.7 billion in net inflows and $1.7 billion in market appreciation. At December 31, 2006, sub-advised AUM accounted for 46.8% of our total AUM, as compared to 38.1% at December 31, 2005. Most of our growth in AUM in 2006 was in our Large Cap Value investment strategy, in which AUM increased by $8.7 billion, or 92%, to $18.1 billion at December 31, 2006 from $9.4 billion at December 31, 2005. The AUM of our sub-advised John Hancock Classic Value Fund contributed $4.3 billion of that growth. During 2006, we launched our International Value and Global Value investment strategies and closed our Large Cap Value investment strategy to new assets. Our International Value and Global Value investment strategies contributed $1.3 billion to AUM growth during 2006, and represented 4.7% of our AUM at December 31, 2006.

Revenues

        Our revenues from advisory fees earned on our separately-managed accounts and our sub-advised accounts for the three years ended December 31, 2007 are described below:

	For the Year Ended December 31,
Revenue	2007	2006	2005
	(in millions)
Separately-Managed Accounts	$99.8	$80.8	$61.5
Sub-Advised Accounts	47.3	34.3	17.1

Total	$147.1	$115.1	$78.6

Year Ended December 31, 2007 versus December 31, 2006

        Our total revenue increased $32.0 million, or 27.8%, to $147.1 million for the year ended December 31, 2007 from $115.1 million for the year ended December 31, 2006. This increase was driven primarily by an increase in weighted-average AUM, which increased $6.2 billion, or 28.1%, to $28.3 billion for the year ended December 31, 2007 from $22.1 billion for the year ended December 31, 2006.

        Our weighted average fee was 0.521% for the years ended December 31, 2007 and 2006. Weighted-average assets in separately-managed accounts increased $3.1 billion, or 25.0%, to $15.5 billion for the year ended December 31, 2007 from $12.4 billion for the year ended December 31, 2006. Weighted average fees for separately managed accounts remained constant at 0.647% for the years ended December 31, 2007 and 2006. Weighted-average assets in sub-advised accounts increased $3.1 billion, or 31.9%, to $12.8 billion for the year ended December 31, 2007 from $9.7 billion for the year ended December 31, 2006, and had weighted average fees of 0.369% and 0.360% for the years ended December 31, 2007 and 2006, respectively.

Year Ended December 31, 2006 versus December 31, 2005

        Our total revenue increased by $36.5 million, or 46.4%, to $115.1 million for the year ended December 31, 2006 from $78.6 million for the year ended December 31, 2005. This increase was driven primarily by growth in our weighted-average AUM, which increased $8.8 billion, or 66.2%, to $22.1 billion for the year ended December 31, 2006, from $13.3 billion for the year ended December 31, 2005.

        Our weighted average fee fell to 0.521% for the year ended December 31, 2006 from 0.595% for the year ended December 31, 2005. The weighted average fee fell due to the faster growth of AUM in sub-advised accounts (which grew 96.6%), which carries a lower weighted average fee, compared with AUM in separately-managed accounts (which grew 44.5%). Also contributing to the decline was a reduction of $2.5 million in our performance fees as compared to the prior year. Weighted-average assets in separately-managed accounts increased $3.7 billion, or 42.5%, to $12.4 billion for the year ended December 31, 2006 from $8.7 billion for the year ended December 31, 2005. Weighted-average assets in sub-advised accounts increased $5.1 billion, to $9.7 billion, for the year ended December 31, 2006 from $4.6 billion for the year ended December 31, 2005.

Expenses

        Our operating expenses are driven primarily by our compensation costs. The table below describes the components of our compensation expense for the three years ended December 31, 2007. Much of the variability in our compensation costs have been driven by distributions made on our compensatory units outstanding, and the incremental increases or decreases in their redemption value subsequent to their grant date. As of March 31, 2007, these items are no longer reflected in compensation expense.

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash Compensation and Other Benefits	$33,924	$34,830	$23,832
Distributions on Compensatory Units	12,087	17,857	10,147
Change in Redemption Value of Compensatory Units	15,969	20,411	7,306
Change from Formula to Fair Value Plan for Compensatory Units	—	232,534	—
Acceleration of Vesting of Compensatory Units	64,968	—	—
Other Non-Cash Compensation	2,753	—	—

Total Compensation and Benefits Expense	$129,701	$305,632	$41,285

Year Ended December 31, 2007 versus December 31, 2006

        Total operating expenses decreased by $171.3 million, or 54.5% to $142.7 million for the year ended December 31, 2007 from $314.0 million for the year ended December 31, 2006. This decrease was primarily attributable to the one-time, $232.5 million compensation charge taken on December 31, 2006 arising as a result of the change in the method of calculating the redemption value of profits-only interests in our operating company from a formula-based amount to a fair value-based amount pursuant to an amendment and restatement of the operating agreement of our operating company on December 31, 2006. The decrease arising from this charge was partially offset in 2007 by a $65.0 million one-time charge associated with the acceleration, as of March 31, 2007, of the vesting of all compensatory units of our operating company then subject to vesting.

        Compensation and benefits expense decreased by $175.9 million to $129.7 million for the year ended December 31, 2007 from $305.6 million for the year ended December 31, 2006. This decrease was primarily attributable to the $167.5 million net difference in the one-time charges described above of $232.5 million and $65.0 million taken in 2006 and 2007, respectively. Compensation and benefits expense also decreased as a result of a $4.4 million decrease in the expense associated with the change in the redemption value of compensatory membership units outstanding, and a $5.8 million decrease in the compensatory distributions made to employees with respect to these units in the year ended December 31, 2007 compared to the year ended December 31, 2006. This decrease was offset by a $2.8 million increase in other non-cash compensation associated with the vesting of all options granted in 2007, as well as cash costs associated with the hiring of additional employees across all functional areas of the company during the year ended December 31, 2007. Overall cash compensation expenses fell slightly in the year ended December 31, 2007 compared to the year ended December 31, 2006 in part due to the approximately $4.4 million effect of the initial adoption on January 1, 2007 of the mandatory deferral provisions of the operating company's bonus plan. Our employee count increased from 65 at December 31, 2006 to 78 at December 31, 2007.

        General and administrative expenses increased by $4.6 million, or 54.8%, to $13.0 million for the year ended December 31, 2007 from $8.4 million for the year ended December 31, 2006. This increase was mainly attributable to a $2.6 million increase in professional and outside services fees associated with our reorganization and initial public offering, and a $0.7 million increase associated with more significant expenditures for information systems upgrades and data system enhancements commensurate with our growth. General office and facility related expenses also increased by $1.0 million in the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily as a result of the increase in headcount and the lease of additional office space in 2007.

Year Ended December 31, 2006 versus December 31, 2005

        Total operating expenses increased by $267.0 million to $314.0 million for the year ended December 31, 2006 from $47.0 million for the year ended December 31, 2005. This was primarily attributable to a one-time compensation charge of $232.5 million due to the change in the redemption value of profits-only interests in our operating company from a formula-based amount to a fair value-based amount pursuant to an amendment and restatement of the operating agreement of our operating company on December 31, 2006.

        Compensation and benefits expense increased by $264.3 million to $305.6 million for the year ended December 31, 2006 from $41.3 million for the year ended December 31, 2005. This increase was primarily attributable to the $232.5 million one-time compensation charge described above. Another $7.7 million of the increase was attributable to an increase in distributions made to employees with respect to compensatory membership units and $13.1 million to the increase in their redemption value. The balance of the increase, or $11.0 million, was attributable to an increase in cash compensation and bonuses awarded to existing employees, as well as costs associated with the 2006 hiring of employees across all functional areas of the company and the full-year effect of employees added during the previous year. Our employee count increased from 47 at December 31, 2005 to 65 at December 31, 2006.

        General and administrative expenses increased by $2.6 million, or 46.1%, to $8.4 million for the year ended December 31, 2006 from $5.7 million for the year ended December 31, 2005. This increase was mainly attributable to a $1.2 million increase in professional and outside services fees. General office-and facility-related expenses also increased from $1.3 million in 2005 to $1.8 million in 2006, mainly as a result of the increase in headcount and the full-year effect of our move to new, larger office space, which was completed in the fourth quarter of 2005.

Other Income/(Expense)

Year Ended December 31, 2007 versus December 31, 2006

        Other income/(expense) decreased by $8.2 million to a loss of $2.1 million for the year ended December 31, 2007 from income of $6.1 million for the year ended December 31, 2006. The primary reasons for this decline were the negative investment performance of the private investment vehicles we manage and the $1.8 million increase in interest expense associated with the $60.0 million, three-year term loan agreement we entered into in the third quarter of 2007.

Year Ended December 31, 2006 versus December 31, 2005

        Other income/(expense) increased by $3.4 million to $6.1 million for the year ended December 31, 2006 from $2.7 million for the year ended December 31, 2005. Of this increase, $1.9 million represents the income attributable to minority investors arising from the initial consolidation of our investments in our Global Value and International Value investment strategies. The majority of the remainder of the growth in other income was associated with additional investment income due to an increase in the amount we invested in private investment vehicles we managed during the year.

Provision for Income Taxes

Year Ended December 31, 2007 versus December 31, 2006

        The provision for income taxes increased by $1.7 million, or 43.6%, to $5.6 million for the year ended December 31, 2007 from $3.9 million for the year ended December 31, 2006, due to an increase in taxable income, as well as the partial year effect of our obligation to pay taxes applicable to C-corporations subsequent to the reorganization and our initial public offering. Our effective corporate tax rate for the year ended December 31, 2007, exclusive of our pro rata share of our operating company's provision for the New York City Unincorporated Business Tax, was approximately 44%. A comparison of the effective tax rate for the year ended December 31, 2007 to the effective tax rate for the year ended December 31, 2006 is not meaningful due to the partial year effect of our liability for C-corporation taxation, and the equity-based compensation charges of $65.0 million and $232.5 million taken in 2007 and 2006, respectively. Neither of these charges was deductible for tax purposes.

Year Ended December 31, 2006 versus December 31, 2005

        The provision for income taxes increased by $1.2 million, or 45.7%, to $3.9 million for the year ended December 31, 2006 from $2.7 million for the year ended December 31, 2005, due to an increase in taxable income. Our effective tax rate in 2006 was not meaningful, nor is a comparison of it to our effective tax rate for 2005, since the one-time compensation charge of $232.5 million in 2006 was not deductible for tax purposes.

Non-Controlling Interests

Year Ended December 31, 2007 versus December 31, 2006

        Non-controlling interests were a credit of $20.6 million for the year ended December 31, 2007, compared to a charge of $2.0 million for the year ended December 31, 2006. This change primarily reflects our employees' and outside investors' 100% interest in the $31.5 million loss of our operating company prior to the consummation of our reorganization on October 30, 2007, and their continuing 90.5% interest in the $12.5 million of income generated by our operating company subsequent to that date. This change also reflects, to a lesser extent, the less favorable investment performance of the private investment vehicles we manage during the year ended December 31, 2007 compared to the year ended December 31, 2006.

Year Ended December 31, 2006 versus December 31, 2005

        The charge associated with our non-controlling interests increased by $1.9 million to $2.0 million for the year ended December 31, 2006 from $0.1 million for the year ended December 31, 2005. This increase was almost entirely attributable to the effects of our initial adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46(R), which resulted in the consolidation of two private partnerships in which we were investors.

Interest on Mandatorily Redeemable Units

Year Ended December 31, 2007 versus December 31, 2006

        Interest on mandatorily redeemable units decreased by $500.1 million to $16.6 million for the year ended December 31, 2007 from $516.7 million for the year ended December 31, 2006. The decrease was due to the amendment of the operating agreement of our operating company as of March 31, 2007, to remove all mandatory redemption provisions related to our membership units. The removal of these provisions caused our membership units to be classified as equity, and neither distributions nor subsequent changes to these units' value were charged to income following the amendment.

Year Ended December 31, 2006 versus December 31, 2005

        Interest on mandatorily redeemable units increased by $456.6 million to $516.7 million for the year ended December 31, 2006 from $60.1 million for the year ended December 31, 2005. The primary reason for this increase was a change in the terms of redemption of our capital units arising from the change from a formula-based repurchase plan to a fair-value plan concurrent with our reorganization on December 31, 2006. For more information on the December 31, 2006 reorganization see "Critical Accounting Policies and Estimates—Unit-based Compensation" below.

Quarterly Results of Operations

        Unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 are summarized below:

	For the Quarter Ended
	2007				2006
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(unaudited) (in thousands, except share data)				(unaudited) (in thousands, except share data)
Total Revenue(1)	$35,298	$36,840	$40,217	$34,794	$24,647	$27,163	$29,388	$33,889

Operating Income(1)(2)	(70,615)	25,718	28,452	20,855	5,157	4,707	9,175	(217,964)

Net Income(1)(2)(3)	$(88,075)	$25,320	$26,273	$733	$(11,536)	$(15,632)	$(1,647)	$(686,642)

Basic Earnings Per Share(3)	—	—	—	$0.12	—	—	—	—
Diluted Earnings Per Share(3)	—	—	—	0.12	—	—	—	—

(1)
Reported results for periods prior to October 30, 2007 reflect solely the results of our operating company.

(2)
Compensation and interest charges associated with operating company Compensatory Units and Capital Units are included in all quarters for the year ended December 31, 2006, and for the quarter ended March 31, 2007.

(3)
Represents the Company's weighted average shares and its earnings generated through its economic interest in the operating company subsequent to October 30, 2007.

Liquidity and Capital Resources

        Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months, and over the long term, will be met primarily through cash generated by our operations and, to a lesser extent, from borrowings under our current revolving credit facility described below. On July 23, 2007, our operating company borrowed $60.0 million pursuant to a three-year term loan facility, the proceeds of which were used to finance a special one-time distribution to the members of our operating company as of that date. Concurrently, our operating company also obtained a $20.0 million revolving credit facility to finance our short-term working capital needs. On February 11, 2008, our operating company entered into Amendment No.1 to the loan facilities. The amendment changed a number of credit agreement provisions, including: (i) the minimum assets under management financial covenant was reduced from $20.0 billion to $15.0 billion; (ii) the minimum Earnings Before Interests, Taxes, Depreciation and Amortization, or EBITDA financial covenant for each four quarter period was reduced from $60.0 million to $40.0 million; (iii) the capacity of the revolving credit facility was reduced from $20.0 million to $5.0 million; and (iv) the interest rate was increased from LIBOR plus 1.0% to LIBOR plus 1.5%. In addition, two mandatory prepayment provisions were added: (a) term loan amortization is required beginning in any period when assets under management are less than $20 billion and ending when assets under management are greater than $21.5 billion and (b) an excess cash flow sweep is required if assets under management are below $17.5 billion. Future principal repayment obligations on this loan will depend upon our future AUM levels, pursuant to the terms of the credit agreement, as amended. As of March 20, 2008, our AUM was approximately $21.5 billion.

        We expect to fund the working capital needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations, as well as from potential borrowings under the revolving credit facility described above. We currently expect that the development of new investment strategies will continue, and require funding not in excess of $10 million per year. We expect to fund this development from cash generated from operations.

        Prior to its reorganization on October 30, 2007, Pzena Investment Management, LLC made a distribution to its existing members representing all of the remaining undistributed earnings generated through the date of the reorganization, less any amounts required to fund its working capital needs.

        We anticipate that distributions to the members of our operating company, which consisted of 23 of our employees as of December 31, 2007, two outside investors and us, will continue to be a material use of our cash resources and will vary in amount and timing based on our operating results and dividend policy. We are a holding company and have no material assets other than our ownership of membership interests in our operating company. As a result, we depend upon distributions from our operating company to pay any dividends to our Class A stockholders. We cause our operating company to make distributions to us in an amount sufficient to cover dividends, if any, declared by us. Our dividend policy, as further discussed in Item 5 above under "—Our Dividend Policy", has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing that pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

        Our purchase of membership units of our operating company concurrently with our initial public offering, and the future exchanges by holders of Class B units of our operating company for shares of our Class A common stock (pursuant to the exchange rights provided for in our operating company's operating agreement), has resulted in, and are expected to continue to result in, increases in our share of the tax basis of the tangible and intangible assets of our operating company at the time of our acquisition and these future exchanges, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions have reduced and are expected to continue to reduce, the amount of tax that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the current members of our operating company, the one member of our company immediately prior to our initial public offering who sold all of its membership units to us in connection with our initial public offering, and any future holders of Class B units, that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as described in the tax receivable agreement) as a result of the increases in tax basis described above and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Assuming that there are no material changes in the relevant tax law, and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments under the tax receivable agreement in respect of our initial purchase of membership units of Pzena Investment Management, LLC will aggregate $57.7 million and range from approximately $0.5 million to $6.5 million per year over the next 15 years. Future payments under the tax receivable agreement in respect of subsequent exchanges will be in addition to these amounts and are expected to be substantial.

Cash Flows

        Operating activities provided $80.3 million for the year ended December 31, 2007, and provided $16.4 million for the year ended December 31, 2006. This change is due primarily to the fact that beginning on March 31, 2007, the effective date of an amendment to the operating agreement of our operating company to eliminate its obligation to redeem a member's units therein under any circumstance, as well as the acceleration of the vesting of all compensatory units then subject to vesting, distributions on all membership units are classified as financing activities in our consolidated statements of cash flows. As a result of this reclassification, net cash provided by operating activities has increased, and net cash provided by financing activities has decreased during the period from March 31 to December 31, 2007. Overall cash compensation fell slightly in the year ended December 31, 2007 compared to the year ended December 31, 2006 in part due to the approximately $4.4 million effect of the initial adoption on January 1, 2007 of the mandatory deferral provisions of our operating company's bonus plan. Operating activities provided $16.4 million for the year ended December 31, 2006 and used $11.3 million of net cash for the year ended December 31, 2005. This difference arose primarily as a result of higher net income in the year ended December 31, 2006, adjusted to exclude non-cash compensation and non-cash members' interest expense, compared to the year ended December 31, 2005 and lower tax distributions paid to members of our operating company in the year ended December 31, 2006, due to the fact that the final tax distribution to members of our operating company for 2006 was made in January 2007, whereas the final tax distribution to members of our operating company for 2005 was made in December 2005.

        Investing activities consist primarily of investments in affiliates and other investment partnerships, as well as capital expenditures. Investing activities used $1.4 million for the year ended December 31, 2007 and provided $2.5 million for the year ended December 31, 2006. This change was driven primarily by capital expenditures associated with the build out of additional space in our New York office. Net cash provided by investing activities increased by $2.1 million to $2.5 million for the year ended December 31, 2006 from $0.4 million for the year ended December 31, 2005, primarily driven by the liquidation of some of our holdings in certain private investment vehicles. We anticipate that the funding requirements necessary to develop new strategies will continue to be a use of our cash resources as we grow and expand our product offerings.

        Financing activities consist primarily of contributions from members and contributions from, and distributions to, non-controlling interests. Financing activities used $75.2 million for the year ended December 31, 2007 and provided $6.6 million for the year ended December 31, 2006. The increase in cash used in financing activities is due primarily to the fact that the amendment to the operating agreement of our operating company, as explained above, reclassifies distributions on all membership units as financing activities in our consolidated statements of cash flows. Net cash provided by financing activities decreased $4.3 million, or 39.5%, to $6.6 million for the year ended December 31, 2006, from $10.9 million for the year ended December 31, 2005. This was primarily as a result of lower proceeds from the exercise of options to acquire membership units in the year ended December 31, 2006 compared to the year ended December 31, 2005. We anticipate that distributions to the members of our operating company will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

Contractual Obligations

        The following table sets forth information regarding our consolidated contractual obligations as of December 31, 2007.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in millions)
Operating Lease	$16.0	$2.0	$ 3.9	$4.2	$5.9
Term Loan Agreement(1)	60.0	—	60.0	—	—

Total	$76.0	$2.0	$63.9	$4.2	$5.9

(1)
Pursuant to the terms of the three-year term loan facility, as amended, the Company has minimum AUM and EBITDA covenants that it must maintain. Further, term loan amortization is required beginning in any period when assets under management are less than $20 billion and ending when assets under management are greater than $21.5 billion. An excess cash flow sweep is required if assets under management are below $17.5 billion.

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements as of December 31, 2007.

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

Unit-based Compensation

        On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("FAS 123(R)"), which requires the recognition of the cost of equity-based compensation based on the fair value of the award as of its grant date. Prior to the adoption of FAS 123(R), we accounted for our unit-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. The adoption of FAS 123(R) did not have a material effect on the results of operations or financial condition of the Company. Pursuant to FAS 123(R), we recognize compensation expense associated with the granting of equity-based compensation based on the fair value of the award as of its grant date if it is classified as an equity instrument, and on the changes in settlement amount for awards that are classified as liabilities. Prior to March 31, 2007, our compensatory membership unit-based awards had repurchase features that required us to classify them as liabilities. Accordingly, distributions paid on these membership units are classified as compensation expense. In addition, changes to their redemption values subsequent to their grant dates have been included in compensation expense. On December 31, 2006, we exchanged all then outstanding profits-only interests into new units and amended the operating agreement of our operating company to, among other things, change the formula pursuant to which we would be required to redeem the previously granted profits-only interests, subsequently exchanged for membership units, to one based on the fair market valuation of our firm. The restated terms of redemption required us to a take a one-time compensation charge of $232.5 million in the three months ended December 31, 2006, which was recorded as compensation expense, with respect to the membership units deemed compensatory. As of March 31, 2007, we accelerated the vesting of all compensatory units then subject to vesting. The one-time charge associated with this acceleration, approximately $65.0 million, was recorded on March 31, 2007. Our operating agreement was further amended as of March 31, 2007, such that our operating company will no longer be required to redeem any membership units for cash upon a member's termination or death. Accordingly, beginning with our interim financial statements for the three months ended June 30, 2007, our operating company is no longer required to include in compensation expense the distributions in respect of these membership units or the change in their redemption value.

Consolidation

        Our policy is to consolidate all majority-owned subsidiaries in which we have a controlling financial interest and variable-interest entities where we are deemed to be the primary beneficiary. We also consolidate non-variable-interest entities which we control as the general partner or managing member. We assess our consolidation practices regularly, as circumstances dictate. All significant intercompany transactions and balances have been eliminated.

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

Income Taxes

        We are a "C" corporation under the Internal Revenue Code, and thus liable for federal, state and local taxes on the income derived from our economic interest in our operating company. The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. Our operating company has not made provision for federal or state income taxes because it is the responsibility of each of the operating company's members (including us) to separately report their proportionate share of the operating company's taxable income or loss. Similarly, the income of our consolidated investment partnerships is not subject to income taxes, as such income is allocated to each partnership's individual partners. The operating company has made a provision for New York City Unincorporated Business Tax.

        We and our consolidated subsidiaries account for all federal, state and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The income tax provision, or credit, is the tax payable, or refundable, for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

Recently Issued Accounting Pronouncements

        In September 2006, the FASB released Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). FAS 157 establishes an authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The application of FAS 157 is required for fiscal years beginning after November 15, 2007. The impact of the adoption of this standard is not expected to be material.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits an entity to elect to measure certain financial instruments and certain other items at fair value with changes in fair value recognized in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Since the Company chose not to elect this fair value option, the impact of the adoption of this standard was not material.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("FAS 141R") which replaces Statement of Financial Accounting Standards No. 141, Business Combinations. FAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. FAS 141R is effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. The Company is in the process of assessing the impact of this standard on the consolidated financial statements of the Company.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("FAS 160"). FAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. FAS 160 is effective for the Company on January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. We are in the process of assessing the impact of this standard on the consolidated financial statements of the Company.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. All of our revenue for the three years ended December 31, 2007 was derived from advisory fees, which are typically based on the market value of AUM. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

        We are also subject to market risk due to a decline in the prices of our investments in affiliates and the value of the holdings of our consolidated subsidiaries, both of which consist primarily of marketable securities. At December 31, 2007, the fair value of these assets was $26.4 million. Assuming a 10% increase or decrease, the fair value would increase or decrease by $2.6 million at December 31, 2007.

Interest Rate Risk

        The $60.0 million that our operating company borrowed in 2007 pursuant to the three-year term loan agreement described above, and any amounts our operating company borrows under the amended $5.0 million revolving credit facility, will accrue interest at variable rates. The operating company entered into a $60.0 million notional amount interest rate swap agreement that commences on July 23, 2008. The swap, which expires on the same date as the operating company's three-year, $60.0 million term loan facility, obligates us to pay a 2.825% fixed rate of interest on the notional amount and requires the counterparty to pay us a floating interest rate based on the monthly LIBOR interest rate. The 1.50% spread on the term loan is in addition to these amounts, resulting in an aggregate annualized fixed payment of 4.325% of the notional amount for the term of the swap agreement. Interest rate changes may, therefore, affect the amount of our interest payments related to any potential differential between the notional amount of the interest rate swap and amounts outstanding under the term loan agreement, as well as any amounts borrowed under the revolving credit agreement. Such changes would correspondingly affect our future earnings and cash flows. Based on the consolidated debt obligations that we have as of March 20, 2008, we believe that our cash flow hedge is effective, and, therefore, would be unaffected in the event that interest rates were to increase by one percentage point.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and notes thereto begin on page F-1 of this Annual Report and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

        J.H. Cohn LLP audited the consolidated financial statements of Pzena Investment Management, LLC for the year ended December 31, 2005. The audit report of J.H. Cohn LLP on the consolidated financial statements of Pzena Investment Management, LLC for the year ended December 31, 2005, dated June 6, 2007, except as noted therein, did not contain an adverse opinion or disclaimer of opinion and is not qualified or modified as to uncertainty, audit scope or accounting principles.

        In March 2007, the Executive Committee, decided to change the company's independent auditors. On March 26, 2007, Pzena Investment Management, LLC engaged Ernst & Young LLP to audit its consolidated financial statements beginning for the year ended December 31, 2006. The decision to engage Ernst & Young LLP was approved by the Executive Committee of Pzena Investment Management, LLC.

        During the years ended December 31, 2006 and 2005 and through June 6, 2007, there were no "disagreements," as that term is used in Item 304 of Regulation S-K, with J.H. Cohn LLP on any matter of accounting principle, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to J.H. Cohn LLP's satisfaction, would have caused J.H. Cohn LLP to make reference thereto in its audit report on the consolidated financial statements for Pzena Investment Management, LLC for the year ended December 31, 2005 that is included elsewhere in this Annual Report. During the years ended December 31, 2006 and 2005 and through June 6, 2007, there were no "reportable events," as that term is used in Item 304 of Regulation S-K with J.H. Cohn LLP.

        During the years ended December 31, 2006 and 2005 and for the period from January 1, 2007 to March 26, 2007, Pzena Investment Management, LLC did not consult with Ernst & Young LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its consolidated financial statements. During the years ended December 31, 2006 and 2005 and for the period January 1, 2007 to June 6, 2007, Pzena Investment Management, LLC did not consult with Ernst & Young LLP regarding any matter that was either the subject of a "disagreement" or a "reportable event."

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        During the course of their review of our consolidated financial statements as of December 31, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

        This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly-public companies.

        The material weaknesses in our internal control over financial reporting that are discussed below were identified in connection with the audit of our 2006 financial statements, and not in connection with an audit of our internal controls over financial reporting.

        As discussed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, in May 2007, in connection with their audits of our consolidated financial statements as of and for the year ended December 31, 2006 for the purpose of including such financial statements in our Registration Statement on Form S-1 (No. 333-1436660), and related prospectus, for our initial public offering, our independent auditors informed us that they identified material weaknesses in our internal control over financial reporting for complex and non-routine transactions, as well as inadequate internal review. The material weaknesses related to errors in our accounting for stock-based compensation, liabilities associated with our existing membership units, and the consolidation of investment partnerships in our consolidated financial statements. The errors occurred as a result of not having sufficient access to accounting resources with technical accounting expertise to analyze complex and non-routine transactions, as well as inadequate internal review. We corrected these errors and believe that the audited consolidated financial statements included in this Annual Report reflect the proper treatment for the complex and non-routine transactions identified by our independent auditors.

        In order to improve the effectiveness of our internal control over financial reporting in general, and to remediate the material weaknesses identified by our management and our independent auditors, we have undertaken the measures described below.

  •
  We have increased the staffing in our accounting and finance department in order to enhance its technical expertise, oversight ability, and review and analytical procedures. In May 2007, we appointed Wayne A. Palladino as our Chief Financial Officer, who has 12 years of public company reporting experience. In the third quarter of 2007, we also hired a Director of Internal Controls and Compliance with over eight years of combined relevant experience at a major accounting firm and a major diversified financial institution. We are continuing to strengthen the staffing in our accounting and finance department.

  •
  We engaged a consulting firm to assist us in strengthening our period-end internal controls over financial reporting, including the design of additional reviews for our accounting department to utilize in preparing the information presented in this Annual Report.

  •
  We engaged a major public accounting firm to advise us on complex and non-routine accounting transactions.

  •
  In the third quarter of 2007, we also enhanced monitoring controls in our accounting and finance department, including additional reviews by finance staff, implementation of review and approval procedures for complex and non-routine transactions, and independent review by our Director of Internal Controls and Compliance.

  •
  In the third quarter of 2007, we also updated our policies and procedures regarding accounting for stock-based compensation in order to ensure that they are consistently accounted for in accordance with U.S. generally accepted accounting principles on a going forward basis.

  •
  We established procedures to evaluate whether investment partnerships should be consolidated in our financial statements, in accordance with the appropriate accounting guidance.

        As a result of the additional review procedures we implemented, we detected errors in the recording of stock-based compensation for the three months ended June 30, 2006 that affected the presentation of our consolidated financial statements for the three and six months ended June 30, 2006 in our preliminary prospectus, dated October 9, 2007, for our initial public offering. Upon identification of these errors, we restated our financial statements for these periods to correct these errors and included them in a free writing prospectus dated October 22, 2007 and the final prospectus dated October 24, 2007, for our initial public offering.

        There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        There was no information that we were required to disclose in a Current Report on Form 8-K during the fourth quarter of fiscal 2007 that was not so disclosed.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following table provides certain information relating to our directors and executive officers. All of our executive officers were appointed to their positions effective June 2007, with the exceptions of Richard S. Pzena and Wayne A. Palladino, both of whom were appointed in May 2007. Our executive officers are subject to re-appointment by our Board of Directors on an annual basis. All of our directors were appointed to their positions effective October 2007, other than Richard S. Pzena, who was appointed in May 2007, and will continue to serve until the next annual meeting of stockholders, and until such director's successor is duly elected and qualified, or until such director's earlier death, resignation or removal.

Name	Age	Position
Richard S. Pzena	49	Chairman, Chief Executive Officer, Co-Chief Investment Officer
John P. Goetz	50	President, Co-Chief Investment Officer
A. Rama Krishna	44	President, International
William L. Lipsey	49	President, Marketing and Client Service
Wayne A. Palladino	49	Chief Financial Officer
Steven M. Galbraith	45	Director
Joel M. Greenblatt	50	Director
Richard P. Meyerowich	65	Director
Myron E. Ullman, III	61	Director

        Richard S. Pzena is our Chairman, Chief Executive Officer, Co-Chief Investment Officer. Prior to forming Pzena Investment Management, LLC in 1995, Mr. Pzena was the Director of U.S. Equity Investments and Chief Research Officer for Sanford C. Bernstein & Company. Mr. Pzena joined Sanford C. Bernstein & Company in 1986 as an oil industry analyst and was named to the Institutional Investor All America Research Team from 1988 to 1990. During 1990 and 1991, Mr. Pzena served as Chief Investment Officer, Small Cap Equities, and assumed his broader domestic equity role in 1991. Prior to joining Bernstein, Mr. Pzena worked for the Amoco Corporation in various financial and planning roles. He earned a B.S. summa cum laude and an M.B.A. from the Wharton School of the University of Pennsylvania in 1979 and 1980, respectively.

        John P. Goetz is our President, Co-Chief Investment Officer. Mr. Goetz joined us in 1996 as Director of Research and has been Co-Chief Investment Officer since 2005. Previously, Mr. Goetz held a range of key positions at Amoco Corporation for over 14 years, most recently as the Global Business Manager for Amoco's $1 billion polypropylene business, where he had bottom-line responsibility for operations and development worldwide. Prior positions at Amoco included strategic planning, joint venture investments and project financing in various oil and chemical businesses. Prior to joining Amoco, Mr. Goetz had been employed by The Northern Trust Company and Bank of America. He earned a B.A. summa cum laude in Mathematics and Economics from Wheaton College in 1979 and an M.B.A. from the Kellogg School at Northwestern University in 1982.

        A. Rama Krishna is our President, International. Prior to joining us in 2003, Mr. Krishna was at Citigroup Asset Management, where he was Chief Investment Officer and Head—Institutional and International, and a member of the Citigroup Management Committee. Prior to Citigroup, Mr. Krishna was Director of International Equity Research, Portfolio Manager, International Equities and Chief Investment Officer, Emerging Markets Equities at Alliance Capital Management in New York, London and Tokyo. He has also worked at Credit Suisse First Boston, first as an Equity Research Analyst and ultimately as Chief Investment Strategies and Director—Equity Research. Mr. Krishna earned a joint M.B.A./M.A. in Asian Studies with a Japan Specialization from the University of Michigan in 1987 and a B.A. (Honors) in Economics from St. Stephen's College, The University of Delhi in 1984.

Mr. Krishna received the Prize Fellowship in Japanese Business and the University Fellowship at the University of Michigan. He is a Chartered Financial Analyst.

        William L. Lipsey is our President, Marketing and Client Service. Before joining Pzena Investment Management in 1997, Mr. Lipsey was an Investment Advisory Consultant and a Senior Vice President at Oppenheimer & Company, Inc. Prior to joining Oppenheimer, Mr. Lipsey's career included positions at Morgan Stanley, Kidder Peabody and Hewitt Associates. At Morgan Stanley and Kidder Peabody, Mr. Lipsey managed assets for institutional and private clients. He earned a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1980 and an M.B.A. in Finance from the University of Chicago in 1986.

        Wayne A. Palladino is our Chief Financial Officer. Mr. Palladino was appointed our Chief Financial Officer in May 2007. Since 2002, he has served as our Head of Client Service. Prior to joining us in 2002, Mr. Palladino was Senior Vice President and Chief Financial Officer at the Lillian Vernon Corporation, a publicly-traded company, from 2000 to 2002. From 1991 to 2000, Mr. Palladino was Senior Vice President and Chief Financial Officer at Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.), also a publicly-traded company. He is currently a director of Allied Healthcare International Inc. He earned a B.S. in Economics and an M.B.A. in Finance with distinction from the Wharton School of the University of Pennsylvania in 1980 and 1983, respectively.

        Steven M. Galbraith currently serves as a member of our board of directors. Mr. Galbraith has been a partner of Maverick Capital, an investment management firm at which he has portfolio management responsibilities, since January 2004. Prior to joining Maverick Capital, Mr. Galbraith served as Chief Investment Officer and Chief U.S. Investment Strategist at Morgan Stanley from June 2000 to December 2003. Prior to joining Morgan Stanley, he was a partner at Sanford Bernstein, where he was an analyst in the packaged foods sector and the securities industry. Mr. Galbraith was also an employee of our operating company from June 1998 to March 1999. Mr. Galbraith is an Adjunct Professor at Columbia University Business School where he teaches securities analysis. He also serves on the Board of Trustees for the National Constitution Center in Philadelphia. Mr. Galbraith received his B.A. (summa cum laude) from Tufts University, where he was elected to Phi Beta Kappa.

        Joel M. Greenblatt currently serves as a member of our board of directors. Mr. Greenblatt has been a Managing Partner of Gotham Capital, a hedge fund that he founded, since 1985, and of Gotham Asset Management since 2002. For the past ten years, he has been an Adjunct Professor at Columbia University Business School where he teaches Value and Special Situation Investing. Mr. Greenblatt is the former Chairman of the Board of Alliant Techsystems, a NYSE-listed aerospace and defense company. He is the chairman of Harlem Success Academy, a charter school in New York City. He is the author of two books, You Can Be A Stock Market Genius (Simon & Schuster, 1997) and The Little Book That Beats The Market (John Wiley & Sons, 2005). Mr. Greenblatt earned a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania in 1979 and 1980, respectively.

        Richard P. Meyerowich currently serves as a member of our board of directors. Mr. Meyerowich worked in the New York office of Deloitte & Touche LLP from 1966 to 2005, including as a Senior Partner from 1978 to 2005. Mr. Meyerowich headed the National Investment Management Practice for over ten years and served as lead partner on major investment management entities, including SEC-registered mutual funds, unit investment funds, hedge funds, investment partnerships, separate accounts of insurance companies and commodity pools. He served two terms on the Investment Companies Committee of the American Institute of Certified Public Accountants. Since 2005, he has been an external consultant for Deloitte & Touche on quality control and technical advice. Mr. Meyerowich earned a B.S. in Economics from Wagner College in 1965.

        Myron E. (Mike) Ullman, III currently serves as a member of our board of directors. Mr. Ullman has been the Chairman and Chief Executive Officer of J.C. Penney Company since December 2004. From 1999 until January 2002, he served as Director General, Group Managing Director of LVMH Moet Hennessy Louis Vuitton, a leading luxury goods manufacturer and retailer based in Paris, France.

From 1995 to 1999, Mr. Ullman served as Chairman and Chief Executive Officer of DFS Group Limited, the travel retailer, a majority-owned subsidiary of LVMH. Mr. Ullman served as Chairman and Chief Executive Officer of R.H. Macy & Co., Inc. from May 1992 to January 1995. Mr. Ullman was Group Managing Director of Wharf Holdings, Ltd. in Hong Kong from 1986 to 1989. He served as Executive Vice President of Federated Department Stores division in Dallas from 1982 until 1986. Mr. Ullman currently serves as a director of Starbucks Coffee Company and Vice Chairman of the National Retail Federation. Mr. Ullman is a director and former chairman of the UCSF Medical Center Executive Board in San Francisco and is Chairman of the Board of Mercy Ships International, a global medical and human services charity. Mr. Ullman earned a B.S. in Industrial Management in 1969 from the University of Cincinnati and an Honorary Doctorate from the same school in 2006.

        There are no family relationships among any of our directors or executive officers.

Board Composition

        Our board of directors currently consists of five directors. We have determined that each of Messrs. Galbraith, Meyerowich and Ullman is an "independent" director within the meaning of the applicable rules of the SEC and the NYSE.

        Our bylaws provide that our board of directors will consist of five directors, or such number of directors as fixed by our board of directors from time to time. Our directors are elected for one-year terms to serve until the next annual meeting of our stockholders, or until their successors are duly appointed.

Board Committees

        Although we would qualify for the "controlled company" exemption from certain of the corporate governance rules of the NYSE, our board of directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each consisting solely of independent directors, and our board of directors has adopted charters for its committees that comply with the NYSE and SEC rules relating to corporate governance matters. We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer and our Chief Financial Officer, and a Code of Ethics for Senior Financial Officers. Copies of the committee charters, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for Senior Financial Officers, are available on our website at www.pzena.com and are also available in print, free of charge, upon request to Investor Relations.

        To date, the Company's independent directors have not chosen an individual director to preside at each executive session of the non-management directors, but rather make the determination at each executive session on an ad-hoc basis.

        In order to communicate any concerns with our non-management directors, please send comments to the attention of our Corporate Secretary, Joan F. Berger, at our primary offices located at 120 West 45th Street, 20th Floor, New York, New York 10036. All appropriate correspondence will be forwarded to our non-management directors.

Audit Committee

        Our Audit Committee assists our board of directors in its oversight of the integrity of our financial statements, our independent registered public accounting firm's qualifications and independence, and the performance of our independent registered public accounting firm.

        Our Audit Committee's responsibilities include, among others:

  •
  reviewing the audit plans and findings of our independent registered public accounting firm and our internal audit and risk review staff, as well as the results of regulatory examinations, and tracking management's corrective action plans where necessary;

  •
  reviewing our financial statements, including any significant financial items and/or changes in accounting policies, with our senior management and independent registered public accounting firm;

  •
  reviewing our financial risk and control procedures, compliance programs and significant tax, legal and regulatory matters; and

  •
  having the sole discretion to appoint annually our independent registered public accounting firm, evaluate its independence and performance and set clear hiring policies for employees or former employees of the independent registered public accounting firm.

        Messrs. Galbraith, Meyerowich and Ullman currently serve on the Audit Committee and Mr. Meyerowich serves as its chair. Our board of directors has determined that Mr. Meyerowich is an "audit committee financial expert" as such term is defined in the rules and regulations of the SEC.

Compensation Committee

        Our Compensation Committee assists our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers.

        Our Compensation Committee's responsibilities include:

  •
  reviewing and approving, or making recommendations to our board of directors with respect to, the compensation of our executive officers;

  •
  overseeing and administering, and making recommendations to our board of directors with respect to, our cash and equity incentive plans; and

  •
  reviewing and making recommendations to the board of directors with respect to director compensation.

        Messrs. Galbraith, Meyerowich and Ullman currently serve on the Compensation Committee and Mr. Galbraith serves as its chair.

Nominating and Corporate Governance Committee

        Our Nominating and Corporate Governance Committee assists our board of directors by:

  •
  identifying and recommending to our board of directors individuals qualified to serve as directors of the Company and on committees of the board of directors;

  •
  advising the board of directors on Board composition, procedures and committees;

  •
  initiating and overseeing governance policies such as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for Senior Financial Officers; and

  •
  overseeing the evaluation of the Board and Company management.

        Messrs. Galbraith, Meyerowich and Ullman currently serve on the Nominating and Corporate Governance Committee and Mr. Ullman serves as its chair.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC and NYSE reports of ownership on Form 3 and changes in ownership (including changes in ownership of derivative securities representing the right to acquire our securities) on Forms 4 and 5. Such executive officers, directors and greater than 10% shareholders are required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

        Based on a review of such reports, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% shareholders were complied with in respect of our fiscal year ended December 31, 2007, except that (i) the issuance of Class B common stock and Class B units to Messrs. Goetz and Lipsey and the issuance of Class B common stock, Class B units and options to acquire Class B units to Mr. Palladino, pursuant to the amendment and restatement of Pzena Investment Management, LLC's operating agreement as of October 30, 2007, were reported one business day late; (ii) a purchase of 100 shares of the Company's Class A Common Stock by Mr. Pzena was reported late; and (iii) the acquisition of greater than 10% of the Company's Class A common stock by Pennant Capital Management, LLC on December 28, 2007 was reported late on February 21, 2008.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

        Prior to the consummation of our initial public offering on October 30, 2007, Mr. Pzena and the Executive Committee of our operating company made all determinations regarding executive officer compensation. Currently, the Compensation Committee of our board of directors, which, beginning in October 2007, consists of Messrs. Galbraith, Meyerowich and Ullman, is responsible for determining executive officer compensation. None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as a member of our board of directors or our Compensation Committee.

Compensation Committee Report

        The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth below, and based upon such review and discussions, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report. Each of Messrs. Galbraith, Meyerowich and Ullman approved such inclusion in this report.

Compensation Discussion and Analysis

        This section of the Annual Report summarizes the principles underlying our policies relating to our executive officers' compensation. It generally describes the manner and context in which compensation is earned by, and awarded to, our executive officers and provides perspective on the tables and narratives that follow.

  Philosophy and Objectives of Our Executive Compensation Program

        Our compensation philosophy relies heavily on performance-based cash compensation and equity compensation. The total compensation package is designed to reward past performance and encourage future contributions to achieving the company's strategic goals and enhancing stockholder value.

        We emphasize incentive compensation in our overall compensation package for our executive officers. Our long-term incentive program uses a combination of restricted stock, units and options.

        Our compensation program for our executive officers is designed to meet the following objectives:

  •
  attract and retain top-tier professionals within the investment management industry;

  •
  link total compensation to individual, team and company performance; and

  •
  align executives' interests with those of the Company's stockholders.

  Administration of Our Executive Compensation Program

        Prior to the consummation of our initial public offering on October 30, 2007, the Executive Committee, which includes Mr. Pzena, had responsibility for establishing and administering compensation practices throughout our firm. Currently, it is the responsibility of the Compensation Committee of our board of directors to establish and administer compensation programs and practices with respect to our directors and executive officers, including the named executive officers (as such term is defined below). All of the members of our Compensation Committee are independent directors. Taking into consideration that our initial public offering was completed in late-2007, protocols regarding establishment of our executive officer compensation were in transition for 2007. Accordingly, the company continued to function primarily based on past administrative practices through the end of 2007. In this regard, for 2007, the Compensation Committee confirmed Executive Committee compensation recommendations presented by Mr. Pzena. These recommendations were consistent with past Executive Committee practices regarding salary and bonus compensation. Further, while the 2007 options award portion of Mr. Palladino's compensation was reviewed by the Compensation Committee, Mr. Palladino's remaining 2007 compensation (salary and bonus) was determined by the Executive

Committee in line with previously established practices, including, but not limited to, the use of compensation consultant survey information. Commencing in 2008, we intend to fully transition responsibilities regarding review and approval of executive officer compensation to the Compensation Committee, in accordance with the established protocol reflected in its charter.

  Principal Components of Executive Compensation

        We have established compensation practices that directly link compensation with our performance, as described below. These practices apply to all of our professionals, including our named executive officers, Messrs. Pzena, Goetz, Krishna, Lipsey and Palladino. Ultimately, ownership in our operating company is the primary tool that we use to attract and retain professionals, including the named executive officers. As of March 26, 2008, our employees held 76.8% of the ownership interests in our operating company, the substantial majority of which is held by the four members of the Executive Committee, Messrs. Pzena, Goetz, Krishna and Lipsey, together with their estate planning vehicles.

        We provide the following elements of compensation to our named executive officers:

  (i)
  cash compensation, consisting of a base salary;

  (ii)
  annual discretionary cash bonuses;

  (iii)
  mandatory deferred compensation;

  (iv)
  equity-based compensation and related distributions of earnings of our operating company; and

  (v)
  perquisites.

        Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between currently paid out and long-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

        It is customary in the investment management industry to provide for base salaries and discretionary bonuses to be paid to executives upon whom the company relies for its success. Cash compensation in the form of a fixed base salary and discretionary cash bonuses constitute only a portion of the compensation that we pay our executive officers. We have used a compensation consultant to provide us with survey information concerning compensation levels in the investment management industry.

  (i)
  Base Salary.    Consistent with industry practice, the base salaries for our executive officers generally account for a relatively small portion of their overall compensation. As further discussed below under "Executive Employment Agreements," Messrs. Pzena, Goetz, Krishna and Lipsey received a base salary for 2007 at the annual rate of $300,000.

  (ii)
  Cash Bonuses.    As further discussed below under "Executive Employment Agreements," Messrs. Pzena, Goetz, Krishna and Lipsey may be paid a maximum annual bonus of $2,700,000 each for each of the next three years. In 2007, the determination of the amount of annual bonuses paid to our executive officers generally reflected our overall performance, as well as a number of subjective considerations, including the contributions of the executive officer to our success during the year. In the case of Messrs. Pzena, Goetz, Krishna and Lipsey, the amount of cash bonuses in the future will be determined by the Compensation Committee of our board of directors, in its sole discretion, subject to a maximum annual bonus of $2,700,000 each for each of the next three years.

  (iii)
  Mandatory Deferred Compensation.    The purpose of the Pzena Investment Management, LLC Bonus Plan, which we refer to as the Bonus Plan, is to enable us to attract, retain, motivate and reward highly qualified individuals who provide services to us by, among other things: (a) providing for grants of bonus compensation; and (b) providing that a portion of the bonus awards made to certain highly compensated individuals, including the executive officers, shall be deferred on a mandatory basis and shall vest, and become payable, over a four-year period. These amounts are reflected in the "Non-Equity Incentive Plan Compensation" column of the

    "Summary Compensation Table" below. See "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Bonus Plan" for a more detailed description of our Bonus Plan.

  (iv)
  Equity Based Compensation and Distribution of Earnings of Our Operating Company. We have awarded many of our employees, including our executive officers, ownership interests in our operating company. The substantial majority of the remuneration that members of the Executive Committee receive from us consists of cash distributions in proportion to their respective ownership interests of our operating company. A significant portion of the income received by our Chief Financial Officer from us consists of these distributions as well. The executive officers each have substantial ownership interests in our operating company. They receive distributions in respect of their membership units in the same amount and at the same time as distributions are made on all other membership units, including Class A units, which creates an alignment of their interests with those of our Class A stockholders. In the three years ended December 31, 2007, distributions in respect of membership units owned by each of the executive officers constituted from 65% to 97% of the total income they received from us and we expect that this will continue in the future. A significant portion of the total income that our Chief Financial Officer received from us in this same period was in the form of distributions in respect of his membership interest in our operating company. With respect to 2007, our executive officers received approximately the following cash distributions in proportion to their respective total ownership interests (which includes both compensatory units and capital units) in our operating company, including membership interests held by their estate planning vehicles with respect to which they disclaim beneficial ownership: Mr. Pzena, $61.1 million; Mr. Goetz, $15.1 million; Mr. Krishna, $12.6 million; Mr. Lipsey, $13.5 million; and Mr. Palladino, $0.6 million. These distributions included a one-time payment of undistributed earnings generated prior to our initial public offering.

    We adopted the PIM LLC 2006 Equity Incentive Plan, effective January 1, 2007, which permits the grant of a variety of equity awards relating to membership units of our operating company, including options to purchase membership units and restricted membership units. In 2007, we granted 20,000 options to purchase Class B membership units to our Chief Financial Officer. All options that have been granted under the PIM LLC 2006 Equity Incentive Plan were granted with an exercise price equal to the fair market value of the underlying membership units on the date of grant, as determined by the committee administering the plan.

    We intend to continue to award equity-based incentives under the PIM LLC 2006 Equity Incentive Plan as an incentive to encourage ownership in our operating company. See "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—PIM LLC 2006 Equity Incentive Plan."

  (v)
  Perquisites.    We offer each of our employees, including each of the named executive officers, our investment management services, if they place their funds with us, without charging any advisory fees typically associated with these services. This benefit is provided at no incremental cost to us.

Executive Employment Agreements

        We determined that it was in the best interests of our stockholders and the owners of our operating company to enter into employment agreements with the four members of the Executive Committee, collectively referred to herein as managing principals.

        On October 30, 2007 we entered into employment agreements with each of Messrs. Pzena, Goetz, Krishna and Lipsey. Pursuant to the terms of the individual employment agreements, (i) Mr. Pzena serves as our Chief Executive Officer, Co-Chief Investment Officer; (ii) Mr. Goetz serves as our President, Co-Chief Investment Officer; (iii) Mr. Krishna serves as our President, International; and

(iv) Mr. Lipsey serves as our President, Marketing and Client Service. Each of Messrs. Pzena, Goetz, Krishna and Lipsey will serve for an initial term of three years, subject to automatic, successive one-year extensions thereafter unless either party gives the other 60 days prior notice that the term will not be extended. Each agreement provides for: (i) an annual base salary of $300,000, and (ii) an annual bonus, the amount of which will be determined by our Compensation Committee, subject to a maximum annual bonus of $2,700,000 each for each of the next three years. These annual bonuses will be subject to the provisions of our Bonus Plan further described under Item 12 below. We have not entered into an employment agreement with Mr. Palladino, our Chief Financial Officer.

        The following is a description of certain restrictive covenants by which Messrs. Pzena, Goetz, Krishna and Lipsey, as well as other employee members, have agreed to be bound.

  Non-Competition

        Pursuant to the terms of the amended and restated operating agreement of Pzena Investment Management, LLC, all employees who are members of Pzena Investment Management, LLC have agreed not to compete with us during the term of their employment with us. In addition, each of Messrs. Pzena, Goetz and Lipsey have agreed not to compete with us for a period of three years following the termination of his employment. Mr. Krishna has agreed not to compete with us for a period of 18 months following (i) his notice of resignation, which must be given six months prior to the termination of his employment with us pursuant to his agreement, or (ii) the date of any other termination of his employment with us. Other employee members of Pzena Investment Management, LLC have agreed not to compete with us for a period of up to six months following the termination of his or her employment, if the employee member and his or her permitted transferees collectively hold at that time more than 1% of all the Class B units outstanding and if he or she continues to receive compensation during this non-competition period.

  Non-Solicitation

        The managing principals have agreed not to solicit our clients or any other employees of Pzena Investment Management, LLC during the term of their employment and for three years thereafter. Other employee members of Pzena Investment Management, LLC are subject to similar non-solicitation provisions during the term of their employment and 18 months thereafter.

  Forfeiture of Class B Units

        Unless otherwise determined by our board of directors, in its sole discretion, or previously agreed to by the employee member, his or her permitted transferees and us:

  •
  if an employee member (including a managing principal) is terminated for cause, the employee member and any of his or her permitted transferees would forfeit all of his, her or their unvested Class B units, if any, and a number of vested Class B units that is equal to 75% of the number of vested Class B units collectively held by the employee member and his or her permitted transferees, in each case as of the date of the termination of his or her employment, and

  •
  if a managing principal breaches any of the non-competition or non-solicitation covenants described above, the managing principal and any of his or her permitted transferees would forfeit all of his, her or their unvested Class B units, if any, and an aggregate number of vested Class B units that is equal to 50% of the number of vested Class B units collectively held by the managing principal and his or her permitted transferees, in each case as of the earlier of the date of his or her breach or the termination of his or her employment.

Executive Compensation

        Prior to the consummation of our initial public offering on October 30, 2007, our business was conducted through a limited liability company. As a result, until such date, the compensation of the persons who are our executive officers had not been of the type generally used by corporations, as further described below. The compensation information for Mr. Palladino, as provided in the table below, includes compensation he received while he served only as our Head of Client Service and prior to being appointed our Chief Financial Officer in May 2007.

        The following table sets forth certain summary information concerning compensation provided by Pzena Investment Management, LLC during the fiscal years ended December 31, 2007 and 2006 to our Chief Executive Officer, Chief Financial Officer and the next three most highly compensated executive officers, whom we refer to collectively as the named executive officers. The amounts set forth under the Unit Awards and Option Awards columns are calculated in accordance with the rules of the SEC and may not reflect actual amounts received by the named executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary(2)	Bonus(3)	Unit Awards(4)	Option Awards(5)	Non-Equity Incentive Plan Compensation(6)	All Other Compensation(7)	Total
Richard S. Pzena, Chief Executive Officer, Co-Chief Investment Officer	2007 2006	$260,000 121,950	$1,603,000 2,833,000	$41,988,447 84,893,296	— —	$692,000 —	$33,750 33,000	$44,577,197 87,881,246
Wayne A. Palladino, Chief Financial Officer(1)	2007 2006	250,000 130,000	350,000 351,100	1,345,064 2,650,674	60,400 —	— —	33,750 33,000	2,039,214 3,164,774
John P. Goetz, President, Co-Chief Investment Officer	2007 2006	250,000 121,950	1,479,500 2,533,000	10,711,311 36,415,865	— —	603,000 —	33,750 33,000	13,077,561 39,103,815
A. Rama Krishna, President, International	2007 2006	250,000 129,600	1,403,000 2,325,000	8,254,462 38,350,487	— —	552,000 —	33,750 33,000	10,493,212 40,838,087
William L. Lipsey, President, Marketing and Client Service	2007 2006	250,000 121,950	1,148,000 1,834,000	10,658,523 35,561,064	— —	382,000 —	33,750 33,000	12,472,273 37,550,014

(1)
Mr. Palladino became our Chief Financial Officer in May 2007.

(2)
Amounts represent guaranteed payments made to the named executive officers.

(3)
Amounts represent the aggregate guaranteed and discretionary bonuses paid to the named executive officers for the 2007 and 2006 fiscal years. There were no guaranteed bonuses in 2007. The guaranteed portion of these bonuses for 2006 was as follows: Mr. Pzena, $533,000; Mr. Palladino, $126,100; Mr. Goetz, $333,000; Mr. Krishna, $125,000; and Mr. Lipsey, $334,100.

(4)
Reflects the expense recognized during 2007 and 2006 associated with compensatory units in our operating company, including distributions in respect of such units, calculated pursuant to FAS 123(R). Pursuant to FAS 123(R), our operating company recognizes compensation expense associated with the granting of equity-based compensation based on the grant-date fair value of the award if it is classified as an equity instrument, and on the changes in settlement amount for awards that are classified as liabilities. Our operating company's compensatory unit-based awards had redemption features that necessitated their classification as liabilities and, accordingly, changes to their redemption values subsequent to the grant date have been included as a component of compensation expense. Distributions of $2.5 million, $0.1 million, $1.0 million, $1.9 million and $1.0 million were made to Messrs. Pzena, Palladino, Goetz, Krishna and Lipsey, respectively, and which distributions are attributable to the portion of the compensatory units held by them or their respective estate planning vehicles for the year ended December 31, 2007. For the year ended December 31, 2006, such distributions to Messrs. Pzena, Palladino, Goetz, Krishna and Lipsey totaled $5.7 million, $0.2 million, $2.4 million, $2.1 million and $2.4 million, respectively, with respect to the portion of the compensatory units held by them.

(5)
Amounts reflected represent the fair value of grants, on the date of grant, calculated in accordance with FAS 123(R). For a discussion of the FAS 123(R) assumptions utilized, see Note 2 to our consolidated financial statements beginning on page F-1 of this Annual Report.

(6)
On January 1, 2007, we instituted the Bonus Plan, pursuant to which employees who earn in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount. Deferred amounts contributed by named executive officers may be invested, at their discretion, in certain of our investment strategies or a money market fund. Amounts shown represent the cash compensation deferred. Pursuant to the plan, each deferred amount vests as follows: (i) 25% on the first anniversary; (ii) 50% on the second anniversary; (iii) 75% on the third anniversary; and (iv) 100% on the fourth anniversary, provided that the named executive officer continues in service with us.

(7)
Represents a company contribution to our operating company's simplified employee pension for each named executive officer.

Grants of Plan-Based Awards

        The following table sets forth information concerning grants of options in 2007 to any named executive officer.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options(1)	Exercise or Base Price of Option Awards		Grant Date Fair Value of Option Awards(3)
Wayne A. Palladino	January 1, 2007	20,000	$13.53	(2)	$60,400

    (1)
    Represents options to acquire Class B units of our operating company awarded under the PIM LLC 2006 Equity Incentive Plan.

    (2)
    Represents that fair market value of a Class B unit on the date of grant, as determined by the committee administering the PIM LLC 2006 Equity Incentive Plan.

    (3)
    Amounts reflected represent the fair value of grants, on the date of grant, calculated in accordance with FAS 123(R). For a discussion of the FAS 123(R) assumptions utilized, see Note 2 to our consolidated financial statements beginning on page F-1 of this Annual Report.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information relating to unexercised options held by any named executive officer as of December 31, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price		Option Expiration Date
Wayne A. Palladino	10,000	(1)(2)	$13.53	(3)	January 1, 2017

    (1)
    Represents options to purchase Class B units of our operating company.

    (2)
    All of such options are currently exercisable.

    (3)
    Represents the fair market value of a Class B unit on the date of grant, as determined by the committee administering the PIM LLC 2006 Equity Incentive Plan.

Option Exercises and Units Vested

        The following table sets forth information concerning units of our operating company acquired upon the exercise of options by the named executive officers during 2007 and units of our operating company held by the named executive officers (or their respective estate planning vehicles) that vested during 2007.

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise		Number of Units Acquired on Vesting(2)
Richard S. Pzena	—		3,258,685
Wayne A. Palladino	10,000	(1)	108,310
John P. Goetz	—		811,960
A. Rama Krishna	—		581,005
William L. Lipsey	—		835,255

    (1)
    Represents the number of Class B units of our operating company acquired by the named individual upon the exercise of options to purchase such Class B units held by such individual. The Class B units of our operating company are not publicly-traded. As of December 31, 2007, the named individual had not exchanged these Class B units for shares of our Class A common stock. Therefore, the named individual did not realize any amounts upon exercise of such options.

    (2)
    As of March 31, 2007, we accelerated the vesting of all compensatory units of our operating company (now known as Class B units of our operating company) then subject to vesting so that they became fully vested as of that date. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Unit-based Compensation." As a result of such vesting, the named individual became fully vested in the number of compensatory units set forth next to his name. No amounts were realized by the named individual upon such vesting.

Non-Qualified Deferred Compensation

        The following table sets forth information relating to non tax-qualified deferral of compensation by the named executive officers for the year ended December 31, 2007.

Name	Executive Contributions for Year Ended December 31, 2007(1)	Aggregate Balance at Year Ended December 31, 2007
Richard S. Pzena	$692,000	$692,000
Wayne A. Palladino	—	—
John P. Goetz	603,000	603,000
A. Rama Krishna	552,000	552,000
William L. Lipsey	382,000	382,000

    (1)
    On January 1, 2007, we instituted the Bonus Plan, pursuant to which employees who earn in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount. Deferred amounts contributed by named executive officers may be invested, at their discretion, in certain of our investment strategies or a money market fund. See "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Bonus Plan."

2007 Non-Employee Director Compensation

        The following table sets forth information concerning non-employee director compensation for the year ended December 31, 2007. It is our policy not to pay director compensation to directors who are also our employees.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Steven M. Galbraith	$11,920	$54,004	$65,924
Joel M. Greenblatt	11,920	54,004	65,924
Richard P. Meyerowich	11,920	54,004	65,924
Myron E. Ullman, III	11,920	54,004	65,924

    (1)
    Beginning in 2008, each non-employee director will receive an annual retainer of $70,000, payable, at the director's option, either 100% in cash, or 50% payable in cash and 50% in shares of our Class A common stock. In 2007, each non-employee director received a pro-rated portion of the annual retainer for the time that we were a public company, or $11,920, payable 100% in cash.

    (2)
    On October 30, 2007, in connection with their initial appointment to the board, each non-employee director received a one-time award of restricted shares of our Class A common stock with a value of approximately $54,000. The restricted stock was granted under our 2007 Equity Incentive Plan described below in Item 12 and will vest after a two-year period following the director's appointment to the Board, subject to continuing service on the Board at that time.

Pension Benefits

        As of December 31, 2007, none of the named executive officers was a participant in any defined benefit pension plan, whether tax-qualified or supplemental, which was maintained by us, our operating company, or any of its affiliates.

Termination or Change of Control

        Neither we nor our operating company maintain any termination or change of control programs. However, the PIM LLC 2006 Equity Incentive Plan provides that the Compensation Committee will have the discretion to accelerate the vesting of awards granted thereunder upon the occurrence of certain events, including a change of control of us.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

        The following table sets forth information regarding the beneficial ownership of our Class A and Class B common stock by the following persons as of March 26, 2008 (except as otherwise noted):

  •
  each of our named executive officers;

  •
  each of our directors;

  •
  all of our directors and executive officers as a group; and

  •
  each person or group of affiliated persons known to us to beneficially own more than 5% of our Class A common stock or Class B common stock.

        Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying options and warrants that are exercisable within 60 days of March 26, 2008 are considered to be outstanding. However, the numbers in the percent of combined voting power column do not give effect to any options or warrants held by the persons listed in the table. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

        The address for those individuals for which an address is not otherwise indicated is: c/o Pzena Investment Management, Inc., 120 West 45th Street, New York, New York 10036.

	Class A Shares Beneficially Owned(1)		Class B Shares Beneficially Owned(1)
	Number of Shares	Percent(2)	Number of Shares		Percent(3)	Percent Combined Voting Power
Name of Beneficial Owner
Richard S. Pzena	106	*	24,728,620	(4)	42.7	41.8
Wayne A. Palladino	—	—	289,110	(5)	*	*
John P. Goetz	—	—	6,151,755	(6)	10.6	10.4
A. Rama Krishna	—	—	5,303,915	(6)	9.2	9.0
William L. Lipsey	—	—	5,537,910	(6)	9.6	9.4
Steven M. Galbraith	6,872	*	—		—	*
Joel M. Greenblatt	5,872	*	7,265,291	(7)	12.5	12.3
Richard P. Meyerowich	5,872	*	0		0	*
Myron E. Ullman, III	5,872	*	0		0	*
All executive officers and directors as a group (9 persons)	24,594	*	49,276,601		85.0	83.3
Morgan Stanley(8) 1585 Broadway New York, NY 10036	1,843,999	30.1	—		—	*

Pennant Capital Management, LLC(9) 26 Main Street, Suite 203 Chatham, NJ 07928	794,400	13.0	—	—	*
ClearBridge Advisors, LLC(10) 399 Park Avenue New York, NY 10022	520,810	8.5	—	—	*
Putnam LLC(11) One Post Office Square Boston, MA 02109	390,690	6.4	—	—	*
AXA Financial Inc.(12) 25 Avenue, Matignon 75008 Paris, France	333,400	5.4	—	—	*
Brahman Capital Corp.(13) 655 Third Avenue, 11th Floor New York, NY 10017	313,900	5.1	—	—	*

*
Less than 1%

(1)
Each share of our Class A common stock is entitled to one vote per share and each share of our Class B common stock is entitled to five votes per share, for so long as the number of shares of our Class B common stock outstanding constitutes at least 20% of the total number of shares of our common stock outstanding.

(2)
Based on 6,123,494 shares of Class A common stock outstanding as of March 26, 2008.

(3)
Based on 57,950,910 shares of Class B common stock outstanding as of March 26, 2008.

(4)
Includes 6,258,600 shares of our Class B common stock directly held by certain trusts established by Mr. Pzena for estate planning purposes. Mr. Pzena may be deemed to beneficially own the shares of our Class B common stock that are directly held by these trusts because, pursuant to the terms of the applicable trust agreements, he may be considered to share dispositive power over securities held by these trusts, along with their respective trustees. Mr. Pzena disclaims beneficial ownership of the shares of Class B common stock held by these trusts.

(5)
Includes immediately exercisable options to purchase 10,000 membership units in our operating company which, upon exercise, will entitle Mr. Palladino to the corresponding number of shares of our Class B common stock. Does not include options to purchase 30,000 shares of our Class B common stock, none of which are exercisable within 60 days of March 26, 2008.

(6)
Includes shares of Class B common stock held directly by estate planning vehicles established by the executive officer for the benefit of his family members. The executive officer disclaims beneficial ownership of all shares of Class B common stock directly held by the applicable vehicle.

(7)
By Milestone Associates, LLC, an investment vehicle of which Mr. Greenblatt is the managing member and in which Mr. Greenblatt, together with certain trusts established for the benefit of his immediate family members, beneficially owns 50% of the currently outstanding membership interests.

(8)
The number of shares owned is given as of February 14, 2008, and is based on information included in the Form 13G/A filed by Morgan Stanley and certain subsidiaries with the SEC on such date. According to the Form 13G/A, Morgan Stanley has sole dispositive power over 1,843,999 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power over 1,635,541 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.

(9)
The number of shares owned is given as of February 21, 2008, and is based on information included in the Form 13G filed by Pennant Capital Management, LLC and certain subsidiaries with the SEC on such date.

  According to the Form 13G, Pennant Capital Management, LLC has sole dispositive power over zero shares of our Class A common stock, shared dispositive power over 794,400 shares of our Class A common stock, sole voting power of over zero shares of our Class A common stock and shared voting power over 794,400 shares of our Class A common stock.

(10)
The number of shares owned is given as of February 14, 2008, and is based on information included in the Form 13G filed by ClearBridge Advisors, LLC with the SEC on such date. According to the Form 13G, ClearBridge Advisors, LLC has sole dispositive power over zero shares of our Class A common stock, shared dispositive power over 520,810 shares of our Class A common stock, sole voting power of over zero shares of our Class A common stock and shared voting power over 520,810 shares of our Class A common stock.

(11)
The number of shares owned is given as of February 1, 2008, and is based on information included in the Form 13G filed by Putnam LLC with the SEC on such date. According to the Form 13G, Putnam LLC has sole dispositive power over zero shares of our Class A common stock, shared dispositive power over 390,690 shares of our Class A common stock, sole voting power of over zero shares of our Class A common stock and shared voting power over 137,770 shares of our Class A common stock.

(12)
The number of shares owned is given as of February 14, 2008, and is based on information included in the Form 13G filed by AXA Financial Inc. with the SEC on such date. According to the Form 13G, AXA Financial Inc. has sole dispositive power over 333,400 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 21,200 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.

(13)
The number of shares owned is given as of February 14, 2008, and is based on information included in the Form 13G/A filed by Brahman Capital Corp. and certain subsidiaries with the SEC on such date. According to the Form 13G/A, Brahman Capital Corp. has sole dispositive power over zero shares of our Class A common stock, shared dispositive power over 313,900 shares of our Class A common stock, sole voting power of over zero shares of our Class A common stock and shared voting power over 313,900 shares of our Class A common stock.

Equity Compensation Plan Information

        The table below sets forth certain information as of December 31, 2007, the last day of the fiscal year, for: (i) all equity compensation plans previously approved by our stockholders; and (ii) all equity compensation plans not previously approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders
Pzena Investment Management, LLC 2006 Equity Incentive Plan, or PIM LLC 2006 Equity Incentive Plan	508,310		$14.85	9,605,686	(2)
Pzena Investment Management, Inc. Equity Incentive Plan, or 2007 Equity Incentive Plan	11,112	(1)	—	629,267
Pzena Investment Management, LLC Amended and Restated Bonus Plan, or Bonus Plan	—		—	9,605,686	(2)
Equity compensation plans not approved by security holders(3)	—		—	—
Total	519,422		$14.85	10,234,953

(1)
In 2007 Messrs. Galbraith, Greenblatt, Meyerowich and Ullman were awarded an aggregate of 11,112 shares of restricted Class A common stock under the plan for no consideration. No options, warrants or rights were granted under this plan.

(2)
Represents the total number of remaining securities as of December 31, 2007, which may be collectively granted under the PIM LLC 2006 Equity Incentive Plan and the Bonus Plan.

(3)
All equity compensation plans have been approved by security holders.

Equity Incentive Plans

PIM LLC 2006 Equity Incentive Plan

        The Pzena Investment Management, LLC 2006 Equity Incentive Plan, or the PIM LLC 2006 Equity Incentive Plan, became effective on January 1, 2007 and was amended and restated as of October 30, 2007. The following is a description of the material terms of the PIM LLC 2006 Equity Incentive Plan. The full text of the PIM LLC 2006 Equity Incentive Plan has been filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on December 5, 2007. The PIM LLC 2006 Equity Incentive Plan will be the source of future equity-based awards to our employees, consultants and other service providers of incentive Class B unit options (within the meaning of Section 422 of the Internal Revenue Code), non-qualified Class B unit options, restricted Class B units and other grants of Class B units.

        Administration.    The Compensation Committee of our board of directors administers the PIM LLC 2006 Equity Incentive Plan. The Compensation Committee may delegate its authority to grant awards under the PIM LLC 2006 Equity Incentive Plan in whole or in part as it determines, including to a subcommittee consisting solely of at least two non-employee directors within the meaning of Rule 16b-3 of the Exchange Act and, to the extent required by Section 162(m) of the Internal Revenue Code, "outside directors" within the meaning thereof. The Compensation Committee determines who will receive awards under the PIM LLC 2006 Equity Incentive Plan, as well as the form of the awards, the number of units underlying the awards, and the terms and conditions of the awards consistent with the terms of the PIM LLC 2006 Equity Incentive Plan. The Compensation Committee has full authority to interpret and administer the PIM LLC 2006 Equity Incentive Plan, which determinations will be final and binding on all parties concerned.

        Units Subject to the PIM LLC 2006 Equity Incentive Plan.    The total number of Class B units that may be issued under the PIM LLC 2006 Equity Incentive Plan is 10,113,996, with 9,605,686 remaining at December 31, 2007, subject to adjustment upon the occurrence of certain events, as described below.

        We will make available the number of shares of our Class A common stock necessary to satisfy the maximum number of Class B units that may be issued under the PIM LLC 2006 Equity Incentive Plan. The Class B units underlying any award granted under the PIM LLC 2006 Equity Incentive Plan that expires, terminates or is cancelled or satisfied for any reason without being settled in Class B units will again become available for awards under the PIM LLC 2006 Equity Incentive Plan.

        Unit Options.    The Compensation Committee may award non-qualified or incentive unit options under the PIM LLC 2006 Equity Incentive Plan. Options granted under the PIM LLC 2006 Equity Incentive Plan will become vested and exercisable at such times and upon such terms and conditions as may be determined by the Compensation Committee at the time of grant, but an option will generally not be exercisable for a period of more than ten years after it is granted.

        The exercise price per Class B unit for any options awarded will not be less than the fair market value of the Class B unit on the day the option is granted. To the extent permitted by the Compensation Committee the exercise price of an option may be paid in cash or its equivalent, Class B units having a fair market value equal to the aggregate option exercise price, partially in cash and partially in Class B units, or through the delivery of irrevocable instructions to a broker to sell shares of our Class A common stock issuable upon the exchange of the Class B unit acquired upon exercise of the option and to deliver promptly to us an amount from the proceeds of the sale equal to the aggregate option exercise price.

        Other Unit-Based Awards.    The Compensation Committee, in its sole discretion, may grant Class B units and awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, Class B units. Any of these other Class B unit-based awards may be in such form, and depend on the conditions imposed by the Compensation Committee, including, without limitation, the right to receive, or vest with respect to, one or more units (or the equivalent cash value of such units) upon the completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives. The Compensation Committee may, in its discretion, determine whether other Class B unit-based awards may be payable in cash, Class B units, or a combination thereof.

        LTIP Units.    In the future, we may choose to amend the operating agreement of Pzena Investment Management, LLC to provide for a new class of membership interests that are designed to provide long term incentives to their recipients, or LTIP units, and that may, upon the occurrence of certain events or the recipient's achievement of certain goals, convert into Class B units. To the extent provided for, LTIP Units, whether or not vested, would entitle the participant to receive, currently or on a deferred or contingent basis, distributions or distribution equivalent payments with respect to the number of Class B units corresponding to the LTIP unit or other distributions from our operating company, and may be structured as "profits interests," "capital interests" or other types of interests for federal income tax purposes. If provided for in the operating agreement of our operating company, the Compensation Committee may award LTIP units as free-standing awards or in tandem with other awards under the PIM LLC 2006 Equity Incentive Plan. LTIP units would be subject to such conditions and restrictions as the Compensation Committee may determine, including, but not limited, to the conversion ratio, if any, for LTIP units. In addition, the Compensation Committee may provide that distributions in respect of LTIP units are deemed to be reinvested in additional Class B units or LTIP units.

        Adjustments Upon Certain Events.    In the event of any change in the outstanding number of membership units of Pzena Investment Management, LLC, by reason of any unit dividend or split, any reorganization, recapitalization, merger, consolidation, spin-off or combination, any distribution to holders of units other than cash dividends, or any other transaction similar to any of the foregoing, the Compensation Committee, or its appointed delegate, in its sole discretion, and without liability to any person, may make such substitution or adjustment, if any, as it deems to be equitable, as to: (i) the number or kind of Class B units or other securities issued or reserved for issuance pursuant to the PIM LLC 2006 Equity Incentive Plan or pursuant to outstanding awards; (ii) the option price; and/or (iii) any other affected terms of such awards.

        Transferability.    Unless otherwise determined by the Compensation Committee, no award granted under the plan will be transferable or assignable by the award recipient.

        Amendment and Termination.    We may amend or terminate the PIM LLC 2006 Equity Incentive Plan, but no amendment or termination will be made (i) without the approval of our stockholders, if such action would, except as permitted in order to adjust the shares as described above under the section "—Adjustments Upon Certain Events," increase the total number of shares reserved for the purposes of the PIM LLC 2006 Equity Incentive Plan or increase the maximum number of shares that may be issued hereunder, or change the maximum number of shares for which awards may be granted to any participant; or (ii) without the consent of a participant, if such action would diminish any of the rights of the participant under any award theretofore granted to such participant under the PIM LLC 2006 Equity Incentive Plan; provided, however, that the Compensation Committee may amend the PIM LLC 2006 Equity Incentive Plan, and/or any outstanding awards, in such manner as it deems necessary to permit the PIM LLC 2006 Equity Incentive Plan, and/or any outstanding awards, to satisfy requirements of the Internal Revenue Code or other applicable laws.

2007 Equity Incentive Plan

        On October 24, 2007, we adopted the Pzena Investment Management, Inc. 2007 Equity Incentive Plan, or our 2007 Equity Incentive Plan, which provides for the issuance of awards relating to our Class A common stock to directors, officers and other employees, consultants and advisers who are providing services to us and our subsidiaries.

        Our 2007 Equity Incentive Plan is administered by our Compensation Committee, which has the authority, among other things, to determine who will be granted awards and all of the terms and conditions of such awards. The Compensation Committee is authorized to determine the extent to which an award may be settled, cancelled, forfeited or surrendered, to interpret our 2007 Equity Incentive Plan and any awards granted under our 2007 Equity Incentive Plan, and to make all other determinations necessary or advisable for the administration of our 2007 Equity Incentive Plan. Where the vesting or payment of an award under our 2007 Equity Incentive Plan is subject to the attainment of performance goals, the Compensation Committee will be responsible for certifying that the performance goals have been attained. Neither the Compensation Committee nor the board of directors has the authority under our 2007 Equity Incentive Plan to take any action that (i) would lower the exercise, base or purchase price of any award granted thereunder; (ii) amend the limits on individual participation thereunder; (iii) amend the number of shares available for awards thereunder; or (iv) amend the provisions with respect to administration of our 2007 Equity Incentive Plan, without, in any case, first obtaining the approval of our stockholders.

        A number of shares of our Class A common stock that is equal to 1.0% of the number of shares of our common stock that was outstanding immediately after our initial public offering was made available for awards under our 2007 Equity Incentive Plan, subject to adjustment as described below. The total number of shares available was 640,379, with 629,267 shares remaining as of December 31, 2007. Shares issued under our 2007 Equity Incentive Plan may be authorized but unissued shares or treasury shares. If any shares subject to an award granted under our 2007 Equity Incentive Plan are forfeited, cancelled, exchanged or surrendered or if an award terminates or expires without a distribution of shares, or if shares of stock are surrendered, or withheld as payment of either the exercise price of an award and/or withholding taxes in respect of an award, those shares will again be available for awards under the plan. Upon the exercise of any award granted under our 2007 Equity Incentive Plan in tandem with any other award, the related award will be cancelled to the extent of the number of shares as to which the award is exercised and such shares will not again be available for awards under the plan. In the event that the Compensation Committee determines that any corporate event, such as a dividend or other distribution, recapitalization, stock split, reorganization, merger, spin-off or the like, affects our Class A common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of plan participants, then the Compensation Committee will make those adjustments as it deems necessary or appropriate to any or all of (i) the number and kind of shares or other property that may thereafter be issued in connection with future awards; (ii) the number and kind of shares or other property that may be issued under outstanding awards; (iii) the exercise price or purchase price of any outstanding award; (iv) the performance goals applicable to outstanding awards; and (v) the individual share limitations applicable to awards granted under our 2007 Equity Incentive Plan.

        The performance goals may be expressed in terms of attaining a specified level of the particular criterion, or an increase or decrease in the particular criterion, and may be applied to us or one of our subsidiaries. The Compensation Committee has the authority to make equitable adjustments to the performance goals in recognition of unusual or non-recurring events, in response to changes in laws or regulations, or to account for extraordinary or unusual events. Where an award under our 2007 Equity Incentive Plan is made subject to a performance goal, no compensation may be paid under such award unless and until the Compensation Committee certifies that the goal has been attained.

        The terms and conditions of awards of restricted stock and restricted stock units granted under our 2007 Equity Incentive Plan will be determined by the Compensation Committee and set forth in an award agreement. A restricted stock unit confers on the participant the right to receive a share of our Class A common stock or its equivalent value in cash, in the discretion of the Compensation Committee. These awards will be subject to restrictions on transferability, which will lapse under those circumstances that the Compensation Committee may determine, which may include the attainment of one or more performance goals. The Compensation Committee may determine that the holder of restricted stock or restricted stock units may receive dividends (or dividend equivalents, in the case of restricted stock units) that may be deferred during the restricted period applicable to these awards.

        Our 2007 Equity Incentive Plan also provides for other equity-based awards, the form and terms of which will be as determined by the Compensation Committee, consistent with the purposes of the plan. The vesting, value or payment of one of these awards may be made subject to the attainment of one or more performance goals. The types of awards that may be granted may include, without limitations, stock options and stock bonuses.

        The Compensation Committee has the authority under our 2007 Equity Incentive Plan to establish such procedures and programs that it deems appropriate to provide participants with the ability to defer the receipt of cash, common stock or other property payable with respect to awards granted under the plan.

        Unless earlier terminated, our 2007 Equity Incentive Plan will expire on the tenth anniversary of its effective date. Our board of directors or the Compensation Committee may, at any time, amend, suspend or terminate our 2007 Equity Incentive Plan, in whole or in part. No amendment that requires stockholder approval in order for our 2007 Equity Incentive Plan to continue to comply with Section 162(m) of the Internal Revenue Code, or any other applicable law, will be effective unless the approval is obtained. The Compensation Committee may amend, suspend or terminate an outstanding award, in whole or in part. However, no amendment or termination of our 2007 Equity Incentive Plan, or amendment of any award, will affect adversely the rights of any participant who has an outstanding award under the plan without the participant's consent.

        On October 30, 2007, we filed an S-8 with the SEC to register 640,379 shares of our Class A common stock that may be issued under the 2007 Equity Incentive Plan.

Bonus Plan

        The Pzena Investment Management, LLC Bonus Plan, or the Bonus Plan, became effective on January 1, 2007, and was amended and restated as of October 30, 2007.

        Purpose.    The purpose of the Bonus Plan is to enable us to attract, retain, motivate and reward highly qualified individuals to provide services to us by:

  •
  providing for grants of bonus compensation to eligible employees and members of our operating company;

  •
  providing that a portion of the bonus awards made to certain highly compensated individuals will be deferred on a mandatory basis under the Bonus Plan and will vest, and become payable, over a four-year period; and

  •
  permitting members of Pzena Investment Management, LLC to elect to receive a portion of their bonus compensation that is mandatorily deferred in the form of restricted phantom Class B units of Pzena Investment Management, LLC, or to invest it in certain of our investment strategies.

        Administration.    The Bonus Plan is administered by the Compensation Committee of our board of directors. The Compensation Committee may delegate its authority under the Bonus Plan to a subcommittee of the Compensation Committee.

        Eligibility; Awards.    No later than the last day of a fiscal year, the Compensation Committee will designate, from among our employees and the members of Pzena Investment Management, LLC who provide personal services to us, those individuals eligible for a bonus award for such fiscal year, or an eligible individual, and will determine and specify for each eligible individual the amount of the bonus award that will be awarded to such eligible individual for such fiscal year. In designating the eligible individuals for a fiscal year and in determining the amount of the bonus awards to be granted, the Compensation Committee will take into account any subjective or objective factors that it may, in its sole discretion, deem relevant, including, without limitation, the performance of the eligible individual, the business unit to which the eligible individual provides services, or our firm as a whole. The Compensation Committee may designate as an eligible individual an employee of us or a member of Pzena Investment Management, LLC who terminates his association with us during a fiscal year. Unless deferred under a provision of the Bonus Plan, a bonus award under the Bonus Plan will be paid to the participant in one lump sum in cash in the calendar year following the fiscal year in which it was earned, but no later than March 15th of such calendar year.

        Mandatory Deferral of Restricted Amounts.    Each eligible individual who is allocated a bonus award for a fiscal year, and whose compensation for such fiscal year (including such bonus award) exceeds $600,000, must defer a portion of their compensation, which we refer to as the restricted amount. The restricted amount is 25% of the amount of the eligible individual's compensation for the fiscal year that exceeds $600,000; plus an additional 15% of the amount of the eligible individual's compensation for the fiscal year that exceeds $1,200,000. Each eligible individual who is a member of Pzena Investment Management, LLC and who is entitled to receive a restricted amount in any fiscal year may elect to have the restricted amount credited to an account in his or her name, to receive the restricted amount in the form of restricted phantom Class B units, or a combination thereof. Each eligible individual who is not a member of Pzena Investment Management, LLC and who is entitled to receive a restricted amount in any fiscal year will have the entire restricted amount credited to an account in his name.

        Payment of Awards.    A participant will become vested in the portion of his account related to each bonus earned according to the following schedule: (i) 25% on the first anniversary; (ii) 50% on the second anniversary; (iii) 75% on the third anniversary; and (iv) 100% on the fourth anniversary; provided the participant continues in service with us. A participant will also become fully vested in his entire account, and the restriction period applicable to his restricted phantom Class B units will lapse, if he dies while in service, his service is terminated by us without cause or he voluntarily terminates his service with good reason. Additionally, a participant who voluntarily terminates his service with us and who has, as of the time of such termination, provided services to us for a continuous period of no less than ten years, will continue to vest in his entire account, and in any restricted phantom units for which the restriction period has not lapsed, provided that he does not, on or before an applicable vesting date, compete with us, solicit our employees or clients, or disclose our confidential information. A participant's restricted phantom Class B units will be settled within 30 days of vesting. Except as provided in this paragraph, the unvested portion of his account and any unvested restricted phantom membership units will be forfeited and/or cancelled upon termination of the participant's employment.

        In addition, in the sole discretion of the Compensation Committee, a participant may be entitled to distribution equivalents with respect to restricted phantom Class B units, calculated as follows. On each date that a cash distribution is paid while the restricted phantom Class B are outstanding, a participant's account will be credited with an amount of cash equal to the aggregate dollar amount of the cash distribution that would have been paid had the restricted phantom Class B units been issued as Class B units. The distribution equivalents will be subject to the same terms and conditions applicable to the related restricted phantom Class B units, including, without limitation, provisions related to vesting and payment. Alternatively, in lieu of the account credit described above, a participant's account may, in the sole discretion of the Compensation Committee and to the extent the participant is credited with distribution equivalents, be credited with an additional number of restricted phantom Class B units equal to the number of whole units (valued at fair market value on such date) that could be purchased on such date with the aggregate dollar amount of the cash distribution that would have been paid on the restricted phantom Class B units had they been issued as Class B units. The additional restricted phantom Class B units credited to a participant's account will be subject to the same terms and conditions applicable to the restricted phantom Class B units originally awarded to the participant, including, without limitation, for purposes of vesting and crediting of additional distribution equivalents.

        Amendment and Termination of Plan.    The Compensation Committee may at any time amend, suspend, discontinue or terminate the Bonus Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reorganization Transactions

        Concurrently with the closing of our initial public offering on October 30, 2007, we engaged in a series of related transactions with certain of our directors, each of our executive officers and other persons and entities who became holders of 5% or more of our voting securities upon the consummation of these transactions. Each of these transactions, which we refer to collectively as the reorganization transactions, is described below.

Acquisition of Membership Units of Pzena Investment Management, LLC

        Immediately after the closing of our initial public offering on October 30, 2007, we used the net proceeds of the initial public offering to acquire 6,100,000 of the membership units of Pzena Investment Management, LLC, or the operating company, outstanding as of such date from its three non-employee members. One of the selling members, which received approximately $62,292,000 in connection with the sale of a portion of its membership units, was an entity which became a holder of more than 5% of the combined voting power of our common stock due to its acquisition of our Class B common stock in certain other reorganization transactions (as described below), and is also controlled by Joel Greenblatt (who became one of our directors in connection with our initial public offering). Another selling member was a former employee of our operating company. As a result of this acquisition of 6,100,000 membership units, we owned approximately 9.5% of the outstanding membership units of the operating company.

Amended and Restated Operating Agreement of Pzena Investment Management, LLC

        In connection with our acquisition of 6,100,000 membership units of the operating company, we and the continuing members of the operating company entered into an amended and restated operating agreement for the operating company on October 30, 2007 whereby, among other things, (i) we became the managing member of the operating company; (ii) the membership units that we acquired were reclassified as Class A units and holders of Class A units were designated as Class A members; and (iii) the 57,937,910 membership units held by the continuing members, then representing 90.5% of the operating company's outstanding membership units, were reclassified as Class B units and holders of Class B units were designated as Class B members. The Class B members at that time included (i) the four members of the Executive Committee, each of whom (either individually, or in combination with their estate planning vehicles) also became holders of more than 5% of the combined voting power of our common stock due to their acquisition of our Class B common stock in the reorganization; (ii) other of the operating company's employees; and (iii) an entity which became a holder of more than 5% of the combined voting power of our common stock due to its acquisition of our Class B common stock in the reorganization, and is also controlled by Joel Greenblatt (who became one of our directors in connection with our initial public offering).

        The operations of Pzena Investment Management, LLC, and the rights and obligations of its members, are set forth in the operating company's amended and restated operating agreement, the material terms of which are described below.

Governance

        We serve as the sole managing member of the operating company. As such, we control its business and affairs and are responsible for the management of its business. We also have the power to delegate certain of our management responsibilities to an Executive Committee consisting of our Chief Executive Officer, Mr. Pzena, and the officers appointed by him to serve as members of the committee.

Currently, Mr. Pzena and each of our Presidents, Messrs. Goetz, Krishna and Lipsey, serve as members of the Executive Committee.

Issuances and Transfers of Units; Voting and Economic Rights of Members

        The operating company may issue Class A units and Class B units. Class A units may only be issued to us, as the sole managing member, and are non-transferable. Class B units may only be issued to persons or entities to which we agree to issue membership units in exchange for cash or other consideration, including the services of the operating company's employees. Class B units may only be transferred to permitted transferees, subject to such conditions as we may specify. A holder of Class B units may not transfer any Class B units to any person unless he or she transfers an equal number of shares of our Class B common stock to the same transferee.

        Holders of Class B units have no voting rights, except for the right to approve amendments to the amended and restated operating agreement that adversely affects the rights of the holders of Class B units and to approve certain material corporate transactions. See "—Amendments" and "—Material Corporate Transactions."

        Each Class A unit and Class B unit entitles holders to the same economic rights. Net profits and net losses of the operating company are allocated, and distributions by the operating company are made, to members pro rata in accordance with the number of membership units they hold (whether or not vested). The operating company makes distributions to members for the purpose of funding their tax obligations in respect of the portion of the operating company's taxable income that is allocated to them. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the operating company allocable per membership unit multiplied by an assumed tax rate equal to the highest combined U.S. federal, state and local tax rate applicable to any member (taking into account the deductibility of state and local taxes for U.S. federal income tax purposes). However, our operating company may not make any distributions to its members if doing so would violate any agreement to which it is then a party or any law then applicable to it, have the effect of rendering it insolvent, or result in it having net capital lower than that required by applicable law.

Coordination of Pzena Investment Management, Inc. and Pzena Investment Management, LLC

        Whenever we issue a share of our Class A common stock for cash, we will either contribute the net proceeds to the operating company in exchange for one Class A unit or purchase one Class B unit from a Class B member in exchange for such net proceeds (which Class B unit will be automatically converted into a Class A unit). Whenever we issue a share of our Class A common stock pursuant to our 2007 Equity Incentive Plan, we will contribute all of the proceeds from such issuance (if any) to the operating company, which will issue us a Class A unit with the same restrictions, if any, attached to such Class A common stock. In the event that we issue other classes or series of our equity securities, the operating company will issue, and Class B units (if any) transferred to us by its members in exchange for our newly issued equity securities will be automatically converted into, an equal amount of equity securities of the operating company with designations, preferences and other rights and terms that are substantially the same as our newly issued equity securities. Conversely, if we redeem any shares of our Class A common stock (or our equity securities of other classes or series) for cash, the operating company will, immediately prior to our redemption, redeem an equal number of Class A units (or its equity securities of the corresponding classes or series) held by us, upon the same terms and for the same price, as the shares of our Class A common stock (or our equity securities of such other classes or series) are redeemed.

        The operating company may also, from time to time, issue such other classes or series of membership units having such relative rights, powers and duties and interests in profits, losses, allocations and distributions of the operating company as may be designated by us.

        As managing member, we have agreed not to conduct any business other than the management and ownership of Pzena Investment Management, LLC and its subsidiaries, or own any other assets (other than on a temporary basis), although we may incur indebtedness and may take other actions if we determine in good faith that such indebtedness or other actions are in the best interest of Pzena Investment Management, LLC. In addition, membership units of Pzena Investment Management, LLC, as well as our common stock, will be subject to equivalent stock splits, dividends and reclassifications.

Material Corporate Transactions

        In the event that Pzena Investment Management, LLC proposes to engage in a material corporate transaction, including a merger, consolidation, dissolution or sale of substantially all of its assets, we, in our capacity as the managing member, along with a majority in interest of the holders of the Class B units, have the power and authority to approve such a transaction. In addition, in the event that we, in our capacity as the managing member, along with a majority in interest of the holders of the Class B units, determine that all (or any portion) of the Class A units and Class B units, should be sold to a third party purchaser, we have the right to compel the holders of Class B units to sell all or the same portion of their Class B units to this third party purchaser.

Exchange Rights

        Pursuant to the amended and restated operating agreement, each vested Class B unit is exchangeable for a share of our Class A common stock, subject to the exchange timing and volume limitations described below. We have reserved for issuance 68,051,906 shares of our Class A common stock, which is the aggregate number of shares of our Class A common stock that may be issued upon the exchanges of (i) the 57,937,910 Class B units that were outstanding as of December 31, 2007; (ii) the Class B units issued upon the ultimate exercise of the options to acquire 508,310 Class B units that were outstanding as of December 31, 2007; and (iii) the 9,605,686 additional Class B units that may be granted pursuant to the PIM LLC 2006 Equity Incentive Plan as of December 31, 2007.

        Holders of Class B units may exchange their vested Class B units for shares of our Class A common stock at the times and in the amounts described below.

        Managing Principals.    Each year, in the period beginning on the first effective date of the Form S-3 registration statement described under "—Resale and Registration Rights Agreement," which we refer to as the shelf registration statement, and ending on the date of the termination of employment of a managing principal (who are Messrs, Pzena, Goetz, Krishna and Lipsey) with us, a managing principal and his permitted transferees may collectively exchange up to the number of vested Class B units that equals 15% of all Class B units they collectively hold as of the first day of that year, in accordance with the timing restrictions described under "—Resale and Registration Rights Agreement." For the three-year period following the managing principal's termination, the managing principal and his permitted transferees may not exchange any of their Class B units. Thereafter, they may exchange the remainder of their Class B units when they vest, subject to the same timing restrictions.

        Other Employee Members.    Each year, in the period beginning on the first effective date of the shelf registration statement and ending on the date of termination of employment of an employee member other than our managing principals, he or she and his or her permitted transferees, may collectively exchange up to the number of vested Class B units that equals 15% of all Class B units they collectively hold as of the first day of that year, in accordance with the timing restrictions described under "—Resale and Registration Rights Agreement." For the one-year period following the employee's termination, the employee and his or her permitted transferees may not exchange any of their Class B units. Within the following six months, they may exchange vested Class B units so long as, except as may be agreed by us, the employee retains a number of vested Class B units equal to at least

25% of the number of vested Class B units collectively held by the employee and his or her permitted transferees on the date of the termination of employment with us, subject to the same timing restrictions. Thereafter, they may exchange the remainder of their Class B units when they vest, subject to the same timing restrictions.

Non-Employee Members. Each year, in the period beginning on the first effective date of the shelf registration statement and ending on the third anniversary of our initial public offering, the non-employee members of our operating company immediately after our initial public offering (which includes an entity controlled by Mr. Greenblatt, one of our directors) may exchange up to 15% of the Class B units they hold as of the first day of that year, in accordance with the timing restrictions described under "—Resale and Registration Rights Agreement." Thereafter, these non-employee members may sell the remainder of their Class B units, subject to the same timing restrictions.

        Exceptions.    If the amount of income taxes that employee members are required to pay due to the grant or vesting of their Class B units, the exercise of their options to acquire Class B units and/or the exchange of their Class B units for shares of our Class A common stock (whether or not they are employees at the time that the tax payment obligation arises) exceeds the net proceeds they would receive upon the sale of all shares of our Class A common stock issued to them in exchange for 15% of the Class B units that they hold as of the first day of the year with respect to which the tax is payable, then they are entitled to exchange an amount of vested Class B units, and resell an equivalent amount of shares of our Class A common stock issued upon exchange, such that the net proceeds from the sale of this amount of shares would enable them to pay all such taxes due. In addition, we may allow holders of Class B units to make exchanges in amounts exceeding those described above at any time following the effective date of the shelf registration statement, which determination may be withheld, delayed, or granted on such terms and conditions as the Board may determine, in its sole discretion.

Restrictive Covenants

        Non-Competition.    All employees who are members of the operating company have agreed not to compete with us during the term of their employment with us. In addition, each of Messrs. Pzena, Goetz and Lipsey have agreed not to compete with us for a period of three years following the termination of his employment. Under the terms of his executive employment agreement, Mr. Krishna has agreed not to compete with us for a period of 18 months following (i) his notice of resignation, which must be given six months prior to the termination of his employment with us pursuant to this agreement, or (ii) the date of any other termination of his employment with us. The other employee members have agreed not to compete with us for a period of up to six months following the termination of his or her employment, if the employee member and his or her permitted transferees collectively hold at that time more than 1% of all the Class B units outstanding and if he or she continues to receive compensation during this non-competition period.

        Non-Solicitation.    The managing principals have agreed not to solicit our clients or any other employees of Pzena Investment Management, LLC during the term of their employment and three years thereafter. Other employee members will be subject to similar non-solicitation provisions during the term of their employment and 18 months thereafter.

        Confidential Information.    All employee members have agreed to protect the confidential information of Pzena Investment Management, LLC. This covenant will survive the termination of their employment.

Forfeiture of Class B Units

        Unless otherwise determined by our board of directors, in its sole discretion, or previously agreed to by the employee member, his or her permitted transferees and us:

  •
  if an employee member is terminated for cause, the employee member (and, to the extent of any Class B units transferred after our initial public offering, his or her permitted transferees) would forfeit all of his, her or their unvested Class B units, if any, and a number of vested Class B units that is equal to 75% of the number of vested Class B units collectively held by the employee member and his or her permitted transferees, in each case as of the date of the termination of his or her employment,

  •
  if a managing principal breaches any of the non-competition or non-solicitation covenants described above, the managing principal (and, to the extent of any Class B units transferred after our initial public offering, his or her permitted transferees) would forfeit all of his, her or their unvested Class B units, if any, and an aggregate number of vested Class B units that is equal to 50% of the number of vested Class B units collectively held by the managing principal and his or her permitted transferees, in each case as of the earlier of the date of his or her breach or the termination of his or her employment, and

  •
  if an employee member (other than a managing principal) breaches any of the non-competition or non-solicitation covenants described above, the employee member (and, to the extent of any Class B units transferred after our initial public offering, his or her permitted transferees) would forfeit all of his, her or their unvested Class B units, if any, and a number of vested Class B units that is equal to 25% of the number of vested Class B units collectively held by the employee member and his or her permitted transferees, in each case as of the earlier of the date of his or her breach or the termination of his or her employment.

Indemnification and Exculpation

        To the extent permitted by applicable law, Pzena Investment Management, LLC will indemnify us, as its managing member, its authorized officers, its other employees and agents from and against any losses, liabilities, damages, costs, expenses, fees or penalties incurred by any acts or omissions of these persons, provided that the acts or omissions of these indemnified persons are not the result of fraud, intentional misconduct or a violation of the implied contractual duty of good faith and fair dealing, or any lesser standard of conduct permitted under applicable law.

        We, as the managing member, and the authorized officers and other employees and agents of Pzena Investment Management, LLC, will not be liable to Pzena Investment Management, LLC, its members or their affiliates for damages incurred by any acts or omissions of these persons, provided that the acts or omissions of these exculpated persons are not the result of fraud, intentional misconduct or a violation of the implied contractual duty of good faith and fair dealing, or any lesser standard of conduct permitted under applicable law.

Amendments

        The amended and restated operating agreement of Pzena Investment Management, LLC may be amended with the consent of the managing member and a majority in interest of the holders of Class B units, provided that the managing member may, without the consent of any Class B member, make certain amendments that, generally, are not expected to adversely affect Class B members.

        Notwithstanding the foregoing, no amendment may

  •
  materially and adversely affect the rights of a Class B member in a manner that discriminates against that Class B member vis-à-vis other Class B members, or increase the capital contributions obligations of a Class B member, without the consent of the affected Class B member;

  •
  modify or amend the non-competition, non-solicitation, confidentiality or vesting and forfeiture provisions in a manner that is adverse to an employee member without either the employee member's consent or, with respect to amendments that will apply to all employee members that receive 60 days prior notice of the amendment, with the approval of two-third in interest of the Class B members; or

  •
  modify or amend any provision of the agreement requiring approval of any specified group or sub-group of Class B members without obtaining the approval of that specified group or sub-group.

Tax Receivable Agreement

        On October 30, 2007, we entered into a tax receivable agreement with each holder of Class B units of Pzena Investment Management, LLC outstanding on that date. The terms of this agreement also apply to Class B units that have been or may be issued after such date to existing or new Class B members of the operating company. If applicable, any such new Class B members will become parties to this agreement.

        This agreement requires us to pay holders of Class B units 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as discussed below) as a result of the increases in tax basis described above and certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments thereunder. Cash savings in income tax are computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase in our share of the tax basis of the tangible and intangible assets of Pzena Investment Management, LLC. The term of the Tax Receivable Agreement continues until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the Tax Receivable Agreement for an amount based on an agreed-upon value of payments remaining to be made thereunder. The Tax Receivable Agreement also provides that, upon certain mergers, asset sales, other forms of business combinations or other changes of control, our (or our successors') obligations with respect to exchanged or acquired Class B units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the agreement.

Resale and Registration Rights Agreement

        On October 30, 2007, we entered into a resale and registration rights agreement with each holder of Class B units of Pzena Investment Management, LLC outstanding on that date. The terms of this agreement also apply to Class B units that have been or may be issued after such date to existing or new Class B members of the operating company. If applicable, any such new Class B members will become parties to this agreement.

        Pursuant to this agreement, any shares of Class A common stock issued upon exchange of Class B units will be eligible for resale pursuant to a registration statement on Form S-3, or the shelf registration statement, subject to the resale timing and manner limitations described below. Pursuant to this agreement, we committed to use our best efforts to:

  •
  file a shelf registration statement in order to register the resale of these shares of Class A common stock as soon as practicable after the date that we become eligible to use Form S-3 under the Securities Act, which is expected to be one year after the consummation of our IPO, and

  •
  cause the SEC to declare the shelf registration statement effective as soon as practicable thereafter.

        From the first effective date of this shelf registration statement until the fourth anniversary of the consummation of our initial public offering, holders of Class B units, subject to the exchange timing and volume limitations described above under "—Amended and Restated Operating Agreement of Pzena Investment Management, LLC—Exchange Rights," will only be able to sell the shares of Class A common stock issued upon exchange in connection with a public offering, which may be an underwritten offering or a block trade. We will determine the timing and manner of these public offerings, but are required to provide for at least one public offering in each twelve-month period from the effective date of this shelf registration statement until the fourth anniversary of our initial public offering. However, if we fail to provide for a public offering by the end of any such twelve-month period, each holder of Class B units who is then eligible to exchange Class B units, may exercise its exchange right and resell the shares issued upon exchange in any manner of sale permitted under the registration statement or otherwise available to the holder. Thereafter, holders of Class B units will be able to exchange their Class B units for shares of our Class A common stock, subject to the exchange timing and volume limitations described above, and will be permitted to sell their shares in any manner, but only at times determined by us, in our sole discretion.

        We have agreed to indemnify the holders of Class B units against any losses or damages resulting from any untrue statement, or omission of material fact, in any registration statement or prospectus pursuant to which they may sell the shares of our Class A common stock that they receive upon exchange of their Class B units, unless such liability arose from the selling stockholder's misstatement or omission, and the holders have agreed to indemnify us against all losses caused by their misstatements or omissions. We will pay certain expenses incident to our performance under the registration rights agreement, and the selling stockholders will pay certain other expenses, in addition to their respective portions of all underwriting discounts, commissions and transfer taxes relating to the sale of their shares of Class A common stock pursuant to the registration rights agreement.

Issuance of Class B Common Stock

        On October 30, 2007, pursuant to the terms of our amended and restated charter, we issued Richard S. Pzena 24,728,620, Wayne A. Palladino 289,110, John P. Goetz 6,151,755, A. Rama Krishna 5,303,915, William A. Lipsey 5,537,910 and Joel M. Greenblatt 7,265,291 Class B units and the equivalent number of shares of our Class B common stock in exchange for the Class B member's payment of the par value of our Class B common stock. To the extent that the operating company has issued, or may issue, additional Class B units after such date to existing or new Class B members of the operating company, the terms of the charter provide for the issuance of the equivalent number of shares of our Class B common stock to the holders of such Class B units.

        Each share of our Class B common stock entitles its holder to five votes, until the first time that the number of shares of our Class B common stock outstanding constitutes less than 20% of the number of all shares of our common stock outstanding. After this time, each share of our Class B common stock will entitle its holder to one vote. As of December 31, 2007 our Class B common stockholders collectively held approximately 97.9% of the combined voting power of our common stock. When a Class B unit is exchanged for a share of our Class A common stock, forfeited as a result of applicable vesting provisions, or forfeited as result of a breach of any restrictive covenants contained in the operating company's amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed and cancelled by us. Conversely, to the extent that we cause Pzena Investment Management, LLC to issue additional Class B units to our employees pursuant to the PIM LLC 2006 Equity Incentive Plan, or otherwise, these Class B members will be entitled to receive an equivalent number of shares of our Class B common stock.

Stockholders' Agreement Among Class B Stockholders

        On October 30, 2007, we entered into a stockholders' agreement with each holder of Class B common stock outstanding on that date. The terms of this agreement also apply to shares of Class B common stock that have been or may be issued after such date to existing or new Class B members of the operating company. If applicable, any such new Class B common stockholders will become parties to this agreement.

        Pursuant to this agreement, each of the Class B common stockholders agreed to vote all their shares of Class B common stock together on any matter submitted to our common stockholders for a vote. Prior to any vote of our common stockholders, this agreement provides for a separate, preliminary vote of the shares of Class B common stock on each matter upon which a vote of all common stockholders is proposed to be taken. In this preliminary vote, the participating Class B common stockholders may vote all of the shares of Class B common stock then owned by them in the manner that each may determine in his, her or its sole discretion. Each Class B common stockholder must then vote all of their shares of Class B common stock in accordance with the vote of the majority of the shares of Class B common stock present (in person or by proxy) and voting in this preliminary vote. In order to give effect to these voting provisions, each of these Class B common stockholders granted Mr. Pzena an irrevocable proxy to vote all their shares of Class B common stock in accordance with the vote of this majority in any vote of our common stockholders. In addition, each holder of shares of Class B common stock has agreed that:

  •
  the holder will not transfer any shares of Class B common stock to any person unless the holder transfers an equal number of Class B units to the same person; and

  •
  in the event the holder transfers any Class B units to any person, the holder will transfer an equal number of shares of Class B common stock to the same person.

        This agreement may only be amended with the consent of the holders of a majority of the shares of Class B common stock that are party to the agreement.

Other Related Party Transactions

        Additionally, set forth below is a description of certain transactions between Pzena Investment Management, LLC and certain of our directors, executive officers and beneficial owners of more than 5% of our voting securities, or their respective family members.

        Our operating company manages the personal funds of many of its employees, including each of our executive officers, pursuant to investment management agreements in which it has waived its regular advisory fees. In addition, it manages the personal funds of some of its employees' family members at reduced advisory fee rates. In 2007, the aggregate value of the fees that we waived was approximately $170,000 with respect to accounts beneficially owned by a private fund in which certain of our executive officers invest.

        In May 2006, our operating company entered into a customer services agreement with Humble Monkey, LLC, of which Mr. Pzena's brother owns approximately 10% of the equity, under which Humble Monkey provides information technology services to our operating company. The initial term of this agreement ended in May 2007 and was automatically renewable for additional one-year periods, unless earlier terminated. We renewed this agreement upon the expiration of its initial term. Prior to the execution of this agreement, Humble Monkey provided our operating company with similar services on a non-contractual basis for a number of years. For 2007, Humble Monkey billed our operating company approximately $659,890 for these services under this contract. We believe that the terms of this agreement are no less favorable than we could have obtained from an unrelated third party.

        In May 2007, our operating company entered into a customer services agreement with Storage Monkey, LLC, of which Mr. Pzena's brother owns approximately 5% of the equity, under which Storage Monkey provides disaster recovery services to our operating company. The initial term of this agreement ends in May 2008 and is automatically renewable for additional one-year periods, unless earlier terminated. Prior to the execution of this agreement, Storage Monkey provided our operating company with similar services on a non-contractual basis for a number of years. For 2007, Storage Monkey billed our operating company approximately $267,875 for these services. We believe that the terms of this agreement are no less favorable than we could have obtained from an unrelated third party.

        In January 2007, Mr. Pzena repaid in full the principal amount and all accrued interest of a loan we made to him in December 2006. The loan was for $200,000, with interest thereon accruing monthly at the short-term annual applicable federal rate for December 2006 (4.97% per annum).

        Certain of our executive officers have invested in entities that are owned or managed by our operating company. As of December 31, 2007, membership interests in Pzena Global Value Service include: a $0.1 million interest of Wayne A. Palladino and a $6.5 million interest of a private fund in which certain of our executive officers have invested in their individual capacities. The private fund also has a $6.3 million interest in Pzena International Value Service. Both Pzena Global Value Service and Pzena International Value Service are series of Pzena Investment Management International, LLC, which is managed by our operating company. Mr. Pzena also invested in the following entities, all of which are managed and co-owned by our operating company: a $1,000 initial investment in each of the Pzena Mega Cap Value Fund and the Pzena Large Cap Value Fund II, and a $2,000 initial investment in each of Pzena Emerging Market Countries Value Service and Pzena Emerging Market Focused Value Service, each a series of Pzena Investment Management International, LLC. During 2007, Mr. Pzena had a membership interest of approximately $4 million at its highest, in PAI Hedged Value Fund, LLC, which was co-owned by our operating company; this partnership was liquidated prior to December 31, 2007.

Related Person Transaction Policy

        We have adopted a policy regarding the approval of any transaction or series of transactions in which we or any of our subsidiaries is a participant, the amount involved exceeds $120,000, and a "related person" (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person must promptly disclose to our General Counsel any "related person transaction" (defined as any transaction that is required to be disclosed under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts about the transaction. The General Counsel will then assess and promptly communicate that information to the Audit Committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, this board committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to this board committee, which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction.

Director Independence

        Under the NYSE corporate governance rules, a majority of the Board of Directors (and each member of the Audit, Compensation and Nominating and Corporate Governance Committees) must be independent. Under the NYSE Corporate Governance rules, a director is deemed independent if the director has no disqualifying relationship as defined in the NYSE corporate governance rules and if the Board of Directors has affirmatively determined that the director has no material relationship with the Company, either directly or as a partner, stockholder, officer or employee of an organization that has a relationship with the Company.

        The Board of Directors has determined that Messrs. Galbraith, Meyerowich and Ullman are each "independent" for purposes of NYSE corporate governance rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Aggregate fees for professional services rendered to us by Ernst & Young LLP for the years ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006
	(in thousands)
Audit and Audit-Related Fees	$1,895	$446
Tax Fees	91	—
Other Fees	123	—

Total	$2,109	$446

        Audit and audit-related fees for 2006 were for professional services rendered for the audit of the consolidated financial statements of Pzena Investment Management, LLC. Audit and audit-related fees for 2007 were for professional services rendered for the audits of the consolidated financial statements of Pzena Investment Management, Inc., and its subsidiaries, and review procedures rendered with respect to the Company's initial public offering.

        Tax fees for 2007 were for services related to tax compliance, tax planning and tax advice.

        Other fees for 2007 related to professional services rendered for additional verification procedures in relation to the audit of the Company's subsidiaries.

Pre-Approval Policy

        The charter of our Audit Committee provides that the Audit Committee shall appoint our independent auditors and shall review and approve in advance our independent auditors' annual engagement letter, including the proposed fees contained therein, as well as all audit and all permitted non-audit engagements and relationships between us and our independent auditors. The charter of the Audit Committee further provides that audit and permitted non-audit services may be approved in advance: (i) by the Audit Committee, or by one or more members of the Audit Committee designated by the Audit Committee; or (ii) based on policies and procedures adopted by the Audit Committee, provided that (a) the policies and procedures are detailed as to the particular service, (b) the Audit Committee is informed of each service on a timely basis, (c) such policies and procedures do not include delegation of the Audit Committee's responsibilities to management, and (d) such policies and procedures are disclosed in our Annual Report. To date, the Audit Committeee has not adopted any policies and procedures relating to the pre-approval of audit and permitted non-audit services.

        Notwithstanding the foregoing requirement of the charter of the Audit Committee that audit and permitted non-audit services must be approved in advance, pre-approval is not necessary for minor non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total revenues paid by us to our auditors during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by us at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee. We refer to the foregoing as the "De Minimus Exception." None of the services listed above for 2007 were approved pursuant to the De Minimus Exception.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.
Financial Statements

2.
Financial Statement Schedules

        There are no Financial Statement Schedules filed as part of this Annual Report, since the required information is included in our consolidated financial statements and in the notes thereto.

3.
Exhibit List

Exhibit	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Pzena Investment Management, Inc., effective as of October 30, 2007(1)
3.2	Amended and Restated Bylaws of Pzena Investment Management, Inc., effective as of October 30, 2007(1)
4.1	Form of Pzena Investment Management, Inc. Class A Common Stock Certificate(2)
4.2	Form of Exchange Rights of Class B Members(2)
4.3	Resale and Registration Rights Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Holders named on the signature pages thereto(1)
4.4	Class B Stockholders' Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Stockholders named on the signature pages thereto(1)
10.1	Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Members named on the signature pages thereto(1)
10.2	Tax Receivable Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto(1)
10.3	Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan(1)
10.4	Pzena Investment Management, LLC Amended and Restated Bonus Plan(1)

10.5	Pzena Investment Management, Inc. 2007 Equity Incentive Plan(1)
10.6	Credit Agreement, dated as of July 23, 2007 among Pzena Investment Management, LLC, as the Borrower, Bank of America, N.A., as Administrative Agent and as a Lender and L/C Issuer(3)
10.7	Amendment No.1 to Credit Agreement, dated as of February 11, 2008 among Pzena Investment Management, LLC, as the Borrower, Pzena Alternative Investments, LLC, as the Guarantor and Bank of America, N.A., as Administrative Agent and as a Lender(4)
10.8	Lease, dated as of February 4, 2003, between Magnolia Associates, Ltd. and Pzena Investment Management, LLC and the amendments thereto dated as of March 31, 2005 and October 31, 2006(5)
10.9	Executive Employment Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and Richard S. Pzena(1)
10.10	Executive Employment Agreement for John P. Goetz, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and John P. Goetz(1)
10.11	Amended and Restated Executive Employment Agreement for A. Rama Krishna, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and A. Rama Krishna(1)
10.12	Amended and Restated Executive Employment Agreement for William L. Lipsey, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and William L. Lipsey(1)
10.13	Indemnification Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard S. Pzena(1)
10.14	Indemnification Agreement for Steven M. Galbraith, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Steven M. Galbraith(1)
10.15	Indemnification Agreement for Joel M. Greenblatt, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Joel M. Greenblatt(1)
10.16	Indemnification Agreement for Richard P. Meyerowich, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard P. Meyerowich(1)
10.17	Indemnification Agreement for Myron E. Ullman, III, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Myron E. Ullman, III(1)
14.1	Code of Business Conduct and Ethics (filed herewith)
14.2	Code of Ethics for Senior Financial Officers (filed herewith)
16.1	Letter, dated June 11, 2007, from J.H. Cohen LLP to the Securities and Exchange Commission regarding Pzena Investment Management, LLC's change in independent accountants(6)
21.1	List of Subsidiaries of Pzena Investment Management, Inc. (filed herewith)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)
23.2	Consent of J.H. Cohn LLP (filed herewith)
23.3	Consent of J.H. Cohn LLP (filed herewith)
23.4	Consent of J.H. Cohn LLP (filed herewith)

23.5	Consent of J.H. Cohn LLP (filed herewith)
23.6	Consent of J.H. Cohn LLP (filed herewith)
23.7	Consent of J.H. Cohn LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)
Previously filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 5, 2007.

(2)
Previously filed as an exhibit to Amendment No. 4 of the Registration Statement on Form S-1 (No. 333-143660) of Pzena Investment Management, Inc., which was filed with the Securities and Exchange Commission on October 22, 2007.

(3)
Previously filed as an exhibit to Amendment No. 2 of the Registration Statement on Form S-1 (No. 333-143660) of Pzena Investment Management, Inc., which was filed with the Securities and Exchange Commission on August 6, 2007.

(4)
Previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008.

(5)
Previously filed as an exhibit to Amendment No. 1 of the Registration Statement on Form S-1 (No. 333-143660) of Pzena Investment Management, Inc., which was filed with the Securities and Exchange Commission on July 10, 2007.

(6)
Previously filed as an exhibit to the Registration Statement on Form S-1 (No. 333-143660) of Pzena Investment Management, Inc., which was filed with the Securities and Exchange Commission on June 11, 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Pzena Investment Management, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2008

Pzena Investment Management, Inc.
By:	/s/ RICHARD S. PZENA Name: Richard S. Pzena Title: Chief Executive Officer

        Each person whose signature appears below constitutes and appoints Wayne A. Palladino and Joan F. Berger, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to effectuate the intent and purpose of this paragraph, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pzena Investment Management, Inc. and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ RICHARD S. PZENA Richard S. Pzena	Chief Executive Officer	March 28, 2008
/s/ WAYNE A. PALLADINO Wayne A. Palladino	Chief Financial Officer	March 28, 2008
/s/ STEVEN M. GALBRAITH Steven M. Galbraith	Director	March 28, 2008
/s/ JOEL M. GREENBLATT Joel M. Greenblatt	Director	March 28, 2008
/s/ RICHARD P. MEYEROWICH Richard P. Meyerowich	Director	March 28, 2008
/s/ MYRON E. ULLMAN, III Myron E. Ullman, III	Director	March 28, 2008

SHAREHOLDER INFORMATION

Board of Directors

Richard S. Pzena, Chairman, Chief Executive Officer and Co-Chief Investment Officer of Pzena Investment Management, Inc.

Steven M. Galbraith, Partner, Maverick Capital

Joel M. Greenblatt, Managing Partner of Gotham Capital and Gotham Asset Management

Richard P. Meyerowich, External consultant and former Senior Partner of Deloitte & Touche LLP

Myron E. Ullman, III, Chairman and Chief Executive Officer of J.C. Penney Company

Executive Officers

Richard S. Pzena, Chief Executive Officer and Co-Chief Investment Officer

John P. Goetz, President, Co-Chief Investment Officer

A. Rama Krishna, President, International

William L. Lipsey, President, Marketing and Client Service

Wayne A. Palladino, Chief Financial Officer

Corporate Headquarters

120 West 45th Street, 20th Floor
New York, N.Y. 10036
(212) 355-1600

Investor Relations

Inquiries should be directed to:

Wayne Palladino, Chief Financial Officer
Pzena Investment Management, Inc.
120 West 45th Street, 20th Floor
New York, N.Y. 10036
(212) 355-1600

Stock Exchange Listing

Pzena Investment Management, Inc. Class A common stock is listed on the New York Stock Exchange under the symbol PZN.

Transfer Agent

American Stock Transfer & Trust Company
Operations Center
6201 15th Avenue
Brooklyn, N.Y. 11230
(800) 937-5449
 www.amstock.com

A-1

Independent Auditors

Ernst & Young LLP
5 Times Square
New York, N.Y. 10036

Website Access to Pzena Investment Management, Inc. or the Company's Reports

        The Company's Internet website can be found at www.pzena.com. Our annual reports on Form 10-K, including financial statements and financial statement schedules, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website under "Investor Relations—SEC Filings" as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

        Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) are available free of charge through our website under "Investor Relations—Corporate Governance".

        This information is also available in print, free of charge, upon request to our Investor Relations contact.

        The information on the Company's website is not part of, or incorporated by reference into, this report, or any other report we file with, or furnish to, the SEC.

        You may report any concerns regarding violations of the Company's policies to an objective third party by calling (888) 475-8376 and you have the option of remaining anonymous.

Executive Certifications

        We will timely provide the annual certification of our Chief Executive Officer required by the corporate governance rules of the New York Stock Exchange to the New York Stock Exchange. In addition, our Chief Executive Officer and Chief Financial Officer each have signed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 in respect of this Annual Report on Form 10-K and we have filed such certifications as exhibits to this Annual Report on Form 10-K.

A-2

INDEX TO FINANCIAL STATEMENTS OF
PZENA INVESTMENT MANAGEMENT, INC.
AND PZENA INVESTMENT MANAGEMENT, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Pzena Investment Management, Inc.

        We have audited the accompanying consolidated statement of financial condition of Pzena Investment Management, Inc. (the "Company") as of December 31, 2007 and 2006 (prior to October 30, 2007—Pzena Investment Management, LLC), the related consolidated statements of operations, changes in equity, and cash flows of Pzena Investment Management, Inc. (prior to October 30, 2007—Pzena Investment Management, LLC) for the year ended December 31, 2007, and the related consolidated statements of operations, changes in excess of liabilities over assets, and cash flows of Pzena Investment Management, LLC for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain consolidated private investment partnerships as of and for the year ended December 31, 2006, which statements reflect total assets and total revenue constituting 21% and 0%, respectively, of the consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these consolidated private investment partnerships is based solely on the reports of the other auditors.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pzena Investment Management, Inc. at December 31, 2007 and 2006, the related consolidated statements of operations, changes in equity, and cash flows of Pzena Investment Management, Inc. for the year ended December 31, 2007, and the related consolidated statements of operations, changes in excess of liabilities over assets, and cash flows of Pzena Investment Management, LLC for the year ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

                              /s/ Ernst & Young LLP

New York, New York
March 20, 2008

Report of Independent Registered Public Accounting Firm

To the Shareholders
Pzena Large Cap Value Fund

        We have audited the accompanying statement of assets and liabilities, including the condensed schedule of investments, of Pzena Large Cap Value Fund (a series of Pzena Investment Funds) (the "Fund") as of December 31, 2006, and the related statements of operations and changes in net assets for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pzena Large Cap Value Fund as of December 31, 2006, and its results of operations and changes in net assets for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. COHN LLP

Roseland, New Jersey
March 26, 2007

Report of Independent Registered Public Accounting Firm

To the Shareholders
Pzena Large Cap Value Fund II

        We have audited the accompanying statement of assets and liabilities, including the condensed schedule of investments, of Pzena Large Cap Value Fund II (the "Fund") as of December 31, 2006, and the related statements of operations and changes in net assets for the period from August 1, 2006 (Commencement of Operations) to December 31, 2006. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pzena Large Cap Value Fund II as of December 31, 2006, and its results of operations and changes in net assets for the period from August 1, 2006 (Commencement of Operations) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. COHN LLP

Roseland, New Jersey
March 30, 2007

Report of Independent Registered Public Accounting Firm

To the Investors
Pzena International Value Service

        We have audited the accompanying statement of assets and liabilities, including the condensed schedule of investments, of Pzena International Value Service (a separate series of interests in Pzena Investment Management International, LLC) (the "Fund") as of December 31, 2006, and the related statements of operations and changes in net assets for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pzena International Value Service as of December 31, 2006, and its results of operations and changes in net assets for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. COHN LLP

Roseland, New Jersey
April 9, 2007

Report of Independent Registered Public Accounting Firm

To the Investors
Pzena Global Value Service

        We have audited the accompanying statement of assets and liabilities, including the condensed schedule of investments, of Pzena Global Value Service (a separate series of interests in Pzena Investment Management International, LLC) (the "Fund") as of December 31, 2006, and the related statements of operations and changes in net assets for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pzena Global Value Service as of December 31, 2006, and its results of operations and changes in net assets for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. COHN LLP

Roseland, New Jersey
April 9, 2007

Report of Independent Registered Public Accounting Firm

To the General Partner
Pzena Investment Management Select Fund, L.P.

        We have audited the accompanying statement of assets and liabilities, including the condensed schedule of investments, of Pzena Investment Management Select Fund, L.P. (A Limited Partnership) as of December 31, 2006, and the related statements of operations and changes in partners' capital for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pzena Investment Management Select Fund, L.P. as of December 31, 2006, and its results of operations and changes in partners' capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 6 to the financial statements, on January 23, 2007, the General Partner decided to liquidate the Partnership's holdings and liquidate the Partnership. The financial statements do not include any adjustments that might be necessary upon liquidation.

/s/ J.H. COHN LLP

Roseland, New Jersey
March 26, 2007

Report of Independent Registered Public Accounting Firm

To the Members
Pzena Investment Management, LLC

        We have audited the accompanying consolidated statements of operations, cash flows and changes in excess of liabilities over assets of Pzena Investment Management, LLC (A Limited Liability Company) and Subsidiaries for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pzena Investment Management, LLC and subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

New York, New York
June 6, 2007, except for the effects of the 5-for-1 unit split discussed in Note 14, which are as of
August 3, 2007

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	December 31, 2007	December 31, 2006
ASSETS
Cash and Cash Equivalents	$27,184	$30,920
Restricted Cash	—	2,014
Due from Broker	268	882
Advisory Fees Receivable	26,061	25,216
Investments in Marketable Securities, at Fair Value	27,465	23,247
Receivable from Related Parties	351	602
Other Receivables	1,040	1,016
Investments in Affiliates	—	3,613
Prepaid Expenses and Other Assets	881	360
Deferred Tax Assets	68,233	—
Property and Equipment, Net of Accumulated Depreciation of $1,412 and $1,044, respectively	3,163	1,876

TOTAL ASSETS	$154,646	$89,746

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$8,542	$4,082
Securities Sold Short, at Fair Value	1,028	876
Due to Broker	4,101	2,774
Compensatory Units Subject to Mandatory Redemption	—	263,980
Dividends Payable	7,045	—
Long Term Debt	60,000	—
Liability to Selling Unitholders	58,391	—
Other Liabilities	1,105	1,048

Subtotal	140,212	272,760
Capital Units Subject to Mandatory Redemption	—	533,553

TOTAL LIABILITIES	140,212	806,313
Commitments and Contingencies	—	—
Non-Controlling Interests	16,355	13,399
Excess of Liabilities over Assets	—	(729,966)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares
Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000
Shares Authorized; 6,111,118 Shares Issued and
Outstanding in 2007)	61	—
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 57,937,910 Shares Issued and Outstanding in 2007)	—	—
Members' Equity	—	—
Additional Paid-In Capital	(2,043)	—
Retained Earnings	61	—

TOTAL EQUITY	(1,921)	—

TOTAL LIABILITIES AND EQUITY	$154,646	$89,746

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
REVENUE	$147,149	$115,087	$78,596

EXPENSES
Compensation and Benefits Expense	129,701	305,632	41,285
General and Administrative Expenses	13,038	8,380	5,734

TOTAL OPERATING EXPENSES	142,739	314,012	47,019

Operating Income/(Loss)	4,410	(198,925)	31,577

OTHER INCOME/(EXPENSE)
Interest Income	1,387	941	318
Interest Expense	(1,797)	(15)	(33)
Dividend Income, Net	706	490	171
Realized and Unrealized Gain/(Loss), Net on Marketable Securities and Securities Sold Short	(3,464)	3,280	386
Gain on Investment Partnerships	—	—	382
Equity in Earnings/(Loss) of Affiliates	(3)	614	595
Other	1,035	804	842

Total Other Income/(Expense)	(2,136)	6,114	2,661
Income/(Loss) Before Income Taxes and Non-Controlling Interests	2,274	(192,811)	34,238
Provision for Income Taxes	5,610	3,941	2,704
Non-Controlling Interests	(20,644)	1,997	67

Income/(Loss) Before Interest on Mandatorily Redeemable Units	17,308	(198,749)	31,467
Interest on Mandatorily Redeemable Units	16,575	516,708	60,136

Net Income/(Loss)	$733	$(715,457)	$(28,669)

Net Income for Basic Earnings per Share(1)	$733
Basic Earnings per Share(1)	$0.12
Basic Weighted Average Shares Outstanding(1)	6,111,118
Net Income for Diluted Earnings per Share(1)	$7,765
Diluted Earnings per Share(1)	$0.12
Diluted Weighted Average Shares Outstanding(1)	64,056,778

(1)
Represents the Company's weighted average shares and its earnings generated through its economic interest in the operating company subsequent to October 30, 2007.

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per-share amounts)

	For the Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
OPERATING ACTIVITIES
Net Income/(Loss)	$733	$(715,457)	$(28,669)
Adjustments to Reconcile Net Income/(Loss) to Cash Provided by Operating Activities:
Depreciation	368	292	175
Non-Cash Compensation	2,752	252,945	3,293
Non-Cash Interest on Mandatorily Redeemable Units	78,517	483,824	26,855
Realized and Unrealized Gain/(Loss), Net on Marketable Securities and Securities Sold Short	3,464	(3,280)	(386)
Write-off of Leasehold Improvements	—	—	206
Non-Controlling Interests	(20,644)	1,997	67
Equity in Loss/(Earnings) of Affiliates	3	(614)	(977)
Deferred Income Taxes	196	398	233
Write-off of Capitalized Expenditures	—	115	—
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(845)	(8,096)	(7,554)
Due from Broker	614	197	(1,079)
Restricted Cash	2,014	(620)	(660)
Prepaid Expenses and Other Assets	(545)	369	(408)
Due to Broker	1,327	2,774	—
Accrued Expenses, Accounts Payable and Other Liabilities	3,772	(262)	1,570
Purchases of Marketable Securities and Securities Sold Short	(35,949)	(19,219)	(11,353)
Proceeds from Sale of Marketable Securities and Securities Sold Short	45,165	21,030	7,426

Net Cash Provided by/(Used in) Operating Activities	80,941	16,393	(11,261)

INVESTING ACTIVITIES
Investments in Affiliates	—	(2,619)	—
Investments in Investment Partnerships	—	5,460	2,546
Receivable from Related Parties	251	(43)	(423)
Purchases of Property and Equipment	(1,656)	(273)	(1,720)

Net Cash Provided by/(Used in) Investing Activities	(1,405)	2,525	403

FINANCING ACTIVITIES
Contributions from Non-Controlling Interests	12,083	2,467	1,895
Distributions to Non-Controlling Interests	(12,506)	(1,036)	—
Net Proceeds from Initial Public Offering	98,914	—	—
Purchase of Operating Company Units	(98,914)	—	—
Option Exercise	3,609	5,160	9,000
Debt Proceeds	60,000	—	—
Distributions to Members	(138,398)	—	—

Net Cash Provided by/(Used in) Financing Activities	(75,212)	6,591	10,895

NET CHANGE IN CASH	$4,324	$25,509	$37

CASH AND CASH EQUIVALENTS—Beginning of Year	$30,920	$4,969	$4,932
Effect of Initial Consolidation of Affiliates	(8,060)	442	—

Cash and Cash Equivalents—Beginning of Year (Adjusted)	22,860	5,411	4,932
Net Change in Cash	4,324	25,509	37

CASH AND CASH EQUIVALENTS—End of Year	$27,184	$30,920	$4,969

Supplementary Cash Flow Information:
Interest Paid:
On Mandatorily Redeemable Units	$14,560	$32,884	$33,281

Other	$982	$15	$—

Income Taxes Paid	$4,291	$3,290	$2,610

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR YEAR ENDED 12/31/07
(in thousands, except share and per-share amounts)

	Capital Units	Shares of Class A Common Stock	Shares of Class B Common Stock	Members' Capital	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Excess of Liabilities Over Assets	Total
Balance at December 31, 2006	—	—	—	$—	$—	$—	$—	$—	$(729,966)	$(729,966)
Net Income Prior to Amendment of Operating Agreement on 3/31/07	—	—	—	—	—	—	—	—	(88,075)	(88,075)
Amortization of Deferred Compensation Prior to Amendment of Operating Agreement on 3/31/07	—	—	—	—	—	—	—	—	1,901	1,901
Reclassification of Liabilities to Capital Units	63,778,720	—	—	875,096	—	—	—	(816,140)	816,140	875,096
Net Income Subsequent to Amendment of Operating Agreement on 3/31/07 and Prior to Initial Public Offering On October 30, 2007	—	—	—	—	—	—	—	56,589	—	56,589
Amortization of Deferred Compensation Subsequent to Amendment of Operating Agreement on 3/31/07 and Prior to Initial Public Offering On October 30, 2007	—	—	—	851	—	—	—	—	—	851
Unit Forfeiture Subsequent to Amendment of Operating Agreement on 3/31/07 and Prior to Initial Public Offering On October 30, 2007	(7,500)	—	—	—	—	—	—	—	—	—
Option Exercise Subsequent to Amendment of Operating Agreement on 3/31/07 and Prior to Initial Public Offering On October 30, 2007	266,690	—	—	3,609	—	—	—	—	—	3,609
Distributions to Members Subsequent to Amendment of Operating Agreement on 3/31/07 and Prior to Initial Public Offering On October 30, 2007	—	—	—	(131,988)	—	—	—	—	—	(131,988)
Initial Public Offering	(64,037,910)	6,111,118	57,937,910	(747,568)	61	—	(1,740)	759,551	—	10,304
Net Income Subsequent to Initial Public Offering	—	—	—	—	—	—	—	733	—	733
Equity Effect of Operating Company Net Deficit on Minority and Non- Controlling Interests	—	—	—	—	—	—	(303)	—	—	(303)
Class A Cash Dividends Declared ($0.11 per share)	—	—	—	—	—	—	—	(672)	—	(672)

Balance at December 31, 2007	—	6,111,118	57,937,910	$—	$61	$—	$(2,043)	$61	$—	$(1,921)

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

CONSOLIDATED STATEMENTS OF CHANGES IN EXCESS OF LIABILITIES
OVER ASSETS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(in thousands)

Balance at December 31, 2004	$—
Income before Interest on Mandatorily Redeemable Units	31,467
Interest on Mandatorily Redeemable Units	(60,136)
Contributions	9,000

Balance at December 31, 2005	(19,669)
Loss before Interest on Mandatorily Redeemable Units	(198,749)
Interest on Mandatorily Redeemable Units	(516,708)
Contributions	5,160

Balance at December 31, 2006	$(729,966)

See accompanying notes to consolidated financial statements

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements

Note 1—Organization

        Pzena Investment Management, Inc. (the "Company") functions as the holding company through which the business of its operating company, Pzena Investment Management, LLC, is conducted. The Company was incorporated in the State of Delaware on May 8, 2007. On May 10, 2007, the Company issued 100 shares of its common stock for $100 to Richard S. Pzena, the sole director of the Company as of that date. On October 30, 2007, the Company consummated an initial public offering of 6,100,000 shares of its Class A common stock, par value $0.01 per share, for net proceeds of approximately $98.9 million, after payment of underwriting discounts and offering expenses. These net proceeds were used to purchase 6,100,000 membership units of Pzena Investment Management, LLC, representing 9.5% of its then outstanding membership units, from its two outside investors and one former employee. Concurrently with the consummation of the Company's initial public offering, the Operating Agreement of Pzena Investment Management, LLC (the "Operating Agreement") was amended and restated such that, among other things, the Company became the sole managing member of Pzena Investment Management, LLC. The acquisition of the operating company's membership interests by Pzena Investment Management, Inc. has been treated as a reorganization of entities under common control pursuant to the guidance set forth in Financial Accounting Standards Board Technical Bulletin No. 85-5, Issues Relating to Accounting for Business Combinations ("FTB 85-5"). Accordingly, the net assets assumed by the Company through the offering have been reported at Pzena Investment Management, LLC's historical cost basis. As a result of these transactions, as of and subsequent to October 30, 2007, (i) the Company has consolidated the financial results of Pzena Investment Management, LLC with its own and reflected the 90.5% membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements, and (ii) the Company's income will be generated by its 9.5% economic interest in Pzena Investment Management, LLC's net income. Reported results for the periods prior to October 30, 2007 reflect solely the operations of Pzena Investment Management, LLC.

        Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of December 31, 2007, we managed assets in ten value-oriented investment strategies across a wide range of market capitalizations in both U.S. and international capital markets.

        The Company, though its investment in its operating company, has consolidated the results of operations and financial condition of the following private investment partnerships as of December 31, 2007:

Entity	Type of Entity (Date of Formation)	Ownership at December 31, 2007
Pzena Large Cap Value Fund	Massachusetts Trust (11/1/2002)	99.6%
Pzena Large Cap Value Fund II	Massachusetts Trust (8/1/2006)	99.9%
Pzena International Value Service	Delaware Limited Liability Company (12/22/2003)	0.0%
Pzena Global Value Service	Delaware Limited Liability Company (12/22/2003)	0.0%
Pzena Emerging Markets Value Service	Delaware Limited Liability Company (12/28/2006)	21.0%
Pzena Mega Cap Value Fund	Massachusetts Trust (2/23/2007)	99.9%
Pzena Emerging Markets Country Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%
Pzena Emerging Market Focused Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%

        Pursuant to its Operating Agreement, the operating company will continue until December 31, 2026, unless a terminating event, as defined in the Operating Agreement, occurs prior to this date. Operating company members are not liable for repayment, satisfaction or discharge of any debts, liabilities or obligations of the operating company, except to the extent of their capital accounts.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies

Basis of Presentation:

        The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and related SEC rules and regulations. The Company's policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary. The Company also consolidates non-variable-interest entities in which it acts as the general partner or managing member. All significant intercompany transactions and balances have been eliminated.

        In addition to the results of its operating company, the consolidated financial statements of the Company include the results of operations and financial condition of the Pzena Large Cap Value Fund, the Pzena Large Cap Value Fund II, the Pzena Emerging Markets Value Service, the Pzena Emerging Markets Country Value Service, the Pzena Emerging Markets Focused Value Service, and the Pzena Mega Cap Value Fund as of, and from, the dates of their formation. The PAI Hedged Value Fund, LLC, which historically had been accounted for under the equity method, was consolidated from October 1, 2007 through December 28, 2007, the date of its liquidation. Pursuant to the guidance of Emerging Issues Task Force Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"), the results of operations of the Pzena International Value Service and the Pzena Global Value Service have been consolidated effective January 1, 2006. Similarly, the Pzena Emerging Markets Value Service was consolidated as of December 31, 2007. The Pzena Investment Management Select Fund, LP was consolidated through January 23, 2007, the date of its liquidation. All of these entities represent private investment partnerships over which the Company exercises or exercised control. Non-controlling interests recorded on the consolidated financial statements of the Company includes the non-controlling interests of the outside investors in each of these entities as well as that of the operating company.

        These consolidated investment partnerships are investment companies under the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies (the "AICPA Guide"). The Company has retained the specialized accounting for these partnerships pursuant to Emerging Issues Task Force Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation ("EITF 85-12"). Thus, the Company reports the investment partnerships' investments in marketable securities and securities sold short at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

        Non-controlling interests in the operations of the Company's consolidated subsidiaries are comprised of the following:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net Income of Pzena Investment Management, LLC prior to October 30, 2007	$(31,486)	$—	$—
Non-Controlling Interest of Pzena Investment Management, LLC	12,481	—	—
Non-Controlling Interest in Consolidated Subsidiaries	(1,639)	1,997	67

Non-Controlling Interests	$(20,644)	$1,997	$67

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

        As discussed further in Note 15, the Company has not recorded a non-controlling interest associated with the acquisition of its operating company, as the post offering net equity of the operating company was less than zero. Pursuant to the guidance in Emerging Issues Task Force Issue No. 95-7, Implementation Issues Related to the Treatment of Minority Interest in Certain Real Estate Trusts ("EITF 95-7"), an operating company non-controlling interest will not be recorded until the initial deficit that existed at acquisition is extinguished.

        The Company acts as the investment manager for four trusts and one offshore investment company, each of which are considered variable-interest entities. All of these entities are vehicles through which the Company offers its Global Value and/or International Value strategies and each commenced operations in 2006. The Company is not considered the primary beneficiary of any of these entities. Correspondingly, their results of operations and financial condition are not consolidated by the Company. The total net assets of these variable-interest entities were approximately $902.8 million and $566.4 million at December 31, 2007 and 2006, respectively. The Company is not exposed to losses as a result of its involvement with these entities because it has no direct investment in them.

        Investments in private investment partnerships in which the Company has a minority interest and exercises significant influence are accounted for using the equity method. Such investments are reflected on the consolidated statements of financial condition as investments in affiliates and are recorded at the amount of capital reported by the respective private investment partnerships. Such capital accounts reflect the contributions paid to, distributions received from, and the equity earnings of, the private investment partnerships. The earnings of these private investment partnerships are included in equity in earnings/(loss) of affiliates in the consolidated statements of operations. In 2005, the Company held investments in investment partnerships where it had a minority interest but did not exercise significant influence. Such investments were accounted for at fair value based upon the fair value of the underlying partnership assets. Gains and losses on such investments are recorded in gain on investment partnerships in the consolidated statements of operations.

        Prior to March 31, 2007, the operating company's membership units were categorized as either Compensatory or Capital. Because both types of units had features of both debt and equity, the operating company accounted for them pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("FAS 123(R)"), and Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity ("FAS 150"), as described further below.

        Compensatory Units consisted of a series of annual Profits Only Interest and Class C Profits Interest awards issued between 2002 and 2006 that were granted to employees and members for services rendered. Through March 31, 2007, the distributions associated with these units, and the subsequent incremental increase or decrease in their redemption value, were accounted for as part of compensation and benefits expense on the consolidated statements of operations, as further discussed below. The cumulative liability for redeeming these units at December 31, 2006 is shown in the consolidated statements of financial condition as compensatory units subject to mandatory redemption.

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

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

these units at December 31, 2006 is shown in the consolidated statements of financial condition as capital units subject to mandatory redemption.

        Effective March 31, 2007, the operating company amended its Operating Agreement to remove all mandatory redemption provisions. As all of its membership units thereafter had only equity characteristics, neither distributions nor subsequent incremental changes to their value were charged against income from the effective date of the amendment.

Management's Use of Estimates:

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

Fair Values of Financial Instruments:

        The carrying amount of all financial instruments in the consolidated statements of financial condition, including marketable securities, approximates their fair values.

Revenue Recognition:

        Revenue, comprised of advisory fee income, is recognized over the period in which investment management services are provided. Advisory fee income includes management fees that are calculated based on percentages of assets under management, generally billed quarterly, either in arrears or advance, depending on their contractual terms. Advisory fee income also includes incentive fees that may be earned by the Company depending on the investment return of the assets under management. Incentive fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark. The Company's participation percentage in such return differentials is then multiplied by assets under management to determine the incentive fees earned. Returns are calculated on an annualized basis over the contract's measurement period, which may extend up to three years. Incentive fees are generally payable annually. Pursuant to the preferred accounting method under Emerging Issues Task Force Issue D-96, Accounting for Management Fees Based on a Formula ("EITF D-96"), such incentive fee income is recorded at the conclusion of the contractual performance period when all contingencies are resolved. For the years ended December 31, 2007, 2006 and 2005, the Company recognized approximately $0.4 million, $1.1 million and $3.6 million, respectively, in incentive fee income.

Unit-based Compensation:

        Prior to January 1, 2006, the operating company accounted for its unit-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. On January 1, 2006, it adopted FAS 123(R), using the modified prospective method, which requires the recognition of the cost of equity-based compensation based on the grant-date fair value of the award. The adoption of FAS 123(R) did not have a material effect on the results of operations or financial condition of the operating company.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

        Until March 31, 2007, compensation and benefits expense included the distributions made on Compensatory Units outstanding, as well as the incremental increases or decreases in the redemption values of these units subsequent to their grant date over their vesting period. Distributions were generally paid on the operating company's income before non-cash compensation charges. Prior to December 31, 2006, Compensatory Unit redemption values were determined using a formula-based price, based on the member's pro rata share of net fee revenue (as defined in the Operating Agreement) for the four completed fiscal quarters immediately preceding redemption. This portion of the redemption amount was exclusive of any associated accumulated undistributed earnings, which was also required to be paid to members upon redemption. Effective December 31, 2006, these units' redemption features were changed from a formula-based plan to a fair-value based plan. As such, the operating company recorded a one-time increase in compensation and benefits expense related to that modification.

        The operating company's Operating Agreement was amended as of March 31, 2007 to eliminate its obligation to redeem units under any circumstance. Since all Compensatory Units thereafter had only equity characteristics, neither distributions, nor subsequent incremental changes to these units' value, were charged against income subsequent to March 31, 2007. In addition, as of March 31, 2007 the operating company accelerated the vesting of all Compensatory Units then subject to vesting. The operating company recorded a one-time charge in compensation and benefits expense which was associated with this acceleration as of March 31, 2007.

Interest on Mandatorily Redeemable Units:

        Until March 31, 2007, interest on mandatorily redeemable units included distributions made on Capital Units outstanding, as well as the incremental increases or decreases in the redemption values of these units. Distributions are generally paid on the operating company's income before non-cash compensation charges. Prior to January 1, 2005, Capital Units were redeemable at book value. Accordingly, incremental increases or decreases to book value in those periods were included as a component of interest on mandatorily redeemable units.

        Effective January 1, 2005, the operating company's Operating Agreement was amended to require that Capital Units be redeemed on the death of a member at a formula-based price based on the member's pro rata share of net fee revenue (as defined in the Operating Agreement) for the four completed fiscal quarters immediately preceding the member's death. This portion of the redemption amount was exclusive of any accumulated undistributed earnings associated with such units, which were also required to be paid to the member's estate. Accordingly, as of this date, any subsequent incremental increases or decreases to this formula-based price, as well as any change in undistributed earnings, were included as a component of interest on mandatorily redeemable units.

        Effective December 31, 2006, these units' redemption features were changed from a formula-based plan to a fair-value based plan. As such, the operating company recorded a one-time increase in interest on mandatorily redeemable units related to that modification.

        Effective March 31, 2007, the operating company's Operating Agreement was amended to eliminate its obligation to redeem units under any circumstance. Since all Capital Units thereafter had only equity characteristics, neither distributions, nor subsequent incremental changes to these unit's value, were charged against income subsequent to the effective date of the amendment. The

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

$16.6 million charge recorded in 2007 represents the distributions and incremental changes to these units' fair value through March 31, 2007.

Compensatory Units Subject to Mandatory Redemption:

        Until the amendment of its Operating Agreement on March 31, 2007, the operating company recorded a net liability for its Compensatory Units equal to the accumulated redemption value as of the balance sheet date of all such outstanding units. This liability also included any undistributed earnings attributable to such units.

        Prior to December 31, 2006, vested Compensatory Units were required to be redeemed on the death of a member at a formula-based price based on the member's pro rata share of net fee revenue (as defined in the Operating Agreement) for the four completed fiscal quarters immediately preceding the member's death. Effective December 31, 2006, these units' redemption provisions were changed from a formula-based plan to a fair-value based plan. As such, the operating company recorded a one-time increase in the liability related to that modification.

        Effective March 31, 2007, the operating company amended its Operating Agreement to remove all mandatory redemption provisions. As of that date, the liability associated with these units was reclassified as equity. Further, as of March 31, 2007, the operating company accelerated the vesting of all compensatory units then subject to vesting.

Capital Units Subject to Mandatory Redemption:

        Until the amendment of its Operating Agreement on March 31, 2007, the operating company recorded a net liability for its Capital Units equal to the accumulated redemption value as of the balance sheet date of all such outstanding units. This liability also included any undistributed earnings attributable to such units.

        Prior to January 1, 2005, Capital Units were redeemable at book value. Effective January 1, 2005, the terms of the operating company's Operating Agreement were amended to require that Capital Units be redeemed on the death of a member at a formula-based price determined based on the member's pro rata share of net fee revenue (as defined in the Operating Agreement) for the four completed fiscal quarters immediately preceding the member's death. Effective December 31, 2006, these units' redemption provisions were changed from a formula-based plan to a fair-value based plan. As such, the operating company recorded a one-time increase in the liability related to that modification.

        Effective March 31, 2007, the operating company amended its Operating Agreement to remove all mandatory redemption provisions. As of that date, the liability associated with these units was reclassified as equity.

Earnings per Share:

        Prior to October 30, 2007, reported results of operations are solely those of Pzena Investment Management, LLC. As the operating company is a private limited liability corporation, no historical earnings per share calculations have been reported prior to this date. Subsequent to October 30, 2007, earnings per share reflect the per share allocation of the Company's 9.5% economic interest in its operating company.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

        Basic earnings per share is computed by dividing the Company's net income by the weighted-average number of shares outstanding during the reporting period. Diluted net income per share adjusts this calculation to reflect the impact of all outstanding operating company membership units as well as outstanding options to the extent that they would have a dilutive effect on net income per share for the reporting period. Net income for diluted earnings per share assumes all operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company's effective tax rate. For the year ended December 31, 2007, approximately 150,000 options to purchase operating company units freely convertible into Company common stock were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for the period. The Company's 2007 basic and diluted earnings per share, generated from its 9.5% economic interest in the operating company subsequent to October 30, 2007, were determined as follows (in thousands, except for share and per-share amounts):

Net income for Basic Earnings per Share	$733

Basic Weighted Average Shares Outstanding	6,111,118
Basic Earnings per Share	$0.12

Net income for Diluted Earnings per Share	$7,765

Basic Weighted Average Shares Outstanding	6,111,118
Dilutive Effect of Operating Company Units	57,937,910
Dilutive Effect of Operating Company Options	7,750

Diluted Weighted Average Shares Outstanding	64,056,778

Diluted Earnings per Share	$0.12

Cash and Cash Equivalents and Restricted Cash:

        The Company considers all highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.

        Interest on cash and cash equivalents is recorded as interest income on the consolidated statements of operations.

        The Company was required to maintain a compensating balance of $2.0 million at December 31, 2006 as collateral for letters of credit issued by a third party in lieu of a cash security deposit, as required by the Company's lease for its New York office space. No such balance was required to be maintained at December 31, 2007. Such amounts are included in restricted cash on the consolidated statements of financial condition.

Due to/from Broker:

        Due to/from broker consists primarily of cash balances and amounts receivable/payable for unsettled securities transactions held/initiated at the clearing brokers of the Company's consolidated investment partnerships.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

Investments in Securities:

        Investments in marketable securities and securities sold short represent primarily the securities held by the Company's consolidated investment partnerships. All such securities are classified as trading securities and are recorded at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

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

        The net realized gain or loss on sales of securities and securities sold short is determined on a specific identification basis and is included in realized and unrealized gain/(loss), net on marketable securities and securities sold short in the consolidated statements of operations.

Concentrations of Credit Risk:

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, amounts due from brokers and advisory fees receivable. The Company maintains its cash, temporary cash and restricted cash investments in bank deposits and other accounts whose balances, at times, exceed federally insured limits.

        The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions. For the years ended December 31, 2007, 2006 and 2005, approximately 20%, 20% and 14%, respectively, of the Company's advisory fees were generated from an advisory agreement with one client. At December 31, 2007 and 2006, no allowance for doubtful accounts has been deemed necessary.

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

Income Taxes:

        The Company is a "C" corporation under the Internal Revenue Code, and thus liable for federal, state and local taxes on the income derived from its economic interest in its operating company. The

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. It has not made provision for federal or state income taxes because it is the personal responsibility of each of the operating company's members (including the Company) to separately report their proportionate share of the operating company's taxable income or loss. Similarly, the income of the Company's consolidated investment partnerships is not subject to income taxes, as it is allocated to each partnership's individual partners. The operating company has made a provision for New York City Unincorporated Business Tax.

        The Company and its consolidated subsidiaries account for all state, local and federal taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2007, no such valuation allowance was deemed necessary. The income tax provision, or credit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

        Reported net realized foreign exchange gains or losses arise from sales of foreign currencies, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded on the Company's books and the U.S. Dollar equivalent of the amounts actually received or paid. Net unrealized foreign exchange gains and losses arise from changes in the fair values of assets and liabilities resulting from changes in exchange rates.

New Accounting Pronouncements:

        In September 2006, the FASB released Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). FAS 157 establishes an authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The application of FAS 157 is required for fiscal years beginning after November 15, 2007. The impact of the adoption of this standard is not expected to be material.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits an entity to elect to measure certain financial instruments and certain other items at fair value with changes in fair

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

value recognized in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Since the Company chose not to elect this fair value option, the impact of the adoption of this standard was not material.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("FAS 141R") which replaces Statement of Financial Accounting Standards No. 141, Business Combinations. FAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. FAS 141R is effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. The Company is in the process of assessing the impact of this standard on the consolidated financial statements of the Company.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("FAS 160"). FAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. FAS 160 is effective for the Company on January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company is in the process of assessing the impact of this standard on the consolidated financial statements of the Company.

Note 3—Property and Equipment

        Property and equipment, net, are comprised of the following:

	As of December 31,
	2007	2006
	(in thousands)
Computer Hardware	$796	$682
Computer Software	152	141
Furniture and Fixtures	1,156	775
Office Equipment	243	189
Leasehold Improvements	2,228	1,133

Total	4,575	2,920
Less: Accumulated Depreciation and Amortization	(1,412)	(1,044)

Total	$3,163	$1,876

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 3—Property and Equipment (Continued)

        Depreciation and amortization expense, included in general and administrative expenses, totaled $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. In 2005, the Company wrote off $0.2 million of leasehold improvements as the result of its move to new office space.

Note 4—Related Party Transactions

        For the years ended December 31, 2007, 2006 and 2005, the Company earned $7.6 million, $2.5 million and $0.2 million, respectively, in investment advisory fees from unconsolidated entities for which it acts as the investment manager.

        At December 31, 2007 and 2006, the Company had advanced $0.1 million and $0.1 million, respectively, to an international investment company for organization and start-up costs, which are included in receivable from related parties on the consolidated statements of financial condition. The Company is the sponsor and investment manager of this entity.

        On January 1, 2005 the Company issued a $2.0 million loan to a member. This loan was in the form of a promissory note that bore interest at 4.75% per annum. This loan was repaid in full on November 1, 2005. The Company recognized approximately $0.1 million in interest income associated with this note for the year ended December 31, 2005.

        At December 31, 2007 and 2006, receivable from related parties included $0.1 million and $0.2 million, respectively, of loans to employees. These loans are in the form of forgivable promissory notes which are amortized through compensation expense pursuant to their terms. For each of the years ended December 31, 2007, 2006 and 2005, approximately $0.2 million of such amortization was recognized as compensation and benefits expense.

        Employees of the Company who are considered accredited investors have the ability to open separately-managed accounts, or invest in certain of the Company's consolidated investment partnerships, without being assessed advisory fees. Investments by employees in separately-managed accounts are permitted only at the discretion of the Executive Committee, but are generally not subject to the same minimum investment levels that are required of outside investors. Some of the investment advisory fees that are waived on separately managed accounts for employees are for strategies that typically have account fee minimums, which vary by strategy, but typically average approximately $50,000 per account per year.

Note 5—Investments in Affiliates

        The Company held investments in, and acted as manager of, certain unconsolidated investment partnerships which were accounted for under the equity method. These investments in affiliates consisted of the following:

	As of December 31,
	2007	2006
	(in thousands)
PAI Hedged Value Fund, LLC	$—	$3,613

Total	$—	$3,613

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 5—Investments in Affiliates (Continued)

        The PAI Hedged Value Fund, LLC commenced operations in the second quarter of 2006. In the fourth quarter of 2007, the decision was made to dissolve this entity. The PAI Hedged Value Fund, LLC was consolidated beginning October 1, 2007, the effective date of the withdrawal of the external joint venture partner, until it was fully liquidated on December 28, 2007.

        Pursuant to EITF 04-5, the Pzena International Value Service and the Pzena Global Value Service were consolidated effective January 1, 2006.

        Summary financial information related to these entities, prior to their consolidation, is as follows:

	PAI Hedged Value Fund, LLC
	As of and for the Year Ended
	December 31, 2007	December 31, 2006
	(in thousands)
Investments, at Fair Value	$—	$12,277
Other Assets	—	—
Total Liabilities	—	(12)

Net Assets	$—	$12,265

Equity Held by the Company	$—	$3,613

Net Investment Income	$1	$140
Net Realized and Unrealized Income/(Loss)	(49)	1,125

Net Income/(Loss)	$(48)	$1,265

Company's Equity in Earnings/(Loss)	$(3)	$614

Ownership Percentage	0%	29%

	As of and for the Year Ended December 31, 2005
	Pzena Global Value Service	Pzena International Value Service
	(in thousands)
Net Investment Income	$41	$59
Net Realized and Unrealized Income	744	845

Net Income	$785	$904

Company's Equity in Earnings	$375	$220

Ownership Percentage	47%	24%

Note 6—Commitments and Contingencies

        In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants. In certain cases, the Company may have recourse against third parties with respect to these indemnities. The Company maintains insurance policies that may provide coverage against certain claims under these indemnities. FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees,

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 6—Commitments and Contingencies (Continued)

Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), providing accounting and disclosure requirements for certain guarantees. The Company has had no claims or payments pursuant to these agreements, and it believes the likelihood of a claim being made is remote. Utilizing the methodology in FIN 45, the Company's estimate of the value of such guarantees is de minimis, and, therefore, an accrual has not been made in the consolidated financial statements.

        In the normal course of business, the Company may also be subject to various legal proceedings from time to time.

        On November 21, 2007 a putative class action lawsuit was commenced in the United States District Court for the Southern District of New York against the Company and Richard S. Pzena, its chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended. The complaint alleges that the registration statement and prospectus relating to the initial public offering of the Company's Class A common stock contained materially misleading statements and otherwise failed to disclose a pattern of net redemptions in the John Hancock Classic Value Fund for which it acts as sub-investment advisor. The plaintiff seeks to represent a class of all persons who purchased or otherwise acquired Class A common stock in the Company's initial public offering and seeks damages in an unspecified amount. The Company believes that the allegations and claims against it and its chief executive officer are without merit and intends to contest these claims vigorously.

        The Company leases office space under a non-cancelable operating lease agreement which expires on October 31, 2015. The Company reflects lease expense over the lease term on a straight-line basis. In early 2007, the Company agreed to lease additional office space at the Company's headquarters at 120 West 45th Street, New York, New York. The Company took possession of this space on March 1, 2007. The new lease is co-terminus with the Company's existing lease.

        Lease expenses for the years ended December 31, 2007, 2006 and 2005 were $1.8 million, $1.2 million and $0.7 million, respectively. As of December 31, 2007, future minimum lease payments are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2008	$1,952
2009	1,949
2010	1,965
2011	2,074
2012	2,099
Thereafter	5,946

Total	$15,985

Note 7—Retirement Plan

        The Company maintains a defined contribution pension plan which covers substantially all members and employees. The Company may make contributions to the plan at the discretion of management. Under the terms of the plan, all such contributions vest immediately. Company contributions for the years ended December 31, 2007, 2006 and 2005 were $1.4 million, $1.1 million and $0.8 million, respectively. These expenses are included in compensation and benefits expense in the consolidated statements of operations.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 8—Compensation

        As discussed further in Note 14, the operating company issued Compensatory Units to employees and members which had redemption features that required them to be classified as liabilities in the consolidated statements of financial condition prior to March 31, 2007. Until this date, distributions on the Compensatory Units outstanding, and changes in these units' redemption values, were recorded as compensation and benefits expense. Effective December 31, 2006, the terms of these units' redemption features were changed from a formula-based plan to a fair-value based plan. The increase in value associated with this change, approximately $232.5 million, was charged to compensation and benefits expense on December 31, 2006.

        Compensation and benefits expense to employees and members is comprised of the following:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash Compensation and Other Benefits	$33,924	$34,830	$23,832
Distributions on Compensatory Units	12,087	17,857	10,147
Change in Redemption Value of Compensatory Units	15,969	20,411	7,306
Change from Formula to Fair Value Plan for Compensatory Units	—	232,534	—
Acceleration of Vesting of Compensatory Units	64,968	—	—
Other Non-Cash Compensation	2,753	—	—

Total Compensation and Benefits Expense	$129,701	$305,632	$41,285

        Distributions on Compensatory Units includes cash distributions paid on, as well as the net increase or decrease in undistributed earnings attributable to, Compensatory Units. For the years ended December 31, 2007 and 2006, such distributions were exclusively cash. For the year ended December 31, 2005, distributions on compensatory units were comprised of $14.2 million in cash distributions, offset by a $4.1 million decrease in undistributed earnings.

        From 2002 through 2005, the operating company granted Profits-Only Interests to employees and members that entitled the holder to a share of profits commencing from the date of issuance, and also entitled the holder to participate in the increase or decrease in the value thereof from a base or grant value, once the units vested. The Profits-Only Interests vested ratably over a three-year period. The value was determined by a formula based on the net fee revenue (as defined in the Operating Agreement) for the four most recently completed fiscal quarters. In 2006, the operating company granted Class C Profits Interests to employees and members that entitled the holder to a share of profits in excess of $27.1 million and any increase in fair value from the date of issuance (the "Grant Value"), once the units vested. The Class C Profits Interests cliff vested at the end of a three-year period. The Grant Value for the Class C Profits Interests at January 1, 2006 was determined by an analysis by the Executive Committee of the operating company, taking into account the values of comparable companies and estimates of future cash flow.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 8—Compensation (Continued)

        The following table describes grants of Profits-Only Interests and Class C Profits Interests, and their respective grant values per unit, prior to their exchange for new units, as also described below:

	Total Units	Weighted Average Grant Value	Units Vested
Outstanding at December 31, 2004	13,335,000	$0.47	2,290,000
Granted	5,142,000	0.85
Surrendered	(66,000)	0.55

Outstanding at December 31, 2005	18,411,000	0.58	6,735,000
Granted	7,354,160	9.14
Surrendered	—	—

Outstanding at December 31, 2006	25,765,160	3.02	11,741,495

        On December 31, 2006, the operating company's members exchanged all of their Profits-Only Interests and Class C Profits Interests for new units based on exchange ratios which took into account the estimated fair value of the operating company at the time of exchange and estimates of the operating company's future distributions. The exchange did not accelerate the vesting of any of the units awarded and the new units exchanged for units previously issued retained their original liability classification. Consequently, the 25,765,160 Profits-Only Interests and Class C Profits Interests were exchanged for 24,593,715 new units. Of this number, 9,066,160 unvested Profits-Only Interests and Class C Profits Interests were exchanged for 8,123,120 new units. The exchange required a one-time compensation charge of $232.5 million on December 31, 2006 to reflect the increase in the liability for the potential redemption of the new units at fair value rather than the formula-based value described above.

        As of March 31, 2007, the effective date of the amendment to the Operating Agreement to eliminate the operating company's obligation to redeem units under any circumstance, the unit-based compensation awards previously categorized as liabilities were reclassified as equity. Further, as of March 31, 2007, the operating company accelerated the vesting of all Compensatory Units then subject to vesting. Subsequent to this date, distributions on these units are not considered a component of compensation and benefits expense and are instead recorded as a direct reduction of members' capital.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 8—Compensation (Continued)

        The change in liability for the redemption of Compensatory Units, through the date of the amendment of the Operating Agreement described above, is as follows:

(in thousands)
Balance at December 31, 2004	$7,741
Value of Units Vested During the Year	3,513
Increase in Value of Units Previously Vested	956
Compensation Expense Associated with Unvested Units	2,848
Change in Undistributed Earnings	(4,012)
Payment of Liabilities	(11)

Balance at December 31, 2005	$11,035
Value of Units Vested During the Year	5,809
Increase in Value of Units Previously Vested	3,269
Compensation Expense Associated with Unvested Units	11,333
Change in Undistributed Earnings	—
Payment of Liabilities	—
Charge for Conversion to Fair Market Value	232,534

Balance at December 31, 2006	$263,980
Value of Units Vested During the Year	79,199
Increase in Value of Units Previously Vested	1,738
Change in Undistributed Earnings	—
Compensation Expense Associated with Unvested Units	—
Payment of Liabilities	(953)
Reclassification due to Amendment of Operating Agreement	(343,964)

Balance at December 31, 2007	$—

        In 2007, the operating company granted 795,000 options to purchase Capital Units to certain members pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan. These options had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance. The Company determined that the total grant-date fair value of these options was approximately $2.8 million.

        Pursuant to the operating company's bonus plan, which became effective January 1, 2007, eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred. Amounts deferred may be credited to an investment account or take the form of phantom Class B Units, at the employee's discretion, and vest ratably over four years. For the year ended December 31, 2007, approximately $4.4 million in such compensation was deferred and will be amortized over the vesting period commencing January 1, 2008.

Note 9—Short Term Borrowings

        Simultaneously with the three year term loan agreement described below, on July 23, 2007, the Company obtained a $20.0 million revolving credit facility, which will expire on July 23, 2010, in order to finance its short term working capital needs. This facility carries a commitment fee of 0.2% on any

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 9—Short Term Borrowings (Continued)

unused amounts. As of and for the period ended December 31, 2007, no balance was outstanding against the facility.

        On June 12, 2006, the Company entered into a renewable one-year, $7 million line of credit with a financial institution, expiring on June 12, 2007. Under the terms of the line of credit, the Company had the option to borrow amounts at various interest rates based on the London Interbank Offering Rate Market Index Rate plus 2.35%. The Line was collateralized by the assets of the Company. On June 12, 2006, the Company drew down $4 million on the Line for working capital purposes at an interest rate of 7.52%. The line of credit was repaid in full on July 11, 2006 and not subsequently renewed. As of December 31, 2006, no balance was outstanding against this line of credit.

Note 10—Settlement Fee Income

        As part of the Company's settlement agreement and withdrawal from its membership in a limited liability company that is the general partner of an investment partnership, the Company was entitled to certain future payments through 2007, provided that specific revenue goals were achieved by the general partner of the investment partnership. The Company has recognized these future payments only when such revenue goals were achieved. The Company recognized $1.0 million in 2007, 2006 and 2005, respectively, related to the payments per the settlement agreement. These settlement fees are recorded in other income at the end of the contractual period and amounts receivable as part of the settlement are included in other receivables. Subsequent to December 31, 2007, the Company is no longer entitled to such payments.

Note 11—Long Term Debt

        On July 23, 2007, the operating company entered into a $60.0 million, three-year term loan agreement, the proceeds of which were used to finance a one-time distribution to its members at the time of exchange. The principal amount borrowed bears interest at a variable rate based, at the Company's option, on (1) the one, two, three, six, nine or twelve-month LIBOR Market Index Rate plus 1.00%, or (2) the higher of the lender's prime rate and the Federal Funds Rate. The principal amount is payable in full at the end of the three-year term, with no penalty for prepayment. The agreement requires the operating company to maintain assets under management of at least $20.0 billion and generate consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, of at least $60.0 million in any subsequent trailing four-quarter period. For the year ended July 23, 2008, the interest rate in effect will be 6.41%, which is equal to the twelve-month LIBOR rate in effect at the time of the closing of the agreement of 5.41% plus 1.00%. Approximately $0.1 million in debt issuance costs were incurred associated with this loan. Such costs have been recorded in prepaid expenses and other assets and are being amortized over the term of the loan.

Note 12—Income Taxes

        The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. Neither it nor the Company's other consolidated subsidiaries has made provision for federal or state income taxes because it is the personal responsibility of each of these entities' members (including the Company) to separately report their proportionate share of the

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 12—Income Taxes (Continued)

respective entity's taxable income or loss. The operating company has made a provision for New York City Unincorporated Business Tax ("UBT"). Subsequent to the offering and reorganization on October 30, 2007, the Company, as a "C" corporation under the Internal Revenue Code, is liable for federal, state and local taxes on the income derived from its economic interest in its operating company, which is net of UBT. Correspondingly, in its consolidated financial statements, the Company reports both the operating company's provision for UBT as well as its provision for federal, state and local corporate taxes. The components of the provision for income taxes are as follows:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current Provision:
Unincorporated Business Tax	$5,294	$3,543	$2,471
Local Corporate Tax	18	—	—
State Corporate Tax	19	—	—
Federal Corporate Tax	83	—	—

Total Current Provision	$5,414	$3,543	$2,471
Deferred Provision:
Unincorporated Business Tax	$(266)	$398	$233
Local Corporate Tax	90	—	—
State Corporate Tax	77	—	—
Federal Corporate Tax	295	—	—

Total Deferred Provision	$196	$398	$233
Total Provision for Income Taxes	$5,610	$3,941	$2,704

        The tax effect of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2007	2006
	(in thousands)
Deferred Tax Assets:
Section 754 Basis Step Up	$68,191	$—
Other	42	—

Total Deferred Tax Assets	$68,233	$—

Deferred Tax Liabilities:
Operating Company Cash Basis Differences	$672	$960
Other	21	—

Total Deferred Tax Liabilities	$693	$960

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 12—Income Taxes (Continued)

        Prior to October 30, 2007, the operating company was a cash basis taxpayer. As the result of the Company's acquisition of approximately 9.5% of its membership units in conjunction with the offering, the operating company was required to become an accrual basis taxpayer. Pursuant to Section 481 of the Internal Revenue Code, the cumulative difference between the two methods of taxpaying are amortizable over four years. These differences generated approximately $0.7 and $1.0 million in deferred tax liabilities as of December 31, 2007 and 2006, respectively. Such amounts are recorded in other liabilities in the consolidated statements of financial condition.

        The acquisition of operating company membership units noted above has allowed the Company to make an election under Section 754 of the Internal Revenue Code to step up its tax basis in the net assets acquired. This step up is deductible for tax purposes over a 15-year period. Based on the net proceeds of the offering and tax basis of the operating company as of October 30, 2007, this election gave rise to a deferred tax asset of approximately $68.7 million. As of December 31, 2007, the value of this election was approximately $68.2 million. Pursuant to a Tax Receivable Agreement signed between the members of the operating company and the Company, 85% of the cash savings generated by this election will be distributed to the selling unitholders upon this benefit's realization. As of December 31, 2007, this liability was approximately $58.4 million.

        For the year ended December 31, 2007, the Company's income, derived solely from its economic interest in its operating company, was determined as follows (in thousands):

Income Before Taxes and Minority and Non-Controlling Interests	$2,274
Unincorporated Business Tax	(5,027)
Non-Controlling Interests	20,644
Interest on Mandatorily Redeemable Units	(16,575)

Income Before Corporate Income Taxes	$1,316

        For the year ended December 31, 2007, the provision for corporate income taxes differs from that computed at the federal statutory corporate rate as follows (in thousands):

	Amount	Percent of Income Before Corporate Income Taxes
Federal Corporate Tax	$448	34.0%
State and Local Corporate Tax, net of Federal Benefit	135	10.3%

Provision for Corporate Income Taxes	$583	44.3%

        In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements. It is the Company's policy to recognize accrued interest and penalties associated with uncertain tax positions as part of tax expense. For the year ended December 31, 2007, no such expenses were recognized, and as of December 31, 2007, no accruals were recorded.

        The Company and the operating company are generally no longer subject to U.S federal, or state and local income tax examinations by tax authorities for any year prior to 2004. All tax years subsequent to this date are considered open and subject to examination by tax authorities.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 13—Investments in Marketable Securities

        Investments in marketable securities and securities sold short consisted of the following at December 31, 2007:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equities	$28,738	$(1,273)	$27,465

	Proceeds	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities Sold Short	$1,047	$(19)	$1,028

        Marketable securities and securities sold short consisted of the following at December 31, 2006:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equities	$20,828	$2,419	$23,247

	Proceeds	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities Sold Short	$681	$195	$876

Note 14—Members' Equity Interests of Operating Company

        Prior to December 31, 2006, ownership interests in the operating company were comprised of Capital Units (Class A Voting Units and Class B Non-Voting Units), and various series of Profits-Only Interests and Class C Profits Interests. With the exception of the Class B Non-Voting Units, all units were entitled to vote. All of the Profits-Only Interests and Class C Profits Interests were granted to employees and members as unit-based compensation. Profits-Only Interests vested ratably over a three-year period, while the Class C Profits Interests cliff vested at the conclusion of their three-year term. Profits and losses were allocated on a pro rata basis according to the terms of the Operating Agreement. Effective January 1, 2005, the Operating Agreement was amended to require that all Capital Units be repurchased in the event of the holder's death or, if applicable, termination of employment, at a formula-based price, determined by the holder's pro rata share of net fee revenue (as defined in the Operating Agreement) for the four completed fiscal quarters immediately preceding the holder's death or, if applicable, the holder's termination of employment. Profits-Only Interests and Class C Profits Interests had similar repurchase provisions effective from their respective dates of grant. These redemption amounts were exclusive of any accumulated undistributed earnings associated with such units, which were also required to be paid to the holder's estate. Prior to this amendment, all Capital Units were required to be repurchased at their book value at the time of the unitholder's death. These redemption features caused all of the operating company's units to be classified as

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 14—Members' Equity Interests of Operating Company (Continued)

liabilities as of the effective date of FAS 150 with respect to the operating company, which was July 1, 2003.

        Prior to March 31, 2007, distributions made with respect to Compensatory Units were classified as compensation and benefits expense. Incremental changes to these units' redemption values subsequent to the grant date were also included as a component of compensation and benefits expense at each reporting period. For the operating company's non-compensatory units (Capital Units), distributions and incremental changes in the net liability associated with these units' redemption values have been recorded as components of interest on mandatorily redeemable units in the consolidated statements of operations for all periods prior to March 31, 2007.

        Under the original operating agreement, upon the sale of the operating company, proceeds were to be allocated first to the holders of Capital Units, and then to the holders of Profits-Only Interests and Class C Profits Interests based on their pro rata share of the incremental increase in assigned value of the operating company above the point at which the respective units were issued.

        On December 31, 2006, the operating company initiated a capital restructuring, wherein all of the outstanding Compensatory Units and Capital Units were exchanged for new units on a percentage basis determined by the outstanding units' relative fair values. These new units all retained the same earnings sharing and voting rights, but participated in the potential liquidation of the operating company on a pro rata basis. The operating company and unitholders each had fair-value put and call provisions, subject to certain restrictions, that allowed for redemption only for vested units that had been held longer than six months. New units exchanged for units previously issued retained their original liability classification. Of the total $696.3 million increase in value arising from the change from a formula-based redemption plan to a fair-value plan, approximately $232.5 million was associated with compensatory unit awards and charged to compensation and benefits expense on December 31, 2006. The remaining $463.8 million was recorded as a component of interest on mandatorily redeemable units for the year ended December 31, 2006.

        The operating company's Operating Agreement was amended as of March 31, 2007 to eliminate its obligation to redeem units under any circumstance. As a result, all units that were categorized as liabilities in the consolidated financial statements were reclassified as equity as of March 31, 2007. Subsequent to this date, distributions paid on unit-based compensation and incremental changes to these units' value are not considered a component of compensation and benefits expense and are instead recorded as a direct reduction of undistributed earnings. As of March 31, 2007, the operating company accelerated the vesting of all Compensatory Units then subject to vesting. The one-time charge associated with this acceleration, approximately $65.0 million, was recorded on March 31, 2007.

        At December 31, 2006, Capital Units, all subject to mandatory redemption upon the death of the holders, consisted of:

(in thousands)
Members Capital (39,891,000 units issued and outstanding)	$18,383
Undistributed Loss Attributable to Capital Units	(214,796)
Excess of Redemption Amount Over Capital and Undistributed Loss	729,966

Total	$533,553

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 14—Members' Equity Interests of Operating Company (Continued)

        Compensation and benefits expense associated with the operating company's Compensatory Units is comprised of the following:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Distributions on Compensatory Units	$12,087	$17,857	$10,147
Change in Redemption Value of Compensatory Units	15,969	20,411	7,306
Change from Formula to Fair Value Plan for Compensatory Units	—	232,534	—
Acceleration of Vesting of Compensatory Units	64,968	—	—

Total Compensatory Unit Expense	$93,024	$270,802	$17,453

        In 2007, the operating company granted 795,000 options to purchase Capital Units to certain members pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan. These options had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance. The Company determined that the total grant-date fair value of these options was approximately $2.8 million, using the Black-Scholes option pricing model with the following weighted-average assumptions:

Weighted-average Time Until Exercise:	7 years
Volatility:	30%
Risk Free Rate:	5.02%
Dividend Yield:	4.41%

        As of March 31, 2007, the operating company accelerated the vesting of all options then subject to vesting. The non-cash compensation charge associated with this accelerated amortization was approximately $1.9 million.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 14—Members' Equity Interests of Operating Company (Continued)

        The following is a summary of the option activity for the three years ended December 31, 2007:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2004	1,980,000	7.07
Options Granted	1,611,000	7.45
Options Cancelled	(1,485,000)	(8.08)
Options Exercised	(1,569,000)	(5.74)

Balance at December 31, 2005	537,000	9.61
Options Granted	—	—
Options Cancelled	—	—
Options Exercised	(537,000)	(9.61)

Balance at December 31, 2006	—	—
Options Granted	795,000	14.37
Options Cancelled	(20,000)	(13.53)
Options Exercised	(266,690)	(13.53)

Balance at December 31, 2007	508,310	14.85

        The weighted-average grant date fair value of options issued in 2007 was $3.52.

        Except as otherwise provided by law, the liability of a member of the operating company is limited to the amount of its capital account. A member may transfer or assign all, or any part of, its membership interest to any other party (a "Transferee"). A Transferee of such membership interest shall not become a member unless its membership in the operating company is unanimously approved by the then existing member(s) in writing. Any Transferee admitted as a member shall succeed to the capital account or portion thereof transferred or assigned, as if no such transfer or assignment had occurred.

        On February 13, 2007, the operating company accelerated the vesting of 285,000 of the 315,500 Class A Voting Units that were granted on January 1, 2007 pursuant to its 2006 Equity Incentive Plan and repurchased them from a departing employee. The charge associated with this acceleration was approximately $3.8 million and has been included in compensation and benefits expense for the year ended December 31, 2007.

        In 2003, the operating company issued immediately vested options to purchase Capital Units to a member, exercisable at various prices and expiring in September 2013. The terms of the grant were amended to adjust for the dilutive effect of the issuance of additional members' equity interests from 2004-2006. The operating company accounted for these options using the intrinsic value method prescribed by APB 25. No compensation cost associated with these grants and their subsequent modifications has been reflected in net income, as all such options had exercise prices in excess of fair market value on the date of grant or modification. If the operating company had recorded compensation cost for these options based on the fair value of the options on the date of grant consistent with FAS 123(R), the impact on the operating company's net income would not have been material.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 14—Members' Equity Interests of Operating Company (Continued)

        On January 1, 2006, the operating company effected a 600-for-1 unit split. On July 17, 2007, the operating company effected an additional 5-for-1 unit split. All unit and per unit amounts have been adjusted to reflect these splits.

Note 15—Shareholders' Equity

        The Company was incorporated in the State of Delaware on May 8, 2007. On May 10, 2007, the Company issued 100 shares of its common stock, par value $0.01 per share (the "Old Common Stock"), for $100 to Richard S. Pzena, the sole director of the Company as of that date. On October 5, 2007, the Company effected a 100-for-6 reverse stock split of all shares of its Old Common Stock then outstanding. All share amounts have been adjusted to reflect this split. As of the effectiveness of the amendment and restatement of the Company's certificate of incorporation on October 30, 2007, each share of the Old Common Stock outstanding immediately prior to effectiveness was reclassified as one share of the Company's Class A common stock, par value $0.01 per share (the "Class A Common Stock")

        On October 30, 2007, the Company consummated an initial public offering of 6,100,000 shares of its Class A common stock, par value $0.01 per share, for net proceeds of approximately $98.9 million, after payment of underwriting discounts and estimated offering expenses. These net proceeds were used to purchase 6,100,000 membership units of the operating company, representing 9.5% of its then outstanding membership units, from two of its outside investors and one former employee. Concurrently with the consummation of the Company's initial public offering, the Operating Agreement of the operating company was amended and restated such that, among other things, (i) the Company became the sole managing member of the operating company, (ii) the 6,100,000 membership units of the operating company that the Company acquired were reclassified as Class A Units of the operating company, (iii) an additional 11,118 Class A Units were issued to the Company in respect of its issuance of 11,112 shares of Class A Common Stock to certain directors of the Company on October 30, 2007, and contribution of the $100 initial investment the Company received in exchange for issuance of six shares of Class A Common Stock on May 10, 2007, and (iv) the holders of the remaining 90.5% of the outstanding membership units of the operating company were reclassified as Class B Units of the operating company. Class A and Class B units of the operating company have the same economic rights per unit. Accordingly, immediately following the consummation of the offering and reorganization, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company hold approximately 9.5% and 90.5%, respectively, of the economic interests in the operations of the business.

        For each membership unit of the operating company that was reclassified as a Class B unit in the reorganization, the Company issued the holder one share of its Class B common stock, par value $0.000001 per share, in exchange for the payment of this par value. Each share of the Company's Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of our common stock outstanding. From this time and thereafter, each share of the Company's Class B common stock entitles its holder to one vote. When a Class B unit is exchanged for a share of the Company's Class A common stock or forfeited, a corresponding share of the Company's Class B common stock will automatically be redeemed and cancelled. Conversely, to the extent that the Company causes Pzena Investment Management, LLC to issue additional Class B units to employees

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 15—Shareholders' Equity (Continued)

pursuant to its equity incentive plan, these additional holders of Class B units would be entitled to receive a corresponding number of shares of the Company's Class B common stock (including if the Class B units awarded are subject to vesting).

        Simultaneously with the consummation of the offering and reorganization, all holders of the Company's Class B common stock entered into a stockholders' agreement, pursuant to which they agreed to vote all shares of Class B common stock then held by them, and acquired in the future, together on all matters submitted to a vote of the common stockholders.

        The outstanding shares of the Company's Class A common stock represent 100% of the rights of the holders of all classes of the Company's capital stock to receive distributions, except that holders of Class B common stock will have the right to receive the class's par value upon the Company's liquidation, dissolution or winding up.

        Pursuant to the amended and restated Operating Agreement of the operating company, each vested Class B unit is exchangeable for a share of the Company's Class A common stock, subject to certain exchange timing and volume limitations.

        The acquisition of the operating company's membership interests by the Company has been treated as a reorganization of entities under common control pursuant to the guidance set forth in FTB 85-5. Accordingly, the net assets assumed by the Company through the offering have been reported at the operating company's historical cost basis. As a result of these transactions, as of and subsequent to October 30, 2007, (i) the Company has consolidated the financial results of the operating company with its own and reflected the 90.5% membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements, and (ii) the Company's income will be generated by its 9.5% economic interest in the operating company's net income.

        This acquisition of membership units in the operating company has allowed the Company to make an election to step up its tax basis in the net assets acquired. This step up is deductible for tax purposes over a 15-year period. Based on the net proceeds of the offering and tax basis of the operating company as of October 30, 2007, this election gave rise to a deferred tax asset of approximately $68.7 million. Pursuant to a tax receivable agreement between the Company and the operating company, 85% of the benefits of this election will be returned to the selling unitholders of the operating company as they are realized. This liability of $58.4 million is recorded as liability to selling shareholders on the consolidated statement of financial condition.

        The assets and liabilities assumed in the offering and reorganization have been recorded as follows:

(in thousands)
Pzena Investment Management, LLC Members' Capital	$747,568
Pzena Investment Management, LLC Retained Deficit	(759,551)
Deferred Tax Asset	68,695
Tax receivable Liability to Selling Unitholders	(58,391)

Total	$(1,679)

Common Stock, at Par	61
Additional Paid-in Capital	(1,740)

Total	$(1,679)

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 15—Shareholders' Equity (Continued)

        The Company has not recorded a non-controlling interest associated with the acquisition of its operating company, as the post offering net equity of the operating company was less than zero. Pursuant to the guidance in EITF 95-7, no operating company non-controlling interest will be recorded until the initial deficit attributable to the non-controlling interest, approximately $10.7 million, is extinguished.

        On November 9, 2007, the Company's Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock, payable on January 11, 2008 to shareholders of record as of December 28, 2007. The liability associated with this payment, and the corresponding obligation to the operating company members, is recorded in dividends payable on the consolidated statements of financial condition.

Note 16—Pro Forma Financial Information (unaudited)

        The following unaudited pro forma results of operations have been prepared assuming that the initial public offering and associated restructuring occurred on January 1, 2006. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had these transactions been completed on these dates and does not purport to indicate results of operations as of any future date or any future period.

	For the Year Ended December 31,
	2007	2006
	(in thousands, except per share amounts)
	(unaudited)	(unaudited)
Revenue	$147,149	$115,087
Operating Expenses	45,900	43,210

Operating Income	101,249	71,877

Other income	(4,309)	2,250
Provision for Income Taxes	9,029	6,625
Minority and Non-Controlling Interests	82,976	63,848
Net Income	$4,935	$3,654

Basic and Diluted Earnings per Share	$0.81	$0.60

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 17—Subsequent Events

        Pursuant to its 2006 Equity Incentive Plan, the operating company issued 13,000 new Class B Voting Units and 446,000 options to purchase Class B Voting Units to new and existing members on January 1, 2008. The operating company also issued 89,826 restricted phantom Class B Units under its bonus plan. These units and options vest ratably over a four-year period and were issued with grant values or strike prices of $11.40, which were equal to the closing market price of the Company's common stock on December 31, 2007.

        On January 16, 2008, a second class action lawsuit, substantively identical to the putative class action lawsuit commenced on November 21, 2007 and identified in Note 6, above, was commenced in the United States District Court for the Southern District of New York against the Company and Richard S. Pzena, its chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended. Both complaints allege that the registration statement and prospectus relating to the initial public offering of the Company's Class A common stock contained materially misleading statements and otherwise failed to disclose a pattern of net redemptions in the John Hancock Classic Value Fund for which it acts as sub-investment advisor. Both plaintiffs seek to represent a class of all persons who purchased or otherwise acquired Class A common stock in the Company's initial public offering and seek damages in an unspecified amount. The Court has consolidated the lawsuits and appointed co-lead plaintiffs. The Company believes that the allegations and claims against it and its chief executive officer are without merit and intends to contest these claims vigorously.

        On February 11, 2008, the operating company entered into Amendment No.1 to its three-year-term loan facility. The amendment changed a number of credit agreement provisions, including: (i) the minimum assets under management financial covenant was reduced from $20.0 billion to $15.0 billion; (ii) the minimum EBITDA financial covenant for each four quarter period was reduced from $60.0 million to $40.0 million; (iii) the capacity of the revolving credit facility was reduced from $20.0 million to $5.0 million; and (iv) the interest rate was increased from LIBOR plus 1.0% to LIBOR plus 1.5%. In addition, two mandatory prepayment provisions were added: (a) term loan amortization is required beginning in any period when assets under management are less than $20 billion and ending when assets under management are greater than $21.5 billion and (b) an excess cash flow sweep is required if assets under management are below $17.5 billion at the end of any fiscal quarter. As of March 20, 2008, the Company's assets under management were approximately $21.5 billion.

        On February 28, 2008, the operating company entered into a $60.0 million notional amount interest rate swap agreement that commences on July 23, 2008. The swap, which expires on the same date as the operating company's three-year, $60.0 million term loan facility, obligates the Company to pay a 2.825% fixed rate of interest on the notional amount and requires the counterparty to pay the Company a floating interest rate based on the monthly LIBOR interest rate. The 1.50% spread on the term loan is in addition to these amounts, resulting in an aggregate annualized fixed payment of 4.325% of the notional amount for the term of the swap agreement.