Form 10-Q
period 2008-03-31
Pzena Investment Management, Inc.
filed 2008-05-14
CIK 1399249

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to

Commission File Number 001-33761

PZENA INVESTMENT MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8999751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 West 45th Street
New York, New York	10036
(Address of principal executive offices)	(Zip Code)

(212) 355-1600

(Registrant’s telephone number including area code)

Not Applicable

(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of  May 14, 2008 there were 6,123,494 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of  May 14, 2008 there were 57,950,910 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page

PART I — FINANCIAL INFORMATION		3

Item 1.	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc. as of March 31, 2008 (unaudited) and December 31, 2007	3

	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three Months Ended March 31, 2008 and March 31, 2007	4

	Consolidated Statements of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three Months Ended March 31, 2008 and March 31, 2007	5

	Consolidated Statements of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Three Months Ended March 31, 2008 and March 31, 2007	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4T.	Controls and Procedures	40

PART II — OTHER INFORMATION		41

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

EXPLANATORY NOTE

On October 30, 2007, Pzena Investment Management, Inc. (the “Company”) consummated an initial public offering of 6,100,000 shares of its Class A common stock in which it received net proceeds of approximately $98.9 million that it used to purchase 6,100,000 membership units of Pzena Investment Management, LLC, representing 9.5% of the then outstanding membership units of Pzena Investment Management, LLC. Concurrently with the consummation of this initial public offering, (i) the operating agreement of Pzena Investment Management, LLC (the “Operating Agreement”) was amended and restated such that, among other things, Pzena Investment Management, Inc. became the sole managing member of Pzena Investment Management, LLC and (ii) related reorganization transactions were consummated. Accordingly, as of and subsequent to October 30, 2007, (i) Pzena Investment Management, Inc. will consolidate the financial results of Pzena Investment Management, LLC with its own and reflect the remaining membership interest in Pzena Investment Management, LLC as a non-controlling interest in its consolidated financial statements, and (ii) Pzena Investment Management, Inc.’s income will be generated by its economic interest in Pzena Investment Management, LLC’s net income. As of March 31, 2008, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.6% and 90.4%, respectively, of the economic interests in the operations of the business.  Therefore, this Quarterly Report on Form 10-Q presents the following financial statements:

1)              the consolidated statement of operations, the consolidated statement of cash flows and the consolidated statement of changes in equity, of Pzena Investment Management, LLC for the three months ended March 31, 2007; and

2)              the consolidated financial statements of Pzena Investment Management, Inc. as of and for the three months ended March 31, 2008 and the consolidated statement of financial condition of Pzena Investment Management, Inc. as of December 31, 2007.

“We,” “us,” “our,” and the “Company” refer to: (i) Pzena Investment Management, Inc. and its subsidiaries, including Pzena Investment Management, LLC and all of its subsidiaries, following the consummation of the above-referenced initial public offering, amendment and restatement of the Operating Agreement and related reorganization transactions on October 30, 2007, and (ii) to Pzena Investment Management, LLC and all of its subsidiaries prior to the consummation of these transactions. The “operating company” refers to Pzena Investment Management, LLC.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report on Form 10-Q, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

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

The reports that we file with the SEC, accessible on the SEC’s website at www.sec.gov, identify additional factors that can affect forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and Cash Equivalents	$36,000	$27,184
Due from Broker	77	268
Advisory Fees Receivable	21,625	26,061
Investments in Marketable Securities, at Fair Value	36,545	27,465
Receivable from Related Parties	418	351
Other Receivables	175	1,040
Prepaid Expenses and Other Assets	635	881
Deferred Tax Assets	67,632	68,233
Property and Equipment, Net of Accumulated Depreciation of $1,527 and $1,412, respectively	3,098	3,163
TOTAL ASSETS	$166,205	$154,646

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$10,003	$8,542
Securities Sold Short, at Fair Value	3,518	1,028
Due to Broker	126	4,101
Dividends Payable	7,058	7,045
Long Term Debt	60,000	60,000
Liability to Selling Shareholders	58,391	58,391
Other Liabilities	1,772	1,105
TOTAL LIABILITIES	140,868	140,212

Commitments and Contingencies	—	—
Non-Controlling Interests	20,208	16,355

Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 6,123,494 and 6,111,118 Shares Issued and Outstanding in 2008 and 2007, respectively)	61	61
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 57,950,910 and 57,937,910 Shares Issued and Outstanding in 2008 and 2007, respectively)	—	—
Additional Paid-In Capital	4,907	(2,043)
Accumulated Other Comprehensive Income	(46)	—
Retained Earnings	207	61
TOTAL EQUITY	5,129	(1,921)
TOTAL LIABILITIES AND EQUITY	$166,205	$154,646

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.

(Prior to October 30, 2007 - Pzena Investment Management, LLC)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months Ended March 31,
	2008	2007
REVENUE	$30,012	$35,298

EXPENSES
Compensation and Benefits Expense	8,951	103,824
General and Administrative Expenses	3,043	2,089
TOTAL OPERATING EXPENSES	11,994	105,913
Operating Income/(Loss)	18,018	(70,615)

OTHER INCOME/(EXPENSE)
Interest Income	197	286
Interest Expense	(963)	—
Dividend Income, Net	281	129
Realized and Unrealized Loss, Net on Marketable Securities and Securities Sold Short	(3,580)	(170)
Equity in Loss of Affiliates	—	(42)
Other	(14)	32
Total Other Income/(Expense)	(4,079)	235

Income/(Loss) Before Income Taxes and Non-Controlling Interests	13,939	(70,380)

Provision for Income Taxes	1,542	1,129
Non-Controlling Interests	11,577	(9)
Income/(Loss) Before Interest on Mandatorily Redeemable Units	820	(71,500)

Interest on Mandatorily Redeemable Units	—	16,575

Net Income/(Loss)	$820	$(88,075)

Net Income for Basic Earnings per Share	$820
Basic Earnings per Share	$0.13
Basic Weighted Average Shares Outstanding	6,119,686

Net Income for Diluted Earnings per Share	$8,597
Diluted Earnings per Share	$0.13
Diluted Weighted Average Shares Outstanding	64,070,596

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.

(Prior to October 30, 2007 - Pzena Investment Management, LLC)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net Income/(Loss)	$820	$(88,075)
Adjustments to Reconcile Net Income/(Loss) to Cash Provided by Operating Activities:
Depreciation	115	74
Non-Cash Compensation	344	81,884
Director Share Grant	140	—
Realized and Unrealized Loss, Net on Marketable Securities and Securities Sold Short	3,580	170
Non-Controlling Interests	11,577	(9)
Equity in Loss of Affiliates	—	42
Deferred Income Taxes	547	(231)
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	4,436	(1,689)
Due from Broker	191	765
Restricted Cash	—	(22)
Prepaid Expenses and Other Assets	1,111	493
Due to Broker	(3,975)	(2,691)
Accrued Expenses, Accounts Payable and Other Liabilities	1,508	5,022
Purchases of Marketable Securities and Securities Sold Short	(16,836)	(6,986)
Proceeds from Sale of Marketable Securities and Securities Sold Short	6,667	7,453
Net Cash Provided by/(Used in) Operating Activities	10,225	(3,800)

INVESTING ACTIVITIES
Receivable from Related Parties	(67)	76
Purchases of Property and Equipment	(50)	(32)
Net Cash Provided by/(Used in) Investing Activities	(117)	44

FINANCING ACTIVITIES
Contributions from Non-Controlling Interests	6,833	1,462
Distributions to Non-Controlling Interests	(1,080)	(2,067)
Dividends	(672)	—
Distributions to Members	(6,373)	—
Net Cash Used in Financing Activities	(1,292)	(605)

NET CHANGE IN CASH	$8,816	$(4,361)

CASH AND CASH EQUIVALENTS - Beginning of Period	$27,184	$30,920
Net Change in Cash	8,816	(4,361)
CASH AND CASH EQUIVALENTS - End of Period	$36,000	$26,559

Supplementary Cash Flow Information:
Interest Paid:
On Mandatorily Redeemable Units	$—	$18,995
Other	$982	$—
Income Taxes Paid	$—	$—

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.

(Prior to October 30, 2007 - Pzena Investment Management, LLC)

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)

	Capital Units	Shares of Class A Common Stock	Shares of Class B Common Stock	Members’ Capital	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Excess of Liabilities Over Assets	Total
Balance at December 31, 2007	—	6,111,118	57,937,910	$—	$61	$—	$(2,043)	$—	$61	$—	$(1,921)

Issuance of Class A Common Stock	—	12,376	—	—	—	—	11	—	—	—	11

Issuance of Class B Common Stock	—	—	13,000	—	—	—	—	—	—	—	—

Net Income	—	—	—	—	—	—	—	—	820	—	820

Amortization of Deferred Compensation	—	—	—	—	—	—	16	—	—	—	16

Accumulated Other Comprehensive Income	—	—	—	—	—	—	—	(46)	—	—	(46)

Equity Effect of Operating Company Net Deficit on Non-Controlling Interests	—	—	—	—	—	—	6,923	—	—	—	6,923

Class A Cash Dividends Declared ($0.11 per share)	—	—	—	—	—	—	—	—	(674)	—	(674)

Balance at March 31, 2008	—	6,123,494	57,950,910	$—	$61	$—	$4,907	$(46)	$207	$—	$5,129

Balance at December 31, 2006	—	—	—	$—	$—	$—	$—	$—	$—	$(729,966)	$(729,966)

Net Loss Before Interest on Mandatorily Redeemable Units	—	—	—	—	—	—	—	—	—	(71,500)	(71,500)

Interest on Mandatorily Redeemable Units	—	—	—	—	—	—	—	—	—	(16,575)	(16,575)

Amortization of Deferred Compensation	—	—	—	—	—	—	—	—	—	1,901	1,901

Reclassification of Liabilities to Capital Units	12,755,744	—	—	875,096	—	—	—	—	(816,140)	816,140	875,096

Balance at March 31, 2007	12,755,744	—	—	$875,096	$—	$—	$—	$—	$(816,140)	$—	$58,956

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS

Note 1—Organization

Pzena Investment Management, Inc. (the “Company”) functions as the holding company through which the business of its operating company, Pzena Investment Management, LLC, is conducted.  The Company was incorporated in the State of Delaware on May 8, 2007.  On May 10, 2007, the Company issued 100 shares of its common stock for $100 to Richard S. Pzena, the sole director of the Company as of that date.  On October 30, 2007, the Company consummated an initial public offering of 6,100,000 shares of its Class A common stock, par value $0.01 per share, for net proceeds of approximately $98.9 million, after payment of underwriting discounts and offering expenses.  These net proceeds were used to purchase 6,100,000 membership units of Pzena Investment Management, LLC, representing 9.5% of its then outstanding membership units, from its two outside investors and one former employee. Concurrently with the consummation of the Company’s initial public offering, the Operating Agreement of Pzena Investment Management, LLC (the “Operating Agreement”) was amended and restated such that, among other things, the Company became the sole managing member of Pzena Investment Management, LLC.  The acquisition of the operating company’s membership interests by Pzena Investment Management, Inc. has been treated as a reorganization of entities under common control pursuant to the guidance set forth in Financial Accounting Standards Board Technical Bulletin No. 85-5, Issues Relating to Accounting for Business Combinations (“FTB 85-5”).  Accordingly, the net assets assumed by the Company through the offering have been reported at Pzena Investment Management, LLC’s historical cost basis.  As a result of these transactions, as of and subsequent to October 30, 2007, (i) the Company has consolidated the financial results of Pzena Investment Management, LLC with its own and reflected the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements, and (ii) the Company’s income will be generated by its economic interest in Pzena Investment Management, LLC’s net income.  Reported results for the periods prior to October 30, 2007 reflect solely the operations of Pzena Investment Management, LLC.

Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of March 31, 2008, the Company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and international capital markets.

The Company, though its investment in its operating company, has consolidated the results of operations and financial condition of the following private investment partnerships as of March 31, 2008:

Entity	Type of Entity (Date of Formation)	Ownership at March 31, 2008
Pzena Large Cap Value Fund	Massachusetts Trust (11/1/2002)	99.6%
Pzena Large Cap Value Fund II	Massachusetts Trust (8/1/2006)	99.9%
Pzena International Value Service	Delaware Limited Liability Company (12/22/2003)	2.2%
Pzena Global Value Service	Delaware Limited Liability Company (12/22/2003)	0.0%
Pzena Emerging Markets Value Service	Delaware Limited Liability Company (12/28/2006)	21.0%
Pzena Mega Cap Value Fund	Massachusetts Trust (2/23/2007)	99.9%
Pzena Value Partners	Limited Partnership (1/22/2008)	16.8%
Pzena Emerging Markets Country Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%
Pzena Emerging Markets Focused Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Pursuant to its Operating Agreement, the operating company will continue until December 31, 2026, unless a terminating event, as defined in the Operating Agreement, occurs prior to this date. Operating company members are not liable for repayment, satisfaction or discharge of any debts, liabilities or obligations of the operating company, except to the extent of their capital accounts.

Note 2—Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and related Securities and Exchange Commission rules and regulations.  The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary.  The Company also consolidates non-variable-interest entities in which it acts as the general partner or managing member.  All significant inter-company transactions and balances have been eliminated.

In addition to the results of its operating company, the consolidated financial statements of the Company include the results of operations and financial condition of the Pzena Large Cap Value Fund, the Pzena Large Cap Value Fund II, the Pzena Emerging Markets Value Service, the Pzena Emerging Markets Country Value Service, the Pzena Emerging Markets Focused Value Service, Pzena Value Partners and the Pzena Mega Cap Value Fund as of, and from, the dates of their formation.  Pursuant to the guidance of Emerging Issues Task Force Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), the results of operations and financial condition of the Pzena International Value Service and the Pzena Global Value Service were consolidated January 1, 2006, while the Pzena Emerging Markets Value Service was consolidated since December 31, 2007.  Pzena Value Partners was similarly consolidated as of and from the date of its formation.  The Pzena Investment Management Select Fund was consolidated through January 23, 2007, the date of its liquidation.  All of these entities represent private investment partnerships over which the Company exercises or exercised control.  Non-controlling interests recorded on the consolidated financial statements of the Company includes the non-controlling interests of the outside investors in each of these entities as well as that of the operating company.

These consolidated investment partnerships are investment companies under the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies (the “AICPA Guide”).  The Company has retained the specialized accounting for these partnerships pursuant to Emerging Issues Task Force Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation (“EITF 85-12”).  Thus, the Company reports the investment partnerships’ investments in marketable securities and securities sold short at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

Non-controlling interests in the operations of the Company’s consolidated subsidiaries are comprised of the following:

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$13,477	$—
Non-Controlling Interest in Consolidated Subsidiaries	(1,900)	(9)
Non-Controlling Interests	$11,577	$(9)

As discussed further in Note 15, the Company has not recorded a non-controlling interest associated with the acquisition of its operating company, as the post offering net equity of the operating company was less than zero.  Pursuant to the guidance in Emerging Issues Task Force Issue No. 95-7, Implementation Issues Related to the Treatment of Minority Interest in Certain Real Estate Trusts (“EITF 95-7”), an operating company non-controlling interest will not be recorded until the initial deficit that existed at acquisition is extinguished.

The Company acts as the investment manager for four trusts and one offshore investment company, each of which are considered variable-interest entities.  All of these entities are vehicles through which the Company offers its Global Value and/or International Value strategies.  The Company is not considered the primary beneficiary of any of these entities.  Correspondingly, their results of operations and financial condition are not consolidated by the Company.  The total net assets of these variable-interest entities were approximately $809.6 million and $902.8 million at March 31, 2008 and December 31, 2007, respectively.  The Company is not exposed to losses as a result of its involvement with these entities because it has no direct investment in them.

Investments in private investment partnerships in which the Company has a minority interest and exercises significant influence are accounted for using the equity method.  Such investments, if any, are reflected on the consolidated statements of financial condition as investments in affiliates and are recorded at the amount of capital reported by the respective private investment partnerships.  Such capital accounts reflect the contributions paid to, distributions received from, and the equity earnings of, the private investment partnerships.  The earnings of these private investment partnerships are included in equity in earnings/(loss) of affiliates in the consolidated statements of operations.

Prior to March 31, 2007, the operating company’s membership units were categorized as either Compensatory Units or Capital Units.  Because both types of units had features of both debt and equity, the operating company accounted for them pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”), and Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity (“FAS 150”), as described further below.

Compensatory Units consisted of units that were granted to employees and members for services rendered.  Through March 31, 2007, the distributions associated with these units, and the subsequent incremental increase or decrease in their redemption value, were accounted for as part of compensation and benefits expense on the consolidated statements of operations, as further discussed below.

Capital Units included units issued to founders and those purchased by certain employees. Through March 31, 2007, the distributions associated with these units, and the subsequent incremental increase or decrease in their redemption value, were accounted for as part of interest in mandatorily redeemable units on the consolidated statements of operations.

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Effective March 31, 2007, the operating company amended its Operating Agreement to remove all mandatory redemption provisions.  As all of its membership units thereafter had only equity characteristics, neither distributions, nor subsequent incremental changes to their value, were charged against income from the effective date of the amendment.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which investment management services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management, generally billed quarterly, either in arrears or advance, depending on their contractual terms.  Advisory fee income also includes incentive fees that may be earned by the Company depending on the investment return of the assets under management. Incentive fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by assets under management to determine the incentive fees earned.  Returns are calculated on an annualized basis over the contract’s measurement period, which may extend up to three years.  Incentive fees are generally payable annually.  Pursuant to the preferred accounting method under Emerging Issues Task Force Issue D-96, Accounting for Management Fees Based on a Formula (“EITF D-96”), such incentive fee income is recorded at the conclusion of the contractual performance period when all contingencies are resolved.  The Company recognized no such incentive fees for the three months ended March 31, 2008 and 2007.

Unit-based Compensation:

Until March 31, 2007, compensation and benefits expense included the distributions made on Compensatory Units outstanding, as well as the incremental increases or decreases in the redemption values of these units subsequent to their grant date over their vesting period.  Distributions were generally paid on the operating company’s income before non-cash compensation charges.  Redemption values were determined based on fair value.

The Operating Agreement was amended as of March 31, 2007 to eliminate the obligation to redeem units under any circumstance.  Since all Compensatory Units thereafter had only equity characteristics, neither distributions, nor subsequent incremental changes to these units’ value, were charged against income subsequent to March 31, 2007.  In addition, as of March 31, 2007, the operating company accelerated the vesting of all Compensatory Units then subject to vesting.  The operating company recorded a $65.0 million one-time charge in compensation and benefits expense which was associated with this acceleration as of March 31, 2007.

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Interest on Mandatorily Redeemable Units:

Until the amendment of its Operating Agreement on March 31, 2007, the operating company recorded a net liability for its Capital Units equal to the accumulated redemption value as of the balance sheet date of all such outstanding units.  This liability also included any undistributed earnings attributable to such units. As such, interest on mandatorily redeemable units included distributions made on Capital Units outstanding, as well as the incremental increases or decreases in the redemption values of these units.  Distributions are generally paid on the operating company’s income before non-cash compensation charges. Redemption values were determined based on fair value.

Prior to March 31, 2007, Capital Units were required to be redeemed on the death of a member. Effective March 31, 2007, the Operating Agreement was amended to eliminate the obligation to redeem units under any circumstance.  Since all Capital Units thereafter had only equity characteristics, neither distributions, nor subsequent incremental changes to these units’ value, were charged against income subsequent to the effective date of the amendment.  The $16.6 million charge recorded in 2007 represents the distributions and incremental changes to these units’ fair value through March 31, 2007.

Compensatory Units Subject to Mandatory Redemption:

Until the amendment of its Operating Agreement on March 31, 2007, the operating company recorded a net liability for its Compensatory Units equal to the accumulated redemption value as of the balance sheet date of all such outstanding units.  This liability also included any undistributed earnings attributable to such units.

Prior to March 31, 2007, vested Compensatory Units were required to be redeemed on the death of a member. Effective March 31, 2007, the operating company amended its Operating Agreement to remove all mandatory redemption provisions.  As of that date, the liability associated with these units was reclassified as equity.  Further, as of March 31, 2007, the operating company accelerated the vesting of all Compensatory Units then subject to vesting.

Earnings per Share:

Prior to October 30, 2007, reported results of operations are solely those of Pzena Investment Management, LLC.  As the operating company is a private limited liability corporation, no historical earnings per share calculations have been reported prior to this date.  Subsequent to October 30, 2007, earnings per share reflect the per share allocation of the Company’s economic interest in its operating company.

Basic earnings per share is computed by dividing the Company’s net income by the weighted-average number of shares outstanding during the reporting period.  Diluted net income per share adjusts this calculation to reflect the impact of all outstanding operating company membership units as well as outstanding options and phantom operating units to the extent that they would have a dilutive effect on net income per share for the reporting period.  Net income for diluted earnings per share assumes all operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate.  For the three months ended March 31, 2008, approximately 954,310 options to purchase operating company units freely convertible into Company common stock and 89,826 phantom operating units were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for the period.

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

The Company’s  basic and diluted earnings per share, generated from its economic interest in the operating company, were determined as follows (in thousands, except for share and per-share amounts):

Net Income for Basic Earnings per Share	$820
Basic Weighted Average Shares Outstanding	6,119,686
Basic Earnings per Share	$0.13

Net Income for Diluted Earnings per Share	$8,597
Basic Weighted Average Shares Outstanding	6,119,686
Dilutive Effect of Operating Company Units	57,950,910
Diluted Weighted Average Shares Outstanding	64,070,596
Diluted Earnings per Share	$0.13

Cash and Cash Equivalents:

The Company considers all highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Interest on cash and cash equivalents is recorded as interest income on the consolidated statements of operations.

Due to/from Broker:

Due to/from broker consists primarily of cash balances and amounts receivable/payable for unsettled securities transactions held/initiated at the clearing brokers of the Company’s consolidated investment partnerships.

Investments in Securities:

Investments in marketable securities and securities sold short represent primarily the securities held by the Company’s consolidated investment partnerships.  All such securities are recorded at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

The Company adopted the provisions of Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“FAS 157”), on January 1, 2008.  FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FAS 157 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels: (i) valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets (Level 1); (ii) valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured (Level 2) and; (iii) valuation inputs are unobservable and significant to the fair value measurement (Level 3).

The Company’s fair value measurements relate to its interest rate swap as well as its investments in marketable securities and securities sold short, which are primarily exchange-traded securities with quoted prices in active markets. The fair value measurements of the securities have been classified as Level 1. The fair value measurement of the interest rate swap has been determined primarily based upon the market prices for interest rate swaps with similar provisions and forward interest rate curves, and has been classified as Level 2.

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

The following table presents these instruments’ fair value at March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3

Marketable Securities	$36,545	$—	$—
Securities Sold Short	(3,518)	—	—
Interest Rate Swap	—	(477)	—
Total Fair Value	$33,027	$(477)	$—

Securities Valuation:

Investments in marketable equity securities and securities sold short which are traded on a national securities exchange are carried at fair value based on the last reported sales price on the valuation date.  If no reported sales occurred on the valuation date, investments in securities are valued at the bid price and securities sold short are valued at the ask price. Securities transactions are recorded on the trade date.

The net realized gain or loss on sales of securities and securities sold short is determined on a specific identification basis and is included in realized and unrealized gain/(loss), net on marketable securities and securities sold short in the consolidated statements of operations.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from brokers and advisory fees receivable.  The Company maintains its cash, temporary cash and restricted cash investments in bank deposits and other accounts whose balances, at times, exceed federally insured limits.

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.  For the three months  ended March 31, 2008 and 2007, approximately 16% and 22%, respectively, of the Company’s advisory fees were generated from an advisory agreement with one client.  At March 31, 2008 and December 31, 2007, no allowance for doubtful accounts has been deemed necessary.

Financial Instruments:

The operating company has entered into an interest rate swap agreement to manage its exposure to changes in interest rates associated with its three-year, $60.0 million term loan facility.  This instrument was not entered into for trading purposes.  The counterparty to this agreement is a major financial institution.    Pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“FAS 133”), the Company records this cash flow hedge at fair value as a component of other liabilities on the consolidated statement of financial position.  The Company’s pro rata share of the changes in the fair value of this agreement are recorded as a component of accumulated other comprehensive income.  At March 31, 2008, the approximate fair value of this swap agreement was negative $0.5 million.

Property and Equipment:

Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets, which range from three to seven years.  Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvements or the remaining lease term.

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Business Segments:

The Company views its operations as comprising one operating segment.

Income Taxes:

The Company is a “C” corporation under the Internal Revenue Code, and thus liable for federal, state and local taxes on the income derived from its economic interest in its operating company.  The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  It has not made provision for federal or state income taxes because it is the personal responsibility of each of the operating company’s members (including the Company) to separately report their proportionate share of the operating company’s taxable income or loss.  Similarly, the income of the Company’s consolidated investment partnerships is not subject to income taxes, as it is allocated to each partnership’s individual partners.  The operating company has made a provision for New York City Unincorporated Business Tax, or New York City UBT.

The Company and its consolidated subsidiaries account for all state, local and federal taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2008 and December 31, 2007, no such valuation allowances were deemed necessary.  The income tax provision, or credit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

New Accounting Pronouncements:

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”).  FAS 159 permits an entity to elect to measure certain financial instruments and certain other items at fair value with changes in fair value recognized in earnings.  FAS 159 is effective for fiscal years beginning after November 15, 2007.  Since the Company chose not to elect this fair value option, the impact of the adoption of this statement was not material.

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”) which replaces Statement of Financial Accounting Standards No. 141, Business Combinations. FAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) discloses the business combination.  FAS 141R applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. FAS 141R is effective on a prospective basis for all business combinations on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  Early adoption is not allowed.  The Company is in the process of assessing the impact of this standard on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. FAS 160 is effective for the Company on January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively.  Early adoption is not allowed.  The Company is in the process of assessing the impact of this standard on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is in the process of assessing the impact of this standard on its consolidated financial statements.

Note 3—Property and Equipment

Property and equipment, net, is comprised of the following:

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

	As of
	March 31,	December 31,
	2008	2007
	(in thousands)

Computer Hardware	$836	$796
Computer Software	156	152
Furniture and Fixtures	1,162	1,156
Office Equipment	243	243
Leasehold Improvements	2,228	2,228
Total	4,625	4,575
Less: Accumulated Depreciation and Amortization	(1,527)	(1,412)
Total	$3,098	$3,163

Depreciation and amortization expense, included in general and administrative expenses, totaled $0.1 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

Note 4—Related Party Transactions

For the three months ended March 31, 2008 and 2007, the Company earned $1.8 million and $1.5 million, respectively, in investment advisory fees from unconsolidated entities for which it acts as the investment manager.

At March 31, 2008 and December 31, 2007, the Company had advanced $0.1 million and $0.1 million, respectively, to an international investment company for organization and start-up costs, which are included in receivable from related parties on the consolidated statements of financial condition.  The Company is the sponsor and investment manager of this entity.

At March 31, 2008 and December 31, 2007, receivable from related parties included $0.1 million and $0.1 million, respectively, of loans to employees.  These loans are in the form of forgivable promissory notes which are amortized through compensation expense pursuant to their terms.

Employees of the Company who are considered accredited investors have the ability to open separately-managed accounts, or invest in certain of the Company’s consolidated investment partnerships, without being assessed advisory fees.  Investments by employees in separately-managed accounts are permitted only at the discretion of the Executive Committee of the Company, but are generally not subject to the same minimum investment levels that are required of outside investors.  Some of the investment advisory fees that are waived on separately managed accounts for employees are for strategies that typically have account fee minimums, which vary by strategy, but typically average approximately $50,000 per account per year.

Note 5—Investments in Affiliates

The Company held an investment in, and acted as manager of, an unconsolidated investment partnership which was accounted for under the equity method.  Summary financial information related to this entity is as follows:

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

	PAI Hedged Value Fund, LLC
	For the Three Months Ended March 31,
	2008	2007
	(in thousands)

Net Investment Income	$—	$5
Net Realized and Unrealized Loss	—	(145)
Net Loss	$—	$(140)
Company’s Equity in Loss	$—	$(42)
Ownership Percentage	0%	29%

 In the fourth quarter of 2007, the decision was made to dissolve the PAI Hedged Value Fund, LLC. This entity was consolidated beginning October 1, 2007, the effective date of the withdrawal of the external joint venture partner, until it was fully liquidated on December 28, 2007.

Note 6—Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants.  In certain cases, the Company may have recourse against third parties with respect to these indemnities.  The Company maintains insurance policies that may provide coverage against certain claims under these indemnities. FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), providing accounting and disclosure requirements for certain guarantees.  The Company has had no claims or payments pursuant to these agreements, and it believes the likelihood of a claim being made is remote.  Utilizing the methodology in FIN 45, the Company’s estimate of the value of such guarantees is de minimis, and, therefore, an accrual has not been made in the consolidated financial statements.

In the normal course of business, the Company may be subject to various legal and administrative proceedings. On November 21, 2007 and January 16, 2008, respectively, substantively identical putative class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and Richard S. Pzena, our chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended. The Court consolidated the lawsuits and appointed co-lead plaintiffs, who filed a consolidated amended complaint.  The consolidated amended complaint names as defendants the Company, Richard S. Pzena, and two of the underwriters of our initial public offering, Goldman Sachs & Co., Inc. and UBS Securities LLC.  Plaintiffs seek to represent a class of all persons who purchased or otherwise acquired Class A common stock issued pursuant or traceable to the Company’s initial public offering.  The consolidated amended complaint alleges that the registration statement and prospectus relating to the initial public offering of the Company’s Class A common stock contained material misstatements and omissions and wrongfully failed to disclose net redemptions in the John Hancock Classic Value Fund for which the Company acts as sub-investment advisor.  The consolidated amended complaint seeks damages in an unspecified amount including rescission or rescissory damages.  The Company believes that the allegations and claims are without merit and intends to contest these claims vigorously.

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

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

Lease expenses for the three months ended March 31, 2008 and 2007 were $0.6 million and $0.3 million, respectively.

Note 7—Retirement Plan

The Company maintains a defined contribution pension plan which covers substantially all members and employees.  The Company may make contributions to the plan at the discretion of management. Under the terms of the plan, all such contributions vest immediately.  Company contributions for the three months ended March 31, 2008 and 2007 were $0.5 million and $0.4 million, respectively.  These expenses are included in compensation and benefits expense in the consolidated statements of operations.

Note 8—Compensation and Benefits

As discussed further in Note 14, the operating company issued Compensatory Units to employees and members which had redemption features that required them to be classified as liabilities in the consolidated statements of financial condition prior to March 31, 2007.  Until this date, distributions on the Compensatory Units outstanding, and changes in these units’ redemption values, were recorded as compensation and benefits expense.

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)

Cash Compensation and Other Benefits	$8,607	$8,899
Distributions on Compensatory Units	—	12,087
Change in Redemption Value of Compensatory Units	—	15,969
Acceleration of Vesting of Compensatory Units	—	64,968
Other Non-Cash Compensation	344	1,901
Total Compensation and Benefits Expense	$8,951	$103,824

 Distributions on Compensatory Units includes cash distributions paid on, as well as the net increase or decrease in undistributed earnings attributable to, Compensatory Units.

As of March 31, 2007, the effective date of the amendment to the Operating Agreement to eliminate the operating company’s obligation to redeem units under any circumstance, the unit-based compensation awards

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

previously categorized as liabilities were reclassified as equity.  Further, as of March 31, 2007, the operating company accelerated the vesting of all Compensatory Units then subject to vesting. Subsequent to this date, distributions on these units are not considered a component of compensation and benefits expense and are instead recorded as a direct reduction of members’ capital.

The change in liability for the redemption of Compensatory Units, through the date of the amendment of the Operating Agreement described above, is as follows:

(in thousands)

Balance at December 31, 2006	$263,980
Value of Units Vested During the Year	79,199
Increase in Value of Units Previously Vested	1,738
Change in Undistributed Earnings	—
Compensation Expense Associated with Unvested Units	—
Payment of Liabilities	(953)
Reclassification due to Amendment of Operating Agreement	(343,964)
Balance at March 31, 2007	$—

For the three months ended March 31, 2008 and 2007, the operating company granted 446,000 and 630,000, respectively, options to purchase Capital Units to certain members pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan.  These options had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance.  The Company determined that the total grant-date fair value of the options awarded during the three months ended March 31, 2008 and 2007 was approximately $1.2 million and $1.9 million, respectively.   For the three months ended March 31, 2008 and 2007, the Company recognized approximately $0.1 million and $1.9 million, respectively, in compensation and benefits expense associated with the amortization of these awards.

Pursuant to the operating company’s bonus plan, which became effective January 1, 2007, eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  Amounts deferred may be credited to an investment account or take the form of phantom Class B Units, at the employee’s discretion, and vest ratably over four years commencing January 1, 2008.  At March 31, 2008, the liability associated with such investment accounts was approximately $0.2 million, and has been included as a component of other liabilities on the consolidated statement of financial position.  For the three months ended March 31, 2008, the Company recognized approximately $0.3 million in compensation and benefits expense associated with the amortization of these awards.

Note 9—Short Term Borrowings

Simultaneously with the three year term loan agreement described below, on July 23, 2007, the Company obtained a $20.0 million revolving credit facility, which will expire on July 23, 2010, in order to finance its short term working capital needs.  This facility carries a commitment fee of 0.2% on any unused amounts.  On February 11, 2008, the operating company entered into Amendment No.1 to its three-year-term loan facility.   The amendment changed a number of credit agreement provisions, including reducing the capacity of the revolving credit facility from $20.0 million to $5.0 million.   As of and for the period ended March 31, 2008 and as of December 31, 2007, no balance was outstanding against the facility.

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Note 10—Long Term Debt

On July 23, 2007, the operating company entered into a $60.0 million, three-year term loan agreement, the proceeds of which were used to finance a one-time distribution to its members at the time of exchange.  The principal amount borrowed bears interest at a variable rate based, at the Company’s option, on (i) the one, two, three, six, nine or twelve-month LIBOR plus 1.00%, or (ii) the higher of the lender’s prime rate and the Federal Funds Rate.  The principal amount is payable in full at the end of the three-year term, with no penalty for prepayment.  On February 11, 2008, the operating company entered into Amendment No.1 to its three-year-term loan facility.  The agreement, as amended, requires the operating company to maintain assets under management of at least $15.0 billion and generate consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined, of at least $40.0 million in any consecutive four fiscal quarter period.  Pursuant to the terms of the amended agreement, term loan amortization is required beginning in any period when assets under management are less than $20 billion and ending when assets under management are greater than $21.5 billion.  Further, an excess cash flow sweep is required if assets under management are below $17.5 billion.  For the period from February 11, 2008 through July 23, 2008, the interest rate in effect will be 6.91%, which is equal to the twelve-month LIBOR rate in effect at the time of the closing of the agreement of 5.41%, plus 1.50%.  Approximately $0.1 million in debt issuance costs were incurred in association with this loan.  Such costs have been recorded in prepaid expenses and other assets and are being amortized over the term of the loan.

Note 11 – Interest Rate Swap

The Company manages its exposure to changes in market rates of interest.  The Company’s use of derivative instruments is limited to a highly effective interest rate swap used to manage the interest rate exposure related to its three-year, $60.0 million term loan facility.  The Company monitors its position and the credit rating of the counterparty and does not anticipate non-performance by such counterparty.  The interest rate swap agreement was not entered into for trading purposes.

On February 28, 2008, the operating company entered into a $60.0 million notional amount interest rate swap agreement that commences on July 23, 2008.  The swap, which expires on the same date as the operating company’s three-year, $60.0 million term loan facility, obligates the Company to pay a 2.825% fixed rate of interest on the notional amount and requires the counterparty to pay the Company a floating interest rate based on the monthly LIBOR interest rate.  The 1.50% spread on the term loan is in addition to these amounts, resulting in an aggregate annualized fixed payment of 4.325% of the notional amount for the term of the swap agreement.  For the three months ended March 31, 2008, the Company recognized less than $0.1 million in other accumulated comprehensive loss associated with its pro rata share of the change in fair value of this swap agreement.

Note 12—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  Neither it nor the Company’s other consolidated subsidiaries has made provision for federal or state income taxes because it is the personal responsibility of each of these entities’ members (including the Company) to separately report their proportionate share of the respective entity’s taxable income or loss.  The operating company has made a provision for New York City UBT.  Subsequent to the offering and reorganization on October 30, 2007, the Company, as a “C” corporation under the Internal Revenue Code, is liable for federal, state and local taxes on the income derived from its economic interest in its operating

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

company, which is net of UBT.  Correspondingly, in its consolidated financial statements, the Company reports both the operating company’s provision for UBT as well as its provision for federal, state and local corporate taxes.  The components of the provision for income taxes are as follows:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Current Provision:
Unincorporated Business Tax	$995	$1,360
Local Corporate Tax	—	—
State Corporate Tax	—	—
Federal Corporate Tax	—	—
Total Current Provision	$995	$1,360

Deferred Provision:
Unincorporated Business Tax	$(55)	$(231)
Local Corporate Tax	64	—
State Corporate Tax	115	—
Federal Corporate Tax	423	—
Total Deferred Provision	$547	$(231)

Total Provision for Income Taxes	$1,542	$1,129

Prior to October 30, 2007, the operating company was a cash basis taxpayer. As the result of the Company’s acquisition of membership units in conjunction with the offering, the operating company was required to become an accrual basis taxpayer.  Pursuant to Section 481 of the Internal Revenue Code, the cumulative difference between the two methods of taxpaying are amortizable over four years.  These differences generated approximately $0.6 and $0.7 million in deferred tax liabilities as of March 31, 2008 and December 31, 2007, respectively.  Such amounts are recorded in other liabilities in the consolidated statements of financial condition.

The acquisition of the operating company membership units noted above has allowed the Company to make an election under Section 754 of the Internal Revenue Code to step up its tax basis in the net assets acquired.  This step up is deductible for tax purposes over a 15-year period.  Based on the net proceeds of the offering and tax basis of the operating company as of October 30, 2007, this election gave rise to a deferred tax asset of approximately $68.7 million.  As of March 31, 2008 and December 31, 2007, the value of this election was approximately $67.6 million and $68.2 million, respectively. Pursuant to a Tax Receivable Agreement signed between the members of the operating company and the Company, 85% of the cash savings generated by this election will be distributed to the selling unitholders upon this benefit’s realization.  As of March 31, 2008 and December 31, 2007, this liability was approximately $58.4 million.

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2008, the Company’s income, derived solely from its economic interest in its operating company, was determined as follows (in thousands):

Income Before Taxes and Minority and Non-Controlling Interests	$13,939
Unincorporated Business Tax	(940)
Minority and Non-Controlling Interests	(11,577)
Income Before Corporate Income Taxes	$1,422

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.  It is the Company’s policy to recognize accrued interest and penalties associated with uncertain tax positions as part of tax expense.  For the three months ended March 31, 2008 and 2007, no such expenses were recognized, and as of March 31, 2008 and December 31, 2007, no accruals were recorded.

The Company and the operating company are generally no longer subject to U.S federal, or state and local income tax examinations by tax authorities for any year prior to 2004.  All tax years subsequent to this date are considered open and subject to examination by tax authorities.

Note 13—Investments in Marketable Securities

Investments in marketable securities and securities sold short consisted of the following at March 31, 2008:

	Cost	Unrealized Gain/(Loss)	Fair Value
		(in thousands)

Equities	$41,022	$(4,477)	$36,545

		Unrealized
	Proceeds	Loss/(Gain)	Fair Value
		(in thousands)

Equity Securities Sold Short	$3,718	$(200)	$3,518

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Investments in marketable securities and securities sold short consisted of the following at December 31, 2007:

	Cost	Unrealized Gain/(Loss)	Fair Value
		(in thousands)

Equities	$28,738	$(1,273)	$27,465

	Proceeds	Unrealized Loss/(Gain)	Fair Value
		(in thousands)

Equity Securities Sold Short	$1,047	$(19)	$1,028

Note 14—Members’ Equity Interests of Operating Company

Prior to March 31, 2007, all operating company ownership interests were required to be repurchased in the event of the holder’s death or, if applicable, termination of employment.  These redemption features caused all of the operating company’s units to be classified as liabilities as of the effective date of FAS 150 with respect to the operating company, which was July 1, 2003.

Prior to March 31, 2007, distributions made with respect to Compensatory Units were classified as compensation and benefits expense.  Incremental changes to these units’ redemption values subsequent to the grant date were also included as a component of compensation and benefits expense at each reporting period.  For the operating company’s non-compensatory units (Capital Units), distributions and incremental changes in the net liability associated with these units’ redemption values have been recorded as components of interest on mandatorily redeemable units in the consolidated statements of operations for all periods prior to March 31, 2007.

The Operating Agreement was amended as of March 31, 2007 to eliminate its obligation to redeem units under any circumstance. As a result, all units that were categorized as liabilities in the consolidated financial statements were reclassified as equity as of March 31, 2007. Subsequent to this date, distributions paid on unit-based compensation and incremental changes to these units’ value are not considered a component of compensation and benefits expense and are instead recorded as a direct reduction of undistributed earnings. As of March 31, 2007, the operating company accelerated the vesting of all Compensatory Units then subject to vesting.  The one-time charge associated with this acceleration, approximately $65.0 million, was recorded on March 31, 2007.

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Compensation and benefits expense associated with the operating company’s Compensatory Units is comprised of the following:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)

Distributions on Compensatory Units	$—	$12,087
Change in Redemption Value of Compensatory Units	—	15,969
Acceleration of Vesting of Compensatory Units	—	64,968
Other Non-Cash Compensation	344	1,901
Total Compensation and Benefits Expense	$344	$94,925

For the three months ended March 31, 2008 and 2007, the operating company granted 446,000 and 630,000, respectively, options to purchase Capital Units to certain members pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan.  These options had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance.  The Company determined that the total grant-date fair value of these options was approximately $1.2 million and $1.9 million, respectively, using the Black-Scholes option pricing model. The weighted-average grant date fair value of options issued for the three months ended March 31, 2008 and 2007 was $2.64  and $3.02, respectively.

On January 1, 2008, the operating company granted 13,000 restricted Class B Units to certain members pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan.  On January 1, 2008, the operating company also issued 89,826 phantom Class B Units as part of its Bonus Plan. These grants each vest ratably over a four-year period commencing January 1, 2008.

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

On February 13, 2007, the operating company accelerated the vesting of 285,000 of the 315,500 Class A Units that were granted on January 1, 2007 pursuant to its 2006 Equity Incentive Plan and repurchased them from a departing employee.  The charge associated with this acceleration was approximately $3.8 million and has been included in compensation and benefits expense for the three months ended March 31, 2007.

On July 17, 2007, the operating company effected a 5-for-1 unit split.  All unit and per unit amounts have been adjusted to reflect these splits.

Note 15—Shareholders’ Equity

The Company was incorporated in the State of Delaware on May 8, 2007. On May 10, 2007, the Company issued 100 shares of its common stock, par value $0.01 per share (the “Old Common Stock”), for $100 to Richard S. Pzena, the sole director of the Company as of that date.  On October 5, 2007, the Company effected

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

a 100-for-6 reverse stock split of all shares of its Old Common Stock then outstanding.  All share amounts have been adjusted to reflect this split.  As of the effectiveness of the amendment and restatement of the Company’s certificate of incorporation on October 30, 2007, each share of the Old Common Stock outstanding immediately prior to effectiveness was reclassified as one share of the Company’s Class A common stock, par value $0.01 per share (the “Class A Common Stock”).

On October 30, 2007, the Company consummated an initial public offering of 6,100,000 shares of its Class A common stock, par value $0.01 per share, for net proceeds of approximately $98.9 million, after payment of underwriting discounts and estimated offering expenses.  These net proceeds were used to purchase 6,100,000 membership units of the operating company, representing 9.5% of its then outstanding membership units, from its two outside investors and one former employee. Concurrently with the consummation of the Company’s initial public offering, the Operating Agreement of the operating company was amended and restated such that, among other things, (i) the Company became the sole managing member of the operating company, (ii) the 6,100,000 membership units of the operating company that the Company acquired were reclassified as Class A Units of the operating company, (iii) an additional 11,118 Class A Units were issued to the Company in respect of its issuance of 11,112 shares of Class A Common Stock to certain directors of the Company on October 30, 2007, and contribution of the $100 initial investment the Company received in exchange for issuance of six shares of Class A Common Stock on May 10, 2007, and (iv) the holders of the remaining 90.5% of the outstanding membership units of the operating company were reclassified as Class B Units of the operating company.  Class A and Class B units of the operating company have the same economic rights per unit.  Accordingly, immediately following the consummation of the offering and reorganization, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.5% and 90.5%, respectively, of the economic interests in the operations of the business.  As of March 31, 2008, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.6% and 90.4%, respectively, of the economic interests in the operations of the business.

For each membership unit of the operating company that was reclassified as a Class B unit in the reorganization, the Company issued the holder one share of its Class B common stock, par value $0.000001 per share, in exchange for the payment of this par value.  Each share of the Company’s Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of our common stock outstanding.  From this time and thereafter, each share of the Company’s Class B common stock entitles its holder to one vote.  When a Class B unit is exchanged for a share of the Company’s Class A common stock or forfeited, a corresponding share of the Company’s Class B common stock will automatically be redeemed and cancelled.  Conversely, to the extent that the Company causes Pzena Investment Management, LLC to issue additional Class B units to employees pursuant to its equity incentive plan, these additional holders of Class B units would be entitled to receive a corresponding number of shares of the Company’s Class B common stock (including if the Class B units awarded are subject to vesting).

Simultaneously with the consummation of the offering and reorganization, all holders of the Company’s Class B common stock entered into a stockholders’ agreement, pursuant to which they agreed to vote all shares of Class B common stock then held by them, and acquired in the future, together on all matters submitted to a vote of the common stockholders.

The outstanding shares of the Company’s Class A common stock represent 100% of the rights of the holders of all classes of the Company’s capital stock to receive distributions, except that holders of Class B common stock will have the right to receive the class’s par value upon the Company’s liquidation, dissolution or winding up.

PZENA INVESTMENT MANAGEMENT, INC

(Prior to October 30, 2007, Pzena Investment Management, LLC)

UNAUDITED NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the amended and restated Operating Agreement of the operating company, each vested Class B unit is exchangeable for a share of the Company’s Class A common stock, subject to certain exchange timing and volume limitations.

The acquisition of the operating company’s membership interests by the Company has been treated as a reorganization of entities under common control pursuant to the guidance set forth in FTB 85-5. Accordingly, the net assets assumed by the Company through the offering have been reported at the operating company’s historical cost basis.  As a result of these transactions, as of and subsequent to October 30, 2007, (i) the Company has consolidated the financial results of the operating company with its own and reflected the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements, and (ii) the Company’s income will be generated by its economic interest in the operating company’s net income.

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

On March 4, 2008, the Company’s Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock, payable on April 11, 2008 to shareholders of record as of March 27, 2008.  The liability associated with this payment, and the corresponding obligation to the operating company members, is recorded in dividends payable on the consolidated statements of financial condition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Overview

We are an investment management firm that utilizes a classic value investment approach in each of our investment strategies. We currently manage assets in ten value-oriented investment strategies across a wide range of market capitalizations in both U.S. and international capital markets. At March 31, 2008 our assets under management, or AUM, were $20.4 billion. We manage separate accounts on behalf of approximately 370 institutions and high net worth individuals and act as sub-investment adviser for twelve SEC-registered mutual funds and ten offshore funds.

We function as the holding company through which the business of our operating company, Pzena Investment Management, LLC, is conducted. Following our initial public offering and reorganization on October 30, 2007, we became the sole managing member of Pzena Investment Management, LLC. As such, we now control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees’ and other investors’ collective membership interest in our operating company, we reflect their interests as a non-controlling interest in our consolidated financial statements. As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company’s net income.  Results for the periods prior to October 30, 2007 reflect solely the operations of Pzena Investment Management, LLC.  As of March 31, 2008, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.6% and 90.4%, respectively, of the economic interests in the operations of the business.

Revenue

We generate revenue from management fees and incentive fees, which we collectively refer to as our advisory fees, by managing assets on behalf of separate accounts and acting as a sub-investment adviser for mutual funds and certain other investment funds. Our advisory fee income is recognized over the period in which investment management services are provided. Pursuant to the preferred accounting method under Emerging Issues Task Force Issue D-96, Accounting for Management Fees Based on a Formula (“EITF D-96”), income from incentive fees is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.

Our advisory fees are primarily driven by the level of our AUM. Our AUM increases or decreases with the net inflows or outflows of funds into our various investment strategies and with the investment performance thereof. In order to increase our AUM and expand our business, we must develop and market investment strategies that suit the investment needs of our target clients and provide attractive returns over the long term. The value and composition of our AUM, and our ability to continue to attract clients, will depend on a variety of factors including, among other things:

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

Pursuant to our sub-investment advisory agreements, we are generally paid a management fee according to a schedule, in which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed rate management fees. Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of AUM, are lower than the advisory fees we earn on our separately-managed accounts.

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

Compensation and Benefits Expense

Our largest expense is compensation and benefits, which includes the salaries, bonuses, equity-based compensation and related benefits and payroll costs attributable to our members and employees. All compensation and benefits packages, including those of our executive officers, are benchmarked against relevant industry and geographic peer groups in order to attract and retain qualified personnel. We have experienced, and expect to continue to experience, a general rise in cash compensation and benefits expense commensurate with growth in headcount and with the need to maintain competitive compensation levels. The table included in the section below describes the components of our compensation expense for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended
	March 31,
	2008	2007
	(in thousands)
	(unaudited)

Cash Compensation and Benefits	$8,607	$8,899
Distributions on Compensatory Units	—	12,087
Change in Redemption Value of Compensatory Units	—	15,969
Acceleration of Vesting of Compensatory Units	—	64,968
Other Non-Cash Compensation	344	1,901
Total Compensation and Benefits Expense	$8,951	$103,824

As discussed further in Note 14 to our consolidated financial statements, the operating company issued Compensatory Units to employees and members which had redemption features that required them to be classified as liabilities in the consolidated statements of financial condition prior to March 31, 2007.  Until this date, distributions on the Compensatory Units outstanding, and changes in these units’ redemption values, were recorded as compensation and benefits expense.  As of March 31, 2007, the effective date of the amendment to the Operating Agreement to eliminate the operating company’s obligation to redeem units under any circumstance, the unit-based compensation awards previously categorized as liabilities were reclassified as equity.  Further, as of March 31, 2007, the operating company accelerated the vesting of all Compensatory Units then subject to vesting. Subsequent to this date, distributions on these units are not considered a component of compensation and benefits expense and are instead recorded as a direct reduction of members’ capital.

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

On January 1, 2007, we instituted a deferred compensation plan, in which employees who earn in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount. These deferred amounts may be invested, at the employee’s discretion, in certain of our investment strategies, restricted Capital Units of our operating company, or money market funds. All of these deferred amounts vest ratably over a four-year period beginning January 1, 2008 and, therefore, will be reflected in our expenses over this period. Accordingly, our 2007 cash compensation expense was lower than it would have been had we not instituted a deferred compensation plan. For the four-year period beginning January 1, 2008, we expect the non-cash portion of our compensation expense associated with this deferred compensation plan to increase each successive year as these and subsequently deferred amounts are amortized through income.

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

Other Income/Expense

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

Non-Controlling Interests

Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence. After our reorganization, we became the sole managing member of our operating company and now control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements. As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company’s net income. As of March 31, 2008, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.6% and 90.4%, respectively, of the economic interests in the operations of the business.

Provision for Income Tax

While our operating company has historically not been subject to U.S. federal and certain state income taxes, it has been subject to the New York City UBT. As a result of our reorganization, we are now subject to taxes applicable to C-corporations. As such, our effective tax rate, and the absolute dollar amount of our tax expense has increased as a result of our reorganization.

Interest on Mandatorily Redeemable Units

Until the amendment of its Operating Agreement on March 31, 2007, the operating company recorded a net liability for its Capital Units equal to the accumulated redemption value as of the balance sheet date of all such outstanding units.  This liability also included any undistributed earnings attributable to such units. As such, interest on mandatorily redeemable units included distributions made on Capital Units outstanding, as well as the incremental increases or decreases in the redemption values of these units.  Distributions are generally paid on the operating company’s income before non-cash compensation charges. Redemption values were determined based on fair value.

Prior to March 31, 2007, Capital Units were required to be redeemed on the death of a member. Effective March 31, 2007, the operating company’s Operating Agreement was amended to eliminate its obligation to redeem units under any circumstance.  Since all Capital Units thereafter had only equity characteristics, neither distributions, nor subsequent incremental changes to these units’ value, were charged against income subsequent to the effective date of the amendment.  The $16.6 million charge recorded in 2007 represents the distributions and incremental changes to these units’ fair value through March 31, 2007.

Operating Results

General

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

During the latter half of 2007, and continuing through March 31, 2008, performance of our investment strategies was negatively impacted by significant volatility in the equity markets, and in the financial services sector in particular. Our AUM declined by $8.1 billion, or 28.4%, from $28.5 billion at March 31, 2007 to $20.4 billion at March 31, 2008, due to negative performance of $5.8 billion and net outflows of $2.3 billion. This decline in AUM occurred primarily during the second half of 2007 and the first quarter of 2008. We experienced net outflows of AUM from our sub-advised accounts of $0.8 billion for the three months ended March 31, 2008, attributable to the weaker performance of our sub-advised funds compared to that of their peers. We also experienced net outflows of $0.2 billion in our separately-managed accounts for the three months March 31, 2008. Prior to 2007, our AUM had grown significantly as a result of several factors including, among others, the exceptional investment performance for the since inception, five-year and three-year periods for each of our investment strategies through the end of 2006.

Our average AUM fluctuates based on fund flows and changes in the market value of accounts advised and sub-advised by us. Accordingly, revenues during 2008 are expected to decline from the comparable 2007 periods to the extent that the markets continue to be unfavorable for our value investment strategy and results in our inability to increase our AUM. A decrease in revenue would result in lower operating income and net income.

We expect that we will experience continued pressure on our operating margins in the future if AUM continue to decline. In addition, we expect our operating expenses to rise modestly in 2008 from the comparable 2007 periods, as we experience the full-year expense impact of personnel hired during 2007, as well as additional expenses related to our becoming a public company on October 30, 2007. We are reviewing areas of expense reduction to partially offset these increases, and expect that cost savings, to the extent they are achieved, will occur principally in non-compensation operating expenses.

Assets under Management and Flows

The change in AUM in our separately-managed accounts and our sub-advised accounts for the three months ended March 31, 2008 and 2007 is described below:

	Three Months Ended
	March 31,
Assets Under Management	2008	2007
	(in billions)

Separately-Managed Accounts
Beginning of Period Assets	$14.0	$14.5
Net Flows	(0.2)	0.7
Appreciation	(1.3)	0.1
End of Period Assets	$12.5	$15.3
Sub-Advised Accounts
Beginning of Period Assets	$9.6	$12.8
Net Flows	(0.8)	0.5
Appreciation	(0.9)	(0.1)
End of Period Assets	$7.9	$13.2
Total
Beginning of Period Assets	$23.6	$27.3
Net Flows	(1.0)	1.2
Appreciation	(2.2)	0.0
End of Period Assets	$20.4	$28.5

At March 31, 2008, our $20.4 billion of AUM were invested in ten value-oriented investment strategies which represent distinct capitalization segments of the U.S. and international markets. The following table describes the allocation of our AUM as of March 31, 2008 among our seven largest investment strategies and the aggregate of our other investment strategies:

AUM at
Investment Strategy	March 31, 2008
(in billions)

Large Cap Value	$11.2
Value Service	4.4
Global Value	2.5
Small Cap Value	0.9
International Value	0.5
Mid Cap Value	0.4
All Cap Value	0.2
Other Strategies(1)	0.3
Total	$20.4

(1) Our three other investment strategies are: Financial Opportunities Service, Diversified Value, and Mega Cap Value.

Three Months Ended March 31, 2008 versus March 31, 2007

At March 31, 2008, the Company managed $20.4 billion in total assets, a decrease of $8.1 billion, or 28.4%, from $28.5 billion at March 31, 2007. The decrease year-over-year in AUM was due largely to $5.8 billion in market depreciation, with net inflows of $0.5 billion into our separately-managed accounts and net outflows of $2.8 billion from our sub-advised accounts.

The Company managed $12.5 billion in separately managed accounts and $7.9 billion in sub-advised accounts, for a total of $20.4 billion in assets at March 31, 2008.  Assets in separately managed accounts decreased by $1.5 billion or 10.7% during the first quarter of 2008 due to $1.3 billion in market depreciation and $0.2 billion in net outflows.  This compared to an increase in separately managed accounts of $0.8 billion or 5.5% during the first quarter of 2007, which resulted from $0.7 billion in net inflows and $0.1 billion in appreciation.  Assets in our sub-advised funds decreased by $1.7 billion or 17.7% during the first quarter of 2008, as a result of $0.9 billion of depreciation, and $0.8 billion in net outflows.  This compares to an increase in sub-advised accounts of $0.4 billion or 3.1% during the first quarter of 2007, due to net inflows of $0.5 billion, offset by $0.1 billion of market depreciation.

At March 31, 2008, separately managed accounts represented 61.3% of our total AUM, as compared to 53.7% at March 31, 2007.  At March 31, 2008, our International Value and Global Value investment strategies accounted for 14.7% of our AUM, compared to 7.0% at March 31, 2007.

Revenues

Our revenues from advisory fees earned on our separately-managed accounts and our sub-advised accounts for the three months ended March 31, 2008 and 2007 is described below:

	As of March 31,
Revenue	2008	2007
	(in millions)
	(unaudited)

Separately-Managed Accounts	$21.6	$23.6
Sub-Advised Accounts	8.4	11.7
Total	$30.0	$35.3

Three Months Ended March 31, 2008 versus March 31, 2007

Our total revenue decreased $5.3 million, or 15.0%, to $30.0 million for the three months ended March 31, 2008 from $35.3 million for the three months ended March 31, 2007. This decrease was driven primarily by a decrease in weighted-average AUM, which decreased $6.0 billion, or 21.4%, to $22.0 billion for the three months ended March 31, 2008 from $28.0 billion for the three months ended March 31, 2007.

Our weighted average fee was 0.545% and 0.505% for the three months ended March 31, 2008 and 2007, respectively. Weighted-average assets in separately-managed accounts decreased $1.5 billion, or 10.1%, to $13.4 billion for the three months ended March 31, 2008 from $14.9 billion for the three months ended March 31, 2007, and had weighted average fees of 0.646% and 0.634% for the three months ended March 31, 2008 and 2007, respectively.  Weighted-average assets in sub-advised accounts decreased $4.5 billion, or 34.4%, to $8.6 billion for the three months ended March 31, 2008 from $13.1 billion for the three months ended March 31, 2007, and had weighted average fees of 0.389% and 0.358% for the three months ended March 31, 2008 and 2007, respectively.

Expenses

Our operating expenses are driven primarily by our compensation costs. The table below describes the components of our compensation expense for the three months ended March 31, 2008 and 2007. Much of the variability in our compensation costs had been driven by distributions made on our Compensatory Units then outstanding, and the incremental increases or decreases in their redemption value subsequent to their grant date. As of March 31, 2007, these items are no longer reflected in compensation expense.

	For the Three Months Ended
	March 31,
	2008	2007
	(in thousands)
	(unaudited)

Cash Compensation and Benefits	$8,607	$8,899
Distributions on Compensatory Units	—	12,087
Change in Redemption Value of Compensatory Units	—	15,969
Acceleration of Vesting of Compensatory Units	—	64,968
Other Non-Cash Compensation	344	1,901
Total Compensation and Benefits Expense	$8,951	$103,824

Three Months Ended March 31, 2008 versus March 31, 2007

Total operating expenses decreased by $93.9 million, or 88.7%, to $12.0 million for the three months ended March 31, 2008 from $105.9 million for the three months ended March 31, 2007. This decrease was primarily attributable to a decrease in compensation and benefits expense resulting from the $65.0 million charge taken in March 2007 associated with the acceleration of Compensatory Unit vesting that was not replicated in 2008. This decrease was also attributable to the amendment of the Operating Agreement, on March 31, 2007, that removed all mandatory redemption provisions related to our membership units.

Compensation and benefits expense decreased by $94.8 million, or 91.3%, to $9.0 million for the three months ended March 31, 2008 from $103.8 million for the three months ended March 31, 2007. This decrease was primarily attributable to a difference of $94.6 million in unit-based compensation charges incurred in the three months ended March 31, 2007, as compared to those incurred for the three months ended March 31, 2008.

General and administrative expenses increased by $0.9 million, or 42.9%, to $3.0 million for the three months ended March 31, 2008 from $2.1 million for the three months ended March 31, 2007. This increase was mainly attributable to a $0.6 million increase in professional and outside services fees associated with our reorganization and becoming a public company, and a $0.1 million increase in insurance costs associated with being a public company.  General office and facility related expenses also increased by $0.2 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily as a result of an increase in headcount and the lease of additional office space in 2007.

Other Income/(Expense)

Three Months Ended March 31, 2008 versus March 31, 2007

Other income/(expense) decreased by $4.3 million to a loss of $4.1 million for the three months ended March 31, 2008 from income of $0.2 million for the three months ended March 31, 2007. The primary reasons for this decline were a $3.6 million charge due to negative investment performance of the private investment vehicles we manage, as well as $1.0 million in interest expense associated with the $60.0 million term loan entered into in the third quarter of 2007, offset by interest and dividend income.

Provision for Income Taxes

Three Months Ended March 31, 2008 versus March 31, 2007

The provision for income taxes increased by $0.4 million, or 36.4%, to $1.5 million for the three months ended March 31, 2008 from $1.1 million for the three months ended March 31, 2007, due to an increase in taxable income, as well as the effect of our obligation to pay taxes applicable to C-corporations subsequent to the reorganization and our initial public offering. Our effective corporate tax rate for the three months ended March 31, 2008, exclusive of our pro rata share of our operating company’s provision for the New York City UBT, was approximately 42.3%. A comparison of the effective tax rate for the three months ended March 31, 2008 to the effective tax rate for the three months ended March 31, 2007 is not meaningful due to the effect of our liability for C-corporation taxation in 2008, and the equity-based compensation charges of $65.0 million in 2007. This charge was not deductible for tax purposes.

Non-Controlling Interests

Three Months Ended March 31, 2008 versus March 31, 2007

Non-controlling interests increased to $11.6 million for the three months ended March 31, 2008, compared to a charge of $0.0 million for the three months ended March 31, 2007. This change primarily reflects our employees’ and outside investors’ interest in  our operating company subsequent to the consummation of our reorganization on October 30, 2007. This change also reflects, to a lesser extent, the less favorable investment performance of the private investment vehicles we manage during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Interest on Mandatorily Redeemable Units

Three Months Ended March 31, 2008 versus March 31, 2007

Interest on mandatorily redeemable units decreased by $16.6 million to zero for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease was due to the amendment of the Operating Agreement as of March 31, 2007 to remove all mandatory redemption provisions related to our membership units. The removal of these provisions caused our membership units to be classified as equity, and neither distributions nor subsequent changes to these units’ value were charged to income following the amendment.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months, and over the long term, will be met primarily through cash generated by our operations and, to a lesser extent, from borrowings under our current revolving credit facility described below. On July 23, 2007, our operating company borrowed $60.0 million pursuant to a three-year term loan facility, the proceeds of which were used to finance a special one-time distribution to the members of our operating company as of that date. Concurrently, our operating company also obtained a $20.0 million revolving credit facility to finance our short-term working capital needs. On February 11, 2008, our operating company entered into Amendment No.1 to the loan facilities. The amendment changed a number of credit agreement provisions, including: (i) the minimum AUM financial covenant was reduced from $20.0 billion to $15.0 billion; (ii) the minimum Earnings Before Interests, Taxes, Depreciation and Amortization, or EBITDA, financial covenant for each four quarter period was reduced from

$60.0 million to $40.0 million; (iii) the capacity of the revolving credit facility was reduced from $20.0 million to $5.0 million; and (iv) the interest rate was increased from LIBOR plus 1.0% to LIBOR plus 1.5%. In addition, two mandatory prepayment provisions were added: (a) term loan amortization is required beginning in any period when AUM are less than $20 billion and ending when AUM are greater than $21.5 billion and (b) an excess cash flow sweep is required if AUM are below $17.5 billion. Future principal repayment obligations on this loan will depend upon our future AUM levels, pursuant to the terms of the credit agreement, as amended. As of April 30, 2008, our AUM was approximately $21.5 billion.

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

We anticipate that distributions to the members of our operating company, which consisted of 26 of our employees as of March 31, 2008, two outside investors and us, will continue to be a material use of our cash resources and will vary in amount and timing based on our operating results and dividend policy. We are a holding company and have no material assets other than our ownership of membership interests in our operating company. As a result, we depend upon distributions from our operating company to pay any dividends to our Class A stockholders. We cause our operating company to make distributions to us in an amount sufficient to cover dividends, if any, declared by us. Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

Our purchase of membership units of our operating company concurrently with our initial public offering, and the future exchanges by holders of Class B units of our operating company for shares of our Class A common stock (pursuant to the exchange rights provided for in the Operating Company’s operating agreement), has resulted in, and are expected to continue to result in, increases in our share of the tax basis of the tangible and intangible assets of our operating company at the time of our acquisition and these future exchanges, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions have reduced and are expected to continue to reduce, the amount of tax that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the current members of our operating company, the one member of our operating company immediately prior to our initial public offering who sold all of its membership units to us in connection with our initial public offering, and any future holders of Class B units, that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as described in the tax receivable agreement) as a result of the increases in tax basis described above and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Assuming that there are no material changes in the relevant tax law, and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments under the tax receivable agreement in respect of our initial purchase of membership units of Pzena Investment Management, LLC will aggregate $58.4 million and range from approximately $0.5 million to $6.5 million per year over the next 15 years. Future payments under the tax receivable agreement in respect of subsequent exchanges will be in addition to these amounts and are expected to be substantial.

Cash Flows

Operating activities provided $10.2 million for the three months ended March 31, 2008, and used $3.8 million for the three months ended March 31, 2007. This change is due primarily to the fact that beginning on March 31, 2007, the effective date of an amendment to the Operating Agreement, to eliminate its obligation to redeem a member’s units therein under any circumstance, as well as the acceleration of the vesting of all Compensatory Units then subject to vesting, distributions on all membership units are classified as financing activities in our consolidated statements of cash flows.  As a result of this reclassification, net cash provided by operating activities has increased, and net cash provided by financing activities has decreased beginning on March 31, 2007.

Investing activities consist primarily of investments in affiliates and other investment partnerships, as well as capital expenditures. Investing activities used $0.1 million for the three months ended March 31, 2008 and provided $0.0 million for the three months ended March 31, 2007. This change was driven primarily by capital expenditures associated with the build out of additional space in our New York office.

Financing activities consist primarily of contributions from members and contributions from, and distributions to, non-controlling interests. Financing activities used $1.3 million for the three months ended March 31, 2008 and used $0.6 million for the three months ended March 31, 2007. The increase in cash used in financing activities is due primarily to the fact that the amendment to the Operating Agreement of our operating company, as explained above, reclassifies distributions on all membership units as financing activities in our consolidated statements of cash flows.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Unit-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”), which requires the recognition of the cost of equity-based compensation based on the fair value of the award as of its grant date. Prior to the adoption of FAS 123(R), we accounted for our unit-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The adoption of FAS 123(R) did not have a material effect on the results of operations or financial condition of the Company. Pursuant to FAS 123(R), we recognize compensation expense associated with the granting of equity-based compensation based on the fair value of the award as of its grant date if it is classified as an equity instrument, and on the changes in settlement amount for awards that are classified as liabilities. Prior to March 31, 2007, our compensatory membership unit-based awards had repurchase features that required us to classify them as liabilities. Accordingly, distributions paid on these membership units were classified as compensation expense. In addition, changes to their redemption values subsequent to their grant dates have been included in compensation expense. As of March 31, 2007, we accelerated the vesting of all Compensatory Units then subject to vesting. The one-time charge associated with this acceleration, approximately $65.0 million, was recorded on March 31, 2007. Our Operating Agreement was further amended as of March 31, 2007, such that our operating company will no longer be required to redeem any membership units for cash upon a member’s termination or death. Accordingly, beginning with our interim financial statements for the three months ended June 30, 2007, our operating company is no longer required to include in compensation expense the distributions in respect of these membership units or the change in their redemption value

Consolidation

Our policy is to consolidate all majority-owned subsidiaries in which we have a controlling financial interest and variable-interest entities where we are deemed to be the primary beneficiary. We also consolidate non-variable-interest entities which we control as the general partner or managing member. We assess our consolidation practices regularly, as circumstances dictate. All significant inter-company transactions and balances have been eliminated.

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

Income Taxes

We are a “C” corporation under the Internal Revenue Code, and thus liable for federal, state and local taxes on the income derived from our economic interest in our operating company. The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. Our operating company has not made provision for federal or state income taxes because it is the responsibility of each of the operating company’s members (including us) to separately report their proportionate share of the operating company’s taxable income or loss. Similarly, the income of our consolidated investment partnerships is not subject to income taxes, as such income is allocated to each partnership’s individual partners. The operating company has made a provision for New York City UBT.

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

Recently Issued Accounting Pronouncements

We adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), on January 1, 2008.  Our fair value measurements relate to our interest rate swap, as well as our investments in marketable securities and securities sold short, which are primarily exchange-traded securities with quoted prices in active markets.  The fair value measurements of the securities have been classified as Level 1.  The fair value measurement of the interest rate swap has been classified as Level 2, based upon the market prices for interest rate swaps with similar provisions and forward interest rate curves.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”).  FAS 159 permits an entity to elect to measure certain financial instruments and certain other items at fair value with changes in fair value recognized in earnings.  FAS 159 is effective for fiscal years beginning after November 15, 2007.  Since we chose not to elect this fair value option, the impact of the adoption of this statement was not material.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”) which replaces Statement of Financial Accounting Standards No. 141, Business Combinations. FAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. FAS 141R is effective for us on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. We are in the process of assessing the impact of this standard on the consolidated financial statements of the Company.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. FAS 160 is effective for us on January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. We are in the process of assessing the impact of this standard on the consolidated financial statements of the Company.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”).  FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are in the process of assessing the impact of this standard on the consolidated financial statements of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. All of our revenue for the three months ended March 31, 2008 was derived from advisory fees, which are typically based on the market value of AUM. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the prices of our investments in affiliates and the value of the holdings of our consolidated subsidiaries, both of which consist primarily of marketable securities. At March 31, 2008, the fair value of these assets was $33.0 million. Assuming a 10% increase or decrease, the fair value would have increased or decreased by $3.3 million at March 31, 2008.

Interest Rate Risk

The $60.0 million that our operating company borrowed in 2007 pursuant to the three-year term loan agreement described above, and any amounts our operating company borrows under the amended $5.0 million revolving credit facility, will accrue interest at variable rates. The operating company entered into a $60.0 million notional amount interest rate swap agreement that commences on July 23, 2008. The swap, which expires on the same date as the operating company’s three-year, $60.0 million term loan facility, obligates us to pay a 2.825% fixed rate of interest on the notional amount and requires the counterparty to pay us a floating interest rate based on the monthly LIBOR interest rate. The 1.50% spread on the term loan is in addition to these amounts, resulting in an aggregate annualized fixed payment of 4.325% of the notional amount for the term of the swap agreement. Interest rate changes may, therefore, affect the amount of our interest payments related to any potential differential between the notional amount of the interest rate swap and amounts outstanding under the term loan agreement, as well as any amounts borrowed under the revolving credit agreement. Such changes would correspondingly affect our future earnings and cash flows. Based on the consolidated debt obligations that we have as of March 31, 2008, we believe that our cash flow hedge is effective, and, therefore, would be unaffected in the event that interest rates were to increase by one percentage point.

Item 4T.        Controls and Procedures.

During the course of their review of our consolidated financial statements as of March 31, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In the normal course of business, we may be subject to various legal and administrative proceedings. On November 21, 2007 and January 16, 2008, respectively, substantively identical putative class action lawsuits were commenced in the United States District Court for the Southern District of New York against us and Richard S. Pzena, our chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended. The Court consolidated the lawsuits and appointed co-lead plaintiffs, who filed a consolidated amended complaint.  The consolidated amended complaint names as defendants us, Richard S. Pzena, and two of the underwriters of our initial public offering, Goldman Sachs & Co., Inc. and UBS Securities LLC.  Plaintiffs seek to represent a class of all persons who purchased or otherwise acquired Class A common stock issued pursuant or traceable to our initial public offering.  The consolidated amended complaint alleges that the registration statement and prospectus relating to the initial public offering of our Class A common stock contained material misstatements and omissions and wrongfully failed to disclose net redemptions in the John Hancock Classic Value Fund for which we act as sub-investment advisor.  The consolidated amended complaint seeks damages in an unspecified amount including rescission or rescissory damages.  We believe that the allegations and claims are without merit and we intend to contest these claims vigorously.

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth in Part 1, Item 1A of the Company’s 2007 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2008, we issued to certain of our employees an aggregate of 13,000 restricted Class B units which are subject to vesting in four equal annual installments beginning on January 1, 2009, and an equivalent number of shares of Class B common stock subject to the same restrictions.  We also issued an aggregate of 446,000 options to acquire Class B units with an exercise price of $11.40 per share, which are subject to vesting in four equal annual installments beginning on January 1, 2009.  The issuances did not involve any public offering, general advertising or general solicitation. Each person to whom securities were issued, by virtue of his or her relationship with us, had knowledge of and access to sufficient information about us to make an informed investment decision. The certificates representing the securities bear a restrictive legend. On the basis of these facts, the securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.  Other Information.

None.

Item 6.     Exhibits.

Exhibit	Description of Exhibit
10.1

Amendment No.1 to Credit Agreement, dated as of February 11, 2008 among Pzena Investment Management, LLC, as the Borrower, Pzena Alternative Investments, LLC, as the Guarantor and Bank of America, N.A., as Administrative Agent and as a Lender(1)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2008

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ Richard S. Pzena
Name: Richard S. Pzena
Title: Chief Executive Officer

By:	/s/ Wayne A. Palladino
Name: Wayne A. Palladino
Title: Chief Financial Officer