Form 10-Q
period 2008-06-30
Pzena Investment Management, Inc.
filed 2008-08-13
CIK 1399249

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: to

Commission File Number 001-33761

PZENA INVESTMENT MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8999751 (I.R.S. Employer Identification No.)
120 West 45th Street New York, New York (Address of principal executive offices)	10036 (Zip Code)

(212) 355-1600
(Registrant's telephone number including area code)

Not Applicable
(Former name, former address, and former fiscal year if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 13, 2008 there were 6,123,494 outstanding shares of the registrant's Class A common stock, par value $0.01 per share.

        As of August 13, 2008 there were 57,950,910 outstanding shares of the registrant's Class B common stock, par value $0.000001 per share.

 PZENA INVESTMENT MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION		1
Item 1.	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc. as of June 30, 2008 (unaudited) and December 31, 2007	1
	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2008 and June 30, 2007	2
	Consolidated Statements of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2008 and June 30, 2007	3
	Consolidated Statements of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Six Months Ended June 30, 2008 and June 30, 2007	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4T.	Controls and Procedures	45
PART II — OTHER INFORMATION		45
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Submission of Matters to a Vote of Security Holders	46
Item 5.	Other Information	46
Item 6.	Exhibits	46

 EXPLANATORY NOTE

        On October 30, 2007, Pzena Investment Management, Inc. (the "Company") consummated an initial public offering of 6,100,000 shares of its Class A common stock in which it received net proceeds of approximately $98.9 million that it used to purchase 6,100,000 membership units of Pzena Investment Management, LLC, representing 9.5% of the then outstanding membership units of Pzena Investment Management, LLC. Concurrently with the consummation of this initial public offering, (i) the operating agreement of Pzena Investment Management, LLC (the "Operating Agreement") was amended and restated such that, among other things, the Company became the sole managing member of Pzena Investment Management, LLC and (ii) related reorganization transactions were consummated. Accordingly, as of and subsequent to October 30, 2007, (i) the Company will consolidate the financial results of Pzena Investment Management, LLC with its own and reflect the remaining membership interest in Pzena Investment Management, LLC as a non-controlling interest in its consolidated financial statements, and (ii) the Company's income will be generated by its economic interest in Pzena Investment Management, LLC's net income. As of June 30, 2008, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.6% and 90.4%, respectively, of the economic interests in the operations of the business. Therefore, this Quarterly Report on Form 10-Q presents the following financial statements:

  1)
  the consolidated statements of operations and the consolidated statements of cash flows of the Company for the three and six months ended June 30, 2008; the consolidated statement of changes in equity of the Company for the six months ended June 30, 2008; and the consolidated statements of financial condition of the Company as of June 30, 2008 and December 31, 2007; and

  2)
  the consolidated statements of operations and the consolidated statements of cash flows of Pzena Investment Management, LLC for the three and six months ended June 30, 2007; and the consolidated statement of changes in equity of Pzena Investment Management LLC for the six months ended June 30, 2007.

        "We," "us," "our," and the "Company" refer to: (i) Pzena Investment Management, Inc. and its subsidiaries, including Pzena Investment Management, LLC and all of its subsidiaries, following the consummation of the above-referenced initial public offering, amendment and restatement of the Operating Agreement and related reorganization transactions on October 30, 2007, and (ii) to Pzena Investment Management, LLC and all of its subsidiaries prior to the consummation of these transactions. The "operating company" refers to Pzena Investment Management, LLC.

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

        Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, "Risk Factors" in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to

ii

publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report on Form 10-Q, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

        Forward-looking statements include, but are not limited to, statements about:

  •
  our anticipated future results of operations and operating cash flows;

  •
  our business strategies and investment policies;

  •
  our financing plans and the availability of short-term and long-term borrowing;

  •
  our competitive position and the effects of competition on our business;

  •
  potential growth opportunities available to us;

  •
  the recruitment and retention of our employees;

  •
  our expected levels of compensation for our employees;

  •
  our potential operating performance, achievements, efficiency and cost reduction efforts;

  •
  our expected tax rate;

  •
  changes in interest rates;

  •
  our expectations with respect to the economy, capital markets, the market for asset management services and other industry trends;

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

iii

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and Cash Equivalents	$37,207	$27,184
Due from Broker	89	268
Advisory Fees Receivable	20,497	26,061
Investments in Marketable Securities, at Fair Value	33,152	27,465
Receivable from Related Parties	319	351
Other Receivables	323	1,040
Prepaid Expenses and Other Assets	1,315	881
Deferred Tax Asset	67,063	68,233
Property and Equipment, Net of Accumulated Depreciation of $1,645 and $1,412, respectively	3,012	3,163

TOTAL ASSETS	$162,977	$154,646

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$11,813	$8,542
Securities Sold Short, at Fair Value	3,309	1,028
Due to Broker	3,456	4,101
Dividends Payable	7,058	7,045
Long Term Debt	57,000	60,000
Liability to Selling Shareholders	58,391	58,391
Other Liabilities	1,349	1,105

TOTAL LIABILITIES	142,376	140,212
Commitments and Contingencies	—	—
Non-Controlling Interests	18,524	16,355
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 6,123,494 and 6,111,118 Shares Issued and Outstanding in 2008 and 2007, respectively)	61	61
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 57,950,910 and 57,937,910 Shares Issued and Outstanding in 2008 and 2007, respectively)	—	—
Additional Paid-In Capital	1,635	(2,043)
Accumulated Other Comprehensive Income	67	—
Retained Earnings	314	61

TOTAL EQUITY	2,077	(1,921)

TOTAL LIABILITIES AND EQUITY	$162,977	$154,646

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.

(Prior to October 30, 2007—Pzena Investment Management, LLC)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE	$28,305	$36,840	$58,317	$72,138

EXPENSES
Compensation and Benefits Expense	8,662	8,582	17,613	112,406
General and Administrative Expenses	2,652	2,540	5,695	4,629

TOTAL OPERATING EXPENSES	11,314	11,122	23,308	117,035

Operating Income/(Loss)	16,991	25,718	35,009	(44,897)

OTHER INCOME/(EXPENSE)
Interest Income	211	279	426	565
Interest Expense	(1,056)	—	(2,037)	—
Dividend Income, Net	330	142	611	271
Realized and Unrealized Gain/(Loss), Net on Marketable Securities and Securities Sold Short	(3,300)	1,125	(6,880)	955
Equity in Earnings of Affiliates	—	187	—	145
Other	26	(7)	12	25

Total Other Income/(Expense)	(3,789)	1,726	(7,868)	1,961
Income/(Loss) Before Income Taxes and Non-Controlling Interests	13,202	27,444	27,141	(42,936)
Provision for Income Taxes	1,456	1,478	2,998	2,607
Non-Controlling Interests	10,966	646	22,543	637

Income/(Loss) Before Interest on Mandatorily Redeemable Units	780	25,320	1,600	(46,180)
Interest on Mandatorily Redeemable Units	—	—	—	16,575

Net Income/(Loss)	$780	$25,320	$1,600	$(62,755)

Net Income for Basic Earnings per Share	$780		$1,600
Basic Earnings per Share	$0.13		$0.26
Basic Weighted Average Shares Outstanding	6,123,494		6,121,590
Net Income for Diluted Earnings per Share	$8,124		$16,722
Diluted Earnings per Share	$0.13		$0.26
Diluted Weighted Average Shares Outstanding	64,080,857		64,079,122

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
OPERATING ACTIVITIES
Net Income/(Loss)	$780	$25,320	$1,600	$(62,755)
Adjustments to Reconcile Net Income/(Loss) to Cash
Provided by Operating Activities:
Depreciation	118	84	233	158
Non-Cash Compensation	389	49	633	82,887
Non-Cash Interest on Mandatorily Redeemable Units	—	—	—	(2,420)
Director Share Grant	—	—	140	—
Realized and Unrealized Loss/(Gain), Net on Marketable Securities and Securities Sold Short	3,300	(1,125)	6,880	(955)
Non-Controlling Interests	10,966	646	22,543	637
Equity in Earnings of Affiliates	—	(187)	—	(145)
Deferred Income Taxes	517	237	1,064	6
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	1,128	852	5,564	(837)
Due from Broker	(12)	(27)	179	738
Restricted Cash	—	(15)	—	(37)
Prepaid Expenses and Other Assets	46	(1,645)	1,157	(1,152)
Due to Broker	3,330	(7)	(645)	(2,698)
Accrued Expenses, Accounts Payable and Other Liabilities	1,776	4,182	3,284	8,250
Purchases of Marketable Securities and Securities Sold Short	(5,309)	(2,519)	(22,145)	(9,505)
Proceeds from Sale of Marketable Securities and Securities Sold Short	5,190	1,990	11,857	9,443

Net Cash Provided by Operating Activities	22,219	27,835	32,344	21,615
INVESTING ACTIVITIES
Receivable from Related Parties	(1)	—	31	76
Purchases of Property and Equipment	(33)	(1,422)	(82)	(1,454)

Net Cash Provided by/(Used in) Investing Activities	(34)	(1,422)	(51)	(1,378)
FINANCING ACTIVITIES
Contributions from Members for Option Exercise	—	3,609	—	3,609
Contributions from Non-Controlling Interests	100	759	6,933	2,221
Distributions to Non-Controlling Interests	(15)	—	(1,095)	(2,067)
Debt Repayment	(3,000)	—	(3,000)	—
Dividends	(672)	—	(1,344)	—
Distributions to Members	(17,391)	(44,909)	(23,764)	(44,909)

Net Cash Used in Financing Activities	(20,978)	(40,541)	(22,270)	(41,146)

NET CHANGE IN CASH	$1,207	$(14,128)	$10,023	$(20,909)

CASH AND CASH EQUIVALENTS—Beginning of Period	$36,000	$24,139	$27,184	$30,920
Net Change in Cash	1,207	(14,128)	10,023	(20,909)

CASH AND CASH EQUIVALENTS—End of Period	$37,207	$10,011	$37,207	$10,011

Supplementary Cash Flow Information:
Interest Paid:
On Mandatorily Redeemable Units	$—	$—	$—	$18,995

Other	$1,032	$—	$2,014	$—

Income Taxes Paid	$1,650	$2,650	$3,042	$2,650

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Capital Units	Shares of Class A Common Stock	Shares of Class B Common Stock	Members' Capital	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Excess of Liabilities Over Assets	Total
Balance at December 31, 2007	—	6,111,118	57,937,910	$—	$61	$(2,043)	$61	$—	$—	$(1,921)
Issuance of Class A Common Stock	—	12,376	—	—	—	11	—	—	—	11
Issuance of Class B Common Stock	—	—	13,000	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	1,600	—	—	1,600
Capital Contribution	—	—	—	—	—	172	—	—	—	172
Amortization of Deferred Compensation	—	—	—	—	—	28	—	—	—	28
Accumulated Other Comprehensive
Income	—	—	—	—	—	—	—	67	—	67
Equity Effect of Operating Company Net Deficit on Non-Controlling Interests	—	—	—	—	—	3,467	—	—	—	3,467
Class A Cash Dividends Declared ($0.11 per share)	—	—	—	—	—	—	(1,347)	—	—	(1,347)

Balance at June 30, 2008	—	6,123,494	57,950,910	$—	$61	$1,635	$314	$67	$—	$2,077

Balance at December 31, 2006	—	—	—	$—	$—	$—	$—	$—	$(729,966)	$(729,966)
Net Loss Before Interest on Mandatorily Redeemable Units	—	—	—	—	—	—	25,320	—	(71,500)	(46,180)
Interest on Mandatorily Redeemable Units	—	—	—	—	—	—	—	—	(16,575)	(16,575)
Amortization of Deferred Compensation	—	—	—	49	—	—	—	—	1,901	1,950
Reclassification of Liabilities to Capital Units	63,778,720	—	—	875,096	—	—	(816,140)	—	816,140	875,096
Unit Forfeiture	(7,500)	—	—	—	—	—	—	—	—	—
Option Excerise	266,690	—	—	3,609	—	—	—	—	—	3,609
Distribution to Members	—	—	—	(44,909)	—	—	—	—	—	(44,909)

Balance at June 30, 2007	64,037,910	—	—	$833,845	$—	$—	$(790,820)	$—	$—	$43,025

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements

Note 1—Organization

        The Company functions as the holding company through which the business of its operating company, Pzena Investment Management, LLC, is conducted. The Company was incorporated in the State of Delaware on May 8, 2007. On May 10, 2007, the Company issued 100 shares of its common stock for $100 to Richard S. Pzena, the sole director of the Company as of that date. On October 30, 2007, the Company consummated an initial public offering of 6,100,000 shares of its Class A common stock, par value $0.01 per share, for net proceeds of approximately $98.9 million, after payment of underwriting discounts and offering expenses. These net proceeds were used to purchase 6,100,000 membership units of Pzena Investment Management, LLC, representing 9.5% of its then outstanding membership units, from its two outside investors and one former employee. Concurrently with the consummation of the Company's initial public offering, the Operating Agreement of Pzena Investment Management, LLC (the "Operating Agreement") was amended and restated such that, among other things, the Company became the sole managing member of Pzena Investment Management, LLC. The acquisition of the operating company's membership interests by the Company has been treated as a reorganization of entities under common control pursuant to the guidance set forth in Financial Accounting Standards Board Technical Bulletin No. 85-5, Issues Relating to Accounting for Business Combinations ("FTB 85-5"). Accordingly, the net assets assumed by the Company through the offering have been reported at Pzena Investment Management, LLC's historical cost basis. As a result of these transactions, as of and subsequent to October 30, 2007, (i) the Company has consolidated the financial results of Pzena Investment Management, LLC with its own and reflected the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements, and (ii) the Company's income will be generated by its economic interest in Pzena Investment Management, LLC's net income. Reported results for the periods prior to October 30, 2007 reflect solely the operations of Pzena Investment Management, LLC.

        Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of June 30, 2008, the Company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and international capital markets.

        The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following private investment partnerships as of June 30, 2008:

Entity	Type of Entity (Date of Formation)	Ownership at June 30, 2008
Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	99.6%
Pzena Large Cap Value Fund II	Massachusetts Trust (08/01/2006)	99.9%
Pzena International Value Service	Delaware Limited Liability Company (12/22/2003)	2.2%
Pzena Global Value Service	Delaware Limited Liability Company (12/22/2003)	0.0%
Pzena Mega Cap Value Fund	Massachusetts Trust (02/23/2007)	99.9%
Pzena Value Partners	Limited Partnership (01/22/2008)	16.8%
Pzena Emerging Market Countries Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%
Pzena Emerging Markets Focused Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%

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

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies

Basis of Presentation:

        The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and related Securities and Exchange Commission rules and regulations. The Company's policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary ("Consolidated Subsidiaries"). Pursuant to the guidance of Emerging Issues Task Force Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"), the Company also consolidates non-variable-interest entities in which it acts as the general partner or managing member. All of these entities represent private investment partnerships over which the Company exercises or exercised control. Non-controlling interests recorded on the consolidated financial statements of the Company includes the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company. All significant inter-company transactions and balances have been eliminated.

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

        Non-controlling interests in the operations of the Company's consolidated subsidiaries are comprised of the following:

	For the Three Months Ended June 30,
	2008	2007
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$12,735	$—
Non-Controlling Interest in Consolidated Subsidiaries	(1,769)	646

Non-Controlling Interests	$10,966	$646

	For the Six Months Ended June 30,
	2008	2007
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$26,212	$—
Non-Controlling Interest in Consolidated Subsidiaries	(3,669)	637

Non-Controlling Interests	$22,543	$637

        As discussed further in Note 15, the Company has not recorded a non-controlling interest associated with the acquisition of its operating company, as the post offering net equity of the

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

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

        The Company acts as the investment manager for four trusts and one offshore investment company, each of which are considered variable-interest entities. All of these entities are vehicles through which the Company offers its Global Value and/or International Value strategies. The Company is not considered the primary beneficiary of any of these entities. Correspondingly, their results of operations and financial condition are not consolidated by the Company. The total net assets of these variable-interest entities were approximately $882.8 million and $902.8 million at June 30, 2008 and December 31, 2007, respectively. The Company is not exposed to losses as a result of its involvement with these entities because it has no direct investment in them.

        Investments in private investment partnerships in which the Company has a non-controlling interest and exercises significant influence are accounted for using the equity method. Such investments, if any, are reflected on the consolidated statements of financial condition as investments in affiliates and are recorded at the amount of capital reported by the respective private investment partnerships. Such capital accounts reflect the contributions paid to, distributions received from, and the equity earnings of, the private investment partnerships. The earnings of these private investment partnerships are included in equity in earnings/(loss) of affiliates in the consolidated statements of operations.

        Prior to March 31, 2007, the operating company's membership units were categorized as either compensatory units or capital units. Because both types of units had features of both debt and equity, the operating company accounted for them pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("FAS 123(R)"), and Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity ("FAS 150"), as described further below.

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

        Capital units included units issued to founders and those purchased by certain employees. Through March 31, 2007, the distributions associated with these units, and the subsequent incremental increase or decrease in their redemption value, were accounted for as part of interest on mandatorily redeemable units on the consolidated statements of operations.

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

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

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

Fair Values of Financial Instruments:

        The carrying amount of all financial instruments in the consolidated statements of financial condition, including investments in marketable securities, approximates their fair values.

Revenue Recognition:

        Revenue, comprised of advisory fee income, is recognized over the period in which investment management services are provided. Advisory fee income includes management fees that are calculated based on percentages of assets under management, generally billed quarterly, either in arrears or advance, depending on their contractual terms. Advisory fee income also includes incentive fees that may be earned by the Company depending on the investment return of the assets under management. Incentive fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark. The Company's participation percentage in such return differentials is then multiplied by assets under management to determine the incentive fees earned. Returns are calculated on an annualized basis over the contract's measurement period, which may extend up to three years. Incentive fees are generally payable annually. Pursuant to the preferred accounting method under Emerging Issues Task Force Issue D-96, Accounting for Management Fees Based on a Formula ("EITF D-96"), such incentive fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved. The Company recognized no such incentive fees for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, the Company recognized incentive fees of $0.3 million and $0.4 million, respectively.

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

PZENA INVESTMENT MANAGEMENT, INC.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

        The Operating Agreement was amended as of March 31, 2007 to eliminate the obligation to redeem units under any circumstance. Since all compensatory units thereafter had only equity characteristics, neither distributions, nor subsequent incremental changes to these units' value, were charged against income subsequent to March 31, 2007. In addition, as of March 31, 2007, the operating company accelerated the vesting of all compensatory units then subject to vesting. The operating company recorded a $65.0 million one-time charge in compensation and benefits expense associated with this acceleration as of March 31, 2007.

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

        Prior to March 31, 2007, capital units were required to be redeemed on the death of a member. Effective March 31, 2007, the Operating Agreement was amended to eliminate the obligation to redeem units under any circumstance. Since all capital units thereafter had only equity characteristics, neither distributions, nor subsequent incremental changes to these units' value, were charged against income subsequent to the effective date of the amendment. The $16.6 million charge recorded in 2007 represents the distributions and incremental changes to these units' fair value through March 31, 2007.

Earnings per Share:

        Prior to October 30, 2007, reported results of operations are solely those of Pzena Investment Management, LLC. Since the operating company is a private limited liability company, no historical earnings per share calculations have been reported prior to this date. Subsequent to October 30, 2007, earnings per share reflect the per share allocation of the Company's economic interest in its operating company.

        Basic earnings per share is computed by dividing the Company's net income by the weighted-average number of shares outstanding during the reporting period. Diluted net income per share adjusts this calculation to reflect the impact of all outstanding operating company membership units, as well as outstanding operating company options and phantom units, to the extent that they would have a dilutive effect on net income per share for the reporting period. Net income for diluted earnings per share assumes all operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company's effective tax rate. For the three and six months ended June 30, 2008, 89,826 phantom operating units were included in the calculation of diluted net income per share. For the three and six months ended June 30, 2008, approximately 954,310 options to purchase operating company units freely convertible into Company common stock, were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for both periods.

PZENA INVESTMENT MANAGEMENT, INC.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

        The Company's basic and diluted earnings per share, generated from its economic interest in the operating company, were determined as follows (in thousands, except for share and per-share amounts):

For the Three Months Ended June 30, 2008

Net Income for Basic Earnings per Share	$780

Basic Weighted Average Shares Outstanding	6,123,494
Basic Earnings per Share	$0.13

Net Income for Diluted Earnings per Share	$8,124

Basic Weighted Average Shares Outstanding	6,123,494
Dilutive Effect of Operating Company Units	57,950,910
Dilutive Effect of Phantom Units	6,453

Diluted Weighted Average Shares Outstanding	64,080,857

Diluted Earnings per Share	$0.13

For the Six Months Ended June 30, 2008

Net Income for Basic Earnings per Share	$1,600

Basic Weighted Average Shares Outstanding	6,121,590
Basic Earnings per Share	$0.26

Net Income for Diluted Earnings per Share	$16,722

Basic Weighted Average Shares Outstanding	6,121,590
Dilutive Effect of Operating Company Units	57,950,910
Dilutive Effect of Phantom Units	6,622

Diluted Weighted Average Shares Outstanding	64,079,122

Diluted Earnings per Share	$0.26

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

PZENA INVESTMENT MANAGEMENT, INC.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

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

        The Company adopted the provisions of Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("FAS 157"), on January 1, 2008. FAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels: (i) valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets (Level 1); (ii) valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured (Level 2) and; (iii) valuation inputs are unobservable and significant to the fair value measurement (Level 3).

        The Company's fair value measurements relate to its interest rate swap, as well as its investments in marketable securities and securities sold short, which are primarily exchange-traded securities with quoted prices in active markets. The fair value measurements of the securities have been classified as Level 1. The fair value measurement of the interest rate swap has been determined primarily based upon the market prices for interest rate swaps with similar provisions and forward interest rate curves, and has been classified as Level 2.

        The following table presents these instruments' fair value at June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3
Marketable Securities	$33,152	$—	$—
Securities Sold Short	(3,309)	—	—
Interest Rate Swap	—	701	—

Total Fair Value	$29,843	$701	$—

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

PZENA INVESTMENT MANAGEMENT, INC.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

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

        The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions. For the three months ended June 30, 2008 and June 30, 2007, approximately 14.1% and 22.3%, respectively, of the Company's advisory fees were generated from an advisory agreement with one client. For the six months ended June 30, 2008 and 2007, fees generated from this agreement comprised 14.9% and 22.2%, respectively, of the Company's total advisory fees. At June 30, 2008 and December 31, 2007, no allowance for doubtful accounts has been deemed necessary.

Financial Instruments:

        On February 28, 2008, the operating company entered into an interest rate swap agreement to manage its exposure to changes in interest rates associated with its three-year term loan facility. This instrument was not entered into for trading purposes. The counterparty to this agreement is a major financial institution. Pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities ("FAS 133"), the Company records this cash flow hedge at fair value as a component of prepaid expenses and other assets on the consolidated statement of financial condition. The Company's pro rata share of the changes in the fair value of this agreement have been recorded as a component of accumulated other comprehensive income.

        The Company assesses the effectiveness of this hedge using the hypothetical derivative method. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in hedged item's cash flows. Ineffectiveness, if any, is reported in other income on the consolidated statements of operations. The Company's pro rata share of the gains and losses from this hedge will be reclassified from accumulated other comprehensive income to current period earnings when this hedged transaction affects earnings and will be included in interest expense on the consolidated statements of operations.

        At June 30, 2008, the approximate fair value of this swap agreement was $0.7 million.

Property and Equipment:

        Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets,

PZENA INVESTMENT MANAGEMENT, INC.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvements or the remaining lease term.

Business Segments:

        The Company views its operations as comprising one operating segment.

Income Taxes:

        The Company is a "C" corporation under the Internal Revenue Code, and thus liable for federal, state and local taxes on the income derived from its economic interest in its operating company. The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. It has not made a provision for federal or state income taxes because it is the personal responsibility of each of the operating company's members (including the Company) to separately report their proportionate share of the operating company's taxable income or loss. Similarly, the income of the Company's consolidated investment partnerships is not subject to income taxes, as it is allocated to each partnership's individual partners. The operating company has made a provision for New York City Unincorporated Business Tax, or New York City UBT.

        The Company and its consolidated subsidiaries account for all state, local and federal taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2008 and December 31, 2007, no such valuation allowances were deemed necessary. The income tax provision, or credit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Foreign Currency:

        Investment securities and other assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions.

        The Company does not isolate that portion of the results of its operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included in the net realized and unrealized gain/(loss), net on marketable securities and securities sold short in the consolidated statements of operations.

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

PZENA INVESTMENT MANAGEMENT, INC.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

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

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("FAS 141R") which replaces Statement of Financial Accounting Standards No. 141, Business Combinations. FAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) discloses the business combination. FAS 141R applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. FAS 141R is effective on a prospective basis for all business combinations on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. The Company is in the process of assessing the impact of this standard on its consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("FAS 160"). FAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require non-controlling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. FAS 160 is effective for the Company on January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company is in the process of assessing the impact of this standard on its consolidated financial statements.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities ("FAS 161"). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of assessing the impact of this standard on its consolidated financial statements.

        In June 2008, the FASB issued EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". The EITF release states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is in the process of assessing the impact of this standard on its consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 3—Property and Equipment

        Property and equipment, net, is comprised of the following:

	As of
	June 30, 2008	December 31, 2007
	(in thousands)

Computer Hardware	$836	$796
Computer Software	180	152
Furniture and Fixtures	1,161	1,156
Office Equipment	243	243
Leasehold Improvements	2,237	2,228

Total	4,657	4,575
Less: Accumulated Depreciation and Amortization	(1,645)	(1,412)

Total	$3,012	$3,163

        Depreciation and amortization expense, included in general and administrative expenses, totaled $0.1 million for each of the three months ended June 30, 2008 and 2007. Such expenses totaled $0.2 million for each of the six months ended June 30, 2008 and 2007.

Note 4—Related Party Transactions

        For the three and six months ended June 30, 2008, the Company earned $1.9 million and $3.7 million, respectively, in investment advisory fees from unconsolidated entities for which it acts as the investment manager. For the three and six months ended June 30, 2007, such advisory fees totaled $1.9 million and $3.5 million, respectively.

        At June 30, 2008 and December 31, 2007, the Company had advanced $0.1 million to an international investment company for organization and start-up costs, which are included in receivable from related parties on the consolidated statements of financial condition. The Company is the sponsor and investment manager of this entity.

        At June 30, 2008 and December 31, 2007, receivable from related parties included $0.1 million of loans to employees. These loans are in the form of forgivable promissory notes which are amortized through compensation expense pursuant to their terms.

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

PZENA INVESTMENT MANAGEMENT, INC.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 4—Related Party Transactions (Continued)

        During the three months ended June 30, 2008, a shareholder who holds more than 10% of the Company's outstanding shares sold shares in transactions deemed to be short-swing sales. Under Section 16(b) of the Securities Exchange Act of 1934, the shareholder was required to disgorge to the Company the profits realized from the stock sales in the amount of $0.2 million. The Company recognized these proceeds as a capital contribution from a shareholder and reflected a corresponding increase to additional paid-in capital in its consolidated statements of changes in equity. Proceeds from these transactions did not affect the Company's consolidated statements of operations.

Note 5—Investments in Affiliates

        The Company held an investment in, and acted as manager of, an unconsolidated investment partnership which was accounted for under the equity method. Summary financial information related to this entity is as follows:

	PAI Hedged Value Fund, LLC
	For the Three Months Ended June 30,
	2008	2007
	(in thousands)

Net Investment Income/(Loss)	$—	$(14)
Net Realized and Unrealized Loss	—	643

Net Income (Loss)	$—	$629

Company's Equity in Income (Loss)	$—	$187

Ownership Percentage	0%	30%

	PAI Hedged Value Fund, LLC
	For the Six Months Ended June 30,
	2008	2007
	(in thousands)

Net Investment Income (Loss)	$—	$(9)
Net Realized and Unrealized Income (Loss)	—	498

Net Income (Loss)	$—	$489

Company's Equity in Income (Loss)	$—	$145

Ownership Percentage	0%	30%

        In the fourth quarter of 2007, the decision was made to dissolve the PAI Hedged Value Fund, LLC. This entity was consolidated beginning October 1, 2007, the effective date of the withdrawal of the external joint venture partner, until it was fully liquidated on December 28, 2007.

PZENA INVESTMENT MANAGEMENT, INC.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 6—Commitments and Contingencies

        In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants. In certain cases, the Company may have recourse against third parties with respect to these indemnities. The Company maintains insurance policies that may provide coverage against certain claims under these indemnities. FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), providing accounting and disclosure requirements for certain guarantees. The Company has had no claims or payments pursuant to these agreements, and it believes the likelihood of a claim being made is remote. Utilizing the methodology in FIN 45, the Company's estimate of the value of such guarantees is de minimis, and, therefore, an accrual has not been made in the consolidated financial statements.

        In the normal course of business, the Company may be subject to various legal and administrative proceedings. On November 21, 2007 and January 16, 2008, respectively, substantively identical putative class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and Richard S. Pzena, the Company's chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended. The Court consolidated the lawsuits and appointed co-lead plaintiffs, who filed a consolidated amended complaint. The consolidated amended complaint names as defendants the Company, Richard S. Pzena, and two of the underwriters of our initial public offering, Goldman Sachs & Co., Inc. and UBS Securities LLC. Plaintiffs seek to represent a class of all persons who purchased or otherwise acquired Class A common stock issued pursuant or traceable to the Company's initial public offering. The consolidated amended complaint alleges that the registration statement and prospectus relating to the initial public offering of the Company's Class A common stock contained material misstatements and omissions and wrongfully failed to disclose net redemptions in the John Hancock Classic Value Fund, for which the Company acts as sub-investment advisor. The consolidated amended complaint seeks damages in an unspecified amount including rescission or rescissory damages. The Company believes that the allegations and claims are without merit and intends to contest these claims vigorously.

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

        Lease expenses were $0.5 million for each of the three months ended June 30, 2008 and 2007. Such expenses totaled $1.0 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively.

Note 7—Retirement Plan

        The Company maintains a defined contribution pension plan which covers substantially all members and employees. The Company may make contributions to the plan at the discretion of management. Under the terms of the plan, all such contributions vest immediately. Company contributions for the three months ended June 30, 2008 and 2007 were $0.4 million and $0.3 million, respectively. Such contributions totaled $0.9 million for each of the six months ended June 30, 2008

PZENA INVESTMENT MANAGEMENT, INC.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 7—Retirement Plan (Continued)

and 2007. These expenses are included in compensation and benefits expense in the consolidated statements of operations.

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

        Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended June 30,
	2008	2007
	(in thousands)

Cash Compensation and Other Benefits	$8,373	$8,533
Distributions on Compensatory Units	—	—
Change in Redemption Value of Compensatory Units	—	—
Acceleration of Vesting of Compensatory Units	—	—
Other Non-Cash Compensation	289	49

Total Compensation and Benefits Expense	$8,662	$8,582

	For the Six Months Ended June 30,
	2008	2007
	(in thousands)

Cash Compensation and Other Benefits	$16,980	$17,432
Distributions on Compensatory Units	—	12,087
Change in Redemption Value of Compensatory Units	—	15,969
Acceleration of Vesting of Compensatory Units	—	64,968
Other Non-Cash Compensation	633	1,950

Total Compensation and Benefits Expense	$17,613	$112,406

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

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 8—Compensation and Benefits (Continued)

        The change in liability for the redemption of compensatory units, through the date of the amendment of the Operating Agreement described above, is as follows (in thousands):

Balance at December 31, 2006	$263,980
Value of Units Vested During the Year	79,199
Increase in Value of Units Previously Vested	1,738
Change in Undistributed Earnings	—
Compensation Expense Associated with Unvested Units	—
Payment of Liabilities	(953)
Reclassification due to Amendment of Operating Agreement	(343,964)

Balance at March 31, 2007	$—

        For the three months ended June 30, 2007, the operating company granted 15,000 options to purchase capital units pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan. No such grants occurred for the three months ended June 30, 2008. For the six months ended June 30, 2008 and 2007, the operating company granted 446,000 and 645,000 options, respectively, to purchase capital units. These options had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance. The Company determined that the total grant-date fair value of the options awarded during the three months ended June 30, 2007 was less than $0.1 million. The total grant-date fair value of the options awarded during the six months ended June 30, 2008 and 2007 was approximately $1.2 million and $2.0 million, respectively. For the three and six months ended June 30, 2008, the Company recognized approximately $0.1 million, respectively, in compensation and benefits expense associated with the amortization of these awards. For the three months ended June 30, 2007, such amortization was less than $0.1 million. For the six months ended June 30, 2007, such amortization totaled approximately $2.0 million.

        Pursuant to the operating company's bonus plan, which became effective January 1, 2007, eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred. Amounts deferred may be credited to an investment account or take the form of phantom Class B units, at the employee's discretion, and vest ratably over four years commencing January 1, 2008. At June 30, 2008, the liability associated with such investment accounts was approximately $0.3 million, and has been included as a component of other liabilities on the consolidated statement of financial condition. For the three and six months ended June 30, 2008, the Company recognized approximately $0.2 and $0.5 million, respectively, in compensation and benefits expense associated with the amortization of these awards.

Note 9—Short Term Borrowings

        Simultaneously with the three year term loan agreement described below, on July 23, 2007, the Company obtained a $20.0 million revolving credit facility, which will expire on July 23, 2010, in order to finance its short term working capital needs. This facility carries a commitment fee of 0.2% on any unused amounts. On February 11, 2008, the operating company entered into Amendment No.1 to its three-year term loan facility. The amendment changed a number of credit agreement provisions,

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 9—Short Term Borrowings (Continued)

including reducing the capacity of the revolving credit facility from $20.0 million to $5.0 million. As of and for the period ended June 30, 2008, and as of December 31, 2007, no balance was outstanding against the facility.

Note 10—Long Term Debt

        On July 23, 2007, the operating company entered into a $60.0 million, three-year term loan agreement, the proceeds of which were used to finance a one-time distribution to its members. The principal amount borrowed bears interest at a variable rate based, at the Company's option, on (i) the one, two, three, six, nine or twelve-month LIBOR rate plus 1.00%, or (ii) the higher of the lender's prime rate and the Federal Funds Rate. The principal amount is payable in full at the end of the three-year term, with no penalty for prepayment. On February 11, 2008, the operating company entered into Amendment No.1 to its three-year term loan facility. The agreement, as amended, requires the operating company to maintain assets under management of at least $15.0 billion and generate consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, of at least $40.0 million in any consecutive four fiscal quarter period. Pursuant to the terms of the amended agreement, term loan amortization is required beginning in any period when assets under management are less than $20.0 billion and ending when assets under management are greater than $21.5 billion. Further, an excess cash flow sweep is required if assets under management are below $17.5 billion. For the period from February 11, 2008 through July 23, 2008, the interest rate in effect will be 6.91%, which is equal to the twelve-month LIBOR rate in effect at the time of the closing of the agreement of 5.41%, plus 1.50%. Approximately $0.1 million in debt issuance costs were incurred in association with this loan. Such costs have been recorded in prepaid expenses and other assets on the consolidated statements of financial condition and are being amortized over the term of the loan.

        During the three months ended June 30, 2008, the Company's assets under management fell below $20 billion. Pursuant to the provisions of the term loan, as amended, the Company was required to make an amortization payment of $3.0 million on June 30, 2008.

Note 11—Interest Rate Swap

        The Company manages its exposure to changes in market rates of interest. The Company's use of derivative instruments is limited to an interest rate swap used to manage the interest rate exposure related to its three-year term loan facility. The Company monitors its position and the credit rating of the counterparty and does not anticipate non-performance by such counterparty. The interest rate swap agreement was not entered into for trading purposes.

        On February 28, 2008, the operating company entered into a $60.0 million notional amount interest rate swap agreement that commences on July 23, 2008. The swap, which expires on the same date as the operating company's three-year term loan facility, obligates the operating company to pay a 2.825% fixed rate of interest on the notional amount and requires the counterparty to pay the operating company a floating interest rate based on the monthly LIBOR interest rate. The 1.50% spread on the term loan is in addition to these amounts, resulting in an aggregate annualized fixed payment of 4.325% of the notional amount for the term of the swap agreement. For the six months

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 11—Interest Rate Swap (Continued)

ended June 30, 2008, the Company recognized $0.1 million in other accumulated comprehensive income associated with its pro rata share of the change in fair value of this swap agreement.

        Concurrently with the amortization of the term loan described above, on June 30, 2008, the Company reduced the notional amount of its interest rate swap by $3.0 million dollars. The proceeds received from the counterparty in exchange for this reduction were less than $0.1 million. Additional loan amortization is required until the Company's assets under management exceed $21.5 billion.

Note 12—Income Taxes

        The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. Neither it nor the Company's other consolidated subsidiaries has made a provision for federal or state income taxes because it is the personal responsibility of each of these entities' members (including the Company) to separately report their proportionate share of the respective entity's taxable income or loss. The operating company has made a provision for New York City UBT. Subsequent to the offering and reorganization on October 30, 2007, the Company, as a "C" corporation under the Internal Revenue Code, is liable for federal, state and local taxes on the income derived from its economic interest in its operating company, which is net of UBT. Correspondingly, in its consolidated financial statements, the Company reports both the operating company's provision for UBT as well as its provision for federal, state and local corporate taxes. The components of the provision for income taxes are as follows:

	For the Three Months Ended June 30,
	2008	2007
	(in thousands)
Current Provision:
Unincorporated Business Tax	$939	$1,241
Local Corporate Tax	—	—
State Corporate Tax	—	—
Federal Corporate Tax	—	—

Total Current Provision	$939	$1,241

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 12—Income Taxes (Continued)

	For the Three Months Ended June 30,
	2008	2007
	(in thousands)
Deferred Provision:
Unincorporated Business Tax	$(54)	$237
Local Corporate Tax	62	—
State Corporate Tax	107	—
Federal Corporate Tax	402	—

Total Deferred Provision	$517	$237
Total Provision for Income Taxes	$1,456	$1,478

	For the Six Months Ended June 30,
	2008	2007
	(in thousands)
Current Provision:
Unincorporated Business Tax	$1,934	$2,601
Local Corporate Tax	—	—
State Corporate Tax	—	—
Federal Corporate Tax	—	—

Total Current Provision	$1,934	$2,601
Deferred Provision:
Unincorporated Business Tax	$(109)	$6
Local Corporate Tax	126	—
State Corporate Tax	222	—
Federal Corporate Tax	825	—

Total Deferred Provision	$1,064	$6
Total Provision for Income Taxes	$2,998	$2,607

        Prior to October 30, 2007, the operating company was a cash basis taxpayer. As the result of the Company's acquisition of membership units in conjunction with the offering, the operating company was required to become an accrual basis taxpayer. Pursuant to Section 481 of the Internal Revenue Code, the cumulative difference between the two methods of taxpaying are amortizable over four years. These differences generated approximately $0.6 and $0.7 million in deferred tax liabilities as of June 30, 2008 and December 31, 2007, respectively. Such amounts are recorded in other liabilities in the consolidated statements of financial condition.

        The acquisition of the operating company membership units noted above has allowed the Company to make an election under Section 754 of the Internal Revenue Code to step up its tax basis in the net assets acquired. This step up is deductible for tax purposes over a 15-year period. Based on

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 12—Income Taxes (Continued)

the net proceeds of the offering and tax basis of the operating company as of October 30, 2007, this election gave rise to a deferred tax asset of approximately $68.7 million. As of June 30, 2008 and December 31, 2007, the value of this election was approximately $67.1 million and $68.2 million, respectively. Pursuant to a Tax Receivable Agreement signed between the members of the operating company and the Company, 85% of the cash savings generated by this election will be distributed to the selling unitholders upon this benefit's realization. As of June 30, 2008 and December 31, 2007, this liability was approximately $58.4 million.

        For the three and six months ended June 30, 2008, the Company's income, derived solely from its economic interest in its operating company, was determined as follows:

For the Three Months Ended June 30, 2008
(in thousands)
Income Before Taxes and Minority and Non-Controlling Interests	$13,202
Unincorporated Business Tax	(885)
Minority and Non-Controlling Interests	(10,966)

Income Before Corporate Income Taxes	$1,351

For the Six Months Ended June 30, 2008
(in thousands)
Income Before Taxes and Minority and Non-Controlling Interests	$27,141
Unincorporated Business Tax	(1,825)
Minority and Non-Controlling Interests	(22,543)

Income Before Corporate Income Taxes	$2,773

        In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements. It is the Company's policy to recognize accrued interest and penalties associated with uncertain tax positions as part of tax expense. For the three and six months ended June 30, 2008 and 2007, no such expenses were recognized, and as of June 30, 2008 and December 31, 2007, no accruals were recorded.

        The Company and the operating company are generally no longer subject to U.S federal, or state and local income tax examinations by tax authorities for any year prior to 2004. All tax years subsequent to this date are considered open and subject to examination by tax authorities.

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 13—Investments in Marketable Securities

        Investments in marketable securities and securities sold short consisted of the following at June 30, 2008:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)

Equities	$41,082	$(7,930)	$33,152

	Proceeds	Unrealized (Gain)/Loss	Fair Value
	(in thousands)

Equity Securities Sold Short	$3,641	$(332)	$3,309

        Investments in marketable securities and securities sold short consisted of the following at December 31, 2007:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)

Equities	$28,738	$(1,273)	$27,465

	Proceeds	Unrealized (Gain)/Loss	Fair Value
	(in thousands)

Equity Securities Sold Short	$1,047	$(19)	$1,028

Note 14—Members' Equity Interests of Operating Company

        Prior to March 31, 2007, all operating company ownership interests were required to be repurchased in the event of the holder's death or, if applicable, termination of employment. These redemption features caused all of the operating company's units to be classified as liabilities as of the effective date of FAS 150 with respect to the operating company, which was July 1, 2003.

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

        The Operating Agreement was amended as of March 31, 2007 to eliminate the operating company's obligation to redeem units under any circumstance. As a result, all units that were categorized as liabilities in the consolidated financial statements were reclassified as equity as of March 31, 2007. Subsequent to this date, distributions paid on unit-based compensation and

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 14—Members' Equity Interests of Operating Company (Continued)

incremental changes to these units' value are not considered a component of compensation and benefits expense and are instead recorded as a direct reduction of undistributed earnings. As of March 31, 2007, the operating company accelerated the vesting of all compensatory units then subject to vesting. The one-time charge associated with this acceleration, approximately $65.0 million, was recorded on March 31, 2007.

        Compensation and benefits expense associated with the operating company's compensatory units is comprised of the following:

	For the Three Months Ended June 30,
	2008	2007
	(in thousands)

Distributions on Compensatory Units	$—	$—
Change in Redemption Value of Compensatory Units	—	—
Acceleration of Vesting of Compensatory Units	—	—
Other Non-Cash Compensation	289	—

Total Compensation and Benefits Expense	$289	$—

	For the Six Months Ended June 30,
	2008	2007
	(in thousands)

Distributions on Compensatory Units	$—	$12,087
Change in Redemption Value of Compensatory Units	—	15,969
Acceleration of Vesting of Compensatory Units	—	64,968
Other Non-Cash Compensation	633	1,950

Total Compensation and Benefits Expense	$633	$94,974

        For the three months ended June 30, 2007, the operating company granted 15,000 options to purchase capital units pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan. No such grants occurred for the three months ended June 30, 2008. For the six months ended June 30, 2008 and 2007, the operating company granted 446,000 and 645,000 options, respectively, to purchase capital units. These options had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance. The Company determined that the total grant-date fair value of the options awarded during the three months ended June 30, 2007 was less than $0.1 million. The total grant-date fair value of the options awarded during the six months ended June 30, 2008 and 2007 were approximately $1.2 million, and $2.0 million, respectively, using the Black-Scholes option pricing model. The weighted-average grant date fair values during the six months ended June 30, 2008 and 2007 were $2.64 and $3.02 per option, respectively.

        On January 1, 2008, the operating company granted 13,000 restricted Class B units to certain members pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan. On

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

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

        On July 17, 2007, the operating company effected a 5-for-1 unit split. All unit and per unit amounts have been adjusted to reflect this split.

Note 15—Shareholders' Equity

        The Company was incorporated in the State of Delaware on May 8, 2007. On May 10, 2007, the Company issued 100 shares of its common stock, par value $0.01 per share (the "Old Common Stock"), for $100 to Richard S. Pzena, the sole director of the Company as of that date. On October 5, 2007, the Company effected a 100-for-6 reverse stock split of all shares of its Old Common Stock then outstanding. All share amounts have been adjusted to reflect this split. As of the effectiveness of the amendment and restatement of the Company's certificate of incorporation on October 30, 2007, each share of the Old Common Stock outstanding immediately prior to effectiveness was reclassified as one share of the Company's Class A common stock, par value $0.01 per share.

        On October 30, 2007, the Company consummated an initial public offering of 6,100,000 shares of its Class A common stock, par value $0.01 per share, for net proceeds of approximately $98.9 million, after payment of underwriting discounts and estimated offering expenses. These net proceeds were used to purchase 6,100,000 membership units of the operating company, representing 9.5% of its then outstanding membership units, from its two outside investors and one former employee. Concurrently with the consummation of the Company's initial public offering, the Operating Agreement of the operating company was amended and restated such that, among other things, (i) the Company became the sole managing member of the operating company, (ii) the 6,100,000 membership units of the operating company that the Company acquired were reclassified as Class A units of the operating company, (iii) an additional 11,118 Class A units were issued to the Company in respect of its issuance of 11,112 shares of Class A common stock to certain directors of the Company on October 30, 2007, and contribution of the $100 initial investment the Company received in exchange for issuance of

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 15—Shareholders' Equity (Continued)

six shares of Class A common stock on May 10, 2007, and (iv) the holders of the remaining 90.5% of the outstanding membership units of the operating company were reclassified as Class B units of the operating company. Class A and Class B units of the operating company have the same economic rights per unit. Accordingly, immediately following the consummation of the offering and reorganization, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.5% and 90.5%, respectively, of the economic interests in the operations of the business. As of June 30, 2008, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.6% and 90.4%, respectively, of the economic interests in the operations of the business.

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

        The acquisition of the operating company's membership interests by the Company has been treated as a reorganization of entities under common control pursuant to the guidance set forth in FTB 85-5. Accordingly, the net assets assumed by the Company through the offering have been reported at the operating company's historical cost basis. As a result of these transactions, as of and subsequent to October 30, 2007, (i) the Company has consolidated the financial results of the operating company with its own and reflected the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements, and (ii) the Company's income will be generated by its economic interest in the operating company's net income.

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007, Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 15—Shareholders' Equity (Continued)

        This acquisition of membership units in the operating company has allowed the Company to make an election to step up its tax basis in the net assets acquired. This step up is deductible for tax purposes over a 15-year period. Based on the net proceeds of the offering and tax basis of the operating company as of October 30, 2007, this election gave rise to a deferred tax asset of approximately $68.7 million. Pursuant to a tax receivable agreement between the Company and the operating company, 85% of the benefits of this election will be returned to the selling unitholders of the operating company as they are realized. This liability of $58.4 million is recorded as liability to selling shareholders on the consolidated statements of financial condition as of June 30, 2008 and December 31, 2007.

        The Company has not recorded a non-controlling interest associated with the acquisition of its operating company, as the post offering net equity of the operating company was less than zero. Pursuant to the guidance in EITF 95-7, no operating company non-controlling interest will be recorded until the initial deficit attributable to the non-controlling interest, approximately $10.8 million, is extinguished.

        On March 4, 2008, the Company's Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock, paid on April 11, 2008 to shareholders of record as of March 27, 2008.

        On June 3, 2008, the Company's Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock, payable on July 11, 2008 to shareholders of record as of June 27, 2008. The liability associated with this payment, and the corresponding obligation to the operating company members, is recorded in dividends payable on the consolidated statement of financial condition as of June 30, 2008.

Note 16—Subsequent Events

        On July 31, 2008, the Company's assets under management were approximately $18.6 billion.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Overview

        We are an investment management firm that utilizes a classic value investment approach in each of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and international capital markets. At June 30, 2008, our assets under management, or AUM, were $18.5 billion. We manage separate accounts on behalf of institutions and high net worth individuals and act as sub-investment adviser for a variety of SEC-registered mutual funds and offshore funds.

        We function as the holding company through which the business of our operating company, Pzena Investment Management, LLC, is conducted. Following our initial public offering and reorganization on October 30, 2007, we became the sole managing member of Pzena Investment Management, LLC. As such, we now control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees' and other investors' collective membership interest in our operating company, we reflect their interests as a non-controlling interest in our consolidated financial statements. As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company's net income. Results for the periods prior to October 30, 2007 reflect solely the operations of Pzena Investment Management, LLC. As of June 30, 2008, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.6% and 90.4%, respectively, of the economic interests in the operations of the business.

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

Compensation and Benefits Expense

        Our largest expense is compensation and benefits, which includes the salaries, bonuses, equity-based compensation and related benefits and payroll costs attributable to our members and employees. All compensation and benefits packages, including those of our executive officers, are benchmarked against relevant industry and geographic peer groups in order to attract and retain qualified personnel. We have experienced a general rise in compensation and benefits expense commensurate with growth in headcount. We continue to anticipate the need to maintain competitive compensation levels. The table included in the section below describes the components of our compensation expense for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,
	2008	2007
	(in thousands)
	(unaudited)
Cash Compensation and Other Benefits	$8,373	$8,533
Distributions on Compensatory Units	—	—
Change in Redemption Value of Compensatory Units	—	—
Acceleration of Vesting of Compensatory Units	—	—
Other Non-Cash Compensation	289	49

Total Compensation and Benefits Expense	$8,662	$8,582

	For the Six Months Ended June 30,
	2008	2007
	(in thousands)
	(unaudited)
Cash Compensation and Other Benefits	$16,980	$17,432
Distributions on Compensatory Units	—	12,087
Change in Redemption Value of Compensatory Units	—	15,969
Acceleration of Vesting of Compensatory Units	—	64,968
Other Non-Cash Compensation	633	1,950

Total Compensation and Benefits Expense	$17,613	$112,406

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

        On January 1, 2007, we adopted the PIM LLC 2006 Equity Incentive Plan, pursuant to which we have issued restricted capital units, and options to acquire capital units, in our operating company, both of which vest ratably over a four-year period. We used a fair-value method in recording the compensation expense associated with the granting of these restricted capital units, and options to acquire capital units, to new and existing members under the PIM LLC 2006 Equity Incentive Plan. Under this method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the award's vesting period. The fair value of the capital units will be determined by reference to the market price of our Class A common stock on the date of grant, since these units are exchangeable for shares of our Class A common stock on a one-for-one basis. The fair value of the options to acquire capital units will be determined by using an appropriate option pricing model on the grant date.

        On January 1, 2007, we instituted a deferred compensation plan, in which employees who earn in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount. These deferred amounts may be invested, at the employee's discretion, in certain of our investment strategies, restricted phantom capital units of our operating company, or money market funds. All of these deferred amounts vest ratably over a four-year period beginning January 1, 2008 and, therefore, will be reflected in our expenses over this period. Accordingly, our 2007 cash compensation expense was lower than it would have been had we not instituted a deferred compensation plan. For the four-year period beginning January 1, 2008, we expect the non-cash portion of our compensation expense associated with this deferred compensation plan to increase each successive year as these and subsequently deferred amounts are amortized through income.

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

Other Income/(Expense)

        Other income/(expense) is derived primarily from interest income generated on our excess cash balances, investment income arising from our investments in various private investment vehicles that we employ to incubate new strategies, and interest expense on our amended term loan agreement. We expect the interest and investment components of other income, in the aggregate, to fluctuate based on market conditions, the success of our investment strategies and our dividend policy.

Non-Controlling Interests

        Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence. After our reorganization, we became the sole managing member of our operating company and now control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees' and outside investors' interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements. As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company's net income. As of June 30, 2008, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.6% and 90.4%, respectively, of the economic interests in the operations of the business.

Provision for Income Tax

        While our operating company has historically not been subject to U.S. federal and certain state income taxes, it has been subject to New York City UBT. As a result of our reorganization, we are now subject to taxes applicable to C-corporations. As such, our effective tax rate, and the absolute dollar amount of our tax expense, has increased as a result of our reorganization.

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

        Prior to March 31, 2007, capital units were required to be redeemed on the death of a member. Effective March 31, 2007, the operating company's Operating Agreement was amended to eliminate its obligation to redeem units under any circumstance. Since all capital units thereafter had only equity characteristics, neither distributions, nor subsequent incremental changes to these units' value, were charged against income subsequent to the effective date of the amendment. The $16.6 million charge recorded in 2007 represents the distributions and incremental changes to these units' fair value through March 31, 2007.

Operating Results

General

        Our earnings and cash flows are heavily dependent upon prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

        Beginning the latter half of 2007, and continuing through June 30, 2008, performance of our investment strategies was negatively impacted by significant volatility in the equity markets, and in the financial services sector in particular. Our AUM declined by $12.1 billion, or 39.5%, from $30.6 billion at June 30, 2007 to $18.5 billion at June 30, 2008, due to negative performance of $10.4 billion and net outflows of $1.7 billion. We experienced net outflows of AUM from our sub-advised accounts of $0.7 billion for the six months ended June 30, 2008, attributable to the weaker performance of our sub-advised funds compared to that of their peers. In contrast, we experienced net inflows of $0.4 billion in our separately-managed accounts for the six months ended June 30, 2008. Prior to 2007, our AUM had grown significantly as a result of several factors including, among others, the exceptional investment performance for the since inception, five-year and three-year periods for each of our investment strategies through the end of 2006.

        Our average AUM fluctuates based on changes in the market value of accounts advised and sub-advised by us and on fund flows. Accordingly, revenues during 2008 are expected to decline from the comparable 2007 periods to the extent that the markets continue to be unfavorable for our value investment strategy and results in our inability to increase our AUM. A decrease in revenue would result in lower operating income and net income.

        We expect that we will experience continued pressure on our operating margins and be required to make additional amortizing payments on our term loan facility in the future if AUM continues to decline. In addition, we expect our operating expenses to rise modestly in 2008 from the comparable 2007 periods, as we experience the full-year expense impact of personnel hired during 2007, as well as additional expenses related to our becoming a public company on October 30, 2007. We are continuing to analyze our cost structure to identify and implement potential savings opportunities to offset these increases.

Assets Under Management and Flows

        The change in AUM in our separately-managed accounts and our sub-advised accounts for the three and six months ended June 30, 2008 and 2007 is described below:

	For the Three Months Ended June 30,
Assets Under Management (unaudited)	2008	2007
	(in billions)
Separately-Managed Accounts
Beginning of Period Assets	$12.5	$15.3
Net Flows	0.6	0.2
Appreciation	(1.7)	1.0

End of Period Assets	$11.4	$16.5

Sub-Advised Accounts
Beginning of Period Assets	$7.9	$13.2
Net Flows	0.1	(0.1)
Appreciation	(0.9)	1.0

End of Period Assets	$7.1	$14.1

Total
Beginning of Period Assets	$20.4	$28.5
Net Flows	0.7	0.1
Appreciation	(2.6)	2.0

End of Period Assets	$18.5	$30.6

	For the Six Months Ended June 30,
Assets Under Management (unaudited)	2008	2007
	(in billions)
Separately-Managed Accounts
Beginning of Period Assets	$14.0	$14.5
Net Flows	0.4	0.8
Appreciation	(3.0)	1.2

End of Period Assets	$11.4	$16.5

Sub-Advised Accounts
Beginning of Period Assets	$9.6	$12.8
Net Flows	(0.7)	0.5
Appreciation	(1.8)	0.8

End of Period Assets	$7.1	$14.1

Total
Beginning of Period Assets	$23.6	$27.3
Net Flows	(0.3)	1.3
Appreciation	(4.8)	2.0

End of Period Assets	$18.5	$30.6

        At June 30, 2008, our $18.5 billion of AUM were invested in ten value-oriented investment strategies which represent distinct capitalization segments of the U.S and international markets. The following table describes the allocation of our AUM as of June 30, 2008 among our seven largest investment strategies and the aggregate of our other investment strategies:

Investment Strategy (unaudited)	AUM at June 30, 2008
(in billions)
Large Cap Value	$10.0
Value Service	3.8
Global Value	2.6
Small Cap Value	0.8
International Value	0.5
Mid Cap Value	0.3
All Cap Value	0.2
Other Strategies(1)	0.3

Total	$18.5

    (1)
    Our three other investment strategies are: Financial Opportunities Service, Diversified Value, and Mega Cap Value.

Three Months Ended June 30, 2008 versus June 30, 2007

        At June 30, 2008, the Company managed $18.5 billion in total assets, a decrease of $12.1 billion, or 39.5%, from $30.6 billion at June 30, 2007. The decrease year-over-year in AUM was due largely to $10.4 billion in market depreciation and net outflows of $2.7 billion from our sub-advised accounts, offset by inflows of $1.0 billion from our separately-managed accounts.

        The Company managed $11.4 billion in separately-managed accounts and $7.1 billion in sub-advised accounts, for a total of $18.5 billion in assets at June 30, 2008. Assets in separately-managed accounts decreased by $1.1 billion, or 8.8%, during the three months ended June 30, 2008, due to $1.7 billion in market depreciation, offset by $0.6 billion in net inflows. This compared to an increase in separately managed accounts of $1.2 billion, or 7.8%, during the three months ended June 30, 2007, which resulted from $1.0 billion in market appreciation and $0.2 of net inflows. Assets in our sub-advised funds decreased by $0.8 billion, or 10.1%, during the three months ended June 30, 2008, as a result of $0.9 billion of depreciation, offset by $0.1 billion in net inflows. This compared to an increase in sub-advised accounts of $0.9 billion, or 6.8%, during the three months ended June 30, 2007, due to $1.0 billion of market appreciation, offset by $0.1 billion in net outflows.

Six Months Ended June 30, 2008 versus June 30, 2007

        At June 30, 2008, the Company managed $18.5 billion in total assets, a decrease of $12.1 billion, or 39.5%, from $30.6 billion at June 30, 2007. The decrease year-over-year in AUM was due largely to $10.4 billion in market depreciation and net outflows of $2.7 billion from our sub-advised accounts, offset by net inflows of $1.0 billion into our separately-managed accounts.

        The Company managed $11.4 billion in separately-managed accounts and $7.1 billion in sub-advised accounts, for a total of $18.5 billion in assets at June 30, 2008. Assets in separately-managed accounts decreased by $2.6 billion, or 18.6%, during the six months ended June 30, 2008, due to $3.0 billion in market depreciation, offset by $0.4 billion in net inflows. This compared to an increase in separately-managed accounts of $2.0 billion, or 13.8%, during the six months ended June 30, 2007, which resulted from $1.2 billion in market appreciation and $0.8 billion in net inflows. Assets in our sub-advised funds decreased by $2.5 billion or 26.0%, during the six months ended June 30, 2008, as a result of $1.8 billion of depreciation and $0.7 billion in net outflows. This compared to an increase in sub-advised accounts of $1.3 billion, or 10.2%, during the six months ended June 30, 2007, due to $0.8 billion of market appreciation and $0.5 billion of net inflows.

        At June 30, 2008, separately managed accounts represented 61.6% of our total AUM, as compared to 53.9% at June 30, 2007. At June 30, 2008, our International Value and Global Value investment strategies accounted for 16.8% of our AUM, compared to 8.8% at June 30, 2007.

Revenues

        Our revenues from advisory fees earned on our separately-managed accounts and our sub-advised accounts for the three and six months ended June 30, 2008 and 2007 is described below:

	For the Three Months Ended June 30,
Revenue	2008	2007
	(in millions)
	(unaudited)

Separately-Managed Accounts	$20.6	$25.5
Sub-Advised Accounts	7.7	$11.3

Total	$28.3	$36.8

	For the Six Months Ended June 30,
Revenue	2008	2007
	(in millions)
	(unaudited)

Separately-Managed Accounts	$42.2	$49.2
Sub-Advised Accounts	16.1	$22.9

Total	$58.3	$72.1

Three Months Ended June 30, 2008 versus June 30, 2007

        Our total revenue decreased $8.5 million, or 23.1%, to $28.3 million for the three months ended June 30, 2008 from $36.8 million for the three months ended June 30, 2007. This decrease was driven primarily by a decrease in weighted-average AUM, which decreased $9.7 billion, or 32.2%, to $20.4 billion for the three months ended June 30, 2008 from $30.1 billion for the three months ended June 30, 2007.

        Our weighted average fees were 0.555% and 0.489% for the three months ended June 30, 2008 and 2007, respectively. Weighted-average assets in separately-managed accounts decreased $3.5 billion, or 21.6%, to $12.7 billion for the three months ended June 30, 2008, from $16.2 billion for the three months ended June 30, 2007, and had weighted average fees of 0.649% and 0.632% for the three months ended June 30, 2008 and 2007, respectively. Weighted-average assets in sub-advised accounts decreased $6.2 billion, or 44.6%, to $7.7 billion for the three months ended June 30, 2008, from $13.9 billion for the three months ended June 30, 2007, and had weighted average fees of 0.401% and 0.323% for the three months ended June 30, 2008 and 2007, respectively.

Six Months Ended June 30, 2008 versus June 30, 2007

        Our total revenue decreased $13.8 million, or 19.1%, to $58.3 million for the six months ended June 30, 2008, from $72.1 million for the six months ended June 30, 2007. This decrease was driven primarily by a decrease in weighted-average AUM, which decreased $7.8 billion, or 26.8%, to $21.3 billion for the six months ended June 30, 2008, from $29.1 billion for the six months ended June 30, 2007.

        Our weighted average fees were 0.546% and 0.495% for the six months ended June 30, 2008 and 2007, respectively. Weighted-average assets in separately-managed accounts decreased $2.5 billion, or 16.0%, to $13.1 billion for the six months ended June 30, 2008, from $15.6 billion for the six months ended June 30, 2007, and had weighted average fees of 0.643% and 0.631% for the six months ended June 30, 2008 and 2007, respectively. Weighted-average assets in sub-advised accounts decreased $5.3 billion, or 39.3%, to $8.2 billion for the six months ended June 30, 2008, from $13.5 billion for the six months ended June 30, 2007, and had weighted average fees of 0.392% and 0.339% for the six months ended June 30, 2008 and 2007, respectively.

Expenses

        Our operating expenses are driven primarily by our compensation costs. The table below describes the components of our compensation expense for the three and six months ended June 30, 2008 and 2007. Much of the variability in our compensation costs had been driven by distributions made on our compensatory units then outstanding, and the incremental increases or decreases in their redemption value subsequent to their grant date. As of March 31, 2007, these items are no longer reflected in compensation expense.

	For the Three Months Ended June 30,
	2008	2007
	(in thousands)
	(unaudited)

Cash Compensation and Other Benefits	$8,373	$8,533
Distributions on Compensatory Units	—	—
Change in Redemption Value of Compensatory Units	—	—
Acceleration of Vesting of Compensatory Units	—	—
Other Non-Cash Compensation	289	49

Total Compensation and Benefits Expense	$8,662	$8,582

	For the Six Months Ended June 30,
	2008	2007
	(in thousands)
	(unaudited)

Cash Compensation and Other Benefits	$16,980	$17,432
Distributions on Compensatory Units	—	12,087
Change in Redemption Value of Compensatory Units	—	15,969
Acceleration of Vesting of Compensatory Units	—	64,968
Other Non-Cash Compensation	633	1,950

Total Compensation and Benefits Expense	$17,613	$112,406

Three Months Ended June 30, 2008 versus June 30, 2007

        Total operating expenses increased by $0.2, or 1.8%, to $11.3 million for the three months ended June 30, 2008, from $11.1 million for the three months ended June 30, 2007, primarily as a result of the costs associated with our status as a public company.

        Compensation and benefits expense increased by $0.1 million, or 1.2%, to $8.7 million for the three months ended June 30, 2008, from $8.6 million for the three months ended June 30, 2007, primarily as a result of staffing increases and deferred compensation amortization, partially offset by a reduction in variable compensation costs.

        General and administrative expenses increased by $0.2 million, or 8.0%, to $2.7 million for the three months ended June 30, 2008, from $2.5 million for the three months ended June 30, 2007. This increase was mainly attributable to a $0.2 million increase in facility-related costs and professional fees associated with being a public company.

Six Months Ended June 30, 2008 versus June 30, 2007

        Total operating expenses decreased by $93.7 million, or 80.1%, to $23.3 million for the six months ended June 30, 2008, from $117.0 million for the six months ended June 30, 2007. This decrease was primarily attributable to a decrease in compensation and benefits expense resulting from the $65.0 million charge taken in March 2007 associated with the acceleration of compensatory unit vesting that was not replicated in 2008. This decrease was also attributable to the amendment of the Operating Agreement, on March 31, 2007, that removed all mandatory redemption provisions related to our membership units.

        Compensation and benefits expense decreased by $94.8 million, or 84.3%, to $17.6 million for the six months ended June 30, 2008, from $112.4 million for the six months ended June 30, 2007. This decrease was primarily attributable to a difference of $94.6 million in unit-based compensation charges incurred in the six months ended June 30, 2007, as compared to those incurred for the six months ended June 30, 2008.

        General and administrative expenses increased by $1.1 million, or 23.9%, to $5.7 million for the six months ended June 30, 2008, from $4.6 million for the six months ended June 30, 2007. This increase was mainly attributable to a $0.8 million increase in professional and outside services fees associated with our reorganization and becoming a public company. General office-and facility-related expenses also increased by $0.3 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily as a result of an increase in headcount and the lease of additional office space in 2007.

Other Income/(Expense)

Three Months Ended June 30, 2008 versus June 30, 2007

        Other income/(expense) decreased by $5.5 million to an expense of $3.8 million for the three months ended June 30, 2008, from income of $1.7 million for the three months ended June 30, 2007. The primary reasons for this decline were a $3.3 million charge due to negative investment performance of the private investment vehicles we manage, as well as $1.1 million in interest expense associated with the term loan facility, offset by interest and dividend income of $0.6 million.

Six Months Ended June 30, 2008 versus June 30, 2007

        Other income/(expense) decreased by $9.9 million to an expense of $7.9 million for the six months ended June 30, 2008, from income of $2.0 million for the six months ended June 30, 2007. The primary reasons for this decline were a $6.9 million charge due to negative investment performance of the private investment vehicles we manage, as well as $2.0 million in interest expense associated with the term loan facility, offset by interest and dividend income of $1.0 million.

Provision for Income Taxes

Three Months Ended June 30, 2008 versus June 30, 2007

        The provision for income taxes remained constant at $1.5 million for the three months ended June 30, 2008 and June 30, 2007, due to a decrease in taxable income, which offset the $0.6 million effect of our obligation to pay taxes applicable to C-corporations subsequent to the reorganization and our initial public offering. Our effective corporate tax rate for the three months ended June 30, 2008, exclusive of our pro rata share of our operating company's provision for unincorporated business taxes, was approximately 46.4%. A comparison of the effective tax rate for the three months ended June 30,

2008 to the effective tax rate for the three months ended June 30, 2007 is not meaningful due to the effect of our liability for C-corporation taxation in 2008.

Six Months Ended June 30, 2008 versus June 30, 2007

        The provision for income taxes increased by $0.4 million, or 15.4%, to $3.0 million for the six months ended June 30, 2008, from $2.6 million for the six months ended June 30, 2007. The $1.2 million effect of our obligation to pay taxes applicable to C-corporations subsequent to the reorganization and our initial public offering was offset to an extent by a decrease in taxable income. Our effective corporate tax rate for the six months ended June 30, 2008, exclusive of our pro rata share of our operating company's provision for the unincorporated business taxes was approximately 46.4%. A comparison of the effective tax rate for the six months ended June 30, 2008 to the effective tax rate for the six months ended June 30, 2007 is not meaningful due to the effect of our liability for C-corporation taxation in 2008, and the equity-based compensation charges of $65.0 million in 2007. This charge was not deductible for tax purposes.

Non-Controlling Interests

Three Months Ended June 30, 2008 versus June 30, 2007

        Non-controlling interests increased to $11.0 million for the three months ended June 30, 2008, compared to a charge of $0.6 million for the three months ended June 30, 2007. This change primarily reflects our employees' and outside investors' interest in our operating company subsequent to the consummation of our reorganization on October 30, 2007. This change also reflects, to a lesser extent, the less favorable investment performance of the private investment vehicles we manage during the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

Six Months Ended June 30, 2008 versus June 30, 2007

        Non-controlling interests increased to $22.5 million for the six months ended June 30, 2008, compared to a charge of $0.6 million for the six months ended June 30, 2007. This change primarily reflects our employees' and outside investors' interest in our operating company subsequent to the consummation of our reorganization on October 30, 2007. This change also reflects, to a lesser extent, the less favorable investment performance of the private investment vehicles we manage during the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

Interest on Mandatorily Redeemable Units

Three Months Ended June 30, 2008 versus June 30, 2007

        Interest on mandatorily redeemable units was $0 million for the three months ended June 30, 2008 and 2007. As of March 31, 2007, the Operating Agreement was amended to remove all mandatory redemption provisions related to our membership units. The removal of these provisions caused our membership units to be classified as equity, and neither distributions, nor subsequent changes to these units' value, were charged to income following the amendment.

Six Months Ended June 30, 2008 versus June 30, 2007

        Interest on mandatorily redeemable units decreased by $16.6 million to $0 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The decrease was due to the amendment of the Operating Agreement as of March 31, 2007 to remove all mandatory redemption provisions related to our membership units. The removal of these provisions caused our membership units to be classified as equity, and neither distributions, nor subsequent changes to these units' value, were charged to income following the amendment.

Liquidity and Capital Resources

        Historically, the working capital needs of our business have primarily been met through cash generated by our operations. At June 30, 2008, our cash and cash equivalents were $37.2 million, inclusive of $5.7 million in cash held by our consolidated investment partnerships. We expect that our cash and liquidity requirements in the next twelve months, and over the long term, will be met primarily through cash generated by our operating company's operations and, to a lesser extent, from borrowings under our current revolving credit facility described below. On July 23, 2007, our operating company borrowed $60.0 million pursuant to a three-year term loan facility, the proceeds of which were used to finance a special one-time distribution to the members of our operating company as of that date. Concurrently, our operating company also obtained a $20.0 million revolving credit facility to finance our short-term working capital needs. On February 11, 2008, our operating company entered into Amendment No.1 to the loan facilities. The amendment changed a number of credit agreement provisions, including: (i) the minimum AUM financial covenant was reduced from $20.0 billion to $15.0 billion; (ii) the minimum Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, financial covenant for each four quarter period was reduced from $60.0 million to $40.0 million; (iii) the capacity of the revolving credit facility was reduced from $20.0 million to $5.0 million; and (iv) the interest rate was increased from LIBOR plus 1.0% to LIBOR plus 1.5%. In addition, two mandatory prepayment provisions were added: (a) term loan amortization is required beginning in any period when AUM is less than $20 billion and ending when AUM is greater than $21.5 billion, and (b) a 50% excess cash flow sweep is required if AUM is below $17.5 billion. Future principal repayment obligations on this loan will depend upon our future AUM levels, pursuant to the terms of the credit agreement, as amended. During the three months ended June 30, 2008, the Company's assets under management fell below $20 billion. Pursuant to the provisions of the term loan, as amended, the Company was required to make an amortization payment of $3.0 million on June 30, 2008. As of July 31, 2008, our AUM was approximately $18.6 billion.

        We expect to fund the working capital needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations, as well as from potential borrowings under the revolving credit facility described above. We currently expect that the development of new investment strategies will continue, and require funding not in excess of $5 million per year. We expect to fund this development from cash generated from operations.

        Prior to its reorganization on October 30, 2007, Pzena Investment Management, LLC made a distribution to its existing members representing all of the remaining undistributed earnings generated through the date of the reorganization, less any amounts required to fund its working capital needs.

        We anticipate that distributions to the members of our operating company, which consisted of 26 of our employees as of June 30, 2008, three outside investors and us, will continue to be a material use of our cash resources and will vary in amount and timing based on our operating results and dividend policy. We are a holding company and have no material assets other than our ownership of membership interests in our operating company. As a result, we depend upon distributions from our operating company to pay any dividends to our Class A stockholders. We cause our operating company to make distributions to us in an amount sufficient to cover dividends, if any, declared by us. Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

        Our purchase of membership units of our operating company concurrently with our initial public offering, and the future exchanges by holders of Class B units of our operating company for shares of our Class A common stock (pursuant to the exchange rights provided for in the Operating Company's operating agreement), has resulted in, and are expected to continue to result in, increases in our share of the tax basis of the tangible and intangible assets of our operating company at the time of our acquisition and these future exchanges, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions have reduced and are expected to continue to reduce, the amount of tax that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the current members of our operating company, the one member of our operating company immediately prior to our initial public offering who sold all of its membership units to us in connection with our initial public offering, and any future holders of Class B units, that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as described in the tax receivable agreement) as a result of the increases in tax basis described above and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Assuming that there are no material changes in the relevant tax law, and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments under the tax receivable agreement in respect of our initial purchase of membership units of Pzena Investment Management, LLC will aggregate $58.4 million and range from approximately $0.5 million to $6.5 million per year over the next 15 years. Future payments under the tax receivable agreement in respect of subsequent exchanges will be in addition to these amounts and are expected to be substantial.

Cash Flows

        Operating activities provided $22.2 million for the three months ended June 30, 2008, compared with $27.8 million for the three months ended June 30, 2007. This decline in cash flows from operating activities was driven primarily by a decrease in average AUM from $30.1 billion for the three months ended June 30, 2007, to $20.4 billion for the three months ended June 30, 2008, which negatively impacted total revenues.

        For the six months ended June 30, 2008, operating activities provided $32.3 million, compared with $21.6 million for the six months ended June 30, 2007. This change is due primarily to the fact that beginning on March 31, 2007, the effective date of the amendment of the operating company's Operating Agreement to eliminate its obligation to redeem a member's units therein under any circumstance, as well as the acceleration of the vesting of all compensatory units then subject to vesting, distributions on all membership units are classified as financing activities in our consolidated statements of cash flows. As a result of this reclassification, net cash provided by operating activities has increased, and net cash provided by financing activities has decreased beginning on March 31, 2007.

        Investing activities consist primarily of investments in affiliates and other investment partnerships, as well as capital expenditures. Investing activities were not material for the three and six months ended June 30, 2008, respectively. Investing activities used $1.4 million for the three and six months ended June 30, 2007, respectively. This change was driven primarily by capital expenditures associated with the build-out of additional space in our New York office.

        Financing activities consist primarily of contributions from members and contributions from, and distributions to, non-controlling interests. Financing activities used $21.0 million for the three months ended June 30, 2008, compared with $40.5 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, financing activities used $22.3 million, compared to $41.1 million for the six months ended June 30, 2007. The decrease in cash used in financing activities is due primarily to the fact that the amendment to the Operating Agreement of our operating company, as explained above, reclassifies distributions on all membership units as financing activities in our consolidated statements of cash flows.

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

Income Taxes

        We are a "C" corporation under the Internal Revenue Code, and thus liable for federal, state and local taxes on the income derived from our economic interest in our operating company. The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. Our operating company has not made a provision for federal or state income taxes because it is the responsibility of each of the operating company's members (including us) to separately report their proportionate share of the operating company's taxable income or loss. Similarly, the income of our consolidated investment partnerships is not subject to income taxes, as such income is allocated to each partnership's individual partners. The operating company has made a provision for New York City UBT.

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

Recently Issued Accounting Pronouncements

        We adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"), on January 1, 2008. Our fair value measurements relate to our interest rate swap, as well as our investments in marketable securities and securities sold short, which are primarily exchange-traded securities with quoted prices in active markets. The fair value measurements of the securities have been classified as Level 1. The fair value measurement of the interest rate swap has been classified as Level 2, based upon the market prices for interest rate swaps with similar provisions and forward interest rate curves.

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

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("FAS 141R") which replaces Statement of Financial Accounting Standards No. 141, Business Combinations. FAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. FAS 141R is effective for us on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Early adoption is not allowed. We are in the process of assessing the impact of this standard on the consolidated financial statements of the Company.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("FAS 160"). FAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require non-controlling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. FAS 160 is effective for us on January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. We are in the process of assessing the impact of this standard on the consolidated financial statements of the Company.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities ("FAS 161"). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are in the process of assessing the impact of this standard on the consolidated financial statements of the Company.

        In June 2008, the FASB issued EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". The EITF release states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. EITF 03-6-1 will not apply to the Company.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. All of our revenue for the three and six months ended June 30, 2008 was derived from advisory fees, which are typically based on the market value of AUM. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

        We are also subject to market risk due to a decline in the prices of our investments in affiliates and the value of the holdings of our Consolidated Subsidiaries, both of which consist primarily of marketable securities. At June 30, 2008, the fair value of these assets was $29.8 million. Assuming a 10% increase or decrease, the fair value would have increased or decreased by $3.0 million at June 30, 2008.

Interest Rate Risk

        The amounts that our operating company borrowed pursuant to the three-year term loan agreement described above, and any amounts our operating company borrows under the amended $5.0 million revolving credit facility, will accrue interest at variable rates. The operating company entered into an equivalent interest rate swap agreement that commences on July 23, 2008. The swap, which expires on the same date as the operating company's three-year term loan agreement, obligates us to pay a 2.825% fixed rate of interest on the notional amount and requires the counterparty to pay us a floating interest rate based on the monthly LIBOR interest rate. The 1.50% spread on the term loan is in addition to these amounts, resulting in an aggregate annualized fixed payment of 4.325% of the notional amount for the term of the swap agreement. Interest rate changes may, therefore, affect the amount of our interest payments related to any potential differential between the notional amount of the interest rate swap and amounts outstanding under the term loan agreement, as well as any amounts borrowed under the revolving credit agreement. Such changes would correspondingly affect our future earnings and cash flows. Based on the consolidated debt obligations that we have as of June 30, 2008, we believe that our cash flow hedge would be unaffected in the event that interest rates were to increase by one percentage point.

Item 4T.    Controls and Procedures.

        During the course of their review of our consolidated financial statements as of June 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There was no change in our internal control over financial reporting that occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

        There are no material changes from the risk factors set forth in Part 1, Item 1A of the Company's 2007 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Annual Meeting of Stockholders of the Company was held in New York, New York on May 20, 2008. At that meeting, the stockholders considered and acted upon the following proposals:

         Proposal 1: Election of Directors.    By the vote reflected below, the stockholders elected the following individuals as directors to hold office until the 2009 Annual Meeting of Stockholders of the Company:

Director	Class A Shares "For"	Class B Shares "For"	Class A Shares "Withheld"	Class B Shares "Withheld"
Richard S. Pzena	4,073,869	57,950,910	61,242	0
Steven M. Galbraith	4,074,150	57,950,910	60,961	0
Joel M. Greenblatt	4,073,769	57,950,910	61,342	0
Richard P. Meyerowich	4,074,250	57,950,910	60,861	0
Myron E. Ullman, III	4,074,350	57,950,910	60,761	0

         Proposal 2: Ratification of Independent Auditors.    The stockholders voted to ratify the appointment of Ernst & Young LLP as independent auditors for the Company for its fiscal year ending December 31, 2008. Voting was as follows:

	FOR	AGAINST	ABSTAIN
Class A common stock	4,081,475	7,805	45,830
Class B common stock	57,950,910	0	0

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

Exhibit	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2008

PZENA INVESTMENT MANAGEMENT, INC.
By:	/s/ RICHARD S. PZENA Name: Richard S. Pzena Title: Chief Executive Officer
By:	/s/ WAYNE A. PALLADINO Name: Wayne A. Palladino Title: Chief Financial Officer

QuickLinks

PZENA INVESTMENT MANAGEMENT, INC. FORM 10-Q TABLE OF CONTENTS
EXPLANATORY NOTE
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
PZENA INVESTMENT MANAGEMENT, INC. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except share and per-share amounts)
PZENA INVESTMENT MANAGEMENT, INC. (Prior to October 30, 2007—Pzena Investment Management, LLC) UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per-share amounts)
PZENA INVESTMENT MANAGEMENT, INC. (Prior to October 30, 2007—Pzena Investment Management, LLC) UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
PZENA INVESTMENT MANAGEMENT, INC. (Prior to October 30, 2007, Pzena Investment Management, LLC) Unaudited Notes to the Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4T. Controls and Procedures.
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES