Form 10-Q
period 2008-09-30
Pzena Investment Management, Inc.
filed 2008-11-13
CIK 1399249

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of November 13, 2008 there were 6,123,494 outstanding shares of the registrant's Class A common stock, par value $0.01 per share.

        As of November 13, 2008 there were 57,950,910 outstanding shares of the registrant's Class B common stock, par value $0.000001 per share.

 PZENA INVESTMENT MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION		1
Item 1.	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc. as of September 30, 2008 (unaudited) and December 31, 2007	1
	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2008 and September 30, 2007	2
	Consolidated Statements of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2008 and September 30, 2007	3
	Consolidated Statements of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Nine Months Ended September 30, 2008 and September 30, 2007	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4T.	Controls and Procedures	47
PART II — OTHER INFORMATION		48
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3.	Defaults Upon Senior Securities	64
Item 4.	Submission of Matters to a Vote of Security Holders	64
Item 5.	Other Information	65
Item 6.	Exhibits	65

 EXPLANATORY NOTE

        On October 30, 2007, Pzena Investment Management, Inc. (the "Company") consummated an initial public offering of 6,100,000 shares of its Class A common stock in which it received net proceeds of approximately $98.9 million that it used to purchase 6,100,000 membership units of Pzena Investment Management, LLC, representing 9.5% of the then outstanding membership units of Pzena Investment Management, LLC. Concurrently with the consummation of this initial public offering, (i) the operating agreement of Pzena Investment Management, LLC (the "Operating Agreement") was amended and restated such that, among other things, the Company became the sole managing member of Pzena Investment Management, LLC and (ii) related reorganization transactions were consummated. Accordingly, as of and subsequent to October 30, 2007, (i) the Company will consolidate the financial results of Pzena Investment Management, LLC with its own and reflect the remaining membership interest in Pzena Investment Management, LLC as a non-controlling interest in its consolidated financial statements, and (ii) the Company's income will be generated by its economic interest in Pzena Investment Management, LLC's net income. As of September 30, 2008, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.6% and 90.4%, respectively, of the economic interests in the operations of the business. Therefore, this Quarterly Report on Form 10-Q presents the following financial statements:

  1)
  the consolidated statements of operations and the consolidated statements of cash flows of the Company for the three and nine months ended September 30, 2008; the consolidated statement of changes in equity of the Company for the nine months ended September 30, 2008; and the consolidated statements of financial condition of the Company as of September 30, 2008 and December 31, 2007; and

  2)
  the consolidated statements of operations and the consolidated statements of cash flows of Pzena Investment Management, LLC for the three and nine months ended September 30, 2007; and the consolidated statement of changes in equity of Pzena Investment Management LLC for the nine months ended September 30, 2007.

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

        Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, "Risk Factors" in Part II of this Quarterly Report on Form 10-Q. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly revise any forward-looking statements to

ii

reflect circumstances or events after the date of this Quarterly Report on Form 10-Q, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

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

iii

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and Cash Equivalents	$31,760	$27,184
Due from Broker	31	268
Advisory Fees Receivable	20,612	26,061
Investments in Marketable Securities, at Fair Value	30,940	27,465
Receivable from Related Parties	406	351
Other Receivables	325	1,040
Prepaid Expenses and Other Assets	1,028	881
Deferred Tax Assets	3,840	68,233
Property and Equipment, Net of Accumulated Depreciation of $1,780 and $1,412, respectively	2,954	3,163

TOTAL ASSETS	$91,896	$154,646

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$15,173	$8,542
Securities Sold Short, at Fair Value	3,393	1,028
Due to Broker	5,300	4,101
Dividends Payable	306	7,045
Debt	47,000	60,000
Liability to Selling Shareholders	4,650	58,391
Other Liabilities	1,431	1,105

TOTAL LIABILITIES	77,253	140,212
Non-Controlling Interests	16,161	16,355
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 6,123,494 and 6,111,118 Shares Issued and Outstanding in 2008 and 2007, respectively)	61	61
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 57,950,910 and 57,937,910 Shares Issued and Outstanding in 2008 and 2007, respectively)	—	—
Additional Paid-In Capital	7,123	(2,043)
Retained Earnings	(8,702)	61

TOTAL EQUITY	(1,518)	(1,921)

TOTAL LIABILITIES AND EQUITY	$91,896	$154,646

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE	$25,072	$40,217	$83,389	$112,355

EXPENSES
Compensation and Benefits Expense	8,160	8,807	25,773	121,213
General and Administrative Expenses	2,626	2,958	8,321	7,587

TOTAL OPERATING EXPENSES	10,786	11,765	34,094	128,800

Operating Income/(Loss)	14,286	28,452	49,295	(16,445)

OTHER INCOME/(EXPENSE)
Interest Income	256	389	682	954
Interest Expense	(777)	(798)	(2,814)	(798)
Dividend Income, Net	217	187	828	458
Realized and Unrealized Loss, Net on Marketable Securities and Securities Sold Short	(4,075)	(1,218)	(10,955)	(263)
Equity in Loss of Affiliates	—	(148)	—	(3)
Other	53,704	(33)	53,716	(8)

Total Other Income/(Expense)	49,325	(1,621)	41,457	340
Income/(Loss) Before Income Taxes and Non-Controlling Interests	63,611	26,831	90,752	(16,105)
Provision for Income Taxes	63,964	1,269	66,962	3,876
Non-Controlling Interests	8,357	(711)	30,900	(74)

Income/(Loss) Before Interest on Mandatorily Redeemable Units	(8,710)	26,273	(7,110)	(19,907)
Interest on Mandatorily Redeemable Units	—	—	—	16,575

Net Income/(Loss)	$(8,710)	$26,273	$(7,110)	$(36,482)

Net Loss for Basic Earnings per Share	$(8,710)		$(7,110)
Basic Earnings per Share	$(1.42)		$(1.16)
Basic Weighted Average Shares Outstanding	6,123,494		6,122,229
Net Loss for Diluted Earnings per Share	$(8,710)		$(7,110)
Diluted Earnings per Share	$(1.42)		$(1.16)
Diluted Weighted Average Shares Outstanding	6,123,494		6,122,229

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
OPERATING ACTIVITIES
Net Income/(Loss)	$(8,710)	$26,273	$(7,110)	$(36,482)
Adjustments to Reconcile Net Income/(Loss) to Cash
Provided by Operating Activities:
Depreciation	135	109	368	267
Non-Cash Compensation	272	—	905	82,887
Non-Cash Interest on Mandatorily Redeemable Units	—		—	(2,420)
Director Share Grant	—	—	140	—
Realized and Unrealized Loss, Net on Marketable Securities and Securities Sold Short	4,075	1,219	10,955	264
Non-Controlling Interests	8,357	(711)	30,900	(74)
Equity in Losses of Affiliates	—	148	—	3
Write-down of Liability to Selling Shareholders	(53,337)	—	(53,337)	—
Deferred Income Taxes	63,165	(48)	64,229	(42)
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(115)	(377)	5,449	(1,214)
Due from Broker	58	114	237	852
Restricted Cash	—	(23)	—	(60)
Prepaid Expenses and Other Assets	(588)	(1,086)	569	(2,238)
Due to Broker	1,844	(42)	1,199	(2,740)
Accrued Expenses, Accounts Payable and Other Liabilities	2,969	6,082	6,253	14,332
Purchases of Marketable Securities and
Securities Sold Short	(5,990)	(10,704)	(28,133)	(20,209)
Proceeds from Sale of Marketable Securities and
Securities Sold Short	4,211	3,608	16,067	13,051

Net Cash Provided by Operating Activities	16,346	24,562	48,691	46,177
INVESTING ACTIVITIES
Receivable from Related Parties	(87)	7	(55)	83
Purchases of Property and Equipment	(76)	(81)	(160)	(1,535)

Net Cash Used in Investing Activities	(163)	(74)	(215)	(1,452)
FINANCING ACTIVITIES
Contributions from Members for Option Exercise	—	—	—	3,609
Contributions from Non-Controlling Interests	149	9,750	7,082	11,971
Contribution from Shareholder	172	—	172	—
Distributions to Non-Controlling Interests	(83)	(5,612)	(1,178)	(7,679)
Debt Proceeds	—	60,000	—	60,000
Debt Repayment	(10,000)	—	(13,000)	—
Dividends	(674)	—	(2,018)	—
Distributions to Members	(11,194)	(68,546)	(34,958)	(113,455)

Net Cash Used in Financing Activities	(21,630)	(4,408)	(43,900)	(45,554)

NET CHANGE IN CASH	$(5,447)	$20,080	$4,576	$(829)

CASH AND CASH EQUIVALENTS—Beginning of Period	$37,207	$10,011	$27,184	$30,920
Net Change in Cash	(5,447)	20,080	4,576	(829)

CASH AND CASH EQUIVALENTS—End of Period	$31,760	$30,091	$31,760	$30,091

Supplementary Cash Flow Information:
Interest Paid:
On Mandatorily Redeemable Units	$—	$—	$—	$18,995

Other	$1,450	$61	$3,464	$61

Income Taxes Paid	$805	$1,388	$3,847	$4,038

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Capital Units	Shares of Class A Common Stock	Shares of Class B Common Stock	Members' Capital	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Excess of Liabilities Over Assets	Total
Balance at December 31, 2007	—	6,111,118	57,937,910	$—	$61	$(2,043)	$61	$—	$(1,921)
Issuance of Class A Common Stock	—	12,376	—	—	—	11	—	—	11
Issuance of Class B Common Stock	—	—	13,000	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	(7,110)	—	(7,110)
Capital Contribution	—	—	—	—	—	172	—	—	172
Amortization of Deferred Compensation	—	—	—	—	—	42	—	—	42
Equity Effect of Operating Company Net Deficit on Non-Controlling Interests	—	—	—	—	—	8,941	—	—	8,941
Class A Cash Dividends Paid ($0.22 per share)	—	—	—	—	—	—	(1,347)		(1,347)
Class A Cash Dividends Declared ($0.05 per share)	—	—	—	—	—	—	(306)	—	(306)

Balance at September 30, 2008	—	6,123,494	57,950,910	$—	$61	$7,123	$(8,702)	$—	$(1,518)

Balance at December 31, 2006	—	—	—	$—	$—	$—	$—	$(729,966)	$(729,966)
Net Loss Before Interest on Mandatorily Redeemable Units	—	—	—	—	—	—	—	(36,482)	(36,482)
Interest on Mandatorily Redeemable Units	—	—	—	—	—	—	—	—	—
Amortization of Deferred Compensation	—	—	—	—	—	—	—	1,950	1,950
Reclassification of Liabilities to Capital Units	63,778,720	—	—	875,096	—	—	(816,140)	816,140	875,096
Unit Forfeiture	(7,500)	—	—	—	—	—	—	—	—
Option Excerise	266,690	—	—	3,609	—	—	—	—	3,609
Distribution to Members	—	—	—	(113,455)	—	—	—	—	(113,455)

Balance at September 30, 2007	64,037,910	—	—	$765,250	$—	$—	$(816,140)	$51,642	$752

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

        Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of September 30, 2008, the Company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and international capital markets.

        The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following private investment partnerships as of September 30, 2008:

Entity	Type of Entity (Date of Formation)	Ownership at September 30, 2008
Pzena Large Cap Value Fund	Massachusetts Trust (11/1/2002)	99.6%
Pzena Large Cap Value Fund II	Massachusetts Trust (8/1/2006)	99.9%
Pzena International Value Service	Delaware Limited Liability Company (12/22/2003)	2.2%
Pzena Global Value Service	Delaware Limited Liability Company (12/22/2003)	0.5%
Pzena Mega Cap Value Fund	Massachusetts Trust (2/23/2007)	99.9%
Pzena Value Partners	Limited Partnership (1/22/2008)	16.7%
Pzena Emerging Markets Country Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%
Pzena Emerging Markets Focused Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%

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

        Non-controlling interests in the operations of the Company's consolidated subsidiaries are comprised of the following:

	For the Three Months Ended September 30,
	2008	2007
	(in thousands)
Non-Controlling Interest of Pzena Investment Management, LLC	$10,785	$—
Non-Controlling Interest in Consolidated Subsidiaries	(2,428)	(711)

Non-Controlling Interests	$8,357	$(711)

	For the Nine Months Ended September 30,
	2008	2007
	(in thousands)
Non-Controlling Interest of Pzena Investment Management, LLC	$36,997	$—
Non-Controlling Interest in Consolidated Subsidiaries	(6,097)	(74)

Non-Controlling Interests	$30,900	$(74)

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

        As discussed further in Note 15, the Company did not initially record a non-controlling interest associated with the acquisition of its operating company, as the post offering net equity of the operating company was less than zero. Pursuant to the guidance in Emerging Issues Task Force Issue No. 95-7, Implementation Issues Related to the Treatment of Minority Interest in Certain Real Estate Trusts ("EITF 95-7"), an operating company non-controlling interest will be recorded when the initial deficit that existed at acquisition is extinguished.

        The Company acts as the investment manager for four trusts and one offshore investment company, each of which are considered variable-interest entities. All of these entities are vehicles through which the Company offers its Global Value and/or International Value strategies. The Company is not considered the primary beneficiary of any of these entities. Correspondingly, their results of operations and financial condition are not consolidated by the Company. The total net assets of these variable-interest entities were approximately $729.5 million and $902.8 million at September 30, 2008 and December 31, 2007, respectively. The Company is not exposed to losses as a result of its involvement with these entities because it has no direct investment in them.

        Investments in private investment partnerships in which the Company has a non-controlling interest and exercises significant influence are accounted for using the equity method. Such investments, if any, are reflected on the consolidated statements of financial condition as investments in affiliates and are recorded at the amount of capital reported by the respective private investment partnerships. Such capital accounts reflect the contributions paid to, distributions received from, and the equity earnings of, the private investment partnerships. The earnings of these private investment partnerships are included in equity in loss of affiliates in the consolidated statements of operations.

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

Revenue Recognition:

        Revenue, comprised of advisory fee income, is recognized over the period in which investment management services are provided. Advisory fee income includes management fees that are calculated based on percentages of assets under management, generally billed quarterly, either in arrears or advance, depending on their contractual terms. Advisory fee income also includes incentive fees that may be earned by the Company depending on the investment return of the assets under management. Incentive fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark. The Company's participation percentage in such return differentials is then multiplied by assets under management to determine the incentive fees earned. Returns are calculated on an annualized basis over the contract's measurement period, which may extend up to three years. Incentive fees are generally payable annually. Pursuant to the preferred accounting method under Emerging Issues Task Force Issue D-96, Accounting for Management Fees Based on a Formula ("EITF D-96"), such incentive fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved. The Company recognized no such incentive fees for the three and nine months ended September 30, 2008. No incentive fees were recorded for the three months ended September 30, 2007. For the nine months ended September 30, 2007, the Company recognized incentive fees of $0.4 million.

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

        Basic earnings per share is computed by dividing the Company's net income or loss by the weighted-average number of shares outstanding during the reporting period. Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding operating company membership units, as well as outstanding operating company options and phantom units, to the extent that they would have a dilutive effect on net income per share for the reporting period. Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company's effective tax rate. Should the additional assumed incremental units and/or income result in a reduction of a per share loss, the assumed effects of such a conversion are excluded from the calculation of diluted loss per share. For the three and nine months ended September 30, 2008, 57,950,910 operating company units, 954,310 options to purchase operating company units and 89,826 phantom operating company units were excluded from the calculation of diluted net loss per share, as their inclusion would have had an antidilutive effect for both periods.

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

        The Company's basic and diluted earnings per share, generated from its economic interest in the operating company, were determined as follows (in thousands, except for share and per-share amounts):

For the Three Months Ended September 30, 2008
Net Loss for Basic Earnings per Share	$(8,710)

Basic Weighted Average Shares Outstanding	6,123,494
Basic Earnings per Share	$(1.42)

Net Loss for Diluted Earnings per Share	$(8,710)

Diluted Weighted Average Shares Outstanding	6,123,494
Diluted Earnings per Share	$(1.42)

For the Nine Months Ended September 30, 2008
Net Loss for Basic Earnings per Share	$(7,110)

Basic Weighted Average Shares Outstanding	6,122,229
Basic Earnings per Share	$(1.16)

Net Loss for Diluted Earnings per Share	$(7,110)

Diluted Weighted Average Shares Outstanding	6,122,229
Diluted Earnings per Share	$(1.16)

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

        The Company adopted the provisions of Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("FAS 157"), on January 1, 2008. FAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels: (i) valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets (Level 1); (ii) valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured (Level 2); and (iii) valuation inputs are unobservable and significant to the fair value measurement (Level 3).

        The Company's fair value measurements relate to its interest rate swap, as well as its investments in marketable securities and securities sold short, which are primarily exchange-traded securities with quoted prices in active markets. The fair value measurement of the interest rate swap has been determined primarily based upon the market prices for interest rate swaps with similar provisions and the use of forward interest rate curves, and has been classified as Level 2. The fair value measurements of the securities have been classified as Level 1.

        The following table presents these instruments' fair value at September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3
Marketable Securities	$30,940	$—	$—
Securities Sold Short	(3,393)	—	—
Interest Rate Swap	—	315	—

Total Fair Value	$27,547	$315	$—

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

        The net realized gain or loss on sales of securities and securities sold short is determined on a specific identification basis and is included in realized and unrealized loss, net on marketable securities and securities sold short in the consolidated statements of operations.

Concentrations of Credit Risk:

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from brokers and advisory fees receivable. The

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

Company maintains its cash and temporary cash investments in bank deposits and other accounts whose balances, at times, exceed federally insured limits.

        The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions. For the three months ended September 30, 2008 and 2007, approximately 13.1% and 19.3%, respectively, of the Company's advisory fees were generated from an advisory agreement with one client. For the nine months ended September 30, 2008 and 2007, fees generated from this agreement comprised 14.4% and 21.6%, respectively, of the Company's total advisory fees. At September 30, 2008 and December 31, 2007, no allowance for doubtful accounts has been deemed necessary.

Financial Instruments:

        On February 28, 2008, the operating company entered into an interest rate swap agreement to manage its exposure to changes in interest rates associated with the credit agreement discussed in Note 10 (the "Credit Agreement"). The counterparty to this agreement is a major financial institution. The Company designated the interest rate swap agreement as a cash flow hedge of the Credit Agreement effective February 28, 2008. Pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities ("FAS 133"), the Company recorded the cash flow hedge at fair value as a component of prepaid expenses and other assets on the consolidated statement of financial condition. Additionally, the Company's pro rata share of the changes in the fair value of this agreement were recorded as a component of accumulated other comprehensive income.

        During the three months ended September 30, 2008, the Company changed the designation of its swap agreement from a cash flow hedge to a trading derivative. Accordingly, the Company reclassified the cumulative changes in fair value related to this swap from accumulated other comprehensive income to other income/(expense). In addition, the Company recorded all subsequent changes to the swap's fair value as a component of other income/(expense). For the three and nine months ended September 30, 2008, the Company recognized approximately $0.3 million in other income associated with these adjustments.

        At September 30, 2008, the approximate fair value of the swap agreement was $0.3 million.

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

        The Company and its consolidated subsidiaries account for all state, local and federal taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2008, the Company recorded a $62.7 million valuation allowance against the deferred tax asset recorded as part of the Company's initial public offering. At December 31, 2007, no such valuation allowances were deemed necessary. The income tax provision, or credit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Foreign Currency:

        Investment securities and other assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions.

        The Company does not isolate that portion of the results of its operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included in the net realized and unrealized loss, net on marketable securities and securities sold short in the consolidated statements of operations.

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

        In June 2008, the FASB issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("EITF 03-6-1"). The EITF release states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is in the process of assessing the impact of this standard on its consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 3—Property and Equipment

        Property and equipment, net, is comprised of the following:

	As of
	September 30, 2008	December 31, 2007
	(in thousands)
Computer Hardware	$906	$796
Computer Software	188	152
Furniture and Fixtures	1,161	1,156
Office Equipment	243	243
Leasehold Improvements	2,236	2,228

Total	4,734	4,575
Less: Accumulated Depreciation	(1,780)	(1,412)

Total	$2,954	$3,163

        Depreciation is included in general and administrative expenses and totaled $0.1 million for each of the three months ended September 30, 2008 and 2007, respectively. Such expenses totaled $0.4 million and $0.3 million for the nine months ended September 30, 2008 and 2007, respectively.

Note 4—Related Party Transactions

        For the three and nine months ended September 30, 2008, the Company earned $1.6 million and $5.3 million, respectively, in investment advisory fees from unconsolidated entities for which it acts as the investment manager. For the three and nine months ended September 30, 2007, such advisory fees totaled $2.1 million and $5.6 million, respectively.

        At September 30, 2008 and December 31, 2007, the Company had advanced $0.1 million to an international investment company for organization and start-up costs, which are included in receivable from related parties on the consolidated statements of financial condition. The Company is the sponsor and investment manager of this entity.

        At both September 30, 2008 and December 31, 2007, receivable from related parties included $0.1 million of loans to employees. These loans are in the form of forgivable promissory notes which are amortized through compensation expense pursuant to their terms.

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

        During the nine months ended September 30, 2008, a shareholder who held more than 10% of the Company's outstanding shares sold shares in transactions deemed to be short-swing sales. Under Section 16(b) of the Securities Exchange Act of 1934, the shareholder was required to disgorge to the

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 4—Related Party Transactions (Continued)

Company the $0.2 million in profits realized from these stock sales. The Company recognized these proceeds as a capital contribution from a shareholder and reflected a corresponding increase to additional paid-in capital in its consolidated statements of changes in equity. Proceeds from these transactions did not affect the Company's consolidated statements of operations.

Note 5—Investments in Affiliates

        The Company held an investment in, and acted as manager of, an unconsolidated investment partnership which was accounted for under the equity method. Summary financial information related to this entity is as follows:

	PAI Hedged Value Fund, LLC
	For the Three Months Ended September 30,
	2008	2007
	(in thousands)
Net Investment Income/(Loss)	$—	$10
Net Realized and Unrealized Loss	—	(547)

Net Income (Loss)	$—	$(537)

Company's Equity in Income (Loss)	$—	$(148)

Ownership Percentage	0%	28%

	PAI Hedged Value Fund, LLC
	For the Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net Investment Income (Loss)	$—	$1
Net Realized and Unrealized Income (Loss)	—	(49)

Net Income (Loss)	$—	$(48)

Company's Equity in Income (Loss)	$—	$(3)

Ownership Percentage	0%	28%

        In the fourth quarter of 2007, the decision was made to dissolve the PAI Hedged Value Fund, LLC. This entity was consolidated beginning October 1, 2007, the effective date of the withdrawal of the external joint venture partner, until it was fully liquidated on December 28, 2007.

Note 6—Commitments and Contingencies

        In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants. In certain cases, the Company may have recourse against third parties with respect to these indemnities. The Company

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 6—Commitments and Contingencies (Continued)

maintains insurance policies that may provide coverage against certain claims under these indemnities. FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"), providing accounting and disclosure requirements for certain guarantees. The Company has had no claims or payments pursuant to these agreements, and it believes the likelihood of a claim being made is remote. Utilizing the methodology in FIN 45, the Company's estimate of the value of such guarantees is de minimis, and, therefore, an accrual has not been made in the consolidated financial statements.

        The Company may be subject to various legal and administrative proceedings in the normal course of business. On November 21, 2007 and January 16, 2008, substantively identical putative class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and Richard S. Pzena, the Company's chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended. The Court consolidated the lawsuits and appointed co-lead plaintiffs, who filed a consolidated amended complaint. The consolidated amended complaint names as defendants the Company, Richard S. Pzena, and two of the underwriters of the Company's initial public offering, Goldman Sachs & Co., Inc. and UBS Securities LLC. Plaintiffs seek to represent a class of all persons who purchased or otherwise acquired Class A common stock issued pursuant or traceable to the Company's initial public offering. The consolidated amended complaint alleges that the registration statement and prospectus relating to the initial public offering of the Company's Class A common stock contained material misstatements and omissions and wrongfully failed to disclose net redemptions in the John Hancock Classic Value Fund, for which the Company acts as sub-investment advisor. The consolidated amended complaint seeks damages in an unspecified amount including rescission or rescissory damages. The Court granted Company's motion to dismiss the consolidated amended complaint and, on September 4, 2008, the Court entered a judgment in favor of the Company. Plaintiffs have filed a Notice of Appeal of the Court's judgment to the United States Court of Appeals for the Second Circuit. The Company believes that the allegations and claims are without merit and will continue to contest these claims vigorously.

        The Company leases office space under a non-cancelable operating lease agreement which expires on October 31, 2015. The Company reflects lease expense over the lease term on a straight-line basis. In early 2007, the Company agreed to lease additional office space at the Company's headquarters at 120 West 45th Street, New York, New York. The Company took possession of this space on March 1, 2007. The new lease is co-terminous with the Company's existing lease.

        Lease expenses were $0.5 million for each of the three months ended September 30, 2008 and 2007. Such expenses totaled $1.5 million and $1.2 million, for the nine months ended September 30, 2008 and 2007, respectively.

Note 7—Retirement Plan

        The Company maintains a defined contribution pension plan which covers substantially all members and employees. The Company may make contributions to the plan at the discretion of management. Under the terms of the plan, all such contributions vest immediately. The Company recognized $0.4 million in expense associated with this plan for each of the three months ended September 30, 2008 and 2007. Such expenses totaled $1.4 million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively. These expenses are included in compensation and benefits expense in the consolidated statements of operations.

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

        Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended September 30,
	2008	2007
	(in thousands)
Cash Compensation and Other Benefits	$7,888	$8,807
Distributions on Compensatory Units	—	—
Change in Redemption Value of Compensatory Units	—	—
Acceleration of Vesting of Compensatory Units	—	—
Other Non-Cash Compensation	272	—

Total Compensation and Benefits Expense	$8,160	$8,807

	For the Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash Compensation and Other Benefits	$24,868	$26,239
Distributions on Compensatory Units	—	12,087
Change in Redemption Value of Compensatory Units	—	15,969
Acceleration of Vesting of Compensatory Units	—	64,968
Other Non-Cash Compensation	905	1,950

Total Compensation and Benefits Expense	$25,773	$121,213

        Distributions on compensatory units included cash distributions paid on, as well as the net increase or decrease in undistributed earnings attributable to, compensatory units.

        As of March 31, 2007, the effective date of the amendment to the Operating Agreement to eliminate the operating company's obligation to redeem units under any circumstance, the unit-based compensation awards previously categorized as liabilities were reclassified as equity. Further, as of March 31, 2007, the operating company accelerated the vesting of all compensatory units then subject to vesting. Subsequent to this date, distributions on these units have not been considered a component of compensation and benefits expense but are instead recorded as a direct reduction of members' capital.

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

        For the three months ended September 30, 2008 and 2007, the operating company granted no options to purchase units pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan. For the nine months ended September 30, 2008 and 2007, the operating company granted 446,000 and 645,000 such options, respectively. The options had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance. The Company determined that the total grant-date fair value of the options awarded during the nine months ended September 30, 2008 and 2007 was approximately $1.2 million and $2.0 million, respectively. For the three and nine months ended September 30, 2008, the Company recognized approximately $0.1 million and $0.2 million, respectively, in compensation and benefits expense associated with the amortization of the awards. For each of the three and nine months ended September 30, 2007, such amortization was approximately $2.0 million.

        Pursuant to the operating company's bonus plan, which became effective January 1, 2007, eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred. Amounts deferred may be credited to an investment account or take the form of phantom Class B units, at the employee's discretion, and vest ratably over four years commencing January 1, 2008. At September 30, 2008, the liability associated with such investment accounts was approximately $0.5 million, and has been included as a component of other liabilities on the consolidated statement of financial condition. For the three and nine months ended September 30, 2008, the Company recognized approximately $0.2 and $0.7 million, respectively, in compensation and benefits expense associated with the amortization of deferred compensation awards.

Note 9—Short Term Borrowings

        Simultaneously with the Credit Agreement described below, on July 23, 2007, the operating company obtained a $20.0 million revolving credit facility, expiring on July 23, 2010, in order to finance its short term working capital needs. This facility carries a commitment fee of 0.2% on any unused amounts, and the Company's approximately $1.8 million letter of credit reduces the amounts otherwise available to be used. On February 11, 2008, the operating company entered into Amendment No. 1 to its Credit Agreement. The amendment changed a number of Credit Agreement provisions, including reducing the capacity of the revolving credit facility from $20.0 million to $5.0 million. On September 19, 2008, the operating company entered into Amendment No. 2 to its Credit Agreement. The amendment reduced the capacity of the revolving credit facility from $5.0 million to $3.0 million

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 9—Short Term Borrowings (Continued)

and extended its maturity to July 23, 2011. As of and for the period ended September 30, 2008, and as of December 31, 2007, no balance was outstanding against the facility.

Note 10—Debt

        On July 23, 2007, the operating company entered into a $60.0 million, three-year Credit Agreement, the proceeds of which were used to finance a one-time distribution to its members. The principal amount borrowed bore interest at a variable rate based, at the Company's option, on (i) the one, two, three, nine or twelve-month LIBOR rate plus 1.00%, or (ii) the higher of the lender's prime rate and the Federal Funds Rate. The principal amount was payable in full at the end of the three-year term, with no penalty for prepayment. Approximately $0.1 million in debt issuance costs were incurred in association with this loan. Such costs have been recorded in prepaid expenses and other assets on the consolidated statements of financial condition and are being amortized over the term of the loan.

        On February 11, 2008, the operating company entered into Amendment No. 1 to the Credit Agreement. The agreement, as amended, required the operating company to maintain assets under management of at least $15.0 billion and generate consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, of at least $40.0 million in any consecutive four fiscal quarterly periods. Pursuant to the terms of the amended agreement, term loan amortization was required beginning in any period when assets under management were less than $20.0 billion and ending when assets under management was greater than $21.5 billion. Further, a 50% excess cash flow sweep was required if assets under management were below $17.5 billion. Additionally, the LIBOR interest rate option was increased to LIBOR plus 1.50%. For the period from February 11, 2008 through July 23, 2008, the interest rate in effect was 6.91%, which was equal to the twelve-month LIBOR rate in effect at the time of the closing of the agreement of 5.41%, plus 1.50%. During the three months ended June 30, 2008, the Company's assets under management fell below $20 billion. On June 30, 2008, the Company made a required amortization payment of $3.0 million.

        On September 19, 2008, the operating company entered into Amendment No. 2 to its Credit Agreement. The agreement, as amended, requires the operating company to maintain assets under management of at least $12.0 billion and to make minimum quarterly amortization payments of $2.0 million until maturity, which was extended to July 23, 2011. Additionally, the LIBOR interest rate option was increased to LIBOR plus 1.75% and the EBITDA financial covenant stipulated in Amendment No. 1 was eliminated. The excess cash flow sweep was also increased to 75% of excess cash flow. On September 22, 2008, the Company made a required amortization payment of $5.0 million as a condition precedent to the effectiveness of this amendment. On September 30, 2008, the Company made a quarterly amortization payment of $5.0 million.

Note 11—Interest Rate Swap

        The Company manages its exposure to changes in market rates of interest. The Company's use of derivative instruments is limited to an interest rate swap used to manage the interest rate exposure related to its Credit Agreement. The Company monitors its position and the credit rating of the counterparty and does not anticipate non-performance by such counterparty.

        On February 28, 2008, the operating company entered into a $60.0 million notional amount interest rate swap agreement that commenced on July 23, 2008. The swap, which expires July 23, 2010,

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 11—Interest Rate Swap (Continued)

obligates the operating company to pay a 2.825% fixed rate of interest on the notional amount and requires the counterparty to pay the operating company a floating interest rate based on the monthly LIBOR interest rate. The spread on the Credit Agreement is in addition to these amounts.

        Concurrently with the amortization of the Credit Agreement described above, the Company executed a $13.0 million reduction in the notional amount of its interest rate swap. The proceeds received from the counterparty in exchange for these reductions were less than $0.1 million for both the three and nine months ended September 30, 2008.

        During the three months ended September 30, 2008, the Company changed the designation of its swap agreement from a cash flow hedge to a trading derivative. Accordingly, the Company reclassified the cumulative changes in fair value related to this swap from accumulated other comprehensive income to other income/(expense). Additionally, the Company recorded all subsequent changes to the swap's fair value as a component of other income/(expense). For the three and nine months ended September 30, 2008, the Company recognized approximately $0.3 million in other income associated with these adjustments.

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

	For the Three Months Ended September 30,
	2008	2007
	(in thousands)
Current Provision:
Unincorporated Business Taxes	$824	$1,317
Local Corporate Tax	(3)	—
State Corporate Tax	(2)	—
Federal Corporate Tax	(20)	—

Total Current Provision	$799	$1,317

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 12—Income Taxes (Continued)

	For the Three Months Ended September 30,
	2008	2007
	(in thousands)
Deferred Provision:
Unincorporated Business Taxes	$(55)	$(48)
Local Corporate Tax	50	—
State Corporate Tax	116	—
Federal Corporate Tax	334	—

Total Deferred Provision	$445	$(48)

Deferred Income Tax Valuation Allowance	62,720	—

Total Provision for Income Taxes	$63,964	$1,269

	For the Nine Months Ended September 30,
	2008	2007
	(in thousands)
Current Provision:
Unincorporated Business Taxes	$2,758	$3,918
Local Corporate Tax	(3)	—
State Corporate Tax	(2)	—
Federal Corporate Tax	(20)	—

Total Current Provision	$2,733	$3,918

Deferred Provision:
Unincorporated Business Taxes	$(164)	$(42)
Local Corporate Tax	176	—
State Corporate Tax	338	—
Federal Corporate Tax	1,159	—

Total Deferred Provision	$1,509	$(42)

Deferred Income Tax Valuation Allowance	62,720	—

Total Provision for Income Taxes	$66,962	$3,876

        Prior to October 30, 2007, the operating company was a cash basis taxpayer. As the result of the Company's acquisition of membership units in conjunction with the offering, the operating company was required to become an accrual basis taxpayer. Pursuant to Section 481 of the Internal Revenue Code, the cumulative difference between the two methods of taxpaying are amortizable over four years. These differences generated approximately $0.5 and $0.7 million in deferred tax liabilities as of September 30, 2008 and December 31, 2007, respectively. Such amounts are recorded in other liabilities in the consolidated statements of financial condition.

        The acquisition of the operating company membership units noted above has allowed the Company to make an election under Section 754 of the Internal Revenue Code to step up its tax basis

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 12—Income Taxes (Continued)

in the net assets acquired. This step up is deductible for tax purposes over a 15-year period. Based on the net proceeds of the offering and tax basis of the operating company as of October 30, 2007, this election gave rise to a deferred tax asset of approximately $68.7 million. Pursuant to a Tax Receivable Agreement signed between the members of the operating company and the Company, 85% of the cash savings generated by this election will be distributed to the selling shareholders upon this benefit's realization.

        At September 30, 2008, the Company evaluated the asset associated with this election and determined that, after weighing both positive and negative evidence, a portion of its benefits were more likely than not to go unrealized due to estimates of future taxable income. Correspondingly, the Company established a $62.7 million valuation allowance to reduce the net deferred tax asset to an amount more likely than not to be realized. This deferred tax asset remains available to the Company and can be used to reduce taxable income in future years. The Company similarly reduced the associated liability to selling shareholders to reflect this change in the estimated realization of the asset. The Company recorded an approximate $53.3 million credit to other income associated with the reduction in the liability to selling shareholders on September 30, 2008.

        As of September 30, 2008 and December 31, 2007, the net value of this deferred tax asset was approximately $3.8 million and $68.2 million, respectively. As of September 30, 2008 and December 31, 2007, the liability to selling shareholders was approximately $4.7 million and $58.4 million, respectively.

        For the three and nine months ended September 30, 2008, the Company's income, derived solely from its economic interest in its operating company, was determined as follows:

For the Three Months Ended September 30, 2008
(in thousands)
Income Before Taxes and Non-Controlling Interests	$63,611
Unincorporated Business Taxes	(769)
Non-Controlling Interests	(8,357)

Income Before Corporate Income Taxes	$54,485

For the Nine Months Ended September 30, 2008
(in thousands)
Income Before Taxes and Non-Controlling Interests	$90,752
Unincorporated Business Taxes	(2,594)
Non-Controlling Interests	(30,900)

Income Before Corporate Income Taxes	$57,258

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 12—Income Taxes (Continued)

        In September 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements. It is the Company's policy to recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. For the three and nine months ended September 30, 2008 and 2007, no such expenses were recognized, and as of September 30, 2008 and December 31, 2007, no accruals were recorded.

        The Company and the operating company are generally no longer subject to U.S federal, or state and local income tax examinations by tax authorities for any year prior to 2004. All tax years subsequent to this date are considered open and subject to examination by tax authorities.

Note 13—Investments in Marketable Securities

        Investments in marketable securities and securities sold short consisted of the following at September 30, 2008:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equities	$42,055	$(11,115)	$30,940

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities Sold Short	$4,335	$(942)	$3,393

        Investments in marketable securities and securities sold short consisted of the following at December 31, 2007:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equities	$28,738	$(1,273)	$27,465

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities Sold Short	$1,047	$(19)	$1,028

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

        Compensation and benefits expense associated with the operating company's compensatory units is comprised of the following:

	For the Three Months Ended September 30,
	2008	2007
	(in thousands)
Distributions on Compensatory Units	$—	$—
Change in Redemption Value of Compensatory Units	—	—
Acceleration of Vesting of Compensatory Units	—	—
Other Non-Cash Compensation	272	—

Total Compensation and Benefits Expense	$272	$—

	For the Nine Months Ended September 30,
	2008	2007
	(in thousands)
Distributions on Compensatory Units	$—	$12,087
Change in Redemption Value of Compensatory Units	—	15,969
Acceleration of Vesting of Compensatory Units	—	64,968
Other Non-Cash Compensation	905	1,950

Total Compensation and Benefits Expense	$905	$94,974

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 14—Members' Equity Interests of Operating Company (Continued)

        For the three months ended September 30, 2008 and 2007, the operating company granted no options to purchase units pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan. For the nine months ended September 30, 2008 and 2007, the Company granted 446,000 and 645,000 such options, respectively. The options had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance. The Company determined that the total grant-date fair value of the options awarded during the nine months ended September 30, 2008 and 2007 was approximately $1.2 million and $2.0 million, respectively, using the Black-Scholes option pricing model. The weighted-average grant date fair values for options issued during the nine months ended September 30, 2008 and 2007 were $2.64 and $3.02, respectively.

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

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 15—Shareholders' Equity (Continued)

        On October 30, 2007, the Company consummated an initial public offering of 6,100,000 shares of its Class A common stock, par value $0.01 per share, for net proceeds of approximately $98.9 million, after payment of underwriting discounts and estimated offering expenses. These net proceeds were used to purchase 6,100,000 membership units of the operating company, representing 9.5% of its then outstanding membership units, from its two outside investors and one former employee. Concurrently with the consummation of the Company's initial public offering, the Operating Agreement of the operating company was amended and restated such that, among other things, (i) the Company became the sole managing member of the operating company, (ii) the 6,100,000 membership units of the operating company that the Company acquired were reclassified as Class A units of the operating company, (iii) an additional 11,118 Class A units were issued to the Company in respect of its issuance of 11,112 shares of Class A common stock to certain directors of the Company on October 30, 2007, and contribution of the $100 initial investment the Company received in exchange for issuance of six shares of Class A common stock on May 10, 2007, and (iv) the holders of the remaining 90.5% of the outstanding membership units of the operating company were reclassified as Class B units of the operating company. Class A and Class B units of the operating company have the same economic rights per unit. Accordingly, immediately following the consummation of the offering and reorganization, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.5% and 90.5%, respectively, of the economic interests in the operations of the business. As of September 30, 2008, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.6% and 90.4%, respectively, of the economic interests in the operations of the business.

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

        The Company did not initially record a non-controlling interest associated with the acquisition of its operating company, as the post offering net equity of the operating company was less than zero. Pursuant to the guidance in EITF 95-7, an operating company non-controlling interest is recorded when the initial deficit that existed at acquisition is extinguished.

        On March 4, 2008, the Company's Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock, paid on April 11, 2008 to shareholders of record as of March 27, 2008.

        On June 3, 2008, the Company's Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock, paid on July 11, 2008 to shareholders of record as of June 27, 2008.

        On September 3, 2008, the Company's Board of Directors declared a quarterly dividend of $0.05 per share of Class A common stock, payable on October 10, 2008 to shareholders of record as of September 26, 2008. The liability associated with this payment is recorded in dividends payable on the consolidated statement of financial condition as of September 30, 2008.

Note 16—Subsequent Events

        On October 28, 2008, the operating company entered into Amendment No. 3 to its Credit Agreement. This amendment provided for the following changes to the Credit Agreement, among others:

  (i)
  the minimum assets under management financial covenant was eliminated;

  (ii)
  the excess cash flow mandatory repayment was eliminated;

  (iii)
  the commitments under the revolving credit facility were reduced from $3.0 million to approximately $1.8 million;

  (iv)
  with respect to loans borrowed at base rate, the margin added to base rate was increased from 0.00% to 0.75%; with respect to loans borrowed at LIBOR, the margin was not modified;

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 16—Subsequent Events (Continued)

  (v)
  certain additional restrictions were placed on the operating company's ability to make Restricted Payments (as defined in the Credit Agreement), including dividends; and

  (vi)
  amendments to certain covenants in order to permit the incurrence of subordinated debt by the operating company.

        Conditions precedent to the execution of this amendment included, among others, (i) the repayment by the operating company of $25.0 million of the $47.0 million principal amount outstanding under the Credit Agreement as of October 28, 2008, and (ii) the grant by the operating company and one of its subsidiaries of a security interest in their accounts receivable.

        In order to fund the $25.0 million repayment by the operating company, the Company used $9.0 million in cash reserves and the proceeds from the issuance by the operating company of an aggregate of $16.0 million principal amount of Senior Subordinated Notes (collectively, the "Notes") to entities established by Richard Pzena, the Company's Chief Executive Officer, for the benefit of certain of his family members, an entity controlled by a Company director, and a former employee. The issuance of these Notes was approved by the three independent members of the Company's Board of Directors.

        The Notes were issued on October 28, 2008. Each of these Notes is unsecured, has a ten-year maturity and bears interest at 6.30% per annum. The provisions of the Notes include a restricted payments covenant (including dividends), a prohibition on incurring indebtedness which is not subordinated to the Notes, and events of default based on failure to make payments, bankruptcy, change of control and acceleration of material indebtedness. In addition, the Notes are subordinated to the repayment in full of the loans under the Credit Agreement.

        In October 2008, the selling unitholders agreed to waive any payments that the Company is or will be required to make to them for the 2008 and 2009 tax years pursuant to the Tax Receivable Agreement.

        On October 31, 2008, the Company's assets under management were approximately $11.9 billion.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are an investment management firm that utilizes a classic value investment approach in each of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and international capital markets. At September 30, 2008, our assets under management, or AUM, were $15.5 billion. We manage separate accounts on behalf of institutions and high net worth individuals and act as sub-investment adviser for a variety of SEC-registered mutual funds and offshore funds.

        We function as the holding company through which the business of our operating company, Pzena Investment Management, LLC, is conducted. Following our initial public offering and reorganization on October 30, 2007, we became the sole managing member of Pzena Investment Management, LLC. As such, we now control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees' and other investors' collective membership interest in our operating company, we reflect their ownership as a non-controlling interest in our consolidated financial statements. As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company's net income. Results for the periods prior to October 30, 2007 reflect solely the operations of Pzena Investment Management, LLC. As of September 30, 2008, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.6% and 90.4%, respectively, of the economic interests in the operations of the business.

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
  general economic conditions;

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

Compensation and Benefits Expense

        Our largest expense is compensation and benefits, which includes the salaries, bonuses, equity-based compensation and related benefits and payroll costs attributable to our members and employees. All compensation and benefits packages, including those of our executive officers, are benchmarked against relevant industry and geographic peer groups in order to attract and retain qualified personnel. We have experienced a general decrease in cash compensation and benefits expense commensurate with lower revenue-based variable compensation costs and a decline in headcount. The table included in the section below describes the components of our compensation expense for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,
	2008	2007
	(in thousands)
Cash Compensation and Other Benefits	$7,888	$8,807
Distributions on Compensatory Units	—	—
Change in Redemption Value of Compensatory Units	—	—
Acceleration of Vesting of Compensatory Units	—	—
Other Non-Cash Compensation	272	—

Total Compensation and Benefits Expense	$8,160	$8,807

	For the Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash Compensation and Other Benefits	$24,868	$26,239
Distributions on Compensatory Units	—	12,087
Change in Redemption Value of Compensatory Units	—	15,969
Acceleration of Vesting of Compensatory Units	—	64,968
Other Non-Cash Compensation	905	1,950

Total Compensation and Benefits Expense	$25,773	$121,213

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

        On January 1, 2007, we adopted the PIM LLC 2006 Equity Incentive Plan, pursuant to which we have issued restricted units, and options to acquire units, in our operating company, both of which vest ratably over a four-year period. We used a fair-value method in recording the compensation expense associated with the granting of these restricted units, and options to acquire units, to new and existing members under the PIM LLC 2006 Equity Incentive Plan. Under this method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the award's vesting period. The fair value of the units is be determined by reference to the market price of our Class A common stock on the date of grant, since these units are exchangeable for shares of our Class A common stock on a one-for-one basis. The fair value of the options to acquire units will be determined by using an appropriate option pricing model on the grant date.

        On January 1, 2007, we instituted a deferred compensation plan, in which employees who earn in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount. These deferred amounts may be invested, at the employee's discretion, in certain of our investment strategies, restricted phantom units of our operating company, or money market funds. All of these deferred amounts vest ratably over a four-year period beginning January 1, 2008 and, therefore, will be reflected in our expenses over this period. Accordingly, our 2007 cash compensation expense was lower than it would have been had we not instituted a deferred compensation plan. For the four-year period beginning January 1, 2008, we expect the non-cash portion of our compensation expense associated with this deferred compensation plan to increase each successive year to the extent that these and subsequently deferred amounts are amortized through income.

General and Administrative Expenses

        General and administrative expenses include professional and outside services fees, office expenses, depreciation and the costs associated with operating and maintaining our research, trading and portfolio accounting systems. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the overall size and scale of our business operations.

        As a result of our offering on October 30, 2007, we have incurred and expect to incur, additional expenses associated with being a public company for, among other things, director and officer insurance, director fees, SEC reporting and compliance (including Sarbanes-Oxley compliance), transfer agent fees, professional fees and other similar expenses. These additional expenses have and will reduce our net income.

Other Income/(Expense)

        Other income/(expense) is derived primarily from interest income generated on our excess cash balances, investment income arising from our investments in various private investment vehicles that we employ to incubate new strategies, interest expense on our amended Credit Agreement, and mark-to-market movements on our swap agreement. Other income/(expense) is also affected by changes in our estimates of the liability incurred to our selling shareholders subsequent to our reorganization and offering on October 30, 2007. We expect the interest and investment components of other income, in the aggregate, to fluctuate based on market conditions and the performance of our investment strategies.

Non-Controlling Interests

        Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence. After our reorganization, we became the sole managing member of our operating company and now control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees' and outside investors' interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements. As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company's net income. As of September 30, 2008, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.6% and 90.4%, respectively, of the economic interests in the operations of the business.

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

        The global financial crisis that began in 2007 worsened during the third quarter of 2008, and was characterized by volatility of the worldwide capital and credit markets, falling real estate prices, and rising unemployment, all of which have had a negative impact on the financial markets and, therefore, the performance of our investment strategies. Our AUM declined by $13.4 billion, or 46.4%, from $28.9 billion at September 30, 2007, to $15.5 billion at September 30, 2008, due to negative performance of $9.6 billion and net outflows of $3.8 billion. We experienced net outflows of AUM from our sub-advised accounts of $1.0 billion for the nine months ended September 30, 2008, attributable in part to the weaker performance of our sub-advised funds compared to that of our peers. Similarly, we experienced net outflows of $1.0 billion in our separately-managed accounts for the nine months ended September 30, 2008. Prior to the latter half of 2007, our AUM had grown significantly as a result of several factors including, among others, the exceptional investment performance for the since inception, five-year and three-year periods for each of our investment strategies.

        Our average AUM fluctuates based on changes in the market value of accounts advised and sub-advised by us and on fund flows. Accordingly, revenues during 2008 are expected to decline from the comparable 2007 periods to the extent that the markets continue to be unfavorable for our value investment strategy, and results in our inability to increase our AUM. A decrease in revenue results in lower operating income and net income.

        We expect that we will experience continued pressure on our operating margins in the future if AUM continues to decline. We expect our operating expenses, exclusive of unit-based compensation charges, to decline modestly in 2008 from the comparable 2007 periods, as we identify and implement potential cost savings opportunities.

Assets Under Management and Flows

        The change in AUM in our separately-managed accounts and our sub-advised accounts for the three and nine months ended September 30, 2008 and 2007 is described below:

	For the Three Months Ended September 30,
Assets Under Management	2008	2007
	(in billions)
Separately-Managed Accounts
Beginning of Period Assets	$11.4	$16.5
Net Flows	(1.4)	0.7
Appreciation	(0.6)	(1.2)

End of Period Assets	$9.4	$16.0

Sub-Advised Accounts
Beginning of Period Assets	$7.1	$14.1
Net Flows	(0.3)	(0.3)
Appreciation	(0.7)	(0.9)

End of Period Assets	$6.1	$12.9

Total
Beginning of Period Assets	$18.5	$30.6
Net Flows	(1.7)	0.4
Appreciation	(1.3)	(2.1)

End of Period Assets	$15.5	$28.9

	For the Nine Months Ended September 30,
Assets Under Management	2008	2007
	(in billions)
Separately-Managed Accounts
Beginning of Period Assets	$14.0	$14.5
Net Flows	(1.0)	1.5
Appreciation	(3.6)	0.0

End of Period Assets	$9.4	$16.0

Sub-Advised Accounts
Beginning of Period Assets	$9.6	$12.8
Net Flows	(1.0)	0.2
Appreciation	(2.5)	(0.1)

End of Period Assets	$6.1	$12.9

Total
Beginning of Period Assets	$23.6	$27.3
Net Flows	(2.0)	1.7
Appreciation	(6.1)	(0.1)

End of Period Assets	$15.5	$28.9

        At September 30, 2008, our $15.5 billion of AUM were invested in eleven value-oriented investment strategies which represent distinct capitalization segments of the U.S and international markets. The following table describes the allocation of our AUM as of September 30, 2008 among our seven largest investment strategies and the aggregate of our other investment strategies:

Investment Strategy	AUM at September 30, 2008
(in billions)
Large Cap Value	$8.1
Value Service	3.0
Global Value	2.5
Small Cap Value	0.8
International Value	0.4
Mid Cap Value	0.3
All Cap Value	0.1
Other Strategies(1)	0.3

Total	$15.5

    (1)
    Our four other investment strategies are: Financial Opportunities Service, Diversified Value, European Value, and Mega Cap Value.

Three Months Ended September 30, 2008 versus September 30, 2007

        At September 30, 2008, the Company managed $15.5 billion in total assets, a decrease of $13.4 billion, or 46.4%, from $28.9 billion at September 30, 2007. The decrease year-over-year in AUM was due largely to $9.6 billion in market depreciation and net outflows of $3.8 billion.

        The Company managed $9.4 billion in separately-managed accounts and $6.1 billion in sub-advised accounts, for a total of $15.5 billion in assets at September 30, 2008. At September 30, 2007, the Company managed $16.0 billion in separately-managed accounts and $12.9 billion in sub-advised accounts, for a total of $28.9 billion in assets. Assets in separately-managed accounts decreased by $2.0 billion, or 17.5%, during the three months ended September 30, 2008, due to $1.4 billion in net outflows and $0.6 billion in market depreciation. This compared to a decrease in separately managed accounts of $0.5 billion, or 3.0%, during the three months ended September 30, 2007, which resulted from $1.2 billion in market depreciation, offset by $0.7 billion of net inflows. Assets in our sub-advised funds decreased by $1.0 billion, or 14.1%, during the three months ended September 30, 2008, as a result of $0.7 billion of market depreciation and $0.3 in net outflows. This compared to a decrease in sub-advised accounts of $1.2 billion, or 8.5%, during the three months ended September 30, 2007, due to $0.9 billion of market depreciation and $0.3 billion in net outflows.

Nine Months Ended September 30, 2008 versus September 30, 2007

        At September 30, 2008, the Company managed $15.5 billion in total assets, a decrease of $13.4 billion, or 46.4%, from $28.9 billion at September 30, 2007. The decrease year-over-year in AUM was due largely to $9.6 billion in market depreciation and net outflows of $3.8 billion.

        The Company managed $9.4 billion in separately-managed accounts and $6.1 billion in sub-advised accounts, for a total of $15.5 billion in assets at September 30, 2008. At September 30, 2007, the Company managed $16.0 billion in separately-managed accounts and $12.9 billion in sub-advised accounts, for a total of $28.9 billion in assets. Assets in separately-managed accounts decreased by $4.6 billion, or 32.9%, during the nine months ended September 30, 2008, due to $3.6 billion in market depreciation and $1.0 billion in net outflows. This compared to an increase in separately-managed accounts of $1.5 billion, or 10.3%, during the nine months ended September 30, 2007, which resulted from $1.5 billion in net inflows. Assets in our sub-advised funds decreased by $3.5 billion or 36.5%, during the nine months ended September 30, 2008, as a result of $2.5 billion of market depreciation and $1.0 billion in net outflows. This compared to an increase in sub-advised accounts of $0.1 billion, or 0.8%, during the nine months ended September 30, 2007, due to $0.1 billion of market depreciation, offset by $0.2 billion of net inflows.

        At September 30, 2008, separately managed accounts represented 60.6% of our total AUM, as compared to 55.4% at September 30, 2007. At September 30, 2008, our Global Value and International Value investment strategies accounted for 18.7% of our AUM, compared to 12.1% at September 30, 2007.

Revenues

        Our revenues from advisory fees earned on our separately-managed accounts and our sub-advised accounts for the three and nine months ended September 30, 2008 and 2007 is described below:

	For the Three Months Ended September 30,
Revenue	2008	2007
	(in millions)
Separately-Managed Accounts	$18.2	$26.6
Sub-Advised Accounts	6.9	13.6

Total	$25.1	$40.2

	For the Nine Months Ended September 30,
Revenue	2008	2007
	(in millions)
Separately-Managed Accounts	$60.4	$75.6
Sub-Advised Accounts	23.0	36.8

Total	$83.4	$112.4

Three Months Ended September 30, 2008 versus September 30, 2007

        Our total revenue decreased $15.1 million, or 37.6%, to $25.1 million for the three months ended September 30, 2008, from $40.2 million for the three months ended September 30, 2007. This change was driven primarily by a reduction in weighted-average AUM, which decreased $11.8 billion, or 40.1%, to $17.6 billion for the three months ended September 30, 2008 from $29.4 billion for the three months ended September 30, 2007, offset modestly by an increase in our weighted average fees.

        Our weighted average fees were 0.569% and 0.547% for the three months ended September 30, 2008 and 2007, respectively. Weighted-average assets in separately-managed accounts decreased $5.2 billion, or 32.5%, to $10.8 billion for the three months ended September 30, 2008, from $16.0 billion for the three months ended September 30, 2007, and had weighted average fees of 0.671% and 0.663% for the three months ended September 30, 2008 and 2007, respectively. Weighted-average assets in sub-advised accounts decreased $6.6 billion, or 49.3%, to $6.8 billion for the three months ended September 30, 2008, from $13.4 billion for the three months ended September 30, 2007, and had weighted average fees of 0.406% and 0.408% for the three months ended September 30, 2008 and 2007, respectively.

Nine Months Ended September 30, 2008 versus September 30, 2007

        Our total revenue decreased $29.0 million, or 25.8%, to $83.4 million for the nine months ended September 30, 2008, from $112.4 million for the nine months ended September 30, 2007. This change was driven primarily by a reduction in weighted-average AUM, which decreased $9.0 billion, or 30.9%, to $20.1 billion for the nine months ended September 30, 2008, from $29.1 billion for the nine months ended September 30, 2007, offset modestly by an increase in our weighted average fees.

        Our weighted average fees were 0.551% and 0.515% for the nine months ended September 30, 2008 and 2007, respectively. Weighted-average assets in separately-managed accounts decreased $3.3 billion, or 21.0%, to $12.4 billion for the nine months ended September 30, 2008, from $15.7 billion for the nine months ended September 30, 2007, and had weighted average fees of 0.650% and 0.643% for the nine months ended September 30, 2008 and 2007, respectively. Weighted-average assets in sub-advised accounts decreased $5.7 billion, or 42.5%, to $7.7 billion for the nine months ended September 30, 2008, from $13.4 billion for the nine months ended September 30, 2007, and had weighted average fees of 0.395% and 0.365% for the nine months ended September 30, 2008 and 2007, respectively.

Expenses

        Our operating expenses are driven primarily by our compensation costs. The table below describes the components of our compensation expense for the three and nine months ended September 30, 2008 and 2007. Much of the historical variability in our compensation costs had been driven by distributions made on our compensatory units then outstanding, and the incremental increases or decreases in their redemption value subsequent to their grant date. As of March 31, 2007, these items are no longer reflected in compensation expense.

	For the Three Months Ended September 30,
	2008	2007
	(in thousands)
Cash Compensation and Other Benefits	$7,888	$8,807
Distributions on Compensatory Units	—	—
Change in Redemption Value of Compensatory Units	—	—
Acceleration of Vesting of Compensatory Units	—	—
Other Non-Cash Compensation	272	—

Total Compensation and Benefits Expense	$8,160	$8,807

	For the Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash Compensation and Other Benefits	$24,868	$26,239
Distributions on Compensatory Units	—	12,087
Change in Redemption Value of Compensatory Units	—	15,969
Acceleration of Vesting of Compensatory Units	—	64,968
Other Non-Cash Compensation	905	1,950

Total Compensation and Benefits Expense	$25,773	$121,213

Three Months Ended September 30, 2008 versus September 30, 2007

        Total operating expenses decreased by $1.0 million, or 8.5%, to $10.8 million for the three months ended September 30, 2008, from $11.8 million for the three months ended September 30, 2007, primarily as a result of lower revenue-based variable compensation costs and decreased professional and data systems costs arising from ongoing efforts to reduce overall operating expenditures.

        Compensation and benefits expense decreased by $0.6 million, or 6.8%, to $8.2 million for the three months ended September 30, 2008, from $8.8 million for the three months ended September 30, 2007, primarily as a result of a reduction in variable compensation costs and staffing decreases, offset modestly by deferred compensation amortization, which commenced on January 1, 2008.

        General and administrative expenses decreased by $0.4 million, or 13.3%, to $2.6 million for the three months ended September 30, 2008, from $3.0 million for the three months ended September 30, 2007. This decrease was mainly attributable to a $0.3 million decrease in professional fees.

Nine Months Ended September 30, 2008 versus September 30, 2007

        Total operating expenses decreased by $94.7 million, or 73.5%, to $34.1 million for the nine months ended September 30, 2008, from $128.8 million for the nine months ended September 30, 2007. This decrease was primarily attributable to a decrease in compensation and benefits expense resulting from the $65.0 million charge taken in March 2007 associated with the acceleration of compensatory unit vesting that was not replicated in 2008. This decrease was also attributable to the amendment of the Operating Agreement, on March 31, 2007, that removed all mandatory redemption provisions related to our membership units.

        Compensation and benefits expense decreased by $95.4 million, or 78.7%, to $25.8 million for the nine months ended September 30, 2008, from $121.2 million for the nine months ended September 30, 2007. This decrease was primarily attributable to the $94.6 million in unit-based compensation charges incurred in the nine months ended September 30, 2007 that was not replicated in 2008.

        General and administrative expenses increased by $0.7 million, or 9.2%, to $8.3 million for the nine months ended September 30, 2008, from $7.6 million for the nine months ended September 30, 2007. This increase was mainly attributable to a $0.4 million increase in professional and outside services fees and a $0.3 million increase in insurance costs associated with our reorganization and ensuing status as a public company.

Other Income/(Expense)

Three Months Ended September 30, 2008 versus September 30, 2007

        Other income/(expense) was income of $49.3 million for the third quarter of 2008 and consisted primarily of a $53.3 million credit to other income associated with the reduction in the liability to selling shareholders on September 30, 2008. This was partially offset by $4.0 million in losses related to the negative performance of our investments in our own products. Other income/(expense) was an expense of $1.6 million for the three months ended September 30, 2007, and consisted primarily of $1.2 million in losses related to the negative performance of our investments in our own products and $0.4 million in net interest expense.

Nine Months Ended September 30, 2008 versus September 30, 2007

        Other income/(expense) was income of $41.5 million for the nine months ended September 30, 2008, and consisted primarily of a $53.3 million credit to other income associated with the reduction in the liability to selling shareholders on September 30, 2008. This was partially offset by $11.0 million in losses related to the negative performance of our investments in our own products. Other income/(expense) was income of $0.3 million for the nine months ended September 30, 2007, and consisted primarily of net interest and dividend income, offset partially by the negative performance of our investments in our own products.

Provision for Income Taxes

Three Months Ended September 30, 2008 versus September 30, 2007

        The provision for income taxes increased by $62.7 million, from $1.3 million for the three months ended September 30, 2007, to $64.0 million for the three months ended September 30, 2008, due to the establishment, on September 30, 2008, of a $62.7 million valuation allowance assessed against the deferred tax asset recorded as part of our initial public offering. A comparison of the effective tax rate for the three months ended September 30, 2008 to the effective tax rate for the three months ended September 30, 2007 is not meaningful due to the valuation allowance and the effect of our liability for C-corporation taxation in 2008.

Nine Months Ended September 30, 2008 versus September 30, 2007

        The provision for income taxes increased by $63.1 million, from $3.9 million for the nine months ended September 30, 2007, to $67.0 million for the nine months ended September 30, 2008, due primarily to the establishment, on September 30, 2008, of a $62.7 million valuation allowance assessed against the deferred tax asset recorded as part of our initial public offering. A comparison of the effective tax rate for the nine months ended September 30, 2008 to the effective tax rate for the nine months ended September 30, 2007 is not meaningful due to the effect of the valuation allowance and the effect of our liability for C-corporation taxation in 2008, and the equity-based compensation charges of $65.0 million in 2007. This charge was not deductible for tax purposes.

Non-Controlling Interests

Three Months Ended September 30, 2008 versus September 30, 2007

        Non-controlling interests were $8.4 million for the three months ended September 30, 2008, compared to a negative $0.7 million for the three months ended September 30, 2007. This change primarily reflects our employees' and outside investors' interest in our operating company subsequent to the consummation of our reorganization on October 30, 2007. This change also reflects, to a lesser extent, the impact to our non-controlling interests of the less favorable investment performance of the private investment vehicles we manage during the three months ended September 30, 2008, compared to the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 versus September 30, 2007

        Non-controlling interests were $30.9 million for the nine months ended September 30, 2008, compared to a negative $0.1 million for the nine months ended September 30, 2007. This change primarily reflects our employees' and outside investors' interest in our operating company subsequent to the consummation of our reorganization on October 30, 2007. This change also reflects, to a lesser extent, the impact to our non-controlling interests of the less favorable investment performance of the private investment vehicles we manage during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

Interest on Mandatorily Redeemable Units

Three Months Ended September 30, 2008 versus September 30, 2007

        There were no charges associated with interest on mandatorily redeemable units for the three months ended September 30, 2008 and 2007. As of March 31, 2007, the Operating Agreement was amended to remove all mandatory redemption provisions related to our membership units. The removal of these provisions caused our membership units to be classified as equity, and neither distributions, nor subsequent changes to these units' value, were charged to income following the amendment.

Nine Months Ended September 30, 2008 versus September 30, 2007

        Interest on mandatorily redeemable units decreased by $16.6 million to $0.0 million for the nine months ended September 30, 2008, compared to $16.6 million for the nine months ended September 30, 2007. The decrease was due to the amendment of the Operating Agreement as of March 31, 2007 to remove all mandatory redemption provisions related to our membership units. The removal of these provisions caused our membership units to be classified as equity, and neither distributions, nor subsequent changes to these units' value, were charged to income following the amendment.

Liquidity and Capital Resources

        Historically, the working capital needs of our business have primarily been met through cash generated by our operations. At September 30, 2008, our cash and cash equivalents were $31.8 million, inclusive of $8.0 million in cash held by our consolidated investment partnerships. We expect that our cash and liquidity requirements in the next twelve months, and over the long term, will be met primarily through cash generated by our operating company's operations. On July 23, 2007, our operating company borrowed $60.0 million pursuant to a three-year term loan facility (the "Credit Agreement"), the proceeds of which were used to finance a special one-time distribution to the members of our operating company as of that date. Concurrently, our operating company also obtained a $20.0 million revolving credit facility to finance our short-term working capital needs. On February 11, 2008, our operating company entered into Amendment No. 1 to the Credit Agreement. The amendment changed a number of Credit Agreement provisions, including: (i) the minimum AUM financial covenant was reduced from $20.0 billion to $15.0 billion; (ii) the minimum Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, financial covenant for each four quarter period was reduced from $60.0 million to $40.0 million; (iii) the capacity of the revolving credit facility was reduced from $20.0 million to $5.0 million; and (iv) the interest rate was increased from LIBOR plus 1.0% to LIBOR plus 1.5%. In addition, two mandatory prepayment provisions were added: (a) term loan amortization was required beginning in any period when AUM was less than $20 billion and ending when AUM was greater than $21.5 billion, and (b) a 50% excess cash flow sweep was required if AUM was below $17.5 billion. During the three months ended June 30, 2008, our assets under management fell below $20 billion. Pursuant to the provisions of the term loan, as amended, our operating company was required to make an amortization payment of $3.0 million on June 30, 2008.

        On September 19, 2008, our operating company entered into Amendment No. 2 to its Credit Agreement. The agreement, as amended, required the operating company to maintain assets under management of at least $12.0 billion and to make minimum quarterly amortization payments of $2.0 million until maturity, which was extended to July 23, 2011. Additionally, the LIBOR interest rate option was increased to LIBOR plus 1.75% and the EBITDA financial covenant stipulated in Amendment No.1 was eliminated. The excess cash flow sweep was also increased to 75% of excess cash flow. On September 22, 2008, our operating company made a required amortization payment of $5.0 million as a condition precedent to the effectiveness of this amendment. On September 30, 2008, our operating company made a quarterly amortization payment of $5.0 million.

        On October 28, 2008, our operating company entered into Amendment No. 3 to its Credit Agreement. This amendment provided for the following changes to the Credit Agreement, among others:

  (i)
  the minimum assets under management financial covenant was eliminated;

  (ii)
  the excess cash flow mandatory repayment was eliminated;

  (iii)
  the commitments under the revolving credit facility were reduced from $3.0 million to approximately $1.8 million;

  (iv)
  with respect to loans borrowed at base rate, the margin added to base rate was increased from 0.00% to 0.75%; with respect to loans borrowed at LIBOR, the margin was not modified;

  (v)
  certain additional restrictions were placed on the operating company's ability to make Restricted Payments (as defined in the Credit Agreement), including dividends; and

  (vi)
  amendments to certain covenants in order to permit the incurrence of subordinated debt by the operating company.

        Conditions precedent to the execution of this amendment included, among others, (i) the repayment by the operating company of $25.0 million of the $47.0 million principal amount outstanding under the Credit Agreement as of October 28, 2008, and (ii) the grant by the operating company and one of its subsidiaries of a security interest in their accounts receivable.

        In order to fund the $25.0 million repayment by our operating company, we used $9.0 million in cash reserves and the proceeds from the issuance of an aggregate of $16.0 million principal amount of Senior Subordinated Notes (collectively, the "Notes") to entities established by Richard Pzena, our Company's Chief Executive Officer, for the benefit of certain of his family members, an entity controlled by a Company director, and a former employee.

        The Notes were issued on October 28, 2008. Each of these Notes is unsecured, has a ten-year maturity and bears interest at 6.30% per annum. The provisions of the Notes include a restricted payments covenant (including dividend payments), a prohibition on incurring indebtedness which is not subordinated to the Notes, and events of default based on failure to make payments, bankruptcy, change of control and acceleration of material indebtedness. In addition, the Notes are subordinated to the repayment in full of the loans under the Credit Agreement.

        We expect to fund the working capital needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.

        Prior to its reorganization on October 30, 2007, Pzena Investment Management, LLC made a distribution to its existing members representing all of the remaining undistributed earnings generated through the date of the reorganization, less any amounts required to fund its working capital needs.

        We anticipate that distributions to the members of our operating company, which consisted of 26 of our employees as of September 30, 2008, two outside investors and us, will continue to be a material use of our cash resources and will vary in amount and timing based on our operating results and dividend policy. We are a holding company and have no material assets other than our ownership of membership interests in our operating company. As a result, we depend upon distributions from our operating company to pay any dividends we may declare to our Class A stockholders. We cause our operating company to make distributions to us in an amount sufficient to cover such dividends, if any, declared by us. Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we may pay dividends according to our dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends. Under the terms and conditions of our amended Credit Agreement and Senior Subordinated Notes, we have suspended our regular dividend payment to shareholders. In the future, our board of directors may, in its discretion and subject to the Company's operating results, debt agreements and applicable law, reinstate the dividend at an amount to be determined by it. To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

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

        In October 2008, the selling unitholders agreed to waive any payments that we are or will be required to make to them for the 2008 and 2009 tax years pursuant to the tax receivable agreement.

Cash Flows

        Operating activities provided $16.3 million for the three months ended September 30, 2008, and provided $24.6 million for the three months ended September 30, 2007. This decline in cash flows from operating activities was driven primarily by a decrease in average AUM from $29.4 billion for the three months ended September 30, 2007, to $17.6 billion for the three months ended September 30, 2008, which had a corresponding negative impact on total revenues.

        For the nine months ended September 30, 2008, operating activities provided $48.7 million, and provided $46.2 million for the nine months ended September 30, 2007. This change is due primarily to the fact that beginning on March 31, 2007, the effective date of the amendment of the operating company's Operating Agreement to eliminate its obligation to redeem a member's units therein under any circumstance, as well as the acceleration of the vesting of all compensatory units then subject to vesting, distributions on all membership units are classified as financing activities in our consolidated statements of cash flows. As a result, net cash provided by operating activities has increased, and net cash provided by financing activities has decreased beginning on March 31, 2007. This increase was partially offset by a decline in average AUM, which had a corresponding negative impact on total revenues.

        Investing activities consist primarily of investments in affiliates and other investment partnerships, as well as capital expenditures. Investing activities used $0.2 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively. Investing activities used $0.2 million and $1.5 million for the nine months ended September 30, 2008 and 2007, respectively. This decrease was due primarily to capital expenditures associated with the build-out of additional space in our New York office, which occurred during 2007.

        Financing activities consist primarily of contributions from members and contributions from, and distributions to, non-controlling interests. Financing activities used $21.6 million and $4.4 million for the three months ended September 30, 2008 and 2007, respectively. The increase in cash used in financing activities was attributable primarily to the $10.0 million in Credit Agreement amortization payments that were made in the three months ended September 30, 2008, and the $4.1 million reduction in net contributions from non-controlling interests. Financing activities used $43.9 million and $45.6 million for the nine months ended September 30, 2008 and 2007, respectively. This decrease used in financing activities was due primarily to a $16.5 million net reduction in distributions to members and dividends to shareholders, offset largely by $13.0 million in Credit Agreement amortization payments that were made in the nine months ended September 30, 2008.

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

        We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards and tax credits. A valuation allowance is maintained for deferred tax assets that we estimate are more likely than not to be unrealizable based on available evidence at the time the estimate is made. Determining the valuation allowance requires significant management judgments and assumptions. In determining the valuation allowance, we use historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations. Each quarter, we reevaluate our estimate related to the valuation allowance, including our assumptions about future profitability.

        We believe that the accounting estimate related to the $62.7 million valuation allowance is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. If we were not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets valuation allowance would be charged to income tax expense in the period such determination was made.

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

        In June 2008, the FASB issued EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". The EITF release states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is in the process of assessing the impact of the standard on its consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. All of our revenue for the three and nine months ended September 30, 2008 was derived from advisory fees, which are typically based on the market value of our AUM. Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

        We are also subject to market risk due to a decline in the prices of our investments in affiliates and the value of the holdings of our Consolidated Subsidiaries, both of which consist primarily of marketable securities. At September 30, 2008, the fair value of these assets was $27.5 million. Assuming a 10% increase or decrease, the fair value would have increased or decreased by $2.8 million at September 30, 2008.

Interest Rate Risk

        The amounts that our operating company borrowed pursuant to the Credit Agreement described above, and any amounts our operating company borrows under the related revolving credit facility, will accrue interest at variable rates. The operating company entered into an equivalent interest rate swap agreement that commenced on July 23, 2008. The swap, which expires on July 23, 2010, obligates us to pay a 2.825% fixed rate of interest on the notional amount and requires the counterparty to pay us a floating interest rate based on the monthly LIBOR interest rate. The spread on the Credit Agreement is in addition to these amounts. Interest rate changes may, therefore, affect the amount of our interest payments related to any potential differential between the notional amount of the interest rate swap and amounts outstanding under the Credit Agreement, as well as any amounts borrowed under the revolving credit facility. Such changes would correspondingly affect our future earnings and cash flows. In addition, we have not entered any arrangement to hedge our exposure to interest rates from July 23, 2010 to July 23, 2011. For this one year period, interest rate changes would affect our future earnings and cash flows. Based on the consolidated debt obligations that we have as of September 30, 2008, we believe that our hedge would be unaffected in the event that interest rates were to increase by one percentage point.

Item 4T.    Controls and Procedures.

        During the course of their review of our consolidated financial statements as of September 30, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There was no change in our internal control over financial reporting that occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        In the normal course of business, we may be subject to various legal and administrative proceedings. On November 21, 2007 and January 16, 2008, substantively identical putative class action lawsuits were commenced in the United States District Court for the Southern District of New York against us and Richard S. Pzena, our chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended. The Court consolidated the lawsuits and appointed co-lead plaintiffs, who filed a consolidated amended complaint. The consolidated amended complaint names as defendants us, Richard S. Pzena, and two of the underwriters of our initial public offering, Goldman Sachs & Co., Inc. and UBS Securities LLC. Plaintiffs seek to represent a class of all persons who purchased or otherwise acquired Class A common stock issued pursuant or traceable to our initial public offering. The consolidated amended complaint alleges that the registration statement and prospectus relating to the initial public offering of our Class A common stock contained material misstatements and omissions and wrongfully failed to disclose net redemptions in the John Hancock Classic Value Fund for which we act as sub-investment advisor. The consolidated amended complaint seeks damages in an unspecified amount including rescission or rescissory damages. The Court granted defendants' motion to dismiss the consolidated amended complaint and, on September 4, 2008, the Court entered a judgment in favor of defendants. Plaintiffs have filed a Notice of Appeal of the Court's judgment to the United States Court of Appeals for the Second Circuit. We believe that the allegations and claims are without merit and we intend to contest these claims vigorously.

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

        The success of our business depends on the participation of Richard S. Pzena, John P. Goetz, A. Rama Krishna and William L. Lipsey, whom we collectively refer to as our managing principals. Their professional reputations, expertise in investing and relationships with our clients and within the investing community in the U.S. and abroad, are critical elements to executing our business strategy and attracting and retaining clients. Accordingly, the retention of our managing principals is crucial to our future success. There is no guarantee that they will not resign, join our competitors or form a competing company. The terms of the current operating agreement of our operating company restrict each of Messrs. Pzena, Goetz and Lipsey from competing with us or soliciting our clients or other employees during the term of their employment with us and for three years thereafter. Under the terms of his employment agreement, Mr. Krishna has agreed not to compete with us for a period of 18 months following (i) his notice of resignation, which must be given six months prior to the termination of his employment with us pursuant to his agreement, or (ii) the date of any other termination of his employment with us. The penalty for their breach of these restrictive covenants will be the forfeiture of a number of Class B units held by the managing principal that is equal to 50% of the number of membership units collectively held by the managing principal and his permitted transferees as of the earlier of the date of his breach or the termination of his employment, unless our board of directors, in its sole discretion, determines otherwise. Although we may also seek specific performance of these restrictive covenants, there can be no assurance that we would be successful in obtaining this relief. Further, after this post-employment restrictive period, we will not be able to prohibit them from competing with us or soliciting our clients or employees. If any of our managing principals were to join a competitor or form a competing company, some of our current clients or other prominent members of the investing community could choose to invest with that competitor rather than us. Furthermore, we do not carry any "key man" insurance that would provide us with proceeds in the event of the death or disability of any of our managing principals. The loss of the services of any of our managing principals could have a material adverse effect on our business and could impact our future performance.

If our investment strategies perform poorly, we could lose clients or suffer a decline in AUM which would impair our revenues and earnings.

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

        In 2006, 2007 and year-to-date 2008, our investment strategies have underperformed their respective benchmarks, and there can be no assurance that such underperformance will not continue. The annualized gross returns (which represents annualized returns prior to payment of advisory fees) of our Large Cap Value strategy (which represented approximately 52% of our AUM as of September 30, 2008) for the 1-year, 3-year, 5-year and since inception (October 2000) periods ended September 30, 2008 were (35.0)%, (7.0)%, 2.8%, and 3.5%, respectively. This compares to the returns of the Russell 1000® Value Index, the market index most commonly used by our clients to compare the performance of our Large Cap Value strategy, during the same periods of (23.6)%, 0.1%, 7.1%, and 3.6%, respectively.

        During periods of declining AUM and revenues, such as we are currently experiencing, there can be no assurance that we will be able to reduce our expenses at a commensurate rate, potentially leading to accelerated profitability declines. Additionally, given the nature of our business, there is a minimum expense base necessary to retain our employees and maintain our operations, and it may be difficult to reduce expenses beyond certain levels.

Our sub-investment advisory relationships with mutual funds advised by John Hancock Advisers represent a significant source of our revenues, and the termination of these relationships would impair our revenues and earnings.

        We currently act as a sub-investment adviser to the John Hancock Classic Value Fund, the John Hancock Classic Value Fund II, the John Hancock International Classic Value Fund and the John Hancock Classic Value Mega Cap Fund, each of which are SEC-registered mutual funds advised by John Hancock Advisers. Our sub-investment advisory relationships with these four mutual funds represented, in the aggregate, 21.9% and 26.3% of our AUM at September 30, 2008 and December 31, 2007, respectively. For the nine months ended September 30, 2008 and the years ended December 31, 2007, 2006 and 2005, 14%, 20%, 20% and 14%, respectively, of our total revenue was generated from these relationships. Our sub-investment advisory agreement with the John Hancock Classic Value Fund represented all, or substantially all, of this revenue during these periods. There can be no assurance that our agreements with respect to any of these four mutual funds will remain in place. In addition, these agreements would terminate automatically in the event that the investment management agreement between John Hancock Advisers and each individual fund is assigned or terminated. Such a termination of our sub-investment advisory agreements would significantly reduce our revenues and we may not be able to establish relationships with other mutual funds' investment advisers and/or significant institutional separate accounts in order to replace the lost revenues.

Because our clients can reduce the amount of assets we manage for them, or terminate our agreements with them, on short notice, we may experience unexpected declines in revenue and profitability.

        Our investment advisory and sub-investment advisory agreements are generally terminable upon short notice. Our sub-investment advisory agreements with thirteen SEC-registered mutual funds, such as the four mutual funds advised by John Hancock Advisers, each have an initial two-year term and are subject to annual renewal by the fund's board of directors pursuant to the Investment Company Act of 1940, as amended, or the Investment Company Act. Eleven of these thirteen sub-investment advisory agreements are beyond their initial two-year term, including the agreement for the John Hancock Classic Value Fund. Institutional and individual clients, and the funds with which we have sub-investment advisory agreements, can terminate their relationships with us, or reduce the aggregate amount of AUM, for a number of reasons, including investment performance, changes in prevailing interest rates, and financial market performance, or to shift their funds to competitors who may charge lower advisory fee rates, or for no stated reason. Poor performance relative to that of other investment management firms tends to result in decreased investments in our investment strategies, increased withdrawals from our investment strategies and the loss of institutional or individual accounts or sub-investment advisory relationships. In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services. If our investment advisory agreements are terminated, or our clients reduce the amount of AUM, either of which may occur on short notice, we may experience declines in revenue and profitability.

        We experienced declines in AUM during the past five quarters, and declines in revenue and profitability during the past four quarters, and there can be no assurance that there will not be continued declines in our AUM, revenue and profitability in the future. During the past five quarters, our AUM declined from $30.6 billion at June 30, 2007, to $15.5 billion at September 30, 2008. This decline was due to $11.7 billion in market depreciation and $3.4 billion in net outflows. There was a corresponding decline in revenue and profitability during this period. During the past five quarters, our AUM in separately-managed accounts declined from $16.5 billion at June 30, 2007, to $9.4 billion at September 30, 2008. This decline was due to $6.8 billion in market depreciation and net outflows of $0.3 billion. During the past five quarters, our AUM in sub-advised funds declined from $14.1 billion at June 30, 2007 to $6.1 billion at September 30, 2008. This decline was due to $4.9 billion in market depreciation and net outflows of $3.1 billion. Our advisory agreement with the John Hancock Classic Value Fund represented the majority of our sub-advised assets during this period.

Difficult market conditions can adversely affect our business by reducing the market value of the assets we manage or causing our clients to withdraw funds.

        Our business would be expected to generate lower revenue in a declining stock market or general economic downturn. Under our advisory fee arrangements, the fees we receive typically are based on the market value of our AUM. Accordingly, a decline in the prices of securities held in our clients' portfolios would be expected to cause our revenue and profitability to decline by:

  •
  causing the value of our AUM to decline, which would result in lower advisory fees; or

  •
  causing some of our clients to withdraw funds from our investment strategies in favor of investments they perceive as offering greater opportunity or lower risk, which also would result in lower advisory fees.

        As mentioned above, we experienced declines in AUM during the past five quarters, and declines in revenue and profitability during the past four quarters, and there can be no assurance that there will not be continued declines in our AUM, revenue and profitability in the future.

The volatility and disruption of the capital and credit markets, and adverse changes in the global economy have negatively impacted our AUM, revenues and profitability.

        The capital and credit markets have been experiencing volatility and disruption for more than a year. The global financial crisis that began in 2007 worsened during the third quarter of 2008 and into the fourth quarter of 2008. The decline in global market conditions has resulted, and may continue to result, in decreases in our AUM and revenues. Such declines may adversely impact our operating results, financial condition, and liquidity. We believe the disruption in the financial markets continues to cause widespread investor uncertainty. We cannot predict how long the global financial crisis will last or what its impact will be on our financial results. If U.S. and international financial markets continue to experience negative performance and volatility, demand for our products and services may decline, and our revenue, profitability, liquidity, and other financial results could suffer.

U.S. and international credit markets and economic conditions could adversely affect our liquidity and financial condition. The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have an adverse effect on our results of operations and business.

        Global markets and economic conditions continue to be volatile, causing disruption, which has been particularly acute in the financial sector. Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, financial condition and profitability. The cost and availability of funds may be adversely affected by illiquid credit markets. Some lenders are imposing more stringent restrictions on the terms of credit, and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to obtain additional financing, if we require it in the future, or, if financing is available, it may be subject to significant restrictive covenants. The negative impact of the recent adverse changes in the credit markets may have an adverse effect on our results of operations and business. Federal and state governments could pass additional legislation responsive to current credit conditions, the impact of which on us is uncertain.

Our periodic interest and amortization payment obligations under our financing facilities could adversely affect our results of operations, financial condition or liquidity. Our current financing facilities restrict our ability to make cash distributions to our Class A stockholders.

        Pursuant to a credit agreement, dated as of July 23, 2007 and as amended as of October 28, 2008, among our operating company, as the borrower, certain of its subsidiaries, as guarantors, and Bank of America, N.A., as the administrative agent, the letter of credit issuer and a lender, a $22.0 million term loan and $1.8 million letter of credit are currently outstanding. Pursuant to this credit agreement, our operating company must make quarterly amortization payments of $2.0 million on the term loan until its maturity on July 23, 2011, which may adversely affect our financial condition and liquidity. Our interest payment obligations under the credit agreement are floating rate obligations based on the London Interbank Offering Rate, or LIBOR, and the interest expense we incur will vary with changes in the applicable LIBOR reference rate. As a result, an increase in short-term interest rates will increase our interest costs, which may adversely affect our earnings and liquidity. We have entered into a swap agreement to hedge our interest rate exposure on the current outstanding balance of the term loan through July 23, 2010. However, we have not entered any arrangement to hedge our exposure to fluctuations in interest rates from July 23, 2010 to July 23, 2011. For this one year period, we may be exposed to adverse changes in interest rates that may correspondingly affect our future earnings and cash flow.

        On October 28, 2008, certain of our directors and executive officers, and entities relating to them, loaned an aggregate of $16.0 million to our operating company pursuant to the terms of $16.0 million aggregate principal amount of senior subordinated notes issued by the operating company. These notes are unsecured, have a ten-year maturity and bear interest at 6.30% per annum.

        As our obligations under the credit agreement and the senior subordinated notes become due, we may be required to either refinance any amounts then outstanding by entering into new financing facilities, which could result in higher borrowing costs, or issue equity, which would dilute existing stockholders. Our operating company could also repay them by using cash on hand or cash from the sale of our assets. No assurance can be given that we, or our operating company, will be able to enter into new financing facilities, issue equity in the future, on attractive terms, or at all, have sufficient cash on hand, or be able to raise cash through asset sales, in order to satisfy these obligations.

        Under the terms and conditions of our amended credit agreement and senior subordinated notes, our operating company is generally restricted from making cash distributions to us in respect of our approximate 9.6% member interest therein. Since this is our sole source of making distributions to our Class A stockholders, we had to suspend our regular dividend payments to stockholders. Our flexibility as to how to deploy our cash flow will be negatively impacted while we are subject to these debt agreements.

If an event of default under our credit agreement occurs, our lenders thereunder may foreclose on the collateral pledged to them under the related security agreement which could adversely affect our liquidity.

        In connection with the amendment to our credit agreement on October 28, 2008, we entered into a related security agreement with the lenders thereunder pursuant to which we granted these lenders a continuing first priority security interest in our accounts receivable, among other of our assets. Upon the occurrence of an event of default under our credit agreement, which include defaults on our payment obligations thereunder, failure to perform or observe the various affirmative covenants under the credit agreement, the occurrence of cross-defaults with other of our debt obligations, certain bankruptcy events, among other events, the lenders may, among other things, exercise their right to foreclose on these assets. Our inability to access these assets while a default is continuing, or our loss of these assets could adversely affect our liquidity.

Our ability to retain our senior investment professionals and attract additional qualified investment professionals is critical to our success. A decline in our revenues and profitability may have an adverse effect on our business and our ability to attract and retain employees.

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

        As a result of our investment strategies underperforming their respective benchmarks in 2006, 2007 and year-to-date 2008, our future growth may be more challenging, as this may impact our ability to attract inflows of AUM. Additionally, the current overall market environment, with equity markets broadly and significantly down, may impact potential investors' interest in committing new capital to equity strategies such as those offered by us, thereby making growth more difficult.

        The future growth of our business, if achieved, will depend, among other things, on our ability to maintain an infrastructure and staffing levels sufficient to address its growth and may require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls, implementing new or updated information and financial systems and procedures and training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis. In addition, our efforts to retain or attract qualified investment professionals may result in significant additional expenses. There can be no assurance that we will be able to manage the growth of our business effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

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

        Pursuant to the Investment Company Act of 1940 ("Investment Company Act"), each of the sub-investment advisory agreements for the SEC-registered mutual funds that we sub-advise automatically terminates upon its deemed "assignment" and a fund's board and shareholders must approve a new agreement in order for us to continue to act as its sub-investment adviser. In addition, pursuant to the Investment Advisers Act of 1940 ("Investment Advisers Act"), each of our investment advisory agreements for the separate accounts we manage may not be "assigned" without the consent of the client. A sale of a controlling block of our voting securities and certain other transactions would be deemed an "assignment" pursuant to both the Investment Company Act and the Investment Advisers Act. Such an assignment may be deemed to occur in the event that the holders of the Class B units of our operating company exchange enough of their Class B units for shares of our Class A common stock such that they no longer own a controlling interest in us. If such a deemed assignment occurs, there can be no assurance that we will be able to obtain the necessary consents from clients whose funds are managed pursuant to separate accounts or the necessary approvals from the boards and shareholders of the SEC-registered funds that we sub-advise. An assignment, actual or constructive, would trigger these termination and consent provisions and, unless the necessary approvals and consents are obtained, could adversely affect our ability to continue managing client accounts, resulting in the loss of AUM and a corresponding loss of revenue.

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

        We depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. We make investment decisions on behalf of our clients which could result in substantial losses to them. In order for our classic value investment strategies to yield attractive returns, we expect to have to hold securities for multi-year periods and, therefore, our investment strategies may not perform well in the short term. If our clients suffer significant losses, or are otherwise dissatisfied with our services, we could be subject to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us. For information on our current legal proceedings, see "Part II, Item 1—Legal Proceedings."

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

        Our most recent annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly-public companies.

        The material weaknesses in our internal control over financial reporting that are discussed below were identified in connection with the audit of our 2006 consolidated financial statements, and not in connection with an audit of our internal controls over financial reporting. As discussed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, in May 2007, in connection with their audits of our consolidated financial statements as of and for the year ended December 31, 2006 for the purpose of including such consolidated financial statements in our Registration Statement on Form S-1 (No. 333-1436660), and related prospectus, for our initial public offering, our independent auditors informed us that they identified material weaknesses in our internal control over financial reporting for complex and non-routine transactions, as well as inadequate internal review. The material weaknesses related to errors in our accounting for stock-based compensation, liabilities associated with our existing membership units, and the consolidation of investment partnerships in our consolidated financial statements. The errors occurred as a result of not having sufficient access to accounting resources with technical accounting expertise to analyze complex and non-routine transactions, as well as inadequate internal review. We corrected these errors and believe that the consolidated financial statements included in this report reflect the proper treatment for the complex and non-routine transactions identified by our independent auditors.

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

Fulfilling our public company financial reporting and other regulatory obligations has been and will be expensive and time consuming.

        Since becoming a public company, we have been required to implement specific corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the NYSE. Compliance with these requirements has and will increase our legal and accounting compliance costs and place significant additional demands on our accounting and finance staff, and on our accounting, financial and information systems. We have hired, and may need to hire, additional accounting and finance staff with appropriate public company financial reporting experience and technical accounting knowledge, which has and may increase our compensation expense.

        As described above, our management will be required to conduct an annual assessment of the effectiveness of our internal controls over financial reporting and include a report on our internal controls in our annual reports on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we will be required to have our independent registered public accounting firm attest to and report on the effectiveness of our internal controls over financial reporting. Under current rules, we will be subject to these requirements beginning with our annual report on Form 10-K for our fiscal year ending December 31, 2008. We will continue to incur incremental costs in order to improve our internal control over financial reporting and comply with Section 404 of the Sarbanes-Oxley Act of 2002, including increased auditing and legal fees, and costs associated with hiring additional accounting, internal audit, information technology, compliance and administrative staff.

The historical consolidated financial information included in the current report and our previously filed public company reports may not necessarily be indicative of our future financial results.

        The historical consolidated financial information included in the current report and our previously filed public company reports may not necessarily be indicative of our future financial results. We do not expect our AUM or revenue to grow at the same rate as they grew in the five years ended December 31, 2007. Also, similar growth rates and profitability may not be achievable in the future. As mentioned above, we experienced declines in AUM during the past five quarters, and declines in revenue and profitability during the past four quarters, and there can be no assurance that there will not be continued declines in our AUM, revenue and profitability in the future. Although in 2007, we re-opened the Large Cap Value, Value Service, Small Cap Value, Mid Cap Value and All Cap Value strategies, we may close these strategies again at any time. In addition, the historical consolidated financial information included in the current report and our previously filed public company reports with respect to the periods prior to the consummation of the reorganization of our operating company and the concurrent initial public offering of our Class A common stock on October 30, 2007 do not reflect all the added costs that we expect to incur as a public company. For example, because we operated through a limited liability company prior to October 30, 2007 and paid little or no taxes on our profits, our historical consolidated financial information prior to October 30, 2007 do not reflect the tax impact of our adoption of a corporate holding company structure.

        See "Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements included elsewhere in this report.

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

        Since we apply the same investment process across all of our investment strategies, utilizing one team, and given the overlapping universes of many of our investment strategies, we could have common positions and industry or sector concentrations across many of our investment strategies at the same time. As such, factors leading one of our investment strategies to underperform may lead other strategies to underperform simultaneously. For example, we have been overweight the financial services sector in most of our investment strategies in recent periods, and given this sector has performed poorly during that time period, most of our strategies have been negatively impacted by this.

Our investment strategies may not obtain attractive returns in certain periods or during certain market conditions.

        Our products are best suited for investors with long-term investment horizons. In order for our classic value investment approach to yield attractive returns, we must typically hold securities for an average of over three years. Our investment strategies may not perform well during certain periods of time, as is currently the case. In addition, our strategies may not perform well during points in the economic cycle when value-oriented stocks are relatively less attractive, as has been the case for the past two years. For instance, during the late stages of an economic cycle, investors may purchase relatively expensive stocks in order to obtain access to above average growth, as was the case in the late 1990s. Value-oriented strategies may also experience weakness during periods when the markets are focused on one investment thesis or sector. In 2006, 2007 and year-to-date 2008, our investment strategies have underperformed their respective benchmarks, and there can be no assurance that such underperformance will not continue.

Our investment approach may underperform other investment approaches, which may result in significant withdrawals of client assets or client departures or a reduction in our AUM.

        Even when securities prices are rising generally, portfolio performance can be affected by our investment approach. We employ a classic value investment approach in all of our investment strategies. This investment approach has outperformed the market in some economic and market environments and underperformed it in others. We are currently in a period in which this approach has been underperforming. In particular, a prolonged period in which the growth style of investing outperforms the value style may cause our investment strategy to go out of favor with some clients, consultants or third-party intermediaries. Poor performance relative to peers, coupled with changes in personnel, extensive periods in particular market environments, or other difficulties may result in significant withdrawals of client assets, client departures or a reduction in our AUM.

        We experienced declines in AUM during the past five quarters, and declines in revenue and profitability during the past four quarters, and there can be no assurance that there will not be continued declines in our AUM, revenue and profitability in the future. During the past five quarters, our AUM declined from $30.6 billion at June 30, 2007, to $15.5 billion at September 30, 2008. This decline was due to $11.7 billion in market depreciation and $3.4 billion in net outflows. There was a corresponding decline in revenue and profitability during this period.

Further economic downturns or recessions could impair the financial position and operating results of the companies in which we invest, which could, in turn, harm our operating results.

        Many of the companies in which we have made or will make investments are, and may be, susceptible to economic downturns or recessions. President Bush signed the Emergency Economic Stabilization Act of 2008 ("EESA") into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury would have the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. There can be no assurance what impact the EESA will have on the financial markets, including the extreme levels of volatility currently being experienced. The ultimate effects of EESA on the financial markets, the companies in which we invest, and the economy in general could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.

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

Our Global Value, International Value and European Value investment strategies consist primarily of investments in the securities of issuers located outside of the United States, which may involve foreign currency exchange, political, social and economic uncertainties and risks.

        Our Global Value, International Value and European Value investment strategies, which together represented $2.9 billion of our AUM as September 30, 2008 and may comprise a larger portion of our AUM in the future, are primarily invested in securities of companies located outside the United States. Fluctuations in foreign currency exchange rates could negatively impact the portfolios of our clients who are invested in these strategies. In addition, foreign currency fluctuations may affect the levels of our AUM from one reporting period to another. An increase in the value of the U.S. dollar relative to non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S.-dollar denominated revenue. We do not currently engage in any hedging activities for these portfolios and continue to market these products as unhedged.

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

Risks Related to Our Structure

Our only material asset after completion of the reorganization and our initial public offering on October 30, 2007 is our interest in our operating company, and we are accordingly dependent upon distributions from our operating company to make distributions to our Class A stockholders, and to pay taxes and other expenses.

        We are a holding company and have no material assets other than our ownership of membership units of our operating company. We have no independent means of generating revenue and cash flow. Our operating company is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated to its members, including us, pro rata according to the number of membership units each owns. Accordingly, we incur income taxes on our proportionate share of any net taxable income of our operating company and also incur expenses related to our operations. We intend to cause our operating company to distribute cash to its members in an amount at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of our operating company. To the extent that we need funds to pay our tax or other liabilities or to fund our operations, and our operating company is restricted from making distributions to us under applicable laws or regulations or does not have sufficient earnings to make these distributions, we may have to borrow funds to meet these obligations and run our business and, thus, our liquidity and financial condition could be materially adversely affected. There can be no assurance that funds will be available to borrow under such circumstances on terms acceptable to us, or at all.

We are required to pay the two current members and one former member of our operating company who sold to us an aggregate of 6.1 million membership units of our operating company in October 2007 and the holders of Class B units of our operating company who exchange their Class B units for shares of our Class A common stock most of the tax benefit of any depreciation or amortization deductions we may claim as a result of the tax basis step up we receive in connection with these sales of membership units and any future exchanges of Class B units.

        We used the net proceeds of our October 2007 initial public offering to purchase an aggregate of 6.1 million membership units of our operating company from three of its members, or the selling members. These purchases have and are expected to result in increases in our share of the tax basis in the tangible and intangible assets of our operating company that otherwise would not have been available. Any subsequent exchanges of Class B units of our operating company for shares of our Class A common stock are also expected to result in increases in our share of the tax basis in the tangible and intangible assets of our operating company that otherwise would not have been available. These increases in tax basis have and are expected to reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service, or IRS, might challenge all or part of this tax basis increase, and a court might sustain such a challenge.

        Pursuant to a tax receivable agreement dated October 30, 2007, among the selling members, all holders of Class B units after our October 2007 initial public offering and us, we are required to pay the selling members and any holders of Class B units who elect to exchange their Class B units for shares of our Class A common stock 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increases in tax basis due to the sale to us of 6.1 million membership units in October 2007 and any subsequent exchanges of Class B units for shares of our Class A common stock. The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. We expect that, as a result of the size and increases in our share of the tax basis in the tangible and intangible assets of our operating company attributable to our interest therein, the payments that we may make to these members likely will be substantial. In October 2008, each of the selling members agreed with us to waive any payments that we are or may be required to make to them with respect to the 2008 and 2009 tax years, as a result of their sale to us of an aggregate of 6.1 million membership units in October 2007. There can be no assurance that any of the selling members would grant us similar waivers in the future or that any holder of Class B units would grant us such a waiver related to any future exchanges.

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

  •
  general market and economic conditions.

The market price of our Class A common stock could decline due to the large number of shares of our Class A common stock eligible for future sale upon the exchange of Class B units of our operating company.

        Pursuant to the operating agreement of our operating company, on at least one date designated by us each year (or, if we do not designate a date by September 30th of any year, on October 30th), each holder of Class B units may exchange up to 15% of its Class B units for an equivalent number of shares of our Class A common stock, subject to certain restrictions set forth in the operating agreement. Pursuant to the resale and registration rights agreement, dated October 30, 2007, among the holders of Class B units and us, (i) on at least one date designated by us each year (or, if we do not designate a date by September 30th of any year, on a date that is three business days after October 30th) these holders may resell the shares of Class A common stock issued to them upon the exchange of up to 15% of their Class B units, and (ii) until October 30, 2011, they may only resell these shares in the manner determined by us. In accordance with our obligations under the operating agreement and the resale and registration rights agreement, we intend to designate (i) at least one date between now and October 30, 2009 on which we will allow holders of Class B units to exchange up to an aggregate of approximately 8.7 million Class B units, which represents 15% of the Class B units outstanding immediately after the consummation of our operating company's reorganization on October 30, 2007, for an equivalent number of shares of Class A common stock and (ii) the date or dates and manner in which we will allow these holders to resell these shares. In addition, our board of directors may, in its sole discretion, allow holders of Class B units to make exchanges in amounts exceeding those described above. In the near future, we will be filing a Form S-3 registration statement in order to register our issuance to these holders of the total number of shares of Class A common stock issuable upon exchange of all Class B units outstanding immediately after the consummation of our operating company's reorganization. Although we have not yet designated any exchange or resale dates, if all current holders of Class B units decided to exercise their exchange and resale rights with respect to the one-year period from October 30, 2008 to October 30, 2009, it would result in the issuance and sale of approximately 8.7 million shares our Class A common stock. The market price of our Class A common stock could decline as a result of sales of such a significant number of shares, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate. None of the members of the Executive Committee of Pzena Investment Management, LLC, who beneficially own a substantial majority of the Class B units currently outstanding, have any present plans to sell any shares of Class A common stock.

Control by our Class B stockholders, which include our managing principals, 22 of our other employees and three outside investors, of 97.9% of the combined voting power of our common stock may give rise to conflicts of interest.

        Our Class B stockholders collectively hold approximately 97.9% of the combined voting power of our common stock. Among these stockholders are each of our managing principals, 22 of our other employees and three outside investors. Holders of shares of our Class B common stock have entered into a Class B stockholders' agreement with respect to all shares of Class B common stock then held by them and any additional shares of Class B common stock they may acquire in the future. Pursuant to this agreement, they will vote these shares of Class B common stock together on all matters submitted to a vote of our common stockholders. To the extent that we cause our operating company to issue additional Class B units, which may be granted, subject to vesting, to our employees pursuant to the operating company's 2006 Equity Incentive Plan, these employees will be entitled to receive an equivalent number of shares of our Class B common stock, subject to the condition that they agree to enter into this Class B stockholders' agreement. Each share of our Class B common stock entitles its holder to five votes per share for so long as the Class B stockholders collectively hold 20% of the total number of shares of our common stock outstanding. When a Class B unit is exchanged for a share of our Class A common stock, an unvested Class B unit is forfeited due to the employee holder's failure to satisfy the conditions of the award agreement pursuant to which it was granted, or any Class B unit is forfeited as result of a breach of any restrictive covenants contained in our operating company's amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed by us. For so long as our Class B stockholders hold at least 20% of the total number of shares of our common stock outstanding, they will be able to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of securities, and the declaration and payment of dividends. In addition, they will be able to determine the outcome of all matters requiring approval of stockholders, and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. Our Class B stockholders have the ability to prevent the consummation of mergers, takeovers or other transactions that may be in the best interests of our Class A stockholders. In particular, this concentration of voting power could deprive Class A stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our company, and could ultimately affect the market price of our Class A common stock.

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

On October 28, 2008, we suspended our regular dividend to stockholders, and our ability to pay future regular dividends is limited by the terms and conditions of our debt agreements, and additionally will be subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.

        Due to certain restrictions set forth in our credit agreement and senior subordinated notes, as described above, we have had to suspend our regular dividend payments to stockholders. In the future, our board of directors may, in its discretion, reinstate the dividend at an amount to be determined by it, subject to the restrictions in debt agreements, if then in effect. In addition, as a holding company, we depend upon the ability of our operating company to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses and pay dividends to our stockholders. We expect to cause our operating company to make distributions to its members, including us. However, the ability of our operating company to make such distributions is subject to its operating results, debt agreements to which it is or may be a party, cash requirements and financial condition and applicable Delaware laws (which may limit the amount of funds available for distribution to its members). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may have to reduce or eliminate, the payment of future dividends on our Class A common stock.

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

        None.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

Exhibit	Description of Exhibit
4.1	Pzena Investment Management LLC Senior Subordinated Note for $1,250,000, dated October 28, 2008, issued to The Michele Pzena Family Trust created under the Richard Pzena Descendants Trust dated November 4, 2005, Laura Pzena, Trustee
4.2
Pzena Investment Management LLC Senior Subordinated Note for $1,250,000, dated October 28, 2008, issued to The Daniel Pzena Family Trust created under the Richard Pzena Descendants Trust dated November 4, 2005, Jeffrey Pzena and William Pearce, Trustees
4.3
Pzena Investment Management LLC Senior Subordinated Note for $1,250,000, dated October 28, 2008, issued to The Aaron Pzena Family Trust created under the Richard Pzena Descendants Trust dated November 4, 2005, Edward Fisher, Trustee
4.4
Pzena Investment Management LLC Senior Subordinated Note for $1,250,000, dated October 28, 2008, issued to The Eric Pzena Family Trust created under the Richard Pzena Descendants Trust dated November 4, 2005, Robin Buchalter, Trustee
4.5
Pzena Investment Management LLC Senior Subordinated Note for $5,000,000, dated October 28, 2008, issued to The Pzena Family 1996 Irrevocable Trust between Richard S. Pzena and Wendy M. Pzena dated December 30, 1996, Gregory Sawers, Trustee
4.6	Pzena Investment Management LLC Senior Subordinated Note for $5,000,000, dated October 28, 2008, issued to Milestone Associates, L.L.C.
4.7	Pzena Investment Management LLC Senior Subordinated Note for $1,000,000, dated October 28, 2008, issued to Amelia Jones Feinberg
10.1
Amendment No. 2 to Credit Agreement and Limited Consent and Waiver, dated as of September 22, 2008, among Pzena Investment Management, LLC as Borrower, Pzena Alternative Investments LLC as Guarantor, and Bank of America, N.A. as Administrative Agent and Lender(1)
10.2
Amendment No. 3 to Credit Agreement and Limited Consent and Waiver, dated October 28, 2008, among Pzena Investment Management, LLC, as the Borrower, Pzena Alternative Investments, LLC, as Guarantor, and Bank of America, N.A., as Administrative Agent and Lender
10.3
Security Agreement, dated as of October 28, 2008, among Pzena Investment Management, LLC, Pzena Alternative Investments, LLC, and Bank of America, N.A., as Administrative Agent for each of the Secured Parties named therein
10.4	Pzena Investment Management, LLC Amended and Restated Bonus Plan
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2008

PZENA INVESTMENT MANAGEMENT, INC.
By:	/s/ RICHARD S. PZENA Name: Richard S. Pzena Title: Chief Executive Officer
By:	/s/ WAYNE A. PALLADINO Name: Wayne A. Palladino Title: Chief Financial Officer

QuickLinks

PZENA INVESTMENT MANAGEMENT, INC. FORM 10-Q TABLE OF CONTENTS
EXPLANATORY NOTE
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
  Item 1. Financial Statements
PZENA INVESTMENT MANAGEMENT, INC. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except share and per-share amounts)
PZENA INVESTMENT MANAGEMENT, INC. (Prior to October 30, 2007—Pzena Investment Management, LLC) UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per-share amounts)
PZENA INVESTMENT MANAGEMENT, INC. (Prior to October 30, 2007—Pzena Investment Management, LLC) UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
PZENA INVESTMENT MANAGEMENT, INC. (Prior to October 30, 2007—Pzena Investment Management, LLC) Unaudited Notes to the Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4T. Controls and Procedures.
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES