Form 10-K
period 2008-12-31
Pzena Investment Management, Inc.
filed 2009-03-13
CIK 1399249

Use these links to rapidly review the document
TABLE OF CONTENTS
PART IV
INDEX TO FINANCIAL STATEMENTS OF PZENA INVESTMENT MANAGEMENT, INC. AND PZENA INVESTMENT MANAGEMENT, LLC

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2008, the last business day of its most recently completed second fiscal quarter, was approximately $78,135,783 based on the closing sale price of $12.76 per share of Class A common stock of the registrant on such date on the New York Stock Exchange. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.

As of March 3, 2009, there were 8,633,041 outstanding shares of the registrant's Class A common stock, par value $0.01 per share.

As of March 3, 2009, there were 55,559,751 outstanding shares of the registrant's Class B common stock, par value $0.000001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

  •
  our financing plans and the availability of short- or long-term borrowing, or equity financing;

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

ii

Preliminary Notes

        In this Annual Report on Form 10-K, "we," "our," and "us" refers to Pzena Investment Management, Inc. (also referred to as the "Company") and its consolidated subsidiaries, except that, prior to the consummation of our initial public offering and the reorganization on October 30, 2007, these terms refer to Pzena Investment Management, LLC and its consolidated subsidiaries.

        Each Russell Index referred to in this Annual Report is a registered trademark or trade name of The Frank Russell Company®. The Frank Russell Company® is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to herein.

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

PART I.

ITEM 1—BUSINESS

Reorganization

        On May 8, 2007, we were incorporated in Delaware. Prior to the consummation of our initial public offering on October 30, 2007, our business was conducted through Pzena Investment Management, LLC, which we refer to as our operating company. Immediately prior to the consummation of our initial public offering, the members of our operating company consisted of 23 of our employees, two outside investors (one of whom currently serves on our board of directors) and one former employee. Concurrently with the consummation of our initial public offering, we acquired approximately 9.5% of the then outstanding membership units of Pzena Investment Management, LLC from its three non-employee members and these membership units were reclassified as "Class A units." Simultaneously, the remaining approximately 90.5% of the then outstanding membership units of Pzena Investment Management, LLC that were held by our 23 employees and two outside investors were reclassified as "Class B units."

        After we acquired the membership units from the three non-employee members of Pzena Investment Management, LLC, our only material asset became our ownership of approximately 9.5% of the then total membership units of Pzena Investment Management, LLC and our only business became acting as its sole managing member.

        Class A units and Class B units of our operating company have the same economic rights per unit. Our Class A common stock and our Class B common stock have different voting and economic rights. Our Class B common stock has the super-voting rights described below, but the holders thereof do not have the right to share in dividends and are only entitled to receive the par value of their shares in the event of liquidation.

        Immediately after the consummation of the reorganization and our initial public offering, the holders of our Class A common stock and the holders of Class B units of Pzena Investment Management, LLC held approximately 9.5% and 90.5%, respectively, of the then economic interests in our business.

        For each membership unit of Pzena Investment Management, LLC that was reclassified as a Class B unit in the reorganization, we issued the holder one share of our Class B common stock in exchange for the payment of its par value. Each share of our Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of our common stock outstanding. From this time and thereafter, each share of our Class B common stock will entitle its holder to one vote. As of December 31, 2008, the holders of Class B common stock had 97.9% of the combined voting power of our common stock. When a Class B unit is exchanged for a share of our Class A common stock or forfeited, a corresponding share of our Class B common stock is automatically redeemed and cancelled by us. Conversely, to the extent that we cause Pzena Investment Management, LLC to issue additional Class B units to our employees pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan, which we refer to as the PIM LLC 2006 Equity Incentive Plan, these additional holders of Class B units are entitled to receive a corresponding number of shares of our Class B common stock (including if the Class B units awarded are subject to vesting) and, therefore, the voting power of our Class B stockholders would increase.

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

        The graphic below illustrates our holding company structure and ownership as of December 31, 2008.

(1)
As of December 31, 2008, the members of Pzena Investment Management, LLC, other than us, consisted of:

•
Richard S. Pzena, John P. Goetz, A. Rama Krishna and William L. Lipsey, the four members of Pzena Investment Management, LLC's executive committee, or Executive Committee, and their respective estate planning vehicles, who collectively held approximately 65.0% of the economic interests in us.

  •
  22 of our other employees, including our Chief Financial Officer, Wayne A. Palladino, who collectively held approximately 11.6% of the economic interests in us.

  •
  the two original outside investors in Pzena Investment Management, LLC (one of whom currently serves on our board of directors), and one former employee, who collectively held approximately 13.7% of the economic interests in us (with the Executive Committee and the 22 employee members, the Principals).

(2)
Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of our capital stock to receive distributions, except that Class B common stockholders have the right to receive the par value of the Class B common stock upon our liquidation, dissolution or winding up.

(3)
Each share of Class B common stock is entitled to five votes per share for so long as the number of shares of Class B common stock outstanding represents at least 20% of all shares of common stock outstanding. Class B common stockholders have the right to receive the par value of the Class B common stock upon our liquidation, dissolution or winding up, but do not share in dividends.

(4)
As of December 31, 2008, we held 6,187,068 Class A units of Pzena Investment Management, LLC, which represented the right to receive 9.6% of the distributions made by Pzena Investment Management, LLC.

(5)
As of December 31, 2008, the Principals collectively held 57,975,724 Class B units of Pzena Investment Management, LLC, which represented the right to receive 90.4% of the distributions made by Pzena Investment Management, LLC.

Overview

        Pzena Investment Management, Inc. is the sole managing member of Pzena Investment Management, LLC, which is our operating company. Founded in late 1995, Pzena Investment Management, LLC is a value-oriented investment management firm. We believe that we have established a positive, team-oriented culture that enables us to attract and retain very qualified people. Over the past thirteen years, we have built a diverse, global client base of respected and sophisticated institutional investors, high net worth individuals and select third-party distributed mutual funds for which we act as sub-investment adviser.

        We utilize a classic value approach to investing and seek to make investments in good businesses at low prices. Our approach and process have helped us achieve attractive returns over the long term. As of December 31, 2008, we managed assets in twelve value-oriented investment strategies across a wide range of market capitalizations in both U.S. and international capital markets. Our assets under management, or AUM, were $10.7 billion at December 31, 2008 and we managed money on behalf of institutions and high net worth individuals and acted as sub-investment adviser to eleven SEC-registered mutual funds and ten offshore funds.

        Our investment discipline and our commitment to a classic value approach have been important elements of our success. We construct concentrated portfolios selected through a rigorous fundamental research process similar to the approach of a private equity investor. Our investment decisions are not motivated by short-term results or aimed at closely tracking specific market benchmarks. Generating excess returns by utilizing a classic value investment approach requires:

  •
  willingness to invest in companies before their stock prices reflect signs of business improvement, and

  •
  significant patience, based upon our understanding of the business' fundamentals, and our long-term investment horizon.

        As of December 31, 2008, we had 68 employees, including 26 employee members who collectively owned 76.6% of the ownership interests in our operating company. Our operating company is led by its four-person Executive Committee, consisting of Richard S. Pzena, John P. Goetz, A. Rama Krishna and William L. Lipsey.

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

  •
  Consistency of Investment Process.  Since our inception over thirteen years ago, we have utilized a classic value investment approach and a systematic, disciplined investment process to construct portfolios for our investment strategies in the U.S. and international markets across all market capitalizations. The consistency of our process has allowed us to leverage the same investment team to launch new products. We believe that our consistent investment process has resulted in strong brand recognition of our firm in the investment community.

  •
  Diverse and High Quality Client Base.  We believe that we have developed a favorable reputation in the institutional investment community. This is evidenced by our strong relationships with consultants and the diversity and sophistication of our investors.

    With the exception of two of our sub-advised accounts, which represented 22.0% and 3.0% of our AUM as of December 31, 2008, respectively, and one separately-managed account, which represented 3.8% of our AUM, no single account represented more than 3% of our AUM as of December 31, 2008.

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

  •
  Culture of Ownership.  We believe in significant ownership of our business by the key contributors to our success. Since our inception, we have communicated to all our employees that they have the opportunity to become partners in our operating company. As of December 31, 2008, we had 26 employee owners positioned within all functional areas of the firm. We believe this ownership model results in a shared sense of purpose with our clients and their advisers. We intend to continue fostering a culture of ownership through our equity incentive plans, which are designed to align our team's interests with those of our stockholders and clients. We believe this culture of ownership contributes to our low staff turnover, team orientation and connection with clients.

Our Business Strategy

        The key to our success is continued long-term investment performance. In conjunction with this, we believe the following strategies will enable us to grow our business over time.

  •
  Unwavering Focus on Investment Excellence.  We view our unwavering focus on long-term investment excellence to be the key driver of our business success.

  •
  Fill Excess Capacity in Domestic Strategies.  Currently, all of our domestic strategies are open to new investors. We are actively marketing these domestic strategies.

  •
  Capitalize on Growth Opportunities in Our International Value and Global Value Strategies.  Since our inception, we have made it a practice to leverage our knowledge of value investing and our investment processes to create new investment strategies for our clients. In early 2004, this manifested itself in the launch of our International Value and Global Value investment strategies. Among both institutional and retail investors industry-wide, over the past few years, there has been increasing levels of investments in portfolios including non-U.S. equities. As of December 31, 2008, the total AUM in our International Value and Global Value strategies was $2.1 billion.

  •
  Employ Our Proven Process to Introduce New Products.  We anticipate continuing to offer new investment strategies over time, on a measured basis, consistent with our past practice. Since December 31, 2003, we introduced seven of the twelve investment strategies we offered as of December 31, 2008, which collectively represented 21.4% of our total AUM as of that date. These strategies are Global Value, International Value, Diversified Value, Mega Cap Value, Financial Opportunities Service, European Value, and International Diversified Value. We believe that we will continue to be able to launch new products utilizing our proven investment process.

  •
  Work with Our Strong Consultant Relationships.  We believe that we have built strong relationships with the leading investment consulting firms who advise potential institutional clients. Historically, new accounts sourced through consultant-led searches have been a large driver of our inflows and are expected to be a major component of our future inflows.

  •
  Expand Our Non-U.S. Client Base.  In recent years, we have increased our efforts to develop our non-U.S. client base. Through our strong relationships with global consultants, we have been able to accelerate the development of our relationships with their non-U.S. branches. Over time, we aim to achieve considerable growth of this client base through these relationships and by directly calling on the world's largest institutional investors. To date, these marketing efforts have resulted in clients in the UK, Australia and Canada. We have also sought to expand our non-U.S. base through our relationships with non-U.S. mutual funds and other investment fund advisors. As of December 31, 2008, we managed $2.5 billion in separate accounts, commingled funds and sub-advised funds on behalf of non-U.S. clients.

Our Investment Team

        We believe we have built an investment team that is well-suited to implementing our classic value investment strategy. The members of our investment team have a diverse set of backgrounds including former corporate management, private equity, management consulting, legal, accounting and Wall Street professionals. Their diverse business backgrounds are instrumental in enabling us to make investments in companies where we would be comfortable owning the entire business for a three- to five-year period. We look beyond temporary earnings shortfalls that result in stock price declines, which may lead others to forego investment opportunities, if we believe the long-term fundamentals of a company remain attractive.

        As of December 31, 2008, we had a 20-member investment team. Each member serves as a research analyst, and certain members of the team also have portfolio management responsibilities. There are three portfolio managers for each investment strategy. These three managers have joint decision-making responsibility, and each has "veto authority" over all decisions regarding the relevant portfolio. For each of our current investment strategies, these three senior members are identified under "—Our Investment Strategies." Research analysts have sector and company-level research responsibilities which span all of our investment strategies, including those with an international focus. In order to facilitate the professional development of our team, and to keep a fresh perspective on our portfolio companies, our research analysts rotate industry coverage every three years.

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

Our Investment Strategies

        As of December 31, 2008, our approximately $10.7 billion in AUM were invested in twelve value-oriented investment strategies, representing distinct capitalization segments of U.S. and international markets. The following table describes the largest of our current investment strategies, and the allocation of our approximately $10.7 billion in AUM among them, as of December 31, 2008.

Strategy	Portfolio Managers(1)	AUM
		(in billions)
Large Cap Value	DeSpirito, Goetz and Pzena	$5.6
Value Service	Cai, Goetz and Pzena	1.8
Global Value	Krishna, Goetz and Peterson	1.9
Small Cap Value	Silver, Goetz and Pzena	0.6
International Value	Krishna, Goetz and Peterson	0.2
Mid Cap Value	Tandon, Goetz and Pzena	0.2
All Cap Value	Kohn, Goetz and Pzena	0.1
Other Strategies	N/A	0.3

Total		$10.7

(1)
The first portfolio manager listed has day-to-day responsibility for implementing the investment strategy.

        We understand that our ability to retain and grow assets as a firm has been, and will be, driven primarily by delivering attractive investment results to our clients. As a consequence, we have prioritized, and will continue to prioritize, investment performance over asset accumulation. Where we deemed it necessary, we have, at times, closed certain products to new investors in order to preserve capacity to effectively implement our concentrated investment strategies for the benefit of existing clients. Currently, all of our investment strategies are open to new investors.

        Our seven largest investment strategies as of December 31, 2008 are further described below. We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy's investment universe, as well as the regions in which we invest. While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary as described below.

        Large Cap Value.    We screen a universe of the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio of 30 to 40 stocks. We launched this strategy in October 2000.

        Value Service.    We screen a universe of the 1,000 largest U.S.-listed companies, based on market capitalization, to build a portfolio of 30 to 40 stocks. We launched this strategy in January 1996.

        Global Value.    We screen a universe of the 1,500 largest non U.S.-listed companies, based on market capitalization, and the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio of 40 to 60 stocks. We launched this strategy in January 2004.

        Small Cap Value.    We screen a universe of U.S.-listed companies ranked from the 1,001th to 3,000th largest, based on market capitalization, to build a portfolio of 40 to 50 stocks. We launched this strategy in January 1996.

        International Value.    We screen a universe of the 1,500 largest non U.S.-listed companies, based on market capitalization, to build a portfolio of 30 to 50 stocks. We launched this strategy in January 2004.

        Mid Cap Value.    We screen a universe of U.S.-listed companies ranked from the 201st to 1,200th largest, based on market capitalization, to build a portfolio of 30 to 40 stocks. We launched this strategy in September 1998.

        All Cap Value.    We screen a universe of the 3,000 largest U.S.-listed companies, based on market capitalization, to build a portfolio of approximately 25 stocks. We launched this strategy in May 2001.

        Other Strategies.    Our five other investment strategies are: Financial Opportunities Service, Diversified Value, Mega Cap Value, European Value, and International Diversified Value.

Our Product Development Approach

        Historically, a major component of our growth has been the development of new products. Prior to seeding a new product, we perform in-depth research on the potential market for the product, as well as its overall compatibility with our investment expertise. This process involves analysis by our client team, as well as by our investment professionals. We will only launch a new product if we believe that it can add value to a client's investment portfolio. If appropriate, we create partnerships with third parties to enhance the distribution of a product or add expertise that we do not have in-house. Prior to marketing a new product, we generally incubate the product for a period of one to five years. Products are incubated using primarily our own capital, typically along with an outside investor, so that we can test and refine our investment strategy and process before actively marketing the product to our clients.

        Furthermore, we continually seek to identify opportunities to extend our investment process into new markets or to apply it in different ways to offer clients additional strategies. This led to the introduction of our Global Value and International Value strategies in 2004 and, more recently, to the introduction of our Mega Cap Value, Diversified Value, Financial Opportunities Service, European Value, and International Diversified Value strategies. We are currently incubating several products, which we believe may be attractive to our clients in the future.

Our Investment Performance

        Since we are long-term fundamental investors, we believe that our investment strategies yield the most benefits, and are best evaluated, over a long-term timeframe.

        The following table indicates the annualized returns, gross and net (which represents annualized returns prior to and after payment of advisory fees, respectively), of our seven largest investment strategies from their inception to December 31, 2008, and in the five-year, three-year, and one-year periods ended December 31, 2008, relative to the performance of: (i) the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy, and (ii) the S&P 500® Index, which is provided for the limited purpose of providing a comparison to the broader equity market.

	Period Ended December 31, 2008(1)
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (October 2000)
Annualized Gross Returns	(0.1)%	(5.7)%	(16.8)%	(44.1)%
Annualized Net Returns	(0.6)%	(6.2)%	(17.2)%	(44.4)%
Russell 1000® Value Index	0.4%	(0.8)%	(8.3)%	(36.9)%
S&P 500® Index	(3.8)%	(2.2)%	(8.4)%	(37.0)%
Value Service (January 1996)
Annualized Gross Returns	7.8%	(5.3)%	(16.4)%	(43.7)%
Annualized Net Returns	7.0%	(6.0)%	(17.0)%	(44.2)%
Russell 1000® Value Index	6.2%	(0.8)%	(8.3)%	(36.9)%
S&P 500® Index	4.8%	(2.2)%	(8.4)%	(37.0)%
Global Value (January 2004)
Annualized Gross Returns	(4.8)%	(4.8)%	(17.8)%	(48.7)%
Annualized Net Returns	(5.5)%	(5.5)%	(18.4)%	(49.1)%
MSCI World(SM) Index—Net/US$(2)	(0.5)%	(0.5)%	(8.1)%	(40.7)%
S&P 500® Index	(2.2)%	(2.2)%	(8.4)%	(37.0)%
Small Cap Value (January 1996)
Annualized Gross Returns	11.1%	(0.3)%	(9.3)%	(30.2)%
Annualized Net Returns	9.8%	(1.3)%	(10.2)%	(31.0)%
Russell 2000® Value Index	8.0%	0.3%	(7.5)%	(28.9)%
S&P 500® Index	4.8%	(2.2)%	(8.4)%	(37.0)%
International Value (January 2004)
Annualized Gross Returns	(2.3)%	(2.3)%	(14.9)%	(46.2)%
Annualized Net Returns	(3.1)%	(3.1)%	(15.6)%	(46.8)%
MSCI EAFE® Index—Net/US$(2)	1.7%	1.7%	(7.4)%	(43.4)%
S&P 500® Index	(2.2)%	(2.2)%	(8.4)%	(37.0)%
Mid Cap Value (September 1998)
Annualized Gross Returns	8.2%	(2.9)%	(13.2)%	(39.0)%
Annualized Net Returns	7.5%	(3.6)%	(13.9)%	(39.5)%
Russell Mid Cap® Value Index	6.2%	0.3%	(10.0)%	(38.4)%
S&P 500® Index	1.1%	(2.2)%	(8.4)%	(37.0)%
All Cap Value (May 2001)
Annualized Gross Returns	2.7%	(5.0)%	(17.4)%	(44.5)%
Annualized Net Returns	1.6%	(6.0)%	(18.3)%	(45.1)%
Russell 3000® Value Index	0.5%	(0.7)%	(8.3)%	(36.3)%
S&P 500® Index	(2.4)%	(2.2)%	(8.4)%	(37.0)%

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

        As of December 31, 2008, we sub-advised eleven SEC-registered mutual funds pursuant to sub-investment advisory agreements which generally have initial two-year terms, subject to the applicable requirements of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, and are renewable only if approved annually by the funds' board of directors after the initial term. In addition, we sub-advise ten offshore funds. Pursuant to these agreements, we are generally paid a management fee according to a schedule, in which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed rate management fees. Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of assets under management, are lower than the advisory fees we earn on our separately-managed accounts.

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

Our Client Relationships and Distribution Approach

        We manage separate accounts on behalf of institutions and high net worth individuals and, as of December 31, 2008, acted as sub-investment adviser for eleven SEC-registered mutual funds and ten offshore funds. We believe that strong relationships with our clients are critical to our ability to succeed and to grow our AUM. In building these relationships, we have focused our efforts where we can efficiently access and service large pools of sophisticated clients with our team of dedicated marketing and client service professionals. We distribute our products to institutions and individuals primarily through the efforts of our internal sales team, who calls on them directly and on the consultants who serve them, as well as through the marketing programs of our sub-investment advisory partners. Since our objective is to attract long-term investors with an investment horizon in excess of three years, our sales and client service efforts focus on educating our investors regarding our disciplined value investment process and philosophy.

        Our marketing effort is led by our four person sales team, which is responsible for:

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

        We currently sub-advise four mutual funds that are advised by John Hancock Advisers. As of December 31, 2008, these four mutual funds represented $2.4 billion, or 22.4% of our AUM. For the years ended December 31, 2008, 2007, and 2006, approximately 13.9%, 20.4% and 20.3%, respectively, of our total revenue was generated from our sub-investment advisory agreements for these four mutual funds. Our sub-investment advisory agreement with the John Hancock Classic Value Fund represented all, or substantially all, of this revenue during these periods. John Hancock Advisers has notified us that during 2009 it will be liquidating or reorganizing a number of mutual funds that it deems to have an insufficient level of assets. As part of this initiative, the John Hancock Classic Value Fund II will be reorganized into another John Hancock mutual fund not sub-advised by us, and the John Hancock International Classic Value Fund will be liquidated. The aggregate AUM in these two funds as of December 31, 2008 was $46.4 million and represented 0.4% of our AUM. The revenue generated from our sub-advisory agreements with these two funds for the years ended December 31, 2008, 2007 and 2006 was 0.3%, 0.4% and 0.1% of our total revenues for those years. These actions by John Hancock will not have a material impact on our financial position or results of operations. We have selectively established relationships with other mutual fund and fund providers in the United States, who offer us opportunities to efficiently access new market segments through sub-investment advisory roles. We have also established relationships with fund providers outside the United States, such as BNP Paribas Asset Management, for which we sub-advise the Parvest U.S. Value Fund.

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

Employees

        At December 31, 2008, we had 68 full-time employees. This consists of 23 research department personnel; 3 traders; 12 client service and marketing personnel; 15 employees in operations; 14 legal, compliance and finance personnel and 1 other employee.

Available Information

        We maintain an Internet website at www.pzena.com. The contents of our website are not part of, nor are they incorporated by reference into, this Annual Report on Form 10-K.

        We make available free of charge through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practicable after they are electronically filed with the Securities Exchange Commission. To retrieve these reports and any amendments thereto, visit the Investor Relations section of our website.

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

SEC Regulation

        Our operating company, Pzena Investment Management, LLC, is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Investment Advisers Act of 1940, as amended, which we refer to as the Investment Advisers Act, and the SEC's regulations thereunder, as well as to examination by the SEC's staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of our business and our relationships with our clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, conflicts of interest, advertising, recordkeeping, reporting and disclosure requirements. Eleven of the funds for which Pzena Investment Management, LLC acts as the sub-investment adviser are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their advisers. Moreover, an investment adviser's contract with a registered fund may be terminated by the fund on not more than 60 days' notice, and is subject to annual renewal by the fund's board after an initial two-year term. Both the Investment Advisers Act and the Investment Company Act regulate the "assignment" of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser's registration. The failure of Pzena Investment Management, LLC, or the registered funds for which Pzena Investment Management, LLC acts as sub-investment adviser, to comply with the requirements of the SEC could have a material adverse effect on us.

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

Foreign Regulation

        Pzena Investment Management, LLC is registered as a limited market dealer and international adviser (investment counsel and portfolio manager) in Ontario, Canada. As an international adviser, Pzena Investment Management, LLC is only permitted to provide advice in Ontario to certain institutional and high net worth individual clients. As a limited market dealer, Pzena Investment Management, LLC is permitted to act as a market intermediary for only certain types of trades.

        An international adviser must, upon the request of the Ontario Securities Commission, or OSC, produce all books, papers, documents, records and correspondence relating to its activities in Ontario, and inform the OSC if it becomes the subject of an investigation or disciplinary action by any financial services or securities regulatory authority or self-regulatory authority.

        Pzena Investment Management, LLC is registered as a foreign adviser in British Columbia, Canada. As a foreign adviser, Pzena Investment Management, LLC is only permitted to provide advice in British Columbia to certain "accredited investors", as that term is defined in applicable regulations in British Columbia.

        As a foreign adviser, Pzena Investment Management, LLC must provide the Executive Director of the British Columbia Securities Commission, or the BCSC, with copies of any sales or financial compliance audits that it receives from the SEC within 30 days of receipt of such audit and must provide the Executive Director with copies of any Regulatory Action Disclosure Reporting Pages that it files with the SEC. Pzena Investment Management, LLC must also immediately inform the Executive Director if it becomes the subject of an investigation or disciplinary action by any financial services or securities regulatory authority or self-regulatory authority, or if it ceases to meet the minimum working capital requirement and bonding requirement.

        Pzena Investment Management, LLC is currently registered under the Securities Act (Alberta) as a portfolio manager and investment counsel (foreign) in Alberta, Canada. In this capacity, Pzena Investment Management, LLC is only permitted to provide advice in Alberta to certain institutional and high net worth individual clients.

        A portfolio manager and investment counsel (foreign) must, upon the request of the Alberta Securities Commission, or ASC, provide ASC with access to all books and records; it must inform the Executive Director of ASC if Pzena Investment Management, LCC becomes the subject of an investigation or disciplinary action by any other regulatory authority; and Pzena Investment Management, LLC must file with the Executive Director such reports about its activities in Alberta as the Executive Director may from time to time require.

Compliance

        Our firm maintains a Legal and Compliance Department with four full-time lawyers, including our General Counsel and Chief Compliance Officer. Other members of the firm also devote significant time to compliance matters. For example, our four managing principals and our Chief Administrative Officer each perform compliance-related tasks and each is supported by employees who report directly to them and provide compliance-related information to our General Counsel and Chief Compliance Officer.

ITEM 1A.    RISK FACTORS.

        We face a variety of significant and diverse risks, many of which are inherent in our business. Described below are certain risks that we currently believe could materially affect us. Other risks and uncertainties that we do not presently consider to be material, or of which we are not presently aware, may become important factors that affect us in the future. The occurrence of any of the risks discussed below, or such other risks, could materially and adversely affect our business, prospects, financial condition, results of operations or cash flow.

Risks Related to Our Business

We depend on Richard S. Pzena, John P. Goetz, A. Rama Krishna and William L. Lipsey and the loss of the services of any of them could have a material adverse effect on us.

        The success of our business depends on the participation of Richard S. Pzena, John P. Goetz, A. Rama Krishna and William L. Lipsey, whom we collectively refer to as our managing principals, and who also act as our operating company's Executive Committee. Their professional reputations, expertise in investing and relationships with our clients and within the investing community in the U.S. and abroad, are critical elements to executing our business strategy and attracting and retaining clients. Accordingly, the retention of our managing principals is crucial to our future success. There is no guarantee that they will not resign, join our competitors or form a competing company. The terms of the current operating agreement of our operating company restrict each of Messrs. Pzena, Goetz and Lipsey from competing with us or soliciting our clients or other employees during the term of their employment with us and for three years thereafter. Under the terms of his employment agreement, Mr. Krishna has agreed not to compete with us for a period of 18 months following (i) his notice of resignation, which must be given six months prior to the termination of his employment with us pursuant to his agreement, or (ii) the date of any other termination of his employment with us. The penalty for their breach of these restrictive covenants will be the forfeiture of a number of Class B units held by the managing principal that is equal to 50% of the number of membership units collectively held by the managing principal and his permitted transferees as of the earlier of the date of his breach or the termination of his employment, unless our board of directors, in its sole discretion, determines otherwise. Although we may also seek specific performance of these restrictive covenants, there can be no assurance that we would be successful in obtaining this relief. Further, after this post-employment restrictive period, we will not be able to prohibit them from competing with us or soliciting our clients or employees. If any of our managing principals were to join a competitor or form a competing company, some of our current clients or other prominent members of the investing community could choose to invest with that competitor rather than us. Furthermore, we do not carry any "key man" insurance that would provide us with proceeds in the event of the death or disability of any of our managing principals. The loss of the services of any of our managing principals could have a material adverse effect on our business and could impact our future performance.

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

        In 2006, 2007 and 2008, our investment strategies have underperformed their respective benchmarks, and there can be no assurance that such underperformance will not continue. The annualized gross returns (which represents annualized returns prior to payment of advisory fees) of our Large Cap Value strategy (which represented approximately 53.2% of our AUM as of December 31, 2008) for the 1-year, 3-year, 5-year and since inception (October 2000) periods ended December 31, 2008 were (44.1) %, (16.8) %, (5.7)%, and (0.1)%, respectively. This compares to the returns of the Russell 1000® Value Index, the market index most commonly used by our clients to compare the performance of our Large Cap Value strategy, during the same periods of (36.9) %, (8.3)%, (0.8)%, and 0.4%, respectively.

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

        We currently act as a sub-investment adviser to the John Hancock Classic Value Fund, the John Hancock Classic Value Fund II, the John Hancock International Classic Value Fund and the John Hancock Classic Value Mega Cap Fund, each of which are SEC-registered mutual funds advised by John Hancock Advisers. Our sub-investment advisory relationships with these four mutual funds represented, in the aggregate, 22.4% and 26.3% of our AUM at December 31, 2008 and December 31, 2007, respectively. For the years ended December 31, 2008, 2007 and 2006, 13.9%, 20.4% and 20.3%, respectively, of our total revenue was generated from these relationships. Our sub-investment advisory agreement with the John Hancock Classic Value Fund represented all, or substantially all, of this revenue during these periods. There can be no assurance that our agreements with respect to these mutual funds will remain in place. In addition, these agreements would terminate automatically in the event that the investment management agreement between John Hancock Advisers and each individual fund is assigned or terminated. Such a termination of our sub-investment advisory agreements would significantly reduce our revenues and we may not be able to establish relationships with other mutual funds' investment advisers and/or significant institutional separate accounts in order to replace the lost revenues. John Hancock Advisers has notified us that during 2009 it will be liquidating or reorganizing a number of mutual funds that it deems to have an insufficient level of assets. As part of this initiative, the John Hancock Classic Value Fund II will be reorganized into another John Hancock mutual fund not sub-advised by us, and the John Hancock International Classic Value Fund will be liquidated. The aggregate AUM in these two funds as of December 31, 2008 was $46.4 million and represented 0.4% of our AUM. The revenue generated from our sub-advisory agreements with these two funds for the years ended December 31, 2008, 2007 and 2006 was 0.3%, 0.4% and 0.1% of our total revenues for those years. These actions by John Hancock will not have a material impact on our financial position or results of operations.

Because our clients can reduce the amount of assets we manage for them, or terminate our agreements with them, on short notice, we may experience unexpected declines in revenue and profitability.

        Our investment advisory and sub-investment advisory agreements are generally terminable upon short notice. Our sub-investment advisory agreements with eleven SEC-registered mutual funds, such as the four mutual funds advised by John Hancock Advisers, each have an initial two-year term and are subject to annual renewal by the fund's board of directors pursuant to the Investment Company Act of 1940, as amended, or the Investment Company Act. Nine of these eleven sub-investment advisory agreements are beyond their initial two-year term, as of December 31, 2008, including the agreement for the John Hancock Classic Value Fund. Institutional and individual clients, and the funds with which we have sub-investment advisory agreements, can terminate their relationships with us, or reduce the aggregate amount of AUM, for a number of reasons, including investment performance, changes in prevailing interest rates, and financial market performance, or to shift their funds to competitors who may charge lower advisory fee rates, or for no stated reason. Poor performance relative to that of other investment management firms tends to result in decreased investments in our investment strategies, increased withdrawals from our investment strategies and the loss of institutional or individual accounts or sub-investment advisory relationships. In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services. If our investment advisory agreements are terminated, or our clients reduce the amount of AUM, either of which may occur on short notice, we may experience declines in revenue and profitability.

        We experienced declines in AUM during the past six quarters, and declines in revenue and profitability during the past five quarters, and there can be no assurance that there will not be continued declines in our AUM, revenue and profitability in the future. During the past six quarters, our AUM declined from $30.6 billion at June 30, 2007, to $10.7 billion at December 31, 2008. This decline was due to $15.6 billion in market depreciation and $4.3 billion in net outflows. There was a corresponding decline in revenue and profitability during this period. During the past six quarters, our AUM in separately-managed accounts declined from $16.5 billion at June 30, 2007, to $6.4 billion at December 31, 2008. This decline was due to $9.2 billion in market depreciation and net outflows of $0.9 billion. During the past six quarters, our AUM in sub-advised funds declined from $14.1 billion at June 30, 2007 to $4.3 billion at December 31 2008. This decline was due to $6.4 billion in market depreciation and net outflows of $3.4 billion. Our advisory agreement with the John Hancock Classic Value Fund represented the majority of our sub-advised assets during this period.

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

        As mentioned above, we experienced declines in AUM during the past six quarters, and declines in revenue and profitability during the past five quarters, and there can be no assurance that there will not be continued declines in our AUM, revenue and profitability in the future.

The volatility and disruption of the capital and credit markets, and adverse changes in the global economy have negatively impacted our AUM, revenues and profitability.

        The capital and credit markets have been experiencing volatility and disruption for more than a year. The global financial crisis that began in 2007 worsened during the second half of 2008 and continued into 2009. The decline in global market conditions has resulted, and may continue to result, in decreases in our AUM and revenues. Such declines may adversely impact our operating results, financial condition, and liquidity. We believe the disruption in the financial markets continues to cause widespread investor uncertainty. We cannot predict how long the global financial crisis will last or what its impact will be on our financial results. If U.S. and international financial markets continue to experience negative performance and volatility, demand for our products and services may decline, and our revenue, profitability, liquidity, and other financial results could suffer.

U.S. and international credit markets and economic conditions could adversely affect our liquidity and financial condition. The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have an adverse effect on our results of operations and business.

        Global markets and economic conditions continue to be volatile, causing disruption, which has been particularly acute in the financial sector. Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, financial condition and profitability. The cost and availability of funds may be adversely affected by illiquid credit markets. Some lenders are imposing more stringent restrictions on the terms of credit, and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to obtain additional financing, if we require it in the future, or, if financing is available, it may be subject to significant restrictive covenants. The negative impact of the recent adverse changes in the credit markets may have an adverse effect on our results of operations and business. Federal and state governments have passed additional legislation responsive to current credit conditions, but the impact on us is uncertain.

Our periodic interest and amortization payment obligations under our financing facilities could adversely affect our results of operations, financial condition or liquidity. Our current financing facilities restrict our ability to make cash distributions to our Class A stockholders.

        Pursuant to a credit agreement, dated as of July 23, 2007 and as amended as of October 28, 2008, among our operating company, as the borrower, certain of its subsidiaries, as guarantors, and Bank of America, N.A., as the administrative agent, the letter of credit issuer and a lender, a $22.0 million term loan outstanding and $1.8 million letter of credit are available. Pursuant to this credit agreement, our operating company must make quarterly amortization payments of $2.0 million on the term loan until its maturity on July 23, 2011, which may adversely affect our financial condition and liquidity. Our interest payment obligations under the credit agreement are floating rate obligations based on the London Interbank Offering Rate, or LIBOR, and the interest expense we incur will vary with changes in the applicable LIBOR reference rate. As a result, an increase in short-term interest rates will increase our interest costs, which may adversely affect our earnings and liquidity. We have entered into a swap agreement to hedge our interest rate exposure on the current outstanding balance of the term loan through July 23, 2010. However, we have not entered any arrangement to hedge our exposure to fluctuations in interest rates from July 23, 2010 to July 23, 2011. For this one year period, we may be exposed to adverse changes in interest rates that may correspondingly affect our future earnings and cash flow.

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

        Under the terms and conditions of our amended credit agreement and senior subordinated notes, our operating company is generally restricted from making cash distributions to us in respect of our approximate 9.6% member interest therein (other than to fund the payment of taxes we owe as a result of our proportional ownership of the operating company). Since this is our sole source of making distributions to our Class A stockholders, we had to suspend our regular dividend payments to stockholders. Our flexibility as to how to deploy our cash flow will be negatively impacted while we are subject to these debt agreements.

If an event of default under our credit agreement occurs, our lenders thereunder may foreclose on the collateral pledged to them under the related security agreement which could adversely affect our liquidity.

        In connection with the amendment to our credit agreement on October 28, 2008, we entered into a related security agreement with the lenders thereunder pursuant to which we granted these lenders a continuing first priority security interest in our accounts receivable. Upon the occurrence of an event of default under our credit agreement, which include defaults on our payment obligations thereunder, failure to perform or observe the various affirmative covenants under the credit agreement, the occurrence of cross-defaults with other of our debt obligations, certain bankruptcy events, among other events, the lenders may, among other things, exercise their right to foreclose on these assets. Our inability to access these assets while a default is continuing, or our loss of these assets, could adversely affect our liquidity.

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

        As a result of our investment strategies underperforming their respective benchmarks in 2006, 2007 and 2008, our future growth may be more challenging, as this may impact our ability to attract inflows of AUM. Additionally, the current overall market environment, with equity markets broadly and significantly down, may impact potential investors' interest in committing new capital to equity strategies such as those offered by us, thereby making growth more difficult.

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

        New accounts sourced through consultant-led searches have been a large driver of our inflows in the past and are expected to be a major component of our future inflows. In addition, we have established relationships with certain mutual fund providers, most significantly John Hancock Advisers, who have offered us opportunities to access new market segments through sub-investment advisory roles. We have also accessed the high-net-worth segment of the investing community through relationships with well respected wealth advisers who utilize our investment strategies in investment programs they construct for their clients. If we fail to successfully maintain these third-party distribution and sub-investment advisory relationships, our business could be materially adversely affected. In addition, many of these parties review and evaluate our products and our organization. Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or may impact our ability to attract new assets through such intermediaries.

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

        Since becoming a public company, we have been required to implement specific corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the New York Stock Exchange (the "NYSE"). Compliance with these requirements has and will increase our legal and accounting compliance costs and place significant additional demands on our accounting and finance staff, and on our accounting, financial and information systems. We have hired, and may need to hire, additional accounting and finance staff with appropriate public company financial reporting experience and technical accounting knowledge, which has and may increase our compensation expense.

        Commencing with this annual report on Form 10-K, our management will be required to conduct an annual assessment of the effectiveness of our internal controls over financial reporting and include a report on our internal controls in our annual reports on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we will be required to have our independent registered public accounting firm attest to and report on the effectiveness of our internal controls over financial reporting. We will continue to incur costs in order to maintain our internal control over financial reporting and comply with Section 404 of the Sarbanes-Oxley Act of 2002, including necessary auditing and legal fees, and costs associated with accounting, internal audit, information technology, compliance and administrative staff.

The historical consolidated financial information included in this annual report and our previously filed public company reports may not necessarily be indicative of our future financial results.

        The historical consolidated financial information included in this annual report and our previously filed public company reports may not necessarily be indicative of our future financial results. We do not expect our AUM or revenue to grow at the same rate as they grew in the five years ended December 31, 2007. As mentioned above, we experienced declines in AUM during the past six quarters, and declines in revenue and profitability during the past five quarters, and there can be no assurance that there will not be continued declines in our AUM, revenue and profitability in the future. Although in 2007 we re-opened the Large Cap Value, Value Service, Small Cap Value, Mid Cap Value and All Cap Value strategies, we may close these strategies again at any time. In addition, the historical consolidated financial information included in this annual report and our previously filed public company reports with respect to the periods prior to the consummation of the reorganization of our operating company and the concurrent initial public offering of our Class A common stock on October 30, 2007 do not reflect all the added costs that we have incurred and continue to expect to incur as a public company. For example, because we operated through a limited liability company prior to October 30, 2007 and paid little or no taxes on our profits, our historical consolidated financial information prior to October 30, 2007 do not reflect the tax impact of our adoption of a corporate holding company structure.

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

        Since we apply the same investment process across all of our investment strategies, utilizing one team, and given the overlapping universes of many of our investment strategies, we could have common positions and industry or sector concentrations across many of our investment strategies at the same time. As such, factors leading one of our investment strategies to underperform may lead other strategies to underperform simultaneously. For example, we have been overweight in the financial services sector in most of our investment strategies in recent periods, and given this sector has performed poorly during that time period, most of our strategies have been negatively impacted by this.

Our investment strategies may not obtain attractive returns in certain periods or during certain market conditions.

        Our products are best suited for investors with long-term investment horizons. In order for our classic value investment approach to yield attractive returns, we must typically hold securities for an average of over three years. Our investment strategies may not perform well during certain periods of time, as is currently the case. In addition, our strategies may not perform well during points in the economic cycle when value-oriented stocks are relatively less attractive, as has been the case for the past two and a half years. For instance, during the late stages of an economic cycle, investors may purchase relatively expensive stocks in order to obtain access to above average growth, as was the case in the late 1990s. Value-oriented strategies may also experience weakness during periods when the markets are focused on one investment thesis or sector. In 2006, 2007 and 2008, our investment strategies have underperformed their respective benchmarks, and there can be no assurance that such underperformance will not continue.

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

        We experienced declines in AUM during the past six quarters, and declines in revenue and profitability during the past five quarters, and there can be no assurance that there will not be continued declines in our AUM, revenue and profitability in the future. During the past six quarters, our AUM declined from $30.6 billion at June 30, 2007, to $10.7 billion at December 31, 2008. This decline was due to $15.6 billion in market depreciation and $4.3 billion in net outflows. There was a corresponding decline in revenue and profitability during this period.

The recessionary environment has, and may continue to, negatively affect the companies in which we invest. Despite recent governmental efforts to stimulate the economy, the recessionary environment may continue.

        The recent disruption in the global credit markets and the deterioration of the economy and the financial markets has created increasingly difficult conditions for most companies, including many of those in which we invest. The recessionary environment that the United States and the world face as a result of these factors has had the effect of pushing the prices of equity securities in which we invest lower than their historical levels. In addition, the recessionary environment has had the effect of reducing the funds available to our clients to invest. Both of these trends could continue to reduce our AUM, which is the main driver of our revenues and profitability.

        In October 2008, the Emergency Economic Stabilization Act of 2008 ("EESA") was signed into law. Pursuant to EESA, the federal government has invested over $250 billion in major financial institutions. In February 2009, the American Recovery and Reinvestment Act of 2009 ("AARA"), a $787 billion economic stimulus measure, was signed into law. The federal government has implemented a host of other programs intended to stimulate the economy and unclog credit markets and more are contemplated. The ultimate effect of EESA, AARA and these governmental programs is unknown as this time and, despite the enactment of these pieces of legislation and the implementation of these governmental programs, the recessionary environment may not improve for some time, or may deteriorate, either of which could materially adversely affect the companies in which we invest, the economy in general and our business, financial condition and results of operations, as well as the trading price of our common stock.

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

Our Global Value, International Value, European Value and International Diversified Value investment strategies consist primarily of investments in the securities of issuers located outside of the United States, which may involve foreign currency exchange, political, social and economic uncertainties and risks.

        Our Global Value, International Value, European Value and International Diversified Value investment strategies, which together represented $2.2 billion of our AUM as of December 31, 2008 and may comprise a larger portion of our AUM in the future, are primarily invested in securities of companies located outside the United States. Fluctuations in foreign currency exchange rates could negatively impact the portfolios of our clients who are invested in these strategies. In addition, foreign currency fluctuations may affect the levels of our AUM from one reporting period to another. An increase in the value of the U.S. dollar relative to non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S.-dollar denominated revenue. We do not currently engage in any hedging activities for these portfolios and continue to market these products as unhedged.

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

Risks Related to Our Structure

We are dependent upon distributions from our operating company to make distributions to our Class A stockholders, and to pay taxes and other expenses.

        We are a holding company and have no material assets other than our ownership of membership units of our operating company. We have no independent means of generating revenue and cash flow. Our operating company is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated to its members, including us, pro rata according to the number of membership units each owns. Accordingly, we incur income taxes on our proportionate share of any net taxable income of our operating company and also incur expenses related to our operations. We intend to cause our operating company to distribute cash to its members in an amount at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of our operating company. To the extent that we need funds to pay our tax or other liabilities or to fund our operations, and our operating company is restricted from making distributions to us under applicable laws or regulations, or loan agreements, or does not have sufficient earnings to make these distributions, we may have to borrow funds to meet these obligations and run our business and, thus, our liquidity and financial condition could be materially adversely affected. There can be no assurance that funds will be available to borrow under such circumstances on terms acceptable to us, or at all.

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

        Were the IRS to successfully challenge the tax basis increases described above, we would not be reimbursed for any payments made under the tax receivable agreement. As a result, in certain circumstances, we could be required to make payments under the tax receivable agreement in excess of our cash tax savings.

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

        We filed a Form S-3 registration statement, which became effective in February 2009, in order to register our issuance to these holders of the total number of shares of Class A common stock issuable upon exchange of all Class B units outstanding immediately after the consummation of our operating company's reorganization. We designated March 3, 2009 as the 2009 exchange date. Certain executive officers and employees elected to exchange an aggregate of 2,445,973 Class B units for an equivalent number of shares of our Class A common stock, which, with the exception of those held by our executive officers, are freely tradable. The market price of our Class A common stock could decline as a result of sales pursuant to the Form S-3 registration statement, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate. None of the members of the Executive Committee of Pzena Investment Management, LLC, who beneficially own a substantial majority of the Class B units currently outstanding, have any present plans to sell any shares of Class A common stock.

Control by our Class B stockholders, which include our managing principals, 22 of our other employees, two outside investors and one former employee, of 97.9% of the combined voting power of our common stock may give rise to conflicts of interest.

        Our Class B stockholders collectively hold approximately 97.9% of the combined voting power of our common stock. These stockholders consist of our managing principals, 22 of our other employees, two outside investors and one former employee. Holders of shares of our Class B common stock have entered into a Class B stockholders' agreement with respect to all shares of Class B common stock then held by them and any additional shares of Class B common stock they may acquire in the future. Pursuant to this agreement, they will vote these shares of Class B common stock together on all matters submitted to a vote of our common stockholders. To the extent that we cause our operating company to issue additional Class B units, which may be granted, subject to vesting, to our employees pursuant to the PIM LLC 2006 Equity Incentive Plan, these employees will be entitled to receive an equivalent number of shares of our Class B common stock, subject to the condition that they agree to enter into this Class B stockholders' agreement. Each share of our Class B common stock entitles its holder to five votes per share for so long as the Class B stockholders collectively hold 20% of the total number of shares of our common stock outstanding. When a Class B unit is exchanged for a share of our Class A common stock, an unvested Class B unit is forfeited due to the employee holder's failure to satisfy the conditions of the award agreement pursuant to which it was granted, or any Class B unit is forfeited as result of a breach of any restrictive covenants contained in our operating company's amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed by us. For so long as our Class B stockholders hold at least 20% of the total number of shares of our common stock outstanding, they will be able to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of securities, and the declaration and payment of dividends. In addition, they will be able to determine the outcome of all matters requiring approval of stockholders, and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. Our Class B stockholders have the ability to prevent the consummation of mergers, takeovers or other transactions that may be in the best interests of our Class A stockholders. In particular, this concentration of voting power could deprive Class A stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our company, and could ultimately affect the market price of our Class A common stock.

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

        Due to certain restrictions set forth in our credit agreement and senior subordinated notes, as described above, we have had to suspend our regular dividend payments to stockholders. In the future, our board of directors may, in its discretion, reinstate the dividend at an amount to be determined by it. However, the ability of our operating company to make distributions to us so that we are able to make a dividend distribution to our shareholders is subject to its operating results, debt agreements to which it is or may be a party, cash requirements and financial condition and applicable Delaware laws (which may limit the amount of funds available for distribution to its members). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may have to reduce or eliminate, the payment of future dividends on our Class A common stock.

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

If our common stock is de-listed from the NYSE, shareholders liquidity in their shares may be adversely affected and shareholders may have difficulty selling their shares or attaining a satisfactory price.

        In order for our common stock to be eligible to continue to be listed on the NYSE we must meet the current NYSE continued listing requirements. One of the NYSE's continued listing requirements is that the average closing price of a share of our Class A common stock must not fall below $1.00 over a consecutive 30 trading-day period. (The NYSE has suspended this continued listing requirement until June 30, 2009 due to the precipitous decline in trading prices of many securities. Following the expiration of the suspension period, any non-compliance with the continued listing requirement would be determined based on a consecutive 30-day trading period commencing on June 30, 2009.) Any de-listing of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for our common stock, in terms of the number of shares that can be bought and sold at a given price and through delays in the timing of transactions and less coverage of us by securities analysts, if any. It also could have an adverse effect on our ability to raise capital in the public or private equity markets if we were to determine that we need to seek additional equity capital in the future.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

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

ITEM 3.    LEGAL PROCEEDINGS

        In the normal course of business, we may be subject to various legal and administrative proceedings. On November 21, 2007 and January 16, 2008, substantively identical putative class action lawsuits were commenced in the United States District Court for the Southern District of New York against us and Richard S. Pzena, our chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended (the "Securities Act"). The Court consolidated the lawsuits and appointed co-lead plaintiffs, who filed a consolidated amended complaint. The consolidated amended complaint named as defendants us, Richard S. Pzena, and two of the underwriters of our initial public offering, Goldman Sachs & Co., Inc. and UBS Securities LLC. Plaintiffs sought to represent a class of all persons who purchased or otherwise acquired Class A common stock issued pursuant or traceable to our initial public offering. The consolidated amended complaint alleged that the registration statement and prospectus relating to the initial public offering of our Class A common stock contained material misstatements and omissions and wrongfully failed to disclose net redemptions in the John Hancock Classic Value Fund, for which we act as sub-investment advisor. The consolidated amended complaint sought damages in an unspecified amount, including rescission or rescissory damages. The Court granted defendants' motion to dismiss the consolidated amended complaint and, on September 4, 2008, the Court entered a judgment in favor of defendants. Plaintiffs have appealed the Court's judgment to the United States Court of Appeals for the Second Circuit, and that appeal is pending. We believe that the allegations and claims are without merit and we will continue to contest these claims vigorously.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year ended December 31, 2008, no matters were submitted to a vote of security holders.

 PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A common stock is listed for trading on the NYSE under the symbol "PZN". As of March 3, 2009, there were approximately 22 record holders of our Class A common stock and 68 record holders of our Class B common shares. These numbers do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.

        The following table sets forth the quarterly high and low sales prices of our Class A common stock on the NYSE for the periods indicated and dividends declared during such periods.

        Our shares of Class A common stock began trading on the NYSE on October 25, 2007.

	High	Low	Dividends Declared Per Share
Year Ended December 31, 2007:
Fourth Quarter (beginning on October 25, 2007)	$20.09	$10.55	$0.11
Year Ended December 31, 2008:
January 1, 2008 through December 31, 2008	$13.75	$2.39	$0.27
Period Ended March 3, 2009:
January 1, 2009 through March 3, 2009	$4.96	$1.62	NA

        We declared a quarterly dividend of $0.11 per share of our Class A common stock on November 9, 2007, with a record date of December 28, 2007 and a payment date of January 11, 2008. We declared a quarterly dividend of $0.11 per share of our Class A common stock on March 4, 2008, with a record date of March 27, 2008 and a payment date of April 11, 2008. On June 3, 2008, we declared a quarterly dividend of $0.11 per share of our Class A common stock, with a record date of June 27, 2008 and a payment date of July 11, 2008. On September 3, 2008, we declared a quarterly dividend of $0.05 per share of our Class A common stock, with a record date of September 26, 2008 and a payment date of October 10, 2008.

Our Dividend Policy

        Under the terms and conditions of the amendment to our credit agreement and our senior subordinated notes, both of which are dated October 28, 2008, our operating company is generally restricted from making cash distributions to us in respect of our approximate 9.6% member interest therein (other than to fund the payment of taxes we owe as a result of our proportionate ownership of the operating company). See "Item 1A—Risk Factors—Risks Relating to Our Business—Our periodic interest and amortization payment obligations under our financing facilities could adversely affect our results of operations, financial condition or liquidity. Our current financing facilities restrict our ability to make cash distributions to our Class A stockholders." Since our operating company is our sole source of distributions from which we can make dividend distributions to our Class A stockholders, on October 28, 2008 we suspended our regular dividend payments to stockholders.

        In the future, our board of directors may, in its discretion, reinstate the dividend at an amount to be determined by it. However, the ability of our operating company to make distributions to us so that we are able to make a dividend distribution to our shareholders is subject to its operating results, debt agreements to which it is or may be a party, cash requirements and financial condition and applicable Delaware laws (which may limit the amount of funds available for distribution to its members). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may have to reduce or eliminate, the payment of future dividends on our Class A common stock.

Recent Sales of Unregistered Securities

        In 2008, we awarded an aggregate of 13,000 Class B units and the related 13,000 shares of Class B common stock to four new employee members. The issuances did not involve any public offering, general advertising or general solicitation. The certificates representing the securities bear a restrictive legend. On the basis of these facts, the securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

        In 2008 we issued an aggregate of 78,728 shares of our Class A common stock to our non-employee directors pursuant to our 2007 Equity Incentive Plan for no consideration. See "Item 11—Executive Compensation—2008 Non-Employee Director Compensation." Each person to whom the shares were issued, by virtue of his relationship with us, had knowledge of and access to sufficient information to make an informed investment decision. The certificates representing the securities bear a restrictive legend. On the basis of these facts, the securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock from October 25, 2007 (the date our Class A common stock first began trading on the NYSE) through December 31, 2008, with the cumulative total return of the S&P 500® and the SNL Asset Manager Index*. The graph assumes the investment of $100 in our common stock and in each of the two indices on October 25, 2007 and the reinvestment of all dividends, if any. The initial public offering price of our common stock was $18.00 per share.

	Period Ended
Index	10/25/07	12/31/07	12/31/08
Pzena Investment Management, Inc.	100.00	63.92	24.19
SNL Asset Manager Index*	100.00	96.32	45.87
S&P 500® Index	100.00	97.28	61.35

    *
    The SNL Asset Manager Index is comprised of the securities of the following companies: Affiliated Managers Group, Inc.; Alliance Bernstein Holding L.P; Alternative Asset Management Acquisition Corp.; BKF Capital Group, Inc.; Blackrock, Inc.; The Blackstone Group L.P.; Brookfield Asset Management Inc.; Calamos Asset Management, Inc.; Cohen & Steers, Inc.; Diamond Hill Investment Group, Inc.; Eaton Vance Corp.; Epoch Holding Corporation; Federated Investors, Inc.; Fortress Investment Group LLC; Franklin Resources, Inc.; GAMCO Investors, Inc.; GLG Partners, Inc.; Hennessy Advisors, Inc.; Integrity Mutual Funds, Inc.; Invesco Ltd.; Janus Capital Group Inc.; Legg Mason, Inc.; Och-Ziff Capital Management Group LLC; Pzena Investment Management, Inc.; SEI Investments Company; T. Rowe Price Group, Inc.; Triplecrown Acquisition Corp.; U.S. Global Investors Funds; Value Line, Inc.; W.P. Stewart & Co., Ltd.; Waddell & Reed Financial, Inc.; and Westwood Holdings Group, Inc.

        In accordance with the rules of the SEC, this section entitled "Performance Graph" shall not be incorporated by reference into any future filings by us under the Securities Act or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Recent Purchases of Equity Securities

        During the fiscal year ended December 31, 2008, we did not repurchase any of our equity securities.

Equity Compensation Plan Information

        For certain information concerning securities authorized for issuance under our equity compensation plans, see Item 12—"Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information."

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth selected historical consolidated financial data of Pzena Investment Management, Inc. Reported results for the periods prior to October 30, 2007 reflect solely the operations of Pzena Investment Management, LLC. The selected consolidated statements of operations data for the year ended December 31, 2008 and 2007, and the consolidated statements of financial condition data as of December 31, 2008 and 2007, have been derived from Pzena Investment Management, Inc.'s audited consolidated financial statements included elsewhere in this Annual Report.

        The selected consolidated statements of operations data for the year ended December 31, 2006, have been derived from Pzena Investment Management, LLC's audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended December 31, 2005 and 2004, and the consolidated statement of financial condition data as of December 31, 2006, 2005, and 2004, have been derived from Pzena Investment Management, LLC's audited consolidated financial statements not included in this Annual Report.

        You should read the following selected historical consolidated financial data together with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and the related notes included elsewhere in this Annual Report.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except share and per share amounts)
Statements of Operations Data:
REVENUE
Management Fees	$101,404	$146,776	$113,984	$75,003	$46,954
Incentive Fees	—	373	1,103	3,593	4,942

Total Revenue	101,404	147,149	115,087	78,596	51,896
EXPENSES
Cash Compensation and Benefits	20,703	33,924	34,830	23,832	18,837
Distributions on Compensatory Units	—	12,087	17,857	10,147	6,865
Change in Redemption Value of Compensatory Units	—	15,969	20,411	7,306	3,225
Change from Formula to Fair Value Plan for Compensatory Units	—	—	232,534	—	—
Acceleration of Vesting of Compensatory Units	—	64,968	—	—	—
Other Non-Cash Compensation	4,952	2,753	—	—	—

Total Compensation and Benefits Expense	25,655	129,701	305,632	41,285	28,927
General and Administrative Expenses	11,356	13,038	8,380	5,734	4,919

TOTAL OPERATING EXPENSES	37,011	142,739	314,012	47,019	33,846

Operating Income/(Loss)	64,393	4,410	(198,925)	31,577	18,050
Other Income/(Expense)	35,685	(2,136)	6,114	2,661	3,170

INCOME/(LOSS) BEFORE INCOME TAXES AND NON-CONTROLLING INTERESTS	100,078	2,274	(192,811)	34,238	21,220
Provision for Income Taxes	67,680	5,610	3,941	2,704	1,765
Non-Controlling Interests	36,095	(20,644)	1,997	67	3

Income/(Loss) Before Interest on Mandatorily Redeemable Units	(3,697)	17,308	(198,749)	31,467	19,452
Less: Interest on Mandatorily Redeemable Units	—	16,575	516,708	60,136	19,452

NET INCOME/(LOSS)	$(3,697)	$733	$(715,457)	$(28,669)	$—

Per Share Data:
Net Income/(Loss) for Basic Earnings per Share(1)	$(3,697)	$733
Basic Earnings/(Loss) per Share(1)	$(0.60)	$0.12
Basic Weighted Average Shares Outstanding(1)	6,122,569	6,111,118
Net Income/(Loss) for Diluted Earnings per Share(1)	$(3,697)	$7,765
Diluted Earnings/(Loss) per Share(1)	$(0.60)	$0.12
Diluted Weighted Average Shares Outstanding(1)	6,122,569	64,056,778
Cash Dividends Declared Per Share	$0.27	$0.11

(1)
Represents the Company's weighted average shares and its earnings generated through its economic interest in the operating company subsequent to October 30, 2007.

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Statements of Financial Condition Data:
Cash and Cash Equivalents	$27,421	$27,184	$30,920	$4,969	$4,932
TOTAL ASSETS	62,519	154,646	89,746	48,968	33,652
Term Loan	22,000	60,000	—	—	—
Senior Subordinated Debt	16,000	—	—	—	—
Capital Units Subject to Mandatory Redemption	—	—	533,553	49,729	22,875
TOTAL LIABILITIES	46,179	140,212	806,313	66,672	33,649
Non-Controlling Interests	11,819	16,355	13,399	1,965	3
EQUITY (EXCESS OF LIABILITIES OVER ASSETS)	$4,521	$(1,921)	$(729,966)	$(19,669)	$—

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are an investment management firm that utilizes a classic value investment approach in each of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U. S. and international capital markets. At December 31, 2008, our assets under management, or AUM, were $10.7 billion. We manage separate accounts on behalf of institutions and high net worth individuals and act as sub-investment adviser for a variety of SEC-registered mutual funds and offshore funds.

        We function as the holding company through which the business of our operating company, Pzena Investment Management, LLC, is conducted. Following our initial public offering and reorganization on October 30, 2007, we became the sole managing member of Pzena Investment Management, LLC. As such, we now control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees' and other investors' collective membership interest in our operating company, we reflect their ownership as a non-controlling interest in our consolidated financial statements. As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company's net income. Results for the periods prior to October 30, 2007 reflect solely the operations of Pzena Investment Management, LLC. As of December 31, 2008, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.6% and 90.4%, respectively, of the economic interests in the operations of the business.

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

        Our advisory fees are primarily driven by the level of our AUM. Our AUM increases or decreases with the net inflows or outflows of funds into our various investment strategies and with the investment performance thereof. In order to increase our AUM and expand our business, we must develop and market investment strategies that suit the investment needs of our target clients and provide attractive returns over the long term. The value and composition of our AUM, and our ability to continue to attract clients, will depend on a variety of factors includindg, among other things:

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

        For our separately-managed accounts, we are paid fees according to a schedule, which varies by investment strategy. The substantial majority of these accounts pay us management fees pursuant to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases, subject to a minimum fee to manage each account. Certain of these clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a slightly lower base fee, but allow us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark.

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

Compensation and Benefits Expense

        Our largest expense is compensation and benefits, which includes the salaries, bonuses, equity-based compensation and related benefits and payroll costs attributable to our members and employees. Compensation and benefits packages are benchmarked against relevant industry and geographic peer groups in order to attract and retain qualified personnel. We have experienced a decrease in cash compensation and benefits expense, particularly in 2008, as we reduced our year-end bonus packages to reflect the adverse economic conditions in our business and industry in general. Cash compensation has also declined due to lower revenue-based variable compensation costs and a decline in headcount. The table included in the section below describes the components of our compensation expense for the three years ended December 31, 2008:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash Compensation and Other Benefits	$20,703	$33,924	$34,830
Distributions on Compensatory Units	—	12,087	17,857
Change in Redemption Value of Compensatory Units	—	15,969	20,411
Change from Formula to Fair Value Plan for Compensatory Units	—	—	232,534
Acceleration of Vesting of Compensatory Units	—	64,968	—
Other Non-Cash Compensation	4,952	2,753	—

Total Compensation and Benefits Expense	$25,655	$129,701	$305,632

        Historically, we granted profits-only interests in our operating company to selected employees. These profits-only interests entitled the holder to a share of the future distributions of our operating company. Pursuant to the terms of the operating agreement of our operating company prior to December 31, 2006, the holders of these profits-only interests had the right to require us to redeem their profits-only interests upon their termination of employment, or death, at a formula value equal to their pro-rata share of our net investment advisory fee revenues for the four completed fiscal quarters preceding their termination, or death, as applicable. We have accounted for the distributions on profits-only interests, as well as the annual increase in their redemption value, in our operating company's financial statements as compensation expense. On December 31, 2006, all then outstanding profits-only interests in our operating company were exchanged for capital units, as discussed further in Note 2 to our consolidated financial statements beginning on page F-1 of this Annual Report, and our operating company's operating agreement was amended to, among other things, change the formula pursuant to which it would be required to redeem the previously granted profits-only interests, subsequently exchange for capital units, to one based on the fair market value of our firm. The change in the redemption value required us to a take a one-time compensation charge of $232.5 million in the fourth quarter of 2006, which was recorded as compensation expense, with respect to the capital units deemed compensatory. Our operating company's operating agreement was further amended as of March 31, 2007 to eliminate its obligation to redeem units under any circumstance. As all of its membership units thereafter had only equity characteristics, neither distributions nor subsequent incremental changes to their value were charged against income from the date of the amendment. As of March 31, 2007, we accelerated the vesting of all compensatory units, as described in Note 2 to our consolidated financial statements beginning on page F-1 of this Annual Report, then subject to vesting. The one-time charge associated with this acceleration, approximately $65.0 million, was recorded on March 31, 2007. Subsequent to this date, distributions on these units are not considered a component of compensation and benefits expense and are instead recorded as a direct reduction of operating company capital.

        On January 1, 2007, we adopted the PIM LLC 2006 Equity Incentive Plan, pursuant to which we have issued restricted units, and options to acquire units, in our operating company, both of which vest ratably over a four-year period. We used a fair-value method in recording the compensation expense associated with the granting of these restricted units, and options to acquire units, to new and existing members under the PIM LLC 2006 Equity Incentive Plan. Under this method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the award's vesting period. The fair value of the units is to be determined by reference to the market price of our Class A common stock on the date of grant, since these units are exchangeable for shares of our Class A common stock on a one-for-one basis. The fair value of the options to acquire units will be determined by using an appropriate option pricing model on the grant date.

        On January 1, 2007, we instituted a deferred compensation plan, in which employees who earn in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount. These deferred amounts may be invested, at the employee's discretion, in certain of our investment strategies, restricted phantom units of our operating company, or money market funds. Amounts deferred in any calendar year reduce that year's cash compensation expense and vest ratably over a four-year period beginning on January 1 of the next year. Therefore, the amortization of 2007 deferred amounts has been reflected in our expenses for the year ended December 31, 2008. No material amounts were deferred in 2008. Should additional amounts be deferred in future years, we would expect the non-cash portion of our compensation expense to increase as the existing and subsequently deferred amounts are amortized through income.

        As of December 31, 2008, we had approximately $2.2 million in unrecorded compensation expense related to phantom operating company units issued pursuant to our deferred compensation plan and operating company unit and option grants issued under our PIM LLC 2006 Equity Incentive Plan. We expect that the amortization of these amounts will be approximately $0.7 million for each of the next three years, with a negligible amount amortized thereafter. There was no such unrecorded compensation expense for the year ended December 31, 2007.

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

Other Income/(Expense)

        Other income/(expense) is derived primarily from interest income generated on our excess cash balances, investment income or loss arising from our investments in various private investment vehicles that we employ to incubate new strategies, interest expense on our amended credit agreement and senior subordinated notes, and mark-to-market movements on our swap agreement. Other income/(expense) is also affected by changes in our estimates of the liability due to our selling shareholders associated with payments owed to them under the tax receivable agreement which was implemented subsequent to our reorganization and offering on October 30, 2007. As discussed further below, this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from company's purchase of operating company units from its selling shareholders. Amounts waived by our selling shareholders reduce this liability. We expect the interest and investment components of other income, in the aggregate, to fluctuate based on market conditions and the performance of our investment strategies.

Non-Controlling Interests

        Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence. After our reorganization, we became the sole managing member of our operating company and now control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees' and outside investors' interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements. As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company's net income. As of December 31, 2008, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.6% and 90.4%, respectively, of the economic interests in the operations of the business.

Provision for Income Tax

        While our operating company has historically not been subject to U.S. federal and certain state income taxes, it has been subject to New York City Unincorporated Business Tax. As a result of our reorganization, we are now subject to taxes applicable to C-corporations. As such, our effective tax rate has increased as a result of our reorganization. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As discussed below, in 2008, we recorded a $62.7 million valuation allowance against the deferred tax asset associated with our acquisition of operating company units in conjunction with the offering.

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

        Beginning in the second half of 2007 and continuing through 2008, performance of our investment strategies was negatively impacted by significant volatility in the equity markets, and our overweight investment exposure to the financial services sector in particular. As a result, our assets under management declined in 2008 by $12.9 billion, or 54.7% from $23.6 billion to $10.7 billion, and $3.7 billion, or 13.6%, from $27.3 billion to $23.6 billion in 2007, due primarily to negative performance of $10.0 billion and $3.6 billion, respectively.

        In 2008, we experienced gross outflows of $8.3 billion, which were partially offset by gross inflows of $5.4 billion. Our sub-advised accounts experienced gross outflows of $4.4 billion, which were offset by $3.2 billion in gross inflows. The $1.2 billion in net outflows were mainly attributable to the weaker performance of our sub-advised funds compared to that of their peers. Our separately-managed accounts similarly experienced $1.7 billion in net outflows during 2008. For the year, our separately-managed accounts had $3.9 billion in gross outflows and $2.2 billion in gross inflows.

        In 2007, we experienced gross outflows of $8.0 billion, which were almost entirely offset by gross inflows of $7.9 billion. This decline in AUM occurred during the second half of the year. Our sub-advised accounts experienced $5.9 billion in gross outflows of AUM, which were offset by $4.3 billion in gross inflows. As noted above, the $1.6 billion in net outflows were mainly attributable to the weaker performance of our sub-advised funds compared to that of their peers. These net outflows were, however, mostly offset by net inflows of $1.5 billion in our separately-managed accounts during 2007. For the year, our separately-managed accounts experienced gross inflows of $3.6 billion and gross outflows of $2.1 billion.

        Prior to 2007, our AUM had grown significantly as a result of several factors including, among others, the exceptional investment performance for the since inception, five-year and three-year periods for each of our investment strategies through the end of 2006.

        Our average AUM fluctuates based on changes in the market value of accounts advised and sub-advised by us and on fund flows. Accordingly, our revenues have declined from the comparable 2007 and 2006 periods to the extent that the markets have continued to be unfavorable to our value investment strategy. A decrease in revenue results in lower operating income and net income.

        We expect that we will experience continued pressure on our operating margins in the future if AUM continues to decline. We expect our operating expenses, exclusive of unit-based compensation charges, to decline modestly in 2009 from the comparable 2008 periods, as we identify and implement potential cost savings opportunities.

Assets Under Management and Flows

        The change in AUM in our separately-managed accounts and our sub-advised accounts for the two years ended December 31, 2008 and 2007 is described below:

	Year Ended December 31,
Assets Under Management	2008	2007
	(in billions)
Separately-Managed Accounts
Beginning of Period Assets	$14.0	$14.5
Inflows	2.2	3.6
Outflows	(3.9)	(2.1)

Net Flows	(1.7)	1.5
Performance	(5.9)	(2.0)

End of Period Assets	$6.4	$14.0

Sub-Advised Accounts
Beginning of Period Assets	$9.6	$12.8
Inflows	3.2	4.3
Outflows	(4.4)	(5.9)

Net Flows	(1.2)	(1.6)
Performance	(4.1)	(1.6)

End of Period Assets	$4.3	$9.6

Total
Beginning of Period Assets	$23.6	$27.3
Inflows	5.4	7.9
Outflows	(8.3)	(8.0)

Net Flows	(2.9)	(0.1)
Performance	(10.0)	(3.6)

End of Period Assets	$10.7	$23.6

        At December 31, 2008, our $10.7 billion of AUM were invested in twelve value-oriented investment strategies which represent distinct capitalization segments of the U.S and international markets. The following table describes the allocation of our AUM as of December 31, 2008 among our seven largest investment strategies and the aggregate of our other investment strategies:

Investment Strategy	AUM at December 31, 2008
(in billions)
Large Cap Value	$5.6
Value Service	1.8
Global Value	1.9
Small Cap Value	0.6
International Value	0.2
Mid Cap Value	0.2
All Cap Value	0.1
Other Strategies(1)	0.3

Total	$10.7

(1)
Our five other investment strategies are: Financial Opportunities Service, Diversified Value, European Value, Mega Cap Value, and International Diversified Value.

Year Ended December 31, 2008 versus December 31, 2007

        At December 31, 2008, the Company managed $10.7 billion in total assets, a decrease of $12.9 billion, or 54.7%, from $23.6 billion at December 31, 2007. The decrease year-over-year in AUM was due primarily to $10.0 billion in market depreciation, and, to a lesser extent, net outflows of $2.9 billion. Generally negative economic conditions and our overweight investment exposure to the financial services sector in particular contributed to the performance-related decline in our AUM. Our separately-managed and sub-advised accounts experienced net outflows of $1.7 billion and $1.2 billion, respectively, for the year ended December 31, 2008. These net outflows were driven in part by our investment strategies' underperformance relative to their respective benchmarks and client asset re-balancing in response to the volatile economic environment.

        The Company managed $6.4 billion in separately-managed accounts and $4.3 billion in sub-advised accounts, for a total of $10.7 billion in assets at December 31, 2008. Assets in separately-managed accounts decreased by $7.6 billion, or 54.3%, during the year ended December 31, 2008, due to $5.9 billion in market depreciation and $3.9 billion in gross outflows, offset by $2.2 billion in gross inflows. Assets in sub-advised funds decreased by $5.3 billion, or 55.2%, during the year ended December 31, 2008, as a result of $4.1 billion in market depreciation and $4.4 billion in gross outflows, offset by $3.2 billion in gross inflows.

        At December 31, 2008, separately-managed accounts represented 59.8% of our total AUM, as compared to 59.3% at December 31, 2007. AUM in our International Value and Global Value strategies, decreased by a total of $1.0 billion, or 32.3%, to $2.1 billion, at December 31, 2008 from $3.1 billion at December 31, 2007. At December 31, 2008, our International Value and Global Value investment strategies accounted for 19.6% of our AUM, as compared to 13.0% at December 31, 2007.

Year Ended December 31, 2007 versus December 31, 2006

        At December 31, 2007, the company managed $23.6 billion in total assets, a decrease of $3.7 billion, or 13.6%, from $27.3 billion at December 31, 2006. The decrease year-over-year in assets under management was due almost entirely to $3.6 billion in market depreciation, with net inflows of $1.5 billion into our separately-managed accounts largely offsetting net outflows of $1.6 billion from our sub-advised accounts. The performance-related decline in our AUM occurred primarily in the second half of 2007, as market conditions in general deteriorated and were particularly unfavorable to certain of our strategies' overweight positions in the financial services sector.

        The Company managed $14.0 billion in separately-managed accounts and $9.6 billion in sub-advised accounts, for a total of $23.6 billion in assets at December 31, 2007. Assets in separately-managed accounts decreased $0.5 billion, or 3.4%, to $14.0 billion at December 31, 2007 from $14.5 billion at December 31, 2006, due to $2.0 billion in market depreciation and $2.1 billion in gross outflows, offset by gross inflows of $3.6 billion. During the same period, assets in sub-advised accounts decreased $3.2 billion, or 25.0%, to $9.6 billion at December 31, 2007 from $12.8 billion at December 31, 2006, due to $1.6 billion in market depreciation and gross outflows of $5.9 billion, offset by gross inflows of $4.3 billion.

        At December 31, 2007, separately-managed accounts represented 59.3% of our total AUM, as compared to 53.1% at December 31, 2006. AUM in our International Value and Global Value strategies, increased by a total of $1.8 billion, or 138%, to $3.1 billion, at December 31, 2007 from $1.3 billion at December 31, 2006. At December 31, 2007, our International Value and Global Value investment strategies accounted for 13.1% of our AUM, as compared to 4.7% at December 31, 2006. In 2007, we re-opened all of our domestic strategies.

Revenues

        Our revenues from advisory fees earned on our separately-managed accounts and our sub-advised accounts for the three years ended December 31, 2008, 2007 and 2006 is described below:

	Year Ended December 31,
Revenue	2008	2007	2006
	(in millions)
Separately-Managed Accounts	$73.8	$99.8	$80.8
Sub-Advised Accounts	27.6	47.3	34.3

Total	$101.4	$147.1	$115.1

Year Ended December 31, 2008 versus December 31, 2007

        Our total revenue decreased $45.7 million, or 31.1%, to $101.4 million for the year ended December 31, 2008, from $147.1 million for the year ended December 31, 2007. This change was driven primarily by a reduction in weighted-average AUM, which decreased $10.2 billion, or 36.0%, to $18.1 billion for the year ended December 31, 2008 from $28.3 billion from the year ended December 31, 2007.

        Our weighted average fees were 0.562% and 0.521% for the years ended December 31, 2008 and 2007, respectively. The increase in weighted average fees was primarily due to a shift in asset mix towards separately-managed accounts. Weighted-average assets in separately-managed accounts decreased $4.5 billion, or 29.0%, to $11.0 billion, for the year ended December 31, 2008 from $15.5 billion at December 31, 2007, and had weighted average fees of 0.669% and 0.647% for the years ended December 31, 2008 and 2007, respectively. Weighted-average assets in sub-advised accounts decreased $5.8 billion, or 45.3%, to $7.0 billion for the year ended December 31, 2008 from $12.8 billion for the year ended December 31, 2007, and had weighted average fees of 0.393% and 0.369% for the years ended December 31, 2008 and 2007, respectively.

Years Ended December 31, 2007 versus December 31, 2006

        Our total revenue increased $32.0 million, or 27.8%, to $147.1 million for the year ended December 31, 2007 from $115.1 million for the year ended December 31, 2006. This change was driven primarily by an increase in weighted-average AUM, which increased $6.2 billion, or 28.1%, to $28.3 billion for the year ended December 31, 2007 from $22.1 billion for the year ended December 31, 2006.

        Our weighted average fee was 0.521% for each of the years ended December 31, 2007 and 2006. Weighted-average assets in separately-managed accounts increased $3.1 billion, or 25.0%, to $15.5 billion for the year ended December 31, 2007 from $12.4 billion for the year ended December 31, 2006. Weighted average fees for separately managed accounts remained constant at 0.647% for the years ended December 31, 2007 and 2006. Weighted-average assets in sub-advised accounts increased $3.1 billion, or 32.0%, to $12.8 billion for the year ended December 31, 2007 from $9.7 billion for the year ended December 31, 2006, and had weighted average fees of 0.369% and 0.360% for the years ended December 31, 2007 and 2006, respectively.

Expenses

        Our operating expenses are driven primarily by our compensation costs. The table below describes the components of our compensation expense for the three years ended December 31, 2008, 2007, and 2006. Much of the historical variability in our compensation costs had been driven by distributions made on our compensatory units then outstanding, and the incremental increases or decreases in their redemption value subsequent to their grant date. As of March 31, 2007, these items are no longer reflected in compensation expense.

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash Compensation and Other Benefits	$20,703	$33,924	$34,830
Distributions on Compensatory Units	—	12,087	17,857
Change in Redemption Value of Compensatory Units	—	15,969	20,411
Change from Formula to Fair Value Plan for Compensatory Units	—	—	232,534
Acceleration of Vesting of Compensatory Units	—	64,968	—
Other Non-Cash Compensation	4,952	2,753	—

Total Compensation and Benefits Expense	$25,655	$129,701	$305,632

Year Ended December 31, 2008 versus December 31, 2007

        Total operating expenses decreased by $105.7 million, or 74.1%, to $37.0 million for the year ended December 31, 2008 from $142.7 million for the year ended December 31, 2007. This decrease was primarily attributable to the $93.0 million in charges taken in 2007 associated with the distributions on, and change in redemption value of, the compensatory units of our operating company and the one-time charge associated with the acceleration, as of March 31, 2007, of the vesting of all such compensatory units then subject to vesting. As a result of changes to the operating company's Operating Agreement on March 31, 2007, these charges did not recur in 2008.

        Compensation and benefits expense decreased by $104.0 million, or 80.2%, to $25.7 million for the year ended December 31, 2008 from $129.7 million for the year ended December 31, 2007. This decrease was primarily attributable to the $93.0 million in charges described above that were not replicated in 2008. Compensation and benefits expense also decreased due to a $13.2 million reduction in cash compensation, as we lowered our headcount and reduced our year-end bonus packages to reflect the adverse economic conditions in our business and industry in general. These decreases were, to a limited extent, offset by a $2.2 million increase in other non-cash compensation associated with annual option awards to our employees. Our employee count decreased from 78 at December 31, 2007 to 68 at December 31, 2008.

        General and administrative expenses decreased by $1.6 million, or 12.3%, to $11.4 million for the year ended December 31, 2008 from $13.0 million for the year ended December 31, 2007. This decrease was mainly attributable to the incurrence, in 2007, of $1.8 million in professional and outside services fees associated with our reorganization and initial public offering and data system enhancements that were not replicated in 2008. These decreases were offset modestly by an increase in facility related costs associated with the full-year impact of the lease of additional office space that began in 2007.

Year Ended December 31, 2007 versus December 31, 2006

        Total operating expenses decreased by $171.3 million, or 54.6%, to $142.7 million for the year ended December 31, 2007 from $314.0 million for the year ended December 31, 2006. This decrease was primarily attributable to the one-time, $232.5 million compensation charge taken on December 31, 2006 arising as a result of the change in the method of calculating the redemption value of profits-only interests in our operating company from a formula-based amount to a fair value-based amount pursuant to an amendment and restatement of the operating agreement of our operating company on

December 31, 2006. The decrease arising from this charge was partially offset in 2007 by a $65.0 million one-time charge associated with the acceleration, as of March 31, 2007, of the vesting of all compensatory units of our operating company then subject to vesting.

        Compensation and benefits expense decreased by $175.9 million, or 57.6%, to $129.7 million for the year ended December 31, 2007 from $305.6 million for the year ended December 31, 2006. This decrease was primarily attributable to the $167.5 million net difference in the one-time charges described above of $232.5 million and $65.0 million taken in 2006 and 2007, respectively. Compensation and benefits expense also decreased as a result of a $4.4 million decrease in the expense associated with the change in the redemption value of compensatory membership units outstanding, and a $5.8 million decrease in the compensatory distributions made to employees with respect to these units in the year ended December 31, 2007 compared to the year ended December 31, 2006. This decrease was offset by a $2.8 million increase in other non-cash compensation associated with the vesting of all options granted in 2007, as well as cash costs associated with the hiring of additional employees across all functional areas of the company during the year ended December 31, 2007. Overall cash compensation expenses fell slightly in the year ended December 31, 2007 compared to the year ended December 31, 2006 in part due to the approximately $4.4 million effect of the initial adoption on January 1, 2007 of the mandatory deferral provisions of the operating company's bonus plan. Our employee count increased from 65 at December 31, 2006 to 78 at December 31, 2007.

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

Other Income/(Expense)

Year Ended December 31, 2008 versus December 31, 2007

        Other income/(expense) was income of $35.7 million for the year ended December 31, 2008 and consisted primarily of $53.3 in income associated with the reduction in the liability to selling shareholders that occurred in conjunction with the tax valuation allowance taken on September 30, 2008. The Company also recognized approximately $2.9 million in income in the year ended December 31, 2008 related to the waiver, by its selling shareholders, of all payments due to them under the tax receivable agreement for the 2008 and 2009 tax years. As discussed further below, this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from the company's purchase of operating company units from its selling shareholders. Amounts waived by our selling shareholders reduce this liability. This income was partially offset by $18.2 million in losses related to the negative performance of our investments in our own products and $3.4 million in interest charges associated with the operating company's term loan and subordinated notes agreements. Other income/(expense) was an expense of $2.1 million for the year ended December 31, 2007, and consisted primarily of $3.5 million in expenses associated with losses related to the negative performance of our investments in our own products and $1.8 million in interest expense, offset by $3.1 million in interest, dividend and other income.

Year Ended December 31, 2007 versus December 31, 2006

        Other income/(expense) was an expense of $2.1 million for the year ended December 31, 2007, and consisted primarily of $3.5 million in losses related to the negative performance of our investments and $1.8 million in interest expense associated with the term loan agreement. These expenses were partially offset by $3.1 million in interest, dividend and other income. Other income/(expense) was income of $6.1 million for the year ended December 31, 2006 and consisted of $3.3 million of income related to the positive performance of our investment in our own products and $2.8 million from net interest, dividend income, equity in earnings of affiliates, and other income.

Provision for Income Taxes

Year Ended December 31, 2008 versus December 31, 2007

        The provision for income taxes increased by $62.1 million, from $5.6 million for the year ended December 31, 2007 to $67.7 million for the year ended December 31, 2008, due to the establishment, in the third quarter, of a $62.7 million valuation allowance assessed against the deferred tax asset recorded as part of our initial public offering. A comparison of the effective tax rate for the year ended December 31, 2008 to the effective tax rate for the year ended December 31, 2007 is not meaningful due to the valuation allowance and the full year effect of our liability for C-corporation taxation in 2008.

Year Ended December 31, 2007 versus December 31, 2006

        The provision for income taxes increased by $1.7 million, or 43.6%, from $3.9 million for the year ended December 31, 2006, to $5.6 million for the year ended December 31, 2007, due to an increase in taxable income, as well as the partial year effect of our obligation to pay taxes applicable to C-corporations subsequent to the reorganization and our initial public offering. Our effective corporate tax rate for the year ended December 31, 2007, exclusive of our pro rata share of our operating company's provision for the New York City Unincorporated Business Tax, was approximately 44%. A comparison of the effective tax rate for the year ended December 31, 2007 to the effective tax rate for the year ended December 31, 2006 is not meaningful due to the partial year effect of our liability for C-corporation taxation, and the equity-based compensation charges of $65.0 million and $232.5 million taken in 2007 and 2006, respectively. Neither of these charges was deductible for tax purposes.

Non-Controlling Interests

Year Ended December 31, 2008 versus December 31, 2007

        Non-controlling interests were a charge of $36.1 million for the year ended December 31, 2008 and consisted of $45.9 million associated with our employees' and outside investors' full-year interest in the income of the operating company, offset by the $9.8 million effect of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships. For the year ended December 31, 2007, non-controlling interests were a credit of $20.6 million and consisted primarily of our employees' and outside investors' exclusive interest in the $31.5 million loss of our operating company prior to the consummation of our reorganization on October 30, 2007, partially offset by their $12.5 million interest in the income of the operating company subsequent to that date. The change in non-controlling interests reflects primarily the losses incurred at the operating company in 2007 that were not replicated in 2008. This change also reflects, to a lesser extent, the impact to our non-controlling interests of the less favorable investment performance of the private investment vehicles we managed during the year ended December 31, 2008, compared to the year ended December 31, 2007.

Year Ended December 31, 2007 versus December 31, 2006

        Non-controlling interests were a credit of $20.6 million for the year ended December 31, 2007, compared to a charge of $2.0 million for the year ended December 31, 2006. This change primarily reflects our employees' and outside investors' exclusive interest in the $31.5 million loss of our operating company prior to the consummation of our reorganization on October 30, 2007, partially offset by their $12.5 million interest in the income of the operating company subsequent to that date. This change also reflects, to a lesser extent, the impact to our non-controlling interests of the less favorable investment performance of the private investment vehicles we managed during the year ended December 31, 2007 compared to the year ended December 31, 2006.

Interest on Mandatorily Redeemable Units

Year Ended December 31, 2008 versus December 31, 2007

        There were no charges associated with interest on mandatorily redeemable units for the year ended December 31, 2008. As of March 31, 2007, the Operating Agreement of our operating company was amended to remove all mandatory redemption provisions related to our membership units. The removal of these provisions caused our membership units to be classified as equity, and neither distributions, nor subsequent changes to these units' value, were charged to income following the amendment.

Years Ended December 31, 2007 versus December 31, 2006

        Interest on mandatorily redeemable units decreased by $500.1 million to $16.6 million for the year ended December 31, 2007, from $516.7 million for the year ended December 31, 2006. The decrease was due to the amendment of the Operating Agreement of our operating company as of March 31, 2007 to remove all mandatory redemption provisions related to our membership units. The removal of these provisions caused our membership units to be classified as equity, and neither distributions, nor subsequent changes to these units' value, were charged to income following the amendment.

Liquidity and Capital Resources

        Historically, the working capital needs of our business have primarily been met through cash generated by our operations. Distributions to members of our operating company and loan amortization payments have been our largest use of cash from financing activities. Investing activities have historically been investments in our own investment strategies and, to a lesser extent, capital expenditures.

        At December 31, 2008, our cash and cash equivalents were $27.4 million, inclusive of $0.3 million in cash held by our consolidated investment partnerships. Advisory fees receivable were $13.6 million. We also had approximately $4.1 million in marketable equity securities, net of $8.1 million in non-controlling interests, and exclusive of approximately $1.8 million in investments set aside to satisfy our obligations under our deferred compensation program.

        We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations. As an investment management firm, our business has been materially affected by conditions in the global financial markets and economic conditions throughout the world. Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM. As of and for the year ended December 31, 2008, our AUM and revenues declined by 54.7% and 31.1%, respectively, compared with the year ended December 31, 2007. These reductions contributed to a 19.9% decline in our cash provided by operating activities during the same period. To the extent that our AUM continues to decline, the cash provided by operating activities may be negatively impacted.

        In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including, among other things, cash, working capital, investments, long-term liabilities, lease commitments, debt obligations (including required amortization payments), and operating company distributions. Further, we consider compensation, one of our largest expenses, as sufficiently variable such that it can be adjusted to mitigate the decline in revenue we have experienced, and may continue to experience in the next twelve months. We continuously evaluate our staffing requirements and compensation levels with reference to our own liquidity position and external peer benchmarking data. The result of this review directly influences management's recommendations to our board of directors with respect to such staffing and compensation levels. During the fourth quarter of 2008, we reduced our year-end compensation packages and lowered headcount by approximately 10%, as we took steps to reduce our overall cost structure.

        We anticipate that tax allocations to the members of our operating company, which consisted of 26 of our employees as of December 31, 2008, two outside investors, one former employee and us, will continue to be a material financing activity. Under the terms and conditions of our amended credit agreement and Senior Subordinated Notes, we have suspended our dividend payment to shareholders. Cash distributions to operating company members for partnership tax allocations are expected to decline as the taxable income of the operating company decreases.

        As discussed further below, on October 28, 2008, our operating company entered into a third amendment to its credit agreement and issued $16.0 million in senior subordinated notes to entities established by Richard S. Pzena, the Company's CEO, for the benefit of certain of his family members, an entity controlled by a company director and a former employee. The proceeds of the notes and $9.0 million of cash reserves were used to reduce the principal amounts outstanding under the credit agreement. The amendment to the credit agreement, among other things, eliminated all financial covenants and the excess cash flow sweep, and reduced availability under the revolving credit facility from $3.0 million to $1.8 million. It also requires us to make mandatory quarterly principal repayments of $2.0 million and precludes us from paying dividends to shareholders. As of December 31, 2008, we had $22.0 million and $16.0 million outstanding under the credit agreement and the senior subordinated notes, respectively. Although we are comfortable with our current capital structure, in the current economic environment, it is uncertain whether additional or alternative sources of debt or equity financing would be available on acceptable terms. We have never drawn on our current revolving credit facility for liquidity needs and do not anticipate needing to draw on such a facility in the future.

        We do not anticipate meaningful outlays for internal investment or capital expenditures over the next twelve months.

        We believe that the amendment of our credit agreement, elimination of the dividend, reductions in headcount and ability to vary cash compensation levels have provided us with an appropriate degree of flexibility in providing for our liquidity needs.

Dividend Policy

        We are a holding company and have no material assets other than our ownership of membership interests in our operating company. As a result, we depend upon distributions from our operating company to pay any dividends that our board of directors may declare to be paid to our Class A common stockhoders, if any. When and if our board of directors declares any such dividends, we then cause our operating company to make distributions to us in an amount sufficient to cover the amount of the dividends declared. We may not pay dividends to our Class A common stockholders in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends or any of our financing facilities or other agreements restrict us from doing so. Pursuant to restrictions set forth in our amended credit agreement and the senior subordinated notes as of October 28, 2008, we have suspended previous quarterly cash dividend payments to our Class A common stockholders. In the future, our board of directors may, in its discretion and subject to the Company's operating results, debt agreements and applicable law, reinstate the dividend at an amount to be determined by it. To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

Credit Agreement

        On July 23, 2007, our operating company borrowed $60.0 million pursuant to a three-year term loan facility (the "Credit Agreement"), the proceeds of which were used to finance a special one-time distribution to the members of our operating company as of that date. Concurrently, our operating company also obtained a $20.0 million revolving Credit facility to finance our short-term working capital needs. We refer to the term loan and revolving loan facilities as our Credit Agreement. On February 11, 2008, our operating company entered into the first amendment to the Credit Agreement. The amendment changed a number of Credit Agreement provisions, including: (i) the minimum AUM financial covenant was reduced from $20.0 billion to $15.0 billion; (ii) the minimum Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, financial covenant for each four quarter period was reduced from $60.0 million to $40.0 million; (iii) the capacity of the revolving credit facility was reduced from $20.0 million to $5.0 million; and (iv) the interest rate was increased from LIBOR plus 1.0% to LIBOR plus 1.5%. In addition, two mandatory prepayment provisions were added: (a) term loan amortization was required beginning in any period when AUM was less than $20 billion and ending when AUM was greater than $21.5 billion, and (b) a 50% excess cash flow sweep was required if AUM was below $17.5 billion. During the three months ended June 30, 2008, our assets under management fell below $20 billion. Pursuant to the provisions of the term loan, as amended, our operating company was required to make an amortization payment of $3.0 million on June 30, 2008.

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

        Conditions precedent to the execution of Amendment No.3 included, among others, (i) the repayment by the operating company of $25.0 million of the $47.0 million principal amount outstanding under the Credit Agreement as of October 28, 2008, and (ii) the grant by the operating company and one of its subsidiaries of a security interest in their accounts receivable.

        In order to fund the $25.0 million repayment by our operating company, we used $9.0 million in cash reserves and the proceeds from the issuance on October 28, 2008 of an aggregate of $16.0 million principal amount of Senior Subordinated Notes (collectively, the "Notes") to entities established by Richard Pzena, our Company's Chief Executive Officer, for the benefit of certain of his family members, an entity controlled by a Company director, and a former employee of our operating company. Each of these Notes is unsecured, has a ten-year maturity and bears interest at 6.30% per annum. The provisions of the Notes include a restricted payments covenant (including dividend payments), a prohibition on incurring indebtedness which is not subordinated to the Notes, and events of default based on failure to make payments, bankruptcy, change of control and acceleration of material indebtedness. In addition, the Notes are subordinated to the repayment in full of the loans under the Credit Agreement.

Tax Receivable Agreement

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

Cash Flows

        Operating activities provided $64.8 million and $80.9 million for the years ended December 31, 2008 and 2007, respectively. This decline in cash flows from operating activities was driven primarily by a decrease in average AUM from $28.3 billion for the year ended December 31, 2007, to $18.1 billion for the year ended December 31, 2008, which had a corresponding negative impact on total revenues. This decline was partially offset by the full-year impact of the reclassification of cash flows associated with the removal of the mandatory redemption provisions of the operating company's operating agreement noted below. Overall cash compensation declined in 2008 as we reduced our year-end compensation packages and lowered headcount by approximately 10% to reduce our overall cost structure.

        Operating activities provided $80.9 million and $16.4 million for the years ended December 31, 2007 and 2006, respectively. This change is due primarily to the fact that beginning on March 31, 2007, the effective date of an amendment to the operating agreement of our operating company to eliminate its obligation to redeem a member's units therein under any circumstance, as well as the acceleration of the vesting of all compensatory units then subject to vesting, distributions on all membership units are classified as financing activities in our consolidated statements of cash flows. As a result of this reclassification, net cash provided by operating activities has increased, and net cash provided by financing activities has decreased during the period from March 31 to December 31, 2007. Overall cash compensation fell slightly in the year ended December 31, 2007 compared to the year ended December 31, 2006, in part due to the approximately $4.4 million effect of the initial adoption on January 1, 2007 of the mandatory deferral provisions of our operating company's bonus plan.

        Investing activities consist primarily of investments in affiliates and other investment partnerships, as well as capital expenditures. Investing activities used $0.1 million and $1.4 million for the year ended December 31, 2008 and 2007, respectively. This change was largely a result of capital expenditures undertaken in 2007 that were not replicated in 2008.

        Investing activities used $1.4 million for the year ended December 2007 and provided $2.5 million for the year ended December 31, 2006. This change was driven primarily by capital expenditures associated with the build out of additional space in our New York office.

        Financing activities consist primarily of borrowing arrangements and contributions from, and distributions to, non-controlling interests. Financing activities used $64.5 million for the year ended December 31, 2008 and used $75.2 million for the year ended December 31, 2007. The decrease in cash used in financing activities is due primarily to a reduction in distributions to non-controlling interests associated with reduced operating company income and a suspension of our dividend payments. This decrease was offset by $22.0 million in repayments on our debt and the full year effect of the reclassification of cash flows associated with the removal of the mandatory redemption provisions of the operating company's operating agreement noted above.

        Financing activities used $75.2 million for the year ended December 31, 2007 and provided $6.6 million for the year ended December 31, 2006. The increase in cash used in financing activities is due primarily to the fact that the amendment to the operating agreement of our operating company, as explained above, reclassifies distributions on all membership units as financing activities in our consolidated statements of cash flows subsequent to March 31, 2007.

Contractual Obligations

        The following table sets forth information regarding our consolidated contractual obligations as of December 31, 2008.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating Lease	$14,033	$1,949	$4,039	$4,198	$3,847
Term Loan	22,000	8,000	14,000	—	—
Senior Subordinated Debt To Related Parties	16,000	—	—	—	16,000
Interest Payments	11,061	1,649	2,523	2,016	4,872

Total	$63,094	$11,598	$20,562	$6,214	$24,719

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements as of December 31, 2008.

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

        Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial condition. Management believes that the critical accounting policies discussed below involve additional management judgment due to the sensitivity of the methods and assumptions used.

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

        We believe that the accounting estimate related to the $62.7 million valuation allowance, assessed in 2008 against the deferred tax asset recorded in 2007 as part of our initial public offering, is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. If we were not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets valuation allowance would be charged to income tax expense in the period such determination was made.

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

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 permits an entity to elect to measure certain financial instruments and certain other items at fair value with changes in fair value recognized in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Since we chose not to elect this fair value option, the impact of the adoption of this statement was not material.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("FAS 141R") which replaces Statement of Financial Accounting Standards No. 141, Business Combinations. FAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. FAS 141R is effective for us on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The adoption of FAS 141R on January 1, 2009 will apply to future acquisitions, and its impact will depend on the nature and volume of those transactions.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("FAS 160"). FAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require non-controlling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings. FAS 160 is effective for us on January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. The adoption of FAS 160 will only impact the Company's presentation of its consolidated financial statements.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities ("FAS 161"). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As FAS 161 only affects financial statement disclosure, the impact of the adoption will be limited to financial statement disclosure.

        In June 2008, the FASB issued EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". The EITF release states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of EITF 03-6-1 on January 1, 2009 will not have a material impact on the Company's consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. As noted in Item 1A, "Risk Factors," global markets have continued to experience unprecedented volatility, and a challenging business climate is forecast for the foreseeable future. Market conditions have resulted in a significant reduction in our assets under management, which directly impacts our revenues and net income. A continued economic downturn and volatility in the global financial markets could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.

        All of our revenue for the three years ended December 31, 2008 was derived from advisory fees, which are typically based on the market value of AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

        We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of marketable securities. At December 31, 2008, the fair value of these assets was $14.0 million. Assuming a 10% increase or decrease, the fair value would increase or decrease by $1.4 million at December 31, 2008.

Interest Rate Risk

        The amounts that our operating company borrowed pursuant to the Credit Agreement, and any amounts our operating company borrows under the related revolving credit facility, will accrue interest at variable rates. The operating company entered into an interest rate swap agreement that commenced on July 23, 2008. The swap, which expires on July 23, 2010, obligates us to pay a 2.825% fixed rate of interest on the notional amount and requires the counterparty to pay us a floating interest rate based on the monthly LIBOR interest rate. The spread on the Credit Agreement is in addition to these amounts. Interest rate changes may, therefore, affect the amount of our interest payments related to any potential differential between the notional amount of the interest rate swap and amounts outstanding under the Credit Agreement, as well as any amounts borrowed under the revolving credit facility. Such changes would correspondingly affect our future earnings and cash flows. In addition, we have not entered any arrangement to hedge our exposure to interest rates from July 23, 2010 to July 23, 2011. For this one year period, interest rate changes would affect our future earnings and cash flows. Based on the consolidated debt obligations that we have as of December 31, 2008, we believe that our hedge would be unaffected in the event that interest rates were to increase by one percentage point.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and notes thereto begin on page F-1 of this Annual Report and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        In March 2007, our operating company engaged Ernst & Young LLP, independent registered public accounting firm, to audit its consolidated financial statements beginning with the year ended December 31, 2006. The decision to engage Ernst & Young LLP was approved by its Executive Committee. During the year ended December 31, 2006, and for the period from January 1, 2007 to March 26, 2007, our operating company did not consult with Ernst & Young LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its consolidated financial statements.

        There were no "disagreements" or "reportable events" as that term is used in Item 304 of Regulation S-K, with Ernst & Young LLP on any matter of accounting principle, financial statement disclosure or auditing scope or procedure for the years ended December 31, 2008 and 2007.

ITEM 9A.    CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

        During the course of their review of our consolidated financial statements as of December 31, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

        Our management, with the participation of our chief executive officer and our chief financial officer, has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on the assessment using those criteria, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

        Our independent registered public accounting firm audited the financial statements included in the Annual Report on Form 10-K and have issued an audit report on our internal control over financial reporting. This report appears on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        There was no information that we were required to disclose in a current report on Form 8-K during the fourth quarter of fiscal 2008 that was not so disclosed.

 PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following table provides certain information relating to our directors and executive officers. All of our executive officers were appointed to their positions effective June 2007, with the exceptions of Richard S. Pzena and Wayne A. Palladino, both of whom were appointed in May 2007. Our executive officers are subject to re-appointment by our Board of Directors on an annual basis. All of our directors were appointed to their positions effective October 2007, other than Richard S. Pzena, who was appointed in May 2007, and Ronald W. Tysoe, who was appointed in December 2008.

Name	Age	Position
Richard S. Pzena	50	Chairman, Chief Executive Officer, Co-Chief Investment Officer
John P. Goetz	51	President, Co-Chief Investment Officer
A. Rama Krishna	45	President, International
William L. Lipsey	50	President, Marketing and Client Service
Wayne A. Palladino	50	Chief Financial Officer and Chief Accounting Officer
Steven M. Galbraith	46	Director
Joel M. Greenblatt	51	Director
Richard P. Meyerowich	66	Director
Ronald W. Tysoe	55	Director

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

        Wayne A. Palladino is our Chief Financial Officer and Chief Accounting Officer. Mr. Palladino was appointed our Chief Financial Officer in May 2007. Since 2002, he has served as our Head of Client Service. Prior to joining us in 2002, Mr. Palladino was Senior Vice President and Chief Financial Officer at the Lillian Vernon Corporation, a publicly-traded company, from 2000 to 2002. From 1991 to 2000, Mr. Palladino was Senior Vice President and Chief Financial Officer at Transworld Healthcare, Inc. (now known as Allied Healthcare International Inc.), also a publicly-traded company. He is currently a director of Allied Healthcare International Inc. He earned a B.S. in Economics and an M.B.A. in Finance with distinction from the Wharton School of the University of Pennsylvania in 1980 and 1983, respectively.

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

        Ronald W. Tysoe currently serves as a member of our board of directors. Mr. Tysoe served as a senior advisor at Perella Weinberg Partners LP, a boutique investment banking firm in New York, from October 2006 through September 2007. Prior to that he was vice chairman, finance and real estate, of Federated Department Stores, Inc. (now Macy's, Inc.), a position he held since April of 1990. He served as chief financial officer of Federated from 1990 to 1997, and served on the Federated board of directors from 1988 until May of 2005. Mr. Tysoe is a member of the board of directors of Cintas Corporation, a publicly-traded uniform rental and supply company, where he serves as a member of the audit and corporate governance committees. He is also a member of the board of directors of Taubman Centers, Inc., a publicly-traded real estate investment trust, where he serves as a member of the audit committee and executive committee. Mr. Tysoe is a member of the board of directors of Scripps Networks Interactive, Inc., a publicly-traded media and broadcasting enterprise, where he serves as chairman of the audit committee and as a member of the compensation committee. He is also a member of the board of directors of Canadian Imperial Bank of Commerce, a publicly-traded commercial banking company, and serves as chairman of its audit committee. In addition he is a director and member of the audit committee of NRDC Acquisition Corp., a publicly-traded special purpose acquisition corporation (SPAC) listed on the NYSE Alternext market (formerly the American Stock Exchange). Mr. Tysoe earned Bachelor of Commerce and Bachelor of Law degrees from the University of British Columbia in 1977 and 1978, respectively.

        There are no family relationships among any of our directors or executive officers.

Board Composition

        Our board of directors currently consists of five directors. We have determined that each of Messrs. Galbraith, Meyerowich and Tysoe is an "independent" director within the meaning of the applicable rules of the SEC and the NYSE.

        Our bylaws provide that our board of directors will consist of five directors, or such number of directors as fixed by our board of directors from time to time. Our directors are elected for one-year terms and will continue to serve until the next annual meeting of stockholders or until such director's earlier death, resignation or removal.

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

Audit Committee

        Our Audit Committee assists our board of directors in its oversight of the integrity of our consolidated financial statements, our independent registered public accounting firm's qualifications and independence, and the performance of our independent registered public accounting firm.

        Our Audit Committee's responsibilities include, among others:

  •
  reviewing the audit plans and findings of our independent registered public accounting firm and our internal audit and risk review staff, as well as the results of regulatory examinations, and tracking management's corrective action plans where necessary;

  •
  reviewing our financial statements, including any significant financial items and/or changes in accounting policies, and/or internal control, with our senior management and independent registered public accounting firm;

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

        Messrs. Galbraith, Meyerowich and Tysoe currently serve on the Audit Committee and Mr. Meyerowich serves as its chair. Our board of directors has determined that each of Messrs. Meyerowich and Tysoe are an "audit committee financial expert" as such term is defined in the rules and regulations of the SEC.

        In addition to serving on our Audit Committee, Mr. Tysoe serves on the audit committees of five other public companies. Our board of directors has determined that such simultaneous service does not impair Mr. Tysoe's ability to effectively serve on our Audit Committee.

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

        Messrs. Galbraith, Meyerowich and Tysoe currently serve on the Compensation Committee and Mr. Galbraith serves as its chair.

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

        Messrs. Galbraith, Meyerowich and Tysoe currently serve on the Nominating and Corporate Governance Committee and Mr. Tysoe serves as its chair.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC and NYSE reports of ownership on Form 3 and changes in ownership (including changes in ownership of derivative securities representing the right to acquire our securities) on Forms 4 and 5. Such executive officers, directors and greater than 10% shareholders are required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

        Based on a review of such reports, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% shareholders were complied with in respect of our fiscal year ended December 31, 2008, except that (i) the issuance, on January 1, 2008, of 30,000 options to acquire Class B units to Mr. Palladino, pursuant to the PIM LLC 2006 Equity Incentive Plan, was reported late on January 17, 2008; (ii) the disposition of 2,778 shares of the Company's Class A common stock to the Company, by Mr. Ullman, in connection with his resignation as director of the Company on December 11, 2008, was reported late on December 19, 2008; and (iii) the purchase of 165,000 shares of the Company's Class A common stock by Pennant Capital Management, LLC on December 31, 2007, was reported late on February 21, 2008.

ITEM 11.    EXECUTIVE COMPENSATION

Overview

        The Compensation Committee of the board of directors is responsible for determining executive officer compensation. The Compensation Committee is comprised entirely of members who are qualified to serve on the Committee pursuant to the requirements of the NYSE. Members of the Compensation Committee additionally qualify as "non-employee directors" within the meaning of Rule 16b-3 promulgated under the Exchange Act, and "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

Compensation Committee Interlocks and Insider Participation

        Prior to December 11, 2008, the Compensation Committee consisted of board members Galbraith, Meyerowich and Ullman. Beginning December 11, 2008, Mr. Tysoe replaced Mr. Ullman on the Board of Directors of the Company and on the Compensation Committee. In this regard, on December 11, 2008, Mr. Ullman resigned from the Board of Directors of the Company as a result of his appointment to the Board of Directors of the Federal Reserve Bank of Dallas.

        None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as a member of our board of directors or our Compensation Committee.

Compensation Committee Report

        The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth below, and based upon such review and discussions, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report. Each of Messrs. Galbraith, Meyerowich and Tysoe approved such inclusion in this report.

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

  Principal Components of Executive Compensation

        We have established compensation practices that directly link compensation with our performance, as described below. These practices apply to all of our professionals, including our named executive officers, Messrs. Pzena, Goetz, Krishna, Lipsey and Palladino. Ultimately, ownership in our operating company is the primary tool that we use to attract and retain professionals, including the named executive officers. As of March 3, 2009, our employees held 73.4% of the ownership interests in our operating company, the substantial majority of which is held by the four members of the Executive Committee of our operating company, Messrs. Pzena, Goetz, Krishna and Lipsey, together with their estate planning vehicles.

        We provide the following elements of compensation to our named executive officers:

  (i)
  cash compensation, consisting of a base salary;

  (ii)
  annual cash bonuses;

  (iii)
  mandatory deferred compensation;

  (iv)
  equity-based compensation and related distributions of earnings of our operating company; and

  (v)
  perquisites.

        The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between currently paid out and long-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. In order to attract and retain qualified personnel, all compensation and benefits packages, including those of our named executive officers, are generally benchmarked against relevant industry and geographic peer groups.

        It is customary in the investment management industry to provide for base salaries and discretionary bonuses to be paid to executives upon whom the company relies for its success. Cash compensation in the form of a fixed base salary and discretionary cash bonuses constitute only a portion of the compensation that we pay our named executive officers.

  (i)
  Base Salary.    Consistent with industry practice, the base salaries for our named executive officers generally account for a relatively small portion of their overall compensation. As further discussed below under "Executive Employment Agreements," Messrs. Pzena, Goetz, Krishna and Lipsey received a base salary for 2008 at the annual rate of approximately $300,000. Mr. Palladino received a base salary for 2008 at the annual rate of approximately $300,000. These amounts are inclusive of contributions to the firm's Simplified Employee Pension Plan and applicable health care costs.

  (ii)
  Cash Bonuses.    As further discussed below under "Executive Employment Agreements," Messrs. Pzena, Goetz, Krishna and Lipsey may be paid a maximum annual bonus of $2,700,000 each for each of the next two years. In 2008, given the current economic environment and the performance of the Company, the Compensation Committee determined that no cash bonuses be paid to our named executive officers other than Mr. Palladino, who received a cash bonus of $204,887. The Compensation Committee further determined to award options to purchase Class B membership interests to the named executive officers. These option awards are discussed under "Equity Based Compensation and Distributions of Earnings of our Operating Company", below.

  (iii)
  Mandatory Deferred Compensation.    The purpose of the Pzena Investment Management, LLC Bonus Plan, which we refer to as the Bonus Plan, is to enable us to attract, retain, motivate and reward highly qualified individuals who provide services to us by, among other things: (a) providing for grants of bonus compensation; and (b) providing that a portion of the bonus awards made to certain highly compensated individuals, including the executive officers, shall be deferred on a mandatory basis and shall vest, and become payable, over a four-year period. These amounts are reflected in the "Non-Equity Incentive Plan Compensation" column of the "Summary Compensation Table" below. See "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Bonus Plan" for a more detailed description of our Bonus Plan. For 2008, since no named executive officer reached the applicable threshold, no portion of executive officer compensation was subject to mandatory deferral under the Bonus Plan.

  (iv)
  Equity Based Compensation and Distribution of Earnings of Our Operating Company.    We have awarded many of our employees, including our executive officers, ownership interests in our operating company. Historically, the substantial majority of the remuneration that members of the Executive Committee received from us consisted of cash distributions in proportion to their respective ownership interests of our operating company. A significant portion of the income received by our chief financial officer from us historically consisted of these distributions as well. The named executive officers each have substantial ownership interests in our operating company. They receive distributions in respect of their membership units in the same amount and at the same time as distributions are made on all other membership units, including Class A units, which creates an alignment of their interests with those of our Class A stockholders. The amounts of these distributions amounts are not shown in the Summary Compensation Table below because they arise out of the named executive officers' ownership interest in our operating company, but the distributions with respect to their compensatory units are disclosed in the footnotes to the Summary Compensation Table. In the three years ended December 31, 2008, distributions in respect of membership units owned by each of the named executive officers, other than our Chief Financial Officer, constituted from 24% to 97% of the total income they received from us. A significant portion of the total income that our chief financial officer received from us in this same period was in the form of distributions in respect of his membership interest in our operating company. These distributions included a one-time payment of undistributed earnings generated prior to our initial public offering.

    With respect to 2008, our executive officers received approximately the following cash distributions in proportion to their respective total ownership interests in our operating company, including membership interests held by their estate planning vehicles with respect to which they disclaim beneficial ownership: Mr. Pzena, $18.0 million (out of which $9.8 million was for tax liabilities, with the balance comprised of dividend payment); Mr. Goetz, $4.5 million (out of which $2.4 million was for tax liabilities, with the balance comprised of dividend payments); Mr. Krishna, $3.9 million (out of which $2.1 million was for tax liabilities, with the balance comprised of dividend payments); Mr. Lipsey, $4.0 million (out of which $2.2 million was for tax liabilities, with the balance comprised of dividend payments); and Mr. Palladino, $0.2 million (out of which $111,000 was for tax liabilities, with the balance comprised of dividend payments).

    We adopted the PIM LLC 2006 Equity Incentive Plan, effective January 1, 2007, which permits the grant of a variety of equity awards relating to membership units of our operating company, including options to purchase membership units and restricted membership units. In 2008, the Compensation Committee determined that in lieu of cash bonuses, options to purchase Class B membership units be granted to our named executive officers. In this regard, 200,000 of such options were granted to each of Messrs. Pzena, Goetz, Krishna and Lipsey, and 80,000 options were granted to Mr. Palladino. All options granted under the PIM LLC 2006 Equity Incentive Plan were granted with an exercise price equal to the fair market value of the underlying membership units on the date of grant, as determined by the Compensation Committee administering the plan.

    As conditions allow, we intend to continue to award equity-based incentives under the PIM LLC 2006 Equity Incentive Plan as an incentive to encourage ownership in our operating company. See "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Incentive Plans—PIM LLC 2006 Equity Incentive Plan."

  (v)
  Perquisites.    We offer each of our employees, including each of the named executive officers, our investment management services, if they place their funds with us, without charging any advisory fees typically associated with these services. This benefit is provided at no incremental cost to us.

Executive Employment Agreements

        We determined that it was in the best interests of our stockholders and the owners of our operating company to enter into employment agreements with the four members of the Executive Committee, collectively referred to herein as the managing principals.

        On October 30, 2007 we entered into employment agreements with each of Messrs. Pzena, Goetz, Krishna and Lipsey. Pursuant to the terms of the individual employment agreements, (i) Mr. Pzena serves as our Chief Executive Officer, Co-Chief Investment Officer; (ii) Mr. Goetz serves as our President, Co-Chief Investment Officer; (iii) Mr. Krishna serves as our President, International; and (iv) Mr. Lipsey serves as our President, Marketing and Client Service. Each of Messrs. Pzena, Goetz, Krishna and Lipsey will serve for an initial term of three years, subject to automatic, successive one-year extensions thereafter unless either party gives the other 60 days prior notice that the term will not be extended. Each agreement provides for: (i) an annual base salary of $300,000, and (ii) an annual bonus, the amount of which will be determined by our Compensation Committee, subject to a maximum annual bonus of $2,700,000 each for each of the three years of the employment agreement. These annual bonuses are subject to the provisions of our Bonus Plan further described under Item 12 below. We have not entered into an employment agreement with Mr. Palladino, our chief financial officer.

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

        The following table sets forth certain summary information concerning compensation provided by Pzena Investment Management, LLC during the fiscal years ended December 31, 2008, 2007 and 2006 to our Chief Executive Officer, Chief Financial Officer and the next three most highly compensated executive officers, whom we refer to collectively as the named executive officers. The amounts set forth under the Unit Awards and Option Awards columns are calculated in accordance with the rules of the SEC and may not reflect actual amounts received by the named executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary(2)	Bonus(3)		Unit Awards(4)		Option Awards(5)	Non-Equity Incentive Plan Compensation(6)		All Other Compensation(7)	Total
Richard S. Pzena, Chief Executive Officer, Co-Chief Investment Officer	2008 2007 2006	$250,959 260,000 121,950	$	— 1,603,000 2,833,000	$	— 41,988,447 84,893,296	$352,000 — —	$	— 692,000 —	$34,500 33,750 33,000	$637,459 44,577,197 87,881,246
Wayne A. Palladino, Chief Financial Officer(1)	2008 2007 2006	252,656 250,000 130,000		204,887 350,000 351,100		— 1,345,064 2,650,674	167,200 60,400 —		— — —	34,500 33,750 33,000	659,243 2,039,214 3,164,774
John P. Goetz, President, Co-Chief Investment Officer	2008 2007 2006	252,656 250,000 121,950		— 1,479,500 2,533,000		— 10,711,311 36,415,865	352,000 — —		— 603,000 —	34,500 33,750 33,000	639,156 13,077,561 39,103,815
A. Rama Krishna, President, International	2008 2007 2006	252,656 250,000 129,600		— 1,403,000 2,325,000		— 8,254,462 38,350,487	352,000 — —		— 552,000 —	34,500 33,750 33,000	639,156 10,493,212 40,838,087
William L. Lipsey, President, Marketing and Client Service	2008 2007 2006	252,656 250,000 121,950		— 1,148,000 1,834,000		— 10,658,523 35,561,064	352,000 — —		— 382,000 —	34,500 33,750 33,000	639,156 12,472,273 37,550,014

(1)
Mr. Palladino became our Chief Financial Officer in May 2007.

(2)
Amounts represent payments of salary made to the named executive officers pursuant to their respective employment agreements.

(3)
Amounts represent the aggregate guaranteed and discretionary bonuses paid to the named executive officers for the 2007 and 2006 fiscal years. There were no guaranteed bonuses in 2008 and 2007. The guaranteed portion of these bonuses for 2006 was as follows: Mr. Pzena, $533,000; Mr. Palladino, $126,100; Mr. Goetz, $333,000; Mr. Krishna, $125,000; and Mr. Lipsey, $334,100.

(4)
Reflects the expense recognized during 2007 and 2006 associated with compensatory units in our operating company, including distributions in respect of such units, calculated pursuant to FAS 123(R). Pursuant to FAS 123(R), our operating company recognized compensation expense associated with the granting of equity-based compensation based on the grant-date fair value of the award if it is classified as an equity instrument, and on the changes in settlement amount for awards that are classified as liabilities. Our operating company's compensatory unit-based awards had redemption features that necessitated their classification as liabilities and, accordingly, changes to their redemption values subsequent to the grant date have been included as a component of compensation and benefits expense. For the year ended December 31, 2007, distributions of $2.5 million, $0.1 million, $1.0 million, $1.9 million and $1.0 million were made to Messrs. Pzena, Palladino, Goetz, Krishna and Lipsey, respectively, which distributions were attributable to the portion of the compensatory units held by them or their respective estate planning vehicles. For the year ended December 31, 2006, such distributions to Messrs. Pzena, Palladino, Goetz, Krishna and Lipsey totaled $5.7 million, $0.2 million, $2.4 million, $2.1 million and $2.4 million, respectively, with respect to the portion of the compensatory units held by them or their respective estate planning vehicles. Effective March 31, 2007, the operating company amended its Operating Agreement to remove all mandatory redemption provisions. As all of its membership units thereafter had only equity characteristics, neither distributions, nor subsequent incremental changes to their value, were charged against income from the effective date of the amendment.

(5)
Amounts reflected represent the fair value of grants, on the date of grant, calculated in accordance with FAS 123(R). For a discussion of the FAS 123(R) assumptions utilized, see Note 16 to our consolidated financial statements beginning on page F-1 of this Annual Report.

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

(7)
Represents a company contribution to our operating company's simplified employee pension for each named executive officer.

Grants of Plan-Based Awards

        The following table sets forth information concerning grants of options in 2008 to any named executive officer.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options(1)	Exercise or Base Price of Option Awards(2)	Grant Date Fair Value of Option Awards(3)
Richard S. Pzena	December 31, 2008	200,000	$4.22	$352,000
Wayne A. Palladino	January 1, 2008	30,000	11.40	79,200
Wayne A. Palladino	December 31, 2008	50,000	4.22	88,000
John P. Goetz	December 31, 2008	200,000	4.22	352,000
A. Rama Krishna	December 31, 2008	200,000	4.22	352,000
William L. Lipsey	December 31, 2008	200,000	4.22	352,000

    (1)
    Represents options to acquire Class B units of our operating company awarded under the PIM LLC 2006 Equity Incentive Plan. Although the options were granted pursuant to the PIM LLC 2006 Equity Incentive Plan, we do not consider these awards to have been pursuant to an "equity incentive plan", as such term is defined in the rules of the SEC, because the vesting of the options is not tied to our company's or our stock's performance.

    (2)
    Represents the fair market value of a Class B unit on the date of grant, as determined by the committee administering the PIM LLC 2006 Equity Incentive Plan. Does not reflect compensation actually received by the named executive officers.

    (3)
    Amounts reflected represent the fair value of grants, on the date of grant, calculated in accordance with FAS 123(R). For a discussion of the FAS 123(R) assumptions utilized, see Note 16 to our consolidated financial statements beginning on page F-1 of this Annual Report.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information relating to unexercised options held by any named executive officer as of December 31, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable(1)		Number of Securities Underlying Unexercised Options # Unexercisable(1)		Option Exercise Price(5)	Option Expiration Date
Richard S. Pzena	200,000	(2)			$4.22	December 31, 2018
Wayne A. Palladino	10,000	(3)	—		13.53	January 1, 2017
Wayne A. Palladino	7,500	(4)	22,500	(4)	11.40	January 1, 2018
Wayne A. Palladino	50,000	(2)			4.22	December 31, 2018
John P. Goetz	200,000	(2)			4.22	December 31, 2018
A. Rama Krishna	200,000	(2)			4.22	December 31, 2018
William L. Lipsey	200,000	(2)			4.22	December 31, 2018

    (1)
    Represents options to purchase Class B units of our operating company.

    (2)
    Fully vested and immediately exercisable as of December 31, 2008.

    (3)
    Fully vested and immediately exercisable as of March 31, 2007.

    (4)
    Vest in four equal annual installments, commencing on January 1, 2009.

    (5)
    Represents the fair market value of a Class B unit on the date of grant, as determined by the committee administering the PIM LLC 2006 Equity Incentive Plan.

Non-Qualified Deferred Compensation

        The following table sets forth information relating to non tax-qualified deferral of compensation by the named executive officers for the year ended December 31, 2008.

Name	Executive Contributions for Year Ended December 31, 2008(1)	Aggregate Balance at Year Ended December 31, 2008
Richard S. Pzena	—	$288,605
Wayne A. Palladino	—	—
John P. Goetz	—	251,487
A. Rama Krishna	—	230,217
William L. Lipsey	—	159,317

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

      There were no executive contributions for the year ended December 31, 2008.

Pension Benefits

        As of December 31, 2008, none of the named executive officers was a participant in any defined benefit pension plan, whether tax-qualified or supplemental, which was maintained by us, our operating company, or any of its affiliates.

Termination or Change of Control

        Neither we nor our operating company maintain any termination or change of control programs. However, the PIM LLC 2006 Equity Incentive Plan provides that the Compensation Committee will have the discretion to accelerate the vesting of awards granted thereunder upon the occurrence of certain events, including a change of control of us.

2008 Non-Employee Director Compensation

        The following table sets forth information concerning non-employee director compensation for the year ended December 31, 2008. It is our policy not to pay director compensation to directors who are also our employees.

Name	Fees Earned or Paid in Cash(1)		Stock Awards(2)	Total(5)
Steven M. Galbraith	$35,000		$105,000	$140,000
Joel M. Greenblatt	35,000		105,000	140,000
Richard P. Meyerowich	35,000		105,000	140,000
Myron E. Ullman, III	33,098	(3)	35,000	68,098
Ronald W. Tysoe	1,902	(4)	70,000	71,902

    (1)
    For the year ended December 31, 2008, each non-employee director received an annual retainer of $70,000, payable, at the director's option, either 100% in cash, or 50% payable in cash and 50% in shares of our Class A common stock. In 2008, each non-employee director elected to receive his 2008 annual retainer, 50% payable in cash and 50% in shares of our Class A common stock

    (2)
    On January 29, 2008, each non-employee director then in office was issued 3,094 shares of our Class A common stock, with a value of approximately $35,000, in connection with the non-cash portion of his 2008 annual retainer.

      On December 31, 2008, each non-employee director then in office was awarded 16,588 shares of our Class A common stock, with a value of approximately $70,000, in connection with his pre-paid 2009 annual retainer.

      In each case, the stock was granted under our 2007 Equity Incentive Plan described below in "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Incentive Plans—2007 Equity Incentive Plan."

    (3)
    Reflects fees earned from January 1, 2008 through December 11, 2008, the date of Mr. Ullman's resignation from our board of directors.

    (4)
    Reflects fees earned beginning December 11, 2008, the date on which Mr. Tysoe became a director, through December 31, 2008.

    (5)
    For each of Messrs. Galbraith, Greenblatt, Meyerowich and Tysoe the amounts in this column include $70,000 worth of shares of our Class A common stock that was issued to them in 2008 as a pre-payment of their 2009 director fees. See footnote 2.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

        The following table sets forth information regarding the beneficial ownership of our Class A and Class B common stock by the following persons as of March 3, 2009 (except as otherwise noted):

  •
  each of our named executive officers;

  •
  each of our directors;

  •
  all of our directors and executive officers as a group; and

  •
  each person or group of affiliated persons known to us to beneficially own more than 5% of our Class A common stock or Class B common stock.

        Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying options and warrants held by that person that are exercisable within 60 days of March 3, 2009 are considered to be outstanding. However, the numbers in the percent of combined voting power column do not give effect to any options or warrants held by the persons listed in the table. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

        The address for those individuals for which an address is not otherwise indicated is: c/o Pzena Investment Management, Inc., 120 West 45th Street, New York, New York 10036.

	Class A Shares Beneficially Owned(1)		Class B Shares Beneficially Owned(1)
	Number of Shares	Percent(2)	Number of Shares		Percent(3)	Percent Combined Voting Power
Name of Beneficial Owner
Richard S. Pzena	106	*	24,928,620	(4)(5)	44.7	43.2
Wayne A. Palladino	41,866	*	304,744	(6)	*	*
John P. Goetz	—	—	6,351,755	(4)(7)	11.4	10.7
A. Rama Krishna	795,587	9.2	4,708,328	(4)(7)	8.4	8.1
William L. Lipsey	—	—	5,737,910	(4)(7)	10.3	9.7
Steven M. Galbraith	23,460	*	—		—	*
Joel M. Greenblatt	22,460	*	247,708	(8)	*	*
Richard P. Meyerowich	22,460	*	—		—	*
Ronald W. Tysoe	16,588	*	—		—	*
All executive officers and directors as a group (9 persons)	922,527	10.7	42,279,065	(9)	74.9	72.6
Kinetics Asset Management Inc.(10) 470 Park Avenue South 4th Floor New York, NY 10016	1,877,134	21.7	—		—	*

	Class A Shares Beneficially Owned(1)		Class B Shares Beneficially Owned(1)
	Number of Shares	Percent(2)	Number of Shares	Percent(3)	Percent Combined Voting Power
Keeley Asset Management Corp(11) 401 South Lasalle Street Chicago, IL 60605	551,500	6.4	—	—	*

*
Less than 1%

(1)
Each share of our Class A common stock is entitled to one vote per share and each share of our Class B common stock is entitled to five votes per share, for so long as the number of shares of our Class B common stock outstanding constitutes at least 20% of the total number of shares of our common stock outstanding.

(2)
Based on 8,633,041 shares of Class A common stock outstanding as of March 3, 2009.

(3)
Based on 55,559,751 shares of Class B common stock outstanding as of March 3, 2009.

(4)
Includes options to purchase 200,000 membership units in our operating company that are currently exercisable and which, upon exercise, will entitle the named executive officer to the same number of shares of our Class B common stock.

(5)
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

(6)
Includes options to purchase 67,500 membership units in our operating company that are currently exercisable and which, upon exercise, will entitle Mr. Palladino to the same number of shares of our Class B common stock.

(7)
Includes shares of Class B common stock held directly by estate planning vehicles established by the executive officer for the benefit of his family members. The executive officer disclaims beneficial ownership of all shares of Class B common stock directly held by the applicable vehicle.

(8)
Includes 82,200 shares of Class B common stock held directly by family members of Mr. Greenblatt. Mr. Greenblatt disclaims beneficial ownership of all shares of Class B common stock directly held by his family members.

(9)
Includes options to purchase an aggregate of 867,500 membership units in our operating company that are currently exercisable and which, upon exercise, will entitled the holders to purchase the same number of shares of our Class B common stock. As indicated in the foregoing footnotes, also includes shares of Class B common stock held by estate planning vehicles and family members of the executive officers and directors as to which beneficial ownership is disclaimed.

(10)
The number of shares owned is based on information included in the Form 13G filed by Kinetics Asset Management Inc., with the SEC on February 17, 2009. According to the Form 13G, Kinetics Asset Management Inc. has sole dispositive power over 1,877,134 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 1,877,134 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.

(11)
The number of shares owned is based on information included in the Form 13G/A filed by Keeley Asset Management Corp, and its related entities, with the SEC on February 13, 2009. According to the Form 13G/A, Keeley Asset Management Corp has sole dispositive power over 551,500 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 551,500 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.

Equity Compensation Plan Information

        The table below sets forth certain information as of December 31, 2008, the last day of the fiscal year, for: (i) all equity compensation plans previously approved by our stockholders; and (ii) all equity compensation plans not previously approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Pzena Investment Management, LLC 2006 Equity Incentive Plan, or PIM LLC 2006 Equity Incentive Plan	3,153,122	$6.95	6,923,060	(1)
Pzena Investment Management, Inc. Equity Incentive Plan, or 2007 Equity Incentive Plan	87,062	—	553,317
Pzena Investment Management, LLC Amended and Restated Bonus Plan, or Bonus Plan	—	—	6,923,060	(1)
Equity compensation plans not approved by security holders(2)	—	—	—
Total	3,240,184	$6.95	7,476,377

(1)
Represents the total number of remaining securities as of December 31, 2008, which may be collectively granted under the PIM LLC 2006 Equity Incentive Plan and the Bonus Plan.

(2)
All equity compensation plans have been approved by security holders.

Equity Incentive Plans

PIM LLC 2006 Equity Incentive Plan

        The Pzena Investment Management, LLC 2006 Equity Incentive Plan, or the PIM LLC 2006 Equity Incentive Plan, became effective on January 1, 2007 and was amended and restated as of October 30, 2007. The following is a description of the material terms of the PIM LLC 2006 Equity Incentive Plan. The full text of the PIM LLC 2006 Equity Incentive Plan has been filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on December 5, 2007. The PIM LLC 2006 Equity Incentive Plan is the source of equity-based awards to our employees, consultants and other service providers of incentive Class B unit options (within the meaning of Section 422 of the Internal Revenue Code), non-qualified Class B unit options, restricted Class B units and other grants of Class B units.

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

        Units Subject to the PIM LLC 2006 Equity Incentive Plan.    The total number of Class B units that may be issued under the PIM LLC 2006 Equity Incentive Plan is 10,113,996, with 6,923,060 remaining at December 31, 2008, subject to adjustment upon the occurrence of certain events, as described below.

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

        A number of shares of our Class A common stock that was equal to 1.0% of the number of shares of our common stock that was outstanding immediately after our initial public offering was made available for awards under our 2007 Equity Incentive Plan, subject to adjustment as described below. The total number of shares available was 640,379, with 553,317 shares remaining as of December 31, 2008. Shares issued under our 2007 Equity Incentive Plan may be authorized but unissued shares or treasury shares. If any shares subject to an award granted under our 2007 Equity Incentive Plan are forfeited, cancelled, exchanged or surrendered or if an award terminates or expires without a distribution of shares, or if shares of stock are surrendered, or withheld as payment of either the exercise price of an award and/or withholding taxes in respect of an award, those shares will again be available for awards under the plan. Upon the exercise of any award granted under our 2007 Equity Incentive Plan in tandem with any other award, the related award will be cancelled to the extent of the number of shares as to which the award is exercised and such shares will not again be available for awards under the plan. In the event that the Compensation Committee determines that any corporate event, such as a dividend or other distribution, recapitalization, stock split, reorganization, merger, spin-off or the like, affects our Class A common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of plan participants, then the Compensation Committee will make those adjustments as it deems necessary or appropriate to any or all of (i) the number and kind of shares or other property that may thereafter be issued in connection with future awards; (ii) the number and kind of shares or other property that may be issued under outstanding awards; (iii) the exercise price or purchase price of any outstanding award; (iv) the performance goals applicable to outstanding awards; and (v) the individual share limitations applicable to awards granted under our 2007 Equity Incentive Plan.

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

Bonus Plan

        The Pzena Investment Management, LLC Bonus Plan, or the Bonus Plan, became effective on January 1, 2007, was amended and restated as of October 30, 2007, and was further amended as of October 21, 2008.

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

Exchange Rights

        Pursuant to the amended and restated operating agreement, each vested Class B unit is exchangeable for a share of our Class A common stock, subject to the exchange timing and volume limitations described below. We have reserved for issuance 68,051,906 shares of our Class A common stock, which is the aggregate number of shares of our Class A common stock that may be issued upon the exchanges of (i) the 57,975,724 Class B units that were outstanding as of December 31, 2008; (ii) the Class B units issued upon the ultimate exercise of the options to acquire 3,153,122 Class B units that were outstanding as of December 31, 2008; and (iii) the 6,923,060 additional Class B units that may be granted pursuant to the PIM LLC 2006 Equity Incentive Plan as of December 31, 2008.

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

        On October 27, 2008, we entered into a Limited Waiver to Tax Receivable Agreement with Milestone Associates, L.L.C., a limited liability company of which Mr. Greenblatt, a director of our Company, is the managing member. Pursuant to the Limited Waiver to Tax Receivable Agreement, our obligation to make the required payments (as described above) to Milestone Associates for taxable years 2008 and 2009 under the Tax Receivable Agreement was waived. The amount waived by Milestone Associates for taxable year 2008 is estimated to be approximately $1,252,320.

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

        On February 17, 2009, the SEC declared effective our shelf registration statement on Form S-3, in which we registered 57,937,910 shares of our Class A common stock, issuable upon the exchange of an equivalent number of Class B units of the operating company.

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

Other Related Party Transactions

        Set forth below is a description of certain other transactions between Pzena Investment Management, LLC and certain of our directors, executive officers and beneficial owners of more than 5% of our voting securities, or their respective family members.

Issuance of Senior Subordinated Notes

        On October 28, 2008, our operating company entered into Amendment No. 3 (the "Amendment") to the Credit Agreement, dated July 23, 2007 (the "Credit Agreement"), among the operating company, as borrower, Bank of America, N.A., as administrative agent and L/C issuer, and the other lenders party thereto. Pursuant to the Amendment, the Credit Agreement was amended and restated in full. Conditions precedent to the execution of the Amendment included, among others, the repayment by the operating company of $25,000,000 of the $47,000,000 principal amount outstanding under the Credit Agreement as of October 28, 2008.

        In order to partially fund the $25,000,000 repayment required by the Lenders, the three independent members of the Company's board of directors (Messrs. Galbraith, Meyerowich and Ullman), the members of our Audit Committee and the members of our Nominating and Corporate Governance Committee, approved the Company's issuance of an aggregate of $16,000,000 principal amount of senior subordinated notes (collectively, the "Notes") to the following persons and entities.:

  (i)
  The Michele Pzena Family Trust, The Daniel Pzena Family Trust, The Aaron Pzena Family Trust and The Eric Pzena Family Trust, in each case created under the Richard Pzena Descendants Trust dated November 4, 2005, with various trustees ($1,250,000 principal amount by each such trust), which was established by Mr. Pzena, a director, our chief executive officer and a significant shareholder;

  (ii)
  The Pzena Family 1996 Irrevocable Trust between Richard S. Pzena and Wendy M. Pzena dated December 30, 1996 ($5,000,000 principal amount), which was established by Mr. Pzena, a director, our chief executive officer and a significant shareholder and his wife;

  (iii)
  Milestone Associates, L.L.C. ($5,000,000 principal amount), a limited liability company of which Mr. Greenblatt, a director of our Company, is the managing member; and

  (iv)
  Amelia Jones Feinberg ($1,000,000 principal amount).

        The Notes were issued on October 28, 2008. Each of the Notes is unsecured, has a ten year maturity and bears interest at 6.30% per annum. The provisions of the Notes include a restricted payments covenant, a prohibition on incurring indebtedness which is not subordinated to the Notes, and events of default based on failure to make payments, bankruptcy, change of control and acceleration of material indebtedness. In addition, the Notes are subordinated to the repayment in full of the loans under the Credit Agreement.

        The Notes have not been registered under the Securities Act or the securities laws of any jurisdiction and are subject to certain restrictions on transfer.

Other Related Party Transactions

        Our operating company manages the personal funds of many of its employees, including each of our executive officers, pursuant to investment management agreements in which it has waived its regular advisory fees. In addition, it manages the personal funds of some of its employees' family members at reduced advisory fee rates. In 2008, the aggregate value of the fees that we waived was approximately $251,216 with respect to accounts beneficially owned by a private fund in which certain of our executive officers invest.

        In May 2006, our operating company entered into a customer services agreement with Humble Monkey, LLC, of which Mr. Pzena's brother owns approximately 10% of the equity, under which Humble Monkey provides information technology services to our operating company. The initial term of this agreement ended in May 2007, but was renewed until August 27, 2008, at which time the Company terminated the agreement. For 2008, Humble Monkey billed our operating company approximately $229,216 for these services under this contract. We believe that the terms of this agreement were no less favorable than we could have obtained from an unrelated third party for similar services.

        In May 2007, our operating company entered into a customer services agreement with Storage Monkey, LLC, of which Mr. Pzena's brother owns approximately 5% of the equity, under which Storage Monkey provides disaster recovery services to our operating company. The initial term of this agreement ended in May 2008, but was extended until May 9, 2009. For 2008, Storage Monkey billed our operating company approximately $304,585 for these services. We believe that the terms of this agreement are no less favorable than we could have obtained from an unrelated third party for similar services.

        As of December 31, 2008, membership interests in Pzena Global Value Service include a $3.1 million interest of a private fund in which Mr. Pzena, our chief executive officer, Mr. Goetz, our President and Co-Chief Investment Officer , Mr. Krishna, our President, International, and Mr. Lipsey, our President, Client and Marketing Services have invested in their individual capacities. As of December 31, 2008, the private fund also had a $3.6 million interest in Pzena International Value Service. Both Pzena Global Value Service and Pzena International Value Service are series of Pzena Investment Management International, LLC, which is managed by our operating company. As of December 31, 2008, Mr. Pzena had also invested in the following entities, all of which are managed and co-owned by our operating company: a $1,000 initial investment in the Pzena Large Cap Value Fund, and a $2,000 initial investment in each of Pzena Emerging Market Countries Value Service and Pzena Emerging Market Focused Value Service, each a series of Pzena Investment Management International, LLC.

Related Person Transaction Policy

        We have adopted a policy regarding the approval of any transaction or series of transactions in which we or any of our subsidiaries is a participant, the amount involved exceeds $120,000, and a "related person" (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person must promptly disclose to our General Counsel any "related person transaction" (defined as any transaction that is required to be disclosed under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts about the transaction. The General Counsel will then assess and promptly communicate that information to the Audit Committee of our board of directors. Based on its consideration of all of the relevant facts and circumstances, the Audit Committee will decide whether or not to approve such transaction and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to the Audit Committee, which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction.

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

        The Board of Directors has determined that Messrs. Galbraith, Meyerowich and Tysoe are each "independent" for purposes of NYSE corporate governance rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Aggregate fees for professional services rendered to us by Ernst & Young LLP for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31,
	2008	2007
	(in thousands)
Audit Fees	$963	$1,895
Tax Fees	35	91
Other Fees	—	123

Total	$998	$2,109

        Audit fees for 2007 were for professional services rendered for the audits of the consolidated financial statements of the Company and its subsidiaries, review procedures rendered with respect to the Company's initial public offering, and the audits of the Company's subsidiary funds. Audit fees for 2008 were for professional services rendered for the audits of the consolidated financial statements of the Company and its subsidiaries, professional services rendered for quarterly reviews of the consolidated financial statements of the Company and its subsidiaries, and the audits of the Company's subsidiary funds. Also included in 2008 fees were professional services rendered in connection with the Company's shelf registration statement filed in November 2008 and declared effective in February 2009, and other accounting consultations.

        Tax fees for 2007 and 2008 were for reviews of the Company's tax returns. A fund return review was rendered in 2007.

        Other fees for 2007 related to other attestation services over the Company's investment performance.

Pre-Approval Policy

        The charter of our Audit Committee provides that the Audit Committee shall appoint our independent auditors and shall review and approve in advance our independent auditors' annual engagement letter, including the proposed fees contained therein, as well as all audit and all permitted non-audit engagements and relationships between us and our independent auditors. The charter of the Audit Committee further provides that audit and permitted non-audit services may be approved in advance: (i) by the Audit Committee, or by one or more members of the Audit Committee designated by the Audit Committee; or (ii) based on policies and procedures adopted by the Audit Committee, provided that (a) the policies and procedures are detailed as to the particular service, (b) the Audit Committee is informed of each service on a timely basis, (c) such policies and procedures do not include delegation of the Audit Committee's responsibilities to management, and (d) such policies and procedures are disclosed in our Annual Report. To date, the Audit Committee has not adopted any policies and procedures relating to the pre-approval of audit and permitted non-audit services.

        Notwithstanding the foregoing requirement of the charter of the Audit Committee that audit and permitted non-audit services must be approved in advance, the charter of the Audit Committee provides that pre-approval is not necessary for minor non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total revenues paid by us to our auditors during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by us at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee. We refer to the foregoing as the "De Minimus Exception." None of the services listed above for 2008 and 2007 were approved pursuant to the De Minimus Exception.

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

3.
Exhibit List

        Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the following documents. The documents are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  •
  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  •
  may have been qualified by information in disclosure schedules that are not included in the documents filed or incorporated by reference and which may modify, qualify or create exception to the representations and warranties;

  •
  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

  •
  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this annual report on Form 10-K, and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov as well as through the Company's website at www.pzena.com.

Exhibit	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Pzena Investment Management, Inc., effective as of October 30, 2007(1)
3.2	Amended and Restated Bylaws of Pzena Investment Management, Inc., effective as of October 30, 2007(1)
4.1	Form of Pzena Investment Management, Inc. Class A Common Stock Certificate(2)
4.2	Form of Exchange Rights of Class B Members(2)
4.3	Resale and Registration Rights Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Holders named on the signature pages thereto(1)
4.4	Class B Stockholders' Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Stockholders named on the signature pages thereto(1)
4.5	Pzena Investment Management LLC Senior Subordinated Note for $1,250,000, dated October 28, 2008, issued to The Michele Pzena Family Trust created under the Richard Pzena Descendants Trust dated November 4, 2005, Laura Pzena, Trustee(9)
4.6	Pzena Investment Management LLC Senior Subordinated Note for $1,250,000, dated October 28, 2008, issued to The Daniel Pzena Family Trust created under the Richard Pzena Descendants Trust dated November 4, 2005, Jeffrey Pzena and William Pearce, Trustees(9)
4.7	Pzena Investment Management LLC Senior Subordinated Note for $1,250,000, dated October 28, 2008, issued to The Aaron Pzena Family Trust created under the Richard Pzena Descendants Trust dated November 4, 2005, Edward Fisher, Trustee(9)
4.8	Pzena Investment Management LLC Senior Subordinated Note for $1,250,000, dated October 28, 2008, issued to The Eric Pzena Family Trust created under the Richard Pzena Descendants Trust dated November 4, 2005, Robin Buchalter, Trustee(9)
4.9	Pzena Investment Management LLC Senior Subordinated Note for $5,000,000, dated October 28, 2008, issued to The Pzena Family 1996 Irrevocable Trust between Richard S. Pzena and Wendy M. Pzena dated December 30, 1996, Gregory Sawers, Trustee(9)
4.10	Pzena Investment Management LLC Senior Subordinated Note for $5,000,000, dated October 28, 2008, issued to Milestone Associates, L.L.C.(9)
4.11	Pzena Investment Management LLC Senior Subordinated Note for $1,000,000, dated October 28, 2008, issued to Amelia Jones Feinberg(9)
10.1	Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Members named on the signature pages thereto(1)
10.2	Tax Receivable Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto(1)
10.3	Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan(1)
10.4	Pzena Investment Management, LLC Amended and Restated Bonus Plan (further amended October 21, 2009) (further amended October 21, 2008)(9)
10.5	Pzena Investment Management, Inc. 2007 Equity Incentive Plan(1)

Exhibit	Description of Exhibit
10.6	Credit Agreement, dated as of July 23, 2007 among Pzena Investment Management, LLC, as the Borrower, Bank of America, N.A., as Administrative Agent and as a Lender and L/C Issuer(3)
10.7	Amendment No.1 to Credit Agreement, dated as of February 11, 2008 among Pzena Investment Management, LLC, as the Borrower, Pzena Alternative Investments, LLC, as the Guarantor and Bank of America, N.A., as Administrative Agent and as a Lender(4)
10.8	Amendment No. 2 to Credit Agreement and Limited Consent and Waiver, dated as of September 22, 2008, among Pzena Investment Management, LLC as Borrower, Pzena Alternative Investments LLC as Guarantor, and Bank of America, N.A. as Administrative Agent and Lender(8)
10.9	Amendment No. 3 to Credit Agreement and Limited Consent and Waiver, dated October 28, 2008, among Pzena Investment Management, LLC, as the Borrower, Pzena Alternative Investments, LLC, as Guarantor, and Bank of America, N.A., as Administrative Agent and Lender(9)
10.10	Security Agreement, dated as of October 28, 2008, among Pzena Investment Management, LLC, Pzena Alternative Investments, LLC, and Bank of America, N.A., as Administrative Agent for each of the Secured Parties named therein(9)
10.11	Lease, dated as of February 4, 2003, between Magnolia Associates, Ltd. and Pzena Investment Management, LLC and the amendments thereto dated as of March 31, 2005 and October 31, 2006(5)
10.12	Executive Employment Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and Richard S. Pzena(1)
10.13	Executive Employment Agreement for John P. Goetz, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and John P. Goetz(1)
10.14	Amended and Restated Executive Employment Agreement for A. Rama Krishna, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and A. Rama Krishna(1)
10.15	Amended and Restated Executive Employment Agreement for William L. Lipsey, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and William L. Lipsey(1)
10.16	Indemnification Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard S. Pzena(1)
10.17	Indemnification Agreement for Steven M. Galbraith, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Steven M. Galbraith(1)
10.18	Indemnification Agreement for Joel M. Greenblatt, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Joel M. Greenblatt(1)
10.19	Indemnification Agreement for Richard P. Meyerowich, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard P. Meyerowich(1)
10.20	Indemnification Agreement for Myron E. Ullman, III, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Myron E. Ullman, III(1)
10.21	Indemnification Agreement for Ronald W. Tysoe, dated as of December 11, 2008, by and among Pzena Investment Management, Inc. and Ronald W. Tysoe(10)

Exhibit	Description of Exhibit
14.1	Code of Business Conduct and Ethics(7)
14.2	Code of Ethics for Senior Financial Officers(7)
16.1	Letter, dated June 11, 2007, from J.H. Cohen LLP to the Securities and Exchange Commission regarding Pzena Investment Management, LLC's change in independent accountants(6)
21.1	List of Subsidiaries of Pzena Investment Management, Inc. (filed herewith)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)
Previously filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 5, 2007 (SEC File No. 001-33761).

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

(4)
Previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 (SEC File No. 001-33761).

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

(7)
Previously filed as an exhibit to the Company's 2007 annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 (SEC File No. 001-33761).

(8)
Previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2008 (SEC File No. 001-33761).

(9)
Previously filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2008 (SEC File No. 001-33761).

(10)
Previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008 (SEC File No. 001-33761).

 SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Pzena Investment Management, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2009

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

SIGNATURE	TITLE	DATE

/s/ RICHARD S. PZENA Richard S. Pzena	Chief Executive Officer	March 12, 2009
/s/ WAYNE A. PALLADINO Wayne A. Palladino	Chief Financial Officer and Chief Accounting Officer	March 12, 2009
/s/ STEVEN M. GALBRAITH Steven M. Galbraith	Director	March 12, 2009
/s/ JOEL M. GREENBLATT Joel M. Greenblatt	Director	March 12, 2009
/s/ RICHARD P. MEYEROWICH Richard P. Meyerowich	Director	March 12, 2009
/s/ RONALD W. TYSOE Ronald W. Tysoe	Director	March 12, 2009

 SHAREHOLDER INFORMATION

Board of Directors

Richard S. Pzena, Chairman, Chief Executive Officer and Co-Chief Investment Officer of Pzena Investment Management, Inc.

Steven M. Galbraith, Partner, Maverick Capital

Joel M. Greenblatt, Managing Partner of Gotham Capital and Gotham Asset Management

Richard P. Meyerowich, External consultant and former Senior Partner of Deloitte & Touche LLP

Ronald W. Tysoe, former vice chairman of Federated Department Stores, Inc. (now Macy's, Inc.)

Executive Officers

Richard S. Pzena, Chief Executive Officer and Co-Chief Investment Officer

John P. Goetz, President, Co-Chief Investment Officer

A. Rama Krishna, President, International

William L. Lipsey, President, Marketing and Client Service

Wayne A. Palladino, Chief Financial Officer and Chief Accounting Officer

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
New York, N.Y. 10036
(212) 355-1600

Stock Exchange Listing

Pzena Investment Management, Inc. Class A common stock is listed on the New York Stock Exchange under the symbol PZN.

Transfer Agent

American Stock Transfer & Trust Company
Operations Center
6201 15th Avenue
Brooklyn, N.Y. 11230
(800) 937-5449
 www.amstock.com

A-1

Independent Registered Public Accounting Firm

Ernst & Young LLP
5 Times Square
New York, N.Y. 10036

Website Access to the Company's Reports

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

Executive Certifications

        On October 20, 2008, we submitted the annual certification of our chief executive officer to the New York Stock Exchange (the "NYSE") certifying that he is not aware of any violation by the Company of the NYSE's corporate governance listing standards. In addition, our Chief Executive Officer and Chief Financial Officer each have signed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 in respect of this Annual Report on Form 10-K and we have filed such certifications as exhibits to this Annual Report on Form 10-K.

A-2

 INDEX TO FINANCIAL STATEMENTS OF
PZENA INVESTMENT MANAGEMENT, INC.
AND PZENA INVESTMENT MANAGEMENT, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Pzena Investment Management, Inc.

        We have audited the accompanying consolidated statements of financial condition of Pzena Investment Management, Inc. (the "Company") as of December 31, 2008 and 2007, the related consolidated statements of operations, changes in equity, and cash flows of Pzena Investment Management, Inc. (prior to October 30, 2007—Pzena Investment Management, LLC) for the years ended December 31, 2008 and 2007, and the related consolidated statements of operations, changes in excess of liabilities over assets, and cash flows of Pzena Investment Management, LLC for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pzena Investment Management, Inc. at December 31, 2008 and 2007, the related consolidated statements of operations, changes in equity, and cash flows of Pzena Investment Management, Inc. for the years ended December 31, 2008 and 2007, and the related consolidated statements of operations, changes in excess of liabilities over assets, and cash flows of Pzena Investment Management, LLC for the year ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pzena Investment Management, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion thereon.

                              /s/ Ernst & Young LLP

New York, New York
March 9, 2009

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Pzena Investment Management, Inc.

        We have audited Pzena Investment Management Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pzena Investment Management, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Pzena Investment Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Pzena Investment Management, Inc. as of December 31, 2008 and 2007, the related consolidated statements of operations, changes in equity, and cash flows of Pzena Investment Management, Inc. (prior to October 30, 2007—Pzena Investment Management, LLC) for the years ended December 31, 2008 and 2007, and the related consolidated statements of operations, changes in excess of liabilities over assets, and cash flows of Pzena Investment Management, LLC for the year ended December 31, 2006 and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 9, 2009

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	December 31, 2008	December 31, 2007
ASSETS
Cash and Cash Equivalents	$27,421	$27,184
Due from Broker	41	268
Advisory Fees Receivable	13,606	26,061
Investments in Marketable Securities, at Fair Value	14,045	27,465
Receivable from Related Parties	191	351
Other Receivables	74	1,040
Prepaid Expenses and Other Assets	949	881
Deferred Tax Asset	3,444	68,233
Property and Equipment, Net of Accumulated Depreciation of $1,913 and $1,412, respectively	2,748	3,163

TOTAL ASSETS	$62,519	$154,646

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$4,338	$8,542
Securities Sold Short, at Fair Value	—	1,028
Due to Broker	47	4,101
Dividends Payable	—	7,045
Term Loan	22,000	60,000
Senior Subordinated Debt to Related Parties	16,000	—
Liability to Selling Shareholders	1,787	58,391
Other Liabilities	2,007	1,105

TOTAL LIABILITIES	46,179	140,212
Non-Controlling Interests	11,819	16,355
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 6,187,068 and 6,111,118 Shares Issued and Outstanding in 2008 and 2007, respectively)	61	61
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 57,975,724 and 57,937,910 Shares Issued and Outstanding in 2008 and 2007, respectively)	—	—
Additional Paid-In Capital	9,749	(2,043)
Retained Earnings/(Accumulated Deficit)	(5,289)	61

TOTAL EQUITY	4,521	(1,921)

TOTAL LIABILITIES AND EQUITY	$62,519	$154,646

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
REVENUE	$101,404	$147,149	$115,087

EXPENSES
Compensation and Benefits Expense	25,655	129,701	305,632
General and Administrative Expenses	11,356	13,038	8,380

TOTAL OPERATING EXPENSES	37,011	142,739	314,012

Operating Income/(Loss)	64,393	4,410	(198,925)

OTHER INCOME/(EXPENSE)
Interest and Dividend Income	1,800	2,093	1,431
Interest Expense	(3,362)	(1,797)	(15)
Realized and Unrealized Gain/(Loss), Net on Marketable Securities and Securities Sold Short	(18,245)	(3,464)	3,280
Equity in Earnings/(Loss) of Affiliates	—	(3)	614
Write-Down of Liability to Selling Shareholders	56,200	—	—
Other	(708)	1,035	804

Total Other Income/(Expense)	35,685	(2,136)	6,114
Income/(Loss) Before Income Taxes and Non-Controlling Interests	100,078	2,274	(192,811)
Provision for Income Taxes	67,680	5,610	3,941
Non-Controlling Interests	36,095	(20,644)	1,997

Income/(Loss) Before Interest on Mandatorily Redeemable Units	(3,697)	17,308	(198,749)
Interest on Mandatorily Redeemable Units	—	16,575	516,708

Net Income/(Loss)	$(3,697)	$733	$(715,457)

Net Income/(Loss) for Basic Earnings per Share(1)	$(3,697)	$733
Basic Earnings/(Loss) per Share(1)	$(0.60)	$0.12
Basic Weighted Average Shares Outstanding(1)	6,122,569	6,111,118
Net Income/(Loss) for Diluted Earnings per Share(1)	$(3,697)	$7,765
Diluted Earnings/(Loss) per Share(1)	$(0.60)	$0.12
Diluted Weighted Average Shares Outstanding(1)	6,122,569	64,056,778
Supplementary 2007 and 2006 Pro Forma Information—Note 18 (unaudited)
Provision for Income Taxes		$9,029	$6,625
Basic and Diluted Earnings per Share		$0.81	$0.60

(1)
Represents the Company's weighted average shares and its earnings generated through its economic interest in the operating company subsequent to October 30, 2007.

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
OPERATING ACTIVITIES
Net Income/(Loss)	$(3,697)	$733	$(715,457)
Adjustments to Reconcile Net Income/(Loss) to Cash Provided by Operating Activities:
Depreciation	501	368	292
Non-Cash Compensation	4,952	2,752	252,945
Non-Cash Interest on Mandatorily Redeemable Units	—	78,517	483,824
Director Share Grant	227	—	—
Realized and Unrealized (Gain)/Loss, Net on Marketable Securities and Securities Sold Short	18,245	3,464	(3,280)
Non-Controlling Interests	36,095	(20,644)	1,997
Equity in Losses/(Earnings) of Affiliates	—	3	(614)
Write-off of Capitalized Expenditures	—	—	115
Write-down of Liability to Selling Shareholders	(56,200)	—	—
Deferred Income Taxes	64,592	196	398
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	12,455	(845)	(8,096)
Due from Broker	227	614	197
Restricted Cash	—	2,014	(620)
Prepaid Expenses and Other Assets	1,180	(545)	369
Due to Broker	(4,054)	1,327	2,774
Accounts Payable, Accrued Expenses and Other Liabilities	(3,837)	3,772	(262)
Purchases of Marketable Securities and Securities Sold Short	(35,340)	(35,949)	(19,219)
Proceeds from Sale of Marketable Securities and Securities Sold Short	29,485	45,165	21,030

Net Cash Provided by Operating Activities	64,831	80,941	16,393

INVESTING ACTIVITIES
Investments in Affiliates	—	—	(2,619)
Investments in Investment Partnerships	—	—	5,460
Receivable from Related Parties	3	251	(43)
Purchases of Property and Equipment	(86)	(1,656)	(273)

Net Cash Provided by/ (Used in) Investing Activities	(83)	(1,405)	2,525

FINANCING ACTIVITIES
Contributions from Members for Option Exercise	—	3,609	5,160
Capital Contribution	172	—	—
Contributions from Non-Controlling Interests	7,082	12,083	2,467
Distributions to Non-Controlling Interests	(5,253)	(12,506)	(1,036)
Net Proceeds from Initial Public Offering	—	98,914	—
Purchase of Operating Company Units	—	(98,914)	—
Debt Proceeds	16,000	60,000	—
Debt Repayment	(38,000)	—	—
Dividends	(2,324)	—	—
Distributions to Members	(42,188)	(138,398)	—

Net Cash Provided by/(Used in) Financing Activities	(64,511)	(75,212)	6,591

NET CHANGE IN CASH	$237	$4,324	$25,509

CASH AND CASH EQUIVALENTS—Beginning of Year	$27,184	$30,920	$4,969
Effect of Initial Consolidation of Affiliates	—	(8,060)	442

Cash and Cash Equivalents—Beginning of Year (Adjusted)	27,184	22,860	5,411
Net Change in Cash	237	4,324	25,509

CASH AND CASH EQUIVALENTS—End of Year	$27,421	$27,184	$30,920

Supplementary Cash Flow Information:
Interest Paid:
On Mandatorily Redeemable Units	$—	$14,560	$32,884

Other	$4,046	$982	$15

Income Taxes Paid	$3,847	$4,291	$3,290

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Capital Units	Shares of Class A Common Stock	Shares of Class B Common Stock	Members' Capital	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Excess of Liabilities Over Assets	Total
Balance at December 31, 2006	—	—	—	$—	$—	$—	$—	$(729,966)	$(729,966)
Net Loss Prior to Amendment of Operating Agreement on 3/31/2007	—	—	—	—	—	—	—	(88,075)	(88,075)
Amortization of Deferred Compensation Prior to Amendment of Operating Agreement on 3/31/2007	—	—	—	—	—	—	—	1,901	1,901
Reclassification of Liabilities to Capital Units	63,778,720	—	—	875,096	—	—	(816,140)	816,140	875,096
Net Income Subsequent to Amendment of Operating Agreement on 3/31/2007 and Prior to Initial Public Offering on October 30, 2007	—	—	—	—	—	—	56,589	—	56,589
Amortization of Deferred Compensation Subsequent to Amendment of Operating Agreement on 3/31/2007 and Prior to Initial Public Offering on October 30, 2007	—	—	—	851	—	—	—	—	851
Unit Forfeiture Subsequent to Amendment of Operating Agreement on 3/31/2007 and Prior to Initial Public Offering on October 30, 2007	(7,500)	—	—	—	—	—	—	—	—
Option Exercise Subsequent to Amendment of Operating Agreement on 3/31/2007 and Prior to Initial Public Offering on October 30, 2007	266,690	—	—	3,609	—	—	—	—	3,609
Distributions to Members Subsequent to Amendment of Operating Agreement on 3/31/2007 and Prior to Initial Public Offering on October 30, 2007	—	—	—	(131,988)	—	—	—	—	(131,988)
Initial Public Offering	(64,037,910)	6,111,118	57,937,910	(747,568)	61	(1,740)	759,551	—	10,304
Net Income Subsequent to Initial Public Offering	—	—	—	—	—	—	733	—	733
Equity Effect of Operating Company Net Deficit on Minority and Non-Controlling Interests	—	—	—	—	—	(303)	—	—	(303)
Class A Cash Dividends Declared ($0.11 per share)	—	—	—	—	—	—	(672)	—	(672)

Balance at December 31, 2007	—	6,111,118	57,937,910	$—	$61	$(2,043)	$61	$—	$(1,921)
Issuance of Class A Common Stock	—	75,950	—	—	—	46	—	—	46
Issuance of Class B Common Stock and Amortization of Deferred Compensation	—	—	37,814	—	—	33	—	—	33
Net Loss	—	—	—	—	—	—	(3,697)	—	(3,697)
Capital Contribution	—	—	—	—	—	172	—	—	172
Amortization of Option Grants	—	—	—	—	—	398	—	—	398
Equity Effect of Operating Company Net Deficit on Non-Controlling Interests	—	—	—	—	—	11,143	—	—	11,143
Class A Cash Dividends Paid ($0.27 per share)	—	—	—	—	—	—	(1,653)	—	(1,653)

Balance at December 31, 2008	—	6,187,068	57,975,724	$—	$61	$9,749	$(5,289)	$—	$4,521

See accompanying notes to consolidated financial statements

 PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)

CONSOLIDATED STATEMENT OF CHANGES IN EXCESS OF LIABILITIES
OVER ASSETS FOR THE YEAR ENDED DECEMBER 31, 2006
(in thousands)

Balance at December 31, 2005	$(19,669)
Loss before Interest on Mandatorily Redeemable Units	(198,749)
Interest on Mandatorily Redeemable Units	(516,708)
Contributions	5,160

Balance at December 31, 2006	$(729,966)

See accompanying notes to consolidated financial statements

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements

Note 1—Organization

        The Company functions as the holding company through which the business of its operating company, Pzena Investment Management, LLC, is conducted. The Company was incorporated in the State of Delaware on May 8, 2007. On May 10, 2007, the Company issued 100 shares of its common stock for $100 to Richard S. Pzena, the sole director of the Company as of that date. On October 30, 2007, the Company consummated an initial public offering of 6,100,000 shares of its Class A common stock, par value $0.01 per share, for net proceeds of approximately $98.9 million, after payment of underwriting discounts and offering expenses. These net proceeds were used to purchase 6,100,000 membership units of Pzena Investment Management, LLC, representing 9.5% of its then outstanding membership units, from its two outside investors and one former employee. Concurrently with the consummation of the Company's initial public offering, the Operating Agreement of Pzena Investment Management, LLC (the "Operating Agreement") was amended and restated such that, among other things, the Company became the sole managing member of Pzena Investment Management, LLC. The acquisition of the operating company's membership interests by the Company has been treated as a reorganization of entities under common control pursuant to the guidance set forth in Financial Accounting Standards Board Technical Bulletin No. 85-5, Issues Relating to Accounting for Business Combinations ("FTB 85-5"). Accordingly, the net assets assumed by the Company through the offering have been reported at Pzena Investment Management, LLC's historical cost basis. As a result of these transactions, as of and subsequent to October 30, 2007, (i) the Company has consolidated the financial results of Pzena Investment Management, LLC with its own and reflected the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements, and (ii) the Company recognizes income generated from its economic interest in Pzena Investment Management, LLC's net income. Reported results for the periods prior to October 30, 2007 reflect solely the operations of Pzena Investment Management, LLC.

        Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of December 31, 2008, the Company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and international capital markets.

        The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following private investment partnerships as of December 31, 2008:

Entity	Type of Entity (Date of Formation)	Ownership at December 31, 2008
Pzena Large Cap Value Fund	Massachusetts Trust (11/1/2002)	99.6%
Pzena International Value Service	Delaware Limited Liability Company (12/22/2003)	2.5%
Pzena Global Value Service	Delaware Limited Liability Company (12/22/2003)	0.5%
Pzena Emerging Markets Country Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%
Pzena Emerging Markets Focused Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%

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

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies

Basis of Presentation:

        The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and related Securities and Exchange Commission rules and regulations. The Company's policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary ("Consolidated Subsidiaries"). Pursuant to the guidance of Emerging Issues Task Force Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"), the Company also consolidates non-variable-interest entities in which it acts as the general partner or managing member. All of these entities represent private investment partnerships over which the Company exercises or exercised control. Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company. All significant inter-company transactions and balances have been eliminated.

        The Pzena International Value Service and the Pzena Global Value Service are limited liability companies whose managing members are or were members of the executive committee of the operating company or the operating company itself. Neither of these entities are considered variable-interest entities, as the managing members have substantive interests in the partnerships. Each of these limited liability companies are considered entities "similar" to limited partnerships and thus subject to the guidance of EITF 04-5. Under each of their respective operating agreements, none of these entities' non-managing members have the ability to remove the managing member under any circumstance, nor do they have any participating rights. As a result, nothing substantive exists to overcome the presumption of control by the managing member laid out by EITF 04-5. As the managing members of these entities are, or were, either the operating company or one of the controlling persons of the operating company, their results of operations and financial position have been consolidated.

        During 2008, the decision was made to close the Pzena Large Cap Value Fund II, the Pzena Emerging Markets Value Service, the Pzena Mega Cap Value Fund and Pzena Value Partners. The results of operations and financial position of each of these entities were consolidated until the dates of their respective liquidations.

        All of the consolidated investment partnerships are, or were, investment companies under the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies (the "AICPA Guide"). The Company has retained the specialized accounting for these partnerships pursuant to Emerging Issues Task Force Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation ("EITF 85-12"). Thus, the Company reports the investment partnerships' investments in marketable securities and securities sold short at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

        The Company records in its own equity its pro rata share of transactions that impact the operating company's net equity, including equity and option issuances and adjustments to accumulated other comprehensive income. The operating company's pro rata share of such transactions are recorded as adjustments to additional paid-in capital or non-controlling interest, as applicable, on the consolidated statements of financial position. As discussed further in Note 15, the Company did not initially record a

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

non-controlling interest associated with the acquisition of its operating company, as the post offering net equity of the operating company was less than zero. Pursuant to the guidance in Emerging Issues Task Force Issue No. 95-7, Implementation Issues Related to the Treatment of Minority Interest in Certain Real Estate Trusts ("EITF 95-7"), an operating company non-controlling interest was recorded after the initial deficit that existed at acquisition was extinguished in 2008.

        The Company acts as the investment manager for four trusts and one offshore investment company, each of which are considered variable-interest entities. All of these entities are vehicles through which the Company offers its Global Value and/or International Value strategies. The Company is not considered the primary beneficiary of any of these entities. Correspondingly, their results of operations and financial condition are not consolidated by the Company. The total net assets of these variable-interest entities were approximately $446.0 million and $902.8 million at December 31, 2008 and December 31, 2007, respectively. The Company is not exposed to losses as a result of its involvement with these entities because it has no direct investment in them.

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

        Prior to March 31, 2007, the operating company's membership units were categorized as either compensatory units or capital units. Because these units each had features of both debt and equity, the operating company accounted for them pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("FAS 123(R)"), and Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity ("FAS 150"), as described further below.

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

Revenue Recognition:

        Revenue, comprised of advisory fee income, is recognized over the period in which investment management services are provided. Advisory fee income includes management fees that are calculated based on percentages of assets under management, generally billed quarterly, either in arrears or advance, depending on their contractual terms. Advisory fee income also includes incentive fees that may be earned by the Company depending on the investment return of the assets under management. Incentive fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark. The Company's participation percentage in such return differentials is then multiplied by assets under management to determine the incentive fees earned. Returns are calculated on an annualized basis over the contract's measurement period, which may extend up to three years. Incentive fees are generally payable annually. Pursuant to the preferred accounting method under Emerging Issues Task Force Issue D-96, Accounting for Management Fees Based on a Formula ("EITF D-96"), such incentive fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved. The Company recognized no such incentive fees for the year ended December 31, 2008. For the years ended December 31, 2007 and 2006, the Company recognized approximately $0.4 million and $1.1 million, respectively, in incentive fee income.

Unit-based Compensation:

        Until March 31, 2007, compensation and benefits expense included the distributions made on compensatory units outstanding, as well as the incremental increases or decreases in the redemption values of these units subsequent to their grant date, over their vesting period. Distributions were generally paid on the operating company's income before non-cash compensation charges. Redemption values were determined based on fair value.

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
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

Interest on Mandatorily Redeemable Units:

        Until the amendment of its Operating Agreement on March 31, 2007, the operating company recorded interest on mandatorily redeemable units equal to the distributions made on capital units outstanding, as well as the incremental increases or decreases in the redemption values of these units. Distributions were generally paid on the operating company's income before non-cash compensation charges. Redemption values were determined based on fair value.

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

        Basic earnings per share is computed by dividing the Company's net income or loss by the weighted-average number of shares outstanding during the reporting period. Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding operating company membership units, as well as outstanding operating company options and phantom units, to the extent that they would have a dilutive effect on net income per share for the reporting period. Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company's effective tax rate. Should the additional assumed incremental units and/or income result in a reduction of a per share loss, the assumed effects of such a conversion are excluded from the calculation of diluted loss per share. For the year ended December 31, 2008, 57,975,724 operating company units, 3,153,122 options to purchase operating company units and 153,829 phantom operating company units were excluded from the calculation of diluted net loss per share, as their inclusion would have had an antidilutive effect for the year. For the year ended December 31, 2007, 150,000 options to purchase operating company units were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect.

Pzena Investment Management, Inc.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

        For the years ended December 31, 2008 and 2007, the Company's basic and diluted earnings per share were determined as follows (in thousands, except for share and per-share amounts):

For the Year Ended December 31, 2008
Net Loss for Basic Earnings per Share	$(3,697)

Basic Weighted Average Shares Outstanding	6,122,569
Basic Earnings per Share	$(0.60)

Net Loss for Diluted Earnings per Share	$(3,697)

Diluted Weighted Average Shares Outstanding	6,122,569
Diluted Earnings per Share	$(0.60)

For the Year Ended December 31, 2007
Net Income for Basic Earnings per Share	$733

Basic Weighted Average Shares Outstanding	6,111,118
Basic Earnings per Share	$0.12

Net Income for Diluted Earnings per Share	$7,765

Basic Weighted Average Shares Outstanding	6,111,118
Dilutive Effect of Operating Company Units	57,937,910
Dilutive Effect of Operating Company Options	7,750

Diluted Weighted Average Shares Outstanding	64,056,778

Diluted Earnings per Share	$0.12

Cash and Cash Equivalents:

        The Company considers all highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposits and other accounts, the majority of which are held at two financial institutions. These balances, at times, exceed federally insured limits.

        Interest on cash and cash equivalents is recorded as interest income on an accrual basis on the consolidated statements of operations.

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

        The Company's fair value measurements relate to its interest rate swap, as well as its investments in marketable securities, which are primarily exchange-traded securities with quoted prices in active markets. The fair value measurement of the interest rate swap has been determined primarily based upon the market prices for interest rate swaps with similar provisions and the use of forward interest rate curves, and has been classified as Level 2, and recorded in other liabilities on the consolidated statement of financial condition. The fair value measurements of the securities have been classified as Level 1.

        The following table presents these instruments' fair value at December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3
Assets:
Marketable Securities	$14,045	$—	$—
Liabilities:
Interest Rate Swap	—	(628)	—

Total Fair Value	$14,045	$(628)	$—

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

Concentrations of Credit Risk:

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from brokers and advisory fees receivable. The Company maintains its cash and temporary cash investments in bank deposits and other accounts whose balances, at times, exceed federally insured limits.

        The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions. For the years ended December 31, 2008, 2007, and 2006, approximately 13.9%, 20.4% and 20.3%, respectively, of the Company's advisory fees were generated from an advisory agreement with one client. At December 31, 2008 and December 31, 2007, no allowance for doubtful accounts has been deemed necessary.

Financial Instruments:

        On February 28, 2008, the operating company entered into an interest rate swap agreement to manage its exposure to changes in interest rates associated with the credit agreement (the "Credit Agreement") discussed in Note 11. The counterparty to this agreement is a major financial institution. The Company designated the interest rate swap agreement as a cash flow hedge of the Credit Agreement effective February 28, 2008. Pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities ("FAS 133"), the Company recorded the cash flow hedge at fair value on the consolidated statement of financial condition. Additionally, the Company's pro rata share of the changes in the fair value of this agreement were recorded as a component of accumulated other comprehensive income.

        During the three months ended September 30, 2008, the Company changed the designation of its swap agreement from a cash flow hedge to a trading derivative, as a significant portion of the cash flows associated with the original forecasted transaction were probable to not occur due to amortization payments required be made pursuant to the terms of its amended Credit Agreement. Accordingly, the Company reclassified the cumulative changes in fair value related to this swap from accumulated other comprehensive income to other income/(expense). In addition, the Company recorded all subsequent changes to the swap's fair value as a component of other income/(expense). For the year ended

Pzena Investment Management, Inc.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

December 31, 2008, the Company recognized approximately $0.8 million in other expense associated with these adjustments.

        At December 31, 2008, the approximate fair value of the liability associated with the swap agreement was $0.6 million and has been included in other liabilities on the statement of financial condition.

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

        The Company and its consolidated subsidiaries account for all state, local and federal taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized. For the year ended December 31, 2008, the Company recorded a $62.7 million valuation allowance against the deferred tax asset recorded as part of the Company's initial public offering. At December 31, 2007, no such valuation allowances were deemed necessary. The income tax provision, or credit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities on the consolidated statements of financial condition.

Pzena Investment Management, Inc.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

Foreign Currency:

        Investment securities and other assets and liabilities denominated in foreign currencies are remeasured into U.S. dollar amounts at the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are remeasured into U.S. dollar amounts on the respective dates of such transactions.

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

        Reported net realized foreign exchange gains or losses arise from sales of foreign currencies, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded on the Company's books and the U.S. dollar equivalent of the amounts actually received or paid. Net realized foreign exchange gains and losses arise from changes in the fair values of assets and liabilities resulting from changes in exchange rates.

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

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("FAS 141R") which replaces Statement of Financial Accounting Standards No. 141, Business Combinations. FAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) discloses the business combination. FAS 141R applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. FAS 141R is effective on a prospective basis for all business combinations on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The adoption of FAS 141R on January 1, 2009 will apply to future acquisitions, and its impact will depend on the nature and volume of those transactions.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("FAS 160"). FAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require non-controlling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest

Pzena Investment Management, Inc.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

will be remeasured at fair value, with any gain or loss recognized in earnings. FAS 160 is effective for the Company on January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. The adoption of FAS 160 will only impact the Company's presentation of its consolidated financial statements.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities ("FAS 161"). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As FAS 161 only affects financial statement disclosure, the impact of adoption will be limited to financial statement disclosure.

        In June 2008, the FASB issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("EITF 03-6-1"). The EITF release states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of EITF 03-6-1 on January 1, 2009 will not have a material impact on the Company's consolidated financial statements.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 3—Property and Equipment

        Property and equipment, net, is comprised of the following:

	As of December 31,
	2008	2007
	(in thousands)
Computer Hardware	$921	$796
Computer Software	191	152
Furniture and Fixtures	1,161	1,156
Office Equipment	243	243
Leasehold Improvements	2,145	2,228

Total	4,661	4,575
Less: Accumulated Depreciation and Amortization	(1,913)	(1,412)

Total	$2,748	$3,163

        Depreciation is included in general and administrative expenses and totaled $0.5 million, $0.4 million, and $0.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 4—Related Party Transactions

        For the years ended December 31, 2008, 2007 and 2006, the Company earned $6.4 million, $7.6 million and $2.5 million, respectively, in investment advisory fees from unconsolidated entities for which it acts as the investment manager.

        At December 31, 2008 and 2007, the Company had advanced $0.1 million and $0.1 million, respectively, to an international investment company for organization and start-up costs, which are included in receivable from related parties on the consolidated statements of financial condition. The Company is the sponsor and investment manager of this entity.

        At December 31, 2008 and 2007, receivable from related parties included $0.1 million of loans to employees. These loans are in the form of forgivable promissory notes which are amortized through compensation expense pursuant to their terms. For each of the years ended December 31, 2008, 2007, and 2006, approximately $0.2 million of such amortization was recognized as compensation and benefits expense.

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

        During the year ended December 31, 2008, an unaffiliated shareholder who held more than 10% of the Company's outstanding shares sold shares in transactions deemed to be short-swing sales. Under

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 4—Related Party Transactions (Continued)

Section 16(b) of the Securities Exchange Act of 1934, the shareholder was required to disgorge to the Company the $0.2 million in profits realized from these stock sales. The Company recognized these proceeds as a capital contribution from a shareholder and reflected a corresponding increase to additional paid-in capital in its consolidated statements of changes in equity. Proceeds from these transactions did not affect the Company's consolidated statements of operations.

        As discussed in Note 11, on October 28, 2008, the operating company issued an aggregate of $16.0 million principal amount of Senior Subordinated Notes to entities established by Richard S. Pzena, the Company's Chief Executive Officer, for the benefit of certain of his family members, an entity controlled by a Company Director, and a former employee.

Note 5—Investments in Affiliates

        The Company held an investment in, and acted as manager of, an unconsolidated investment partnership which was accounted for under the equity method. Summary financial information related to this entity is as follows:

	PAI Hedged Value Fund, LLC
	For the Year Ended December 31,
	2007	2006
	(in thousands)
Net Investment Income	$1	$140
Net Realized and Unrealized Income/(Loss)	(49)	1,125

Net Income (Loss)	$(48)	$1,265

Company's Equity in Earnings/(Loss)	$(3)	$614

Ownership Percentage	0%	29%

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

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 6—Commitments and Contingencies (Continued)

        The Company may be subject to various legal and administrative proceedings in the normal course of business. On November 21, 2007 and January 16, 2008, substantively identical putative class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and Richard S. Pzena, the Company's chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended. The Court consolidated the lawsuits and appointed co-lead plaintiffs, who filed a consolidated amended complaint. The consolidated amended complaint named as defendants the Company, Richard S. Pzena, and two of the underwriters of the Company's initial public offering, Goldman Sachs & Co., Inc. and UBS Securities LLC. Plaintiffs sought to represent a class of all persons who purchased or otherwise acquired Class A common stock issued pursuant or traceable to the Company's initial public offering. The consolidated amended complaint alleged that the registration statement and prospectus relating to the initial public offering of the Company's Class A common stock contained material misstatements and omissions and wrongfully failed to disclose net redemptions in the John Hancock Classic Value Fund, for which the Company acts as sub-investment advisor. The consolidated amended complaint sought damages in an unspecified amount including rescission or rescissory damages. The Court granted Company's motion to dismiss the consolidated amended complaint and, on September 4, 2008, the Court entered a judgment in favor of the Company. Plaintiffs have filed a Notice of Appeal of the Court's judgment to the United States Court of Appeals for the Second Circuit. The Company believes that the allegations and claims are without merit and will continue to contest these claims vigorously.

        The Company leases office space under a non-cancelable operating lease agreement which expires on October 31, 2015. The Company reflects lease expense on a straight-line basis over the lease term. In early 2007, the Company agreed to lease additional office space at the Company's headquarters at 120 West 45th Street, New York, New York. The Company took possession of this space on March 1, 2007. The new lease is co-terminous with the Company's existing lease.

        Lease expenses for the years ended December 31, 2008, 2007 and 2006 were $2.0 million, $1.8 million and $1.2 million, respectively and included in general and administrative expense.

Year Ending December 31,	Minimum Payments
(in thousands)
2009	$1,949
2010	1,965
2011	2,074
2012	2,099
2013	2,099
Thereafter	3,847

Total	$14,033

Note 7—Retirement Plan

        The Company maintains a defined contribution pension plan which covers substantially all members and employees. The Company may make contributions to the plan at the discretion of management. Under the terms of the plan, all such contributions vest immediately. The expenses associated with this plan for years ended December 31, 2008, 2007 and 2006 were $1.3 million, $1.4 million, and $1.1 million, respectively. These expenses are included in compensation and benefits expense in the consolidated statements of operations.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 8—Compensation and Benefits

        As discussed further in Note 16, the operating company issued compensatory units to employees and members which had redemption features that required them to be classified as liabilities in the consolidated statements of financial condition prior to March 31, 2007. Until this date, distributions on the compensatory units outstanding, and changes in these units' redemption values, were recorded as compensation and benefits expense. Effective December 31, 2006, the terms of these units' redemption features were changed from a formula-based plan to a fair value based plan. The increase in value associated with this change, approximately $232.5 million, was charged to compensation and benefits expense on December 31, 2006.

        Compensation and benefits expense to employees and members is comprised of the following:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash Compensation and Other Benefits	$20,703	$33,924	$34,830
Distributions on Compensatory Units	—	12,087	17,857
Change in Redemption Value of Compensatory Units	—	15,969	20,411
Change from Formula to Fair Value Plan for Compensatory Units	—	—	232,534
Acceleration of Vesting of Compensatory Units	—	64,968	—
Other Non-Cash Compensation	4,952	2,753	—

Total Compensation and Benefits Expense	$25,655	$129,701	$305,632

        Distributions on compensatory units included cash distributions paid on, as well as the net increase or decrease in undistributed earnings attributable to, compensatory units.

        As of March 31, 2007, the effective date of the amendment to the Operating Agreement to eliminate the operating company's obligation to redeem units under any circumstance, the unit-based compensation awards previously categorized as liabilities were reclassified as equity. Further, as of March 31, 2007, the operating company accelerated the vesting of all compensatory units then subject to vesting. Subsequent to this date, distributions on these units have not been considered a component of compensation and benefits expense and are instead recorded as a direct reduction of members' capital.

Pzena Investment Management, Inc.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Notes to the Consolidated Financial Statements (Continued)

Note 8—Compensation and Benefits (Continued)

        The change in liability for the redemption of compensatory units, through the date of the amendment of the Operating Agreement described above, is as follows (in thousands):

(in thousands)
Balance at December 31, 2005	$11,035
Value of Units Vested During the Year	5,809
Increase in Value of Units Previously Vested	3,269
Change in Undistributed Earnings	—
Compensation Expense Associated with Unvested Units	11,333
Payment of Liabilities	—
Charge for Conversion to Fair Market Value	232,534

Balance at December 31, 2006	$263,980
Value of Units Vested During the Year	79,199
Increase in Value of Units Previously Vested	1,738
Change in Undistributed Earnings	—
Compensation Expense Associated with Unvested Units	—
Payment of Liabilities	(953)
Reclassification due to Amendment of Operating Agreement	(343,964)

Balance at March 31, 2007	$—

        For the years ended December 31, 2008 and 2007, the operating company granted 2,644,812 and 795,000 options, respectively, to purchase units pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan. The options had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance. The Company determined that the total grant-date fair value of the options awarded were $5.0 million and $2.8 million, respectively. For the years ended December 31, 2008 and 2007, the Company recognized approximately $4.2 million and $2.8 million in compensation and benefits expense associated with the amortization of these awards.

        Pursuant to the operating company's bonus plan, which became effective January 1, 2007, eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred. Amounts deferred may be credited to an investment account or take the form of phantom Class B units, at the employee's discretion, and vest ratably over four years. At December 31, 2008 and 2007, approximately $0.0 million and $4.4 million, respectively, in such compensation was deferred. At December 31, 2008, the liability associated with such investment accounts was approximately $0.3 million, and has been included as a component of other liabilities on the consolidated statement of financial condition. For the year ended December 31, 2008, the Company recognized approximately $0.6 million in compensation and benefits expense associated with the amortization of all deferred compensation awards.

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

its short term working capital needs. This facility carries a commitment fee of 0.2% on any unused amounts, and the Company's approximately $1.8 million letter of credit reduces the amounts otherwise available to be used. On February 11, 2008, the operating company entered into Amendment No. 1 to its Credit Agreement. The amendment changed a number of Credit Agreement provisions, including reducing the capacity of the revolving credit facility from $20.0 million to $5.0 million. On September 19, 2008, the operating company entered into Amendment No. 2 to its Credit Agreement. The amendment reduced the capacity of the revolving credit facility from $5.0 million to $3.0 million and extended its maturity to July 23, 2011. On October 28, 2008, the operating company entered into Amendment No. 3 to its Credit Agreement, which reduced the capacity of the revolving credit facility to the value of its letter of credit, approximately $1.8 million. As of and for the years ended December 31, 2008 and 2007, no balance was outstanding against the facility.

Note 10—Settlement Fee Income

        As part of the Company's settlement agreement and withdrawal from its membership in a limited liability company that is the general partner of an investment partnership, the Company was entitled to certain future payments through 2007, provided that specific revenue goals were achieved by the general partner of the investment partnership. The Company recognized these future payments only when such revenue goals were achieved. The Company recognized $1.0 million in 2007 and 2006, respectively, related to the payments per the settlement agreement. These settlement fees were recorded in other income at the end of the contractual period and amounts receivable as part of the settlement were included in other receivables. Subsequent to December 31, 2007, the Company was no longer entitled to such payments.

Note 11—Debt

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

        On February 11, 2008, the operating company entered into Amendment No. 1 to the Credit Agreement. The agreement, as amended, required the operating company to maintain assets under management of at least $15.0 billion and generate consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, of at least $40.0 million in any consecutive four fiscal quarterly periods. Pursuant to the terms of the amended agreement, term loan amortization was required beginning in any period when assets under management were less than $20.0 billion and ending when assets under management was greater than $21.5 billion. Further, a 50% excess cash flow sweep was required if assets under management were below $17.5 billion. Additionally, the LIBOR interest rate option was increased to LIBOR plus 1.50%. For the period from February 11, 2008 through July 23, 2008, the interest rate in effect was 6.91%, which was equal to the twelve-month

Pzena Investment Management, Inc.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Notes to the Consolidated Financial Statements (Continued)

Note 11—Debt (Continued)

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

        Conditions precedent to the execution of Amendment No.3 included, among others, (i) the repayment by the operating company of $25.0 million of the $47.0 million principal amount outstanding under the Credit Agreement as of October 28, 2008, and (ii) the grant by the operating company and one of its subsidiaries of a security interest in their accounts receivable.

        In order to fund the $25.0 million repayment by the operating company, the Company used $9.0 million in cash reserves and the proceeds from the issuance by the operating company of an aggregate of $16.0 million principal amount of Senior Subordinated Notes (collectively, the "Notes") to entities established by Richard S. Pzena, the Company's Chief Executive Officer, for the benefit of certain of his family members, an entity controlled by a Company director, and a former employee. The issuance of these Notes was approved by the three independent members of the Company's Board of Directors.

Pzena Investment Management, Inc.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Notes to the Consolidated Financial Statements (Continued)

Note 11—Debt (Continued)

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

        Pursuant to the Credit Agreement and the senior subordinated notes, the operating company would be in default if it ever failed to pay required interest and amortization payments in a timely fashion. Further, the Credit Agreement stipulates that the operating company would be in default thereunder if it defaults on its senior subordinated notes. Such events of default would permit the lender under the applicable debt agreement to accelerate the debt thereunder. No such occurrence of acceleration occurred during the year ended December 31, 2008.

        As discussed above, subsequent to Amendment No. 2 and Amendment No. 3 to the Company's Credit Agreement in 2008, the minimum EBITDA and minimum AUM covenants were eliminated. The Company was in compliance with these covenants as of and for all 2008 periods in which they were in effect. As of and for the year ended December 31, 2007, the Company complied with the EBITDA and minimum AUM covenants contained in the Credit Agreement as follows:

	As of and for the year ended December 31, 2007
	AUM	EBITDA
	(in billions)	(in thousands)
	(unaudited)
Actual Results	$23.6	$101,855
Required Minimum	$20.0	$60,000

        An unaudited reconciliation of the operating company's GAAP results to EBITDA, as defined, for the year ended December 31, 2007 is as follows (in thousands):

Operating Company Net Loss	$(17,689)
Interest Charges	1,796
Provision for Income Taxes	5,028
Depreciation and Amortization	368
Non-cash Compensation	95,777
Interest on Mandatorily Redeemable Units	16,575
Equity in Loss of Affiliates	—

Operating Company EBITDA	$101,855

Pzena Investment Management, Inc.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Notes to the Consolidated Financial Statements (Continued)

Note 12—Interest Rate Swap

        The Company manages its exposure to changes in market rates of interest. The Company's use of derivative instruments is limited to an interest rate swap used to manage the interest rate exposure related to its Credit Agreement. The Company monitors its position and the credit rating of the counterparty and does not anticipate non-performance by such counterparty.

        On February 28, 2008, the operating company entered into a $60.0 million notional amount interest rate swap agreement that commenced on July 23, 2008. The swap, which expires July 23, 2010, obligates the operating company to pay a 2.825% fixed rate of interest on the notional amount and requires the counterparty to pay the operating company a floating interest rate based on the monthly LIBOR interest rate. The spread on the Credit Agreement is in addition to these amounts. As discussed in Note 11, on September 19, 2008, the maturity of amounts outstanding under the Company's Credit Agreement was extended to July 23, 2011. The Company has not entered into any agreements to manage its exposure to fluctuations in interest rates from July 23, 2010 through July 23, 2011.

        During the three months ended September 30, 2008, the Company changed the designation of its swap agreement from a cash flow hedge to a trading derivative, as a significant portion of the cash flows associated with the original forecasted transaction were probable to not occur due to the amortization payments required to be made pursuant to the terms of its amended agreement. Accordingly, the Company reclassified the cumulative changes in fair value related to this swap from accumulated other comprehensive income to other income/(expense). Additionally, the Company recorded all subsequent changes to the swap's fair value as a component of other income/(expense). For the year ended December 31, 2008, the Company recognized approximately $0.8 million in expense associated with these adjustments.

        Concurrently with the reductions in principal outstanding under the Credit Agreement, the Company reduced the notional amount of its interest rate swap to $22.0 million. The amounts paid to the counterparty in exchange for these reductions were approximately $0.1 million.

Note 13—Income Taxes

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

Pzena Investment Management, Inc.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Notes to the Consolidated Financial Statements (Continued)

Note 13—Income Taxes (Continued)

UBT as well as its provision for federal, state and local corporate taxes. The components of the provision for income taxes are as follows:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current Provision:
Unincorporated Business Taxes	$3,114	$5,294	$3,543
Local Corporate Tax	(3)	18	—
State Corporate Tax	(2)	19	—
Federal Corporate Tax	(20)	83	—

Total Current Provision	$3,089	$5,414	$3,543

Deferred Provision:
Unincorporated Business Taxes	$(197)	$(266)	$398
Local Corporate Tax	222	90	—
State Corporate Tax	418	77	—
Federal Corporate Tax	1,439	295	—

Total Deferred Provision	$1,882	$196	$398

Deferred Income Tax Valuation Allowance	62,709	—	—

Total Provision for Income Taxes	$67,680	$5,610	$3,941

        The tax effect of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	As of December 31,
	2008	2007
	(in thousands)
Deferred Tax Assets:
Section 754 Basis Step Up	$65,368	$68,191
Other	785	42

Subtotal	66,153	68,233
Valuation Allowance	(62,709)	—

Total Deferred Tax Assets	$3,444	$68,233

Deferred Tax Liabilities:
Operating Company Cash Basis Differences	$448	$672
Other	48	21

Total Deferred Tax Liabilities	$496	$693

Pzena Investment Management, Inc.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Notes to the Consolidated Financial Statements (Continued)

Note 13—Income Taxes (Continued)

        Prior to October 30, 2007, the operating company was a cash basis taxpayer. As the result of the Company's acquisition of membership units in conjunction with the offering, the operating company was required to become an accrual basis taxpayer. Pursuant to Section 481 of the Internal Revenue Code, the cumulative difference between the two methods of taxpaying are amortizable over four years. These differences generated approximately $0.4 million and $0.7 million in deferred tax liabilities as of December 31, 2008 and December 31, 2007, respectively. Such amounts are recorded in other liabilities in the consolidated statements of financial condition.

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

        During the year ended December 31, 2008, the Company evaluated the asset associated with this election after the decline in its AUM brought, for the first time, revenue projections below the point at which the Company would generate sufficient full-year taxable income to fully utilize this deferred tax asset. Other negative evidence it reviewed included (i) the general uncertain economic environment, which has been reflected in declining stock markets and had a corresponding impact on AUM and revenue levels; (ii) the accelerating negative trends affecting the asset management industry in particular; and (iii) the difficulty of projecting AUM in the current volatile environment. These factors were moderated by (i) the Company's ability to control its compensation costs, which is its single largest expense; (ii) management's experience in the asset management industry and minimal turnover of key personnel; and (iii) the ability of the Company to utilize tax losses generated by this asset over a longer time horizon. In conducting its analysis, the Company believed that the inherent difficulty in projecting future income was exacerbated by the economic environment. It correspondingly limited its projections to three years. Over this time period, the Company projected taxable income assuming no AUM growth and modest reductions in its cost structure.

        The Company determined that, after weighing both the positive and negative evidence discussed above, a portion of benefits associated with this deferred tax asset were more likely than not to go unrealized due to estimates of future taxable income. As a result, the Company established a $62.7 million valuation allowance to reduce the net deferred tax asset to an amount more likely than not to be realized. This deferred tax asset remains available to the Company and can be used to reduce taxable income in future years. The Company similarly reduced the associated liability to selling shareholders to reflect this change in the estimated realization of the asset. The Company recorded an approximate $53.3 million increase to other income associated with this reduction in the liability to selling shareholders during the year ended December 31, 2008.

        In October 2008, the selling unitholders agreed to waive any payments that the Company is or will be required to make to them for the 2008 and 2009 tax years pursuant to the Tax Receivable Agreement. For the year ended December 31, 2008, the Company recognized approximately $2.9 million in other income associated with this waiver.

Pzena Investment Management, Inc.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Notes to the Consolidated Financial Statements (Continued)

Note 13—Income Taxes (Continued)

        As of December 31, 2008 and 2007, the net value of this deferred tax asset was approximately $3.4 million and $68.2 million, respectively. As of December 31, 2008 and December 31, 2007, the liability to selling shareholders was approximately $1.8 million and $58.4 million, respectively.

        For the years ended December 31, 2008 and 2007, the Company's taxable income was determined as follows:

	For the Year Ended
	December 31,
	2008	2007
	(in thousands)
Income Before Taxes and and Non-Controlling Interests	$100,078	$2,274
Unincorporated Business Taxes	(2,917)	(5,027)
Non-Controlling Interests	(36,095)	20,644
Interest on Mandatorily Redeemable Units	—	(16,575)

Income Before Corporate Income Taxes	$61,066	$1,316

        Differences between the provision for corporate income taxes reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income/(loss) before income taxes and interest on mandatorily redeemable units for the years ended December 31, 2008 and 2007 were as follows:

	For the Year Ended December 31,
	2008		2007
	Amount	% of Pretax Income	Amount	% of Pretax Income
Federal Corporate Tax	$20,765	34.0%	$448	34.0%
State and Local Corporate Tax, net of Federal Benefit	422	0.7%	135	10.3%
Write-down of Liability to Selling Shareholders	(19,108)	(31.3)%	—	0.0%
Other	(25)	0.0%	—	0.0%
Deferred Income Tax Valuation Allowance	62,709	102.7%	—	0.0%

Provision for Corporate Income Taxes	$64,763	106.0%	$583	44.3%

        In September 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements. It is the Company's policy to recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. For the years ended December 31, 2008 and 2007, no such

Pzena Investment Management, Inc.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Notes to the Consolidated Financial Statements (Continued)

Note 13—Income Taxes (Continued)

expenses were recognized, and as of December 31, 2008 and December 31, 2007, no accruals were recorded.

        The Company and the operating company are generally no longer subject to U.S federal, or state and local income tax examinations by tax authorities for any year prior to 2005. All tax years subsequent to this date are considered open and subject to examination by tax authorities.

Note 14—Investments in Marketable Securities

        Investments in marketable securities consisted of the following at December 31, 2008:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equities	$24,097	$(10,052)	$14,045

        Investments in marketable securities and securities sold short consisted of the following at December 31, 2007:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equities	$28,738	$(1,273)	$27,465

	Proceeds	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Equity Securities Sold Short	$1,047	$(19)	$1,028

Note 15—Non-Controlling Interests

        The Company did not initially record a non-controlling interest associated with the acquisition of its operating company, as the post-offering net equity of the operating company was less than zero. Pursuant to the guidance of EITF 95-7, no operating company non-controlling interest was recorded until the deficit attributable to non-controlling interest, approximately $10.8 million as of the date of the initial public offering, was extinguished. As of December 31, 2007, the deficit attributable to the non-controlling interest of the operating company was approximately $11.1 million. As of December 31, 2008, this deficit had been extinguished.

Pzena Investment Management, Inc.

(Prior to October 30, 2007, Pzena Investment Management, LLC)

Notes to the Consolidated Financial Statements (Continued)

Note 15—Non-Controlling Interests (Continued)

        Changes in the initial deficit attributable to the non-controlling interest of Pzena Investment Management LLC were recorded as adjustments to the Company's additional paid-in capital until the deficit was extinguished. For the years ended December 31, 2008 and 2007, such changes were summarized as follows:

2007
(in thousands)
Non-Controlling Interest of Pzena Invement Management, LLC	$12,481
Distributions to Members	(12,784)

Equity Effect of Operating Company
Net Deficit on Non-Controlling Interest	$(303)

Initial Deficit	$(10,840)
Equity Effect of Operating Company
Net Deficit on Non-Controlling Interest	(303)

Deficit at December 31, 2007	$(11,143)

2008
(in thousands)
Non-Controlling Interest of Pzena Invement Management, LLC	$45,857
Distributions to Members	(35,813)
Amortization of Option Grants	3,765
Amortization of Deferred Compensation	272
Equity Issuances	459

Subtotal	14,540
Less: Deficit at December 31, 2007	(11,143)

Non-Controlling Interest in
Net Equity of Pzena Investment Management, LLC	$3,397

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 15—Non-Controlling Interests (Continued)

        Non-controlling interests in the operations of the Company's consolidated subsidiaries and operating company are comprised of the following:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net Loss of Pzena Investment
Management LLC prior to October 30, 2007	$—	$(31,486)	$—
Non-Controlling Interest of Pzena Investement Management, LLC	45,857	12,481	—
Non-Controlling Interest in Consolidated Subsidiaries	(9,762)	(1,639)	1,997

Non-Controlling Interests	$36,095	$(20,644)	$1,997

        Non-controlling interests in the equity of the Company's consolidated subsidiaries and operating company are summarized as follows for the year ended December 31, 2008:

Non-Controlling Interests of Consolidated Subsidiaries at December 31, 2007	$16,355
Contributions from Non-Controlling Interests in Consolidated Subsidiaries	7,082
Distributions to Non-Controlling Interests in Consolidated Subsidiaries	(5,253)
Non-Controlling Interest in Loss of Consolidated Subsidiaries	(9,762)
Non-Controlling Interest of Pzena Investment Management, LLC	3,397

Non-Controlling Interests of Consolidated Subsidiaries at December 31, 2008	$11,819

        Non-controlling interests in the equity of the Company's consolidated subsidiaries and operating company are summarized as follows for the year ended December 31, 2007:

Non-Controlling Interests of Consolidated Subsidiaries at December 31, 2006	$13,399
Contributions from Non-Controlling Interests in Consolidated Subsidiaries	12,083
Distributions to Non-Controlling Interests in Consolidated Subsidiaries	(12,506)
Non-Controlling Interest in Loss of Consolidated Subsidiaries	(1,639)
Effect of Initial Consolidation of PAI, LLC on Non-Controlling Interests in Consolidated Subsidiaries	5,018

Non-Controlling Interests of Consolidated Subsidiaries at December 31, 2007	$16,355

Note 16—Members' Equity Interests of Operating Company

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

Note 16—Members' Equity Interests of Operating Company (Continued)

        Under the original operating agreement, upon the sale of the operating company, proceeds were to be allocated first to the holders of Capital Units, and then to the holders of Profits-Only Interests and Class C Profits Interests based on their pro rata share of the incremental increase in assigned value of the operating company above the point at which the respective units were issued.

        On December 31, 2006, the operating company initiated a capital restructuring, wherein all of the outstanding Compensatory Units and Capital Units were exchanged for new units on a percentage basis determined by the outstanding units' relative fair values. These new units all retained the same earnings sharing and voting rights, but participated in the potential liquidation of the operating company on a pro rata basis. The operating company and unitholders each had fair-value put and call provisions, subject to certain restrictions, that allowed for redemption only for the vested units that had been held longer than six months. New units exchanged for units previously issued retained their original liability classification. Of the total $696.3 million increase in value arising from the change from a formula-based redemption plan to a fair-value plan to a fair value plan, approximately $232.5 million was associated with compensatory unit awards and charged to compensation and benefits expense on December 31, 2006. The remaining $463.8 million was recorded as a component of interest on mandatorily redeemable units for the year ended December 31, 2006.

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

        Compensation and benefits expense associated with the operating company's compensatory units was comprised of the following:

	For the Year Ended December 31,
	2007	2006
	(in thousands)
Distributions on Compensatory Units	$12,087	$17,857
Change in Redemption Value of Compensatory Units	15,969	20,411
Change from Formula to Fair Value Plan for Compensatory Units	—	232,534
Acceleration of Vesting of Compensatory Units	64,968	—

Total Compensation and Benefits Expense	$93,024	$270,802

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 16—Members' Equity Interests of Operating Company (Continued)

        For the years ended December 31, 2008 and 2007, the operating company granted 2,644,812 and 795,000 options, respectively, to purchase units pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan. The options had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance. The Company determined that the total grant-date fair value of the options awarded were $5.0 million and $2.8 million, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2008	2007
Weighted-average Time Until Exercise	7 years	7 years
Volatility	36%	30%
Risk Free Rate	2.19%	5.02%
Dividend Yield	0.65%	4.41%

        On January 1, 2008, the operating company granted 13,000 restricted Class B units to certain members pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan. On January 1, 2008, the operating company also issued 89,826 phantom Class B units as part of its Bonus Plan. These grants each vest ratably over a four-year period commencing January 1, 2008.

        The following is a summary of the option activity for the three years ended December 31, 2008:

	Options Outstanding	Weighted Average Exercise Price
Balance, at December 31, 2005	537,000	$9.61
Options Granted	—	—
Options Cancelled	—	—
Options Exercised	(537,000)	(9.61)

Balance, at December 31, 2006	—	—
Options Granted	795,000	14.37
Options Cancelled	(20,000)	(13.53)
Options Exercised	(266,690)	(13.53)

Balance, at December 31, 2007	508,310	14.85
Options Granted	2,644,812	5.43
Options Cancelled	—	—
Options Exercised	—	—

Balance, at December 31, 2008	3,153,122	$6.95

        The weighted-average grant date fair value of the options issued in 2008 and 2007 were $1.91 and $3.52, respectively.

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

Note 16—Members' Equity Interests of Operating Company (Continued)

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

Note 17—Shareholders' Equity

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

        On October 30, 2007, the Company consummated an initial public offering of 6,100,000 shares of its Class A common stock, par value $0.01 per share, for net proceeds of approximately $98.9 million, after payment of underwriting discounts and estimated offering expenses. These net proceeds were used to purchase 6,100,000 membership units of the operating company, representing 9.5% of its then outstanding membership units, from its two outside investors and one former employee. Concurrently with the consummation of the Company's initial public offering, the Operating Agreement of the operating company was amended and restated such that, among other things, (i) the Company became the sole managing member of the operating company, (ii) the 6,100,000 membership units of the operating company that the Company acquired were reclassified as Class A units of the operating company, (iii) an additional 11,118 Class A units were issued to the Company in respect of its issuance of 11,112 shares of Class A common stock to certain directors of the Company on October 30, 2007, and contribution of the $100 initial investment the Company received in exchange for issuance of six shares of Class A common stock on May 10, 2007, and (iv) the holders of the remaining 90.5% of the outstanding membership units of the operating company were reclassified as Class B units of the operating company. Class A and Class B units of the operating company have the same economic rights per unit. Accordingly, immediately following the consummation of the offering and reorganization, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.5% and 90.5%, respectively, of the economic interests in the operations of the business. As of December 31, 2008, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 17—Shareholders' Equity (Continued)

approximately 9.6% and 90.4%, respectively, of the economic interests in the operations of the business. As of December 31, 2007, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.5% and 90.5%, respectively, of the economic interests in the operations of the business.

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

        This acquisition of membership units in the operating company has allowed the Company to make an election to step up its tax basis in the net assets acquired. This step up is deductible for tax purposes over a 15-year period. Pursuant to a tax receivable agreement between the Company and the operating company, 85% of the benefits of this election, less amounts waived, will be returned to the selling unitholders of the operating company as they are realized.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 17—Shareholders' Equity (Continued)

        The assets and liabilities assumed in the offering and reorganization were recorded at October 30, 2007 as follows:

(in thousands)
Pzena Investment Management, LLC Member's Capital	$747,568
Pzena Investment Management, LLC Retained Deficit	(759,551)
Deferred Tax Asset	68,695
Tax receivable Liability to Selling Unithoders	(58,391)

Total	$(1,679)

Common Stock, at Par	61
Additional Paid-in Capital	(1,740)

Total	$(1,679)

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

        On September 3, 2008, the Company's Board of Directors declared a quarterly dividend of $0.05 per share of Class A common stock, paid on October 10, 2008 to shareholders of record as of September 26, 2008.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 18—Pro Forma Financial Information (unaudited)

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

Note 19—Quarterly Results of Operations (unaudited)

        Unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 are summarized below:

	For the Quarter Ended
	2008
	Dec. 31	Sept. 30	June 30	March 31,
	(unaudited) (in thousands, except share data)
Total Revenue	$18,015	$25,072	$28,305	$30,012

Operating Income	15,098	14,286	16,991	18,018

Net Income/(Loss)	$3,413	$(8,710)	$780	$820

Basic Earnings/(Loss) Per Share	$0.56	$(1.42)	$0.13	$0.13
Diluted Earnings/(Loss) Per Share	$0.13	$(1.42)	$0.13	$0.13

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to the Consolidated Financial Statements (Continued)

Note 19—Quarterly Results of Operations (unaudited) (Continued)

	For the Quarter Ended
	2007
	Dec. 31	Sept. 30	June 30	March 31,
	(unaudited) (in thousands, except share data)
Total Revenue(1)	$34,794	$40,217	$36,840	$35,298

Operating Income(1)(2)	20,855	28,452	25,718	(70,615)

Net Income(1)(2)(3)	$733	$26,273	$25,320	$(88,075)

Basic Earnings Per Share(3)	$0.12	—	—	—
Diluted Earnings Per Share(3)	$0.12	—	—	—

(1)
Reported results prior to October 30, 2007 reflects solely the results of our operating company.

(2)
Compensation and interest charges associated with the operating company's Compensatory Units and Capital Units are included in the quarter ended March 31, 2007.

(3)
Represents the Company's weighted average shares and its earnings generated through it economic interest in the operating company subsequent to October 30, 2007.

Note 20—Subsequent Events

        On January 23, 2009, the Company repaid $8.0 million of the principal amount outstanding under the Credit Agreement.

        On February 17, 2009, the Company's form S-3 registration statement, filed in order to register the Company's issuance to Class B unitholders the total number of shares of Class A common stock issuable upon exchange of all Class B units outstanding immediately after the consummation of the operating company's reorganization, was declared effective.

        On February 28, 2009, the Company's assets under management were approximately $7.9 billion.

        On March 3, 2009, certain operating company members elected to exchange an aggregate of 2.4 million Class B units for an equivalent number of shares of Company Class A common stock.