Form 10-Q
period 2009-03-31
Pzena Investment Management, Inc.
filed 2009-05-11
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 001-33761

PZENA INVESTMENT MANAGEMENT, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-8999751
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

120 West 45th Street
New York, New York 10036
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (212) 355-1600

Not Applicable

(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

As of May 8, 2009, there were 8,633,041 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of May 8 2009, there were 55,559,751 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.

FORM 10-Q

i

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.  Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report on Form 10-Q, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Quarterly Report on Form 10-Q.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	March 31, 2009	December 31, 2008
	(unaudited)

ASSETS
Cash and Cash Equivalents	$26,705	$27,421
Due from Broker	37	41
Advisory Fees Receivable	10,316	13,606
Investments in Marketable Securities, at Fair Value	11,369	14,045
Receivable from Related Parties	189	191
Other Receivables	89	74
Prepaid Expenses and Other Assets	801	949
Deferred Tax Assets	4,208	3,444
Property and Equipment, Net of Accumulated Depreciation of $2,034 and $1,913, respectively	2,627	2,748
TOTAL ASSETS	$56,341	$62,519

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$5,149	$4,338
Due to Broker	41	47
Term Loan	14,000	22,000
Senior Subordinated Debt to Related Parties	16,000	16,000
Liability to Selling and Converting Shareholders	2,519	1,787
Other Liabilities	1,939	2,007
TOTAL LIABILITIES	39,648	46,179

Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 8,633,041 and 6,111,118 Shares Issued and Outstanding in 2009 and 2008, respectively)	86	61
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 55,529,751 and 57,975,724 Shares Issued and Outstanding in 2009 and 2008, respectively)	—	—
Additional Paid-In Capital	9,866	9,749
Accumulated Deficit	(4,807)	(5,289)
Total Pzena Investment Management, Inc.’s Equity	5,145	4,521
Non-Controlling Interests	11,548	11,819
TOTAL EQUITY	16,693	16,340
TOTAL LIABILITIES AND EQUITY	$56,341	$62,519

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months Ended March 31,
	2009	2008

REVENUE	$13,671	$30,012

EXPENSES
Compensation and Benefits Expense	6,040	8,951
General and Administrative Expenses	2,453	3,043
TOTAL OPERATING EXPENSES	8,493	11,994
Operating Income	5,178	18,018

OTHER INCOME/(EXPENSE)
Interest and Dividend Income	120	478
Interest Expense	(450)	(963)
Realized and Unrealized Loss, Net on Marketable Securities	(1,820)	(3,580)
Other Expense	(580)	(14)
Total Other Expense	(2,730)	(4,079)
Income Before Income Taxes	2,448	13,939
Provision/(Benefit) for Income Taxes	(274)	1,542
Consolidated Net Income	2,722	12,397
Less: Net Income Attributable to Non-Controlling Interests	2,240	11,577
Net Income Attributable to Pzena Investment Management, Inc.	$482	$820

Earnings Per Share — Basic and Diluted Attributable to Pzena Investment Management, Inc. Common Stockholders:

Net Income for Basic Earnings per Share	$482	$820
Basic Earnings per Share	$0.07	$0.13
Basic Weighted Average Shares Outstanding	6,948,037	6,119,686

Net Income for Diluted Earnings per Share	$2,776	$8,597
Diluted Earnings per Share	$0.04	$0.13
Diluted Weighted Average Shares Outstanding	64,192,792	64,070,596

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2009	2008

OPERATING ACTIVITIES
Consolidated Net Income	$2,722	$12,397
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation	121	115
Non-Cash Compensation	251	344
Director Share Grant	280	140
Realized and Unrealized Loss, Net on Marketable Securities	1,820	3,580
Increase in Liability to Selling and Converting Shareholders	602	—
Deferred Income Taxes	(667)	547
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	3,290	4,436
Due from Broker	4	191
Prepaid Expenses and Other Assets	(147)	1,111
Due to Broker	(6)	(3,795)
Accounts Payable, Accrued Expenses and Other Liabilities	727	1,508
Purchases of Marketable Securities	(2,572)	(16,836)
Proceeds from Sale of Marketable Securities	3,431	6,667
Net Cash Provided by Operating Activities	9,856	10,225

INVESTING ACTIVITIES
Receivable from Related Parties	2	(67)
Purchases of Property and Equipment	—	(50)
Net Cash Provided by/(Used in) Investing Activities	2	(117)

FINANCING ACTIVITIES
Contributions from Non-Controlling Interests	—	6,833
Distributions to Non-Controlling Interests	—	(1,080)
Capital Distribution	(9)	—
Debt Repayment	(8,000)	—
Dividends	—	(672)
Distributions to Members	(2,565)	(6,373)
Net Cash Used in Financing Activities	(10,574)	(1,292)
NET CHANGE IN CASH	$(716)	$8,816

CASH AND CASH EQUIVALENTS—Beginning of Period	$27,421	$27,184
Net Change in Cash	(716)	8,816
CASH AND CASH EQUIVALENTS—End of Period	$26,705	$36,000

Supplementary Cash Flow Information:
Interest Paid	$467	$982
Income Taxes Paid	$619	$—

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings/ (Accumulated Deficit)	Non- Controlling Interests	Total

Balance at December 31, 2008	6,187,068	57,975,724	$61	$9,749	$—	$(5,289)	$11,819	$16,340
Unit Conversion	2,445,973	(2,445,973)	25	107	—	—	(108)	24
Amortization of Non-Cash Compensation	—	—	—	19	—	—	162	181
Net Income	—	—	—	—	—	482	2,240	2,722
Capital Distribution	—	—	—	(9)	—	—	(2,565)	(2,574)
Balance at March 31, 2009	8,633,041	55,529,751	$86	$9,866	$—	$(4,807)	$11,548	$16,693

Balance at December 31, 2007	6,111,118	57,937,910	$61	$(2,043)	$—	$61	$16,355	$14,434
Issuance of Class A Common Stock	12,376	—	—	11	—	—	118	129
Issuance of Class B Common Stock and Amortization of Non-Cash Compensation	—	13,000	—	16	—	—	131	147
Net Income	—	—	—	—	—	820	11,577	12,397
Accumulated Other Comprehensive Income	—	—	—	—	(46)	—	(430)	(476)
Equity Effect of Operating Company Net Deficit on Non-Controlling Interests	—	—	—	6,923	—	—	(6,923)	—
Class A Cash Dividends Declared ($0.11 per share)	—	—	—	—	—	(674)	(620)	(1,294)
Balance at March 31, 2008	6,123,494	57,950,910	$61	$4,907	$(46)	$207	$20,208	$25,337

See accompanying notes to consolidated financial statements

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements

Note 1—Organization

Pzena Investment Management, Inc. (the “Company”) functions as the holding company through which the business of its operating company, Pzena Investment Management, LLC, is conducted. The Company was incorporated in the State of Delaware on May 8, 2007.  Concurrently with the consummation of the Company’s initial public offering, on October 30, 2007, the Operating Agreement of Pzena Investment Management, LLC (the “Operating Agreement”) was amended and restated such that, among other things, the Company became the sole managing member of Pzena Investment Management, LLC.  The acquisition of the operating company’s membership interests by the Company was treated as a reorganization of entities under common control pursuant to the guidance set forth in Financial Accounting Standards Board Technical Bulletin No. 85-5, Issues Relating to Accounting for Business Combinations (“FTB 85-5”).  As a result of these transactions, as of and subsequent to October 30, 2007, (i) the Company has consolidated the financial results of Pzena Investment Management, LLC with its own and reflected the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements, and (ii) the Company recognizes income generated from its economic interest in Pzena Investment Management, LLC’s net income.

Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of March 31, 2009, the Company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and international capital markets.

The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following private investment partnerships as of March 31, 2009:

Entity	Type of Entity (Date of Formation)	Ownership at March 31, 2009

Pzena Large Cap Value Fund	Massachusetts Trust (11/1/2002)	99.6%
Pzena International Value Service	Delaware Limited Liability Company (12/22/2003)	17.5%
Pzena Global Value Service	Delaware Limited Liability Company (12/22/2003)	0.6%
Pzena Emerging Markets Country Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%
Pzena Emerging Markets Focused Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%

Pursuant to its Operating Agreement, the operating company will continue until December 31, 2026, unless a terminating event, as defined in the Operating Agreement, occurs prior to this date. Operating company members are not liable for repayment, satisfaction or discharge of any debts, liabilities or obligations of the operating company, except to the extent of their capital accounts.

Note 2—Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles and related Securities and Exchange Commission rules and regulations.  The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary (“Consolidated Subsidiaries”).  Pursuant to the guidance of Emerging Issues Task Force Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), the Company also consolidates non-variable-interest entities in which it acts as the general partner or managing member.  All of these entities represent private investment partnerships over which the Company exercises or exercised control.  Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company.  All significant inter-company transactions and balances have been eliminated.

The Pzena International Value Service and the Pzena Global Value Service are limited liability companies whose managing members are or were members of the executive committee of the operating company or the operating company itself.  Neither of these entities are considered variable-interest entities, as the managing members have substantive interests in the partnerships.  Each of these limited liability companies are considered entities “similar” to limited partnerships and thus subject to the guidance of EITF 04-5.  Under each of their respective operating agreements, none of these entities’ non-managing members have the ability to remove the managing member under any circumstance, nor do they have any participating rights.  As a result, nothing substantive exists to overcome the presumption of control by the managing member

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

laid out by EITF 04-5.  As the managing members of these entities are, or were, either the operating company or one of the controlling persons of the operating company, their results of operations and financial position have been consolidated.

During 2008, the decision was made to close the Pzena Large Cap Value Fund II, the Pzena Emerging Markets Value Service, the Pzena Mega Cap Value Fund and Pzena Value Partners.  The results of operations and financial position of each of these entities were consolidated until the dates of their respective liquidations.

All of the consolidated investment partnerships are, or were, investment companies under the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies (the “AICPA Guide”).  The Company has retained the specialized accounting for these partnerships pursuant to Emerging Issues Task Force Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation (“EITF 85-12”).  Thus, the Company reports the investment partnerships’ investments in marketable securities at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

The Company records in its own equity its pro rata share of transactions that impact the operating company’s net equity, including equity and option issuances and adjustments to accumulated other comprehensive income.  The operating company’s pro rata share of such transactions are recorded as adjustments to additional paid-in capital or non-controlling interests, as applicable, on the consolidated statements of financial position.  As discussed further in Note 13, the Company did not initially record a non-controlling interest associated with the acquisition of its operating company, as the post offering net equity of the operating company was less than zero.  Pursuant to the guidance in Emerging Issues Task Force Issue No. 95-7, Implementation Issues Related to the Treatment of Minority Interest in Certain Real Estate Trusts (“EITF 95-7”), an operating company non-controlling interest was recorded after the initial deficit that existed at acquisition was extinguished in 2008.

The Company acts as the investment manager for four trusts and one offshore investment company, each of which are considered variable-interest entities.  All of these entities are vehicles through which the Company offers its Global Value and/or International Value strategies.  The Company is not considered the primary beneficiary of any of these entities.  Correspondingly, their results of operations and financial condition are not consolidated by the Company.  The total net assets of these variable-interest entities were approximately $351.1 million and $446.0 million at March 31, 2009 and December 31, 2008, respectively.  The Company is not exposed to losses as a result of its involvement with these entities because it has no direct investment in them.

Management’s Use of Estimates:

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the period.  Actual results could differ from those estimates.

Fair Values of Financial Instruments:

The carrying amount of all financial instruments in the consolidated statements of financial condition, including investments in marketable securities, approximates their fair values.

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which investment management services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management, generally billed quarterly, either in arrears or advance, depending on their contractual terms.  Advisory fee income also includes incentive fees that may be earned by the Company depending on the investment return of the assets under management.  Incentive fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by assets under management to determine the incentive fees earned.  Returns are calculated on an annualized basis over the contract’s measurement period, which may extend up to three years.  Incentive fees are generally payable annually.  Pursuant to the preferred accounting method under Emerging Issues Task Force Issue D-96, Accounting

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

 for Management Fees Based on a Formula (“EITF D-96”), such incentive fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  The Company recognized no such incentive fees for the three months ended March 31, 2009 and 2008.

Earnings per Share:

Basic earnings per share is computed by dividing the Company’s net income or loss attributable to the Company’s common stockholders by the weighted-average number of shares outstanding during the reporting period.  Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding operating company membership units, as well as outstanding operating company options and phantom units, to the extent that they would have a dilutive effect on net income per share for the reporting period.  Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate.  For the three months ended March 31, 2009, 3,153,122 options to purchase operating company units and 153,829 phantom operating company units were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for the period.  For the three months ended March 31, 2008, 954,310 options to purchase operating company units and 89,826 phantom units were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect.

For the three months ended March 31, 2009 and 2008, the Company’s basic and diluted earnings per share attributable to the Company’s common stockholders were determined as follows (in thousands, except for share and per-share amounts):

For the Three Months Ended March 31, 2009

Net Income for Basic Earnings per Share	$482
Basic Weighted Average Shares Outstanding	6,948,037
Basic Earnings per Share	$0.07

Net Income for Diluted Earnings per Share	$2,776
Dilutive Effect of Operating Company Units	57,244,755
Diluted Weighted Average Shares Outstanding	64,192,792
Diluted Earnings per Share	$0.04

For the Three Months Ended March 31, 2008

Net Income for Basic Earnings per Share	$820
Basic Weighted Average Shares Outstanding	6,119,686
Basic Earnings per Share	$0.13

Net Income for Diluted Earnings per Share	$8,597
Dilutive Effect of Operating Company Units	57,950,910
Diluted Weighted Average Shares Outstanding	64,070,596
Diluted Earnings per Share	$0.13

Pzena Investment Management, Inc.

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

Investments in Securities:

Investments in marketable securities represent primarily the securities held by the Company’s consolidated investment partnerships.  All such securities are recorded at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

The Company adopted the provisions of Statement of Financial Accounting Standard No.157, Fair Value Measurements (“FAS 157”), on January 1, 2008.  FAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  FAS 157 also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The valuation hierarchy contains three levels: (i) valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets (Level 1); (ii) valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured (Level 2); and (iii) valuation inputs are unobservable and significant to the fair value measurement (Level 3).

The Company’s fair value measurements relate to its interest rate swap, as well as its investments in marketable securities, which are primarily exchange-traded securities with quoted prices in active markets.  The fair value measurement of the interest rate swap has been determined primarily based upon the market prices for interest rate swaps with similar provisions and the use of forward interest rate curves.  The interest rate swap has been classified as Level 2 and recorded in other liabilities on the consolidated statement of financial condition.  The fair value measurements of the securities have been classified as Level 1.

The following table presents these instruments’ fair value at March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3

Assets:
Marketable Securities	$11,369	$—	$—
Liabilities:
Interest Rate Swap	—	(372)	—
Total Fair Value	$11,369	$(372)	$—

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

The following table presents these instruments’ fair value at December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3

Assets:
Marketable Securities	$14,045	$—	$—
Liabilities:
Interest Rate Swap	—	(628)	—
Total Fair Value	$14,045	$(628)	$—

Securities Valuation:

Investments in marketable equity securities which are traded on a national securities exchange are carried at fair value based on the last reported sales price on the valuation date.  If no reported sales occurred on the valuation date, investments in securities are valued at the bid price.  Securities transactions are recorded on the trade date.

The net realized gain or loss on sales of securities is determined on a specific identification basis and is included in realized and unrealized loss, net on marketable securities in the consolidated statements of operations.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from brokers and advisory fees receivable.  The Company maintains its cash and temporary cash investments in bank deposits and other accounts whose balances, at times, exceed federally insured limits.

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.  For the three months ended March 31, 2009 and 2008, approximately 12.2% and 15.7%, respectively, of the Company’s advisory fees were generated from an advisory agreement with one client.  At March 31, 2009 and December 31, 2008, no allowance for doubtful accounts has been deemed necessary.

Financial Instruments:

On February 28, 2008, the operating company entered into an interest rate swap agreement to manage its exposure to changes in interest rates associated with the credit agreement (the “Credit Agreement”) discussed in Note 9.  The counterparty to this agreement is a major financial institution.  The Company designated the interest rate swap agreement as a cash flow hedge of the Credit Agreement effective February 28, 2008.  Pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“FAS 133”), the Company recorded the cash flow hedge at fair value on the consolidated statement of financial condition.  Additionally, the Company’s pro rata share of the changes in the fair value of this agreement were recorded as a component of accumulated other comprehensive income.

During the quarter ended September 30, 2008, the Company changed the designation of its swap agreement from a cash flow hedge to a trading derivative, as a significant portion of the cash flows associated with the original forecasted transaction were probable to not occur due to amortization payments required be made pursuant to the terms of its amended Credit Agreement.  Accordingly, the Company reclassified the cumulative changes in fair value related to this swap from accumulated other comprehensive income to other expense.  The Company records all subsequent changes to the swap’s fair value as a component of other expense.  For the three months ended March 31, 2009, the Company recognized less than $0.1 million in other income related to such changes.  For the three months ended March 31, 2008, the Company recognized approximately $0.0 million in other accumulated comprehensive loss associated with the change in fair value of  this swap agreement.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

At March 31, 2009 and December 31, 2008, the approximate fair value of the liability associated with the swap agreement was $0.4 million and $0.6 million, respectively, and has been included in other liabilities on the statements of financial condition.

The following table summarizes the impact of the Company’s derivative financial instruments on its results of operations for the three months ended March 31, 2009 and 2008 (in thousands):

Derivatives Not Accounted For As Hedging	Statement of	Amount of Gain Recognized In Income on Derivative
Instruments Under FAS 133	Operations Account	2009	2008

Interest Rate Contracts	Other Income/(Expense)	$25	$—
Total		$25	$—

The following table summarizes the impact of the Company’s derivative financial instruments on its financial position as of March 31, 2009 (in thousands):

Derivatives Not Accounted	Asset Derivatives		Liability Derivatives
For As Hedging Instruments Under FAS 133	Statement of Financial Condition Account	Fair Value	Statement of Financial Condition Account	Fair Value

Interest Rate Contracts	—	$—	Other Liabilities	$372
Total		$—		$372

The following table summarizes the impact of the Company’s derivative financial instruments on its financial position as of December 31, 2008 (in thousands):

Derivatives Not Accounted	Asset Derivatives		Liability Derivatives
For As Hedging Instruments Under FAS 133	Statement of Financial Condition Account	Fair Value	Statement of Financial Condition Account	Fair Value

Interest Rate Contracts	—	$—	Other Liabilities	$628
Total		$—		$628

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

Income Taxes:

The Company is a “C” corporation under the Internal Revenue Code, and thus liable for federal, state and local taxes on the income derived from its economic interest in its operating company.  The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  It has not made a provision for federal or state income taxes because it is the responsibility of each of the operating company’s members (including the Company) to separately report their proportionate share of the operating company’s taxable income or loss.  Similarly, the income of the Company’s consolidated investment partnerships is not subject to income taxes, as it is allocated to each partnership’s

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

individual partners.  The operating company has made a provision for New York City Unincorporated Business Tax, (“UBT”).

The Company and its consolidated subsidiaries account for all state, local and federal taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At March 31, 2009 and December 31, 2008, the Company had a $64.3 million and a $62.7 million valuation allowance, respectively, against the deferred tax asset recorded as part of the Company’s acquisition of operating company membership units in conjunction with the offering and the March 3, 2009 unit conversions.  These valuation allowances represent approximately 94% and 95% of the total value of such deferred tax assets as of March 31, 2009 and December 31, 2008, respectively.  The income tax provision, or credit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.  The Company records its deferred tax liabilities as a component of other liabilities on the consolidated statements of financial condition.

Foreign Currency:

Investment securities and other assets and liabilities denominated in foreign currencies are remeasured into U. S. dollar amounts at the date of valuation.  Purchases and sales of investment securities and income and expense items denominated in foreign currencies are remeasured into U. S. dollar amounts on the respective dates of such transactions.

The Company does not isolate that portion of the results of its operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held.  Such fluctuations are included in the net realized and unrealized loss, net on marketable securities in the consolidated statements of operations.

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

New Accounting Pronouncements:

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”).  FAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require non-controlling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings.  FAS 160 was adopted by the Company on January 1, 2009.  The adoption of FAS 160 only impacted the Company’s presentation of its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”).  FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  As FAS 161 only affects financial statement disclosure, the impact of adoption and January 1, 2009 was limited to additional financial statement disclosure.

In June 2008, the FASB issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”).  The EITF release states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

years.  The adoption of EITF 03-6-1 on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted the remaining provisions of  Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS No. 157”), as permitted by the FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items include, for example, reporting units required to be measured at fair value for annual goodwill impairment testing purposes and nonfinancial assets acquired and liabilities assumed in a business combination. The Company did not have any impairments or business combinations during the first quarter of 2009, therefore the adoption of FAS 157 for nonfinancial assets did not impact the Company’s consolidated financial statements.

Note 3—Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	March 31, 2009	December 31, 2008
	(in thousands)

Computer Hardware	$921	$921
Computer Software	191	191
Furniture and Fixtures	1,161	1,161
Office Equipment	243	243
Leasehold Improvements	2,145	2,145
Total	4,661	4,661
Less: Accumulated Depreciation and Amortization	(2,034)	(1,913)
Total	$2,627	$2,748

Depreciation is included in general and administrative expenses and totaled $0.1 million for each of the three months ended March 31, 2009 and 2008.

Note 4—Related Party Transactions

For the three months ended March 31, 2009 and 2008, the Company earned $0.9 million and $1.8 million, respectively, in investment advisory fees from unconsolidated entities for which it acts as the investment manager.

At March 31, 2009 and December 31, 2008, the Company had advanced $0.1 million and $0.1 million, respectively, to an international investment company for organization and start-up costs, which are included in receivable from related parties on the consolidated statements of financial condition.  The Company is the sponsor and investment manager of this entity.

At March 31, 2009 and December 31, 2008, receivable from related parties included $0.1 million and $0.1 million of loans to employees.  These loans are in the form of forgivable promissory notes which are amortized through compensation expense pursuant to their terms.

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

During the quarter ended June 30, 2008, an unaffiliated shareholder who held more than 10% of the Company’s outstanding shares sold shares in transactions deemed to be short-swing sales.  Under Section 16(b) of the Securities Exchange Act of 1934, the shareholder was required to disgorge to the Company the $0.2 million in profits realized from these stock sales.  The Company recognized these proceeds as a capital contribution from a shareholder and reflected a corresponding increase to additional paid-in capital in its consolidated statements of changes in equity.  Proceeds from these transactions did not affect the Company’s consolidated statements of operations.

As discussed in Note 9, on October 28, 2008, the operating company issued an aggregate of $16.0 million principal amount of Senior Subordinated Notes to entities established by Richard S. Pzena, the Company’s Chief Executive Officer, for the benefit of certain of his family members, an entity controlled by a Company Director, and a former employee.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 5—Commitments and Contingencies

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

The Company may be subject to various legal and administrative proceedings in the normal course of business.  On November 21, 2007 and January 16, 2008, substantively identical putative class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and Richard S. Pzena, the Company’s chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended.  The Court consolidated the lawsuits and appointed co-lead plaintiffs, who filed a consolidated amended complaint.  The consolidated amended complaint named as defendants the Company, Richard S. Pzena, and two of the underwriters of the Company’s initial public offering, Goldman Sachs & Co, Inc. and UBS Securities LLC.  Plaintiffs sought to represent a class of all persons who purchased or otherwise acquired Class A common stock issued pursuant or traceable to the Company’s initial public offering.  The consolidated amended complaint alleged that the registration statement and prospectus relating to the initial public offering of the Company’s Class A common stock contained material misstatements and omissions and wrongfully failed to disclose net redemptions in the John Hancock Classic Value Fund, for which the Company acts as sub-investment advisor.  The consolidated amended complaint sought damages in an unspecified amount including rescission or rescissory damages.  The Court granted Company’s motion to dismiss the consolidated amended complaint and, on September 4, 2008, the Court entered a judgment in favor of the Company.  Plaintiffs have filed a Notice of Appeal of the Court’s judgment to the United States Court of Appeals for the Second Circuit.  The Company believes that the allegations and claims are without merit and will continue to contest these claims vigorously.

The Company leases office space under two non-cancelable operating lease agreements which expire on October 31, 2015.  The Company reflects lease expense on a straight-line basis over the lease term.  Lease expenses totaled $0.6 million for each of the three months ended March 31, 2009 and 2008.

Note 6—Retirement Plan

The Company maintains a defined contribution pension plan which covers substantially all members and employees.  The Company may make contributions to the plan at the discretion of management.  Under the terms of the plan, all such contributions vest immediately.  The Company recognized $0.5 million in expense associated with this plan for the three months ended March 31, 2008.  These expenses are included in compensation and benefits expense in the consolidated statements of operations.  No such expenses were incurred during the three months ended March 31, 2009

Note 7—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)

Cash Compensation and Other Benefits	$5,789	$8,607
Other Non-Cash Compensation	251	344
Total Compensation and Benefits Expense	$6,040	$8,951

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 7—Compensation and Benefits (continued)

For the three months ended March 31, 2008, the operating company granted 446,000 options to purchase units pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan.  For the three months ended March 31, 2009, the operating company granted no options to purchase such units.  The options had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance.  The Company determined that the total grant-date fair value of the options awarded during the three months ended March 31, 2008 was approximately $1.2 million.  For the three months ended March 31, 2009 and 2008, the Company recognized approximately $0.1 million and $0.1 million, respectively, in compensation and benefits expense associated with the amortization of these awards.

For the three months ended March 31, 2009 and 2008, the Company granted  30,000 and 13,000 restricted Class B units to certain members pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan.  These unit grants each vest ratably over a four-year period commencing January 1, 2009 and 2008, respectively.  The amortization of these awards was not material for the three months ended March 31, 2009 and 2008.

Pursuant to the operating company’s bonus plan, which became effective January 1, 2007, eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  Amounts deferred may be credited to an investment account or take the form of phantom Class B units, at the employee’s discretion, and vest ratably over four years.  At March 31, 2009 and December 31, 2008, no such compensation was deferred.  At March 31, 2009 and December 31, 2008, the liability associated with such investment accounts was approximately $0.1 million and $0.3 million, respectively, and has been included as a component of other liabilities on the consolidated statements of financial condition.  For the three months ended March 31, 2009 and 2008, the Company recognized approximately $0.2 million and $0.3 million, respectively, in compensation and benefits expense associated with the amortization of all deferred compensation awards.

Note 8—Short Term Borrowings

Simultaneously with the Credit Agreement described below, on July 23, 2007, the operating company obtained a $20.0 million revolving credit facility, expiring on July 23, 2010, in order to finance its short term working capital needs.  This facility carries a commitment fee of 0.2% on any unused amounts, and the Company’s approximately $1.8 million letter of credit reduces the amounts otherwise available to be used.  On February 11, 2008, the operating company entered into Amendment No. 1 to its Credit Agreement.  The amendment changed a number of Credit Agreement provisions, including reducing the capacity of the revolving credit facility from $20.0 million to $5.0 million.  On September 19, 2008, the operating company entered into Amendment No. 2 to its Credit Agreement.  The amendment reduced the capacity of the revolving credit facility from $5.0 million to $3.0 million and extended its maturity to July 23, 2011.  On October 28, 2008, the operating company entered into Amendment No. 3 to its Credit Agreement, which reduced the capacity of the revolving credit facility to the value of its letter of credit, approximately $1.8 million.  As of and for the periods ended March 31, 2009 and December 31, 2008, no balance was outstanding against the facility.

Note 9—Debt

On July 23, 2007, the operating company entered into a $60.0 million, three-year Credit Agreement, the proceeds of which were used to finance a one-time distribution to its members.  The principal amount borrowed bore interest at a variable rate based, at the Company’s option, on (i) the one, two, three, nine or twelve-month LIBOR rate plus 1.00%, or (ii) the higher of the lender’s prime rate and the Federal Funds Rate.  The principal amount was payable in full at the end of the three-year term, with no penalty for prepayment.  Approximately $0.1 million in debt issuance costs were incurred in association with this loan.  Such costs have been recorded in prepaid expenses and other assets on the consolidated statements of financial condition and are being amortized over the term of the loan.

On February 11, 2008, the operating company entered into Amendment No. 1 to the Credit Agreement.  The agreement, as amended, required the operating company to maintain assets under management of at least $15.0 billion and generate consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined, of at least $40.0 million in any consecutive four fiscal quarterly periods.  Pursuant to the terms of the amended agreement, term loan amortization was required beginning in any period when assets under management were less than $20.0 billion and ending when assets under management was greater than $21.5 billion.  Further, a 50% excess cash flow sweep was required if assets

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 9—Debt (continued)

under management were below $17.5 billion.  Additionally, the LIBOR interest rate option was increased to LIBOR plus 1.50%.  For the period from February 11, 2008 through July 23, 2008, the interest rate in effect was 6.91%, which was equal to the twelve-month LIBOR rate in effect at the time of the closing of the agreement of 5.41%, plus 1.50%.  During the quarter ended June 30, 2008, the Company’s assets under management fell below $20 billion.  On June 30, 2008, the Company made a required amortization payment of $3.0 million.

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

On October 28, 2008, the operating company entered into Amendment No. 3 to its Credit Agreement.  This amendment provided for the following changes to the Credit Agreement, among others:

(i)	the minimum assets under management financial covenant was eliminated;

(ii)	the excess cash flow mandatory repayment was eliminated;

(iii)	the commitments under the revolving credit facility were reduced from $3. 0 million to approximately $1.8 million;

(iv)	with respect to loans borrowed at base rate, the margin added to base rate was increased from 0.00% to 0.75%; with respect to loans borrowed at LIBOR, the margin was not modified;

(v)	certain additional restrictions were placed on the operating company’s ability to make Restricted Payments (as defined in the Credit Agreement), including dividends; and

(vi)	amendments to certain covenants in order to permit the incurrence of subordinated debt by the operating company.

Conditions precedent to the execution of Amendment No. 3 included, among others, (i) the repayment by the operating company of $25.0 million of the $47.0 million principal amount outstanding under the Credit Agreement as of October 28, 2008, and (ii) the grant by the operating company and one of its subsidiaries of a security interest in their accounts receivable.

In order to fund the $25.0 million repayment by the operating company, the Company used $9.0 million in cash reserves and the proceeds from the issuance by the operating company of an aggregate of $16.0 million principal amount of Senior Subordinated Notes (collectively, the “Notes”) to entities established by Richard S. Pzena, the Company’s Chief Executive Officer, for the benefit of certain of his family members, an entity controlled by a Company director, and a former employee.  The issuance of these Notes was approved by the three independent members of the Company’s Board of Directors.

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

As discussed above, subsequent to Amendment No. 2 and Amendment No. 3 to the Company’s Credit Agreement in 2008, the minimum EBITDA and minimum AUM covenants were eliminated.  The Company was in compliance with these covenants as of and for all 2008 periods in which they were in effect.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 9—Debt (continued)

Pursuant to the Credit Agreement and the Senior Subordinated Notes, the operating company would be in default if it ever failed to pay required interest and amortization payments in a timely fashion.  Further, the Credit Agreement stipulates that the operating company would be in default thereunder if it defaults on its Senior Subordinated Notes.  Such events of default would permit the lender under the applicable debt agreement to accelerate the debt thereunder.  No such occurrence of acceleration occurred during the three months ended March 31, 2009 and 2008.

On January 23, 2009, the Company repaid $8.0 million of the principal amount outstanding under the Credit Agreement.

Note 10—Interest Rate Swap

The Company manages its exposure to changes in market rates of interest.  The Company’s use of derivative instruments is limited to an interest rate swap used to manage the interest rate exposure related to its Credit Agreement.  The Company monitors its position and the credit rating of the counterparty and does not anticipate non-performance by such counterparty.

On February 28, 2008, the operating company entered into a $60.0 million notional amount interest rate swap agreement that commenced on July 23, 2008.  The swap, which expires July 23, 2010, obligates the operating company to pay a 2.825% fixed rate of interest on the notional amount and requires the counterparty to pay the operating company a floating interest rate based on the monthly LIBOR interest rate.  The spread on the Credit Agreement is in addition to these amounts.  As discussed in Note 9, on September 19, 2008, the maturity of amounts outstanding under the Company’s Credit Agreement was extended to July 23, 2011.  The Company has not entered into any agreements to manage its exposure to fluctuations in interest rates from July 23, 2010 through July 23, 2011.

During the quarter ended September 30, 2008, the Company changed the designation of its swap agreement from a cash flow hedge to a trading derivative, as a significant portion of the cash flows associated with the original forecasted transaction were probable to not occur due to the amortization payments required to be made pursuant to the terms of its amended agreement.  Accordingly, the Company reclassified the cumulative changes in fair value related to this swap from accumulated other comprehensive income to other expense.  The Company records all changes to the swap’s fair value as a component of other expense.  For the three months ended March 31, 2009, the Company recognized approximately $0.1 million in other expense related to such changes.  For the three months ended March 31, 2008, the Company recognized approximately $0.5 million in other accumulated comprehensive loss associated with the change in fair value of  this swap agreement.

Concurrently with the reductions in principal outstanding under the Credit Agreement in 2008, the Company reduced the notional amount of its interest rate swap to $22.0 million.  The amounts paid to the counterparty in exchange for these 2008 reductions were approximately $0.1 million.  During the three months ended March 31, 2009, the Company reduced the notional amount of its interest rate swap to $14.0 million.  The amounts paid to the counterparty in exchange for this reduction was approximately $0.2 million.

Note 11—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  Neither it nor the Company’s other consolidated subsidiaries has made a provision for federal or state income taxes because it is the personal responsibility of each of these entities’ members (including the Company) to separately report their proportionate share of the respective entity’s taxable income or loss.  The operating company has made a provision for New York City UBT.  Subsequent to the offering and reorganization on October 30, 2007, the Company, as a “C” corporation under the Internal Revenue Code, is liable for federal, state and local taxes on the income derived from its economic interest in its operating company, which is net of UBT.  Correspondingly, in its consolidated financial statements, the Company reports both the operating company’s provision for UBT as well as its provision for federal, state and local corporate taxes.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 11—Income Taxes (continued)

For the three months ended March 31, 2009 and 2008, the Company’s taxable income was determined as follows:

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands)

Income Before Taxes	$2,448	$13,939
Unincorporated Business Taxes	(338)	(940)
Non-Controlling Interests	(2,240)	(11,577)
Income Before Corporate Income Taxes	$(130)	$1,422

In September 2006, the Financial Accounting Standards Board issued Interpretation No.48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.  It is the Company’s policy to recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision.  For the three months ended March 31, 2009 and 2008, no such expenses were recognized.  As of March 31, 2009 and December 31, 2008, no accruals were recorded.

The Company and the operating company are generally no longer subject to U. S federal, or state and local income tax examinations by tax authorities for any year prior to 2005.  All tax years subsequent to this date are considered open and subject to examination by tax authorities.

The components of the provision for income taxes are as follows (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008

Current Provision:
Unincorporated Business Taxes	$393	$995
Local Corporate Tax	—	—
State Corporate Tax	—	—
Federal Corporate Tax	—	—
Total Current Provision	$393	$995
Deferred Provision:
Unincorporated Business Taxes	$(55)	$(55)
Local Corporate Tax	21	64
State Corporate Tax	41	115
Federal Corporate Tax	140	423
Total Deferred Provision	$147	$547
Change in Deferred Tax Asset Valuation Allowance	(814)	—
Total Provision for Income Taxes	$(274)	$1,542

Prior to October 30, 2007, the operating company was a cash basis taxpayer.  As the result of the Company’s acquisition of membership units in conjunction with the offering, the operating company was required to become an accrual basis taxpayer.  Pursuant to Section 481 of the Internal Revenue Code, the cumulative difference between the two methods of taxpaying are amortizable over four years.  These differences generated approximately $0.4 million and $0.4 million in deferred tax liabilities as of March 31, 2009 and December 31, 2008, respectively.  Such amounts are recorded in other liabilities in the consolidated statements of financial condition.

The acquisition of the operating company membership units noted above has allowed the Company to make an election under Section 754 of the Internal Revenue Code (“Section 754”) to step up its tax basis in the net assets acquired.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 11—Income Taxes (continued)

This step up is deductible for tax purposes over a 15-year period.  Based on the net proceeds of the offering and tax basis of the operating company as of October 30, 2007, this election gave rise to a deferred tax asset of approximately $68.7 million.

Pursuant to a Tax Receivable Agreement signed between the members of the operating company and the Company, 85% of the cash savings generated by this election will be distributed to the selling shareholders upon this benefit’s realization.

In September 2008, the Company evaluated the asset associated with this election after the decline in its AUM brought, for the first time, revenue projections below the point at which the Company would generate sufficient full-year taxable income to fully utilize this deferred tax asset.  Other negative evidence it reviewed included (i) the general uncertain economic environment, which has been reflected in declining stock markets and had a corresponding impact on AUM and revenue levels; (ii) the accelerating negative trends affecting the asset management industry in particular; and (iii) the difficulty of projecting AUM in the current volatile environment.  These factors were moderated by (i) the Company’s ability to control its compensation costs, which is its single largest expense; (ii) management’s experience in the asset management industry and minimal turnover of key personnel; and (iii) the ability of the Company to utilize tax losses generated by this asset over a longer time horizon.  In conducting its analysis, the Company believed that the inherent difficulty in projecting future income was exacerbated by the economic environment.  It correspondingly limited its projections to three years.  Over this time period, the Company projected taxable income assuming no AUM growth and modest reductions in its cost structure.

The Company determined that, after weighing both the positive and negative evidence discussed above, a portion of benefits associated with this deferred tax asset were more likely than not to go unrealized due to estimates of future taxable income.  As a result, the Company established a $62.7 million valuation allowance to reduce the net deferred tax asset to an amount more likely than not to be realized on September 30, 2008.  This deferred tax asset remains available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders to reflect this change in the estimated realization of the asset.  The Company recorded an approximate $53.3 million increase to other income associated with this reduction in the liability to selling and converting shareholders on September 30, 2008.

In October 2008, the selling unitholders agreed to waive any payments that the Company is or will be required to make to them for the 2008 and 2009 tax years pursuant to the Tax Receivable Agreement.  During the quarter ended December 31, 2008, the Company recognized approximately $2.9 million in other income associated with this waiver.

As discussed further in Note 15 below, on March 3, 2009 certain of the operating company’s members exchanged an aggregate of 2,445,973 of their Class B units for an equivalent number of shares of Company Class A common stock.   The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair value of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $2.5 million deferred tax asset and a corresponding $2.2 million liability to selling and converting shareholders under the Tax Receivable Agreement.  Using the methodology described above, the Company assessed the realizability of the deferred tax asset associated with this exchange and determined that a portion of its benefits would go unutilized.  Consequently, the Company established a $2.4 million valuation allowance to reduce the incremental deferred tax asset to an amount more likely than not to be realized.  This deferred tax asset remains available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders to reflect this change in the estimated realization of the asset.  Pursuant to the guidance of Emerging Issues Task Force Issue No. 94-10, Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No.109 (“EITF 94-10”), the Company recorded the effects of these transactions in equity.

During the first quarter of 2009, the Company reduced its valuation allowance by approximately $0.8 million due to revised estimates of future taxable income, primarily related to lower expense projections.   The Company correspondingly increased its liability to selling and converting shareholders by $0.6 million to reflect this change in the estimated realization of the asset.  The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the provision for income taxes and other expense, respectively, on the consolidated statements of operations.  As of March 31, 2009 and December 31, 2008, the net value of all deferred tax assets was approximately $4.2 million and $3.4 million, respectively.  As of March 31, 2009 and December 31, 2008, the liability to selling and converting shareholders was approximately $2.5 million and $1.8 million, respectively.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 11—Income Taxes (continued)

The change in the Company’s net deferred tax assets for the three months ended March 31, 2009 is summarized as follows (in thousands):

	Section 754	Other	Valuation Allowance	Total

Balance at December 31, 2008	$65,368	$785	$(62,709)	$3,444
Deferred Tax Expense	(714)	512	—	(202)
Unit Conversion	2,532	—	(2,380)	152
Change in Valuation Allowance	—	—	814	814
Balance at March 31, 2009	$67,186	$1,297	$(64,275)	$4,208

Note 12—Investments in Marketable Securities

Investments in marketable securities consisted of the following at March 31, 2009:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)

Equities	$20,978	$(9,609)	$11,369

Investments in marketable securities consisted of the following at December 31, 2008:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)

Equities	$24,097	$(10,052)	$14,045

Note 13—Non-Controlling Interests

The Company did not initially record a non-controlling interest associated with the acquisition of its operating company, as the post-offering net equity of the operating company was less than zero.  Pursuant to the guidance of EITF 95-7, no operating company non-controlling interest was recorded until the deficit attributable to non-controlling interest, approximately $10.8 million as of the date of the initial public offering, was extinguished.  As of December 31, 2008, this deficit was extinguished.

Non-controlling interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$3,566	$13,477
Non-Controlling Interest in Consolidated Subsidiaries	(1,326)	(1,900)
Non-Controlling Interests	$2,240	$11,577

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 13—Non-Controlling Interests (continued)

Non-controlling interests in the equity of the Company’s operating company and consolidated subsidiaries are summarized as follows:

	As of
	March 31, 2009	December 31, 2008
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$4,453	$3,397
Non-Controlling Interest in Consolidated Subsidiaries	7,095	8,422
Non-Controlling Interests	$11,548	$11,819

Note 14—Members’ Equity Interests of Operating Company

For the three months ended March 31, 2008, the operating company granted 446,000 options to purchase units pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan.  The Company granted no such options for the three months ended March 31, 2009.  The options had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance.  The Company determined that the total grant-date fair value of the options awarded was $1.2 million, using the Black-Scholes option pricing model.  The weighted-average grant date fair value of options issued for the three months ended March 31, 2008 was $2.64.

On January 1, 2009 and 2008, the operating company granted 30,000 and 13,000, respectively, restricted Class B units to certain members pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan.  On January 1, 2008, the operating company also issued 86,458 phantom Class B units as part of its Bonus Plan.  In December, 2008, participants in the Company’s deferred compensation program converted a portion of their holdings in investment accounts into an aggregate of 89,826 phantom Class B units.  No such phantom units were granted for the three months ended March 31, 2009.  All outstanding phantom units vest ratably over a four-year period that commenced January 1, 2008.

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

Note 15—Shareholders’ Equity

The Company was incorporated in the State of Delaware on May 8, 2007.  On May 10, 2007, the Company issued 100 shares of its common stock, par value $0.01 per share (the “Old Common Stock”), for $100 to Richard S. Pzena, the sole director of the Company as of that date.  On October 5, 2007, the Company effected a 100-for-6 reverse stock split of all shares of its Old Common Stock then outstanding.  All share amounts have been adjusted to reflect this split.  As of the effectiveness of the amendment and restatement of the Company’s certificate of incorporation on October 30, 2007, each share of the Old Common Stock outstanding immediately prior to effectiveness was reclassified as one share of the Company’s Class A common stock, par value $0.01 per share.

On October 30, 2007, the Company consummated an initial public offering of 6,100,000 shares of its Class A common stock, par value $0.01 per share, for net proceeds of approximately $98.9 million, after payment of underwriting discounts and estimated offering expenses.  These net proceeds were used to purchase 6,100,000 membership units of the operating company, representing 9.5% of its then outstanding membership units, from its two outside investors and one former employee.  Concurrently with the consummation of the Company’s initial public offering, the Operating Agreement of the operating company was amended and restated such that, among other things, (i) the Company became the sole managing member of the operating company, (ii) the 6,100,000 membership units of the operating company that the Company acquired were reclassified as Class A units of the operating company, (iii) an additional 11,118 Class A units were issued to the Company in respect of its issuance of 11,112 shares of Class A common stock to certain directors of the Company on October 30, 2007, and contribution of the $100 initial investment the Company received in exchange for issuance of six shares of Class A common stock on May 10, 2007, and (iv) the holders of the remaining 90. 5% of the

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 15—Shareholders’ Equity (continued)

outstanding membership units of the operating company were reclassified as Class B units of the operating company.  Class A and Class B units of the operating company have the same economic rights per unit.  Accordingly, immediately following the consummation of the offering and reorganization, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.5% and 90.5%, respectively, of the economic interests in the operations of the business.  As of March 31, 2009, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interests in the operations of the business.

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

On February 17, 2009, the Company’s form S-3 registration statement, filed in order to register the Company’s issuance to Class B unitholders the total number of shares of Class A common stock issuable upon exchange of all Class B units outstanding immediately after the consummation of the operating company’s reorganization, was declared effective.

On March 3, 2009 certain of the operating company’s members exchanged an aggregate of 2,445,973 of their Class B units for an equivalent number of shares of Company Class A common stock.  The incremental acquisition of additional operating company membership interests was similarly treated as a reorganization of entities under common control pursuant to the guidance set forth in FTB 85-5.  Subsequent to the exchange, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interest in the operations of the business.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 15—Shareholders’ Equity (continued)

The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair value of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $2.5 million deferred tax asset and a corresponding $2.3 million liability to selling and converting shareholders under the Tax Receivable Agreement.  Consequently, the Company established a $2.4 million valuation allowance to reduce the incremental deferred tax asset to an amount more likely than not to be realized.  This deferred tax asset remains available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders to reflect this change in the estimated realization of the asset.  Pursuant to the guidance of Emerging Issues Task Force Issue No. 94-10, Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No.109 (“EITF 94-10”), the Company recorded the effects of these transactions in equity.

The incremental assets and liabilities assumed in the exchange were recorded on March 3, 2009 as follows:

(in thousands)

Pzena Investment Management, LLC Members’ Capital	$33,788
Pzena Investment Management, LLC Retained Deficit	(33,679)
Realizable Deferred Tax Asset	152
Net Tax Receivable Liability to Converting Unitholders	(129)
Total	$132

Common Stock, at Par	$25
Additional Paid-in Capital	107
Total	$132

Note 16—Subsequent Events

On April 23, 2009, the Company repaid $2.0 million of the principal amount outstanding under the Credit Agreement.

On April 30, 2009, the Company’s assets under management were approximately $10.1 billion.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an investment management firm that utilizes a classic value investment approach in each of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U. S. and international capital markets.  At March 31, 2009, our assets under management, or AUM, were $8.6 billion.  We manage separate accounts on behalf of institutions and high net worth individuals and act as sub-investment adviser for a variety of SEC-registered mutual funds and offshore funds.

We function as the holding company through which the business of our operating company, Pzena Investment Management, LLC, is conducted.  Following our initial public offering and reorganization on October 30, 2007, we became the sole managing member of Pzena Investment Management, LLC.  As such, we now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and other investors’ collective membership interest in our operating company, we reflect their ownership as a non-controlling interest in our consolidated financial statements.  As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company’s net income.  As of March 31, 2009, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interests in the operations of the business.

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

Compensation and Benefits Expense

Our largest expense is compensation and benefits, which includes the salaries, bonuses, equity-based compensation and related benefits and payroll costs attributable to our members and employees.  Compensation and benefits packages are benchmarked against relevant industry and geographic peer groups in order to attract and retain qualified personnel.  Cash compensation has also declined due to lower revenue-based variable compensation costs and a decline in headcount.  The table included in the section below describes the components of our compensation expense for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)

Cash Compensation and Other Benefits	$5,789	$8,607
Other Non-Cash Compensation	251	344
Total Compensation and Benefits Expense	$6,040	$8,951

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

On January 1, 2007, we instituted a deferred compensation plan, in which employees who earn in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount.  These deferred amounts may be invested, at the employee’s discretion, in certain of our investment strategies, restricted phantom units of our operating company, or money market funds.  Amounts deferred in any period reduce that period’s cash compensation expense and vest ratably over a four-year period beginning on January 1 of the next year.  Therefore, the amortization of a ratable portion of 2007 deferred amounts has been reflected in our expenses for the three months ended March 31, 2009 and 2008.  At March 31, 2009 and December 31, 2008, no such compensation was deferred.  Should additional amounts be deferred in future periods, we would expect the non-cash portion of our compensation expense to increase as the existing and subsequently deferred amounts are amortized through income.

As of March 31, 2009, we had approximately $1.9 million in unrecorded compensation expense related to phantom operating company units issued pursuant to our deferred compensation plan and operating company unit and option grants issued under our PIM LLC 2006 Equity Incentive Plan.  We expect that the amortization of these amounts will be approximately $0.7 million for each of the next three years, with a negligible amount amortized thereafter.

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

Other Income/(Expense)

Other income/(expense) is derived primarily from interest income generated on our excess cash balances, investment income or loss arising from our investments in various private investment vehicles that we employ to incubate new strategies, interest expense on our amended credit agreement and senior subordinated notes, and mark-to-market movements on our swap agreement.  Other income/(expense) is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was implemented subsequent to our reorganization and offering on October 30, 2007.  As discussed further below, this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from company’s acquisition of operating company units from its selling shareholders.  Amounts waived by our selling shareholders reduce this liability.  We expect the interest and investment components of other income, in the aggregate, to fluctuate based on market conditions and the performance of our investment strategies.

Non-Controlling Interests

Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence.  After our reorganization, we became the sole managing member of our operating company and now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company’s net income.  As of March 31, 2009, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interests in the operations of the business.

Provision/(Benefit) for Income Tax

While our operating company has historically not been subject to U.S. federal and certain state income taxes, it has been subject to New York City Unincorporated Business Tax.  As a result of our reorganization, we are now subject to taxes applicable to C-corporations.  As such, our effective tax rate has increased as a result of our reorganization.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  As of March 31, 2009 and December 31, 2008, the Company recorded a $64.3 million and a $62.7 million valuation allowance, respectively, against the deferred tax asset associated with our acquisition of operating company units in conjunction with the offering and unit conversion.

Operating Results

General

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

Beginning in the second half of 2007 and continuing through the quarter ended March 31, 2009, performance of our investment strategies was negatively impacted by significant volatility in the equity markets.  Performance prior to 2009 was influenced by our overweight investment exposure to the financial services sector in particular.  As a result, our assets under management declined by $11.8 billion, or 57.8% from $20.4 billion at March 31, 2008 to $8.6 billion at March 31, 2009, due to negative performance of $9.5 billion and net outflows of $2.3 billion.

During the three months ended March 31, 2009, we experienced gross outflows of $1.2 billion, which were partially offset by gross inflows of $0.8 billion.  Our sub-advised accounts experienced gross outflows of $0.7 billion, which were offset by $0.3 billion in gross inflows.  The $0.4 billion in net outflows were mainly attributable to the weaker performance of our sub-advised funds compared to that of their peers.  Our separately-managed accounts experienced $0.5 billion in gross outflows, offset entirely by $0.5 billion in gross inflows.

During the three months ended March 31, 2008, we experienced gross outflows of $2.3 billion, which were offset by gross inflows of $1.3 billion.  Our sub-advised accounts experienced $1.3 billion in gross outflows of AUM, which were offset by $0.5 billion in gross inflows.  As noted above, the $0.8 billion in net outflows were mainly attributable to the weaker performance of our sub-advised funds compared to that of their peers.  Our separately-managed accounts experienced $1.0 billion in gross outflows and $0.8 billion in gross inflows.

Our average AUM fluctuates based on changes in the market value of accounts advised and sub-advised by us and on fund flows.  Accordingly, our revenues during 2009 are expected to decline from the comparable 2008 periods to the extent that the markets continue to be unfavorable to our value investment strategy.  A decrease in revenue results in lower operating income and net income.

We expect that we will experience continued pressure on our operating margins in the future if AUM continues to decline.  We expect our operating expenses to decline modestly in 2009 from the comparable 2008 periods, as we identify and implement potential cost savings opportunities.

Assets Under Management and Flows

The change in AUM in our separately-managed accounts and our sub-advised accounts for the three months ended March 31, 2009 and 2008 is described below:

	Three Months Ended March, 31,
Assets Under Management	2009	2008
	(in billions)

Separately-Managed Accounts
Beginning of Period Assets	$6.4	$14.0
Inflows	0.5	0.8
Outflows	(0.5)	(1.0)
Net Flows	—	(0.2)
Performance	(1.1)	(1.3)
End of Period Assets	$5.3	$12.5

Sub-Advised Accounts
Beginning of Period Assets	$4.3	$9.6
Inflows	0.3	0.5
Outflows	(0.7)	(1.3)
Net Flows	(0.4)	(0.8)
Performance	(0.6)	(0.9)
End of Period Assets	$3.3	$7.9

Total
Beginning of Period Assets	$10.7	$23.6
Inflows	0.8	1.3
Outflows	(1.2)	(2.3)
Net Flows	(0.4)	(1.0)
Performance	(1.7)	(2.2)
End of Period Assets	$8.6	$20.4

At March 31, 2009, our $8.6 billion of AUM were invested in twelve value-oriented investment strategies which represent distinct capitalization segments of the U.S and international markets.  The following table describes the allocation of our AUM as of March 31, 2009 among our seven largest investment strategies and the aggregate of our other investment strategies:

Investment Strategy	AUM at March 31, 2009
(in billions)

Large Cap Value	$4.4
Value Service	1.4
Global Value	1.5
Small Cap Value	0.4
International Value	0.2
Mid Cap Value	0.2
Other Strategies(1)	0.5
Total	$8.6

(1)                             Our six other investment strategies are: All Cap Value, Financial Opportunities Service, Diversified Value, European Value, Mega Cap Value, and International Diversified Value.

Three Months Ended March 31, 2009 versus March 31, 2008

At March 31, 2009, the Company managed $8.6 billion in total assets, a decrease of $11.8 billion, or 57.8%, from $20.4 billion at March 31, 2008.  The decrease year-over-year in AUM was due primarily to $9.5 billion in market depreciation, and, to a lesser extent, net outflows of $2.3 billion.  Generally negative economic conditions and our 2008 overweight investment exposure to the financial services sector in particular contributed to the performance-related decline in our AUM.  Our sub-advised accounts experienced net outflows of $0.4 billion for the three months ended March 31, 2009.  These net outflows were driven in part by our investment strategies’ underperformance relative to their respective benchmarks and client asset re-balancing in response to the volatile economic environment.

The Company managed $5.3 billion in separately-managed accounts and $3.3 billion in sub-advised accounts, for a total of $8.6 billion in assets at March 31, 2009.  Assets in separately-managed accounts decreased by $1.1 billion, or 17.2%, during the three months ended March 31, 2009, due to $1.1 billion in market depreciation.  Assets in sub-advised funds decreased by $1.0 billion, or 23.3%, during the three months ended March 31, 2009, as a result of $0.6 billion in market depreciation and $0.7 billion in gross outflows, offset by $0.3 billion in gross inflows.

The Company managed $12.5 billion in separately-managed accounts and $7.9 billion in sub-advised accounts, for a total of $20.4 billion in assets at March 31, 2008.  Assets in separately-managed accounts decreased by $1.5 billion, or 10.7%, during the three months ended March 31, 2008, due to $1.3 billion in market depreciation and $1.0 billion in gross outflows, offset by $0.8 billion in gross inflows.  Assets in sub-advised funds decreased by $1.7 billion, or 17.7%, during the three months ended March 31, 2008, as a result of $0.9 billion in market depreciation and $1.3 billion in gross outflows, offset by $0.5 billion in gross inflows.

At March 31, 2009, separately-managed accounts represented 61.6% of our total AUM, as compared to 61.3% at March 31, 2008.  AUM in our International Value and Global Value strategies decreased by a total of $1.3 billion, or 43.3%, to $1.7 billion, at March 31, 2009 from $3.0 billion at March 31, 2008.  At March 31, 2009, our International Value and Global Value investment strategies accounted for 19.8% of our AUM, as compared to 14.7% at March 31, 2008.

Revenues

Our revenues from advisory fees earned on our separately-managed accounts and our sub-advised accounts for the three months ended March 31, 2009 and 2008 is described below:

	Three Months Ended March 31,
Revenue	2009	2008
	(in millions)

Separately-Managed Accounts	$10.0	$21.6
Sub-Advised Accounts	3.7	8.4
Total	$13.7	$30.0

Three Months Ended March 31, 2009 versus March 31, 2008

Our total revenue decreased $16.3 million, or 54.3%, to $13.7 million for the three months ended March 31, 2009, from $30.0 million for the three months ended March 31, 2008.  This change was driven primarily by a reduction in weighted-average AUM, which decreased $12.8 billion, or 58.2%, to $9.2 billion for the three months ended March 31, 2009 from $22.0 billion for the three months ended March 31, 2008.

Our weighted average fees were 0.594% and 0.545% for the three months ended March 31, 2009 and 2008, respectively.  The increase in weighted average fees was primarily due to a higher mix of assets in our International Value and Global Value strategies, which generally carry higher fees than our domestic strategies.  Weighted-average assets in separately-managed accounts decreased $7.8 billion, or 58.2%, to $5.6 billion, for the three months ended March 31, 2009 from $13.4 billion at March 31, 2008, and had weighted average fees of 0.715% and 0.646% for the three months ended March 31, 2009 and 2008, respectively.  Weighted-average assets in sub-advised accounts decreased $5.0 billion, or 58.1%, to $3.6 billion for the three months ended March 31, 2009 from $8.6 billion for the three months ended March 31, 2008, and had weighted average fees of 0.406% and 0.389% for the three months ended March 31, 2008, respectively.  This increase in weighted average fees were generated by the timing of asset flows in our sub-advised accounts.

Expenses

Our operating expenses are driven primarily by our compensation costs.  The table below describes the components of our compensation expense for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)

Cash Compensation and Other Benefits	$5,789	$8,607
Other Non-Cash Compensation	251	344
Total Compensation and Benefits Expense	$6,040	$8,951

Three Months Ended March 31, 2009 versus March 31, 2008

Total operating expenses decreased by $3.5 million, or 29.2%, to $8.5 million for the three months ended March 31, 2009, from $12.0 million for the three months ended March 31, 2008.  This decline was primarily the result of overall reductions in bonus-related and variable compensation costs as well as decreases in professional services and data systems expenses.

Compensation and benefits expense decreased by $3.0 million, or 33.3%, to $6.0 million for the three months ended March 31, 2009 from $9.0 million for the three months ended March 31, 2008.  This decline was primarily the result of lower cash compensation arising from reduced staffing levels and firmwide decreases in bonus-related and AUM-based variable compensation expense.  Our employee count decreased from 78 at March 31, 2008 to 67 at March 31, 2009.  The year-over-year decrease in headcount was primarily the result of staff reductions in back office operations undertaken in the fourth quarter of 2008, as well as natural attrition throughout the year.

General and administrative expenses decreased by $0.5 million, or 20.0%, to $2.5 million for the three months ended March 31, 2009 from $3.0 million for the three months ended March 31, 2008.  This decrease was mainly attributable to decreases in professional services fees and data systems costs arising from ongoing efforts to contain costs.

Other Expense

Three Months Ended March 31, 2009 versus March 31, 2008

Other expense was $2.7 million for the three months ended March 31, 2009, and consisted primarily of $1.8 million in charges related to the negative performance of the Company’s investments in its own products and $0.6 million in other expense associated with an increase in the Company’s liability to its selling and converting shareholders associated with changes in the realizability of its related deferred tax asset.  The remaining $0.3 million consisted of interest expense of $0.5 million, offset partially by dividends, interest income, and other income.  Other expense was $4.1 million for the three months ended March 31, 2008, and consisted of $3.6 million in charges related to the negative performance of the Company’s investments in its own products and $1.0 million in interest expense, partially offset by $0.5 million in interest and dividend income.  The $1.4 million annual decline in first quarter 2009 other expense arose primarily as a result of smaller losses incurred by the Company’s investments in its own products and reduced interest expense, partially offset by the adjustments to the Company’s liability to its selling and converting shareholders.

Provision / (Benefit) for Income Taxes

Three Months Ended March 31, 2009 versus March 31, 2008

The provision for income taxes was a benefit of $0.3 million for the three months ended March 31, 2009, compared to an expense of $1.5 million for the three months ended March 31, 2008.  The $1.8 million decline was mainly attributable to a decline in taxable income and an approximately $0.8 million benefit recorded in 2009 related to adjustments to the valuation allowance recorded in 2008 against the deferred tax asset associated with the tax receivable agreement.  A comparison of the effective tax rate for the three months ended March 31, 2009 to the effective tax rate for the three months ended March 31, 2008 is not meaningful due to the valuation allowance adjustments recorded in 2009.

Non-Controlling Interests

Three Months Ended March 31, 2009 versus March 31, 2008

Non-controlling interests were $2.2 million for the three months ended March 31, 2009 and consisted of $3.5 million associated with our employees’ and outside investors’ interest in the income of the operating company, offset by the $1.3 million effect of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships.  For the three months ended March 31, 2008, non-controlling interests were $11.6 million and consisted of $13.5 million associated with our employees’ and outside investors’ interest in the income of the operating company, offset by the $1.9 million effect of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships.  The change in non-controlling interests reflects primarily the decline in our weighted-average AUM, which had a corresponding negative impact on revenues and income.

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

At March 31, 2009, our cash and cash equivalents were $26.7 million, inclusive of $0.3 million in cash held by our consolidated investment partnerships.  Advisory fees receivable were $10.3 million.  We also had approximately $3.7 million in marketable equity securities, net of $6.9 million in non-controlling interests, and exclusive of approximately $0.8 million in investments set aside to satisfy our obligations under our deferred compensation program.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management firm, our business has been materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  As of, and for, the three months ended March 31, 2009, our AUM and revenues declined by 57.8% and 54.3%, respectively, compared to the three months ended March 31, 2008.  These reductions contributed to a 2.9% decline in our cash provided by operating activities during the comparable periods.  To the extent that our AUM continues to decline, the cash provided by operating activities may be negatively impacted.

In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including, among other things, cash, working capital, investments, long-term liabilities, lease commitments, debt obligations (including required amortization payments), and operating company distributions.  Further, we consider compensation, one of our largest expenses, as sufficiently variable such that it can be adjusted to mitigate the decline in revenue we have experienced, and may continue to experience in the next twelve months.  We continuously evaluate our staffing requirements and compensation levels with reference to our own liquidity position and external peer benchmarking data.  The result of this review directly influences management’s recommendations to our board of directors with respect to such staffing and compensation levels.

We anticipate that tax allocations to the members of our operating company, which consisted of 36 of our employees as of March 31, 2009, two outside investors, one former employee and us, will continue to be a material financing activity.  Under the terms and conditions of our amended credit agreement and senior subordinated notes, we have suspended our dividend payment to shareholders.  Cash distributions to operating company members for partnership tax allocations are expected to decline if the taxable income of the operating company decreases.

As discussed further below, on October 28, 2008, our operating company entered into a third amendment to its credit agreement and issued $16.0 million in Senior Subordinated Notes to entities established by Richard S. Pzena, the Company’s CEO, for the benefit of certain of his family members, an entity controlled by a company director and a former employee.  The proceeds of the notes and $9.0 million of cash reserves were used to reduce the principal amounts outstanding under the credit agreement.  The amendment to the credit agreement, among other things, eliminated all financial covenants and the excess cash flow sweep, and reduced availability under the revolving credit facility from $3.0 million to $1.8 million.  It also requires us to make mandatory quarterly principal repayments of $2.0 million and precludes us from paying dividends to shareholders.  As of March 31, 2009, we had $14.0 million and $16.0 million outstanding under the credit agreement and the Senior Subordinated Notes, respectively.  Although we are comfortable with our current capital structure, in the current economic environment, it is uncertain whether additional or alternative sources of debt or equity financing would be available on acceptable terms.  We have never drawn on our current revolving credit facility for liquidity needs and do not anticipate needing to draw on such a facility in the future.

We do not anticipate meaningful outlays for internal investment or capital expenditures over the next nine months.

We believe that the amendment of our credit agreement, elimination of the dividend, reductions in headcount and ability to vary cash compensation levels have provided us with an appropriate degree of flexibility in providing for our liquidity needs.

Dividend Policy

We are a holding company and have no material assets other than our ownership of membership interests in our operating company.  As a result, we depend upon distributions from our operating company to pay any dividends that our board of directors may declare to be paid to our Class A common stockhoders, if any.  When and if our board of directors declares any such dividends, we then cause our operating company to make distributions to us in an amount sufficient to cover the amount of the dividends declared.  We may not pay dividends to our Class A common stockholders in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends or any of our financing facilities or other agreements restrict us from doing so.  Pursuant to restrictions set forth in our amended credit agreement and the Senior Subordinated Notes as of October 28, 2008, we have suspended previous quarterly cash dividend payments to our Class A common stockholders.  In the future, our board of directors may, in its discretion and subject to the Company’s operating results, debt agreements and applicable law, reinstate the dividend at an amount to be determined by it.  To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends.  By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

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

(v)	certain additional restrictions were placed on the operating company’s ability to make Restricted Payments (as defined in the Credit Agreement), including dividends; and

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

In order to fund the $25.0 million repayment by our operating company, we used $9.0 million in cash reserves and the proceeds from the issuance on October 28, 2008 of an aggregate of $16.0 million principal amount of Senior Subordinated Notes (collectively, the “Notes”) to entities established by Richard Pzena, our Company’s Chief Executive Officer, for the benefit of certain of his family members, an entity controlled by a Company director, and a former employee of our operating company.  Each of these Notes is unsecured, has a ten-year maturity and bears interest at 6.30% per annum.  The provisions of the Notes include a restricted payments covenant (including dividend payments), a prohibition on incurring indebtedness which is not subordinated to the Notes, and events of default based on failure to make payments, bankruptcy, change of control and acceleration of material indebtedness.  In addition, the Notes are subordinated to the repayment in full of the loans under the Credit Agreement.

On January 23, 2008, the Company used cash generated from operations to repay $8.0 million of the principal amount outstanding under the Credit Agreement.

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

Cash Flows

Operating activities provided $9.9 million and $10.2 million for the three months ended March 31, 2009 and 2008, respectively.  This decline in cash flows from operating activities was driven primarily by a decrease in average AUM from $22.0 billion for the three months ended March 31, 2008, to $9.2 billion for the three months ended March 31, 2009, which had a corresponding negative impact on total revenues.

Investing activities consist primarily of investments in affiliates and other investment partnerships, as well as capital expenditures.  Investing activities provided less than $0.1 million for the three months ended March 31, 2009 and used $0.1 million for the three months ended March 31, 2008.

Financing activities consist primarily of borrowing arrangements and contributions from, and distributions to, non-controlling interests.  Financing activities used $10.6 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively.  The increase in cash used in financing activities is due primarily to $8.0 million in repayments on our term debt and reductions in contributions from non-controlling interests and distributions to members.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2009.

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

We believe that the accounting estimate related to the $64.3 million valuation allowance, assessed as of March 31, 2009 against the deferred tax asset associated with our acquisitions of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance.  If we were not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets valuation allowance would be charged to income tax expense in the period such determination was made.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”).  FAS 160 amends ARB No. 51 and establishes accounting and reporting standards that require non-controlling interests (previously referred to as minority interest) to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and upon a loss of control, retained ownership interest will be remeasured at fair value, with any gain or loss recognized in earnings.  FAS 160 was adopted by the Company on January 1, 2009.  The adoption of FAS 160 only impacted the Company’s presentation of its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”).  FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  As FAS 161 only affects financial statement disclosure, the impact of adoption on January 1, 2009 was limited to additional financial statement disclosure.

In June 2008, the FASB issued EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”).  The EITF release states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The adoption of EITF 03-6-1 on January 1, 2009 did not have a material impact on our Company’s consolidated financial statements.

On January 1, 2009, the Company adopted the remaining provisions of  Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS No. 157”), as permitted by the FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items include, for example, reporting units required to be measured at fair value for annual goodwill impairment testing purposes and nonfinancial assets acquired and liabilities assumed in a business combination. The Company did not have any impairments or business combinations during the first quarter of 2009, therefore the adoption of FAS 157 for nonfinancial assets did not impact the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as a sub-investment adviser.  Global markets have continued to experience unprecedented volatility, and a challenging business climate is forecast for the foreseeable future.  Market conditions have resulted in a significant reduction in our assets under management, which directly impacts our revenues and net income.  A continued economic downturn and volatility in the global financial markets could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.

All of our revenue for the three months ended months March 31, 2009 and 2008 was derived from advisory fees, which are typically based on the market value of AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of marketable securities.  At March 31, 2009, the fair value of these assets was $11.4 million.  Assuming a 10% increase or decrease, the fair value would have increased or decreased by $1.1 million at March 31, 2009.

Interest Rate Risk

The amount that our operating company borrowed pursuant to the Credit Agreement, and any amounts our operating company borrows under the related revolving credit facility, will accrue interest at variable rates.  The operating company entered into an interest rate swap agreement that commenced on July 23, 2008.  The swap, which expires on July 23, 2010, obligates us to pay a 2.825% fixed rate of interest on the notional amount and requires the counterparty to pay us a floating interest rate based on the monthly LIBOR interest rate.  The spread on the Credit Agreement is in addition to these amounts.  Interest rate changes may, therefore, affect the amount of our interest payments related to any potential differential between the notional amount of the interest rate swap and amounts outstanding under the Credit Agreement, as well as any amounts borrowed under the revolving credit facility.  Such changes would correspondingly affect our future earnings and cash flows.  In addition, we have not entered any arrangement to hedge our exposure to interest rates from July 23, 2010 to July 23, 2011.  For this one year period, interest rate changes would affect our future earnings and cash flows.  Based on the consolidated debt obligations that we have as of March 31, 2009, we believe that our hedge would be unaffected in the event that interest rates were to increase by one percentage point.

Item 4.   Controls and Procedures.

During the course of their review of our consolidated financial statements as of March 31, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In the normal course of business, we may be subject to various legal and administrative proceedings. On November 21, 2007 and January 16, 2008, substantively identical putative class action lawsuits were commenced in the United States District Court for the Southern District of New York against us and Richard S. Pzena, our chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended (the “Securities Act”). The Court consolidated the lawsuits and appointed co-lead plaintiffs, who filed a consolidated amended complaint. The consolidated amended complaint named as defendants us, Richard S. Pzena, and two of the underwriters of our initial public offering, Goldman Sachs & Co., Inc. and UBS Securities LLC. Plaintiffs sought to represent a class of all persons who purchased or otherwise acquired Class A common stock issued pursuant or traceable to our initial public offering. The consolidated amended complaint alleged that the registration statement and prospectus relating to the initial public offering of our Class A common stock contained material misstatements and omissions and wrongfully failed to disclose net redemptions in the John Hancock Classic Value Fund, for which we act as sub-investment advisor. The consolidated amended complaint sought damages in an unspecified amount, including rescission or rescissory damages. The Court granted defendants’ motion to dismiss the consolidated amended complaint and, on September 4, 2008, the Court entered a judgment in favor of defendants. Plaintiffs have appealed the Court’s judgment to the United States Court of Appeals for the Second Circuit, and that appeal is pending. We believe that the allegations and claims are without merit and we will continue to contest these claims vigorously.

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth in Part 1, Item 1A of the Company’s 2008 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit	Description of Exhibit
14.1	Code of Business Conduct and Ethics (effective as of October 25, 2007) (revised as of January 16, 2009)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2009

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA

Name: Richard S. Pzena
Title: Chief Executive Officer

By:	/s/ GREGORY S. MARTIN

Name: Gregory S. Martin
Title: Chief Financial Officer