Form 10-Q
period 2009-06-30
Pzena Investment Management, Inc.
filed 2009-08-10
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 10, 2009, there were 8,633,041 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of August 10, 2009, there were 55,637,962 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.

FORM 10-Q

		Page
	PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc. as of June 30, 2009 (unaudited) and December 31, 2008	1
	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2009 and June 30, 2008	2
	Consolidated Statements of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2009 and June 30, 2008	3
	Consolidated Statements of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Six Months Ended June 30, 2009 and June 30, 2008	4
	Notes to the Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4	Controls and Procedures	36

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	39
Item 6	Exhibits	39

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and Cash Equivalents	$25,892	$27,421
Due from Broker	35	41
Advisory Fees Receivable	10,612	13,606
Investments in Equity Securities, at Fair Value	15,199	14,045
Receivable from Related Parties	127	191
Other Receivables	59	74
Prepaid Expenses and Other Assets	677	949
Deferred Tax Asset	4,678	3,444
Property and Equipment, Net of Accumulated Depreciation of $2,154 and $1,913, respectively	2,513	2,748
TOTAL ASSETS	$59,792	$62,519

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$7,474	$4,338
Due to Broker	31	47
Due to Principals	653	—
Term Loan	10,000	22,000
Senior Subordinated Debt to Related Parties	16,000	16,000
Liability to Selling and Converting Shareholders	3,121	1,787
Other Liabilities	1,270	2,007
TOTAL LIABILITIES	38,549	46,179

Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 8,633,041and 6,187,068 Shares Issued and Outstanding in 2009 and 2008, respectively)	86	61
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 55,529,751 and 57,975,724 Shares Issued and Outstanding in 2009 and 2008, respectively)	—	—
Additional Paid-In Capital	9,813	9,749
Accumulated Deficit	(3,986)	(5,289)
Total Pzena Investment Management, Inc.’s Equity	5,913	4,521
Non-Controlling Interests	15,330	11,819
TOTAL EQUITY	21,243	16,340
TOTAL LIABILITIES AND EQUITY	$59,792	$62,519

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

REVENUE	$14,232	$28,305	$27,904	$58,317

EXPENSES
Compensation and Benefits Expense	5,983	8,662	12,023	17,613
General and Administrative Expenses	1,973	2,652	4,426	5,695
TOTAL OPERATING EXPENSES	7,956	11,314	16,449	23,308
Operating Income	6,276	16,991	11,455	35,009

OTHER INCOME/(EXPENSE)
Interest and Dividend Income	127	541	247	1,037
Interest Expense	(405)	(1,056)	(855)	(2,037)
Realized and Unrealized Gain/(Loss), Net on Equity Securities and Securities Sold Short	3,729	(3,300)	1,909	(6,880)
Other Income/(Expense)	(515)	26	(1,096)	12
Total Other Income/(Expense)	2,936	(3,789)	205	(7,868)
Income Before Income Taxes	9,212	13,202	11,660	27,141
Income Tax Provision/(Benefit)	(64)	1,456	(338)	2,998
Consolidated Net Income	9,276	11,746	11,998	24,143
Less: Net Income Attributable to Non-Controlling Interests	8,455	10,966	10,695	22,543
Net Income Attributable to Pzena Investment Management, Inc.	$821	$780	$1,303	$1,600

Earnings Per Share — Basic and Diluted Attributable to Pzena Investment Management, Inc. Common Stockholders:

Net Income for Basic Earnings per Share	$821	$780	$1,303	$1,600
Basic Earnings per Share	$0.10	$0.13	$0.17	$0.26
Basic Weighted Average Shares Outstanding	8,633,041	6,123,494	7,795,194	6,121,590

Net Income for Diluted Earnings per Share	$4,330	$8,124	$6,860	$16,722
Diluted Earnings per Share	$0.07	$0.13	$0.11	$0.26
Diluted Weighted Average Shares Outstanding	64,778,860	64,080,857	64,566,604	64,079,122

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
OPERATING ACTIVITIES
Consolidated Net Income	$9,276	$11,746	$11,998	$24,143
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation	120	118	241	233
Non-Cash Compensation	310	389	561	633
Director Share Grant	—	—	280	140
Realized and Unrealized (Gain)/Loss, Net on Equity Securities and Securities Sold Short	(3,729)	3,300	(1,909)	6,880
Increase in Liability to Selling and Converting Shareholders	602	—	1,204	—
Deferred Income Taxes	(526)	517	(1,193)	1,064
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(296)	1,128	2,994	5,564
Due from Broker	2	(12)	6	179
Prepaid Expenses and Other Assets	153	46	6	1,157
Due to Broker	(10)	3,330	(16)	(645)
Due to Principals	57	—	653	—
Accounts Payable, Accrued Expenses and Other Liabilities	2,194	1,776	2,325	3,284
Purchases of Equity Securities and Securities Sold Short	(2,285)	(5,309)	(4,857)	(22,145)
Proceeds from Sale of Equity Securities and Securities Sold Short	2,184	5,190	5,615	11,857
Net Cash Provided by Operating Activities	8,052	22,219	17,908	32,344

INVESTING ACTIVITIES
Receivable from Related Parties	47	(1)	49	31
Purchases of Property and Equipment	(6)	(33)	(6)	(82)
Net Cash Provided by/(Used in) Investing Activities	41	(34)	43	(51)

FINANCING ACTIVITIES
Contributions from Non-Controlling Interests	—	100	—	6,933
Distributions to Non-Controlling Interests	—	(15)	—	(1,095)
Capital Distribution	—	—	(9)	—
Term Loan Repayment	(4,000)	(3,000)	(12,000)	(3,000)
Dividends	—	(672)	—	(1,344)
Distributions to Members	(4,906)	(17,391)	(7,471)	(23,764)
Net Cash Used in Financing Activities	(8,906)	(20,978)	(19,480)	(22,270)
NET CHANGE IN CASH	$(813)	$1,207	$(1,529)	$10,023

CASH AND CASH EQUIVALENTS—Beginning of Period	$26,705	$36,000	$27,421	$27,184
Net Change in Cash	(813)	1,207	(1,529)	10,023
CASH AND CASH EQUIVALENTS—End of Period	$25,892	$37,207	$25,892	$37,207

Supplementary Cash Flow Information:
Interest Paid	$392	$1,032	$859	$2,014
Income Taxes Paid	$753	$1,650	$1,372	$3,042

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings/ (Accumulated Deficit)	Non- Controlling Interests	Total
Balance at December 31, 2008	6,187,068	57,975,724	$61	$9,749	$—	$(5,289)	$11,819	$16,340
Unit Conversion	2,445,973	(2,445,973)	25	107	—	—	(108)	24
Amortization of Non-Cash Compensation	—	—	—	43	—	—	318	361
Net Income	—	—	—	—	—	1,303	10,695	11,998
Capital Distribution	—	—	(86)	(9)	—	—	(7,394)	(7,480)
Balance at June 30, 2009	8,633,041	55,529,751	$86	$9,813	$—	$(3,986)	$15,330	$21,243

Balance at December 31, 2007	6,111,118	57,937,910	$61	$(2,043)	$—	$61	$16,355	$14,434
Issuance of Class A Common Stock	12,376	—	—	11	—	—	118	129
Issuance of Class B Common Stock and Amortization of Non-Cash Compensation	—	13,000	—	28	—	—	266	294
Net Income	—	—	—	—	—	1,600	22,543	24,143
Capital Contributions	—	—	—	172	—	—	5,838	6,010
Accumulated Other Comprehensive Income	—	—	—	—	67	—	635	702
Equity Effect of Operating Company Net Deficit on Non-Controlling Interests	—	—	—	3,467	—	—	(3,467)	—
Capital Distribution	—	—	—	—	—	—	(23,764)	(23,764)
Class A Cash Dividends Declared ($0.11 per share)	—	—	—	—	—	(1,347)	—	(1,347)
Balance at June 30, 2008	6,123,494	57,950,910	$61	$1,635	$67	$314	$18,524	$20,601

See accompanying notes to consolidated financial statements

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements

Note 1—Organization

Pzena Investment Management, Inc. (the “Company”) functions as the holding company through which the business of its operating company, Pzena Investment Management, LLC, is conducted. The Company was incorporated in the State of Delaware on May 8, 2007.  Concurrently with the consummation of the Company’s initial public offering, on October 30, 2007, the Operating Agreement of Pzena Investment Management, LLC (the “Operating Agreement”) was amended and restated such that, among other things, the Company became the sole managing member of Pzena Investment Management, LLC.  The acquisition of the operating company’s membership interests by the Company was treated as a reorganization of entities under common control pursuant to the guidance set forth in Financial Accounting Standards Board (“FASB”), Technical Bulletin No. 85-5, Issues Relating to Accounting for Business Combinations (“FTB 85-5”).  As a result of these transactions, as of and subsequent to October 30, 2007, (i) the Company has consolidated the financial results of Pzena Investment Management, LLC with its own and reflected the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements, and (ii) the Company recognizes income generated from its economic interest in Pzena Investment Management, LLC’s net income.

Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of June 30, 2009, the Company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and international capital markets.

The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following private investment partnerships as of June 30, 2009:

Entity	Type of Entity (Date of Formation)	Ownership at June 30, 2009
Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	99.6%
Pzena International Value Service	Delaware Limited Liability Company (12/22/2003)	17.5%
Pzena Global Value Service	Delaware Limited Liability Company (12/22/2003)	0.6%
Pzena Emerging Markets Country Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%
Pzena Emerging Markets Focused Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%

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

During 2008, the decision was made to close the Pzena Large Cap Value Fund II, the Pzena Emerging Markets Value Service, the Pzena Mega Cap Value Fund, and Pzena Value Partners.  The results of operations and financial position of each of these entities were consolidated until the dates of their respective liquidations.

All of the consolidated investment partnerships are, or were, investment companies under the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies.  The Company has retained the specialized accounting for these partnerships pursuant to Emerging Issues Task Force Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation (“EITF 85-12”).  Thus, the Company reports the investment partnerships’ investments in equity securities and securities sold short at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

The Company records in its own equity its pro rata share of transactions that impact the operating company’s net equity, including equity and option issuances and adjustments to accumulated other comprehensive income.  The operating company’s pro rata share of such transactions are recorded as adjustments to additional paid-in capital or non-controlling interests, as applicable, on the consolidated statements of financial position.  As discussed further in Note 13, the Company did not initially record a non-controlling interest associated with the acquisition of its operating company, as the post offering net equity of the operating company was less than zero.  Pursuant to the guidance in Emerging Issues Task Force Issue No. 95-7, Implementation Issues Related to the Treatment of Minority Interest in Certain Real Estate Trusts (“EITF 95-7”), a non-controlling interest in the equity of the operating company was recorded after the initial deficit that existed at acquisition was extinguished in 2008.

The Company acts as the investment manager for four trusts and one offshore investment company, each of which are considered variable-interest entities.  All of these entities are vehicles through which the Company offers its Global Value and/or International Value strategies.  The Company is not considered the primary beneficiary of any of these entities.  Correspondingly, their results of operations and financial condition are not consolidated by the Company.  The total net assets of these variable-interest entities were approximately $412.7 million and $446.0 million at June 30, 2009 and December 31, 2008, respectively.  The Company is not exposed to losses as a result of its involvement with these entities because it has no direct investment in them.

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

Fair Values of Financial Instruments:

The carrying amounts of all financial instruments in the consolidated statements of financial condition, including investments in equity securities, approximate their fair value.

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which investment management services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms.  Advisory fee income also includes incentive fees that may be earned by the Company depending on the investment return of the assets under management.  Incentive fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by assets under management to determine the incentive fees earned.  Returns are calculated on an annualized basis over the contract’s measurement period, which may extend up to three years.  Incentive fees are generally payable annually.  Pursuant to the preferred accounting method under Emerging Issues Task Force Issue D-96, Accounting for Management Fees Based on a Formula (“EITF D-96”), such incentive fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  The Company recognized no such incentive fees for the three and six months ended June 30, 2009 and 2008.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

Earnings per Share:

Basic earnings per share is computed by dividing the Company’s net income or loss attributable to the Company’s common stockholders by the weighted-average number of shares outstanding during the reporting period.  Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding operating company membership units, as well as outstanding operating company options and phantom units, to the extent they would have a dilutive effect on net income per share for the reporting period.  Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate.

For the three and six months ended June 30, 2009 and 2008, the Company’s diluted net income was determined as follows:

	For the Three Months
	Ended June 30,
	2009	2008
	(in thousands)

Non-Controlling Interests of Pzena Investment Management, LLC	$6,119	$12,735
Less: Assumed Corporate Income Taxes	(2,610)	(5,391)
Assumed After-Tax Income of Pzena Investment Management, LLC	$3,509	$7,344

Assumed After-Tax Income of Pzena Investment Management, LLC	$3,509	$7,344
Net Income of Pzena Investment Management, Inc.	821	780
Diluted Net Income.	$4,330	$8,124

	For the Six Months
	Ended June 30,
	2009	2008
	(in thousands)

Non-Controlling Interests of Pzena Investment Management, LLC	$9,685	$26,212
Less: Assumed Corporate Income Taxes	(4,128)	(11,090)
Assumed After-Tax Income of Pzena Investment Management, LLC	$5,557	$15,122

Assumed After-Tax Income of Pzena Investment Management, LLC	$5,557	$15,122
Net Income of Pzena Investment Management, Inc.	1,303	1,600
Diluted Net Income.	$6,860	$16,722

For the three and six months ended June 30, 2009, 954,310 options to purchase operating company units and 67,371 phantom operating company units were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for the period.  For the three and six months ended June 30, 2008, 954,310 options to purchase operating company units and 89,826 phantom units were excluded from the calculation of diluted net income per share, as their inclusion would have had a similarly antidilutive effect.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

For the three and six months ended June 30, 2009 and 2008, the Company’s basic and diluted earnings per share were determined as follows (in thousands, except for share and per-share amounts):

	For the Three Months Ended June 30,
	2009	2008

Net Income for Basic Earnings per Share	$821	$780
Basic Weighted Average Shares Outstanding	8,633,041	6,123,494
Basic Earnings per Share	$0.10	$0.13

Net Income for Diluted Earnings per Share	$4,330	$8,124
Basic Weighted Average Shares Outstanding	8,633,041	6,123,494
Dilutive Effect of Operating Company Units	55,559,751	57,950,910
Dilutive Effect of Phantom Units	586,068	6,453
Diluted Weighted Average Shares Outstanding	64,778,860	64,080,857
Diluted Earnings per Share	$0.07	$0.13

	For the Six Months Ended June 30,
	2009	2008

Net Income for Basic Earnings per Share	$1,303	$1,600
Basic Weighted Average Shares Outstanding	7,795,194	6,121,590
Basic Earnings per Share	$0.17	$0.26
Net Income for Diluted Earnings per Share	$6,860	$16,722
Basic Weighted Average Shares Outstanding	7,795,194	6,121,590
Dilutive Effect of Operating Company Units	56,397,598	57,950,910
Dilutive Effect of Phantom Units	373,812	6,622
Diluted Weighted Average Shares Outstanding	64,566,604	64,079,122
Diluted Earnings per Share	$0.11	$0.26

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

Investments in Equity Securities, at Fair Value:

Investments in equity securities represent primarily the securities held by the Company’s consolidated investment partnerships.  All such securities are recorded at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

The Company adopted the provisions of Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), on January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a framework for

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The valuation hierarchy contains three levels: (i) valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets (Level 1); (ii) valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets and other observable inputs directly or indirectly related to the asset or liability being measured (Level 2); and (iii) valuation inputs are unobservable and significant to the fair value measurement (Level 3).

In April 2009, the FASB issued FASB Staff Position Statement of Financial Accounting Standard (“SFAS”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”), effective for fiscal years and interim periods ending after June 15, 2009.  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and define assets and liabilities measured at fair value by major category.

The Company’s fair value measurements relate to its interest rate swap, as well as its investments in equity securities, which are primarily exchange-traded securities with quoted prices in active markets.  The fair value measurement of the interest rate swap has been determined primarily based upon the market prices for interest rate swaps with similar provisions and the use of forward interest rate curves.  The interest rate swap has been classified as Level 2 and recorded in other liabilities on the consolidated statement of financial condition.  The fair value measurements of the securities have been classified as Level 1.

The following table presents these instruments’ fair value at June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3
Assets:
Equity Securities	$15,199	$—	$—
Liabilities:
Interest Rate Swap	—	(230)	—
Total Fair Value	$15,199	$(230)	$—

The following table presents these instruments’ fair value at December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3
Assets:
Equity Securities	$14,045	$—	$—
Liabilities:
Interest Rate Swap	—	(628)	—
Total Fair Value	$14,045	$(628)	$—

Securities Valuation:

Investments in equity securities which are traded on a national securities exchange are carried at fair value based on the last reported sales price on the valuation date.  If no reported sales occurred on the valuation date, investments in securities are valued at the bid price.  Securities transactions are recorded on the trade date.

The net realized gain or loss on sales of securities is determined on a specific identification basis and is included in realized and unrealized loss, net on equity securities and securities sold short in the consolidated statements of operations.

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

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

For the three months ended June 30, 2009 and 2008, approximately 11.2% and 14.1%, respectively, of the Company’s advisory fees were generated from an advisory agreement with one client.  For the six months ended June 30, 2009 and 2008, fees generated from this agreement comprised 11.9% and 14.9%, respectively, of the Company’s total advisory fees.  At June 30, 2009 and December 31, 2008, no allowance for doubtful accounts has been deemed necessary.

Financial Instruments:

On February 28, 2008, the operating company entered into an interest rate swap agreement to manage its exposure to changes in interest rates associated with the credit agreement (the “Credit Agreement”) discussed in Note 9.  The counterparty to this agreement is a major financial institution.  The Company designated the interest rate swap agreement as a cash flow hedge of the Credit Agreement effective February 28, 2008.  Pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), the Company recorded the cash flow hedge at fair value on the consolidated statement of financial condition.  Additionally, the Company’s pro rata share of the changes in the fair value of this agreement were recorded as a component of accumulated other comprehensive income.

During the quarter ended September 30, 2008, the Company changed the designation of its swap agreement from a cash flow hedge to a trading derivative, as a significant portion of the cash flows associated with the original forecasted transaction were probable to not occur due to amortization payments required be made pursuant to the terms of its amended Credit Agreement.  Accordingly, the Company reclassified the cumulative changes in fair value related to this swap from accumulated other comprehensive income to other income/(expense).  The Company has recorded all subsequent changes to the swap’s fair value as a component of other income/(expense).  This expense was less than $0.1 million for the three months ended June 30, 2009.  For the six months ended June 30, 2009, the Company recognized approximately $0.1 million in other expense related to such changes.  For each of the three and six months ended June 30, 2008, the Company recognized approximately $0.1 million in other accumulated comprehensive income associated with the change in fair value of the swap agreement.

At June 30, 2009 and December 31, 2008, the approximate fair value of the liability associated with the swap agreement was $0.2 million and $0.6 million, respectively, and has been included in other liabilities on the statements of financial condition.

The following table summarizes the impact of the Company’s derivative financial instruments on its results of operations for the three months ended June 30, 2009 and 2008 (in thousands):

Derivatives Not Accounted For As Hedging	Statement of	Amount of Loss Recognized In Income on Derivative
Instruments Under SFAS 133	Operations Account	2009	2008

Interest Rate Contracts	Other Expense	$43	$—
Total		$43	$—

The following table summarizes the impact of the Company’s derivative financial instruments on its results of operations for the six months ended June 30, 2009 and 2008 (in thousands):

Derivatives Not Accounted For As Hedging	Statement of	Amount of Loss Recognized In Income on Derivative
Instruments Under SFAS 133	Operations Account	2009	2008

Interest Rate Contracts	Other Expense	$68	$—
Total		$68	$—

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

The following table summarizes the impact of the Company’s derivative financial instruments on its financial position as of June 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivatives Not Accounted For As Hedging Instruments Under SFAS 133	Statement of Financial Condition Account	Fair Value	Statement of Financial Condition Account	Fair Value

Interest Rate Contracts	—	$—	Other Liabilities	$230
Total		$—		$230

The following table summarizes the impact of the Company’s derivative financial instruments on its financial position as of December 31, 2008 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivatives Not Accounted For As Hedging Instruments Under SFAS 133	Statement of Financial Condition Account	Fair Value	Statement of Financial Condition Account	Fair Value

Interest Rate Contracts	—	$—	Other Liabilities	$628
Total		$—		$628

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

Income Taxes:

The Company is a “C” corporation under the Internal Revenue Code, and thus liable for federal, state and local taxes on the income derived from its economic interest in its operating company.  The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  It has not made a provision for federal or state income taxes because it is the individual responsibility of each of the operating company’s members (including the Company) to separately report their proportionate share of the operating company’s taxable income or loss.  Similarly, the income of the Company’s consolidated investment partnerships is not subject to income taxes, as it is allocated to each partnership’s individual partners.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”).

The Company and its consolidated subsidiaries account for all state, local and federal taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At June 30, 2009 and December 31, 2008, the Company had a $63.4 million and a $62.7 million valuation allowance, respectively, against the deferred tax asset recorded as part of the Company’s acquisitions of operating company membership units.  The income tax provision, or credit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.  The Company records its deferred tax liabilities as a component of other liabilities on the consolidated statements of financial condition.

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

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

The Company does not isolate that portion of the results of its operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held.  Such fluctuations are included in the net realized and unrealized loss, net on equity securities and securities sold short in the consolidated statements of operations.

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

New Accounting Pronouncements:

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a  SFAS 167 variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  Under SFAS 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities.  SFAS 167 is effective for interim and annual periods beginning after November 15, 2009.  Earlier application is prohibited.  The Company is currently evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”).  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in SFAS 168.  All other accounting literature not included in the Codification is nonauthoritative.  The Codification is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 3—Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	June 30, 2009	December 31, 2008
	(in thousands)

Computer Hardware	$927	$921
Computer Software	191	191
Furniture and Fixtures	1,161	1,161
Office Equipment	243	243
Leasehold Improvements	2,145	2,145
Total	4,667	4,661
Less: Accumulated Depreciation and Amortization	(2,154)	(1,913)
Total	$2,513	$2,748

Depreciation is included in general and administrative expenses and totaled $0.1 million for each of the three months ended June 30, 2009 and 2008.  Such expenses totaled $0.2 million for each of the six months ended June 30, 2009 and 2008.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 4—Related Party Transactions

For the three and six months ended June 30, 2009, the Company earned $1.2 million and $2.1 million, respectively, in investment advisory fees from unconsolidated entities for which it acts as the investment manager.  For the three and six months ended June 30, 2008, such advisory fees totaled $1.9 million and $3.7 million, respectively.

At June 30, 2009 and December 31, 2008, the Company had advanced $0.1 million to an international investment company for organization and start-up costs, which are included in receivable from related parties on the consolidated statements of financial condition. The Company is the sponsor and investment manager of this entity.

At June 30, 2009, loans to employees included in receivables from related parties was less than $0.1 million.  At December 31, 2008, this amount was $0.1 million. These loans are in the form of forgivable promissory notes which are amortized through compensation expense pursuant to their terms.

Certain qualified employees of the Company have the ability to open separately-managed accounts, or invest in certain of the Company’s consolidated investment partnerships, without being assessed advisory fees.  Investments by employees in separately-managed accounts are permitted only at the discretion of the Executive Committee of the Company, but are generally not subject to the same minimum investment levels that are required of outside investors.

During the quarter ended June 30, 2008, an unaffiliated shareholder who held more than 10% of the Company’s outstanding shares sold shares in transactions deemed to be short-swing sales.  Under Section 16(b) of the Securities Exchange Act of 1934, the shareholder was required to disgorge to the Company the $0.2 million in profits realized from these stock sales.  The Company recognized these proceeds as a capital contribution and reflected a corresponding increase to additional paid-in capital in its consolidated statements of changes in equity.  Proceeds from these transactions did not affect the Company’s consolidated statements of operations.

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

The Company may be subject to various legal and administrative proceedings in the normal course of business.  On November 21, 2007 and January 16, 2008, substantively identical putative class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and Richard S. Pzena, the Company’s chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended.  The Court consolidated the lawsuits and appointed co-lead plaintiffs, who filed a consolidated amended complaint.  The consolidated amended complaint named as defendants the Company, Richard S. Pzena, and two of the underwriters of the Company’s initial public offering, Goldman Sachs & Co, Inc. and UBS Securities LLC.  Plaintiffs sought to represent a class of all persons who purchased or otherwise acquired Class A common stock issued pursuant or traceable to the Company’s initial public offering.  The consolidated amended complaint alleged that the registration statement and prospectus relating to the initial public offering of the Company’s Class A common stock contained material misstatements and omissions and wrongfully failed to disclose net redemptions in the John Hancock Classic Value Fund, for which the Company acts as sub-investment advisor.  The consolidated amended complaint sought damages in an unspecified amount including rescission or rescissory damages.  The Court granted the Company’s motion to dismiss the consolidated amended complaint and, on September 4, 2008, the Court entered a judgment in favor of the Company.  Plaintiffs have appealed the Court’s judgment to the United States Court of Appeals for the Second Circuit, and that appeal is pending.  The Company believes that the allegations and claims are without merit and will continue to contest these claims vigorously.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 5—Commitments and Contingencies (continued)

The Company leases office space under two non-cancelable operating lease agreements which expire on October 31, 2015.  The Company reflects lease expense on a straight-line basis over the lease term.  Lease expenses totaled $0.5 million for each of the three months ended June 30, 2009 and 2008.  Such expenses totaled $1.1 million for each of the six months ended June 30, 2009 and 2008.

Note 6—Retirement Plan

Prior to 2009, the Company maintained a defined contribution pension plan which covered substantially all members and employees.  The Company made contributions to the plan at the discretion of management.  Under the terms of the plan, all such contributions vested immediately.  Company contributions for the three and six months ended June 30, 2008 were $0.4 million and $0.9 million, respectively.  These expenses are included in compensation and benefits expense in the consolidated statements of operations.

Note 7—Compensation and Benefits

For the three months ended June 30, 2009 and 2008, compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended June 30,
	2009	2008
	(in thousands)

Cash Compensation and Other Benefits	$5,673	$8,373
Other Non-Cash Compensation	310	289
Total Compensation and Benefits Expense	$5,983	$8,662

For the six months ended June 30, 2009 and 2008, compensation and benefits expense to employees and members is comprised of the following:

	For the Six Months Ended June 30,
	2009	2008
	(in thousands)

Cash Compensation and Other Benefits	$11,462	$16,980
Other Non-Cash Compensation	561	633
Total Compensation and Benefits Expense	$12,023	$17,613

For the three and six months ended June 30, 2009, no options to purchase capital units pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan (“the Plan”) were granted by the Company.  For the six months ended June 30, 2008, the operating company granted 446,000 such options.  No such grants occurred for the three months ended June 30, 2008.  The options granted in 2008 had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance.  The Company determined that the total grant-date fair value of the options awarded in 2008 was approximately $1.2 million, using the Black-Scholes option pricing model.  The Company recognized approximately $0.1 million in compensation and benefits expense associated with the amortization of these awards for each of the three and six months ended June 30, 2009 and 2008.

For the three months ended June 30, 2009 and 2008, the Company did not grant any options.  For the six months ended June 30, 2009 and 2008, the Company granted 30,000 and 13,000, respectively, restricted Class B units to certain members pursuant to the Plan.  These unit grants each vest ratably over a four-year period commencing January 1, 2009 and 2008, respectively.  The amortization of these awards was less than $0.1 million for the three and six months ended June 30, 2009 and 2008.

Pursuant to the operating company’s Bonus Plan, which became effective January 1, 2007, eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  Amounts deferred may be credited to an investment account or take the form of phantom Class B units, or invested in money market funds at the employee’s discretion, and vest ratably over four years.  On January 1, 2008, the operating company issued 86,458 phantom Class B units as part of its Bonus Plan.  In December 2008, participants in the Company’s deferred compensation program converted a portion of their holdings in investment accounts into an aggregate of 89,826 phantom Class B units.  No such phantom units were granted for the three and six

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 7—Compensation and Benefits (continued)

months ended June 30, 2009.  All outstanding phantom units vest ratably over a four-year period that commenced January 1, 2008.  At June 30, 2009 and December 31, 2008, the liability associated with deferred compensation investment accounts was approximately $0.2 million and $0.3 million, respectively, and has been included as a component of other liabilities on the consolidated statements of financial condition.  For the three and six months ended June 30, 2009, the Company recognized approximately $0.2 million and $0.4 million, respectively, in compensation and benefits expense associated with the amortization of all deferred compensation awards.

Note 8—Short Term Borrowings

Simultaneously with the Credit Agreement described below, on July 23, 2007, the operating company obtained a $20.0 million revolving credit facility, expiring on July 23, 2010, in order to finance its short term working capital needs.  This facility carries a commitment fee of 0.2% on any unused amounts, and the Company’s approximately $1.8 million letter of credit reduces the amounts otherwise available to be used.  On February 11, 2008, the operating company entered into Amendment No. 1 to its Credit Agreement.  The amendment changed a number of Credit Agreement provisions, including reducing the capacity of the revolving credit facility from $20.0 million to $5.0 million.  On September 19, 2008, the operating company entered into Amendment No. 2 to its Credit Agreement.  The amendment reduced the capacity of the revolving credit facility from $5.0 million to $3.0 million and extended its maturity to July 23, 2011.  On October 28, 2008, the operating company entered into Amendment No. 3 to its Credit Agreement, which reduced the capacity of the revolving credit facility to the value of its letter of credit, approximately $1.8 million.  As of and for the periods ended June 30, 2009 and December 31, 2008, no balance was outstanding against the facility.

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

(v)                                 certain additional restrictions were placed on the operating company’s ability to make Restricted Payments (as defined in the Credit Agreement), including dividends; and

(vi)                          amendments were made to certain covenants in order to permit the incurrence of subordinated debt by the operating company.

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

Pursuant to the Credit Agreement and the Senior Subordinated Notes, the operating company would be in default if it ever failed to pay required interest and amortization payments in a timely fashion.  Further, the Credit Agreement stipulates that the operating company would be in default thereunder if it defaults on its Senior Subordinated Notes.  Such events of default would permit the lender under the applicable debt agreement to accelerate the debt thereunder.  No such occurrence of acceleration occurred during the three and six months ended June 30, 2009 and 2008.

During the three months ended March 31, 2009, the Company repaid $8.0 million of the principal amount outstanding under the Credit Agreement.  The Company repaid $4.0 million of the principal amount outstanding under the Credit Agreement during the three months ended June 30, 2009.

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

During the three months ended September 30, 2008, the Company changed the designation of its swap agreement from a cash flow hedge to a trading derivative, as a significant portion of the cash flows associated with the original forecasted transaction were probable to not occur due to the amortization payments required to be made pursuant to the terms of its amended Credit Agreement.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 10—Interest Rate Swap (continued)

Accordingly, the Company reclassified the cumulative changes in fair value related to this swap from accumulated other comprehensive income to other income/(expense).  This expense was less than $0.1 million for the three months ended June 30, 2009.  The Company records all changes to the swap’s fair value as a component of other income/(expense).  For the six months ended June 30, 2009, the Company recognized approximately $0.1 million in other expense related to such changes.  For each of the three and six months ended June 30, 2008, the Company recognized approximately $0.1 million in other accumulated comprehensive income associated with the change in fair value of the swap agreement.

Concurrently with the reductions in principal outstanding under the Credit Agreement in 2008, the Company reduced the notional amount of its interest rate swap to $22.0 million.  The amounts paid to the counterparty in exchange for these reductions were approximately $0.1 million.  During 2009, the Company reduced the notional amount of its interest rate swap to $10.0 million.  The amounts paid to the counterparty in exchange for these reductions were approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2009, respectively.

Note 11—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  Neither it nor the Company’s other consolidated subsidiaries has made a provision for federal or state income taxes because it is the individual responsibility of each of these entities’ members (including the Company) to separately report their proportionate share of the respective entity’s taxable income or loss.  The operating company has made a provision for New York City UBT.  Subsequent to the offering and reorganization on October 30, 2007, the Company, as a “C” corporation under the Internal Revenue Code, is liable for federal, state and local taxes on the income derived from its economic interest in its operating company, which is net of UBT.  Correspondingly, in its consolidated financial statements, the Company reports both the operating company’s provision for UBT, as well as its provision for federal, state and local corporate taxes.

For the three months ended June 30, 2009 and 2008, the Company’s taxable income was determined as follows:

	For the Three Months
	Ended June 30,
	2009	2008
	(in thousands)

Income Before Taxes	$9,212	$13,202
Unincorporated Business Taxes	(406)	(885)
Non-Controlling Interests	(8,455)	(10,966)
Income Before Corporate Income Taxes	$351	$1,351

For the six months ended June 30, 2009 and 2008, the Company’s taxable income was determined as follows:

	For the Six Months
	Ended June 30,
	2009	2008
	(in thousands)

Income Before Taxes	$11,660	$27,141
Unincorporated Business Taxes	(744)	(1,825)
Non-Controlling Interests	(10,695)	(22,543)
Income Before Corporate Income Taxes	$221	$2,773

In September 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.  It is the Company’s policy to recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision.  For the three months and six months ended June 30, 2009 and 2008, no such expenses were recognized.  As of June 30, 2009 and December 31, 2008, no accruals were recorded.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 11—Income Taxes (continued)

The Company and the operating company are generally no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for any year prior to 2005.  All tax years subsequent to and including 2005 are considered open and subject to examination by tax authorities.

The components of the income tax provision/(benefit) are as follows (in thousands):

	For the Three Months Ended June 30,
	2009	2008
Current Provision:
Unincorporated Business Taxes	$462	$939
Local Corporate Tax	—	—
State Corporate Tax	—	—
Federal Corporate Tax	—	—
Total Current Provision	$462	$939
Deferred Provision:
Unincorporated Business Taxes	$(56)	$(54)
Local Corporate Tax	43	62
State Corporate Tax	82	107
Federal Corporate Tax	281	402
Total Deferred Provision	$350	$517
Deferred Income Tax Valuation Allowance	(876)	—
Total Provision/(Benefit) for Income Taxes	$(64)	$1,456

	For the Six Months Ended June 30,
	2009	2008
Current Provision:
Unincorporated Business Taxes	$855	$1,934
Local Corporate Tax	—	—
State Corporate Tax	—	—
Federal Corporate Tax	—	—
Total Current Provision	$855	$1,934
Deferred Provision:
Unincorporated Business Taxes	$(111)	$(109)
Local Corporate Tax	63	126
State Corporate Tax	123	222
Federal Corporate Tax	422	825
Total Deferred Provision	$497	$1,064
Deferred Income Tax Valuation Allowance	(1,690)	—
Total Provision/(Benefit) for Income Taxes	$(338)	$2,998

Prior to October 30, 2007, the operating company was a cash basis taxpayer.  As the result of the Company’s acquisition of membership units in conjunction with the offering, the operating company was required to become an accrual basis taxpayer.  Pursuant to Section 481 of the Internal Revenue Code, the cumulative difference between the two methods of taxpaying are amortizable over four years.  These differences generated approximately $0.4 million in deferred tax liabilities as of June 30, 2009 and December 31, 2008.  Such amounts are recorded in other liabilities in the consolidated statements of financial condition.

The acquisition of the operating company membership units noted above has allowed the Company to make an election under Section 754 of the Internal Revenue Code (“Section 754”) to step up its tax basis in the net assets acquired.  This step up is deductible for tax purposes over a 15-year period.  Based on the net proceeds of the offering and tax basis of the operating company as of October 30, 2007, this election gave rise to a deferred tax asset of approximately $68.1 million and $66.1 million at June 30, 2009 and December 31, 2008, respectively.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 11—Income Taxes (continued)

Pursuant to a Tax Receivable Agreement signed between the members of the operating company and the Company, 85% of the cash savings generated by this election will be distributed to the selling and converting shareholders upon the realization of this benefit.

In September 2008, the Company evaluated the asset associated with this election, after the decline in its AUM resulted in, for the first time, projections below the point at which the Company would generate sufficient full-year taxable income to fully utilize this deferred tax asset.  Other negative evidence it reviewed included: (i) the general uncertain economic environment, which has been reflected in declining stock markets and had a corresponding impact on AUM and revenue levels; (ii) the accelerating negative trends affecting the asset management industry in particular; and (iii) the difficulty of projecting AUM in the current volatile environment.  These factors were moderated by: (i) the Company’s ability to control its compensation costs, which is its single largest expense; (ii) management’s experience in the asset management industry, and minimal turnover of key personnel; and (iii) the ability of the Company to utilize tax losses generated by this asset over a longer time horizon.  In conducting its analysis, the Company believed that the inherent difficulty in projecting future income was exacerbated by the economic environment.  It correspondingly limited its projections to three years.  Over this time period, the Company projected taxable income assuming no AUM growth and modest reductions in its cost structure.

The Company determined that, after weighing both the positive and negative evidence discussed above, a portion of the benefits associated with this deferred tax asset were more likely than not to go unrealized due to estimates of future taxable income.  As a result, on September 30, 2008, the Company established a $62.7 million valuation allowance to reduce the net deferred tax asset to an amount more likely than not to be realized.  This deferred tax asset remains available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders to reflect this change in the estimated realization of the asset.  On September 30, 2008, the Company recorded an approximate $53.3 million increase to other income associated with this reduction in the liability to selling and converting shareholders.

In October 2008, the selling unitholders agreed to waive any payments that the Company is or will be required to make to them for the 2008 and 2009 tax years pursuant to the Tax Receivable Agreement.  During the quarter ended December 31, 2008, the Company recognized approximately $2.9 million in other income associated with this waiver.

As discussed further in Note 15 below, on March 3, 2009, certain of the operating company’s members exchanged an aggregate of 2,445,973 of their Class B units for an equivalent number of shares of Company Class A common stock.   The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair value of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $2.5 million deferred tax asset and a corresponding $2.2 million liability to selling and converting shareholders under the Tax Receivable Agreement.  Using the methodology described above, the Company assessed the realizability of the deferred tax asset associated with this exchange and determined that a portion of its benefits would go unutilized.  Consequently, the Company established a $2.4 million valuation allowance to reduce the deferred tax asset to an amount more likely than not to be realized.  This deferred tax asset remains available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders to reflect this change in the estimated realization of the asset.  Pursuant to the guidance of Emerging Issues Task Force Issue No. 94-10, Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No.109 (“EITF 94-10”), the Company recorded the effects of these transactions in equity.

During the three and six months ended June 30, 2009, the Company reduced its valuation allowance by approximately $0.9 million and $1.7 million, respectively, due to revised estimates of future taxable income.  To reflect this change in the estimated realization of the asset, the Company correspondingly increased its liability to selling and converting shareholders by $0.6 million for the three months ended June 30, 2009, and by $1.2 million for the six months ended June 30, 2009.  The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the provision for income taxes and other expense, respectively, on the consolidated statements of operations.  As of June 30, 2009 and December 31, 2008, the net values of this deferred tax asset were approximately $4.7 million and $3.4 million, respectively.

As of June 30, 2009 and December 31, 2008, the liability to selling and converting shareholders was approximately $3.1 million and $1.8 million, respectively.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 11—Income Taxes (continued)

The change in the Company’s net deferred tax assets for the three months ended June 30, 2009 is summarized as follows (in thousands):

	Section 754	Other	Valuation Allowance	Total

Balance at March 31, 2009	$67,186	$1,297	$(64,275)	$4,208
Deferred Tax Expense	(726)	320	—	(406)
Change in Valuation Allowance	—	—	876	876
Balance at June 30, 2009	$66,460	$1,617	$(63,399)	$4,678

The change in the Company’s net deferred tax assets for the six months ended June 30, 2009 is summarized as follows (in thousands):

	Section 754	Other	Valuation Allowance	Total

Balance at December 31, 2008	$65,368	$785	$(62,709)	$3,444
Deferred Tax Expense	(1,440)	832	—	(608)
Unit Conversion	2,532	—	(2,380)	152
Change in Valuation Allowance	—	—	1,690	1,690
Balance at June 30, 2009	$66,460	$1,617	$(63,399)	$4,678

Note 12—Investments in Equity Securities, at Fair value

Investments in equity securities consisted of the following at June 30, 2009:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)

Equities	$20,098	$(4,899)	$15,199

Investments in equity securities consisted of the following at December 31, 2008:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)

Equities	$24,097	$(10,052)	$14,045

Note 13—Non-Controlling Interests

The Company did not initially record a non-controlling interest associated with the acquisition of its operating company, as the post-offering net equity of the operating company was less than zero.  Pursuant to the guidance in Emerging Issues Task Force Issue No. 95-7, Implementation Issues Related to the Treatment of Minority Interest in Certain Real Estate Trusts (“EITF 95-7”), a non-controlling interest in the equity of the operating company was recorded after the initial deficit that existed at acquisition was extinguished in 2008.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 13—Non-Controlling Interests (continued)

Non-controlling interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Three Months Ended June 30,
	2009	2008
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$6,119	$12,735
Non-Controlling Interest in Consolidated Subsidiaries	2,336	(1,769)
Non-Controlling Interests	$8,455	$10,966

	For the Six Months Ended June 30,
	2009	2008
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$9,685	$26,212
Non-Controlling Interest in Consolidated Subsidiaries	1,010	(3,669)
Non-Controlling Interests	$10,695	$22,543

Non-controlling interests in the equity of the Company’s operating company and consolidated subsidiaries are summarized as follows at June 30, 2009 and December 31, 2008:

	As of
	June 30, 2009	December 31, 2008
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$5,900	$3,397
Non-Controlling Interest in Consolidated Subsidiaries	9,430	8,422
Non-Controlling Interests	$15,330	$11,819

Note 14—Members’ Equity Interests of Operating Company

For the three and six months ended June 30, 2009, no options to purchase capital units pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan (“the Plan”) were granted by the Company.  For the six months ended June 30, 2008, the operating company granted 446,000 such options.  No such options were granted for the three months ended June 30, 2008.  The options granted for the six months ended June 30, 2008 had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance.  The Company determined that the total grant-date fair value of the options awarded during the six months ended June 30, 2008 was approximately $1.2 million, using the Black-Scholes option pricing model.

On January 1, 2009 and 2008, the operating company granted 30,000 and 13,000, respectively, restricted Class B units to certain members pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan.  On January 1, 2008, the operating company also issued 86,458 phantom Class B units as part of its Bonus Plan.  In December 2008, participants in the Company’s deferred compensation program converted a portion of their holdings in investment accounts into an aggregate of 89,826 phantom Class B units.  No such phantom units were granted for the three and six months ended June 30, 2009.  All outstanding phantom units vest ratably over a four-year period that commenced January 1, 2008.

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

On October 30, 2007, the Company consummated an initial public offering of 6,100,000 shares of its Class A common stock, par value $0.01 per share, for net proceeds of approximately $98.9 million, after payment of underwriting discounts and offering expenses.  These net proceeds were used to purchase 6,100,000 membership units of the operating company, representing 9.5% of its then outstanding membership units, from its two outside investors and one former employee.  Concurrently with the consummation of the Company’s initial public offering, the Operating Agreement of the operating company was amended and restated such that, among other things, (i) the Company became the sole managing member of the operating company, (ii) the 6,100,000 membership units of the operating company that the Company acquired were reclassified as Class A units of the operating company, (iii) an additional 11,118 Class A units were issued to the Company in respect of its issuance of 11,112 shares of Class A common stock to certain directors of the Company on October 30, 2007, and contribution of the $100 initial investment the Company received in exchange for issuance of six shares of Class A common stock on May 10, 2007, and (iv) the holders of the remaining 90.5% of the outstanding membership units of the operating company were reclassified as Class B units of the operating company.  Class A and Class B units of the operating company have the same economic rights per unit.  Accordingly, immediately following the consummation of the offering and reorganization, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.5% and 90.5%, respectively, of the economic interests in the operations of the business.  As of June 30, 2009, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interests in the operations of the business.

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

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 15—Shareholders’ Equity (continued)

This acquisition of membership units in the operating company has allowed the Company to make an election to step up its tax basis in the net assets acquired.  This step up is deductible for tax purposes over a 15-year period.  Pursuant to a tax receivable agreement between the Company and the operating company, 85% of the benefits of this election, less amounts waived, will be returned to the selling and converting unitholders of the operating company as they are realized.

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

The Company elected to step up its tax basis in the incremental assets acquired.  Based on the exchange-date fair value of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $2.5 million deferred tax asset and a corresponding $2.2 million liability to selling and converting shareholders under the Tax Receivable Agreement.  The Company assessed the realizability of the deferred tax asset associated with this exchange and determined that a portion of its benefits would go unutilized.  Consequently, the Company established a $2.4 million valuation allowance to reduce the deferred tax asset to an amount more likely than not to be realized.  This deferred tax asset remains available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders to reflect this change in the estimated realization of the asset.  Pursuant to the guidance of Emerging Issues Task Force Issue No. 94-10, Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No.109 (“EITF 94-10”), the Company recorded the effects of these transactions in equity.

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

Note 16—Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This new pronouncement establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under SFAS 165. SFAS 165 is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

Pursuant to SFAS 165, the Company evaluated subsequent events through the issuance date of its financial statements on August 10, 2009.  The following subsequent event was not recognized in the financial statements as of June 30, 2009:

On July 23, 2009, the Company repaid $5.0 million of the principal amount outstanding under the Credit Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an investment management firm that utilizes a classic value investment approach in each of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and international capital markets.  At June 30, 2009, our assets under management, or AUM, was $10.6 billion.  We manage separate accounts on behalf of institutions and high net worth individuals and act as sub-investment adviser for a variety of SEC-registered mutual funds and offshore funds.

We function as the holding company through which the business of our operating company, Pzena Investment Management, LLC, is conducted.  Following our initial public offering and reorganization on October 30, 2007, we became the sole managing member of Pzena Investment Management, LLC.  As such, we now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and other investors’ collective membership interest in our operating company, we reflect their ownership as a non-controlling interest in our consolidated financial statements.  As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company’s net income.  As of June 30, 2009, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interests in the operations of the business.

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

Compensation and Benefits Expense

Our largest expense is compensation and benefits, which includes the salaries, bonuses, equity-based compensation and related benefits and payroll costs attributable to our members and employees.  Compensation and benefits packages are benchmarked against relevant industry and geographic peer groups in order to attract and retain qualified personnel.  Cash compensation has declined due to lower revenue-based variable compensation costs and a decline in headcount.  The table included in the section below describes the components of our compensation expense for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,
	2009	2008
	(in thousands)

Cash Compensation and Other Benefits	$5,673	$8,373
Other Non-Cash Compensation	310	289
Total Compensation and Benefits Expense	$5,983	$8,662

	For the Six Months Ended June 30,
	2009	2008
	(in thousands)

Cash Compensation and Other Benefits	$11,462	$16,980
Other Non-Cash Compensation	561	633
Total Compensation and Benefits Expense	$12,023	$17,613

On January 1, 2007, we adopted the PIM LLC 2006 Equity Incentive Plan, pursuant to which we have issued restricted units, and options to acquire units, in our operating company, both of which vest ratably over a four-year period.  We used a fair-value method in recording the compensation expense associated with the granting of these restricted units, and options to acquire units, to new and existing members under the PIM LLC 2006 Equity Incentive Plan.  Under this method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the award’s vesting period.  The fair value of the units is determined by reference to the market price of our Class A common stock on the date of grant, since these units are exchangeable for shares of our Class A common stock on a one-for-one basis.  The fair value of the options to acquire units is determined by using an appropriate option pricing model on the grant date.

On January 1, 2007, we instituted a deferred compensation plan, in which employees who earn in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount.  These deferred amounts may be invested, at the employee’s discretion, in certain of our investment strategies, restricted phantom units of our operating company, or money market funds.  Amounts deferred in any period reduce that period’s cash compensation expense and vest ratably over a four-year period beginning on January 1 of the next calendar year.  Therefore, the amortization of a ratable portion of 2007 deferred amounts has been reflected in our expenses for the three and six months ended June 30, 2009 and 2008.  Should additional amounts be deferred in future periods, we would expect the non-cash portion of our compensation expense to increase as the existing and subsequently deferred amounts are amortized through income.

As of June 30, 2009, we had approximately $1.7 million in unrecorded compensation expense related to phantom operating company units issued pursuant to our deferred compensation plan and operating company unit and option grants issued under our PIM LLC 2006 Equity Incentive Plan.  We expect that the amortization of these amounts will be approximately $0.7 million for each of the next three years, with a negligible amount amortized thereafter.

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

Other Income/(Expense)

Other income/(expense) is derived primarily from investment income or loss arising from our investments in various private investment vehicles that we employ to incubate new strategies, interest expense on our amended Credit Agreement and Senior Subordinated Notes, mark-to-market movements on our swap agreement, and interest income generated on our excess cash balances.  Other income/(expense) is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was implemented subsequent to our reorganization and offering on October 30, 2007.  As discussed further below, under “Tax Receivable Agreement”,  this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from the Company’s acquisition of operating company units from its selling and converting shareholders.  Amounts waived by our selling and converting shareholders reduce this liability.  We expect the interest and investment components of other income, in the aggregate, to fluctuate based on market conditions and the performance of our investment strategies.

Non-Controlling Interests

Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence.  After our reorganization, we became the sole managing member of our operating company and now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company’s net income.  As of June 30, 2009, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interests in the operations of the business.

Income Tax Provision/(Benefit)

While our operating company has historically not been subject to U.S. federal and certain state income taxes, it has been subject to New York City Unincorporated Business Tax.  As a result of our reorganization, we are now subject to taxes applicable to C-corporations.  As such, our effective tax rate has increased as a result of our reorganization.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  As of June 30, 2009 and December 31, 2008, the Company recorded a $63.4 million and a $62.7 million valuation allowance, respectively, against the deferred tax asset associated with our acquisition of operating company units in conjunction with the offering.

Operating Results

General

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

Beginning in the second half of 2007 and continuing through the quarter ended March 31, 2009, performance of our investment strategies was negatively impacted by significant volatility in the equity markets.  Performance prior to 2009 was influenced by our overweight investment exposure to the financial services sector in particular.  As a result, our assets under management declined by $7.9 billion, or 42.7%, from $18.5 billion at June 30, 2008 to $10.6 billion at June 30, 2009, due to negative performance of $4.5 billion and net outflows of $3.4 billion.

During the three months ended June 30, 2009, we experienced gross outflows of $1.0 billion, which were partially offset by gross inflows of $0.6 billion.  Our sub-advised accounts experienced gross outflows of $0.7 billion, which were partially offset by $0.3 billion in gross inflows.  Our separately-managed accounts experienced $0.3 billion in gross outflows, offset entirely by $0.3 billion in gross inflows.  The $0.4 billion in overall net outflows was mainly attributable to the weaker performance of our sub-advised funds compared to that of their peers.

During the six months ended June 30, 2009, we experienced gross outflows of $2.2 billion, which were partially offset by gross inflows of $1.4 billion.  Our sub-advised accounts experienced gross outflows of $1.4 billion, which were partially offset by $0.6 billion in gross inflows.  Our separately-managed accounts experienced $0.8 billion in gross outflows, offset entirely by $0.8 billion in gross inflows.  The $0.8 billion in overall net outflows was mainly attributable to the weaker performance of our sub-advised funds compared to that of their peers.

Our average AUM fluctuates based on changes in the market value of accounts advised and sub-advised by us, and on fund flows.  Accordingly, given our lower AUM levels, our revenues during 2009 are expected to decline from the comparable 2008 periods.  A decrease in revenue results in lower operating income and net income.

We expect that we will experience continued pressure on our operating margins in the future if AUM were to continue to decline.  We expect our operating expenses to decline modestly in 2009 from the comparable 2008 periods, as we identify and implement potential cost savings opportunities.

Assets Under Management and Flows

The change in AUM in our separately-managed accounts and our sub-advised accounts for the three and six months ended June 30, 2009 and 2008 is described below:

	For the Three Months Ended June 30,
Assets Under Management	2009	2008
	(in billions)
Separately-Managed Accounts
Beginning of Period Assets	$5.3	$12.5
Inflows	0.3	0.8
Outflows	(0.3)	(0.2)
Net Flows	—	0.6
Performance	1.5	(1.7)
End of Period Assets	$6.8	$11.4
Sub-Advised Accounts
Beginning of Period Assets	$3.3	$7.9
Inflows	0.3	1.4
Outflows	(0.7)	(1.3)
Net Flows	(0.4)	0.1
Performance	0.9	(0.9)
End of Period Assets	$3.8	$7.1
Total
Beginning of Period Assets	$8.6	$20.4
Inflows	0.6	2.2
Outflows	(1.0)	(1.5)
Net Flows	(0.4)	0.7
Performance	2.4	(2.6)
End of Period Assets	$10.6	$18.5

	For the Six Months Ended June 30,
Assets Under Management	2009	2008
	(in billions)
Separately-Managed Accounts
Beginning of Period Assets	$6.4	$14.0
Inflows	0.8	1.8
Outflows	(0.8)	(1.4)
Net Flows	—	0.4
Performance	0.4	(3.0)
End of Period Assets	$6.8	$11.4
Sub-Advised Accounts
Beginning of Period Assets	$4.3	$9.6
Inflows	0.6	1.9
Outflows	(1.4)	(2.6)
Net Flows	(0.8)	(0.7)
Performance	0.3	(1.8)
End of Period Assets	$3.8	$7.1
Total
Beginning of Period Assets	$10.7	$23.6
Inflows	1.4	3.7
Outflows	(2.2)	(4.0)
Net Flows	(0.8)	(0.3)
Performance	0.7	(4.8)
End of Period Assets	$10.6	$18.5

At June 30, 2009, our $10.6 billion of AUM were invested in eleven value-oriented investment strategies which represent distinct capitalization segments of the U.S. and international markets.  The following table describes the allocation of our AUM as of June 30, 2009 among our six largest investment strategies and the aggregate of our other investment strategies:

Investment Strategy	AUM at June 30, 2009
(in billions)

Large Cap Value	$5.5
Value Service	1.7
Global Value	1.8
Small Cap Value	0.6
International Value	0.2
Mid Cap Value	0.2
Other Strategies(1)	0.6
Total	$10.6

(1)                             Our five other investment strategies are: Financial Opportunities Service, Diversified Value, European Value, All Cap Value, and International Diversified Value.

Three Months Ended June 30, 2009 versus June 30, 2008

At June 30, 2009, the Company managed $10.6 billion in total assets, a decrease of $7.9 billion, or 42.7%, from $18.5 billion at June 30, 2008.  The year-over-year decrease in AUM was due primarily to $4.5 billion in market depreciation, and, to a lesser extent, net outflows of $3.4 billion.  Generally negative economic conditions and our 2008 overweight investment exposure to the financial services sector in particular contributed to the performance-related decline in our AUM.  Our sub-advised accounts experienced net outflows of $0.4 billion for the three months ended June 30, 2009.  These net outflows were driven in part by our investment strategies’ underperformance relative to their respective benchmarks and client asset re-balancing in response to the volatile economic environment.

The Company managed $6.8 billion in separately-managed accounts and $3.8 billion in sub-advised accounts, for a total of $10.6 billion in assets at June 30, 2009.  Assets in separately-managed accounts increased by $1.5 billion, or 28.3%, during the three months ended June 30, 2009, due to $1.5 billion in market appreciation.  Assets in sub-advised funds increased by $0.5 billion, or 15.2%, during the three months ended June 30, 2009, as a result of $0.9 billion in market appreciation and $0.3 billion in gross inflows, offset by $0.7 billion in gross outflows.

Six Months Ended June 30, 2009 versus June 30, 2008

At June 30, 2009, the Company managed $10.6 billion in total assets, a decrease of $7.9 billion, or 42.7%, from $18.5 billion at June 30, 2008.  The year-over-year decrease in AUM was due primarily to $4.5 billion in market depreciation, and, to a lesser extent, net outflows of $3.4 billion.

The Company managed $6.8 billion in separately-managed accounts and $3.8 billion in sub-advised accounts, for a total of $10.6 billion in assets at June 30, 2009.  Assets in separately-managed accounts increased by $0.4 billion, or 6.3%, during the six months ended June 30, 2009, due to $0.4 billion in market appreciation.  This compared to a decrease in separately-managed accounts of $2.6 billion, or 18.6%, during the six months ended June 30, 2008, which resulted from $3.0 billion in market depreciation, offset by $0.4 billion in net inflows.  Assets in our sub-advised funds decreased by $0.5 billion or 11.6%, during the six months ended June 30, 2009, as a result of $0.8 in net outflows offset by $0.3 billion of market appreciation.  This compared to a decrease in sub-advised accounts of $2.5 billion, or 26.0%, during the six months ended June 30, 2008, due to $1.8 billion of market depreciation and $0.7 billion in net outflows.

At June 30, 2009, separately-managed accounts represented 64.2% of our total AUM, as compared to 61.6% at June 30, 2008.  At June 30, 2009, our Global Value and International Value investment strategies accounted for 18.9% of our AUM, compared to 16.8% at June 30, 2008.

Revenues

Our revenues from advisory fees earned on our separately-managed accounts and our sub-advised accounts for the three and six months ended June 30, 2009 and 2008 is described below:

	Three Months Ended June 30,
Revenue	2009	2008
	(in millions)

Separately-Managed Accounts	$10.2	$20.6
Sub-Advised Accounts	4.0	7.7
Total	$14.2	$28.3

	Six Months Ended June 30,
Revenue	2009	2008
	(in millions)

Separately-Managed Accounts	$20.2	$42.2
Sub-Advised Accounts	7.7	16.1
Total	$27.9	$58.3

Three Months Ended June 30, 2009 versus June 30, 2008

Our total revenue decreased $14.1 million, or 49.8%, to $14.2 million for the three months ended June 30, 2009, from $28.3 million for the three months ended June 30, 2008.  This change was driven primarily by a reduction in weighted-average AUM, which decreased $10.4 billion, or 51.0%, to $10.0 billion for the three months ended June 30, 2009 from $20.4 billion from the three months ended June 30, 2008.

Our weighted average fees were 0.568% and 0.555% for the three months ended June 30, 2009 and 2008, respectively.  The increase in weighted average fees was primarily due to the higher mix of assets in our separately-managed Global Value and International Value strategies, which generally carry higher fees than our domestic strategies.  Weighted-average assets in separately-managed accounts decreased $6.4 billion, or 50.4%, to $6.3 billion, for the three months ended June 30, 2009, from $12.7 billion at June 30, 2008, and had weighted average fees of 0.655% and 0.649% for the three months ended June 30, 2009 and 2008, respectively.  The year-over-year increase in weighted-average fees was primarily due to the higher mix of assets in the Company’s Global Value and International Value strategies.  Weighted-average assets in sub-advised accounts decreased $4.0 billion, or 52.0%, to $3.7 billion for the three months ended June 30, 2009, from $7.7 billion for the three months ended June 30, 2008, and had weighted average fees of 0.423% and 0.401% for the three months ended June 30, 2009 and 2008, respectively.  This increase in weighted average fees was generated primarily by the timing of asset flows in our sub-advised accounts.

Six Months Ended June 30, 2009 versus June 30, 2008

Our total revenue decreased $30.4 million, or 52.1%, to $27.9 million for the six months ended June 30, 2008, from $58.3 million for the six months ended June 30, 2008.  This decrease was driven primarily by a decrease in weighted-average AUM, which decreased $11.6 billion, or 54.5%, to $9.7 billion for the six months ended June 30, 2009, from $21.3 billion for the six months ended June 30, 2008.

Our weighted average fees were 0.572% and 0.546% for the six months ended June 30, 2009 and 2008, respectively. Weighted-average assets in separately-managed accounts decreased $7.1 billion, or 54.2%, to $6.0 billion for the six months ended June 30, 2009, from $13.1 billion for the six months ended June 30, 2008, and had weighted average fees of 0.673% and 0.643% for the six months ended June 30, 2009 and 2008, respectively.  Weighted-average assets in sub-advised accounts decreased $4.5 billion, or 54.9%, to $3.7 billion for the six months ended June 30, 2009, from $8.2 billion for the six months ended June 30, 2008, and had weighted average fees of 0.408% and 0.392% for the six months ended June 30, 2009 and 2008, respectively.

Expenses

Our operating expenses are driven primarily by our compensation costs.  The table below describes the components of our compensation expense for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,
	2009	2008
	(in thousands)

Cash Compensation and Other Benefits	$5,673	$8,373
Other Non-Cash Compensation	310	289
Total Compensation and Benefits Expense	$5,983	$8,662

	For the Six Months Ended June 30,
	2009	2008
	(in thousands)

Cash Compensation and Other Benefits	$11,462	$16,980
Other Non-Cash Compensation	561	633
Total Compensation and Benefits Expense	$12,023	$17,613

Three Months Ended June 30, 2009 versus June 30, 2008

Total operating expenses decreased by $3.3 million, or 29.2%, to $8.0 million for the three months ended June 30, 2009, from $11.3 million for the three months ended June 30, 2008.  This decline was primarily a result of overall reductions in bonus-related and variable compensation costs, as well as decreases in professional services and data systems expenses.

Compensation and benefits expense decreased by $2.7 million, or 31.0%, to $6.0 million for the three months ended June 30, 2009, from $8.7 million for the three months ended June 30, 2008.  This decline was primarily a result of lower cash compensation arising from reduced staffing levels and firmwide decreases in bonus-related and AUM-based variable compensation expense.  Our employee count decreased from 74 at June 30, 2008 to 67 at June 30, 2009.  The year-over-year decrease in headcount was primarily the result of staff reductions in back office operations undertaken in the fourth quarter of 2008, as well as natural attrition throughout the year.

General and administrative expenses decreased by $0.7 million, or 25.9%, to $2.0 million for the three months ended June 30, 2009, from $2.7 million for the three months ended June 30, 2008.  This decrease was mainly attributable to decreases in professional services fees and data systems costs arising from ongoing efforts to contain costs.

Six Months Ended June 30, 2009 versus June 30, 2008

Total operating expenses decreased by $6.9 million, or 29.6%, to $16.4 million for the six months ended June 30, 2009, from $23.3 million for the six months ended June 30, 2008.  This decrease was primarily attributable to firm-wide reductions in staffing and bonus-related and variable compensation costs, as well as decreases in professional services and data systems expenses.

Compensation and benefits expense decreased by $5.6 million, or 31.8%, to $12.0 million for the six months ended June 30, 2009, from $17.6 million for the six months ended June 30, 2008.  This decrease was primarily attributable to firm-wide reductions in bonus-related and variable compensation costs.  Our employee count decreased from 74 at June 30, 2008 to 67 at June 30, 2009.  The year-over-year decrease in headcount was primarily a result of staff reductions in back office operations undertaken in the fourth quarter of 2008, as well as natural attrition throughout the year.

General and administrative expenses decreased by $1.3 million, or 22.8%, to $4.4 million for the six months ended June 30, 2009, from $5.7 million for the six months ended June 30, 2008.  This decrease was mainly attributable to decreases in professional services fees and data systems costs

Other Income/(Expense)

Three Months Ended June 30, 2009 versus June 30, 2008

Other income/(expense) was a positive $2.9 million for the three months ended June 30, 2009, and consisted primarily of $3.7 million in income related to the positive performance of the Company’s investments in its own products and $0.1 million in interest and dividend income.  This income was partially offset by $0.4 million in interest expense and $0.6 million in other expense associated with an increase in the Company’s liability to its selling and converting shareholders associated with changes in the realizability of its related deferred tax asset.  Other income/(expense) was a negative $3.8 million for the three months ended June 30, 2008.  The primary reasons for this year-over-year increase were due to the favorable performance of the Company’s investments in its own products in 2009, as well as reduced interest expense.  These year-over-year increases were partially offset by the adjustments to the Company’s liability to its selling and converting shareholders.

Six Months Ended June 30, 2009 versus June 30, 2008

Other income/(expense) was a positive $0.2 million for the six months ended June 30, 2009, and consisted primarily of $1.9 million in income related to the positive performance of Company’s investments in its own products, largely offset by interest expense and adjustments to the Company’s liability to its selling and converting shareholders.  For the six months ended June 30, 2008, other income/(expense) was a negative $7.9 million and consisted primarily of $6.9 million in expense related to the negative performance of Company’s investments in its own products and $2.0 million in interest expense, partially offset by $1.0 million in interest and dividend income.  The year-over-year increase was driven primarily by the favorable performance of the Company’s investments in its own products in 2009, as well as reduced interest expense.  These year-over-year increases were partially offset by the adjustments to the Company’s liability to its selling and converting shareholders.

Income Tax Provision/(Benefit)

Three Months Ended June 30, 2009 versus June 30, 2008

The Company recognized a $0.1 million income tax benefit for the second quarter of 2009, and recorded a $1.5 million provision for the second quarter of 2008.  The 2009 income tax benefit was generated primarily by reductions in the valuation allowance to the Company’s deferred tax asset associated with its tax receivable agreement.  The Company recorded a $0.9 million reduction in the valuation allowance in the three months ending June 30, 2009.

Six Months Ended June 30, 2009 versus June 30, 2008

The Company recognized a $0.3 million income tax benefit for the six months ended June 30, 2009, and recorded a $3.0 million provision for the six months ended June 30, 2008.  The 2009 income tax benefit was generated primarily by reductions in the valuation allowance to the Company’s deferred tax asset associated with its tax receivable agreement.  The Company recorded a $1.7 million reduction in the six months ending June 30, 2009.

Non-Controlling Interests

Three Months Ended June 30, 2009 versus June 30, 2008

Net income attributable to non-controlling interests was $8.5 million for the three months ended June 30, 2009, and consisted of $6.1 million associated with our employees’ and outside investors’ interest in the income of the operating company and $2.3 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships.  For the three months ended June 30, 2008, net income attributable to non-controlling interests was $11.0 million and consisted of $12.7 million associated with our employees’ and outside investors’ interest in the income of the operating company, offset by the $1.7 million effect of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships.

The change in net income attributable to non-controlling interests reflects primarily the decline in our weighted-average AUM, which had a corresponding negative impact on revenues and income, offset by the positive return on the investments in our consolidated investment partnership in 2009, compared to the negative return in 2008.

Six Months Ended June 30, 2009 versus June 30, 2008

Non-controlling interests were $10.7 million for the six months ended June 30, 2009, and consisted of $9.7 million associated with our employees’ and outside investors’ interest in the income of the operating company and $1.0 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships.  For the six months ended June 30, 2008, non-controlling interests were $22.5 million, and consisted of $26.2 million associated with our employees’ and outside investors’ interest in the income of the operating company, offset by the $3.7 million effect of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships.  The change in non-controlling interests reflects primarily the decline in our weighted-average AUM, which had a corresponding negative impact on our revenues and income.

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

At June 30, 2009, our cash and cash equivalents was $25.9 million, inclusive of $0.3 million in cash held by our consolidated investment partnerships.  Advisory fees receivable was $10.6 million.  We also had approximately $4.7 million in equity securities, net of $9.4 million in non-controlling interests and approximately $1.1 million in investments set aside to satisfy our obligations under our deferred compensation program.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management firm, our business has been materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  As of and for the three months ended June 30, 2009, our AUM and revenues declined by 42.7% and 49.8%, respectively, compared with the three months ended June 30, 2008.   As of and for the six months ended June 30, 2009, our AUM and revenues declined by 42.7% and 52.1%, respectively, compared with the six months ended June 30, 2008.  These reductions contributed to a 63.8% and 44.6% decline in our cash provided by operating activities during the three and six month periods ended June 30, 2009, respectively.  To the extent that our AUM experiences declines, the cash provided by operating activities may be negatively impacted.

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

We anticipate that tax allocations to the members of our operating company, which, as of June 30, 2009, consisted of 26 of our employees, certain unaffiliated persons, one former employee and us, will continue to be a material financing activity.  Under the terms and conditions of our amended Credit Agreement and Senior Subordinated Notes, we have suspended our dividend payment to shareholders.  Cash distributions to operating company members for partnership tax allocations are expected to decline should the taxable income of the operating company decrease.

As discussed further below, on October 28, 2008, our operating company entered into a third amendment to its Credit Agreement and issued $16.0 million in Senior Subordinated Notes to entities established by Richard S. Pzena, the Company’s CEO, for the benefit of certain of his family members, an entity controlled by a company director and a former employee.  The proceeds of the notes and $9.0 million of cash reserves were used to reduce the principal amounts outstanding under the Credit Agreement.  The amendment to the Credit Agreement, among other things, eliminated all financial covenants and the excess cash flow sweep, and reduced availability under the revolving credit facility from $3.0 million to $1.8 million.  It also requires us to make mandatory quarterly principal repayments of $2.0 million and precludes us from paying dividends to shareholders.  As of June 30, 2009, we had $10.0 million and $16.0 million outstanding under the Credit Agreement and the Senior Subordinated Notes, respectively.  As a result of prepayments we have made to the principal amount outstanding under the Credit Agreement, as of June 30, 2009, we are currently not obligated to make required amortization payments until July 2010.  Although we are comfortable with our current capital structure, in the current economic environment, it is uncertain whether additional or alternative sources of debt or equity financing would be available on acceptable terms.  We have never drawn on our current revolving credit facility for liquidity needs and do not anticipate needing to draw on such a facility in the forseeable future.

We do not anticipate meaningful outlays for internal investment or capital expenditures over the next six months.

We believe that the amendment of our Credit Agreement, elimination of the dividend, reductions in headcount and ability to vary cash compensation levels have provided us with an appropriate degree of flexibility in providing for our liquidity needs.

Dividend Policy

We are a holding company and have no material assets other than our ownership of membership interests in our operating company.  As a result, we depend upon distributions from our operating company to pay any dividends that our board of directors may declare to be paid to our Class A common stockhoders, if any.  When and if our board of directors declares any such dividends, we then cause our operating company to make distributions to us in an amount sufficient to cover the amount of the dividends declared.  We may not pay dividends to our Class A common stockholders in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends or any of our financing facilities or other agreements restrict us from doing so.  Pursuant to restrictions set forth in our amended Credit Agreement and the Senior Subordinated Notes, as of October 28, 2008, we suspended previous quarterly cash dividend payments to our Class A common stockholders.  In the future, our board of directors may, in its discretion and subject to the Company’s operating results, debt agreements and applicable law, reinstate the dividend in an amount to be determined by it.  To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends.  By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

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

On October 28, 2008, our operating company entered into Amendment No. 3 to its Credit Agreement.  This amendment provided for the following changes to the Credit Agreement, among others:

i.                  the minimum assets under management financial covenant was eliminated;

ii.               the excess cash flow mandatory repayment was eliminated;

iii.            the commitments under the revolving credit facility were reduced from $3.0 million to approximately $1.8 million;

iv.           with respect to loans borrowed at base rate, the margin added to base rate was increased from 0.00% to 0.75%; with respect to loans borrowed at LIBOR, the margin was not modified;

v.              certain additional restrictions were placed on the operating company’s ability to make Restricted Payments (as defined in the Credit Agreement), including dividends; and

vi.           amendments to certain covenants in order to permit the incurrence of subordinated debt by the operating company.

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

During the three months ended March 31, 2009, the Company used cash generated from operations to repay $8.0 million of the principal amount outstanding under the Credit Agreement.  The Company used cash generated from operations to repay $4.0 million of the principal amount in the three months ending June 30, 2009.

Tax Receivable Agreement

Our purchase of membership units of our operating company concurrently with our initial public offering, and the subsequent and future exchanges by holders of Class B units of our operating company for shares of our Class A common stock (pursuant to the exchange rights provided for in the Operating Company’s operating agreement), has resulted in, and are expected to continue to result in, increases in our share of the tax basis of the tangible and intangible assets of our operating company at the time of our acquisition and these future exchanges, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us.  These increases in tax basis and tax depreciation and amortization deductions have reduced and are expected to continue to reduce, the amount of tax that we would otherwise be required to pay in the future.  We have entered into a tax receivable agreement with the current members of our operating company, the one member of our operating company immediately prior to our initial public offering who sold all of its membership units to us in connection with our initial public offering, and any future holders of Class B units, that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as described in the tax receivable agreement) as a result of the increases in tax basis described above and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

In October 2008, the selling unitholders agreed to waive any payments that we are or will be required to make to them for the 2008 and 2009 tax years pursuant to the tax receivable agreement.

Cash Flows

Operating activities provided $8.1 million for the three months ended June 30, 2009, compared with $22.2 million for the three months ended June 30, 2008.  Operating activities provided $17.9 million for the six months ended June 30, 2009, compared with $32.3 million for the six months ended June 30, 2008.  This decline in cash flows from operating activities was driven primarily by a decrease in weighted average AUM from $20.4 billion for the three months ended June 30, 2008, to $10.0 billion for the three months ended June 30, 2009, and a decrease in weighted average AUM from $21.3 billion for the six months ended June 30, 2008 to $9.7 billion for the six months ended June 30, 2009, which negatively impacted total revenues and earnings.

Investing activities consist primarily of investments in investment partnerships and capital expenditures.  Investing activities were not material for the three and six months ended June 30, 2009 and 2008.

Financing activities consist primarily of distributions to members and contributions from, and distributions to, the non-controlling interests of our consolidated subsidiaries.  Financing activities used $8.9 million for the three months ended June 30, 2009, compared with $21.0 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, financing activities used $19.5 million, compared to $22.3 million for the six months ended June 30, 2008.  The decrease in cash used in financing activities is due primarily to reductions in distributions to members and contributions from non-controlling interests.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2009.

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

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards and tax credits.  A valuation allowance is maintained for deferred tax assets that we estimate are more likely than not to be unrealizable based on available evidence at the time the estimate is made.  Determining the valuation allowance requires significant management judgments and assumptions.  In determining the valuation allowance, we use historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations.  Each quarter, we re-evaluate our estimate related to the valuation allowance, including our assumptions about future profitability.

We believe that the accounting estimate related to the $63.4 million valuation allowance, assessed as of June 30, 2009 against the deferred tax asset associated with our acquisitions of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we were not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a SFAS 167 variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  Under SFAS 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities.  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  Earlier application is prohibited.  The Company is currently evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”).  The FASB Accounting Standards Codification (the “Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in SFAS 168.  All other accounting literature not included in the Codification.  The Codification is not expected to have a significant impact on the Company’s consolidated financial statements.

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

All of our revenue for the three months and six months ended June 30, 2009 and 2008 was derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of equity securities.  At June 30, 2009, the fair value of these assets was $15.2 million.  Assuming a 10% increase or decrease, the fair value would have increased or decreased by $1.5 million at June 30, 2009.

Interest Rate Risk

The amount that our operating company borrowed pursuant to the Credit Agreement, will accrue interest at variable rates.  The operating company entered into an interest rate swap agreement that commenced on July 23, 2008.  The swap, which expires on July 23, 2010, obligates us to pay a 2.825% fixed rate of interest on the notional amount and requires the counterparty to pay us a floating interest rate based on the monthly LIBOR interest rate.  The spread on the Credit Agreement is in addition to these amounts.  Interest rate changes may, therefore, affect the amount of our interest payments related to any potential differential between the notional amount of the interest rate swap and amounts outstanding under the Credit Agreement.  Such changes would correspondingly affect our future earnings and cash flows.  In addition, we have not entered any arrangement to hedge our exposure to interest rates from July 23, 2010 to July 23, 2011.  For this one year period, interest rate changes would affect our future earnings and cash flows.  Based on the consolidated debt obligations that we have as of June 30, 2009, we believe that our hedge would be unaffected in the event that interest rates were to increase by one percentage point.

Item 4.  Controls and Procedures.

During the course of their review of our consolidated financial statements as of June 30, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the first six months of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held in New York, New York on May 19, 2009.  At that meeting, the stockholders considered and acted upon the following proposals:

Proposal 1: Election of Directors.  By the vote reflected below, the stockholders elected the following individuals as directors to hold office until the 2010 Annual Meeting of Stockholders of the Company:

Director	Class A Shares “For”	Class B Shares “For”	Class A Shares “Withheld”	Class B Shares “Withheld”
Richard S. Pzena	6,814,068	51,172,610	77,067	0
Steven M. Galbraith	6,819,839	51,172,610	71,296	0
Joel M. Greenblatt	6,817,040	51,172,610	74,095	0
Richard P. Meyerowich	6,817,426	51,172,610	73,709	0
Ronald W. Tysoe	5,970,978	51,172,610	920,157	0

Proposal 2: Ratification of Independent Auditors.  The stockholders voted to ratify the appointment of Ernst & Young LLP as independent auditors for the Company for its fiscal year ending December 31, 2009.  Voting was as follows:

	FOR	AGAINST	ABSTAIN
Class A common stock	6,843,003	45,823	2,309
Class B common stock	51,172,610	0	0

Proposal 3: By the vote reflected below, the stockholders approved an amendment to the Pzena Investment Management, Inc. 2007 Equity Incentive Plan to authorize an additional 6,419,279 shares of the Company’s Class A common stock for issuance under the Plan:

	FOR	AGAINST	ABSTAIN
Class A common stock	2,418,179	2,299,172	1,701
Class B common stock	51,172,610	0	0

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit	Description of Exhibit
10.1	Amendment No.1, effective May 19, 2009, to thePzena Investment Management, Inc. 2007 Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2009

PZENA INVESTMENT MANAGEMENT, INC.

	By:	/s/ RICHARD S. PZENA
		Name:	Richard S. Pzena
		Title:	Chief Executive Officer

	By:	/s/ GREGORY S. MARTIN
		Name:	Gregory S. Martin
		Title:	Chief Financial Officer