Form 10-Q
period 2009-09-30
Pzena Investment Management, Inc.
filed 2009-11-09
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 9, 2009, there were 8,633,041 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of November 9, 2009, there were 55,607,962 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.

FORM 10-Q

		Page
	PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc. as of September 30, 2009 (unaudited) and December 31, 2008	1
	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2009 and September 30, 2008	2
	Consolidated Statements of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2009 and September 30, 2008	3
	Consolidated Statements of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Nine Months Ended September 30, 2009 and September 30, 2008	4
	Notes to the Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4	Controls and Procedures	35

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Submission of Matters to a Vote of Security Holders	47
Item 5.	Other Information	47
Item 6	Exhibits	47

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described herein, in “Part II - Item 1A - Risk Factors.”  Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report on Form 10-Q, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Quarterly Report on Form 10-Q.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Cash and Cash Equivalents	$19,147	$27,421
Due from Broker	54	41
Advisory Fees Receivable	12,681	13,606
Investments in Equity Securities, at Fair Value	18,373	14,045
Receivable from Related Parties	170	191
Other Receivables	103	74
Prepaid Expenses and Other Assets	2,227	949
Deferred Tax Asset, net	7,234	3,444
Property and Equipment, Net of Accumulated Depreciation of $2,265 and $1,913, respectively	2,392	2,748
TOTAL ASSETS	$62,381	$62,519

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$10,472	$4,338
Due to Broker	29	47
Term Loan	—	22,000
Senior Subordinated Notes	16,000	16,000
Liability to Selling and Converting Shareholders	5,503	1,787
Other Liabilities	1,082	2,007
TOTAL LIABILITIES	33,086	46,179

Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 8,633,041and 6,187,068 Shares Issued and Outstanding in 2009 and 2008, respectively)	86	61
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 55,607,962 and 57,975,724 Shares Issued and Outstanding in 2009 and 2008, respectively)	—	—
Additional Paid-In Capital	9,836	9,749
Accumulated Deficit	(2,554)	(5,289)
Total Pzena Investment Management, Inc.’s Equity	7,368	4,521
Non-Controlling Interests	21,927	11,819
TOTAL EQUITY	29,295	16,340
TOTAL LIABILITIES AND EQUITY	$62,381	$62,519

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUE	$16,813	$25,072	$44,717	$83,389

EXPENSES
Compensation and Benefits Expense	6,232	8,160	18,255	25,773
General and Administrative Expenses	1,904	2,626	6,330	8,321
TOTAL OPERATING EXPENSES	8,136	10,786	24,585	34,094
Operating Income	8,677	14,286	20,132	49,295

OTHER INCOME/(EXPENSE)
Interest and Dividend Income	116	473	363	1,510
Interest Expense	(376)	(777)	(1,231)	(2,814)
Realized and Unrealized Gain/(Loss), Net on Equity Securities and Securities Sold Short	4,152	(4,075)	6,061	(10,955)
Other Income/(Expense)	(2,341)	53,704	(3,437)	53,716
Total Other Income	1,551	49,325	1,756	41,457
Income Before Income Taxes	10,228	63,611	21,888	90,752
Income Tax Provision/(Benefit)	(2,040)	63,964	(2,379)	66,962
Consolidated Net Income/(Loss)	12,268	(353)	24,267	23,790
Less: Net Income Attributable to Non-Controlling Interests	10,836	8,357	21,531	30,900
Net Income/(Loss) Attributable to Pzena Investment Management, Inc.	$1,432	$(8,710)	$2,736	$(7,110)

Earnings Per Share — Basic and Diluted Attributable to Pzena Investment Management, Inc. Common Stockholders:

Net Income/(Loss) for Basic Earnings per Share	$1,432	$(8,710)	$2,736	$(7,110)
Basic Earnings per Share	$0.17	$(1.42)	$0.34	$(1.16)
Basic Weighted Average Shares Outstanding	8,633,041	6,123,494	8,077,545	6,122,229

Net Income/(Loss) for Diluted Earnings per Share	$6,051	$(8,710)	$12,889	$(7,110)
Diluted Earnings per Share	$0.09	$(1.42)	$0.20	$(1.16)
Diluted Weighted Average Shares Outstanding	64,994,278	6,123,494	64,756,331	6,122,229

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
OPERATING ACTIVITIES
Consolidated Net Income/(Loss)	$12,268	$(353)	$24,266	$23,790
Adjustments to Reconcile Net Income/(Loss) to Cash Provided by Operating Activities:
Depreciation	121	135	362	368
Non-Cash Compensation	255	272	816	905
Director Share Grant	—	—	280	140
Realized and Unrealized (Gain)/Loss, Net on Equity Securities and Securities Sold Short	(4,152)	4,075	(6,061)	10,955
Increase/(Decrease) in Liability to Selling and Converting Shareholders	2,382	(53,337)	3,586	(53,337)
Deferred Income Taxes	(2,611)	63,165	(3,804)	64,229
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(2,113)	(115)	881	5,449
Due from Broker	(19)	58	(13)	237
Prepaid Expenses and Other Assets	(1,550)	(588)	(1,544)	569
Due to Broker	(1)	1,844	(18)	1,199
Accounts Payable, Accrued Expenses, and Other Liabilities	2,790	2,969	5,115	6,253
Due to Principals	(653)	—	—	—
Purchases of Equity Securities and Securities Sold Short	(2,913)	(5,990)	(7,771)	(28,133)
Proceeds from Sale of Equity Securities and Securities Sold Short	3,891	4,211	9,506	16,067
Net Cash Provided by Operating Activities	7,695	16,346	25,601	48,691

INVESTING ACTIVITIES
Receivable from Related Parties	(43)	(87)	6	(55)
Purchases of Property and Equipment	—	(76)	(6)	(160)
Net Cash Used in Investing Activities	(43)	(163)	—	(215)

FINANCING ACTIVITIES
Contributions from Non-Controlling Interests	322	149	322	7,082
Distributions to Non-Controlling Members	(4,719)	(11,277)	(12,199)	(36,136)
Contributions from Shareholder	—	172	—	172
Term Loan Repayment	(10,000)	(10,000)	(22,000)	(13,000)
Dividends	—	(674)	—	(2,018)
Net Cash Used in Financing Activities	(14,397)	(21,630)	(33,877)	(43,900)

NET CHANGE IN CASH	$(6,745)	$(5,447)	$(8,276)	$4,576

CASH AND CASH EQUIVALENTS—Beginning of Period	$25,892	$37,207	$27,421	$27,184
Net Change in Cash	(6,745)	(5,447)	(8,274)	4,576
CASH AND CASH EQUIVALENTS—End of Period	$19,147	$31,760	$19,147	$31,760
Supplementary Cash Flow Information:
Interest Paid	$332	$1,450	$1,191	$3,464
Income Taxes Paid	$535	$805	$1,907	$3,847

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Non- Controlling Interests	Total
Balance at December 31, 2008	6,187,068	57,975,724	$61	$9,749	$(5,289)	$11,819	$16,340
Unit Conversion	2,445,973	(2,445,973)	25	107	—	(108)	24
Amortization of Non-Cash Compensation	—	—	—	67	—	475	542
Option Exercise	—	78,211	—	—	—	—	—
Net Income	—	—	—	—	2,735	21,531	24,266
Capital Contribution	—	—	—	—	—	322	322
Capital Distribution	—	—	—	(87)	—	(12,112)	(12,199)
Balance at September 30, 2009	8,633,041	55,607,962	$86	$9,836	$(2,554)	$21,927	$29,295

Balance at December 31, 2007	6,111,118	57,937,910	$61	$(2,043)	$61	$16,355	$14,434
Issuance of Class A Common Stock	12,376	—	—	11	—	126	137
Issuance of Class B Common Stock and Amortization of Non-Cash Compensation	—	13,000	—	42	—	398	440
Net Income/(Loss)	—	—	—	—	(7,110)	30,900	23,790
Capital Contributions	—	—	—	172	—	5,908	6,080
Equity Effect of Operating Company Net Deficit on Non-Controlling Interests	—	—	—	8,941	—	(8,941)	—
Capital Distribution	—	—	—	—	—	(28,585)	(28,585)
Class A Cash Dividends Paid ($0.22 per share)	—	—	—	—	(1,347)	—	(1,347)
Class A Cash Dividends Declared ($0.05 per share)	—	—	—	—	(306)	—	(306)
Balance at September 30, 2008	6,123,494	57,950,910	$61	$7,123	$(8,702)	$16,161	$14,643

See accompanying notes to consolidated financial statements

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements

Note 1—Organization

Pzena Investment Management, Inc. (the “Company”) functions as the holding company through which the business of its operating company, Pzena Investment Management, LLC, is conducted. The Company was incorporated in the State of Delaware on May 8, 2007.  Concurrently with the consummation of the Company’s initial public offering, on October 30, 2007, the Operating Agreement of Pzena Investment Management, LLC (the “operating agreement”) was amended and restated such that, among other things, the Company became the sole managing member of Pzena Investment Management, LLC.  The acquisition of the operating company’s membership interests by the Company was treated as a reorganization of entities under common control.  As a result of these transactions, as of and subsequent to October 30, 2007, (i) the Company has consolidated the financial results of Pzena Investment Management, LLC with its own and reflected the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements, and (ii) the Company recognizes income generated from its economic interest in Pzena Investment Management, LLC’s net income.

Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of September 30, 2009, the Company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following private investment partnerships as of September 30, 2009:

Entity	Type of Entity (Date of Formation)	Ownership at September 30, 2009
Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	99.6%
Pzena International Value Service	Delaware Limited Liability Company (12/22/2003)	16.7%
Pzena Global Value Service	Delaware Limited Liability Company (12/22/2003)	0.8%
Pzena Emerging Markets Country Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%
Pzena Emerging Markets Focused Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%

Pursuant to its operating agreement, the operating company will continue until December 31, 2026, unless a terminating event, as defined in the operating agreement, occurs prior to this date. Operating company members are not liable for repayment, satisfaction or discharge of any debts, liabilities or obligations of the operating company, except to the extent of their capital accounts.

Note 2—Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations.  The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets GAAP that the Company follows to ensure the Company consistently report its financial condition, results of operations, and cash flows.  Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses, American Institute of Certified Public Accountants Statements of Position, etc.   The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification, (“ASC”), sometimes referred to as the Codification.  To the Company, this means the accounting literature that the Company will refer to in its fair value accounting disclosures, for example, will be disclosed as the Fair Value Measurements and Disclosures Topic of the FASB ASC.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made; however, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than specific statement numbers.  The change was made effective by the FASB for periods ending on or after September 15, 2009.  The Company has updated references to GAAP in its notes throughout the consolidated financial statements to reflect the guidance in the Codification.

The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest and variable interest entities where the Company is deemed to be the primary beneficiary (“Consolidated Subsidiaries”).  As required by the Consolidation Topic of the FASB ASC, the Company also consolidates non-variable-interest entities in which it acts as the general partner or managing member.  All of these entities represent private investment partnerships over which the Company exercises or exercised control.  Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company.  All significant inter-company transactions and balances have been eliminated.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

The Pzena Global Value Service and the Pzena International Value Service are limited liability companies whose managing members are omembers of the executive committee of the operating company or the operating company itself.  Neither of these entities are considered variable-interest entities, as the managing members have substantive interests in the partnerships.  Each of these limited liability companies are considered entities “similar” to limited partnerships and thus subject to the guidance of the Consolidation Topic of the FASB ASC.  Under each of their respective operating agreements, none of these entities’ non-managing members have the ability to remove the managing member under any circumstance, nor do they have any participating rights.  As a result, nothing substantive exists to overcome the presumption of control by the managing member as required by the Consolidation Topic of the FASB ASC.  As the managing members of these entities are, or were, either the operating company or one of the controlling persons of the operating company, their results of operations and financial position have been consolidated.

During the fourth quarter of 2008, the decision was made to close the Pzena Large Cap Value Fund II, the Pzena Emerging Markets Value Service, the Pzena Mega Cap Value Fund, and Pzena Value Partners.  The results of operations and financial position of each of these entities were consolidated until the dates of their respective liquidations.

All of the consolidated investment partnerships are, or were, investment companies under the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies.  The Company has retained the specialized accounting for these partnerships pursuant to the Consolidation Topic of the FASB ASC.  Thus, the Company reports the investment partnerships’ investments in equity securities and securities sold short at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

The Company records in its own equity its pro-rata share of transactions that impact the operating company’s net equity, including equity and option issuances and adjustments to accumulated other comprehensive income.  The operating company’s pro-rata share of such transactions are recorded as adjustments to additional paid-in capital or non-controlling interests, as applicable, on the consolidated statements of financial position.  As discussed further in Note 13, Non-Controlling Interests, the Company did not initially record a non-controlling interest associated with the acquisition of its operating company, as the post-offering net equity of the operating company was less than zero.  As required by the Consolidation Topic of the FASB ASC, a non-controlling interest in the equity of the operating company was recorded after the initial deficit that existed at acquisition was extinguished in 2008.

The Company acts as the investment manager for four trusts and one offshore investment company, each of which are considered variable-interest entities.  All of these entities are vehicles through which the Company offers its Global Value strategies and/or its Europe, Australasia, and Far East (“EAFE”) Value strategies.  The Company is not considered the primary beneficiary of any of these entities.  Correspondingly, their results of operations and financial condition are not consolidated by the Company.  The total net assets of these variable-interest entities was approximately $528.7 million and $446.0 million at September 30, 2009 and December 31, 2008, respectively.  The Company is not exposed to losses as a result of its involvement with these entities because it has no direct investment in them.

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

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

Incentive fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by assets under management to determine the incentive fees earned.  Returns are calculated on an annualized basis over the contract’s measurement period, which may extend up to three years.  Incentive fees are generally payable annually.  As required by the Revenue Recognition Topic of the FASB ASC, such incentive fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  The Company recognized no such incentive fees for the three and nine months ended September 30, 2009 and 2008.

Earnings per Share:

Basic earnings per share is computed by dividing the Company’s net income or loss attributable to the Company’s common stockholders by the weighted average number of shares outstanding during the reporting period.  Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding operating company membership units, as well as outstanding operating company options and phantom units, to the extent they would have a dilutive effect on net income per share for the reporting period.  Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate.

For the three and nine months ended September 30, 2009, the Company’s diluted net income was determined as follows (in thousands):

For the Three Months Ended September 30, 2009

Non-Controlling Interests of Pzena Investment Management, LLC	$8,082
Less: Assumed Corporate Income Taxes	3,463
Assumed After-Tax Income of Pzena Investment Management, LLC	$4,619

Assumed After-Tax Income of Pzena Investment Management, LLC	$4,619
Net Income of Pzena Investment Management, Inc.	1,432
Diluted Net Income	$6,051

For the Nine Months Ended September 30, 2009

Non-Controlling Interests of Pzena Investment Management, LLC	$17,767
Less: Assumed Corporate Income Taxes	7,613
Assumed After-Tax Income of Pzena Investment Management, LLC	$10,154

Assumed After-Tax Income of Pzena Investment Management, LLC	$10,154
Net Income of Pzena Investment Management, Inc.	2,735
Diluted Net Income	$12,889

For each of the three and nine months ended September 30, 2009, 954,310 options to purchase operating company units were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for the period.  For each of the three and nine months ended September 30, 2008, 57,950,910 operating company units, 954,310 options to purchase operating company units, and 89,826 phantom units were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for both periods.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

For the three and nine months ended September 30, 2009, the Company’s basic and diluted earnings per share were determined as follows (in thousands, except for share and per-share amounts):

For the Three Months Ended September 30, 2009

Net Income for Basic Earnings per Share	$1,432
Basic Weighted Average Shares Outstanding	8,633,041
Basic Earnings per Share	$0.17

Net Income for Diluted Earnings per Share	$6,051
Basic Weighted Average Shares Outstanding	8,633,041
Dilutive Effect of Operating Company Units	55,606,508
Dilutive Effect of Phantom Units	754,729
Diluted Weighted Average Shares Outstanding	64,994,278
Diluted Earnings per Share	$0.09

For the Nine Months Ended September 30, 2009

Net Income for Basic Earnings per Share	$2,736
Basic Weighted Average Shares Outstanding	8,077,545
Basic Earnings per Share	$0.34

Net Income for Diluted Earnings per Share	$12,889
Basic Weighted Average Shares Outstanding	8,077,545
Dilutive Effect of Operating Company Units	56,131,004
Dilutive Effect of Phantom Units	547,782
Diluted Weighted Average Shares Outstanding	64,756,331
Diluted Earnings per Share	$0.20

For the three and nine months ended September 30, 2008, the Company generated net losses of $8.7 million and $7.1 million, respectively.  Consequently, basic and diluted net loss, net loss per share, and weighted average shares outstanding are identical for each of these periods.

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

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  The Fair Value Measurements and Disclosures Topic of the FASB ASC also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The valuation hierarchy contains three levels: (i) valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets (Level 1); (ii) valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured (Level 2); and (iii) valuation inputs are unobservable and significant to the fair value measurement (Level 3).  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and define assets and liabilities measured at fair value by major category.

The Company’s fair value measurements relate to its interest rate swap, as well as its investments in equity securities, which are primarily exchange-traded securities with quoted prices in active markets.  The fair value measurement of the interest rate swap was determined primarily based upon the market prices for interest rate swaps with similar provisions and the use of forward interest rate curves.  Prior to its termination in September 2009, the interest rate swap was classified as Level 2 and recorded in other liabilities on the consolidated statement of financial condition.  The fair value measurements of the securities have been classified as Level 1.

The following table presents these instruments’ fair value at September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3
Assets:
Equity Securities	$18,373	$—	$—
Total Fair Value	$18,373	$—	$—

The following table presents these instruments’ fair value at December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3
Assets:
Equity Securities	$14,045	$—	$—
Liabilities:
Interest Rate Swap	—	(628)	—
Total Fair Value	$14,045	$(628)	$—

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.  For the three months ended September 30, 2009 and 2008, approximately 10.6% and 13.1%, respectively, of the Company’s advisory fees were generated from an advisory agreement with one client.  For the nine months ended September 30, 2009 and 2008, fees generated from this agreement comprised 11.4% and 14.4%, respectively, of the Company’s total advisory fees.  At September 30, 2009 and December 31, 2008, no allowance for doubtful accounts was deemed necessary.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

Financial Instruments:

On February 28, 2008, the operating company entered into an interest rate swap agreement to manage its exposure to changes in interest rates associated with the Credit Agreement (the “Credit Agreement”) discussed in Note 9, Debt.  This interest rate swap was subsequently unwound in conjunction with the termination of the Credit Agreement in September 2009.  The counterparty to this agreement was a major financial institution.  The Company originally designated the interest rate swap agreement as a cash flow hedge of the Credit Agreement, effective February 28, 2008.  As required by the Derivatives and Hedging Topic of the FASB ASC, the Company recorded the cash flow hedge at fair value on the consolidated statement of financial condition.  Additionally, the Company’s pro-rata share of the changes in the fair value of this agreement were recorded as a component of accumulated other comprehensive income.

During the quarter ended September 30, 2008, the Company changed the designation of its swap agreement from a cash flow hedge to a trading derivative, as a significant portion of the cash flows associated with the originally forecasted transaction were probable not to occur due to amortization payments required to be made pursuant to the terms of its amended Credit Agreement.  Accordingly, the Company reclassified the cumulative changes in fair value related to this swap from accumulated other comprehensive income to other income/(expense).  The Company recorded all subsequent changes to the swap’s fair value as a component of other income/(expense).  The Company recognized less than $0.1 million in other income for the three months ended September 30, 2009 related to such changes.  For the nine months ended September 30, 2009, the Company recognized approximately $0.1 million in other income related to such changes.  For each of the three and nine months ended September 30, 2008, the Company recognized approximately $0.3 million in other income associated with the change in fair value of the swap agreement.

At December 31, 2008, the approximate fair value of the liability associated with the swap agreement was $0.6 million, and has been included in other liabilities on the consolidated statements of financial condition.

The following table summarizes the impact of the Company’s derivative financial instruments on its results of operations for the three months ended September 30, 2009 and 2008 (in thousands):

Derivatives Not Accounted For As Hedging		Amount of Income Recognized
Instruments Under the Derivatives and	Statement of	In Income on Derivative
Hedging Topic of the FASB ASC	Operations Account	2009	2008

Interest Rate Contracts	Other Income	$20	$342
Total		$20	$342

The following table summarizes the impact of the Company’s derivative financial instruments on its results of operations for the nine months ended September 30, 2009 and 2008 (in thousands):

Derivatives Not Accounted For As Hedging Instruments Under the Derivatives and	Statement of	Amount of Income Recognized In Income on Derivative
Hedging Topic of the FASB ASC	Operations Account	2009	2008

Interest Rate Contracts	Other Income	$88	$342
Total		$88	$342

The following table summarizes the impact of the Company’s derivative financial instruments on its financial position as of December 31, 2008 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivatives Not Accounted For As Hedging Instruments Under the Derivatives and Hedging Topic of the FASB ASC	Statement of Financial Condition Account	Fair Value	Statement of Financial Condition Account	Fair Value

Interest Rate Contracts	—	$—	Other Liabilities	$628
Total		$—		$628

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

Income Taxes:

The Company is a “C” corporation under the Internal Revenue Code, and thus liable for federal, state, and local taxes on the income derived from its economic interest in its operating company.  The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  It has not made a provision for federal or state income taxes because it is the individual responsibility of each of the operating company’s members (including the Company) to separately report their proportionate share of the operating company’s taxable income or loss.  Similarly, the income of the Company’s consolidated investment partnerships is not subject to income taxes, as it is allocated to each partnership’s individual partners.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”).

The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At September 30, 2009 and December 31, 2008, the Company had a $60.3 million and a $62.7 million valuation allowance, respectively, recorded against the deferred tax asset associated with the Company’s acquisition of operating company units in conjunction with the offering.  The income tax provision, or credit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.  The Company records its deferred tax liabilities as a component of other liabilities on the consolidated statements of financial condition.

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

New Accounting Pronouncements:

In June 2009, the FASB issued an accounting standard for variable interest entities (“VIEs”) which changes the approach to determining the primary beneficiary of a VIE and requires companies to assess more frequently whether they must consolidate VIEs.  Under the new accounting standard, an enterprise has a controlling financial interest when it has: a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  The new accounting standard also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  The new accounting standard also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities.  The new accounting standard is effective for interim and annual periods beginning after November 15, 2009.  Earlier application is prohibited.  The Company is currently evaluating the impact that the adoption of the new accounting standard will have on its consolidated financial statements.

Note 3—Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	September 30, 2009	December 31, 2008
	(in thousands)

Computer Hardware	$917	$921
Computer Software	191	191
Furniture and Fixtures	1,161	1,161
Office Equipment	243	243
Leasehold Improvements	2,145	2,145
Total	4,657	4,661
Less: Accumulated Depreciation and Amortization	(2,265)	(1,913)
Total	$2,392	$2,748

Depreciation is included in general and administrative expenses and totaled $0.1 million for each of the three months ended September 30, 2009 and 2008.  Such expenses totaled $0.4 million for each of the nine months ended September 30, 2009 and 2008.

Note 4—Related Party Transactions

For the three and nine months ended September 30, 2009, the Company earned $1.1 million and $2.7 million, respectively, in investment advisory fees from unconsolidated entities for which it acts as the investment manager.  For the three and nine months ended September 30, 2008, such advisory fees totaled $1.6 million and $5.3 million, respectively.

At September 30, 2009 and December 31, 2008, the Company had advanced $0.1 million to an international investment company for organization and start-up costs, which are included in receivable from related parties on the consolidated statements of financial condition. The Company is the sponsor and investment manager of this entity.

At September 30, 2009, and December 31, 2008, loans to employees included in receivables from related parties were each $0.1 million.  These loans are in the form of forgivable promissory notes which are amortized through compensation expense pursuant to their terms.

Certain qualified employees of the Company have the ability to open individual accounts, or invest in certain of the Company’s consolidated investment partnerships, without being assessed advisory fees.  Investments by employees in individual accounts are permitted only at the discretion of the Executive Committee of the Company, but are generally not subject to the same minimum investment levels that are required of outside investors.

During the quarter ended September 30, 2008, an unaffiliated shareholder who held more than 10% of the Company’s outstanding shares sold shares in transactions deemed to be short-swing sales.  Under Section 16(b) of the Securities Exchange Act of 1934, the shareholder was required to disgorge to the Company the $0.2 million in profits realized from these stock sales.  The Company recognized these proceeds as a capital contribution and reflected a corresponding increase to additional paid-in capital in its consolidated statements of changes in equity.  Proceeds from these transactions did not affect the Company’s consolidated statements of operations.

As discussed in Note 9, Debt, on October 28, 2008, the operating company issued an aggregate of $16.0 million principal amount of Senior Subordinated Notes to entities established by Richard S. Pzena, the Company’s Chief Executive Officer, for the benefit of certain of his family members, to an entity controlled by a Company director, and to a former employee.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 5—Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants.  In certain cases, the Company may have recourse against third parties with respect to these indemnities.  The Company maintains insurance policies that may provide coverage against certain claims under these indemnities.  The Guarantees Topic of the FASB ASC provides accounting and disclosure requirements for certain guarantees.  The Company has had no claims or payments pursuant to these agreements, and it believes the likelihood of a claim being made is remote.  Utilizing the methodology in the Guarantees Topic of the FASB ASC, the Company’s estimate of the value of such guarantees is de minimis, and, therefore, an accrual has not been made in the consolidated financial statements.

In the normal course of business, the Company may be subject to various legal and administrative proceedings.  On November 21, 2007 and January 16, 2008, respectively, substantively identical putative class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and Richard S. Pzena, the Company’s chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended.  The Court consolidated the lawsuits and appointed co-lead plaintiffs, who filed a consolidated amended complaint.  The consolidated amended complaint named as defendants the Company, Richard S. Pzena, and two of the underwriters of the Company’s initial public offering, Goldman Sachs & Co., Inc. and UBS Securities LLC.  Plaintiffs sought to represent a class of all persons who purchased or otherwise acquired Class A common stock issued pursuant or traceable to the Company’s initial public offering.  The consolidated amended complaint alleged that the registration statement and prospectus relating to the initial public offering of the Company’s Class A common stock contained material misstatements and omissions and wrongfully failed to disclose net redemptions in the John Hancock Classic Value Fund for which the Company acts as sub-investment advisor.  The consolidated amended complaint sought damages in an unspecified amount including rescission or rescissory damages. The Court granted the Company’s and the other defendants’ motions to dismiss the consolidated amended complaint, and on September 4, 2008, entered a Judgment in favor of defendants.  Plaintiffs appealed the Court’s judgment to the United States Court of Appeals for the Second Circuit, which, on August 13, 2009, affirmed the judgment of the United States District Court for the Southern District of New York dismissing the putative class action lawsuits.  Plaintiffs did not seek rehearing of the Court of Appeals’ decision and, to date, have not petitioned the Supreme Court of the United States for a writ of certiorari.  The Company believes that the allegations and claims are without merit and will continue to contest these claims vigorously.

The Company leases office space under two non-cancelable operating lease agreements which expire on October 31, 2015.  The Company reflects lease expense on a straight-line basis over the lease term in general and administrative expenses.  Lease expenses totaled $0.5 million for each of the three months ended September 30, 2009 and 2008.  Such expenses totaled $1.6 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively.

After terminating the Credit Agreement and related Revolving Credit Facility in September 2009, the Company deposited approximately $1.6 million with its landlord as security in case of default or failure to comply with lease requirements.  This security deposit is included in prepaid expenses and other assets on the consolidated statements of financial condition.

Note 6—Retirement Plan

Prior to 2009, the Company maintained a defined contribution pension plan which covered substantially all members and employees.  The Company made contributions to the plan at the discretion of management.  Under the terms of the plan, all such contributions vested immediately.  Company contributions for the three and nine months ended September 30, 2008 were $0.4 million and $1.4 million, respectively.  These expenses are included in compensation and benefits expense in the consolidated statements of operations.

Note 7—Compensation and Benefits

For the three months ended September 30, 2009 and 2008, compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended September 30,
	2009	2008
	(in thousands)

Cash Compensation and Other Benefits	$5,977	$7,888
Other Non-Cash Compensation	255	272
Total Compensation and Benefits Expense	$6,232	$8,160

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 7—Compensation and Benefits (continued)

For the nine months ended September 30, 2009 and 2008, compensation and benefits expense to employees and members is comprised of the following:

	For the Nine Months Ended September 30,
	2009	2008
	(in thousands)

Cash Compensation and Other Benefits	$17,439	$24,868
Other Non-Cash Compensation	816	905
Total Compensation and Benefits Expense	$18,255	$25,773

For the three and nine months ended September 30, 2009, the operating company granted no options to purchase capital units pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan (the “Plan”).  Similarly, no such grants occurred during the three months ended September 30, 2008.  For the nine months ended September 30, 2008, the operating company granted 446,000 options to purchase capital units. The options granted in 2008 had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance.  The Company determined that the total grant-date fair value of the options awarded in 2008 was approximately $1.2 million, using the Black-Scholes option pricing model.  For the three and nine months ended September 30, 2009 and 2008, the Company recognized approximately $0.1 million and $0.2 million, respectively, in compensation and benefits expense associated with the amortization of the awards.

On January 1, 2009 and 2008, the operating company granted 30,000 and 13,000, respectively, restricted Class B units to certain members pursuant to the Plan.  These unit grants each vest ratably over four-year periods commencing January 1, 2009 and 2008, respectively.  The amortization of these awards was less than $0.1 million for each of the three and nine months ended September 30, 2009 and 2008.

Pursuant to the operating company’s Bonus Plan, which became effective January 1, 2007, eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  Amounts deferred may be credited to an investment account, take the form of phantom Class B units, or be invested in money market funds at the employee’s discretion, and vest ratably over four years.  On January 1, 2008, the operating company issued 86,458 phantom Class B units as part of its Bonus Plan.  In December 2008, participants in the Company’s deferred compensation program converted a portion of their holdings in investment accounts into an aggregate of 89,826 phantom Class B units.  No such phantom units were granted for the three and nine months ended September 30, 2009.  All outstanding phantom units vest ratably over a four-year period that commenced January 1, 2008.  At September 30, 2009 and December 31, 2008, the liability associated with deferred compensation investment accounts was approximately $0.3 million, and has been included as a component of other liabilities on the consolidated statements of financial condition.  For the three and nine months ended September 30, 2009, the Company recognized approximately $0.3 million and $0.6 million, respectively, in compensation and benefits expense associated with the amortization of all deferred compensation awards.  For the three and nine months ended September 30, 2008, the Company recognized approximately $0.2 million and $0.7 million, respectively, in compensation and benefits expense associated with the amortization of all deferred compensation awards.

Note 8—Short Term Borrowings

Simultaneously with the Credit Agreement described below, on July 23, 2007, the operating company obtained a $20.0 million revolving credit facility, expiring on July 23, 2010, in order to finance its short term working capital needs.  This facility carried a commitment fee of 0.2% on any unused amounts, and the operating company’s approximately $1.8 million letter of credit

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 8—Short Term Borrowings (continued)

reduced the amounts otherwise available to be used.  On February 11, 2008, the operating company entered into Amendment No. 1 to the Credit Agreement, which, among other provisions, lowered the capacity of the revolving credit facility to $5.0 million.   On September 19, 2008, the operating company entered into Amendment No. 2 to the Credit Agreement.  The amendment reduced the capacity of the revolving credit facility from $5.0 million to $3.0 million and extended its maturity to July 23, 2011.  On October 28, 2008, the operating company entered into Amendment No. 3 to its Credit Agreement, which further reduced the commitments under the revolving credit agreement to approximately $1.8 million.  The Credit Agreement and the revolving credit facility were terminated in September 2009.  No balance was outstanding and no amounts were drawn down against the facility over the course of its existence.

Note 9—Debt

On July 23, 2007, the operating company entered into a $60.0 million, three-year Credit Agreement, the proceeds of which were used to finance a one-time distribution to its members.  Following the repayment by the operating company of the remaining principal amount outstanding in September 2009, this Credit Agreement was terminated.  The principal amount borrowed bore interest at a variable rate based, at the Company’s option, on (i) the one, two, three, nine or twelve-month LIBOR rate plus 1.00%, or (ii) the higher of the lender’s prime rate and the Federal Funds Rate.  The principal amount was payable in full at the end of the three-year term, with no penalty for prepayment.  Approximately $0.1 million in debt issuance costs were incurred in association with this loan.  Such costs were recorded in prepaid expenses and other assets on the consolidated statements of financial condition and were being amortized over the term of the loan.  The remaining unamortized debt issuance costs were written off upon termination of the Credit Agreement in September 2009.

On February 11, 2008, the operating company entered into Amendment No. 1 to the Credit Agreement.  The agreement, as amended, required the operating company to maintain assets under management of at least $15.0 billion and generate consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined, of at least $40.0 million in any consecutive four fiscal quarterly periods.  Pursuant to the terms of the amended agreement, term loan amortization was required beginning in any period when assets under management were less than $20.0 billion and ending when assets under management was greater than $21.5 billion.  Further, a 50% excess cash flow sweep was required if assets under management were below $17.5 billion.  Additionally, the LIBOR interest rate option was increased to LIBOR plus 1.50%.  For the period from February 11, 2008 through July 23, 2008, the interest rate in effect was 6.91%, which was equal to the twelve-month LIBOR rate in effect at the time of the closing of the agreement of 5.41%, plus 1.50%.  During the quarter ended September 30, 2008, the Company’s assets under management fell below $20 billion.  On June 30, 2008, the Company made a required amortization payment of $3.0 million.

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

On October 28, 2008, the operating company entered into Amendment No. 3 to its Credit Agreement.  This amendment provided for the following changes to the Credit Agreement, among others:

(i).                                  the minimum assets under management financial covenant was eliminated;

(ii).                               the excess cash flow mandatory repayment was eliminated;

(iii).                            the commitments under the revolving credit facility were reduced from $3.0 million to approximately $1.8 million;

(iv).                           with respect to loans borrowed at base rate, the margin added to base rate was increased from 0.00% to 0.75%; with respect to loans borrowed at LIBOR, the margin was not modified;

(v).                              certain additional restrictions were placed on the operating company’s ability to make Restricted Payments (as defined in the Credit Agreement), including dividends; and

(vi).                           amendments were made to certain covenants in order to permit the incurrence of subordinated debt by the operating company.

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

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 9—Debt (continued)

In order to fund the $25.0 million repayment by the operating company, the Company used $9.0 million in cash reserves and the proceeds from the issuance by the operating company of an aggregate of $16.0 million principal amount of Senior Subordinated Notes (collectively, the “Notes”) to entities established by Richard S. Pzena, the Company’s Chief Executive Officer, for the benefit of certain of his family members, to an entity controlled by a Company director, and to a former employee.  The issuance of these Notes was approved by the three independent members of the Company’s Board of Directors.

The Notes were issued on October 28, 2008.  Each of these Notes is unsecured, has a ten-year maturity and bears interest at 6.30% per annum.  The provisions of the Notes include a restricted payments covenant (including dividends), a prohibition on incurring indebtedness which is not subordinated to the Notes, and events of default based on failure to make payments, bankruptcy, change of control and acceleration of material indebtedness.  In addition, the Notes were subordinated to the repayment in full of the loans under the Credit Agreement.

As discussed above, subsequent to Amendment No. 2 and Amendment No. 3 to the Company’s Credit Agreement in 2008, the minimum EBITDA and minimum AUM covenants were eliminated.  The Company was in compliance with these covenants as of and for all 2008 periods in which they were in effect.

During the six months ended June 30, 2009, the Company repaid $12.0 million of the principal amount outstanding under the Credit Agreement.  The Company repaid the remaining $10.0 million of the principal amount outstanding under the Credit Agreement during the three months ended September 30, 2009.  Concurrently with the termination of the credit agreement, the security interest in the accounts receivable of the operating company and one of its subsidiaries was released in September 2009.

Note 10—Interest Rate Swap

The Company manages its exposure to changes in market rates of interest.  The Company’s use of derivative instruments was limited to an interest rate swap used to manage the interest rate exposure related to its Credit Agreement.

On February 28, 2008, the operating company entered into a $60.0 million notional amount interest rate swap agreement that commenced on July 23, 2008.  This interest rate swap was subsequently unwound in conjunction with the termination of the Credit Agreement in September 2009.  The swap obligated the operating company to pay a 2.825% fixed rate of interest on the notional amount and required the counterparty to pay the operating company a floating interest rate based on the monthly LIBOR interest rate.  The spread on the Credit Agreement was in addition to these amounts.

During the three months ended September 30, 2008, the Company changed the designation of its swap agreement from a cash flow hedge to a trading derivative, as a significant portion of the cash flows associated with the original forecasted transaction were probable not to occur due to the amortization payments required to be made pursuant to the terms of its amended Credit Agreement.  Accordingly, the Company reclassified the cumulative changes in fair value related to this swap from accumulated other comprehensive income to other income/(expense).  The Company recorded all changes to the swap’s fair value as a component of other income/(expense).  For the three and nine months ended September 30, 2009, the Company recognized less than $0.1 million in other expense related to such changes.  For each of the three and nine months ended September 30, 2008, the Company recognized approximately $0.3 million in other income associated with the change in fair value of the swap agreement.

Concurrently with the reductions in principal outstanding under the Credit Agreement in 2008, the Company reduced the notional amount of its interest rate swap to $22.0 million.  The amounts paid to the counterparty in exchange for these reductions were approximately $0.1 million.  During 2009, the Company similarly reduced the notional amount of its interest rate swap in tandem with the remaining $22.0 million reductions in principal amounts outstanding under the Credit Agreement.  The amounts paid to the counterparty in exchange for these reductions were approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2009, respectively.

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

For the three months ended September 30, 2009 and 2008, the Company’s taxable income was determined as follows:

	For the Three Months Ended
	September 30,
	2009	2008
	(in thousands)

Income Before Taxes	$10,228	$63,611
Unincorporated Business Taxes	(516)	(769)
Non-Controlling Interests	(8,082)	(10,785)
Income Before Corporate Income Taxes	$1,630	$52,057

For the nine months ended September 30, 2009 and 2008, the Company’s taxable income was determined as follows:

	For the Nine Months Ended
	September 30,
	2009	2008
	(in thousands)

Income Before Taxes	$21,888	$90,752
Unincorporated Business Taxes	(1,259)	(2,594)
Non-Controlling Interests	(17,767)	(36,997)
Income Before Corporate Income Taxes	$2,862	$51,161

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.  It is the Company’s policy to recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision.  For the three and nine months ended September 30, 2009 and 2008, no such expenses were recognized.  As of September 30, 2009 and December 31, 2008, no such accruals were recorded.

The Company and the operating company are generally no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for any year prior to 2006.  All tax years subsequent to and including 2006 are considered open and subject to examination by tax authorities.

The components of the income tax provision are as follows (in thousands):

	For the Three Months Ended September 30,
	2009	2008
Current Provision:
Unincorporated Business Taxes	$572	$824
Local Corporate Tax	—	(3)
State Corporate Tax	—	(2)
Federal Corporate Tax	—	(20)
Total Current Provision	$572	$799
Deferred Provision:
Unincorporated Business Taxes	$(56)	$(55)
Local Corporate Tax	57	50
State Corporate Tax	108	116
Federal Corporate Tax	372	334
Total Deferred Provision	$481	$445
Deferred Income Tax Valuation Allowance	(3,093)	62,720
Income Tax Provision/(Benefit)	$(2,040)	$63,964

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 11—Income Taxes (continued)

	For the Nine Months Ended September 30,
	2009	2008
Current Provision:
Unincorporated Business Taxes	$1,426	$2,758
Local Corporate Tax	—	(3)
State Corporate Tax	—	(2)
Federal Corporate Tax	—	(20)
Total Current Provision	$1,426	$2,733
Deferred Provision:
Unincorporated Business Taxes	$(167)	$(164)
Local Corporate Tax	121	176
State Corporate Tax	231	338
Federal Corporate Tax	793	1,159
Total Deferred Provision	$978	$1,509
Deferred Income Tax Valuation Allowance	(4,783)	62,720
Income Tax Provision/(Benefit)	$(2,379)	$66,962

Prior to October 30, 2007, the operating company was a cash basis taxpayer.  As a result of the Company’s acquisition of membership units in conjunction with the offering, the operating company was required to become an accrual basis taxpayer.  Pursuant to Section 481 of the Internal Revenue Code, the cumulative difference between the two methods of taxpaying are amortizable over four years.  These differences generated approximately $0.3 million and $0.4 million in deferred tax liabilities as of September 30, 2009 and December 31, 2008, respectively.  Such amounts are recorded in other liabilities in the consolidated statements of financial condition.

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

In September 2008, the Company evaluated the asset associated with this election, after the decline in its AUM resulted in, for the first time, projections below the point at which the Company would generate sufficient full-year taxable income to fully utilize this deferred tax asset.  Other negative evidence it reviewed included: (i) the generally uncertain economic environment, which has been reflected in declining stock markets and had a corresponding impact on our AUM and revenue levels; (ii) the accelerating negative trends affecting the asset management industry in particular; and (iii) the difficulty of projecting AUM in the current volatile environment.  These factors were moderated by: (i) the Company’s ability to control its compensation costs, which is its single largest expense; (ii) management’s experience in the asset management industry, and minimal turnover of key personnel; and (iii) the ability of the Company to utilize tax losses generated by this asset over a longer time horizon.  In conducting its analysis, the Company believed that the inherent difficulty in projecting future income was exacerbated by the economic environment.  It correspondingly limited its projections to three years.  Over this time period, the Company projected taxable income assuming no AUM growth and modest reductions in its cost structure.

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

As discussed further in Note 14 below, on March 3, 2009, certain of the operating company’s members exchanged an aggregate of 2,445,973 of their Class B units for an equivalent number of shares of Company Class A common stock.   The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair value of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $2.5 million deferred tax asset and a corresponding $2.2 million liability to selling and converting shareholders under the Tax Receivable Agreement.  Using the methodology described above, the Company assessed the realizability of the deferred tax asset associated with this exchange and determined that a portion of its benefits would go unutilized.  Consequently, the Company established a $2.4 million valuation allowance to reduce the deferred tax asset to an amount more likely than not to be realized.  This deferred tax asset remains available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders to reflect this change in the estimated realization of the asset.  As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

During the three and nine months ended September 30, 2009, the Company reduced its valuation allowance by approximately $3.1 million and $4.8 million, respectively, due to revised estimates of future taxable income.  To reflect this change in the estimated realization of the asset, the Company correspondingly increased its liability to selling and converting shareholders by $2.4 million for the three months ended September 30, 2009, and by $3.6 million for the nine months ended September 30, 2009.  The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax provision and other expense, respectively, on the consolidated statements of operations.  As of September 30, 2009 and December 31, 2008, the net values of all deferred tax assets were approximately $7.2 million and $3.4 million, respectively.

As of September 30, 2009 and December 31, 2008, the net value of the liability to selling and converting shareholders were approximately $5.5 million and $1.8 million, respectively.

The change in the Company’s net deferred tax assets for the three months ended September 30, 2009 is summarized as follows (in thousands):

	Section 754	Other	Valuation Allowance	Total

Balance at June 30, 2009	$66,459	$1,617	$(63,399)	$4,677
Deferred Tax Expense	(726)	190	—	(536)
Change in Valuation Allowance	—	—	3,093	3,093
Balance at September 30, 2009	$65,733	$1,807	$(60,306)	$7,234

The change in the Company’s net deferred tax assets for the nine months ended September 30, 2009 is summarized as follows (in thousands):

	Section 754	Other	Valuation Allowance	Total

Balance at December 31, 2008	$65,368	$785	$(62,709)	$3,444
Deferred Tax Expense	(2,166)	1,022	—	(1,144)
Unit Conversion	2,531	—	(2,380)	151
Change in Valuation Allowance	—	—	4,783	4,783
Balance at September 30, 2009	$65,733	$1,807	$(60,306)	$7,234

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 12—Investments in Equity Securities, at Fair Value

Investments in equity securities consisted of the following at September 30, 2009:

	Cost	Unrealized Loss	Fair Value
	(in thousands)

Equities	$18,420	$(47)	$18,373

Investments in equity securities consisted of the following at December 31, 2008:

	Cost	Unrealized Loss	Fair Value
	(in thousands)

Equities	$24,097	$(10,052)	$14,045

Note 13—Non-Controlling Interests

The Company did not initially record a non-controlling interest associated with the acquisition of its operating company, as the post-offering net equity of the operating company was less than zero.  As required by the Consolidation Topic of the FASB ASC, a non-controlling interest in the equity of the operating company was recorded after the initial deficit that existed at acquisition was extinguished in 2008.

Non-controlling interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Three Months Ended September 30,
	2009	2008
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$8,082	$10,785
Non-Controlling Interest in Consolidated Subsidiaries	2,754	(2,428)
Non-Controlling Interests	$10,836	$8,357

	For the Nine Months Ended September 30,
	2009	2008
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$17,767	$36,997
Non-Controlling Interest in Consolidated Subsidiaries	3,764	(6,097)
Non-Controlling Interests	$21,531	$30,900

Non-controlling interests in the equity of the Company’s operating company and consolidated subsidiaries are summarized as follows at September 30, 2009 and December 31, 2008:

	As of
	September 30, 2009	December 31, 2008
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$10,415	$3,397
Non-Controlling Interest in Consolidated Subsidiaries	11,512	8,422
Non-Controlling Interests	$21,927	$11,819

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 14—Members’ Equity Interests of Operating Company

Except as otherwise provided by law, the liability of a member of the operating company is limited to the amount of its capital account.  A member may transfer or assign all, or any part of, its membership interest to any other party (a “Transferee”).  A Transferee of such membership interest shall not become a member unless its membership in the operating company is unanimously approved by the then existing member(s) in writing.  Any Transferee admitted as a member shall succeed to the capital account, or portion thereof, transferred or assigned, as if no such transfer or assignment had occurred.

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

On October 30, 2007, the Company consummated an initial public offering of 6,100,000 shares of its Class A common stock, par value $0.01 per share, for net proceeds of approximately $98.9 million, after payment of underwriting discounts and offering expenses.  These net proceeds were used to purchase 6,100,000 membership units of the operating company, representing 9.5% of its then outstanding membership units, from its two outside investors and one former employee.  Concurrently with the consummation of the Company’s initial public offering, the operating agreement of the operating company was amended and restated such that, among other things, (i) the Company became the sole managing member of the operating company, (ii) the 6,100,000 membership units of the operating company that the Company acquired were reclassified as Class A units of the operating company, (iii) an additional 11,118 Class A units were issued to the Company in respect of its issuance of 11,112 shares of Class A common stock to certain directors of the Company on October 30, 2007, and contribution of the $100 initial investment the Company received in exchange for issuance of six shares of Class A common stock on May 10, 2007, and (iv) the holders of the remaining 90.5% of the outstanding membership units of the operating company were reclassified as Class B units of the operating company.  Class A and Class B units of the operating company have the same economic rights per unit.  Accordingly, immediately following the consummation of the offering and reorganization, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.5% and 90.5%, respectively, of the economic interests in the operations of the business.  As of September 30, 2009, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interests in the operations of the business.

For each membership unit of the operating company that was reclassified as a Class B unit in the reorganization, the Company issued the holder one share of its Class B common stock, par value $0.000001 per share, in exchange for the payment of this par value.  Each share of the Company’s Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of the Company’s common stock outstanding.  From this time and thereafter, each share of the Company’s Class B common stock entitles its holder to one vote.  When a Class B unit is exchanged for a share of the Company’s Class A common stock or forfeited, a corresponding share of the Company’s Class B common stock will automatically be redeemed and cancelled.  Conversely, to the extent that the Company causes Pzena Investment Management, LLC to issue additional Class B units to employees pursuant to its equity incentive plan, these additional holders of Class B units would be entitled to receive a corresponding number of shares of the Company’s Class B common stock (including if the Class B units awarded are subject to vesting).

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

The acquisition of the operating company’s membership interests by the Company has been treated as a reorganization of entities under common control as required by the Business Combinations Topic of the FASB ASC.  Accordingly, the net assets assumed by

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 14—Members’ Equity Interests of Operating Company (continued)

the Company through the offering have been reported at the operating company’s historical cost basis.  As a result of these transactions, as of and subsequent to October 30, 2007, (i) the Company has consolidated the financial results of the operating company with its own and reflected the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements, and (ii) the Company’s income will be generated by its economic interest in the operating company’s net income.

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

On March 3, 2009 certain of the operating company’s members exchanged an aggregate of 2,445,973 of their Class B units for an equivalent number of shares of Company Class A common stock.  The incremental acquisition of additional operating company membership interests was similarly treated as a reorganization of entities under common control as required by the Business Combinations Topic of the FASB ASC.

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

On August 6, 2009, a net amount of 78,211 options to purchase Class B units were exercised.  Subsequent to the exchange and option exercise, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interest in the operations of the business.

Note 15—Subsequent Events

As required by the Subsequent Events Topic of the FASB ASC, the Company evaluated subsequent events through the issuance date of its financial statements on November 9, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an investment management firm that utilizes a classic value investment approach in each of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At September 30, 2009, our assets under management (or “AUM”), was $13.9 billion.  We manage separate accounts on behalf of institutions and high net worth individuals and act as sub-investment adviser for a variety of SEC-registered mutual funds and offshore funds.

We function as the holding company through which the business of our operating company, Pzena Investment Management, LLC, is conducted.  Following our initial public offering and reorganization on October 30, 2007, we became the sole managing member of Pzena Investment Management, LLC.  As such, we now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and other investors’ collective membership interest in our operating company, we reflect their ownership as a non-controlling interest in our consolidated financial statements.  As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company’s net income.  As of September 30, 2009, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interests in the operations of the business.

Revenue

We generate revenue from management fees and incentive fees, which we collectively refer to as our advisory fees, by managing assets on behalf of separate institutional accounts and acting as a sub-investment adviser for retail clients, including mutual funds and certain other investment funds.  Our advisory fee income is recognized over the period in which investment management services are provided.  As preferred by the Revenue Recognition Topic of the FASB ASC, income from incentive fees is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.

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

For our institutional accounts, we are paid fees according to a schedule, which varies by investment strategy.  The substantial majority of these accounts pay us management fees pursuant to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases.  Certain of these clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a slightly lower base fee, but allows us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark.

Pursuant to our sub-investment advisory agreements with our retail clients, we are generally paid a management fee according to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases.  Certain of these funds pay us fixed rate management fees.  Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of AUM, are lower than the advisory fees we earn on our institutional accounts.

The majority of advisory fees we earn on institutional accounts are based on the value of AUM at a specific date on a quarterly basis, either in arrears or advance.  Advisory fees on certain of our institutional accounts, and with respect to most of our retail accounts, are calculated based on the average of the monthly or daily market value.  Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio.  While a specific group of accounts may use the same fee rate, the method used to calculate the fee according to the fee rate schedule may differ as described above.

Our advisory fees may fluctuate based on a number of factors, including the following:

•                  changes in AUM due to appreciation or depreciation of our investment portfolios, and the levels of the contribution and withdrawal of assets by new and existing clients;

•                  distribution of AUM among our investment strategies, which have different fee schedules;

•                  distribution of AUM between institutional accounts and retail accounts, for which we generally earn lower overall advisory fees; and

•                  the level of our performance with respect to accounts on which we are paid incentive fees.

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

Compensation and Benefits Expense

Our largest expense is compensation and benefits, which includes the salaries, bonuses, equity-based compensation, and related benefits and payroll costs attributable to our members and employees.  Compensation and benefits packages are benchmarked against relevant industry and geographic peer groups in order to attract and retain qualified personnel.  Cash compensation has declined as a result of lower overall compensation levels, as well as lower revenue-based variable compensation costs and a decline in headcount.  The table included in the section below describes the components of our compensation expense for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,
	2009	2008
	(in thousands)

Cash Compensation and Other Benefits	$5,977	$7,888
Other Non-Cash Compensation	255	272
Total Compensation and Benefits Expense	$6,232	$8,160

	For the Nine Months Ended September 30,
	2009	2008
	(in thousands)

Cash Compensation and Other Benefits	$17,439	$24,868
Other Non-Cash Compensation	816	905
Total Compensation and Benefits Expense	$18,255	$25,773

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

On January 1, 2007, we instituted a deferred compensation plan, in which employees who earn in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount.  These deferred amounts may be invested, at the employee’s discretion, in certain of our investment strategies, restricted phantom units of our operating company, or money market funds.  Amounts deferred in any period reduce that period’s cash compensation expense and vest ratably over a four-year period beginning on January 1 of the next calendar year; therefore, the amortization of a ratable portion of 2007 deferred amounts has been reflected in our expenses for the three and nine months ended September 30, 2009 and 2008.  Should additional amounts be deferred in future periods, we would expect the non-cash portion of our compensation expense to increase as the existing and subsequently deferred amounts are amortized through income.

As of September 30, 2009, we had approximately $1.6 million in unrecorded compensation expense related to phantom operating company units issued pursuant to our deferred compensation plan and operating company unit and option grants issued under our PIM LLC 2006 Equity Incentive Plan.  We expect that the amortization of these amounts will be approximately $0.7 million for 2009 and 2010, with a negligible amount amortized thereafter.

General and Administrative Expenses

General and administrative expenses include office expenses, professional and outside services fees, depreciation, and the costs associated with operating and maintaining our research, trading, and portfolio accounting systems.  Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the overall size and scale of our business operations.

As a result of our offering on October 30, 2007, we have incurred, and expect to incur, additional expenses associated with being a public company for, among other things, director and officer insurance, director fees, SEC reporting and compliance (including Sarbanes-Oxley compliance), professional fees, transfer agent fees, and other similar expenses.  These additional expenses have and will reduce our net income.

Other Income

Other income is derived primarily from investment income or loss arising from our investments in various private investment vehicles that we employ to incubate new strategies, interest expense on our outstanding debt, mark-to-market movements on our swap agreement prior to its termination, and interest income generated on our excess cash balances.  Other income is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was implemented subsequent to our reorganization and offering on October 30, 2007.  As discussed further below, under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from the Company’s acquisitions of operating company units from its selling and converting shareholders.  Amounts waived by our selling and converting shareholders reduce this liability.  We expect the interest and investment components of other income, in the aggregate, to fluctuate based on market conditions and the performance of our investment strategies.

Non-Controlling Interests

Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence.  After our reorganization, we became the sole managing member of our operating company and now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company’s net income.  As of September 30, 2009, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interests in the operations of the business.

Income Tax Provision/(Benefit)

While our operating company has historically not been subject to U.S. federal and certain state income taxes, it has been subject to New York City Unincorporated Business Tax.  As a result of our reorganization, we are now subject to taxes applicable to C-corporations.  As such, our effective tax rate has increased as a result of our reorganization.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  As of September 30, 2009 and December 31, 2008, the Company’s valuation allowance against the deferred tax asset associated with our acquisition of operating company units in conjunction with the offering and subsequent grants was $60.3 million and a $62.7 million, respectively.

Operating Results

General

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

In 2008 and continuing through the quarter ended March 31, 2009, the performance of our investment strategies was negatively impacted by significant volatility in the equity markets.  Investment performance during 2008 was influenced by our overweight exposure to the financial services sector in particular, which underperformed.  As a result, our assets under management declined by $1.6 billion, or 10.3%, from $15.5 billion at September 30, 2008, to $13.9 billion at September 30, 2009, due to net outflows of $1.2 billion and negative performance of $0.4 billion.

During the three months ended September 30, 2009, we experienced gross inflows of $1.2 billion, which were partially offset by gross outflows of $0.7 billion.    Our institutional accounts experienced $0.9 billion in gross inflows, partially offset by $0.3 billion in gross outflows.  Our retail accounts experienced gross outflows of $0.4 billion, which were partially offset by $0.3 billion in gross inflows.  The $0.5 billion in overall net inflows was mainly attributable to strong institutional inflows into our Europe, Australasia, and Far East (“EAFE”) Value investment strategies.

During the nine months ended September 30, 2009, we experienced gross outflows of $3.0 billion, which were partially offset by gross inflows of $2.7 billion.  Our institutional accounts experienced $1.8 billion in gross inflows, partially offset by $1.5 billion in gross outflows.  Our retail accounts experienced gross outflows of $1.5 billion, which were partially offset by $0.9 billion in gross inflows.  The $0.3 billion in overall net outflows was mainly attributable to the weaker performance of our retail funds compared to that of their peers, which offset the institutional inflows described above.

Our average AUM fluctuates based on changes in the market value of accounts advised and managed by us, and on fund flows.  Accordingly, given our lower AUM levels, our revenues in 2009 have declined from the prior year.  A decrease in revenue results in lower operating income and net income.

We expect that we will experience continued pressure on our operating margins in the future if AUM were to further decline.  Our operating expenses have declined modestly in 2009 from the comparable 2008 periods, as we identified and implemented potential cost savings opportunities.

Assets Under Management and Flows

The change in AUM in our institutional accounts and our retail accounts for the three and nine months ended September 30, 2009 and 2008 is described below:

	For the Three Months Ended September 30,
Assets Under Management	2009	2008
	(in billions)
Institutional Accounts
Beginning of Period Assets	$7.5	$13.0
Inflows	0.9	0.7
Outflows	(0.3)	(2.0)
Net Flows	0.6	(1.3)
Performance	2.1	(0.9)
End of Period Assets	$10.2	$10.8
Retail Accounts
Beginning of Period Assets	$3.1	$5.5
Inflows	0.3	0.5
Outflows	(0.4)	(0.9)
Net Flows	(0.1)	(0.4)
Performance	0.7	(0.4)
End of Period Assets	$3.7	$4.7
Total
Beginning of Period Assets	$10.6	$18.5
Inflows	1.2	1.2
Outflows	(0.7)	(2.9)
Net Flows	0.5	(1.7)
Performance	2.8	(1.3)
End of Period Assets	$13.9	$15.5

	For the Nine Months Ended September 30,
Assets Under Management	2009	2008
	(in billions)
Institutional Accounts
Beginning of Period Assets	$7.4	$15.9
Inflows	1.8	2.3
Outflows	(1.5)	(3.3)
Net Flows	0.3	(1.0)
Performance	2.5	(4.1)
End of Period Assets	$10.2	$10.8
Retail Accounts
Beginning of Period Assets	$3.3	$7.7
Inflows	0.9	2.3
Outflows	(1.5)	(3.3)
Net Flows	(0.6)	(1.0)
Performance	1.0	(2.0)
End of Period Assets	$3.7	$4.7
Total
Beginning of Period Assets	$10.7	$23.6
Inflows	2.7	4.6
Outflows	(3.0)	(6.6)
Net Flows	(0.3)	(2.0)
Performance	3.5	(6.1)
End of Period Assets	$13.9	$15.5

In September 2009, we changed the classification of our assets under management to better reflect the underlying behavior and composition of our client base.  We now group our assets into two categories: Institutional Accounts and Retail Accounts, which better illustrate the characteristics and trends inherent in our client relationships.  The change in classification did not impact reported totals of assets under management.

Our Institutional Accounts are primarily comprised of foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and funds which service institutional investors.  Our Retail Accounts are generally open-end mutual funds which cater primarily to retail clients.  Historical information has been reclassified for all periods presented.

At September 30, 2009, our $13.9 billion of AUM were invested in value-oriented investment strategies which represent distinct geographical segments of the U.S., Global, and EAFE markets.  The following table describes the allocation of our AUM, as of September 30, 2009, among our investment strategies:

Investment Strategy	AUM at September 30, 2009
(in billions)

U.S. Value Strategies	$9.9
Global Value Strategies	2.4
EAFE Value Strategies	1.6
Total	$13.9

Three Months Ended September 30, 2009 versus September 30, 2008

At September 30, 2009, the Company managed $13.9 billion in total assets, a decrease of $1.6 billion, or 10.3%, from $15.5 billion at September 30, 2008.  The year-over-year decrease in AUM was due primarily to $1.2 billion in net outflows, and, to a lesser extent, market depreciation of $0.4 billion.  Generally negative economic conditions and our 2008 overweight investment exposure to the financial services sector in particular, which underperformed, contributed to the performance-related decline in our AUM.  Our retail accounts experienced net outflows of $0.1 billion for the three months ended September 30, 2009.  These net outflows were driven in part by our investment strategies’ underperformance relative to their respective benchmarks and client asset re-balancing in response to the volatile economic environment.

The Company managed $10.2 billion in institutional accounts and $3.7 billion in retail accounts, for a total of $13.9 billion in assets at September 30, 2009.  Assets in institutional accounts increased by $2.7 billion, or 36.0%, during the three months ended September 30, 2009, due to $2.1 billion in market appreciation and inflows of $0.9 billion, partially offset by outflows of $0.3 billion.  Assets in retail accounts increased by $0.6 billion, or 19.4%, during the three months ended September 30, 2009, as a result of $0.7 billion in market appreciation and $0.3 billion in gross inflows, offset by $0.4 billion in gross outflows.

Nine months ended September 30, 2009 versus September 30, 2008

At September 30, 2009, the Company managed $13.9 billion in total assets, a decrease of $1.6 billion, or 10.3%, from $15.5 billion at September 30, 2008.  The year-over-year decrease in AUM was due primarily to net outflows of $1.2 billion, and, to a lesser extent, $0.4 billion in market depreciation.

The Company managed $10.2 billion in institutional accounts and $3.7 billion in retail accounts, for a total of $13.9 billion in assets at September 30, 2009.  Assets in institutional accounts increased by $2.8 billion, or 37.8%, during the nine months ended September 30, 2009, due to $2.5 billion in market appreciation and $0.3 billion net inflows.  This compared with a decrease in institutional accounts of $5.1 billion, or 32.1%, during the nine months ended September 30, 2008, as a result of $4.1 billion in market depreciation and $1.0 billion in net outflows.  Assets in our retail accounts increased by $0.4 billion, or 12.1%, during the nine months ended September 30, 2009, as a result of $1.0 billion of market appreciation, offset by $0.6 million in net outflows.  This compared to a decrease in retail accounts of $3.0 billion, or 39.0%, during the nine months ended September 30, 2008, due to $2.0 billion of market depreciation and $1.0 billion in net outflows.

At September 30, 2009, institutional accounts represented 73.4% of our total AUM, and retail accounts represented 26.6% of our total AUM, as compared to 69.7% and 30.3%, respectively, at September 30, 2008.  At September 30, 2009, our U.S. value strategies accounted for 71.2% of our AUM and our Global Value and EAFE Value investment strategies, combined, accounted for 28.8% of our AUM, compared to 81.3% and 18.7%, respectively, at September 30, 2008.

Our revenues from advisory fees earned on our institutional accounts and our retail accounts for the three and nine months ended September 30, 2009 and 2008 is described below:

	Three Months Ended September 30,
Revenue	2009	2008
	(in millions)

Institutional Accounts	$13.8	$20.1
Retail Accounts	3.0	5.0
Total	$16.8	$25.1

	Nine Months Ended September 30,
Revenue	2009	2008
	(in millions)

Institutional Accounts	$36.5	$66.8
Retail Accounts	8.2	16.6
Total	$44.7	$83.4

Three Months Ended September 30, 2009 versus September 30, 2008

Our total revenue decreased $8.3 million, or 33.1%, to $16.8 million for the three months ended September 30, 2009, from $25.1 million for the three months ended September 30, 2008.  This change was driven primarily by a reduction in weighted average AUM, which decreased $5.4 billion, or 30.7%, to $12.2 billion for the three months ended September 30, 2009, from $17.6 billion from the three months ended September 30, 2008.

Our total weighted average fees were 0.550% and 0.569% for the three months ended September 30, 2009 and 2008, respectively.  This decrease was due in part to an increase in the average account size of our institutional clients; our tiered fee schedules generally charge lower rates as account size increases.  Weighted average assets in institutional accounts decreased $3.5 billion, or 28.5%, to $8.8 billion for the three months ended September 30, 2009, from $12.3 billion for the three months ended

September 30, 2008.  Institutional accounts had weighted average fees of 0.630% and 0.654% for the three months ended September 30, 2009 and 2008, respectively.  The year-over-year decrease in weighted average fees was primarily a result of higher institutional average account size, which generally causes a lower fee rate.  Weighted average assets in retail accounts decreased $1.9 billion, for the three months ended September 30, 2009, from $5.3 billion for the three months ended September 30, 2008.  Retail accounts had weighted average fees of 0.346% and 0.372% for the three months ended September 30, 2009 and 2008, respectively.  The year-over-year decline in weighted average fees was due primarily to the effect of a temporary, voluntary partial fee waiver on the John Hancock Classic Value Fund.  Our share of the reduction expires in May 2010.

Nine months ended September 30, 2009 versus September 30, 2008

Our total revenue decreased $38.7 million, or 46.4%, to $44.7 million for the nine months ended September 30, 2009, from $83.4 million for the nine months ended September 30, 2008.  This decrease was driven primarily by a decline in weighted average AUM, which decreased $9.4 billion, or 46.8%, to $10.7 billion for the nine months ended September 30, 2009, from $20.1 billion for the nine months ended September 30, 2008.

Our total weighted average fees were 0.559% and 0.551% for the nine months ended September 30, 2009 and 2008, respectively.  This increase was primarily due to the higher mix of assets in our Global Value strategies and EAFE Value strategies.  Weighted average assets in institutional accounts decreased $6.5 billion, or 46.1%, to $7.6 billion for the nine months ended September 30, 2009, from $14.1 billion for the nine months ended September 30, 2008.  Institutional accounts had weighted average fees of 0.642% and 0.633% for the nine months ended September 30, 2009 and 2008, respectively.  Weighted average assets in retail accounts decreased $3.0 billion, or 49.2%, to $3.1 billion for the nine months ended September 30, 2009, from $6.1 billion for the nine months ended September 30, 2008.  Retail accounts had weighted average fees of 0.355% and 0.363% for the nine months ended September 30, 2009 and 2008, respectively.

Expenses

Our operating expenses are driven primarily by our compensation costs.  The table below describes the components of our compensation expense for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,
	2009	2008
	(in thousands)

Cash Compensation and Other Benefits	$5,977	$7,888
Other Non-Cash Compensation	255	272
Total Compensation and Benefits Expense	$6,232	$8,160

	For the Nine Months Ended September 30,
	2009	2008
	(in thousands)

Cash Compensation and Other Benefits	$17,439	$24,868
Other Non-Cash Compensation	816	905
Total Compensation and Benefits Expense	$18,255	$25,773

Three Months Ended September 30, 2009 versus September 30, 2008

Total operating expenses decreased by $2.7 million, or 25.0%, to $8.1 million for the three months ended September 30, 2009, from $10.8 million for the three months ended September 30, 2008.  This decline was primarily a result of overall reductions in bonus-related and variable compensation costs, as well as decreases in professional services and data systems expenses.

Compensation and benefits expense decreased by $2.0 million, or 24.4%, to $6.2 million for the three months ended September 30, 2009, from $8.2 million for the three months ended September 30, 2008.  This decline was primarily a result of lower cash compensation arising from reduced staffing levels and firmwide decreases in bonus-related and AUM-based variable compensation expense.  Our employee count decreased from 75 at September 30, 2008, to 65 at September 30, 2009.  The year-over-year decrease in headcount was primarily a result of staff reductions in back office operations undertaken in the fourth quarter of 2008, as well as natural attrition throughout the year.

General and administrative expenses decreased by $0.7 million, or 26.9%, to $1.9 million for the three months ended September 30, 2009, from $2.6 million for the three months ended September 30, 2008.  This decrease was mainly attributable to declines in professional services fees and data systems costs arising from ongoing efforts to contain costs.

Nine months ended September 30, 2009 versus September 30, 2008

Total operating expenses decreased by $9.5 million, or 27.9%, to $24.6 million for the nine months ended September 30, 2009, from $34.1 million for the nine months ended September 30, 2008.  This decrease was primarily attributable to firm-wide reductions in staffing and bonus-related and variable compensation costs, as well as decreases in professional services and data systems expenses.

Compensation and benefits expense decreased by $7.5 million, or 29.1%, to $18.3 million for the nine months ended September 30, 2009, from $25.8 million for the nine months ended September 30, 2008.  This decrease was primarily attributable to firm-wide reductions in bonus-related and variable compensation costs.  Our employee count decreased from 75 at September 30, 2008, to 65 at September 30, 2009.  The year-over-year decrease in headcount was primarily a result of staff reductions in back office operations undertaken in the fourth quarter of 2008, as well as natural attrition throughout the year.

General and administrative expenses decreased by $2.0 million, or 24.1%, to $6.3 million for the nine months ended September 30, 2009, from $8.3 million for the nine months ended September 30, 2008.  This decrease was mainly attributable to declines in professional services fees and data systems costs.

Other Income

Three Months Ended September 30, 2009 versus September 30, 2008

Other income was $1.6 million for the three months ended September 30, 2009, and consisted primarily of $4.2 million in income related to the positive performance of the Company’s investments in its own products and $0.1 million in interest and dividend income.  This income was partially offset by $0.4 million in interest expense and $2.4 million in other expense associated with an increase in the Company’s liability to its selling and converting shareholders associated with changes in the realizability of its related deferred tax asset.  Other income was $49.3 million for the three months ended September 30, 2008.  This year-over-year decrease was primarily a result of a $53.3 million credit to other income associated with the reduction in the liability to selling and converting shareholders associated with changes in the realizability of its related deferred tax asset that was recorded in the three months ended September 30, 2008 and not replicated in the three months ended September 30, 2009.

Nine months ended September 30, 2009 versus September 30, 2008

Other income was $1.8 million for the nine months ended September 30, 2009, and consisted primarily of $6.1 million in income related to the positive performance of Company’s investments in its own products, largely offset by interest expense and adjustments to the Company’s liability to its selling and converting shareholders.  For the nine months ended September 30, 2008, other income was $41.5 million and consisted primarily of a $53.3 million credit to other income associated with the reduction in the liability to selling and converting shareholders associated with changes in the realizability of its related deferred tax asset.  This was partially offset by $11.0 million in losses related to the negative performance of the Company’s investments in its own products.

Income Tax Provision/(Benefit)

Three Months Ended September 30, 2009 versus September 30, 2008

The Company recognized a $2.0 million income tax benefit for the three months ended September 30, 2009, and recorded a $64.0 million provision for the three months ended September 30, 2008.  The income tax benefit for the three months ended September 30, 2009 was generated primarily by a $3.1 million reduction in the valuation allowance to the Company’s deferred tax asset associated with its tax receivable agreement.  For the three months ended September 30, 2008, the provision for income taxes was generated primarily by the establishment, on September 30, 2008, of a $62.7 million valuation allowance assessed against the deferred tax asset recorded as part of our initial public offering.  A comparison of the effective tax rate for the three months ended September 30, 2009 and 2008 is not meaningful due to the effect of the valuation allowance.

Nine months ended September 30, 2009 versus September 30, 2008

The Company recognized a $2.4 million income tax benefit for the nine months ended September 30, 2009, and recorded a $67.0 million provision for the nine months ended September 30, 2008.  The 2009 income tax benefit was generated primarily by a $4.8 million reduction in the valuation allowance to the Company’s deferred tax asset associated with its tax receivable agreement.  For the nine months ended September 30, 2008, the provision for income taxes was generated primarily by the establishment, on

September 30, 2008, of a $62.7 million valuation allowance assessed against the deferred tax asset recorded as part of our initial public offering.  A comparison of the effective tax rate for the nine months ended September 30, 2009 and 2008 is not meaningful due to the effect of the valuation allowance.

Non-Controlling Interests

Three Months Ended September 30, 2009 versus September 30, 2008

Net income attributable to non-controlling interests was $10.8 million for the three months ended September 30, 2009, and consisted of $8.1 million associated with our employees’ and outside investors’ interest in the income of the operating company and approximately $2.7 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships.  For the three months ended September 30, 2008, net income attributable to non-controlling interests was $8.4 million and consisted of $10.8 million associated with our employees’ and outside investors’ interest in the income of the operating company, offset by the $2.4 million effect of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships.  The change in net income attributable to non-controlling interests reflects primarily the decline in our weighted average AUM, which had a corresponding negative impact on revenues and income, offset by the positive return on the investments in our consolidated investment partnerships in 2009.

Nine months ended September 30, 2009 versus September 30, 2008

Non-controlling interests were $21.5 million for the nine months ended September 30, 2009, and consisted of approximately $17.7 million associated with our employees’ and outside investors’ interest in the income of the operating company and $3.8 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships.  For the nine months ended September 30, 2008, non-controlling interests were $30.9, million and consisted of $37.0 million associated with our employees’ and outside investors’ interest in the income of the operating company, offset by the $6.1 million effect of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships.  The change in non-controlling interests reflects primarily the decline in our weighted average AUM, which had a corresponding negative impact on our revenues and income.

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

At September 30, 2009, our cash and cash equivalents was $19.1 million, inclusive of $0.6 million in cash held by our consolidated investment partnerships.  Advisory fees receivable was $12.7 million.  We also had approximately $5.9 million in equity securities, net of $11.1 million in non-controlling interests and approximately $1.4 million in investments set aside to satisfy our obligations under our deferred compensation program.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management firm, our business has been materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  As of and for the three months ended September 30, 2009, our AUM and revenues declined by 10.3% and 33.1%, respectively, compared with the three months ended September 30, 2008.   As of and for the nine months ended September 30, 2009, our AUM and revenues declined by 10.3% and 46.4%, respectively, compared with the nine months ended September 30, 2008.  These reductions contributed to a 52.9% and 47.4% decline in our cash provided by operating activities during the three and nine month periods ended September 30, 2009, respectively.  To the extent that our AUM experiences declines, the cash provided by operating activities may be negatively impacted.

In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including, among other things, cash, working capital, investments, long-term liabilities, lease commitments, debt obligations, and operating company distributions.  Further, we consider compensation, one of our largest expenses, as sufficiently variable such that it can be adjusted to mitigate the decline in revenue we have experienced, and may continue to experience in the next twelve months. We continuously evaluate our staffing requirements and compensation levels with reference to our own liquidity position and external peer benchmarking data.  The result of this review directly influences management’s recommendations to our board of directors with respect to such staffing and compensation levels.

We anticipate that tax allocations to the members of our operating company, which, as of September 30, 2009, consisted of our three managing principals, 28 of our other employees, certain unaffiliated persons, two former employees, and us, will continue to be a material financing activity.  Under the terms and conditions of our Senior Subordinated Notes, we have suspended our dividend payments to shareholders.  Cash distributions to operating company members for partnership tax allocations would decline should the taxable income of the operating company decrease.

As discussed further below, on October 28, 2008, our operating company entered into a third amendment to its Credit Agreement and issued $16.0 million in Senior Subordinated Notes to entities established by Richard S. Pzena, the Company’s CEO, for the benefit of certain of his family members, to an entity controlled by a Company director, and to a former employee.  The proceeds of the notes and $9.0 million of cash reserves were used to reduce the principal amounts outstanding under the Credit Agreement.  Pursuant to the terms of the Senior Subordinated Notes, we are precluded from paying dividends to shareholders.  The Company repaid the remaining $10.0 million of the principal amount outstanding under the Credit Agreement during the three months ended September 30, 2009, and has $16.0 million outstanding of the Senior Subordinated Notes.  In the current economic environment, it is uncertain whether additional or alternative sources of debt or equity financing would be available on acceptable terms.

We do not anticipate meaningful outlays for internal investment or capital expenditures over the next twelve months.

We believe that the repayment of our bank term loan, elimination of the dividend, reductions in headcount, and ability to vary cash compensation levels have provided us with an appropriate degree of flexibility in providing for our liquidity needs.

Dividend Policy

We are a holding company and have no material assets other than our ownership of membership interests in our operating company.  As a result, we depend upon distributions from our operating company to pay any dividends that our board of directors may declare to be paid to our Class A common stockholders, if any.  When and if our board of directors declares any such dividends, we then cause our operating company to make distributions to us in an amount sufficient to cover the amount of the dividends declared.  We may not pay dividends to our Class A common stockholders in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends or any of our financing facilities or other agreements restrict us from doing so.  Pursuant to restrictions set forth in our Senior Subordinated Notes, as of October 28, 2008, we suspended previous quarterly cash dividend payments to our Class A common stockholders.  In the future, our board of directors may, in its discretion and subject to the Company’s operating results, debt agreements and applicable law, reinstate the dividend in an amount to be determined by it.  To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends.  By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

Credit Agreement

On July 23, 2007, our operating company borrowed $60.0 million pursuant to a three-year term loan facility, the proceeds of which were used to finance a special one-time distribution to the members of our operating company as of that date.  Concurrently, our operating company also obtained a $20.0 million revolving credit facility to finance our short-term working capital needs.  We refer to the term loan and revolving loan facilities as our Credit Agreement.  On February 11, 2008, our operating company entered into the first amendment to the Credit Agreement.  The amendment changed a number of Credit Agreement provisions, including: (i) the minimum AUM financial covenant was reduced from $20.0 billion to $15.0 billion; (ii) the minimum Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, financial covenant for each four quarter period was reduced from $60.0 million to $40.0 million; (iii) the capacity of the revolving credit facility was reduced from $20.0 million to $5.0 million; and (iv) the interest rate was increased from LIBOR plus 1.0% to LIBOR plus 1.5%.  In addition, two mandatory prepayment provisions were added: (a) term loan amortization was required beginning in any period when AUM was less than $20 billion and ending when AUM was greater than $21.5 billion, and (b) a 50% excess cash flow sweep was required if AUM was below $17.5 billion.  During the three months ended September 30, 2008, our assets under management fell below $20 billion.  Pursuant to the provisions of the term loan, as amended, our operating company was required to make an amortization payment of $3.0 million on September 30, 2008.

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

In order to fund the $25.0 million repayment by our operating company, we used $9.0 million in cash reserves and the proceeds from the issuance on October 28, 2008 of an aggregate of $16.0 million principal amount of Senior Subordinated Notes (collectively, the “Notes”) to entities established by Richard Pzena, our Company’s Chief Executive Officer, for the benefit of certain of his family members, to an entity controlled by a Company director, and to a former employee of our operating company.  Each of these Notes is unsecured, has a ten-year maturity and bears interest at 6.30% per annum.  The provisions of the Notes include a restricted payments covenant (including dividend payments), a prohibition on incurring indebtedness which is not subordinated to the Notes, and events of default based on failure to make payments, bankruptcy, change of control and acceleration of material indebtedness.  In addition, the Notes are subordinated to the repayment in full of the loans under the Credit Agreement.

During the six months ended June 30, 2009, the Company repaid $12.0 million of the principal amount outstanding under the Credit Agreement.  The Company repaid the remaining $10.0 million of the principal amount outstanding under the Credit Agreement during the three months ended September 30, 2009.  Concurrently with the termination of the Credit Agreement, the security interest in the accounts receivable of the operating company and one of its subsidiaries was released in September 2009.

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

Cash Flows

Operating activities provided $7.7 million for the three months ended September 30, 2009, compared with $16.3 million for the three months ended September 30, 2008.  Operating activities provided $25.6 million for the nine months ended September 30, 2009, compared with $48.7 million for the nine months ended September 30, 2008.  This decline in cash flows from operating activities was driven primarily by a decrease in weighted average AUM from $17.6 billion for the three months ended September 30,

2008, to $12.2 billion for the three months ended September 30, 2009, and a decrease in weighted average AUM from $20.1 billion for the nine months ended September 30, 2008, to $10.7 billion for the nine months ended September 30, 2009, which negatively impacted total revenues and earnings.

Investing activities consist primarily of investments in investment partnerships and capital expenditures.  Investing activities used less than $0.1 million for the three and nine months ended September 30, 2009.  Investing activities used $0.2 million for the three and nine months ended September 30, 2008.

Financing activities consist primarily of term loan repayments, distributions to members, and contributions from/distributions to the non-controlling interests of our consolidated subsidiaries.  Financing activities used $14.4 million for the three months ended September 30, 2009, and used $21.6 million for the three months ended September 30, 2008.  This decline in cash used in financing activities is due primarily to reductions in tax allocations paid to members of our operating company as a result of lower taxable income.  For the nine months ended September 30, 2009, financing activities used $33.9 million, compared to $43.9 million for the nine months ended September 30, 2008.  This decline was driven primarily by the decreased tax allocations described above, partially offset by increased principal payments on our term loan.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2009.

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

We believe that the accounting estimate related to the $60.3 million valuation allowance, assessed as of September 30, 2009 against the deferred tax asset associated with our acquisitions of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we were not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued an accounting standard for variable interest entities (“VIEs”) which changes the approach to determining the primary beneficiary of a VIE and requires companies to assess more frequently whether they must consolidate VIEs.  Under the new accounting standard, an enterprise has a controlling financial interest when it has: a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  The new accounting standard also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  The new accounting standard also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities.  The new accounting standard is effective for interim and annual periods beginning after November 15, 2009.  Earlier application is prohibited.  We are currently evaluating the impact that the adoption of the new accounting standard will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the institutional separate accounts we manage and the retail funds for which we act as a sub-investment adviser.  Global markets have continued to experience unprecedented volatility, and a challenging business climate is forecast for the foreseeable future.  Market conditions have resulted in a significant reduction in our assets under management, which directly impacts our revenues and net income.  A continued economic downturn and volatility in the global financial markets could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.

All of our revenue for the three and nine months ended September 30, 2009 and 2008 was derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of equity securities.  At September 30, 2009, the fair value of these assets was $18.4 million.  Assuming a 10% increase or decrease, the fair value would have increased or decreased by $1.8 million at September 30, 2009.

Item 4.   Controls and Procedures.

During the course of their review of our consolidated financial statements as of September 30, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the first nine months of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In the normal course of business, we may be subject to various legal and administrative proceedings.  On November 21, 2007 and January 16, 2008, respectively, substantively identical putative class action lawsuits were commenced in the United States District Court for the Southern District of New York against the Company and Richard S. Pzena, our chief executive officer, seeking remedies under Section 11 of the Securities Act of 1933, as amended.  The Court consolidated the lawsuits and appointed co-lead plaintiffs, who filed a consolidated amended complaint.  The consolidated amended complaint named as defendants us, Richard S. Pzena, and two of the underwriters of the Company’s initial public offering, Goldman Sachs & Co., Inc. and UBS Securities LLC.  Plaintiffs sought to represent a class of all persons who purchased or otherwise acquired Class A common stock issued pursuant or traceable to the Company’s initial public offering.  The consolidated amended complaint alleged that the registration statement and prospectus relating to the initial public offering of the Company’s Class A common stock contained material misstatements and omissions and wrongfully failed to disclose net redemptions in the John Hancock Classic Value Fund for which the Company acts as sub-investment advisor.  The consolidated amended complaint sought damages in an unspecified amount including rescission or rescissory damages. The Court granted our and the other defendants’ motions to dismiss the consolidated amended complaint, and on September 4, 2008, entered a Judgment in favor of defendants.  Plaintiffs appealed the Court’s judgment to the United States Court of Appeals for the Second Circuit, which, on August 13, 2009, affirmed the judgment of the United States District Court for the Southern District of New York dismissing the putative class action lawsuits.  Plaintiffs did not seek rehearing of the Court of Appeals’ decision and, to date, have not petitioned the Supreme Court of the United States for a writ of certiorari.  We believe that the allegations and claims are without merit and will continue to contest these claims vigorously.

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

Risks Related to Our Business

We depend on Richard S. Pzena, John P. Goetz, and William L. Lipsey and the loss of the services of any of them could have a material adverse effect on us.

The success of our business depends on the participation of Richard S. Pzena, John P. Goetz, and William L. Lipsey, whom we collectively refer to as our managing principals, and who serve on our operating company’s Executive Committee.  Their professional reputations, expertise in investing and relationships with our clients and within the investing community in the U.S. and abroad, are critical elements to executing our business strategy and attracting and retaining clients.  Accordingly, the retention of our managing principals is crucial to our future success.  There is no guarantee that they will not resign, join our competitors or form a competing company.  The terms of the current operating agreement of our operating company restrict each of Messrs. Pzena, Goetz and Lipsey from competing with us or soliciting our clients or other employees during the term of their employment with us and for three years thereafter.  The penalty for their breach of these restrictive covenants will be the forfeiture of a number of Class B units held by the managing principal that is equal to 50% of the number of membership units collectively held by the managing principal and his permitted transferees as of the earlier of the date of his breach or the termination of his employment, unless our board of directors, in its sole discretion, determines otherwise.  Although we may also seek specific performance of these restrictive covenants, there can be no assurance that we would be successful in obtaining this relief.  Further, after this post-employment restrictive period, we will not be able to prohibit them from competing with us or soliciting our clients or employees.  If any of our managing principals were to join a competitor or form a competing company, some of our current clients or other prominent members of the investing community could choose to invest with that competitor rather than us.  Furthermore, we do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our managing principals.  The loss of the services of any of our managing principals could have a material adverse effect on our business and could impact our future performance.

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

In 2006, 2007 and 2008, our investment strategies underperformed their respective benchmarks, and there can be no assurance that such underperformance will not occur again in the future.  The annualized gross returns (which represents annualized returns prior to payment of advisory fees) of our Large Cap Value strategy (which represented approximately 48.6% of our AUM as of September 30, 2009) for the 1-year, 3-year, 5-year and since inception (October 2000) periods ended September 30, 2009 were 2.4%, (11.0)%, (0.7)%, and 3.4%, respectively.  This compares to the returns of the Russell 1000® Value Index, the market index most commonly used by our clients to compare the performance of our Large Cap Value strategy, during the same periods of (10.7)%, (7.9)%, 0.9%, and 1.9%, respectively.

During periods of declining AUM and revenues, such as we experienced from the quarter ended September 30, 2007, through the quarter ended March 31, 2009, there can be no assurance that we will be able to reduce our expenses at a commensurate rate, potentially leading to accelerated profitability declines.  Additionally, given the nature of our business, there is a minimum expense base necessary to retain our employees and maintain our operations, and it may be difficult to reduce expenses beyond certain levels.

Our relationships with two clients represent a significant source of our AUM and revenues, and the termination of one or both of these relationships would impair our revenues and earnings.

As of September 30, 2009, two client relationships represented 18.4% and 10.4%, respectively, of our AUM.  For the quarter ended September 30, 2009, these relationships represented 10.6% and 3.9%, respectively, of our revenues.  No other single account represented more than 5% of our AUM as of September 30, 2009, or more than 5% of our revenues for the quarter ended September 30, 2009.

There can be no assurance that our agreements with respect to these two client relationships will remain in place.   The termination of either relationship would significantly reduce our revenues and earnings, and we may not be able to establish relationships with other accounts in order to replace the lost revenues and earnings.

Because our clients can reduce the amount of assets we manage for them, or terminate our agreements with them, on short notice, we may experience unexpected declines in revenue and profitability.

Our investment advisory and sub-investment advisory agreements are generally terminable upon short notice.  Our sub-investment advisory agreements with eight SEC-registered mutual funds each have an initial two-year term and are subject to annual renewal by the fund’s board of directors pursuant to the Investment Company Act of 1940, as amended, or the Investment Company Act.  Seven of these eight sub-investment advisory agreements, including our largest sub-advised relationship, are beyond their initial two-year term, as of September 30, 2009.  Institutional and individual clients, and the funds with which we have sub-investment advisory agreements, can terminate their relationships with us, or reduce the aggregate amount of AUM, for a number of reasons, including investment performance, changes in prevailing interest rates, and financial market performance, or to shift their funds to competitors who may charge lower advisory fee rates, or for no stated reason.  Poor performance relative to that of other investment management firms tends to result in decreased investments in our investment strategies, increased withdrawals from our investment strategies and the loss of institutional or individual accounts or sub-investment advisory relationships.  In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services. If our investment advisory agreements are terminated, or our clients reduce the amount of AUM, either of which may occur on short notice, we may experience declines in revenue and profitability.

Difficult market conditions can adversely affect our business by reducing the market value of the assets we manage or causing our clients to withdraw funds.

Our business would be expected to generate lower revenue in a declining stock market or general economic downturn. Under our advisory fee arrangements, the fees we receive typically are based on the market value of our AUM. Accordingly, a decline in the prices of securities held in our clients’ portfolios would be expected to cause our revenue and profitability to decline by:

•                  causing the value of our AUM to decline, which would result in lower advisory fees; or

•                  causing some of our clients to withdraw funds from our investment strategies in favor of investments they perceive as offering greater opportunity or lower risk, which also would result in lower advisory fees.

We experienced declines in AUM from the quarter ended September 30, 2007, through the quarter ended March 31, 2009, and declines in revenue and profitability from the quarter ended December 31, 2007, through the quarter ended March 31, 2009, and there can be no assurance that there will not be declines in our AUM, revenue and profitability in the future.

Volatility and disruption of the capital and credit markets, and adverse changes in the global economy may negatively impact our AUM, revenues and profitability.

As a company that operates in both U.S. and non-U.S. markets, and with a global client base, our business is subject to changing conditions in the global financial markets and economic conditions in general.  Beginning in the second half of 2007, and particularly during the second half of 2008 through early 2009, the financial markets were characterized by unprecedented levels of volatility and limited liquidity.  This materially and adversely affected the capital and credit markets and led to a widespread loss of investor confidence.  This has resulted in, and may continue to result in, some client attrition and hence to reduced AUM, revenues and profitability. The effects of the financial crisis on the economy — with corporate losses and reduced profitability still occurring in some sectors, overall employee compensation coming under pressure, the decline of values across asset classes, and thereby a need to liquidate or re-allocate investments — could be of significant importance to the investment behavior of some of our clients. As a result, we could be confronted with net outflows of AUM, and could experience difficulties attracting new clients, resulting in a material adverse effect on our AUM, revenue and profitability in the future.

As indicated above, we experienced declines in AUM from the quarter ended September 30, 2007, through the quarter ended March 31, 2009, largely due to the volatility and disruption in the capital and credit markets.  During those periods, we experienced declines in revenue and profitability, and there can be no assurance that there will not be declines in our AUM, revenue and profitability should volatility and disruption in the capital and credit markets occur again in the future.

We may need to raise additional capital or refinance existing debt in the future, and resources may not be available to us in sufficient amounts or on acceptable terms.

Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Class A Common Stock, as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

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

As a result of our investment strategies underperforming their respective benchmarks in 2006, 2007 and 2008, our future growth may be more challenging, as this may impact our ability to attract inflows of AUM.  Additionally, the current overall market environment may impact potential investors’ interest in committing new capital to equity strategies such as those offered by us, thereby making growth more difficult.

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

New accounts sourced through consultant-led searches have been a large driver of our inflows in the past and are expected to be a major component of our future inflows. In addition, we have established relationships with certain mutual fund providers who have offered us opportunities to access new market segments through sub-investment advisory roles.  We have also accessed the high-net-worth segment of the investing community through relationships with well respected wealth advisers who utilize our investment strategies in investment programs they construct for their clients.  If we fail to successfully maintain these third-party distribution and sub-investment advisory relationships, our business could be materially adversely affected.  In addition, many of these parties review and evaluate our products and our organization.  Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or may impact our ability to attract new assets through such intermediaries.

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

We depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients.  As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses.  We make investment decisions on behalf of our clients which could result in substantial losses to them.  In order for our classic value investment strategies to yield attractive returns, we expect to have to hold securities for multi-year periods and, therefore, our investment strategies may not perform well in the short term.  If our clients suffer significant losses, or are otherwise dissatisfied with our services, we could be subject to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.  We may incur significant legal expenses in defending against litigation.  Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us.  For information on our current legal proceedings, see “Item 1—Legal Proceedings.”

Fulfilling our public company financial reporting and other regulatory obligations has been and will be expensive and time consuming.

Since becoming a public company, we have been required to implement specific corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the New York Stock Exchange (the “NYSE”).  Compliance with these requirements has and will increase our legal and accounting compliance costs and place significant additional demands on our accounting and finance staff, and on our accounting, financial and information systems.  We have hired, and may need to hire, additional accounting and finance staff with appropriate public company financial reporting experience and technical accounting knowledge, which has and may increase our compensation expense.

Beginning with the fiscal year ended December 31, 2008, our management was required to conduct an annual assessment of the effectiveness of our internal controls over financial reporting and include a report on our internal controls in our annual reports on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.  In addition, we are required to have our independent registered public accounting firm attest to and report on the effectiveness of our internal controls over financial reporting.  We will continue to incur costs in order to maintain our internal control over financial reporting and comply with Section 404 of the Sarbanes-Oxley Act of 2002, including necessary auditing and legal fees, and costs associated with accounting, internal audit, information technology, compliance and administrative staff.

The historical consolidated financial information included in this quarterly report and our previously filed public company reports may not necessarily be indicative of our future financial results.

The historical consolidated financial information included in this quarterly report and our previously filed public company reports may not necessarily be indicative of our future financial results.  We do not expect our AUM or revenue to grow at the same rate as they grew in the five years ended December 31, 2007.  As mentioned above, we experienced declines in AUM, revenue, and profitability from the quarter ended September 30, 2007, through the quarter ended March 31, 2009, and there can be no assurance that there will not be similar or more severe declines in our AUM, revenue and profitability in the future.  Although in 2007 we re-opened the Large Cap Value, Value Service, Small Cap Value, Mid Cap Value and All Cap Value strategies, in the future, we may close these or other strategies at any time.  In addition, the historical consolidated financial information included in this quarterly report and our previously filed public company reports with respect to the periods prior to the consummation of the reorganization of our operating company and the concurrent initial public offering of our Class A common stock on October 30, 2007 do not reflect all the added costs that we have incurred and continue to expect to incur as a public company.  For example, because we operated through a limited liability company prior to October 30, 2007 and paid little or no taxes on our profits, our historical consolidated financial information prior to October 30, 2007 does not reflect the tax impact of our adoption of a corporate holding company structure.

See “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements included elsewhere in this report.

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

Our products are best suited for investors with long-term investment horizons.  In order for our classic value investment approach to yield attractive returns, we must typically hold securities for an average of over three years. Our investment strategies may not perform well during certain periods of time.  In addition, our strategies may not perform well during points in the economic cycle when value-oriented stocks are relatively less attractive.  For instance, during the late stages of an economic cycle, investors may purchase relatively expensive stocks in order to obtain access to above average growth, as was the case in the late 1990s.  Value-oriented strategies may also experience weakness during periods when the markets are focused on one investment thesis or sector. In 2006, 2007 and 2008, our investment strategies underperformed their respective benchmarks, and there can be no assurance that such underperformance will not continue.

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

We experienced declines in AUM from the quarter ended September 30, 2007, through the quarter ended March 31, 2009, and declines in revenue and profitability from the quarter ended December 31, 2007 through the quarter ended March 31, 2009.  There can be no assurance that there will not be declines in our AUM, revenue and profitability in the future.

The recessionary environment has, and may continue to, negatively affect the companies in which we invest. Despite recent governmental efforts to stimulate the economy, the recessionary environment may continue.

The recent disruption in the global credit markets and the deterioration of the economy and the financial markets has created difficult conditions for most companies, including many of those in which we invest.  The recessionary environment that the United States and the world face as a result of these factors has had the effect of pushing the prices of equity securities in which we invest lower than their historical levels.  In addition, the recessionary environment has had the effect of reducing the funds available to our clients to invest.  Both of these trends could continue to reduce our AUM, which is the main driver of our revenues and profitability.

The federal government has implemented a host of programs intended to stimulate the economy and unclog credit markets.  The ultimate effect of these governmental programs is unknown at this time and, despite their enactment and implementation, the recessionary environment may not improve for some time, or may deteriorate, either of which could materially adversely affect the companies in which we invest, the economy in general and our business, financial condition and results of operations, as well as the trading price of our common stock.

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

Our Global Value strategies and Europe, Australasia, and Far East (EAFE) Value strategies consist primarily of investments in the securities of issuers located outside of the United States, which may involve foreign currency exchange, political, social and economic uncertainties and risks.

Our Global Value strategies and EAFE Value strategies which together represented $4.0 billion and $2.2 billion of our AUM as of September 30, 2009 and December 31, 2008, respectively, and may comprise a larger portion of our AUM in the future, are primarily invested in securities of companies located outside the United States.  Fluctuations in foreign currency exchange rates could negatively impact the portfolios of our clients who are invested in these strategies. In addition, foreign currency fluctuations may affect the levels of our AUM from one reporting period to another.  An increase in the value of the U.S. dollar relative to non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S.-dollar denominated revenue.  We do not currently engage in any hedging activities for these portfolios and continue to market these products as unhedged.

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

We are a holding company and have no material assets other than our ownership of membership units of our operating company.  We have no independent means of generating revenue and cash flow. Our operating company is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated to its members, including us, pro-rata according to the number of membership units each owns.  Accordingly, we incur income taxes on our proportionate share of any net taxable income of our operating company and also incur expenses related to our operations.  We intend to cause our operating company to distribute cash to its members in an amount at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of our operating company.  To the extent that we need funds to pay our tax or other liabilities or to fund our operations, and our operating company is restricted from making distributions to us under applicable laws or regulations, or loan agreements, or does not have sufficient earnings to make these distributions, we may have to borrow funds to meet these obligations and run our business and, thus, our liquidity and financial condition could be materially adversely affected.  There can be no assurance that funds will be available to borrow under such circumstances on terms acceptable to us, or at all.

We are required to pay the two current members and one former member of our operating company who sold to us an aggregate of 6.1 million membership units of our operating company in October 2007 and the other holders of Class B units of our operating company who subsequently have and will exchange their Class B units for shares of our Class A common stock most of the tax benefit of any depreciation or amortization deductions we may claim as a result of the tax basis step up we receive in connection with these sales of membership units and any future exchanges of Class B units.

We used the net proceeds of our October 2007 initial public offering to purchase an aggregate of 6.1 million membership units of our operating company from three of its members, or the selling members.  These purchases have and are expected to result in increases in our share of the tax basis in the tangible and intangible assets of our operating company that otherwise would not have been available.  Subsequent exchanges of Class B units of our operating company for shares of our Class A common stock have and are expected to result in increases in our share of the tax basis in the tangible and intangible assets of our operating company that otherwise would not have been available.  These increases in tax basis have and are expected to reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service, or IRS, might challenge all or part of this tax basis increase, and a court might sustain such a challenge.

Pursuant to a tax receivable agreement dated October 30, 2007, among the selling members, all holders of Class B units after our October 2007 initial public offering and us, we are required to pay the selling members and any holders of Class B units who elect to exchange their Class B units for shares of our Class A common stock 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increases in tax basis due to the sale to us of 6.1 million membership units in October 2007 and the subsequent exchanges of Class B units for shares of our Class A common stock.  The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable.  We expect that, as a result of the size and increases in our share of the tax basis in the tangible and intangible assets of our operating company attributable to our interest therein, the payments that we may make to these members likely will be substantial. In October 2008, each of the selling members agreed with us to waive any payments that we are or may be required to make to them with respect to the 2008 and 2009 tax years, as a result of their sale to us of an aggregate of 6.1 million membership units in October 2007.  There can be no assurance that any of the selling members would grant us similar waivers in the future or that any holder of Class B units would grant us such a waiver related to any exchanges or future exchanges.

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

We believe our company is not an investment company under Section 3(b) (1) of the Investment Company Act because we are primarily engaged in a non-investment company business.  We conduct our operations so that we will not be deemed an investment company.  However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated.

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

We filed a Form S-3 registration statement, which became effective in February 2009, in order to register our issuance to these holders of the total number of shares of Class A common stock issuable upon exchange of all Class B units outstanding immediately after the consummation of our operating company’s reorganization.  We designated March 3, 2009 as the 2009 exchange date. Certain executive officers and employees elected to exchange an aggregate of 2,445,973 Class B units for an equivalent number of shares of our Class A common stock, which, with the exception of those held by our executive officers, are freely tradable.  The market price of our Class A common stock could decline as a result of sales pursuant to the Form S-3 registration statement, or the perception that such sales could occur.  These sales, or the possibility that these sales may occur, also might make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.  None of the members of the Executive Committee of Pzena Investment Management, LLC, who beneficially own a substantial majority of the Class B units currently outstanding, have any present plans to sell any shares of Class A common stock.

Control by our Class B stockholders, which include our managing principals, 28 of our other employees, certain unaffiliated investors and two former employees, of 97.0% of the combined voting power of our common stock may give rise to conflicts of interest.

Our Class B stockholders collectively hold approximately 97.0% of the combined voting power of our common stock.  These stockholders consist of our managing principals, 28 of our other employees, certain unaffiliated investors and two former employees.  Holders of shares of our Class B common stock have entered into a Class B stockholders’ agreement with respect to all shares of Class B common stock then held by them and any additional shares of Class B common stock they may acquire in the future.  Pursuant to this agreement, they will vote these shares of Class B common stock together on all matters submitted to a vote of our common stockholders.  To the extent that we cause our operating company to issue additional Class B units, which may be granted, subject to vesting, to our employees pursuant to the PIM LLC 2006 Equity Incentive Plan, these employees will be entitled to receive an equivalent number of shares of our Class B common stock, subject to the condition that they agree to enter into this Class B stockholders’ agreement.  Each share of our Class B common stock entitles its holder to five votes per share for so long as the Class B stockholders collectively hold 20% of the total number of shares of our common stock outstanding.  When a Class B unit is exchanged for a share of our Class A common stock, an unvested Class B unit is forfeited due to the employee holder’s failure to satisfy the conditions of the award agreement pursuant to which it was granted, or any Class B unit is forfeited as result of a breach of any restrictive covenants contained in our operating company’s amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed by us.  For so long as our Class B stockholders hold at least 20% of the total number of shares of our common stock outstanding, they will be able to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of securities, and the declaration and payment of dividends.  In addition, they will be able to determine the outcome of all matters requiring approval of stockholders, and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company.  Our Class B stockholders have the ability to prevent the consummation of mergers, takeovers or other transactions that may be in the best interests of our Class A stockholders.  In particular, this concentration of voting power could deprive Class A stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our company, and could ultimately affect the market price of our Class A common stock.

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

Under the terms of our senior subordinated notes, we are prohibited from paying regular dividends to our stockholders, and any future payments are subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.

In the future, if and when we are no longer prohibited by the terms of the senior subordinated notes, our board of directors may, in its discretion, reinstate the dividend at an amount to be determined by it.  However, the ability of our operating company to make distributions to us so that we are able to make a dividend distribution to our shareholders is subject to its operating results, debt agreements to which it may be a party, cash requirements and financial condition and applicable Delaware laws (which may limit the amount of funds available for distribution to its members).  If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may have to reduce or eliminate, the payment of future dividends on our Class A common stock.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit	Description of Exhibit
10.1	Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2009

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer

By:	/s/ GREGORY S. MARTIN
	Name:	Gregory S. Martin
	Title:	Chief Financial Officer