Form 10-K
period 2009-12-31
Pzena Investment Management, Inc.
filed 2010-03-12
CIK 1399249

Use these links to rapidly review the document
TABLE OF CONTENTS
PART IV
INDEX TO FINANCIAL STATEMENTS OF PZENA INVESTMENT MANAGEMENT, INC. AND PZENA INVESTMENT MANAGEMENT, LLC

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2009, the last business day of its most recently completed second fiscal quarter, was approximately $58,502,319 based on the closing sale price of $7.58 per share of Class A common stock of the registrant on such date on the New York Stock Exchange. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.

As of March 2, 2010, there were 8,633,041 outstanding shares of the registrant's Class A common stock, par value $0.01 per share.

As of March 2, 2010, there were 55,696,236 outstanding shares of the registrant's Class B common stock, par value $0.000001 per share.

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

ii

Preliminary Notes

        In this Annual Report, "we," "our," and "us" refers to Pzena Investment Management, Inc. (also referred to as the "Company") and its consolidated subsidiaries, except that, prior to the consummation of our initial public offering and the reorganization on October 30, 2007, these terms refer to Pzena Investment Management, LLC and its consolidated subsidiaries.

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

PART I.

ITEM 1.    BUSINESS

Overview

        Pzena Investment Management, Inc. is the sole managing member of Pzena Investment Management, LLC, which is our operating company. Founded in late 1995, Pzena Investment Management, LLC is a value-oriented investment management firm. We believe that we have established a positive, team-oriented culture that enables us to attract and retain very qualified people. Over the past fourteen years, we have built a diverse, global client base of respected and sophisticated institutional investors, high net worth individuals and select third-party distributed mutual funds for which we act as sub-investment adviser.

        The graphic below illustrates our holding company structure and ownership as of December 31, 2009.

(1)
As of December 31, 2009, the members of Pzena Investment Management, LLC, other than us, consisted of:

•
Richard S. Pzena, John P. Goetz, and William L. Lipsey, our Chief Executive Officer (CEO) and two Presidents, respectively, and their respective estate planning vehicles, who collectively held approximately 56.6% of the economic interests in us.

•
28 of our other employees, including our Chief Financial Officer, Gregory S. Martin, who collectively held approximately 9.7% of the economic interests in us.

•
Certain other members of our operating company, including one of our directors and his related entities, and two former employees, who collectively held approximately 20.2% of the economic interests in us (with the 31 employee members, the Principals).

(2)
Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of our capital stock to receive distributions.

(3)
Each share of Class B common stock is entitled to five votes per share for so long as the number of shares of Class B common stock outstanding represents at least 20% of all shares of common stock outstanding. Class B common stockholders have the right to receive the par value of the Class B common stock upon our liquidation, dissolution or winding up, but do not share in dividends.

(4)
As of December 31, 2009, we held 8,633,041 Class A units of Pzena Investment Management, LLC, which represented the right to receive 13.4% of the distributions made by Pzena Investment Management, LLC.

(5)
As of December 31, 2009, the Principals collectively held 55,659,236 Class B units of Pzena Investment Management, LLC, which represented the right to receive 86.6% of the distributions made by Pzena Investment Management, LLC.

        We utilize a classic value approach to investing and seek to make investments in good businesses at low prices. Our approach and process have helped us achieve attractive returns over the long term. As of December 31, 2009, we managed assets in thirteen value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. Our assets under management, or AUM, were $14.3 billion at December 31, 2009, and we managed money on behalf of institutions and high net worth individuals and acted as sub-investment adviser to a variety of SEC-registered mutual funds and offshore funds.

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

        As of December 31, 2009, we had 67 employees, including 31 employee members who collectively owned 66.3% of the ownership interests in our operating company. Our operating company is led by an executive committee, including our CEO and two Presidents.

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

  •
  Consistency of Investment Process.  Since our inception over fourteen years ago, we have utilized a classic value investment approach and a systematic, disciplined investment process to construct portfolios for our investment strategies in U.S. and non-U.S. markets across all market capitalizations. The consistency of our process has allowed us to leverage the same investment team to launch new products. We believe that our consistent investment process has resulted in strong brand recognition of our firm in the investment community.

  •
  Diverse and High Quality Client Base.  We believe that we have developed a favorable reputation in the institutional investment community. This is evidenced by our strong relationships with consultants and the diversity and sophistication of our investors.

    With the exception of two client relationships, which represented 17.5% and 13.9%, respectively, of our AUM as of December 31, 2009, no other single account represented more than 5% of our AUM as of December 31, 2009. For the year ended December 31, 2009, these relationships represented 11.1% and 4.3%, respectively, of our total revenues. No other single account represented more than 5% of our revenues for the year ended December 31, 2009.

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

  •
  Culture of Ownership.  We believe in significant ownership of our business by the key contributors to our success. Since our inception, we have communicated to all our employees that they have the opportunity to become partners in our operating company. As of December 31, 2009, we had 31 employee owners positioned within all functional areas of the firm. We believe this ownership model results in a shared sense of purpose with our clients and their advisers. We intend to continue fostering a culture of ownership through our equity incentive plans, which are designed to align our team's interests with those of our stockholders and clients. We believe this culture of ownership contributes to our team orientation and connection with clients.

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

  •
  Capitalize on Growth Opportunities in Our Global Value and EAFE Value Strategies. Since our inception, we have made it a practice to leverage our knowledge of value investing and our investment processes to create new investment strategies for our clients. In early 2004, this manifested itself in the launch of our Global Value and Europe Australasia Far East (EAFE) Value (formerly known as International Value) investment strategies. Among both institutional and retail investors industry-wide, over the past few years, there has been increasing levels of investments in portfolios including non-U.S. equities. In 2009, we launched two additional investment strategies in this area, EAFE Diversified Value and Global Diversified Value. As of December 31, 2009, the total AUM in our Global Value strategies, EAFE Value strategies, and other non-U.S. strategies was $4.7 billion, or 32.9% of our overall AUM.

  •
  Employ Our Proven Process to Introduce New Products.  We anticipate continuing to offer new investment strategies over time, on a measured basis, consistent with our past practice, utilizing our proven investment process.

  •
  Work with Our Strong Consultant Relationships.  We believe that we have built strong relationships with the leading investment consulting firms who advise potential institutional clients. Historically, new accounts sourced through consultant-led searches have been a large driver of our inflows and are expected to be a major component of our future inflows.

  •
  Expand Our Non-U.S. Client Base.  In recent years, we have increased our efforts to develop our non-U.S. client base. Through our strong relationships with global consultants, we have been able to accelerate the development of our relationships with their non-U.S. branches. Over time, we aim to achieve growth of this client base through these relationships and by directly calling on the world's largest institutional investors. To date, these marketing efforts have resulted in client relationships in more than ten non-U.S. countries, such as the UK, Australia and Canada. We have also sought to expand our non-U.S. base through our relationships with non-U.S.

    mutual funds and other investment fund advisors. As of December 31, 2009, we managed $3.9 billion in separate accounts, commingled funds and sub-advised funds on behalf of non-U.S. clients.

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

        As of December 31, 2009, we had a 21-member investment team. Each member serves as a research analyst, and certain members of the team also have portfolio management responsibilities. There are three portfolio managers for each investment strategy. These three managers have joint decision-making responsibility, and each has "veto authority" over all decisions regarding the relevant portfolio. For each of our current investment strategies, these three senior members are identified under "—Our Investment Strategies." Research analysts have sector and company-level research responsibilities which span all of our investment strategies, including those with a non-U.S. focus. In order to facilitate the professional development of our team, and to keep a fresh perspective on our portfolio companies, our research analysts generally rotate industry coverage every three years.

        We follow a collaborative, consensus-oriented approach to making investment decisions, such that all members of our investment team, irrespective of their seniority, can play a significant role in this decision making process. We hold weekly research review meetings attended by all portfolio managers and relevant research analysts, and are open to other members of our firm, at which we openly discuss and debate our findings regarding the normalized earnings power of potential portfolio companies. In addition, we hold daily morning meetings, attended by our portfolio managers, research analysts, and portfolio administration and client service personnel, in order to review developments in our holdings and set a trading strategy for the day. These meetings are critical for sharing relevant developments and analysis of the companies in our portfolios. We believe that our collaborative culture is attractive to our investment professionals.

Our Investment Strategies

        As of December 31, 2009, our approximately $14.3 billion in AUM were invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. markets. The following table describes the largest of our current U.S. and non-U.S. investment strategies, and the allocation of our approximately $14.3 billion in AUM among them, as of December 31, 2009.

Strategy	Portfolio Managers	AUM
		(in billions)
U.S. Strategies
Large Cap Value	DeSpirito, Goetz, Pzena	$6.7
Value Service	DeSpirito, Goetz, Pzena	1.7
Small Cap Value	Silver, Goetz, Pzena	0.8
Other U.S. Strategies(1)	N/A	0.4
Non-U.S. Strategies
Global Value	Cai, Peterson, Goetz	2.6
EAFE Diversified Value	Cai, Peterson, Goetz	1.6
Other Non-U.S. Strategies(2)	N/A	0.5

Total		$14.3

(1)
Our other U.S. investment strategies are: Mid Cap Value, All Cap Value, Financial Opportunities Service, and Mega Cap Value.

(2)
Our other non-U.S. investment strategies are: EAFE Value (formerly known as International Value; this product's investment strategy has not changed), Global Diversified Value, European Value, and Emerging Markets Value.

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

        Our five largest investment strategies as of December 31, 2009 are further described below. We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy's investment universe, as well as the regions in which we invest. While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary as described below.

U.S Strategies

        Large Cap Value.    We screen a universe of the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in October 2000.

        Value Service.    We screen a universe of the 1,000 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in January 1996.

        Small Cap Value.    We screen a universe of U.S.-listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization, to build a portfolio generally consisting of 40 to 50 stocks. We launched this strategy in January 1996.

        Other U.S. Strategies.    Our other U.S. investment strategies are: Mid Cap Value, All Cap Value, Financial Opportunities Service, and Mega Cap Value.

Non-U.S Strategies

        Global Value.    We screen a universe of the 1,500 largest non U.S.-listed companies, based on market capitalization, and the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 40 to 60 stocks. We launched this strategy in January 2004.

        EAFE Diversified Value.    We screen a universe of the 1,500 largest non-U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 60 to 100 stocks. We launched this strategy in November 2008.

        Other Non-U.S. Strategies.    Our other non-U.S. investment strategies are: EAFE Value (formerly known as International Value), Global Diversified Value, European Value, and Emerging Markets Value.

Our Product Development Approach

        Historically, a major component of our growth has been the development of new products. Prior to seeding a new product, we perform in-depth research on the potential market for the product, as well as its overall compatibility with our investment expertise. This process involves analysis by our client team, as well as by our investment professionals. We will only launch a new product if we believe that it can add value to a client's investment portfolio. In the past, if appropriate, we have created partnerships with third parties to enhance the distribution of a product or add expertise that we do not have in-house. Prior to marketing a new product, we generally incubate the product for a period of one to five years. Products are incubated using primarily our own capital, typically along with an outside investor, so that we can test and refine our investment strategy and process before actively marketing the product to our clients.

        Furthermore, we continually seek to identify opportunities to extend our investment process into new markets or to apply it in different ways to offer clients additional strategies. This led to the introduction of our Global Value and EAFE Value (formerly International Value) strategies in 2004 and, more recently, to the introduction of our EAFE Diversified Value, Global Diversified Value, European Value, Financial Opportunities Service, and Mega Cap Value strategies. We are currently incubating several products, which we believe may be attractive to our clients in the future.

Our Investment Performance

        Since we are long-term fundamental investors, we believe that our investment strategies yield the most benefits, and are best evaluated over a long-term timeframe.

        The following table indicates the annualized returns, gross and net (which represents annualized returns prior to and after payment of advisory fees, respectively), of our five largest investment strategies from their inception to December 31, 2009, and in the five-year, three-year, and one-year periods ended December 31, 2009, relative to the performance of: (i) the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy, and (ii) the S&P 500® Index, which is provided for the limited purpose of providing a comparison to the broader equity market.

	Period Ended December 31, 2009(1)
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (October 2000)
Annualized Gross Returns	3.5%	(2.3)%	(12.1)%	38.5%
Annualized Net Returns	3.0%	(2.8)%	(12.6)%	37.8%
Russell 1000® Value Index	2.3%	(0.3)%	(9.0)%	19.7%
S&P 500® Index	(0.9)%	0.4%	(5.6)%	26.5%
Global Value (January 2004)
Annualized Gross Returns	1.6%	(1.8)%	(13.5)%	40.1%
Annualized Net Returns	0.8%	(2.5)%	(14.1)%	39.1%
MSCI World(SM) Index—Net/U.S.$(2)	4.0%	2.0%	(5.6)%	30.0%
S&P 500® Index	2.1%	0.4%	(5.6)%	26.5%
Value Service (January 1996)
Annualized Gross Returns	9.8%	(2.4)%	(11.7)%	39.1%
Annualized Net Returns	9.0%	(3.1)%	(12.3)%	38.2%
Russell 1000® Value Index	7.1%	(0.3)%	(9.0)%	19.7%
S&P 500® Index	6.2%	0.4%	(5.6)%	26.5%
EAFE Diversified Value (November 2008)
Annualized Gross Returns	39.8%	—	—	49.2%
Annualized Net Returns	39.5%	—	—	48.8%
MSCI EAFE® Index—Net/U.S.$(2)	27.0%	—	—	31.8%
S&P 500® Index	15.8%	—	—	26.5%
Small Cap Value (January 1996)
Annualized Gross Returns	13.6%	3.4%	(2.3)%	51.8%
Annualized Net Returns	12.3%	2.3%	(3.3)%	50.3%
Russell 2000® Value Index	8.8%	0.0%	(8.2)%	20.6%
S&P 500® Index	6.2%	0.4%	(5.6)%	26.5%

(1)
The historical returns of these investment strategies are not necessarily indicative of their future performance or the future performance of any of our other current or future investment strategies.

(2)
Net of applicable withholding taxes.

Advisory Fees

        We earn advisory fees on the institutional accounts that we manage and for retail clients, such as certain mutual funds and other investment funds.

        On our institutional accounts, we are paid fees according to a schedule which varies by investment strategy. The substantial majority of these accounts pay us management fees pursuant to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a lower base fee, but allows for us to earn higher fees if the relevant investment strategy out-performs the agreed-upon benchmark.

        As of December 31, 2009, we sub-advised ten SEC-registered mutual funds that each have an initial two-year term and are subject to annual renewal by the fund's board of directors pursuant to the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act. Seven of these ten sub-investment advisory agreements, including our largest sub-advised relationship, are beyond their initial two-year terms as of December 31, 2009. In addition, we sub-advise thirteen offshore funds. Pursuant to these agreements, we are generally paid a management fee according to a schedule, in which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed rate management fees. Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of assets under management, are lower than the advisory fees we earn on our institutional accounts. The majority of the advisory fees we earn on institutional accounts are based on the value of AUM at a specific date on a quarterly basis, either in arrears or in advance. Advisory fees on certain of our institutional accounts, and with respect to most of the mutual funds that we sub-advise, are calculated based on the average of the monthly or daily market value of the account. Advisory fees are also generally adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. While a specific group of accounts may use the same fee rate, the method used to calculate the fee according to the fee rate schedule may differ, as described above.

Our Client Relationships and Distribution Approach

        We manage separate accounts on behalf of institutions and high net worth individuals and, as of December 31, 2009, acted as sub-investment adviser for ten SEC-registered mutual funds and thirteen offshore funds. We believe that strong relationships with our clients are critical to our ability to succeed and to grow our AUM. In building these relationships, we have focused our efforts where we can efficiently access and service large pools of sophisticated clients with our team of dedicated marketing and client service professionals. We distribute our products to institutional and retail clients primarily through the efforts of our internal sales team, who calls on them directly and on the consultants who serve them, as well as through the marketing programs of our sub-investment advisory partners. Since our objective is to attract long-term investors with an investment horizon in excess of three years, our sales and client service efforts focus on educating our investors regarding our disciplined value investment process and philosophy.

        Our marketing effort is led by our five person business development team, which is responsible for:

  •
  identifying and marketing to prospective institutional clients;

  •
  responding to requests for investment management proposals; and

  •
  developing and maintaining relationships with independent consultants.

Direct Institutional Relationships

        Since our inception, we have directly offered institutional investment products to public and corporate pension funds, endowments, foundations and Taft-Hartley plans. Wherever possible, we have sought to develop direct relationships with the largest U.S. institutional investors, a universe we define to include plan sponsors with greater than $300 million in plan assets. Over the past few years, we have focused on expanding this direct calling effort to selected potential institutional clients outside of the United States.

Investment Consultants

        We estimate that approximately 70% of all retirement plan assets are advised by investment consultants, with a relatively small number of these consultants representing a significant majority of these relationships. As a result of a consistent servicing effort over our history, we have built strong relationships with those consulting firms that we believe are the most important consulting firms and believe that most of them rate our open investment strategies favorably. New accounts sourced through consultant-led searches have been a large driver of our historical growth and are expected to be a major component of our future growth. We seek to develop direct relationships with accounts sourced through consultant-led searches by our ongoing marketing and client service efforts, as described below.

Sub-Investment Advisory Distribution

        We currently sub-advise two mutual funds that are advised by John Hancock Advisers, namely the John Hancock Classic Value Fund and the John Hancock Classic Value Mega Cap Fund. As of December 31, 2009, these two funds represented $2.5 billion, or 17.5% of our AUM. For the years ended December 31, 2009, 2008 and 2007, approximately 11.1%, 13.9% and 20.4%, respectively, of our total revenue was generated from our sub-investment advisory agreements with John Hancock Advisers. Our sub-investment advisory agreement with the John Hancock Classic Value Fund represented all, or substantially all, of this revenue during these periods. During 2009, John Hancock Advisers liquidated or reorganized a number of mutual funds that it deemed to have an insufficient level of assets. As part of this initiative, the John Hancock Classic Value Fund II, which we had been sub-advising since 2006, reorganized into another John Hancock Advisers mutual fund not sub-advised by us, and the John Hancock International Classic Value Fund, which we had been sub-advising since 2006, was liquidated. The aggregate AUM in these two funds as of December 31, 2008 was $46.4 million and represented 0.4% of our AUM. The revenue generated from our sub-advisory agreements with these two funds for the years ended December 31, 2009, 2008 and 2007 was 0.1%, 0.3% and 0.4%, respectively, of our total revenues for those years. These actions by John Hancock Advisers will not have a material impact on our financial position and results of operation.

        We have selectively established relationships with other mutual fund and fund providers domestically and internationally, who offer us opportunities to efficiently access new market segments through sub-investment advisory roles.

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

Client Service

        Our client service team's efforts are instrumental to maintaining our direct relationships with institutional and individual separate account clients and developing direct relationships with separate accounts sourced through consultant-led searches. We have a dedicated client service team, which is primarily responsible for addressing all ongoing client needs, including periodic updates and reporting requirements. Our sales team assists in providing ongoing client service to existing institutional accounts. Our institutional distribution, sales and client service efforts are also supported, as necessary, by members of our investment team.

        Our client service team consists of individuals with both general business backgrounds and investment research experience. Our client service team members are fully integrated into our research team, attending both research meetings and company management meetings to ensure our clients receive primary information. As appropriate, we introduce members of our research and portfolio management team into client portfolio reviews to ensure that our clients are exposed to the full breadth of our investment resources. We also provide quarterly reports to our clients in order to share our investment perspectives with them. We additionally meet and hold conference calls regularly with clients to share perspectives on the portfolio and the current investment environment.

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

Employees

        At December 31, 2009, we had 67 full-time employees. This consists of 23 research department personnel; 3 traders; 12 client service and marketing personnel; 15 employees in operations; and 14 legal, compliance and finance personnel.

Available Information

        We maintain a website at www.pzena.com. The contents of our website are not part of, nor are they incorporated by reference into, this Annual Report.

        We make available through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practicable after they are electronically filed with the Securities Exchange Commission. To retrieve these reports and any amendments thereto, visit the Investor Relations section of our website.

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

SEC Regulation

        Our operating company, Pzena Investment Management, LLC, is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Investment Advisers Act of 1940, as amended, which we refer to as the Investment Advisers Act, and the SEC's regulations thereunder, as well as to examination by the SEC's staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of our business and our relationships with our clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, conflicts of interest, advertising, recordkeeping, reporting and disclosure requirements. Ten of the funds for which Pzena Investment Management, LLC acts as the sub-investment adviser are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their advisers. Moreover, an investment adviser's contract with a registered fund may be terminated by the fund on not more than 60 days' notice, and is subject to annual renewal by the fund's board after an initial two-year term. Both the Investment Advisers Act and the Investment Company Act regulate the "assignment" of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser's registration. The failure of Pzena Investment Management, LLC, or the registered funds for which Pzena Investment Management, LLC acts as sub-investment adviser, to comply with the requirements of the SEC could have a material adverse effect on us.

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

Foreign Regulation

        Pzena Investment Management, LLC is registered as an exempt market dealer and portfolio manager (international adviser) in Ontario, Canada. As a portfolio manager, Pzena Investment Management, LLC is only permitted to provide advice in Ontario to certain institutional and high net worth individual clients. As a limited market dealer, Pzena Investment Management, LLC is permitted to act as a market intermediary for only certain types of trades, and is permitted to market, sell and distribute prospectus-exempt securities to accredited investors. A portfolio manager must, upon the request of the Ontario Securities Commission, or OSC, produce all books, papers, documents, records and correspondence relating to its activities in Ontario, and inform the OSC if it becomes the subject of an investigation or disciplinary action by any financial services or securities regulatory authority or self-regulatory authority.

        Previously, Pzena Investment Management, LLC was a Foreign Adviser in British Columbia, Canada, and a Portfolio Manager and Investment Counsel (Foreign) in Alberta, Canada. However, on September 28, 2009, National Instrument 31-103 Registration Requirements and Exemptions, and related rules and amendments, went into effect across Canada, creating a new registration regime Canada-wide.

        Pzena Investment Management, LLC is approved by the Irish Financial Services Regulatory Authority as a promoter and investment manager of Irish authorized collective schemes.

        We operate in various other foreign jurisdictions without registration in reliance upon applicable exemptions under the laws of those jurisdictions.

Compliance

        Our firm maintains a Legal and Compliance Department with four full-time lawyers, including our General Counsel and Chief Compliance Officer. Other members of the Department, as well as the firm in general, also devote significant time to compliance matters.

ITEM 1A.    RISK FACTORS.

        We face a variety of significant and diverse risks, many of which are inherent in our business. Described below are the risks that we currently believe could materially affect us. Other risks and uncertainties that we do not presently consider to be material, or of which we are not presently aware, may become important factors that affect us in the future. The occurrence of any of the risks discussed below, or any such other risks, could materially and adversely affect our business, prospects, financial condition, results of operations or cash flow.

Risks Related to Our Business

We depend on Richard S. Pzena, John P. Goetz, and William L. Lipsey and the loss of the services of any of them could have a material adverse effect on us.

        The success of our business largely depends on the participation of Richard S. Pzena, John P. Goetz, and William L. Lipsey, our CEO and two Presidents, respectively. Their professional reputations, expertise in investing and relationships with our clients and within the investing community in the U.S. and abroad, are critical elements to executing our business strategy and attracting and retaining clients. Accordingly, the retention of these individuals is crucial to our future success. There is no guarantee that they will not resign, join our competitors or form a competing company. The terms of the current operating agreement of our operating company restrict each of these individuals from competing with us or soliciting our clients or other employees during the term of their employment with us and for three years thereafter. The penalty for their breach of these restrictive covenants will be the forfeiture of a number of Class B units held by the individual that is equal to 50% of the number of membership units collectively held by him and his permitted transferees as of the earlier of the date of his breach or the termination of his employment, unless our Board of Directors, in its sole discretion, determines otherwise. Although we may also seek specific performance of these restrictive covenants, there can be no assurance that we would be successful in obtaining this relief. Further, after this post-employment restrictive period, we will not be able to prohibit them from competing with us or soliciting our clients or employees. If any of these individuals were to join a competitor or form a competing company, some of our current clients or other prominent members of the investing community could choose to invest with that competitor rather than us. Furthermore, we do not carry any "key man" insurance that would provide us with proceeds in the event of the death or disability of any of these individuals. The loss of the services of any of these individuals could have a material adverse effect on our business and could impact our future performance.

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

        In 2006, 2007 and 2008, our investment strategies underperformed their respective benchmarks, and, while each of our investment strategies outperformed their respective benchmarks in 2009, there can be no assurance that some or all of our strategies will not underperform their benchmarks in the future. The annualized gross returns (which represents annualized returns prior to payment of advisory fees) of our Large Cap Value strategy (which represented approximately 46.9% of our AUM as of December 31, 2009) for the 1-year, 3-year, 5-year and since inception (October 2000) periods ended December 31, 2009 were 38.5%, (12.1)%, (2.3)%, and 3.5%, respectively. This compares to the returns of the Russell 1000® Value Index, the market index most commonly used by our clients to compare the performance of our Large Cap Value strategy, during the same periods of 19.7%, (9.0)%,(0.3)%, and 2.3%, respectively.

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

        As of December 31, 2009, two client relationships represented 17.5% and 13.9%, respectively, of our AUM. For the year ended December 31, 2009, these relationships represented 11.1% and 4.3%, respectively, of our total revenues. No other single account represented more than 5% of our AUM as of December 31, 2009, or more than 5% of our revenues for the year ended December 31, 2009.

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

        Our investment advisory and sub-investment advisory agreements are generally terminable upon short notice. Our sub-investment advisory agreements with ten SEC-registered mutual funds each have an initial two-year term and are subject to annual renewal by the fund's board of directors pursuant to the Investment Company Act. Seven of these ten sub-investment advisory agreements, including our largest sub-advised relationship, are beyond their initial two-year term, as of December 31, 2009. Institutional and individual clients, and the funds with which we have sub-investment advisory agreements, can terminate their relationships with us, or reduce the aggregate amount of AUM, for a number of reasons, including investment performance, changes in prevailing interest rates, and financial market performance, or to shift their funds to competitors who may charge lower advisory fee rates, or for no stated reason. Poor performance relative to that of other investment management firms tends to result in decreased investments in our investment strategies, increased withdrawals from our investment strategies and the loss of institutional or individual accounts or sub-investment advisory relationships. In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services. If our investment advisory agreements are terminated, or our clients reduce the amount of AUM, either of which may occur on short notice, we may experience declines in revenue and profitability.

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

Volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our AUM, revenues and profitability.

        As a company that operates in both U.S. and non-U.S. markets, and with a global client base, our business is subject to changing conditions in the global financial markets, and may also be effected by political, social and economic conditions in general. Beginning in the second half of 2007, and particularly during the second half of 2008 through early 2009, the financial markets were characterized by unprecedented levels of volatility and limited liquidity. This materially and adversely affected the capital and credit markets and led to a widespread loss of investor confidence. This has resulted in, and may continue to result in, some client attrition and hence reduced AUM, revenues and profitability. The effects of the financial crisis on the economy—with corporate losses and reduced profitability still occurring in some sectors, overall employee compensation coming under pressure, the decline of values across asset classes, and thereby a need to liquidate or re-allocate investments—could be of significant importance to the investment behavior of some of our clients. As a result, we could be confronted with net outflows of AUM, and could experience difficulties attracting new clients, resulting in a material adverse effect on our AUM, revenue and profitability in the future.

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

        Our success depends on our ability to retain the senior members of our investment team and to recruit additional qualified investment professionals. However, we may not be successful in our efforts to retain them, as the market for investment professionals is extremely competitive. Our portfolio managers possess substantial experience and expertise in investing and, in particular, our classic value investment approach, which requires significant qualitative judgments as to the future earnings power of currently underperforming businesses. Our portfolio managers also have significant relationships with our clients. Accordingly, the loss of any of our senior investment professionals could limit our ability to successfully execute our classic value investment approach and, therefore, sustain the performance of our investment strategies, which, in turn, could have a material adverse effect on our results of operations.

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

        As a result of our investment strategies underperforming their respective benchmarks in 2006, 2007 and 2008, our future growth may be more challenging, as this may impact our ability to attract inflows of AUM. Additionally, the current overall market environment may impact potential investors' interest in committing new capital to equity strategies such as those offered by us, thereby making growth more difficult.

        The future growth of our business, if achieved, will depend, among other things, on our ability to maintain an infrastructure and staffing levels sufficient to address its growth and may require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls, implementing new or updated information and financial systems and procedures and training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis. In addition, our efforts to retain or attract qualified investment professionals may result in significant additional expenses. There can be no assurance that we will be able to manage the growth of our business effectively, or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

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

        New accounts sourced through consultant-led searches have been a large driver of our inflows in the past, and are expected to be a major component of our future inflows. In addition, we have established relationships with certain mutual fund providers who have offered us opportunities to access new market segments through sub-investment advisory roles. We have also accessed the high-net-worth segment of the investing community through relationships with well respected wealth advisers who utilize our investment strategies in investment programs they construct for their clients. If we fail to successfully maintain these third-party distribution and sub-investment advisory relationships, our business could be materially adversely affected. In addition, many of these parties review and evaluate our products and our organization. Poor reviews or evaluations of either the particular product, or of us, may result in client withdrawals or may impact our ability to attract new assets through such intermediaries.

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

        We are subject to extensive regulation of our investment management business and operations. As a registered investment adviser, the SEC oversees our activities pursuant to its regulatory authority under the Investment Advisers Act. In addition, we must comply with certain requirements under the Investment Company Act with respect to the SEC-registered funds for which we act as sub-investment adviser. We are also subject to regulation by the Department of Labor under ERISA. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation, result in withdrawal by our clients from our investment strategies and impede our ability to retain clients and develop new client relationships, which may reduce our revenues.

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

Operational risks may disrupt our business, result in losses, or limit our growth.

        We rely heavily on our financial, accounting, trading, compliance and other data processing systems. Any failure or interruption of these systems, whether caused by fire, other natural disaster, power or telecommunications failure, act of terrorism or war, or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus materially adversely affect our business. Although we have back-up systems in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. The inability of our systems to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we will need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, our operations.

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

        We depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. We make investment decisions on behalf of our clients which could result in substantial losses to them. In order for our classic value investment strategies to yield attractive returns, we expect to have to hold securities for multi-year periods and, therefore, our investment strategies may not perform well in the short-term. If our clients suffer significant losses, or are otherwise dissatisfied with our services, we could be subject to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty, or breach of contract. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations, or cause significant reputational harm to us. For information on our past legal proceedings, see "Item 3—Legal Proceedings."

Fulfilling our public company financial reporting and other regulatory obligations has been and will be expensive and time consuming.

        Since becoming a public company, we have been required to implement specific corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules under the Sarbanes-Oxley Act of 2002 ("SOX") and the related rules and regulations of the SEC, as well as the rules of the New York Stock Exchange (the "NYSE"). We anticipate that compliance with these requirements will cause us to continue to incur significant legal and accounting compliance costs, and place significant demands on our accounting and finance staff, and on our accounting, financial and information systems. We have hired, and may need to further hire, additional accounting and finance staff with appropriate public company financial reporting experience and technical accounting knowledge, which has and may continue to increase our compensation expense.

        Beginning with the fiscal year ended December 31, 2008, our management was required to conduct an annual assessment of the effectiveness of our internal controls over financial reporting and include a report on our internal controls in our annual reports on Form 10-K pursuant to Section 404 of SOX. In addition, we are required to have our independent registered public accounting firm attest to and report on the effectiveness of our internal controls over financial reporting. We will continue to incur costs in order to maintain our internal control over financial reporting and comply with Section 404 of SOX, including necessary auditing and legal fees, and costs associated with accounting, internal audit, information technology, compliance and administrative staff.

The historical consolidated financial information included in this Annual Report and our previously filed public company reports may not necessarily be indicative of our future financial results.

        The historical consolidated financial information included in this Annual Report and our previously filed public company reports may not necessarily be indicative of our future financial results. We do not expect our AUM or revenue to grow at the same rate as they grew in the five years ended December 31, 2007. As mentioned above, we experienced declines in AUM, revenue, and profitability from the quarter ended September 30, 2007, through the quarter ended March 31, 2009, and there can be no assurance that there will not be similar, or more severe, declines in our AUM, revenue and profitability in the future. Although in 2007 we re-opened the Large Cap Value, Value Service, Small Cap Value, Mid Cap Value and All Cap Value strategies, in the future, we may close these or other strategies at any time. In addition, the historical consolidated financial information included in this Annual Report, and our previously filed public company reports with respect to the periods prior to the consummation of the reorganization of our operating company and the concurrent initial public offering of our Class A common stock on October 30, 2007, do not reflect all the added costs that we have incurred, and continue to expect to incur, as a public company. For example, because we operated through a limited liability company prior to October 30, 2007 and paid little or no taxes on our profits, our historical consolidated financial information prior to October 30, 2007 does not reflect the tax impact of our adoption of a corporate holding company structure.

        See "Part 2, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements included elsewhere in this report.

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

Our classic value investments subject the performance of our investment strategies to the risk that the companies in which we invest may not achieve the level of earnings recovery that we initially expect, or at all.

        We generally invest in companies after they have experienced a shortfall in their historic earnings, due to an adverse business development, management error, accounting scandal or other disruption, and before there is clear evidence of earnings recovery or business momentum. While very few investors are willing to invest when companies lack earnings visibility, our classic value investment approach seeks to capture the return that can be obtained by investing in a company before the market has a level of confidence in its ability to achieve earnings recovery. However, our investment approach entails the risk that the companies included in our portfolios are not able to execute the turnaround that we had expected when we originally invested in them, thereby reducing the performance of our strategies. Since our positions in these investments are often substantial, there is the risk that we may be unable to find willing purchasers for our investments when we decide to sell them. Most of our strategies construct concentrated portfolios, generally ranging from 30 to 60 holdings, of companies underperforming their historical earnings power, which is subject to a higher risk of underperformance relative to benchmarks than the investment approaches of some of our competitors.

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

        Our products are best suited for investors with long-term investment horizons. In order for our classic value investment approach to yield attractive returns, we must typically hold securities for an average of over three years. Our investment strategies may not perform well during certain periods of time. In addition, our strategies may not perform well during points in the economic cycle when value-oriented stocks are relatively less attractive. For instance, during the late stages of an economic cycle, investors may purchase relatively expensive stocks in order to obtain access to above average growth, as was the case in the late 1990s. Value-oriented strategies may also experience weakness during periods when the markets are focused on one investment thesis or sector. In 2006, 2007 and 2008, our investment strategies underperformed their respective benchmarks, and there can be no assurance that such underperformance will not occur in future periods.

Our investment approach may underperform other investment approaches, which may result in significant withdrawals of client assets or client departures or a reduction in our AUM.

        Even when securities prices are rising generally, portfolio performance can be affected by our investment approach. We employ a classic value investment approach in all of our investment strategies. This investment approach has outperformed the market in some economic and market environments and underperformed it in others. In particular, a prolonged period in which the growth style of investing outperforms the value style may cause our investment strategy to go out of favor with some clients, consultants or third-party intermediaries. Our investment strategy may be less favored during certain time periods for other reasons as well, including due to perceived riskiness or volatility of our approach. Poor performance relative to peers, coupled with changes in personnel, extensive periods in particular market environments, or other difficulties may result in significant withdrawals of client assets, client departures or a reduction in our AUM.

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

Our Global Value, EAFE Value, Global Diversified Value, EAFE Diversified Value, European Value and Emerging Markets Value strategies consist primarily of investments in the securities of issuers located outside of the United States, which may involve foreign currency exchange, political, social and economic uncertainties and risks.

        Our Global Value, EAFE Value, Global Diversified Value, EAFE Diversified Value, European Value and Emerging Markets Value strategies, which together represented $4.7 billion and $2.2 billion of our AUM as of December 31, 2009 and December 31, 2008, respectively, and may comprise a larger portion of our AUM in the future, are primarily invested in securities of companies located outside the United States. Fluctuations in foreign currency exchange rates could negatively impact the portfolios of our clients who are invested in these strategies. In addition, foreign currency fluctuations may affect the levels of our AUM from one reporting period to another. An increase in the value of the U.S. dollar relative to non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. dollar denominated revenue. We do not currently engage in any hedging activities for these portfolios and continue to market these products as unhedged.

        Investments in non-U.S. issuers may also be effected by political, social and economic uncertainty effecting a country or region in which we are invested. Many non-U.S. financial markets are not as developed, or as efficient, as the U.S. financial market, and, as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information in respect of such companies. These risks could adversely impact the performance of our strategies that are invested in securities of non-U.S. issuers.

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

We are required to pay certain former and current members of our operating company who sold to us membership units of our operating company in October 2007, and the other holders of Class B units of our operating company who subsequently have and will exchange their Class B units for shares of our Class A common stock most of the tax benefit of any amortization deductions we may claim as a result of the tax basis step up we receive in connection with these sales of membership units and any future exchanges of Class B units.

        We used the net proceeds of our October 2007 initial public offering to purchase membership units of our operating company from three of its members, or the selling members. These purchases have and are expected to continue to result in increases in our share of the tax basis in the tangible and intangible assets of our operating company that otherwise would not have been available. Subsequent exchanges of Class B units of our operating company for shares of our Class A common stock have and are expected to continue to result in increases in our share of the tax basis in the tangible and intangible assets of our operating company that otherwise would not have been available. These increases in tax basis have and are expected to continue to reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service, or IRS, might challenge all or part of this tax basis increase, and a court might sustain such a challenge.

        Pursuant to a tax receivable agreement dated October 30, 2007, among the selling members, all holders of Class B units after our October 2007 initial public offering and us, we are required to pay the selling members and any holders of Class B units who elect to exchange their Class B units for shares of our Class A common stock 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increases in amortizable tax basis due to the sale to us of membership units in October 2007 and the subsequent exchanges of Class B units for shares of our Class A common stock. The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. We expect that, as a result of the size and increases in our share of the tax basis in the tangible and intangible assets of our operating company attributable to our interest therein, the payments that we may make to these members likely will be substantial. In October 2008, each of the selling members agreed with us to waive any payments that we were required to make to them with respect to the 2008 and 2009 tax years, as a result of their sale to us of an aggregate of 6.1 million membership units in October 2007.

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

        The market price of our Class A common stock has been and may continue to be highly volatile and subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to resell your shares of Class A common stock at or above your purchase price, if at all. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock, or result in fluctuations in the price or trading volume of our Class A common stock, include:

  •
  decreases in our assets under management;

  •
  variations in our quarterly operating results;

  •
  failure to meet our earnings estimates;

  •
  publication of research reports about us or the investment management industry;

  •
  additions or departures of our key personnel;

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

Control by our Class B stockholders, which include our CEO and two Presidents, 28 of our other employees, certain outside investors and two former employees, of 97.0% of the combined voting power of our common stock may give rise to conflicts of interest.

        Our Class B stockholders collectively hold approximately 97.0% of the combined voting power of our common stock. These stockholders consist of our CEO, two Presidents, 28 of our other employees, certain unaffiliated investors and two former employees. Holders of shares of our Class B common stock have entered into a Class B stockholders' agreement with respect to all shares of Class B common stock then held by them and any additional shares of Class B common stock they may acquire in the future. Pursuant to this agreement, they will vote these shares of Class B common stock together on all matters submitted to a vote of our common stockholders. To the extent that we cause our operating company to issue additional Class B units, which may be granted, subject to vesting, to our employees pursuant to the PIM LLC 2006 Equity Incentive Plan, these employees will be entitled to receive an equivalent number of shares of our Class B common stock, subject to the condition that they agree to enter into this Class B stockholders' agreement. Each share of our Class B common stock entitles its holder to five votes per share for so long as the Class B stockholders collectively hold 20% of the total number of shares of our common stock outstanding. When a Class B unit is exchanged for a share of our Class A common stock, an unvested Class B unit is forfeited due to the employee holder's failure to satisfy the conditions of the award agreement pursuant to which it was granted, or any Class B unit is forfeited as result of a breach of any restrictive covenants contained in our operating company's amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed by us. For so long as our Class B stockholders hold at least 20% of the total number of shares of our common stock outstanding, they will be able to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of securities, and the declaration and payment of dividends. In addition, they will be able to determine the outcome of all matters requiring approval of stockholders, and will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our company. Our Class B stockholders have the ability to prevent the consummation of mergers, takeovers or other transactions that may be in the best interests of our Class A stockholders. In particular, this concentration of voting power could deprive Class A stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our company, and could ultimately affect the market price of our Class A common stock.

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

In the future, we may pay dividends to our stockholders, but our ability to do so is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law.

        Our Board of Directors may, in its discretion, reinstate the dividend in an amount to be determined by it. Subsequently, our Board of Directors may, in its discretion, decrease the level of dividends, or discontinue the payment of dividends entirely. In addition, as a holding company, we depend upon the ability of Pzena Investment Management, LLC to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses and pay dividends to our stockholders. We expect to cause Pzena Investment Management, LLC to make distributions to its members, including us. However, the ability of Pzena Investment Management, LLC to make such distributions is subject to its operating results, cash requirements and financial condition and applicable Delaware laws (which may limit the amount of funds available for distribution to its members). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock, see Item 5—"Our Dividend Policy."

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

        Currently, there are no material legal proceedings pending against us.

ITEM 4.    RESERVED

 PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A common stock is listed for trading on the NYSE under the symbol "PZN". As of March 2, 2010, there were approximately 26 record holders of our Class A common stock and 71 record holders of our Class B common shares. These numbers do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.

        The following table sets forth the quarterly high and low sales prices of our Class A common stock on the NYSE for the periods indicated and dividends declared during such periods.

	2009			2008
Quarter	High	Low	Dividends Declared Per Share	High	Low	Dividends Declared Per Share
Quarter Ended March 31	$4.96	$1.61	$0.00	$13.75	$8.55	$0.11
Quarter Ended June 30	$8.23	$1.88	$0.00	$13.75	$10.18	$0.11
Quarter Ended September 30	$9.12	$6.00	$0.00	$13.68	$6.27	$0.05
Quarter Ended December 31	$9.01	$6.96	$0.00	$8.93	$2.39	$0.00

Our Dividend Policy

        We are a holding company and have no material assets other than our ownership of membership interests in our operating company. As a result, we depend upon distributions from our operating company to pay any dividends that our Board of Directors may declare to be paid to our Class A common stockholders, if any. When and if our Board of Directors declares any such dividends, we then cause our operating company to make distributions to us in an amount sufficient to cover the amount of the dividends declared. As of December 31, 2009, we are no longer contractually prohibited from making dividend payments. We may not pay dividends to our Class A common stockholders in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends, or any of our financing facilities or other agreements restrict us from doing so. In the future, our Board of Directors may, in its discretion and subject to the Company's operating results, debt agreements and applicable law, reinstate the dividend at an amount to be determined by it. To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

Recent Sales of Unregistered Securities

        In 2009, we awarded an aggregate of 30,000 Class B units and the related 30,000 shares of Class B common stock to six new employee members. The issuances did not involve any public offering, general advertising or general solicitation. The certificates representing the securities bear a restrictive legend. On the basis of these facts, the securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Performance Graph

        The following graph compares the cumulative total stockholder return on our Class A common stock from October 25, 2007 (the date our Class A common stock first began trading on the NYSE) through December 31, 2009, with the cumulative total return of the S&P 500® and the SNL Asset Manager Index*. The graph assumes the investment of $100 in our common stock and in each of the two indices on October 25, 2007 and the reinvestment of all dividends, if any.

Total Return Performance

	Period Ended
Index	10/25/07	12/31/07	12/31/08	12/31/09
Pzena Investment Management, Inc	100.00	57.27	21.67	41.80
SNL Asset Manager Index*	100.00	96.32	45.87	74.42
S&P 500® Index	100.00	97.28	61.35	77.58

*
The SNL Asset Manager Index is comprised of the securities of the following companies: Affiliated Managers Group, Inc.; Alliance Bernstein Holding L.P; Artio Global Investors Inc.; BKF Capital Group, Inc.; Blackrock, Inc.; The Blackstone Group L.P.; Brookfield Asset Management Inc.; Calamos Asset Management, Inc.; Capital Financial Holdings, Inc.; Cohen & Steers, Inc.; Diamond Hill Investment Group, Inc.; Eaton Vance Corp.; Epoch Holding Corporation; Federated Investors, Inc.; Fortress Investment Group LLC; Franklin Resources, Inc.; GAMCO Investors, Inc.; GLG Partners, Inc.; Hennessy Advisors, Inc.; Invesco Ltd.; Janus Capital Group Inc.; Legg Mason, Inc.; Och-Ziff Capital Management Group LLC; Pzena Investment Management, Inc.; SEI Investments Company; T. Rowe Price Group, Inc.; U.S. Global Investors Funds; Value Line, Inc.; Virtus Investment Partners, Inc.; W.P. Stewart & Co., Ltd.; Waddell & Reed Financial, Inc.; and Westwood Holdings Group, Inc.

        In accordance with the rules of the SEC, this section entitled "Performance Graph" shall not be incorporated by reference into any future filings by us under the Securities Act or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Recent Purchases of Equity Securities

        During the fiscal year ended December 31, 2009, we did not repurchase any of our equity securities.

Equity Compensation Plan Information

        For certain information concerning securities authorized for issuance under our equity compensation plans, see "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information."

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth selected historical consolidated financial data of Pzena Investment Management, Inc. Reported results for the periods prior to October 30, 2007 reflect solely the operations of Pzena Investment Management, LLC. The selected consolidated statements of operations data for the years ended December 31, 2009, 2008, and 2007 and the consolidated statements of financial condition data as of December 31, 2009 and 2008 have been derived from Pzena Investment Management, Inc.'s audited consolidated financial statements included elsewhere in this Annual Report.

        The selected consolidated statement of financial condition as of December 31, 2007 has been derived from Pzena Investment Management, Inc.'s audited consolidated financial statements not included in this report. The selected consolidated statements of operations data for the years ended December 31, 2006 and 2005, and the consolidated statement of financial condition data as of December 31, 2006 and 2005, have been derived from Pzena Investment Management, LLC's audited consolidated financial statements not included in this Annual Report.

        You should read the following selected historical consolidated financial data together with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and the related notes included elsewhere in this Annual Report.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except share and per share amounts)
Statements of Operations Data:
REVENUE
Management Fees	$63,039	$101,404	$146,776	$113,984	$75,003
Incentive Fees	—	—	373	1,103	3,593

Total Revenue	63,039	101,404	147,149	115,087	78,596
EXPENSES
Cash Compensation and Benefits	22,057	20,703	33,924	34,830	23,832
Distributions on Compensatory Units	—	—	12,087	17,857	10,147
Change in Redemption Value of Compensatory Units	—	—	15,969	20,411	7,306
Change from Formula to Fair Value Plan for Compensatory Units	—	—	—	232,534	—
Acceleration of Vesting of Compensatory Units	—	—	64,968	—	—
Other Non-Cash Compensation	2,934	4,952	2,753	—	—

Total Compensation and Benefits Expense	24,991	25,655	129,701	305,632	41,285
General and Administrative Expenses	8,261	11,356	13,038	8,380	5,734

TOTAL OPERATING EXPENSES	33,252	37,011	142,739	314,012	47,019

Operating Income/(Loss)	29,787	64,393	4,410	(198,925)	31,577
Other Income/(Expense)	1,601	35,685	(2,136)	6,114	2,661

INCOME/(LOSS) BEFORE INCOME TAXES AND INTEREST ON MANDATORILY REDEEMABLE UNITS	31,388	100,078	2,274	(192,811)	34,238
Income Tax Provision/(Benefit)	(1,307)	67,680	5,610	3,941	2,704
Interest on Mandatorily Redeemable Units	—	—	16,575	516,708	60,136

Consolidated Net Income/(Loss)	32,695	32,398	(19,911)	(713,460)	(28,602)

Less: Net Income/(Loss) Attributable to Non-Controlling Interests	29,326	36,095	(20,644)	1,997	67

NET INCOME/(LOSS) Attributable to Pzena Investment Management, Inc.	$3,369	$(3,697)	$733	$(715,457)	$(28,669)

Per Share Data:
Net Income/(Loss) for Basic Earnings per Share(1)	$3,369	$(3,697)	$733
Basic Earnings/(Loss) per Share(1)	$0.41	$(0.60)	$0.12
Basic Weighted Average Shares Outstanding(1)	8,217,561	6,122,569	6,111,118
Net Income/(Loss) for Diluted Earnings per Share(1)	$18,106	$(3,697)	$7,765
Diluted Earnings/(Loss) per Share(1)	$0.28	$(0.60)	$0.12
Diluted Weighted Average Shares Outstanding(1)	64,853,824	6,122,569	64,056,778
Cash Dividends Declared Per Share	—	$0.27	$0.11

(1)
Represents the Company's weighted average shares and its earnings generated through its economic interest in the operating company subsequent to October 30, 2007.

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Statements of Financial Condition Data:
Cash and Cash Equivalents	$15,908	$27,421	$27,184	$30,920	$4,969
TOTAL ASSETS	48,518	62,519	154,646	89,746	48,968
Term Loan	—	22,000	60,000	—	—
Senior Subordinated Debt	10,000	16,000	—	—	—
Capital Units Subject to Mandatory Redemption	—	—	—	533,553	49,729
TOTAL LIABILITIES	21,160	46,179	140,212	806,313	66,672
Non-Controlling Interests	19,088	11,819	16,355	13,399	1,965
EQUITY (EXCESS OF LIABILITIES OVER ASSETS)	$8,270	$4,521	$(1,921)	$(729,966)	$(19,669)

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are an investment management firm that utilizes a classic value investment approach in each of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. At December 31, 2009, our assets under management, or AUM, were $14.3 billion. We manage separate accounts on behalf of institutions and high net worth individuals and act as sub-investment adviser for a variety of SEC-registered mutual funds and offshore funds.

        We function as the holding company through which the business of our operating company, Pzena Investment Management, LLC, is conducted. Following our initial public offering and reorganization on October 30, 2007, we became the sole managing member of Pzena Investment Management, LLC. As such, we now control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees' and other investors' collective membership interest in our operating company, we reflect their ownership as a non-controlling interest in our consolidated financial statements. As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company's net income. As of December 31, 2009, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interests in the operations of our business.

Revenue

        We generate revenue primarily from management fees and incentive fees, which we collectively refer to as our advisory fees, by managing assets on behalf of institutional accounts and for retail clients, which are generally open-end mutual funds catering primarily to retail clients. Our advisory fee income is recognized over the period in which investment management services are provided. Following the preferred method identified in the Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC," described in Note 2 to our consolidated financial statements beginning on page F-1 of this Annual Report), income from incentive fees is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.

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

        The majority of advisory fees we earn on institutional accounts are based on the value of AUM at a specific date on a quarterly basis, either in arrears or advance. Generally, advisory fees on certain of our institutional accounts, and with respect to most of our retail accounts, are calculated based on the average of the monthly or daily market value. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. While a specific group of accounts may use the same fee rate, the method used to calculate the fee according to the fee rate schedule may differ as described above.

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

Compensation and Benefits Expense

        Our largest expense is compensation and benefits, which includes the salaries, bonuses, equity-based compensation, and related benefits and payroll costs attributable to our members and employees. Compensation and benefits packages are benchmarked against relevant industry and geographic peer groups in order to attract and retain qualified personnel. Since 2007, we have experienced a general decrease in cash compensation and benefits expense, as we reduced our year-end bonus packages to reflect the adverse economic conditions in our business and industry in general. Cash compensation has also declined since 2007 due to lower revenue-based variable compensation costs and a decline in average headcount. The table included in the section below describes the components of our compensation expense for the three years ended December 31, 2009:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash Compensation and Other Benefits	$22,057	$20,703	$33,924
Distributions on Compensatory Units	—	—	12,087
Change in Redemption Value of Compensatory Units	—	—	15,969
Acceleration of Vesting of Compensatory Units	—	—	64,968
Other Non-Cash Compensation	2,934	4,952	2,753

Total Compensation and Benefits Expense	$24,991	$25,655	$129,701

        Historically, we granted interests in our operating company to selected employees which entitled the holder to a share of the future distributions of our operating company. Pursuant to the then terms of the operating agreement of our operating company, the holders of these interests had the right to require us to redeem their interests upon their termination of employment, or death. Prior to March 31, 2007, we accounted for the distributions on these interests, as well as the annual increase in their redemption value, as compensation expense. Our operating company's operating agreement was amended as of March 31, 2007 to eliminate its obligation to redeem these interests units under any circumstance. As all of its membership units thereafter had only equity characteristics, neither distributions nor subsequent incremental changes to their value were charged against income from the date of the amendment. As of March 31, 2007, we accelerated the vesting of all compensatory units (as described in Note 2 to our consolidated financial statements beginning on page F-1 of this Annual Report) then subject to vesting. The one-time charge associated with this acceleration, approximately $65.0 million, was recorded on March 31, 2007. Subsequent to this date, distributions on these units have been recorded as a direct reduction of operating company capital.

        On January 1, 2007, we adopted the PIM LLC 2006 Equity Incentive Plan, pursuant to which we have issued restricted units, and options to acquire units, in our operating company. We used a fair-value method in recording the compensation expense associated with the granting of these restricted units, and options to acquire units, to new and existing members under the PIM LLC 2006 Equity Incentive Plan. Under this method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the award's vesting period. The fair value of the units is determined by reference to the market price of our Class A common stock on the date of grant, since these units are exchangeable for shares of our Class A common stock on a one-for-one basis. The fair value of the options to acquire units is determined by using an appropriate option pricing model on the grant date.

        Pursuant to the operating company's Bonus Plan, which became effective January 1, 2007, eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred. These deferred amounts may be invested, at the employee's discretion, in certain of our investment strategies, restricted phantom units of our operating company, or money market funds. Amounts deferred in any calendar year reduce that year's cash compensation expense and vest ratably over a four-year period beginning on January 1st of the next year. Therefore, the amortization of 2007 deferred amounts has been reflected in our expenses beginning January 1, 2008. For the years ended December 31, 2009, 2008, and 2007, approximately $1.6 million, $0.0 million, and $4.4 million, respectively, in such compensation was deferred. At December 31, 2009 and 2008, the liability associated with deferred compensation investment accounts was approximately $0.4 million and $0.3 million, respectively, and has been included as a component of other liabilities on the consolidated statement of financial condition. For the years ended December 31, 2009 and 2008, the Company recognized approximately $0.7 million and $0.6 million, respectively, in compensation and benefits expense associated with the amortization of all deferred compensation awards. Should additional amounts be deferred in future years, we would expect the non-cash portion of our compensation expense to increase as the existing and subsequently deferred amounts are amortized through income.

        As of December 31, 2009, we had approximately $5.3 million in unrecorded compensation expense related to unvested operating company phantom units issued pursuant to our deferred compensation plan, operating company unit and option grants issued under our PIM LLC 2006 Equity Incentive Plan, and stock and option grants issued under our PIM Inc. 20007 Equity Incentive Plan. We expect that the amortization of these amounts will be approximately $2.6 million for 2010, $2.5 million for 2011, and $0.1 million per year in 2012 and 2013.

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

        As a result of our offering on October 30, 2007, we have incurred, and expect to continue to incur, additional expenses associated with being a public company for, among other things, director and officer insurance, director fees, SEC reporting and compliance (including SOX compliance), professional fees, transfer agent fees, and other similar expenses. These additional expenses have and will continue to reduce our net income.

Other Income/(Expense)

        Other income/(expense) is derived primarily from investment income or loss arising from our investments in various private investment vehicles that we employ to incubate new strategies, interest expense on our outstanding debt, mark-to-market movements on our swap agreement prior to its termination, and interest income generated on our excess cash balances. Other income/(expense) is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was executed in connection with our reorganization and offering on October 30, 2007. As discussed further below, under "Tax Receivable Agreement," this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from the Company's acquisitions of operating company units from its selling and converting shareholders. Amounts waived by our selling and converting shareholders reduce this liability. We expect the interest and investment components of other income/(expense), in the aggregate, to fluctuate based on market conditions and the performance of our investment strategies.

Non-Controlling Interests

        Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence. After our reorganization, we became the sole managing member of our operating company and now control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees' and outside investors' interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements. As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company's net income. As of December 31, 2009, the holders of Class A common stock (through the Company) and the holders of

Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interests in the operations of the business.

Income Tax Provision/(Benefit)

        While our operating company has historically not been subject to U.S. federal and certain state income taxes, it has been subject to New York City Unincorporated Business Tax. As a result of our reorganization, we are now subject to taxes applicable to C-corporations. As such, our effective tax rate has increased as a result of our reorganization. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized. As of December 31, 2009 and 2008, the Company's valuation allowance against the deferred tax asset associated with our acquisition of operating company units in conjunction with the offering and subsequent grants was $60.3 million and a $62.7 million, respectively.

Interest on Mandatorily Redeemable Units

        Until the amendment of its operating agreement on March 31, 2007, the operating company recorded a net liability for its units issued to founders and those purchased by certain employees equal to the accumulated redemption value as of the balance sheet date of all such outstanding units. This liability also included any undistributed earnings attributable to such units. As such, interest on mandatorily redeemable units included distributions made on these outstanding units, as well as the incremental increases or decreases in their redemption values. Distributions were generally paid on the operating company's income before non-cash compensation charges. Redemption values were determined based on fair value.

        Prior to March 31, 2007, these units were required to be redeemed upon a member's termination or death. Effective March 31, 2007, the operating company's operating agreement was amended to eliminate its obligation to redeem units under any circumstance. Since all units thereafter had only equity characteristics, neither distributions, nor subsequent incremental changes to these units' value, were charged against income subsequent to the effective date of the amendment. The $16.6 million charge recorded in 2007 represents the distributions and incremental changes to these units' fair value through March 31, 2007.

Operating Results

General

        Our earnings and cash flows are heavily dependent upon prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

        Beginning in the second half of 2007 and continuing through the first quarter of 2009, the performance of our investment strategies was negatively impacted by significant volatility in the equity markets. Investment performance during 2008 was influenced by our overweight exposure to the financial services sector in particular, which underperformed the market. As a result, our assets under management declined by $12.9 billion, or 54.7%, from $23.6 billion at December 31, 2007 to $10.7 billion at December 31, 2008. Beginning in the second quarter of 2009, the performance of our investment strategies improved alongside the significant improvement in the equity markets. As a result, our AUM increased $3.6 billion, or 33.6%, from $10.7 billion at December 31, 2008, to $14.3 billion at December 31, 2009.

        For the year ended December 31, 2009, we experienced gross inflows of $4.0 billion, which were offset by gross outflows of $4.1 billion. Our institutional accounts experienced gross inflows of $2.6 billion, which were partially offset by $2.0 billion in gross outflows. The institutional gross inflows were mainly attributable to the establishment of several new client relationships in our non-U.S. diversified value strategies, while the gross outflows were due to our investment strategies' medium-term underperformance relative to their respective benchmarks and client re-balancing in response to the volatile economic environment. For the year ended December 31, 2009, our retail accounts experienced $0.7 billion in net outflows, as a result of $2.1 billion in gross outflows and $1.4 billion in gross inflows. The gross outflows in retail accounts were driven by the underperformance and re-balancing described above.

        For the year ended December 31, 2008, we experienced gross outflows of $8.3 billion, which were partially offset by gross inflows of $5.4 billion. Our institutional accounts experienced gross outflows of $4.3 billion, which were partially offset by $2.6 billion in gross inflows. The institutional gross outflows were mainly attributable to the weaker performance of our institutional funds compared to that of their respective benchmarks, while the gross inflows were primarily due to the establishment of new client relationships across a variety of our strategies. For the year ended December 31, 2008, our retail accounts experienced $1.2 billion in net outflows, as a result of $4.0 billion in gross outflows and $2.8 billion in gross inflows.

        Our average AUM fluctuates based on changes in the market value of accounts advised and managed by us, and on fund flows. Accordingly, given our lower average AUM levels, our revenues for the year ended December 31, 2009 have declined from previous years. A decrease in revenue typically results in lower operating income and net income.

        We expect that we will experience pressure on our operating margins in the future if AUM were to decline similar to that of 2007 and 2008. For the year ended December 31, 2009, our operating expenses declined from their comparable 2008 and 2007 periods, as we identified and implemented cost savings opportunities.

Assets Under Management and Flows

        The change in AUM in our institutional accounts and our retail accounts for the years ended December 31, 2009 and 2008 is described below:

	Year Ended December 31,
Assets Under Management	2009	2008
	(in billions)
Institutional Accounts
Beginning of Period Assets	$7.4	$15.9
Inflows	2.6	2.6
Outflows	(2.0)	(4.3)

Net Flows	0.6	(1.7)
Market Appreciation/(Depreciation)	2.7	(6.8)

End of Period Assets	$10.7	$7.4

Retail Accounts
Beginning of Period Assets	$3.3	$7.7
Inflows	1.4	2.8
Outflows	(2.1)	(4.0)

Net Flows	(0.7)	(1.2)
Market Appreciation/(Depreciation)	1.0	(3.2)

End of Period Assets	$3.6	$3.3

Total
Beginning of Period Assets	$10.7	$23.6
Inflows	4.0	5.4
Outflows	(4.1)	(8.3)

Net Flows	(0.1)	(2.9)
Market Appreciation/(Depreciation)	3.7	(10.0)

End of Period Assets	$14.3	$10.7

        At December 31, 2009, our $14.3 billion of AUM were invested in various value-oriented investment strategies representing distinct geographical segments of the U.S., Global, and Europe, Australasia, and Far East ("EAFE") markets. The following table describes the allocation of our AUM, as of December 31, 2009 and 2008, among our investment strategies:

	AUM at December 31,
	2009	2008
	(in billions)
U.S. Value Strategies	$9.6	$8.5
Global Value Strategies	2.8	1.9
EAFE Value Strategies	1.9	0.3

Total	$14.3	$10.7

Year Ended December 31, 2009 versus December 31, 2008

        At December 31, 2009, the Company managed $14.3 billion in total assets, an increase of $3.6 billion, or 33.6%, from $10.7 billion at December 31, 2008. The year-over-year increase in AUM was due primarily to $3.7 billion in market appreciation, offset by net outflows of $0.1 billion. Improving overall economic conditions contributed to the performance-related increase in our AUM. Our institutional accounts experienced net inflows of $0.6 billion and our retail accounts experienced net outflows of $0.7 billion for the year ended December 31, 2009. These net inflows in institutional accounts were driven in part by the establishment of several new client relationships in our non-U.S. diversified value strategies. The net outflows in retail accounts were driven by our investment strategies' medium-term underperformance relative to their respective benchmarks and client asset re-balancing in response to the volatile economic environment.

        At December 31, 2009, the Company managed $10.7 billion in institutional accounts and $3.6 billion in retail accounts, for a total of $14.3 billion in assets. For the year ended December 31, 2009, assets in institutional accounts increased by $3.3 billion, or 44.6%, from $7.4 billion at December 31, 2008, due to $2.7 billion in market appreciation and $2.6 billion in gross inflows, partially offset by $2.0 billion in gross outflows. For the year ended December 31, 2009, assets in retail accounts increased by $0.3 billion, or 9.1%, from $3.3 billion at December 31, 2008, as a result of $1.0 billion in market appreciation and $1.4 billion in gross inflows, offset by $2.1 billion in gross outflows.

        At December 31, 2009, institutional accounts represented 74.8% of our total AUM, compared to 69.2% at December 31, 2008. At December 31, 2009, our EAFE Value and Global Value investment strategies accounted for 32.9% of our AUM, compared to 20.6% at December 31, 2008.

Year Ended December 31, 2008 versus December 31, 2007

        At December 31, 2008, the Company managed $10.7 billion in total assets, a decrease of $12.9 billion, or 54.7%, from $23.6 billion at December 31, 2007. The year-over-year decrease in AUM was due primarily to $10.0 billion in market depreciation, and, to a lesser extent, net outflows of $2.9 billion. Generally negative economic conditions and our overweight investment exposure to the financial services sector, in particular, contributed to the performance-related decline in our AUM. Our institutional and retail accounts experienced net outflows of $1.7 billion and $1.2 billion, respectively, for the year ended December 31, 2008. These net outflows were driven in part by our investment strategies' underperformance relative to their respective benchmarks and client asset re-balancing in response to the volatile economic environment.

        At December 31, 2008, the Company managed $7.4 billion in institutional accounts and $3.3 billion in retail accounts, for a total of $10.7 billion in assets. Assets in institutional accounts decreased by $8.5 billion, or 53.5%, from $15.9 billion at December 31, 2007, due to $6.8 billion in market depreciation and $4.3 billion in gross outflows, partially offset by $2.6 billion in gross inflows. During the year ended December 31, 2008, assets in retail funds decreased by $4.4 billion, or 57.1%, from $7.7 billion at December 31, 2007, as a result of $3.2 billion in market depreciation and $4.0 billion in gross outflows, partially offset by $2.8 billion in gross inflows.

        At December 31, 2008, institutional accounts represented 69.2% of our total AUM, compared to 67.4% at December 31, 2007. At December 31, 2008, our EAFE Value and Global Value investment strategies accounted for 20.6% of our AUM, compared to 13.1% at December 31, 2007.

Revenues

        Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three years ended December 31, 2009, 2008, and 2007 is described below:

	Year Ended December 31,
Revenue	2009	2008	2007
	(in millions)
Institutional Accounts	$51.6	$81.5	$109.5
Retail Accounts	11.4	19.9	37.6

Total	$63.0	$101.4	$147.1

Year Ended December 31, 2009 versus December 31, 2008

        Our total revenue decreased $38.4 million, or 37.9%, to $63.0 million for the year ended December 31, 2009, from $101.4 million for the year ended December 31, 2008. This change was driven primarily by a reduction in weighted average AUM, which decreased $6.7 billion, or 37.0%, to $11.4 billion for the year ended December 31, 2009, from $18.1 billion from the year ended December 31, 2008.

        Our weighted average fees were 0.552% and 0.562% for the years ended December 31, 2009 and 2008, respectively. This decrease was due in part to large institutional inflows in our newly launched EAFE Diversified Value and Global Diversified Value strategies. We typically offer reduced fee rates to initial clients in our new product offerings. Weighted average fees also decreased in part due to an increase in the average size of the Company's institutional accounts. The Company's tiered fee schedules typically charge lower rates as account size increases. Weighted average assets in institutional accounts decreased $4.4 billion, or 34.9%, to $8.2 billion for the year ended December 31, 2009, from $12.6 billion at December 31, 2008, and had weighted average fees of 0.628% and 0.649% for the years ended December 31, 2009 and 2008, respectively. The decline in institutional weighted average fees arose due to institutional inflows in our EAFE Diversified Value and Global Diversified Value strategies and a higher institutional average account size, as discussed above. Weighted average assets in retail accounts decreased $2.3 billion, or 41.8%, to $3.2 billion for the year ended December 31, 2009, from $5.5 billion for the year ended December 31, 2008, and had weighted average fees of 0.356% and 0.360% for the years ended December 31, 2009 and 2008, respectively. The decline in weighted average fees in retail accounts was due to the voluntary partial fee waiver on the John Hancock Classic Value Fund, partially offset by the timing of asset flows. For the year ended December 31, 2009, our share of this reduction was $0.6 million. Our waiver expires in May 2010.

Year Ended December 31, 2008 versus December 31, 2007

        Our total revenue decreased $45.7 million, or 31.1%, to $101.4 million for the year ended December 31, 2008, from $147.1 million for the year ended December 31, 2007. This change was driven primarily by a reduction in weighted average AUM, which decreased $10.2 billion, or 36.0%, to $18.1 billion for the year ended December 31, 2008, from $28.3 billion from the year ended December 31, 2007.

        Our weighted average fees were 0.562% and 0.521% for the years ended December 31, 2008 and 2007, respectively. The increase in weighted average fees was primarily due to a shift in asset mix towards institutional accounts. Weighted average assets in institutional accounts decreased $4.9 billion, or 28.0%, to $12.6 billion for the year ended December 31, 2008, from $17.5 billion at December 31, 2007, and had weighted average fees of 0.649% and 0.627% for the years ended December 31, 2008 and 2007, respectively. Weighted average assets in retail accounts decreased $5.3 billion, or 49.1%, to

$5.5 billion for the year ended December 31, 2008, from $10.8 billion for the year ended December 31, 2007, and had weighted average fees of 0.360% and 0.348% for the years ended December 31, 2008 and 2007, respectively.

Expenses

        Our operating expenses are driven primarily by our compensation costs. The table below describes the components of our compensation expense for the three years ended December 31, 2009, 2008, and 2007. Prior to March 31, 2007, much of the historical variability in our compensation costs had been driven by distributions made on our compensatory units then outstanding, and the incremental increases or decreases in their redemption value subsequent to their grant date. As of March 31, 2007, these items are no longer reflected in compensation expense.

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash Compensation and Other Benefits	$22,057	$20,703	$33,924
Distributions on Compensatory Units	—	—	12,087
Change in Redemption Value of Compensatory Units	—	—	15,969
Acceleration of Vesting of Compensatory Units	—	—	64,968
Other Non-Cash Compensation	2,934	4,952	2,753

Total Compensation and Benefits Expense	$24,991	$25,655	$129,701

Year Ended December 31, 2009 versus December 31, 2008

        Total operating expenses decreased by $3.7 million, or 10.0%, to $33.3 million for the year ended December 31, 2009, from $37.0 million for the year ended December 31, 2008. This decrease was primarily attributable to a decrease in general and administrative expenses as discussed below.

        Compensation and benefits expense decreased by $0.7 million, or 2.7%, to $25.0 million for the year ended December 31, 2009, from $25.7 million for the year ended December 31, 2008. This decrease was primarily attributable to a $2.0 million decrease in other non-cash compensation associated with annual option awards to our employees, partially offset by an increase of $1.4 million in cash compensation and other benefits.

        General and administrative expenses decreased by $3.1 million, or 27.2%, to $8.3 million for the year ended December 31, 2009, from $11.4 million for the year ended December 31, 2008. This decrease was mainly attributable to declines in professional services fees and data systems costs.

Year Ended December 31, 2008 versus December 31, 2007

        Total operating expenses decreased by $105.7 million, or 74.1%, to $37.0 million for the year ended December 31, 2008, from $142.7 million for the year ended December 31, 2007. This decrease was primarily attributable to the $93.0 million charge taken in 2007 associated with the distributions on, and change in redemption value of, the compensatory units of our operating company, and the one-time charge associated with the acceleration, as of March 31, 2007, of the vesting of all such compensatory units then subject to vesting. As a result of changes to the operating company's operating agreement on March 31, 2007, these charges did not recur in 2008.

        Compensation and benefits expense decreased by $104.0 million, or 80.2%, to $25.7 million for the year ended December 31, 2008, from $129.7 million for the year ended December 31, 2007. This decrease was primarily attributable to the $93.0 million in charges described above that were not replicated in 2008. Compensation and benefits expense also decreased due to a $13.2 million reduction in cash compensation, as we lowered our headcount and reduced our year-end bonus packages to reflect the adverse economic conditions in our business and industry in general. These decreases were, to a limited extent, offset by a $2.2 million increase in other non-cash compensation associated with annual option awards to our employees. Our employee count decreased from 78 at December 31, 2007, to 68 at December 31, 2008.

        General and administrative expenses decreased by $1.6 million, or 12.3%, to $11.4 million for the year ended December 31, 2008, from $13.0 million for the year ended December 31, 2007. This decrease was mainly attributable to the incurrence, in 2007, of $1.8 million in professional and outside services fees associated with our reorganization and initial public offering, and data system enhancements that were not replicated in 2008. These decreases were offset modestly by an increase in facility-related costs associated with the full-year impact of the lease of additional office space that began in 2007.

Other Income/(Expense)

Year Ended December 31, 2009 versus December 31, 2008

        Other income/(expense) was income of $1.6 million for the year ended December 31, 2009, and consisted primarily of $6.2 million of income associated with the positive performance of our investments in our own products and $0.5 million in interest and dividend income. This income was partially offset by $1.5 million in interest charges associated with the operating company's term loan and subordinated note agreements, and $3.6 million in other expense, primarily consisting of adjustments to the Company's liability to its selling and converting shareholders. Other income/(expense) was income of $35.7 million for the year ended December 31, 2008, and consisted primarily of $53.3 million in income associated with the reduction in the liability to selling shareholders that occurred in conjunction with the tax valuation allowance taken on September 30, 2008. In the year ended December 31, 2008, the Company also recognized approximately $2.9 million in income related to the waiver, by its selling shareholders, of all payments due to them under the tax receivable agreement for the 2008 and 2009 tax years. As discussed further below, this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from the Company's purchase of operating company units from its selling shareholders. Amounts waived by our selling shareholders reduce this liability. This income was partially offset by $18.2 million in losses related to the negative performance of our investments in our own products and $3.4 million in interest charges associated with the operating company's term loan and subordinated notes agreements.

Year Ended December 31, 2008 versus December 31, 2007

        Other income/(expense) was income of $35.7 million for the year ended December 31, 2008, and consisted primarily of $53.3 million in income associated with the reduction in the liability to selling shareholders that occurred in conjunction with the tax valuation allowance taken on September 30, 2008, as noted above. Other income/(expense) was an expense of $2.1 million for the year ended December 31, 2007, and consisted primarily of $3.5 million in expenses associated with losses related to the negative performance of our investments in our own products, and $1.8 million in interest expense, offset by $3.1 million in interest, dividend and other income.

Income Tax Provision/(Benefit)

Year Ended December 31, 2009 versus December 31, 2008

        The Company recognized a $1.3 million income tax benefit for the year ended December 31, 2009, and a $67.7 million provision for the year ended December 31, 2008. The 2009 income tax benefit included $4.8 million of benefit associated with adjustments to the valuation allowance recorded against the Company's deferred tax asset related to its tax receivable agreement. The 2008 provision included $62.7 million in expense associated with the establishment of this valuation allowance in September 2008. Exclusive of these adjustments, the remaining income tax provision for the year ended December 31, 2009 consisted of $1.8 million in operating company unincorporated business taxes and $1.7 million of corporate income taxes. For the year ended December 31, 2008, the remaining income tax provision consisted of $2.9 million of operating company unincorporated business taxes and $2.1 million of corporate income taxes. The decline in these taxes is attributable primarily to declines in taxable income. A comparison of the effective tax rate for the year ended December 31, 2009 to the effective tax rate for the year ended December 31, 2008 is not meaningful due to the valuation allowance adjustments.

Year Ended December 31, 2008 versus December 31, 2007

        The provision for income taxes increased by $62.1 million, from $5.6 million for the year ended December 31, 2007, to $67.7 million for the year ended December 31, 2008, due to the establishment, in the third quarter of 2008, of a $62.7 million valuation allowance assessed against the deferred tax asset recorded as part of our initial public offering. Exclusive of the valuation allowance, the remaining income tax provision for the year ended December 31, 2008 consisted of $2.9 million of operating company unincorporated business taxes and $2.1 million of corporate income taxes. For the year ended December 31, 2007, the income tax provision consisted of $5.0 million of operating company unincorporated business taxes and $0.6 million of corporate income taxes. The decline in unincorporated business taxes is attributable primarily to declines in taxable income. The increase in corporate income taxes is the result of the full year effect of our liability for C-corporation taxation in 2008. A comparison of the effective tax rate for the year ended December 31, 2008 to the effective tax rate for the year ended December 31, 2007 is not meaningful due to the valuation allowance.

Non-Controlling Interests

Year Ended December 31, 2009 versus December 31, 2008

        Net income/(loss) attributable to non-controlling interests was income of $29.3 million for the year ended December 31, 2009, and consisted of $25.8 million associated with our employees' and outside investors' interest in the income of the operating company, and approximately $3.5 million associated with our consolidated subsidiaries' interest in the income of our consolidated investment partnerships. For the year ended December 31, 2008, net income/(loss) attributable to non-controlling interests was income of $36.1 million, and consisted of $45.9 million associated with our employees' and outside investors' interest in the income of the operating company, offset by the $9.8 million effect of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships. The change in net income attributable to non-controlling interests reflects primarily the decline in our weighted average AUM, which had a corresponding negative impact on revenues and income, offset by the positive return on the investments in our consolidated investment partnerships in 2009.

Year Ended December 31, 2008 versus December 31, 2007

        For the year ended December 31, 2008, net income/(loss) attributable to non-controlling interests was income of $36.1 million, and consisted of $45.9 million associated with our employees' and outside investors' interest in the income of the operating company, offset by the $9.8 million effect of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships. For the year ended December 31, 2007, net income/(loss) attributable to non-controlling interests was a loss of $20.6 million and consisted primarily of our employees' and outside investors' exclusive interest in the $31.5 million loss of our operating company prior to the consummation of our reorganization on October 30, 2008, and the $1.6 million effect of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships. These losses were offset by $12.5 million associated with our employees' and outside investors' interest in the income of the operating company. The change in net income attributable to non-controlling interests reflects primarily the losses incurred at the operating company in 2007 that were not replicated in 2008. This change also reflects, to a lesser extent, the impact to our non-controlling interests of the less favorable investment performance of the private investment vehicles we managed during the year ended December 31, 2008 compared to the year ended December 31, 2007.

Interest on Mandatorily Redeemable Units

Year Ended December 31, 2009 versus December 31, 2008

        There were no charges associated with interest on mandatorily redeemable units for the years ended December 31, 2009 and 2008, as further explained below.

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

Non-GAAP Net Income

        Our results for the years ended December 31, 2009 and 2008 included adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders. Excluding these adjustments, diluted net income and diluted net income per share was $17.0 million and $0.26, respectively, for the year ended December 31, 2009, and $29.3 million and $0.45, respectively, for the year ended December 31, 2008. We believe that these adjustments, and the non-GAAP measures derived from them, provide information to better analyze the Company's operations between periods and over time. Investors should consider these non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

        A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Year Ended December 31,
	2009	2008
	(in thousands, except per-share and share amounts)
GAAP Net Income/(Loss)	$3,369	$(3,697)
Net Effect of Tax Receivable Agreement	(1,111)	6,509

Non-GAAP Net Income	2,258	2,812

GAAP Non-Controlling Interest of Pzena Investment Management, LLC	$25,786	45,857
Less: Assumed Corporate Income Taxes	11,049	19,342

Assumed After-Tax Income of Pzena Investment Management, LLC	$14,737	$26,515

Non-GAAP Net Income of Pzena Investment Management, Inc.	2,258	2,812

Non-GAAP Diluted Net Income	$16,995	$29,327

Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$16,995	$29,327
Non-GAAP Diluted Earnings per Share	$0.26	$0.45
Non-GAAP Diluted Weighted Average Shares Outstanding	64,853,824	64,963,268

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

        At December 31, 2009, our cash and cash equivalents were $15.9 million, inclusive of $1.5 million in cash held by our consolidated investment partnerships. Advisory fees receivable were $13.4 million. We also had approximately $6.0 million in marketable equity securities, net of approximately $2.0 million in investments set aside to satisfy our obligations under our deferred compensation program.

        We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations. As an investment management firm, our business has been materially affected by conditions in the global financial markets and economic conditions throughout the world. Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM. For the year ended December 31, 2009, our weighted average AUM and revenues declined by 37.0% and 37.9%, respectively, compared to the year ended December 31, 2008. These reductions contributed to a 53.8% decline in our cash provided by operating activities during the same period. To the extent that our AUM declines in the future, the cash provided by operating activities may be negatively impacted.

        In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including, among other things, cash, working capital, investments, long-term liabilities, lease commitments, debt obligations, and operating company distributions. Further, we consider compensation, one of our largest expenses, as sufficiently variable such that it can be adjusted to mitigate the decline in revenue we have experienced, and may continue to experience, in the next twelve months. We continuously evaluate our staffing requirements and compensation levels with reference to our own liquidity position and external peer benchmarking data. The result of this review directly influences management's recommendations to our board of directors with respect to such staffing and compensation levels.

        We anticipate that tax allocations to the members of our operating company, which consisted of 31 of our employees, certain unaffiliated persons, two former employees, and us, will continue to be a material financing activity. Cash distributions to operating company members for partnership tax allocations would decline should the taxable income of the operating company decrease.

        As discussed further below, on October 28, 2008, our operating company entered into a third amendment to its three-year term loan facility (the "Credit Agreement"), and issued $16.0 million in Senior Subordinated Notes (the "Notes") to entities established by Richard S. Pzena, the Company's Chief Executive Officer, for the benefit of certain of his family members, an entity controlled by a company director, and a former employee. The proceeds of the Notes and $9.0 million of cash reserves were used to reduce the principal amounts outstanding under the Credit Agreement. The amendment to the Credit Agreement, among other things, precluded us from paying dividends to shareholders, as did one of the provisions of the Notes. As of December 31, 2009, we had terminated our Credit Agreement and had $10.0 million principal amount outstanding under the Notes. On December 31, 2009, the restriction on the payment of dividends in the Notes was waived. Although we are comfortable with our current capital structure, in the current economic environment, it is uncertain whether additional or alternative sources of debt or equity financing would be available on acceptable terms, if required.

        We do not anticipate meaningful outlays for internal investment or capital expenditures over the next twelve months.

        We believe that the repayment of our bank term loan, elimination of the dividend beginning in 2008, reductions in headcount, and ability to vary cash compensation levels have provided us with an appropriate degree of flexibility in providing for our liquidity needs.

Dividend Policy

        We are a holding company and have no material assets other than our ownership of membership interests in our operating company. As a result, we depend upon distributions from our operating company to pay any dividends that our board of directors may declare to be paid to our Class A common stockholders, if any. When, and if, our board of directors declares any such dividends, we then cause our operating company to make distributions to us in an amount sufficient to cover the amount of the dividends declared. As of December 31, 2009, we are no longer contractually prohibited from making dividend payments. We may not pay dividends to our Class A common stockholders in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends, or any of our financing facilities, or other agreements, restrict us from doing so. In the future, our board of directors may, in its discretion and subject to the Company's operating results, debt agreements and applicable law, reinstate the dividend at an amount to be determined by it. To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

Credit Agreement and Senior Subordinated Notes

        On July 23, 2007, our operating company borrowed $60.0 million pursuant to the Credit Agreement, the proceeds of which were used to finance a special one-time distribution to the members of our operating company as of that date. Concurrently, our operating company also obtained a $20.0 million Revolving Credit Facility to finance our short-term working capital needs. We refer to the term loan and revolving loan facilities as our Credit Agreement.

        As a result of the first two amendments to the Credit Agreement, our operating company made required amortization payments of $3.0 million in June 2008 and $10.0 million in September 2008. As a result of the third amendment to the Credit Agreement, our operating company repaid $25.0 million of the principal amount outstanding under the Credit Agreement on October 28, 2008. During the year ended December 31, 2009, the Company repaid the remaining $22.0 million of the principal amount outstanding under the Credit Agreement and terminated it.

        In order to fund the $25.0 million repayment by our operating company on October 28, 2008, we used $9.0 million in cash reserves and the proceeds from the issuance, on October 28, 2008, of an aggregate of $16.0 million principal amount of the Notes to: (i) entities established by Richard S. Pzena, our Company's Chief Executive Officer, for the benefit of certain of his family members; (ii) an entity controlled by a Company director; and (iii) a former employee of our operating company. Each of these Notes is unsecured, has a ten-year maturity on October 28, 2018, and bears interest at 6.30% per annum. The original provisions of the Notes included a restricted payments covenant (including dividend payments), a prohibition on incurring indebtedness which is not subordinated to the Notes, and events of default based on failure to make payments, bankruptcy, change of control and acceleration of material indebtedness. In addition, the Notes were subordinated to the repayment in full of the loans under the Credit Agreement. On December 18, 2009, the Company, with the prior approval of the independent members of its Board of Directors, consented to waivers from each of the holders of the Notes, in which they waived the "Restricted Payments" section of the Notes, which prohibited the payments of cash dividends by the Company, and the "Payment Pro Rata To All Lenders" section of the Notes, which allowed the Company to repay the $6.0 million of Notes held by the entity controlled by a Company director and the former employee of our operating company, on December 31, 2009. As of December 31, 2009, we are no longer contractually prohibited from making dividend payments.

Tax Receivable Agreement

        Our purchase of membership units of our operating company concurrently with our initial public offering, and the subsequent and future exchanges by holders of Class B units of our operating company for shares of our Class A common stock (pursuant to the exchange rights provided for in the operating company's operating agreement), has resulted in, and is expected to continue to result in, increases in our share of the tax basis of the tangible and intangible assets of our operating company at the time of our acquisition and these subsequent and future exchanges, which will increase the tax amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions have reduced, and are expected to continue to reduce, the amount of tax that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the current members of our operating company, the one member of our operating company immediately prior to our initial public offering who sold all of its membership units to us in connection with our initial public offering, and any future holders of Class B units, that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as described in the tax receivable agreement) as a result of the increases in tax basis described above and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

        In October 2008, the selling unitholders agreed to waive any payments that we were required to make to them for the 2008 and 2009 tax years pursuant to the tax receivable agreement.

Cash Flows

        Operating activities provided $30.0 million and $64.8 million in cash flows for the years ended December 31, 2009 and 2008, respectively. The year-over-year decline in cash flows from operating activities was driven primarily by a decrease in weighted average AUM from $18.1 billion for the year ended December 31, 2008, to $11.4 billion for the year ended December 31, 2009, which had a corresponding negative impact on total revenues and profits.

        Operating activities provided $64.8 million and $80.9 million in cash flows for the years ended December 31, 2008 and 2007, respectively. The year-over-year decline in cash flows from operating activities was driven primarily by a decrease in weighted average AUM from $28.3 billion for the year ended December 31, 2007, to $18.1 billion for the year ended December 31, 2008, which had a corresponding negative impact on total revenues and profits. This decline was partially offset by the full-year impact of the reclassification of cash flows associated with the removal of the previous mandatory redemption provisions of the operating company's operating agreement, noted below. Overall cash compensation declined in 2008, as we reduced our year-end compensation packages and lowered headcount by approximately 10% to reduce our overall cost structure.

        Investing activities consist primarily of investments in affiliates and other investment partnerships, as well as capital expenditures. Investing activities used less than $0.1 million for each of the years ended December 31, 2009 and 2008.

        Investing activities used $0.1 million and $1.4 million for the years ended December 31, 2008 and 2007, respectively. This change was largely a result of capital expenditures undertaken in 2007 that were not replicated in 2008.

        Financing activities consist primarily of borrowing arrangements and contributions from, and distributions to, non-controlling interests. Financing activities used $41.2 million for the year ended December 31, 2009, and used $64.5 million for the year ended December 31, 2008. The decrease in cash used in financing activities is primarily due to a $33.9 million reduction in distributions to non-controlling interests associated with reduced operating company income, partially offset by a $6.0 million increase in net principal repayments associated with our borrowing agreements.

        Financing activities used $64.5 million for the year ended December 31, 2008, and used $75.2 million for the year ended December 31, 2007. The decrease in cash used in financing activities is primarily due to a reduction in distributions to non-controlling interests associated with reduced operating company income and a suspension of our dividend payments. This decrease was offset by $22.0 million in repayments on our debt and the full-year effect of the reclassification of cash flows associated with the removal of the previous mandatory redemption provisions of the operating company's operating agreement, noted above.

Contractual Obligations

        The following table sets forth information regarding our consolidated contractual obligations as of December 31, 2009.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating Lease for Office Space	$12,084	$1,965	$4,173	$4,198	$1,748
Senior Subordinated Notes	10,000	—	—	—	10,000
Interest Payments on Senior Subordinated Notes	5,560	630	1,260	1,260	2,410

Total	$27,644	$2,595	$5,433	$5,458	$14,158

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements as of December 31, 2009.

Critical Accounting Policies and Estimates

        The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), requires management to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

        Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial condition. Management believes that the critical accounting policies discussed below involve additional management judgment due to the sensitivity of the methods and assumptions used.

Unit-based Compensation

        On January 1, 2006, we adopted the update to the Compensation Topic of the FASB ASC, which requires the recognition of the cost of equity-based compensation based on the fair value of the award as of its grant date. Prior to the adoption of the update to the Compensation Topic of the FASB ASC, we accounted for our unit-based compensation in accordance with the appropriate U.S. generally accepted accounting principles. The adoption of the update to the Compensation Topic of the FASB ASC did not have a material effect on the results of operations or financial condition of the Company. Pursuant to the update to the Compensation Topic of the FASB ASC, we recognize compensation expense associated with the granting of equity-based compensation based on the fair value of the award as of its grant date if it is classified as an equity instrument, and on the changes in settlement amount for awards that are classified as liabilities. Prior to March 31, 2007, our compensatory membership unit-based awards had repurchase features that required us to classify them as liabilities. Accordingly, distributions paid on these membership units were classified as compensation expense. In addition, changes to their redemption values subsequent to their grant dates have been included in compensation expense. As of March 31, 2007, we accelerated the vesting of all compensatory units then subject to vesting. The one-time charge associated with this acceleration, approximately $65.0 million, was recorded on March 31, 2007. Our operating agreement was further amended as of March 31, 2007, such that our operating company will no longer be required to redeem any membership units for cash upon a member's termination or death. Accordingly, beginning with our interim financial statements for the three months ended June 30, 2007, our operating company is no longer required to include in compensation expense the distributions in respect of these membership units, or the change in their redemption value.

Consolidation

        Our policy is to consolidate all majority-owned subsidiaries in which we have a controlling financial interest and variable-interest entities of which we are deemed to be the primary beneficiary. We also consolidate non-variable-interest entities which we control as the general partner or managing member. We assess our consolidation practices regularly, as circumstances dictate. All significant inter-company transactions and balances have been eliminated.

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

Income Taxes

        We are a "C" corporation under the Internal Revenue Code, and thus liable for federal, state and local taxes on the income derived from our economic interest in our operating company. The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. Our operating company has not made a provision for federal or state income taxes because it is the responsibility of each of the operating company's members (including us) to separately report their proportionate share of the operating company's taxable income or loss. Similarly, the income of our consolidated investment partnerships is not subject to income taxes, as such income is allocated to each partnership's individual partners. The operating company has made a provision for New York City Unincorporated Business Tax (UBT).

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

        We believe that the accounting estimate related to the $60.3 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance. If we were not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

New Accounting Standards

        The Company adopted the following accounting standards during fiscal year 2009:

Non-Controlling Interests

        In December 2007, the FASB issued a new accounting standard which establishes accounting and reporting standards that require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and, upon a loss of control, the retained ownership interest to be remeasured at fair value, with any gain or loss recognized in earnings. This standard was adopted by the Company on January 1, 2009. The adoption of this standard only impacted the Company's presentation of the consolidated financial statements. Certain prior period amounts have been restated to conform to the current period presentation.

Derivative Instruments

        In March 2008, the FASB issued a new accounting standard designed to improve financial reporting of derivative instruments and hedging activities, by requiring enhanced disclosures to enable investors to better understand their use by the entity and the effects on an entity's financial position and financial performance. Since this standard only affects financial statement disclosure, the impact of its adoption on January 1, 2009 was limited to additional disclosure in the Company's consolidated financial statements.

Accounting for Income Tax Benefits

        In June 2008, the FASB issued a new accounting standard which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of this standard on January 1, 2009 did not have a material impact on the Company's consolidated financial statements.

Fair Value Measurements

        In April 2009, the FASB issued a new accounting standard with additional guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity, and identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value, and define assets and liabilities measured at fair value by major category. As this standard only affects financial statement disclosure, the impact of its adoption on July 1, 2009 was limited to additional disclosure in the Company's consolidated financial statements.

Subsequent Events

        In May 2009, the FASB issued a new accounting standard regarding subsequent events. This new accounting standard introduces new terminology and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. As this standard only affects financial statement disclosure, the impact of its adoption on June 30, 2009 was limited to additional disclosure in the Company's consolidated financial statements.

Recent Accounting Developments

Accounting for Transfer of Financial Assets

        In June 2009, the FASB issued a new standard that eliminates the concept of a qualifying special-purpose entity ("QSPE"), changes the requirements for de-recognizing financial assets, and requires additional disclosures to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in, and exposure to, the risks related to transferred financial assets. The standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The standard is effective for fiscal years beginning after November 15, 2009. The Company believes that the adoption of this standard on January 1, 2010 will not have a material impact on the Company's consolidated financial statements.

Variable-Interest Entities

        In June 2009, the FASB issued a new standard that requires an enterprise to perform a qualitative analysis to determine whether its variable-interests give it a controlling financial interest in a variable interest entity (VIE). Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise that holds a controlling financial interest in a VIE is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. The standard also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable-interest entity, and additional disclosures about an enterprise's involvement in VIEs, and any significant changes in risk exposure due to that involvement. The standard is effective for fiscal years beginning after November 15, 2009. In November 2009, the FASB issued a proposed standard update, which defers the consolidation criteria requirements of this new standard for assets managers' interests in entities that apply the specialized accounting guidance for investment companies, or that have the attributes of investment companies. As of the January 27, 2010 FASB meeting, the FASB decided to make official the deferral of this standard for certain investment entities. The Company has evaluated its interests in entities and determined that the standard is applicable for the Company's investment in its operating company, but that the Company meets the criteria for deferral provided in this standard for its consolidated funds. The Company believes that the adoption of this standard on January 1, 2010 will not have a material impact on the Company's consolidated financial statements. The Company is monitoring for future guidance updates for its interests in its consolidated subsidiaries.

Consolidation

        In January 2010, the FASB issued a standard update relating to the accounting for decreases in the ownership of a subsidiary. The standard update clarifies that the decrease in ownership guidance applies to the following: (a) a subsidiary or group of assets that is a business, (b) a subsidiary that is a business that is transferred to an equity-method investee or joint venture (c) an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity (including an equity-method investee or joint venture), and (d) a decrease in ownership in a subsidiary that is not a business when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance. Additionally, this standard expands the disclosures required for a business combination achieved in stages and for deconsolidation of a business. This standard update is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and is to be applied retrospectively. The Company believes that the adoption of this standard on January 1, 2010 will not have a material impact on the Company's consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        Our exposure to market risk is directly related to our role as investment adviser for the institutional separate accounts we manage and the retail clients for which we act as sub-investment adviser. As noted in Item 1A, "Risk Factors," global markets have continued to experience unprecedented volatility, and a challenging business climate is forecast for the foreseeable future. Market conditions have resulted in a significant reduction in our assets under management, which directly impacts our revenues and net income. A continued economic downturn, and volatility in the global financial markets, could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.

        All of our revenue for the three years ended December 31, 2009 was derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices. Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

        We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of marketable securities. At December 31, 2009, the fair value of these assets was $8.0 million. Assuming a 10% increase or decrease, the fair value would increase or decrease by $0.8 million at December 31, 2009.

Interest Rate Risk

        During the year ended December 31, 2009, the Company terminated its Credit Agreement. Since the interest on the Company's remaining $10.0 million of Senior Subordinated Notes is at a fixed rate, the Company does not have any exposure to interest rate risk at December 31, 2009.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and notes thereto begin on page F-1 of this Annual Report and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

        During the course of their review of our consolidated financial statements as of December 31, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There are inherent limitations in the effectiveness of any internal controls, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on the assessment using those criteria, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

        Our independent registered public accounting firm audited the financial statements included in this Annual Report and have issued an audit report on our internal control over financial reporting. This report appears on page F-3 of this Annual Report.

Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        There was no information that we were required to disclose in a current report on Form 8-K during the fourth quarter of fiscal 2009 that was not so disclosed.

 PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following table provides certain information relating to our directors and executive officers. All of our executive officers were appointed to their positions effective June 2007, with the exceptions of Richard S. Pzena, who was appointed in May 2007, and Gregory S. Martin, who was appointed in May 2009. Our executive officers are subject to re-appointment by our Board of Directors on an annual basis. All of our directors were first appointed to their positions effective October 2007, other than Richard S. Pzena, who was appointed in May 2007, and Ronald W. Tysoe, who was appointed in December 2008.

Name	Age	Position
Richard S. Pzena	51	Chairman, Chief Executive Officer, Co-Chief Investment Officer
John P. Goetz	52	President, Co-Chief Investment Officer
William L. Lipsey	51	President, Marketing and Client Service
Gregory S. Martin	38	Chief Financial Officer
Steven M. Galbraith	47	Director
Joel M. Greenblatt	52	Director
Richard P. Meyerowich	67	Director
Ronald W. Tysoe	56	Director

        Richard S. Pzena is our Chairman, Chief Executive Officer and Co-Chief Investment Officer. Prior to forming Pzena Investment Management, LLC in 1995, Mr. Pzena was the Director of U.S. Equity Investments and Chief Research Officer for Sanford C. Bernstein & Company. Mr. Pzena joined Sanford C. Bernstein & Company in 1986 as an oil industry analyst and was named to the Institutional Investor All America Research Team from 1988 to 1990. During 1990 and 1991, Mr. Pzena served as Chief Investment Officer, Small Cap Equities, and assumed his broader domestic equity role in 1991. Prior to joining Bernstein, Mr. Pzena worked for the Amoco Corporation in various financial and planning roles. He earned a B.S. summa cum laude and an M.B.A. from the Wharton School of the University of Pennsylvania in 1979 and 1980, respectively.

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

        Gregory S. Martin is our Chief Financial Officer. Mr. Martin was appointed our Chief Financial Officer in May 2009. He previously served as Director of Finance and Accounting. Prior to joining Pzena Investment Management in 2005, Mr. Martin served as Director of Finance at DoubleClick Inc.

from 2000 to 2005. Prior to this, Mr. Martin worked as a manager in the Global Capital Markets practice of PricewaterhouseCoopers, LLP. Mr. Martin received his B.A. from Bucknell University in 1993 and an M.B.A. from Cornell University in 1997. Mr. Martin is a Certified Public Accountant.

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

        Joel M. Greenblatt currently serves as a member of our Board of Directors. Mr. Greenblatt has been a Managing Partner of Gotham Capital, a hedge fund that he founded, since 1985, and of Gotham Asset Management since 2002. Mr. Greenblatt is also a member of the board of managing directors of Formula Holdings LLC, which is the sole member of Formula Investing LLC, a registered investment adviser. For the past ten years, he has been an Adjunct Professor at Columbia University Business School, where he teaches Value and Special Situation Investing. Mr. Greenblatt is the former Chairman of the Board of Alliant Techsystems, a NYSE-listed aerospace and defense company. He is the chairman of Harlem Success Academy, a charter school in New York City. He is the author of two books, You Can Be A Stock Market Genius (Simon & Schuster, 1997) and The Little Book That Beats The Market (John Wiley & Sons, 2005). Mr. Greenblatt earned a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania in 1979 and 1980, respectively.

        Richard P. Meyerowich currently serves as a member of our Board of Directors. Mr. Meyerowich worked in the New York office of Deloitte & Touche LLP from 1966 to 2005, including as a Senior Partner from 1978 to 2005. Mr. Meyerowich headed the National Investment Management Practice for over ten years and served as lead partner on major investment management entities, including SEC-registered mutual funds, unit investment funds, hedge funds, investment partnerships, separate accounts of insurance companies and commodity pools. He served two terms on the Investment Companies Committee of the American Institute of Certified Public Accountants. From 2005 through 2009, he served as an external consultant for Deloitte & Touche on quality control and technical advice. Mr. Meyerowich earned a B.S. in Economics from Wagner College in 1965.

        Ronald W. Tysoe currently serves as a member of our Board of Directors. Mr. Tysoe served as a senior advisor at Perella Weinberg Partners LP, a boutique investment banking firm in New York, from October 2006 through September 2007. Prior to that he was vice chairman, finance and real estate, of Federated Department Stores, Inc. (now Macy's, Inc.), a position he held since April of 1990. He served as Chief Financial Officer of Federated from 1990 to 1997, and served on the Federated board of directors from 1988 until May of 2005. Mr. Tysoe is a member of the board of directors of Cintas Corporation, a publicly-traded uniform rental and supply company, where he serves as chairman of the audit committee and a member of the corporate governance committee. He is also a member of the board of directors of Taubman Centers, Inc., a publicly-traded real estate investment trust, where he serves as a member of the audit committee and executive committee. Mr. Tysoe is a member of the board of directors of Scripps Networks Interactive, Inc., a publicly-traded media and broadcasting enterprise, where he serves as chairman of the audit committee and as a member of the compensation committee. He is also a member of the board of directors of Canadian Imperial Bank of Commerce, a publicly-traded commercial banking company, and serves as chairman of its audit committee and a member of the corporate governance committee. From 2007 to 2009, Mr. Tysoe was a member of the board of directors of Retail Opportunity Investment Corporation, a real estate investment trust. Mr. Tysoe also served as a member of the board of directors of Ohio Casualty Corporation, a property and casualty insurance company, from 2006 to 2007. Mr. Tysoe earned Bachelor of Commerce and Bachelor of Law degrees from the University of British Columbia in 1977 and 1978, respectively.

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

Factors Involved In Selecting Directors

        When considering whether the Board's directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively, in light of the Company's business and structure, the Nominating and Corporate Governance Committee focused on the information described in each of the Board members' biographical information set forth above. With regard to Mr. Pzena, the Nominating and Corporate Governance Committee considered his experience as founder and CEO of the Company, and his breadth of knowledge regarding all aspects of the business, including its strategies, operations, and markets, as well as his acute business judgment. With regard to Messrs. Galbraith and Greenblatt, the Nominating and Corporate Governance Committee considered their extensive investment management experience and their professional standing in the industry. With regard to Messrs. Tysoe and Greenblatt, the Nominating and Corporate Governance Committee considered their prior and current Board experiences and governance skills. With regard to Messrs. Meyerowich and Tysoe, the Nominating and Corporate Governance Committee considered their expertise and background with regard to accounting matters, and their leadership roles at Deloitte & Touche LLP and Federated Department Stores, Inc., respectively, as well as their designations as Audit Committee financial experts.

Board Leadership Structure

        The Nominating and Corporate Governance Committee is responsible for reviewing the leadership structure of our Board of Directors, and additionally reviewing the performance of the Chairman of the Board and Chief Executive Officer.

        Since the inception of the Company in October 2007, as permitted by the Company's Corporate Governance Guidelines, the Chairman of the Board position has been held by Richard S. Pzena, the CEO of our operating company. The Nominating and Corporate Governance Committee has considered the issue of Mr. Pzena's combined role, and approved the continuation of this structure for the following reasons:

  •
  The CEO is most familiar with day to day operations of the Company.

  •
  The CEO is in the best position to bring matters before our Board of Directors and serve as its Chairman.

  •
  A combined CEO and Chairman provides consistent leadership, stability and continuity for the Company.

        The Board of Directors has additionally affirmed the combination of the CEO and Chairman roles for the reasons set forth above.

        In accordance with our Corporate Governance guidelines, the Company has the option of alternating directors to lead executive sessions of the Board of Directors, or to select a lead independent director. To date, the Company's independent directors have not named a lead independent director to preside at each executive session of the non-management directors, but rather, has chosen to alternate directors to lead the executive sessions. Accordingly, the role of presiding director at each executive session of non-management directors is regularly rotated among Messrs. Galbraith, Meyerowich and Tysoe.

Board Oversight Role

        Our Board of Directors has delegated the role of risk oversight to its Audit Committee pursuant to the Audit Committee's charter. Our Audit Committee continues to concentrate on determining the adequacy of the Company's risk-management programs.

        The Company's approach to risk management includes a variety of internal procedures, test protocols and examinations, including the following:

  •
  Sarbanes-Oxley annual testing and audit—covering internal controls and financial reporting;

  •
  SAS-70 (Type 2) annual attestation—covering operational risks;

  •
  Compliance policies and procedures, including annual risk-based testing;

  •
  Ongoing compliance training; and

  •
  Disaster recovery procedures and annual testing.

        Issues of note resulting from any of the above-enumerated risk management items are brought to the attention of the Audit Committee, when appropriate.

        While the Company's current risk management approach has been effective, to ensure ongoing coordination among its various risk management programs, the Audit Committee has approved, and the Board of Directors has affirmed, the establishment of a Risk Management Committee of the operating company. The purpose of the Risk Management Committee will be to identify business risks and evaluate the effectiveness of all risk mitigation activities. It is expected to commence activities by the end of the second quarter of 2010.

Board Committees

        Although we qualify for the "controlled company" exemption from certain of the corporate governance rules of the NYSE, our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each consisting solely of independent directors, and our Board of Directors has adopted charters for its committees that comply with the NYSE and SEC rules relating to corporate governance matters. We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer and our Chief Financial Officer, and a Code of Ethics for Senior Financial Officers. Copies of the committee charters, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for Senior Financial Officers, are available on our website at www.pzena.com.

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

        Our Audit Committee's responsibilities include, among others:

  •
  reviewing the audit plans and findings of our independent registered public accounting firm and our internal audit and risk review staff, as well as the results of regulatory examinations, if any, and tracking management's corrective action plans, where necessary;

  •
  reviewing our financial statements, including any significant financial items and/or changes in accounting policies, and/or internal control, with our senior management and independent registered public accounting firm;

  •
  reviewing our financial risk and control procedures, compliance programs and significant tax, legal and regulatory matters; and

  •
  having the sole discretion to appoint annually our independent registered public accounting firm, evaluate its independence and performance, and set clear hiring policies for employees or former employees of the independent registered public accounting firm.

        Messrs. Galbraith, Meyerowich and Tysoe currently serve on the Audit Committee and Mr. Meyerowich serves as its chair. Our Board of Directors has determined that each of Messrs. Meyerowich and Tysoe is an "audit committee financial expert" as such term is defined in the rules and regulations of the SEC.

        In addition to serving on our Audit Committee, Mr. Tysoe serves on the audit committees of four other public companies. Our Board of Directors has determined that such simultaneous service does not impair Mr. Tysoe's ability to effectively serve on our Audit Committee.

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

        As part of its responsibility to identify and recommend director nominees, our Nominating and Corporate Governance Committee is guided by the diversity considerations set forth in its charter, which state that it shall look at a variety of attributes in selecting candidates for nomination to our Board of Directors, including experience, skills, expertise, diversity, personal and professional integrity, character, business judgment, dedication, and lack of conflicts of interest. As part of its periodic self-assessment process, our Nominating and Corporate Governance Committee annually assesses the occupational and personal backgrounds of the members of our Board in order to determine if our Board of Directors, considered as a group, has a sufficient composite mix of experience, knowledge and abilities.

        Messrs. Galbraith, Meyerowich and Tysoe currently serve on the Nominating and Corporate Governance Committee and Mr. Tysoe serves as its chair.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC and NYSE reports of ownership on Form 3 and changes in ownership (including changes in ownership of derivative securities representing the right to acquire our securities) on Forms 4 and 5. Such executive officers, directors and greater than 10% shareholders are required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

        Based on a review of such reports, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% shareholders were complied with in respect of our fiscal year ended December 31, 2009, except that the issuance, on December 21, 2009, of 30,000 options to acquire Class B units to Mr. Martin, pursuant to the PIM LLC 2006 Equity Incentive Plan, was reported late on January 7, 2010.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board of Directors is responsible for determining executive officer compensation. The Compensation Committee, consisting of Messrs. Galbraith, Meyerowich and Tysoe, is comprised entirely of independent directors, as defined in the NYSE rules. Members of the Compensation Committee additionally qualify as "non-employee directors" within the meaning of Rule 16b-3 promulgated under the Exchange Act, and "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

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

Compensation Discussion and Analysis

        This section of the Annual Report summarizes the principles underlying our policies relating to our executive officers' compensation. It generally describes the manner and context in which compensation is earned by, and awarded to, our executive officers, and provides perspective on the tables and narratives that follow.

Philosophy and Objectives of Our Executive Compensation Program

        Our compensation philosophy relies heavily on performance-based cash and equity compensation. The total compensation package is designed to reward past performance and encourage future contributions to achieving the Company's strategic goals and enhancing stockholder value.

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

Principal Components of Executive Compensation

        We have established compensation practices that directly link compensation with our performance, as described below. These practices apply to all of our professionals, including our named executive officers. Ultimately, ownership in our Company is the primary tool that we use to attract and retain professionals, including the named executive officers. As of March 2, 2010, our employees held 66.4% of the ownership interests in our operating company, the substantial majority of which is held by our CEO and our two Presidents, together with their estate planning vehicles.

        We provide the following elements of compensation to our named executive officers:

  (i)
  cash compensation, consisting of a base salary;

  (ii)
  annual cash bonuses;

  (iii)
  mandatory deferred compensation;

  (iv)
  equity-based compensation and related distributions of earnings of our operating company; and

  (v)
  perquisites.

        The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between currently paid out and long-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. In order to attract and retain qualified personnel, all compensation and benefits packages, including those of our named executive officers, are generally benchmarked against relevant industry and geographic peer groups as compiled by McLagan Partners, a compensation specialist focusing on the asset management industry. The companies in the McLagan Partners' analysis include publicly traded asset managers and asset management subsidiaries of larger financial services firms with which we compete, among others.

        It is customary in the investment management industry to provide for base salaries and discretionary bonuses to be paid to executives upon whom the company relies for its success. Cash compensation in the form of a fixed base salary and discretionary cash bonuses constitutes only a portion of the compensation that we pay our named executive officers.

  (i)
  Base Salary.    Consistent with industry practice, the base salaries for our named executive officers generally account for a relatively small portion of their overall compensation. As further discussed below under "Executive Employment Agreements," Mr. Pzena received a base salary for 2009 at the annual rate of $253,837 and Messrs. Goetz and Lipsey each received a base salary for 2009 at the annual rate of $260,623. Each of Messrs. Pzena, Goetz and Lipsey voluntarily agreed to receive a base salary less than the $300,000 amount provided for in their respective employment agreements Mr. Palladino received a base salary for 2009 at the annual rate of $260,623. Mr. Martin received a base salary for 2009 at the annual rate of $260,623. We have not entered into employment contracts with either of Messrs. Palladino or Martin. Mr. Krishna received a base salary for 2009, for his service as a named executive officer of the Company through August 31, 2009, of $173,749.

  (ii)
  Cash Bonuses.    As further discussed below under "Executive Employment Agreements," each of Messrs. Pzena, Goetz and Lipsey may be paid a maximum annual bonus of $2,700,000 for 2009 and 2010. In 2009, the Compensation Committee reviewed the performance targets that had been set for 2009 (which included the objective of either maintaining or increasing current assets under management through investment performance and client retention), and determined that all targets had either been met or exceeded, and thus decided that Messrs. Pzena, Goetz and Lipsey should each receive $1.8 million in total cash compensation (subject to the Company's deferred compensation practices under the Pzena Investment Management, LLC Bonus Plan, which we refer to as the Bonus Plan, and which is described below in "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Bonus Plan"), and that Mr. Palladino should receive a cash bonus of $289,377 and Mr. Martin should receive a cash bonus of $150,000. Mr. Krishna was eligible for a maximum annual bonus of $2,700,000 in 2009, so long as he was providing services to us as of the last day of our fiscal year. Because he resigned during 2009, Mr. Krishna received no bonus for 2009. The Compensation Committee further determined to award options to purchase Class B membership units to Mr. Martin and options to purchase shares of Class A common stock to Mr. Palladino. These option awards are discussed under "Equity Based Compensation and Distributions of Earnings of our Operating Company" below.

  (iii)
  Mandatory Deferred Compensation.    The purpose of the Bonus Plan, is to enable us to attract, retain, motivate and reward highly qualified individuals who provide services to us by, among other things: (a) providing for grants of bonus compensation; and (b) providing that a portion of the bonus awards made to certain highly compensated individuals, including the named executive officers, shall be deferred on a mandatory basis and shall vest, and become payable, over a four-year period. These amounts are reflected in the "Non-Equity Incentive Plan Compensation" column of the "Summary Compensation Table" below.

  (iv)
  Equity Based Compensation and Distribution of Earnings of Our Operating Company.    We have awarded many of our employees, including our named executive officers, ownership interests in our operating company. Historically, the substantial majority of the remuneration that our CEO, two Presidents, and former President received from us consisted of cash distributions in proportion to their respective ownership interests of our operating company. A significant portion of the income received by our former Chief Financial Officer, Mr. Palladino, from us historically consisted of these distributions as well. Our CEO, two Presidents, and former President each have substantial ownership interests in our operating company. They receive distributions in respect of their membership units in the same amount, and at the same time as distributions are made on all other membership units, including Class A units, which creates an alignment of their interests with those of our Class A stockholders. The amounts of these distributions are not shown in the Summary Compensation Table below because they arise out of the named executive officer's ownership interest in our operating company, but the distributions with respect to their compensatory units are disclosed in the footnotes to the Summary Compensation Table. In the three years ended December 31, 2009, distributions in respect of membership units owned by each of the named executive officers, other than our Chief Financial Officer, constituted from 44.6% to 97.0% of the total income they received from us. A significant portion of the total income that our former Chief Financial Officer, Mr. Palladino, received from us in this same period was in the form of distributions in respect of his membership interest in our operating company. These distributions included a one-time payment of undistributed earnings generated prior to our initial public offering.

  We adopted the PIM LLC 2006 Equity Incentive Plan, effective January 1, 2007, which permits the grant of a variety of equity awards relating to membership units of our operating company, including options to purchase membership units and restricted membership units. In 2009, 30,000 options to purchase Class B membership units were granted to Mr. Martin. All options granted under the PIM LLC 2006 Equity Incentive Plan were granted with an exercise price equal to the fair market value of the underlying membership units on the date of grant, as determined by the Compensation Committee administering the plan.

  As conditions allow, we intend to continue to award equity-based incentives under the PIM LLC 2006 Equity Incentive Plan as an incentive to encourage ownership in our operating company. See "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Incentive Plans—PIM LLC 2006 Equity Incentive Plan."

  On October 24, 2007, we adopted the Pzena Investment Management, Inc. 2007 Equity Incentive Plan, which was amended on May 19, 2009 (the "2007 Equity Incentive Plan"), which provides for the issuance of awards, including options, relating to our Class A common. In 2009, 60,000 options to purchase Class A common stock were granted to Mr. Palladino. All options granted under the 2007 Equity Incentive Plan were granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant, as determined by the Compensation Committee administering the plan.

    As conditions allow, we intend to continue to award equity-based incentives under the 2007 Equity Incentive Plan as an incentive to encourage ownership in the Company. See "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Incentive Plans—2007 Equity Incentive Plan."

  (v)
  Perquisites.    We offer each of our employees, including each of the named executive officers, our investment management services, if they place their funds with us, without charging any advisory fees typically associated with these services. This benefit is provided at no incremental cost to us.

Executive Employment Agreements

        We determined that it was in the best interests of our stockholders and the owners of our operating company to enter into employment agreements with our CEO and two Presidents.

        On October 30, 2007 we entered into employment agreements with each of Messrs. Pzena, Goetz and Lipsey. Pursuant to the terms of the individual employment agreements, (i) Mr. Pzena serves as our Chief Executive Officer, Co-Chief Investment Officer; (ii) Mr. Goetz serves as our President, Co-Chief Investment Officer; and (iii) Mr. Lipsey serves as our President, Marketing and Client Service. Under the terms of the employment agreements, each of Messrs. Pzena, Goetz and Lipsey will serve for an initial term of three years, subject to automatic, successive one-year extensions thereafter unless either party gives the other 60 days prior notice that the term will not be extended. Each agreement provides for: (i) an annual base salary of $300,000, and (ii) an annual bonus, the amount of which will be determined by our Compensation Committee, subject to a maximum annual bonus for each executive of $2,700,000 for each of the three years of the employment agreement. This compensation is subject to the provisions of our Bonus Plan, further described under Item 12 below. We have not entered into an employment agreement with Mr. Martin, our Chief Financial Officer, nor had we entered into an employment agreement with our former Chief Financial Officer, Mr. Palladino.

        The following is a description of certain restrictive covenants by which Messrs. Pzena, Goetz and Lipsey, as well as other employee members, have agreed to be bound.

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

Non-Solicitation

        Messrs. Pzena, Goetz and Lipsey have agreed not to solicit our clients or any other employees of Pzena Investment Management, LLC during the term of their employment and for three years thereafter. Other employee members of Pzena Investment Management, LLC are subject to similar non-solicitation provisions during the term of their employment and 18 months thereafter.

Forfeiture of Class B Units

        Unless otherwise determined by our Board of Directors, in its sole discretion, or previously agreed to by the employee member, his or her permitted transferees and us:

  •
  if an employee member (including our CEO and two Presidents) is terminated for cause, the employee member and any of his or her permitted transferees would forfeit all of his, her or their unvested Class B units, if any, and a number of vested Class B units that is equal to 75% of the number of vested Class B units collectively held by the employee member and his or her permitted transferees, in each case as of the date of the termination of his or her employment, and

  •
  if our CEO or two Presidents breach any of the non-competition or non-solicitation covenants described above, then he and any of his permitted transferees would forfeit all of his, her or their unvested Class B units, if any, and an aggregate number of vested Class B units that is equal to 50% of the number of vested Class B units collectively held by him and his or her permitted transferees, in each case as of the earlier of the date of his breach or the termination of his employment.

Amendment to Mr. Krishna's Employment Agreement

        On October 8, 2009, we entered into an amendment to Mr. Krishna's Amended and Restated Executive Employment Agreement dated October 30, 2007 (the "Agreement"). Pursuant to such amendment, Mr. Krishna's non-compete period with us ended on December 31, 2009. All other terms of the Agreement remain in full force and effect, including, but not limited to, a three-year non-solicitation provision and a three-year restriction on exchanging and selling Class B units. A copy of the amended Agreement has been filed as an exhibit to this Annual Report.

Executive Compensation

        Prior to the consummation of our initial public offering on October 30, 2007, our business was conducted through a limited liability company. As a result, until such date, the compensation of the persons who are our executive officers had not been of the type generally used by corporations, as further described below. The compensation information for Mr. Palladino, as provided in the table below, includes compensation he received while he served only as our Director of Client and Potfolio Services, both prior to being appointed our Chief Financial Officer in May 2007, and subsequent to relinquishing the Chief Financial Officer position in May 2009.

        The following table sets forth certain summary information concerning compensation provided by Pzena Investment Management, LLC during the fiscal years ended December 31, 2009, 2008 and 2007 to our Chief Executive Officer, Chief Financial Officer, the next two most highly compensated executive officers, and our former Chief Financial Officer and our former President, whom we refer to collectively as the named executive officers. The amounts set forth under the Unit Awards and Option Awards columns are calculated in accordance with the rules of the SEC and may not reflect actual amounts received by the named executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus(2)	Unit Awards(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(5)	All Other Compensation(6)	Total
Richard S. Pzena,	2009	$253,837	$1,136,085	—	—	$376,614	—	$1,766,536
Chief Executive Officer,	2008	250,959	—	—	$352,000	—	$34,500	637,459
Co-Chief Investment	2007	260,000	$1,603,000	$41,988,447	—	692,000	33,750	44,577,197
Officer
Gregory S. Martin	2009	$260,623	$150,000	—	$98,700	—	—	$509,323
Chief Financial Officer(7)
John P. Goetz,	2009	$260,623	$1,149,377	—	—	$390,000	—	$1,800,000
President, Co-Chief	2008	252,656	—	—	$352,000	—	$34,500	639,156
Investment Officer	2007	250,000	1,479,500	$10,711,311	—	603,000	33,750	13,077,561
William L. Lipsey,	2009	$260,623	$1,149,377	—	—	$390,000	—	$1,800,000
President, Marketing and	2008	252,656	—	—	$352,000	—	$34,500	639,156
Client Service	2007	250,000	1,148,000	$10,658,523	—	382,000	33,750	12,472,273
Wayne A. Palladino,	2009	$260,623	$289,377	—	$197,400	—	—	$747,400
Former Chief Financial	2008	252,656	204,887	—	167,200		$34,500	659,243
Officer(8)	2007	250,000	350,000	$1,345,064	60,400		33,750	2,039,214
A. Rama Krishna,(9)	2009	$173,749	—	—	—	—	—	$173,749
Former President,	2008	252,656	—	—	$352,000	—	$34,500	639,156
International	2007	250,000	$1,403,000	$8,254,462	—	$552,000	33,750	10,493,212

(1)
Amounts represent payments of salary made to the named executive officers pursuant to their respective employment agreements, with the exceptions of Messrs. Martin and Palladino, with whom we have not entered into employment agreements. In 2009, each of Messrs. Pzena, Goetz and Lipsey voluntarily agreed to receive a base salary less than the amount provided for in their respective employment agreements.

(2)
Amounts represent the aggregate guaranteed and discretionary bonuses paid to the named executive officers.

(3)
Reflects the expense recognized during 2007 associated with compensatory units in our operating company, including distributions in respect of such units, calculated pursuant to the Stock Compensation Topic of the FASB ASC. Our operating company recognized compensation expense associated with the granting of equity-based compensation based on the grant-date fair value of the award if it is classified as an equity instrument, and on the changes in settlement amount for awards that are classified as liabilities. Our operating company's compensatory unit-based awards had redemption features that necessitated their classification as liabilities and, accordingly, changes to their redemption values subsequent to the grant date have been included as a component of compensation and benefits expense. For the year ended December 31, 2007, distributions of $2.5 million, $1.0 million, $1.0 million, $0.1 million and $1.9 million were made to Messrs. Pzena,

  Goetz, Lipsey, Palladino and Krishna, respectively, which distributions were attributable to the portion of the compensatory units held by them or their respective estate planning vehicles. Effective March 31, 2007, the operating company amended its Operating Agreement to remove all mandatory redemption provisions. As all of its membership units thereafter had only equity characteristics, neither distributions, nor subsequent incremental changes to their value, were charged against income from the effective date of the amendment.

(4)
Amounts reflected represent the fair value of grants, on the date of grant, calculated in accordance with the Stock Compensation Topic of the FASB ASC. For a discussion of the assumptions utilized, see Note 16 to our consolidated financial statements beginning on page F-1 of this Annual Report.

(5)
On January 1, 2007, we instituted the Bonus Plan, pursuant to which employees whose cash compensation is in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount. Deferred amounts contributed by named executive officers may be credited to an investment account, take the form of phantom Class B units, or be invested in money market funds, at the employee's discretion. Amounts shown represent the cash compensation deferred. Pursuant to the plan, each deferred amount vests as follows: (i) 25% on the first anniversary; (ii) 50% on the second anniversary; (iii) 75% on the third anniversary; and (iv) 100% on the fourth anniversary, provided that the named executive officer continues in service with us.

(6)
Represents a company contribution to our operating company's simplified employee pension for each named executive officer. This plan was terminated during 2009.

(7)
Mr. Martin became our Chief Financial Officer in May 2009. He previously served as Director of Finance and Accounting.

(8)
Mr. Palladino became our Chief Financial Officer in May 2007, and ceased to serve as Chief Financial Officer in May 2009. Mr. Palladino has continued to serve in his role as Director of Client and Portfolio Services, a position he has held since June 2002.

(9)
Mr. Krishna ceased to serve as a named executive officer on August 31, 2009.

Grants of Plan-Based Awards

        The following table sets forth information concerning grants of options in 2009 to any named executive officer.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards(1)	Grant Date Fair Value of Option Awards(2)
Gregory S. Martin	December 21, 2009	30,000	(3)	$8.00	$98,700
Wayne A. Palladino	December 21, 2009	60,000	(4)	8.00	197,400

(1)
In the case of awards granted under the PIM LLC 2006 Equity Incentive Plan, represents the fair market value of a Class B unit on the date of grant, as determined by the committee administering the PIM LLC 2006 Equity Incentive Plan. In the case of awards granted under the 2007 Equity Incentive Plan, represents the fair market value of a share of Class A common stock on the date of grant, as determined by the committee administering the 2007 Equity Incentive Plan.

(2)
Amounts reflected represent the fair value of grants, on the date of grant, calculated in accordance with the Stock Compensation Topic of the FASB ASC. For a discussion of the assumptions utilized, see Note 16 to our consolidated financial statements beginning on page F-1 of this Annual Report.

(3)
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

(4)
Represents options to acquire Class A common stock awarded under the 2007 Equity Incentive Plan. Although the options were granted pursuant to the 2007 Equity Incentive Plan, we do not consider these awards to have been pursuant to an "equity incentive plan", as such term is defined in the rules of the SEC, because the vesting of the options is not tied to our Company's or our stock's performance.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information relating to unexercised options held by any named executive officer as of December 31, 2009.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options # Exercisable		Number of Securities Underlying Unexercised Options # Unexercisable		Option Exercise Price		Option Expiration Date
Richard S. Pzena	December 31, 2008	200,000	(1)	—		$4.22	(2)	December 31, 2018
Gregory S. Martin	December 31, 2008	10,000	(1)	—		4.22	(2)	December 31, 2018
Gregory S. Martin	December 21, 2009	10,000	(1)	20,000	(1)	8.00	(2)	December 21, 2019
John P. Goetz	December 31, 2008	200,000	(1)	—		4.22	(2)	December 31, 2018
William L. Lipsey	December 31, 2008	200,000	(1)	—		4.22	(2)	December 31, 2018
Wayne A. Palladino	March 31, 2007	10,000	(1)	—		13.53	(2)	January 1, 2017
Wayne A. Palladino	January 1, 2009	15,000	(1)	15,000	(1)	11.40	(2)	January 1, 2018
Wayne A. Palladino	December 31, 2008	50,000	(1)	—		4.22	(2)	December 31, 2018
Wayne A. Palladino	December 21, 2009	20,000	(3)	40,000	(3)	8.00	(4)	December 21, 2019

(1)
Represents options to purchase Class B units of our operating company.

(2)
Represents the fair market value of a Class B unit on the date of grant, as determined by the committee administering the PIM LLC 2006 Equity Incentive Plan.

(3)
Represents options to purchase Class A common stock of the Company.

(4)
Represents the fair market value of a share of Class A common stock on the date of grant, as determined by the committee administering the 2007 Equity Incentive Plan.

Option Exercises and Stock Vesting

        The following table sets forth information relating to options exercised by any named executive officer as of December 31, 2009. We have not awarded any of our named executive officers stock that is subject to vesting.

	Option Awards
Name	Number of Shares Acquired on Exercise(1)	Value Realized on Exercise(2)
A. Rama Krishna, Former President, International	78,211	$542,002

(1)
Represents Class B units of the operating company acquired upon exercise of 200,000 options. Mr. Krishna withheld 121,789 Class B units issued upon exercise of the 200,000 options in order to pay the exercise price incident to the exercise of such units.

(2)
Based on the receipt of 78,211 Class B units of the operating company valued on the date of exercise.

Non-Qualified Deferred Compensation

        The following table sets forth information relating to non tax-qualified deferral of compensation by the named executive officers for the year ended December 31, 2009.

Name	Executive Contributions for Year Ended December 31, 2009(1)(2)	Aggregate Earnings for Year Ended December 31, 2009(3)	Aggregate Balance at Year Ended December 31, 2009(4)
Richard S. Pzena	$376,615	$153,750	$671,518
John P. Goetz	390,000	133,976	646,975
William L. Lipsey	390,000	84,874	552,793

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

(2)
All amounts reported in this column are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above.

(3)
Amounts reflect earnings on the total value of non-qualified deferred compensation.

(4)
Includes amounts reported in previous years, as reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above, less any losses experienced on such previous contributions.

Pension Benefits

        As of December 31, 2009, none of the named executive officers was a participant in any defined benefit pension plan, whether tax-qualified or supplemental, which was maintained by us, our operating company, or any of its affiliates.

Termination or Change of Control

        Neither we nor our operating company maintain any termination or change of control programs. However, the PIM LLC 2006 Equity Incentive Plan and the 2007 Equity Incentive Plan both provide that the Compensation Committee will have the discretion to accelerate the vesting of awards granted thereunder upon the occurrence of certain events, including a change of control of us. Also, the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan provides that each plan participant's account shall be distributed in shares of our Class A common stock immediately prior to a change in control of us, as further described in such plan.

2009 Non-Employee Director Compensation

        The following table sets forth information concerning non-employee director compensation for the year ended December 31, 2009. It is our policy not to pay director compensation to directors who are also our employees.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Steven M. Galbraith	—	$70,000	$70,000
Joel M. Greenblatt	—	70,000	70,000
Richard P. Meyerowich	—	70,000	70,000
Ronald W. Tysoe	—	70,000	70,000

(1)
For the year ended December 31, 2009, each non-employee director received an annual retainer of $70,000, payable, at the director's option, either 100% in cash, 100% in shares of our Class A common stock, or 50% payable in cash and 50% in shares of our Class A common stock. In 2009, each non-employee director elected to receive his 2009 annual retainer in shares of our Class A common stock.

(2)
On December 31, 2008, each non-employee director was awarded 16,588 shares of our Class A common stock, with a value of approximately $70,000, in connection with his pre-paid 2009 annual retainer. This amount reflects the aggregate grant date fair value for stock awards.

In each case, the stock was granted under our 2007 Equity Incentive Plan described below in "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Incentive Plans—2007 Equity Incentive Plan."

Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan

        On July 21, 2009, we adopted the Pzena Investment Management, Inc. Nonemployee Director Deferred Compensation Plan, or the Director Plan. The Director Plan is an "unfunded" deferred compensation arrangement designed to attract and retain individuals to serve as Nonemployee Directors of the Company by allowing such individuals to defer payment of all or a portion of their director fees into deferred stock units, the value of which is based on the value of shares of Class A common stock of the Company.

        Administration.    The Plan is administered by the Administrator. The Compensation Committee of the Board serves as the Administrator. The Administrator may delegate such duties as it determines in its discretion to be necessary or desirable for the administration of the Plan.

        Participation.    Any Nonemployee Director may elect to have all or part of the compensation otherwise payable to the director deferred and paid at the time, and in the manner, prescribed in the Plan. A Nonemployee Director wishing to participate in the Director Plan shall make deferrals of compensation no later than December 31 of the Director Plan year immediately preceding the Director Plan year in respect of which such compensation may be earned. Deferrals may be denominated in an aggregate dollar amount, or as a percentage of compensation, and shall be allocated to an account. The Company shall establish a separate account on its books in the name of each participant. Notwithstanding the foregoing, the Administrator may allow a Nonemployee Director whose service on the Board begins during any Director Plan year to make a deferral election prior to, or within, 30 days after the commencement of such Nonemployee Director's service on the Board with respect to compensation to be earned following the date on which such election is made. Elections to defer compensation under the Director Plan shall be made on a year-to-year basis.

        Distributions under the Director Plan shall be made in a single distribution of shares of Stock at such time as elected by the participant at the time such deferral was elected. At the time the deferral election is made, a Nonemployee Director may elect to receive such participant's account upon the earlier to occur of: (i) the date of the participant's death; (ii) the date the participant becomes Disabled (as defined in Section 409A(a)(2)(C) of the Internal Revenue Code); (iii) the date of the participant's Separation from service with the Company for any reason other than death; (iv) a date specified by the participant, provided that the date is not less than five years following the end of the calendar year to which the deferral relates.

        Notwithstanding any other provision of the Director Plan to the contrary, in the event of a separation from service during any Director Plan year, no compensation as yet unpaid with respect to such Director Plan year (or any future Director Plan year) may be deferred under the Director Plan.

        Method of Deferral of Compensation.    Compensation deferred under the Director Plan shall be deferred in the form of Units equal to the number of shares of Stock hypothetically purchased with deferred compensation. Compensation deferred under the Director Plan for any Director Plan year shall be recorded on the first day of the Director Plan year, subject to forfeiture as set forth in the Director Plan. The number of Units to be recorded with respect to each amount of deferred compensation allocated to the account shall be equal to (i) in the case of compensation that otherwise would have been paid in cash, the quotient obtained by dividing the amount of deferred cash by the Fair Market Value of one share of Stock on the first day of the Director Plan year with respect to which the deferred compensation relates, and (ii) in the case of compensation that otherwise would have been paid in shares of Stock, the number of shares of Stock that would have been issued to the participant during such Director Plan year absent deferral under the Director Plan. The Administrator's determination of the value of a Unit shall be binding on the Company and its successors, the participants and their Beneficiaries.

        In the event of a Separation from service, any amount deferred under the Director Plan with respect to the calendar quarter in which occurs the effective date of such Separation from service, and with respect to the remainder of the applicable Director Plan year (including any dividend equivalents credited thereto), shall be immediately cancelled and forfeited. On the last day of each calendar quarter, amounts deferred under the Director Plan on the first day of the applicable Director Plan year shall become nonforfeitable and shall be distributed in accordance with the terms of the Director Plan.

        Additional Units shall be credited to a participant's account as of each date (a "Dividend Date") on which cash dividends and/or special dividends and distributions are paid with respect to Stock, provided that at least one Unit is credited to such participant's account as of the record date for such dividend or distribution. The number of Units to be credited to a participant's account under the Director Plan as of any Dividend Date shall equal the quotient obtained by dividing (1) the product of (a) the number of the Units credited to such account on the record date for such dividend or distribution and (b) the per share dividend (or distribution value) payable on such Dividend Date by (2) the Fair Market Value of a share of Stock as of such Dividend Date.

        Once an election to defer compensation has become irrevocable, a participant may, with the prior consent of the Administrator, modify the time and form of payment of an amount previously deferred under the Director Plan, subject to the certain conditions set forth in the Director Plan.

        Distribution of Deferred Compensation.    The Company shall pay to the participant (or the participant's beneficiary or estate, as applicable) the non-forfeitable balance credited to such participant's account in a single distribution of shares on the first date of the calendar month following the date or event specified for such distribution by the participant. Distributions shall be made in the form of shares of Stock.

        Notwithstanding any other provision of the Director Plan to the contrary, the Administrator in its sole discretion may at any time authorize the distribution of shares of Stock of part or all of the participant's account to such participant prior to the time such amount would otherwise be payable pursuant to the provisions of the Director Plan, in any case where the Administrator determines that the participant has proved an unforeseeable emergency, as defined under Section 409A(a)(2)(B)(ii) of the Internal Revenue Code.

        Notwithstanding anything in the Director Plan to the contrary, each participant's account shall be distributed in shares of Stock, immediately prior to a change in control, subject to the actual occurrence of the change in control, provided that the event constituting such change in control constitutes a change in the ownership or effective control of a corporation, or a change in the ownership of a substantial portion of the assets of a corporation, in either case, within the meaning of Section 409A of the Internal Revenue Code.

        Notwithstanding anything in the Director Plan to the contrary, to the extent necessary to avoid the application of an accelerated or additional tax under Section 409A of the Internal Revenue Code, amounts that would otherwise be payable pursuant to the Director Plan during the six-month period immediately following the participant's separation from service shall instead be paid on the first business day after the date that is six months following the participant's separation from service (or upon the participant's death, if earlier).

        The Company intends the following with respect to this Director Plan: (1) that participants will not recognize gross income as a result of participation in the Director Plan unless and until and then only to the extent that distributions are received; (2) that the Director Plan shall be an "unfunded" Director Plan for purposes of the Employee Retirement Income Security Act of 1974, as amended, and (3) the design and administration of the Director Plan should comply with the requirements of Section 409A of the Internal Revenue Code. Notwithstanding the foregoing, no Nonemployee Director, participant, former participant, beneficiary or any other person shall have any recourse against the Company, the Administrator or any of their affiliates, employees, agents, successors, assigns or other representatives if any of those conditions are determined not to be satisfied.

        The number of Units allocated to accounts shall be adjusted by the Administrator, as it deems appropriate, in the event that the Administrator shall determine that any dividend or other distribution (whether in the form of cash, Stock, or other property), recapitalization, stock split, reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, or share exchange, or other similar corporate transaction or event, affects the Units such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants under the Director Plan.

        The right of any participant to receive future distributions under the Director Plan shall be an unsecured claim against the general assets of the Company

        Termination and Amendment Of The Director Plan.    The Director Plan shall remain in effect until such time as it is terminated by the Company in accordance with the terms of the Director Plan and applicable law. No participant nor the Administrator shall have the power to terminate the Director Plan except as provided in Section 409A of the Internal Revenue Code. Upon termination of the Director Plan, all accounts shall be paid in shares of Stock to each participant or, if applicable, such participant's beneficiary or estate. The Company shall use its commercially reasonable best efforts to comply with the provisions of Section 409A of the Internal Revenue Code with respect to termination of the Director Plan in order to ensure that amounts payable in connection with termination of the Director Plan shall not be subject to tax under Section 409A of the Internal Revenue Code. The Director Plan may be amended from time to time by the Administrator, provided that no amendment of the Director Plan shall have a material adverse effect on any participant's account under the Director Plan without the prior written consent of such participant.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

        The following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock by the following persons as of March 2, 2010 (except as otherwise noted):

  •
  each of our named executive officers;

  •
  each of our directors;

  •
  all of our directors and executive officers as a group; and

  •
  each person or group of affiliated persons known to us to beneficially own more than 5% of our Class A common stock or Class B common stock.

        Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying options and warrants held by that person that are exercisable within 60 days of March 2, 2010 are considered to be outstanding. However, the numbers in the percent of combined voting power column do not give effect to any options or warrants held by the persons listed in the table. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

        The address for those individuals for which an address is not otherwise indicated is: c/o Pzena Investment Management, Inc., 120 West 45th Street, New York, New York 10036.

	Class A Shares Beneficially Owned(1)			Class B Shares Beneficially Owned(1)
	Number of Shares		Percent(2)	Number of Shares		Percent(3)	Percent Combined Voting Power
Name of Beneficial Owner
Richard S. Pzena	106		*	24,928,620	(4)(5)	44.6	43.1
Gregory S. Martin	—		—	42,500	(6)	*	*
John P. Goetz	—		—	6,351,755	(4)(7)	11.4	10.7
William L. Lipsey	—		—	5,737,910	(4)(8)	10.3	9.6
Steven M. Galbraith	32,059	(9)	*	—		—	*
Joel M. Greenblatt	31,059	(9)	*	247,708	(10)	*	*
Richard P. Meyerowich	31,059	(9)	*	—		—	*
Ronald W. Tysoe	25,187	(9)	*	—		—	*
Wayne A. Palladino	61,866	(11)	*	312,244	(12)	*	*
A. Rama Krishna	795,587		9.2	4,586,539	(13)	8.2	8.1
All executive officers and directors as a group (10 persons)	976,923	(14)	11.3	42,207,276	(15)	74.8	72.6

	Class A Shares Beneficially Owned(1)		Class B Shares Beneficially Owned(1)
	Number of Shares	Percent(2)	Number of Shares	Percent(3)	Percent Combined Voting Power
Cacti Asset Management, LLC(16) 6355 Peachtree Road, Suite 101 Atlanta, GA 30319	800,000	9.7	—	—	*
Kinetics Asset Management Inc.(17) 470 Park Avenue South, 4th Floor New York, NY 10016	761,187	8.8	—	—	*
Keeley Asset Management Corp(18) 401 South Lasalle Street Chicago, IL 60605	742,000	8.6	—	—	*

*
Less than 1%

(1)
Each share of our Class A common stock is entitled to one vote per share and each share of our Class B common stock is entitled to five votes per share, for so long as the number of shares of our Class B common stock outstanding constitutes at least 20% of the total number of shares of our common stock outstanding.

(2)
Based on 8,633,041 shares of Class A common stock outstanding as of March 2, 2010.

(3)
Based on 55,696,236 shares of Class B common stock outstanding as of March 2, 2010.

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

(6)
Includes options to purchase 20,000 membership units in our operating company that are currently exercisable and which, upon exercise, will entitle Mr. Martin to the same number of shares of our Class B common stock.

(7)
Includes 708,970 shares of Class B common stock held directly by estate planning vehicles established by the executive officer for the benefit of his family members. The executive officer disclaims beneficial ownership of all shares of Class B common stock directly held by the applicable vehicle.

(8)
Includes 1,281,250 shares of Class B common stock held directly by estate planning vehicles established by the executive officer for the benefit of his family members. The executive officer disclaims beneficial ownership of all shares of Class B common stock directly held by the applicable vehicle.

(9)
Includes 8,599 shares of Phantom Stock, each share of which is the economic equivalent of one share of our Class A common stock. The shares of Phantom Stock become payable in a single distribution of an equal number of shares of Class A common stock at such time as elected by each non-employee director at the time such deferral was elected pursuant to Section 3.4 of the Director Plan.

(10)
Includes 82,200 shares of Class B common stock held directly by family members of Mr. Greenblatt. Mr. Greenblatt disclaims beneficial ownership of all shares of Class B common stock directly held by his family members.

(11)
Includes options to purchase 20,000 shares of Class A common stock that are currently exercisable.

(12)
Includes options to purchase 75,000 membership units in our operating company that are currently exercisable and which, upon exercise, will entitled Mr. Palladino to the same number of shares of our Class B common stock.

(13)
Includes 625,000 shares of Class B common stock held directly by estate planning vehicles established by the executive officer for the benefit of his family members. The executive officer disclaims beneficial ownership of all shares of Class B common stock directly held by the applicable vehicle.

(14)
Includes options to purchase an aggregate of 20,000 shares of Class A common stock that are currently exercisable.

(15)
Includes options to purchase an aggregate of 695,000 membership units in our operating company that are currently exercisable and which, upon exercise, will entitled the holders to purchase the same number of shares of our Class B common stock. As indicated in the foregoing footnotes, also includes shares of Class B common stock held by estate planning vehicles and family members of the executive officers and directors as to which beneficial ownership is disclaimed.

(16)
The number of shares owned is based on information included in the Form 13G/A filed by Cacti Asset Management, LLC, and its related persons and entities, with the SEC on January 4, 2010. According to the Form 13G/A, Cacti Asset Management, LLC has sole dispositive power over 800,000 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 800,000 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.

(17)
The number of shares owned is based on information included in the Form 13G filed by Kinetics Asset Management Inc., with the SEC on November 24, 2009. According to the Form 13G, Kinetics Asset Management Inc. has sole dispositive power over 761,187 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 761,187 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.

(18)
The number of shares owned is based on information included in the Form 13G/A filed by Keeley Asset Management Corp, and its related persons, with the SEC on February 12, 2010. According to the Form 13G/A, Keeley Asset Management Corp has sole dispositive power over 742,000 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 742,000 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.

Equity Compensation Plan Information

        The table below sets forth certain information as of December 31, 2009, the last day of the fiscal year, for: (i) all equity compensation plans previously approved by our stockholders; and (ii) all equity compensation plans not previously approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Pzena Investment Management, LLC 2006 Equity Incentive Plan	3,618,872	$7.29	6,297,825	(1)(2)
Pzena Investment Management, Inc. 2007 Equity Incentive Plan	961,750	8.00	6,010,846	(3)
Pzena Investment Management, LLC Amended and Restated Bonus Plan	—	—	6,297,825	(1)
Equity compensation plans not approved by security holders(4)	—	—	—
Total	4,580,622	7.44	12,308,671

(1)
Represents the total number of remaining securities as of December 31, 2009, which may be collectively granted under the PIM LLC 2006 Equity Incentive Plan and the Bonus Plan.

(2)
Takes into account 197,299 Class B units of our operating company also outstanding under the PIM LLC 2006 Equity Incentive Plan.

(3)
Takes into account 87,062 shares of Class A common stock also outstanding under the 2007 Equity Incentive Plan.

(4)
All equity compensation plans have been approved by security holders.

Equity Incentive Plans

PIM LLC 2006 Equity Incentive Plan

        The Pzena Investment Management, LLC 2006 Equity Incentive Plan, or the PIM LLC 2006 Equity Incentive Plan, became effective on January 1, 2007, and was amended and restated as of October 30, 2007. The following is a description of the material terms of the PIM LLC 2006 Equity Incentive Plan. The full text of the PIM LLC 2006 Equity Incentive Plan has been filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on December 5, 2007. The PIM LLC 2006 Equity Incentive Plan is a source of equity-based awards to our employees, consultants and other service providers of incentive Class B unit options (within the meaning of Section 422 of the Internal Revenue Code), non-qualified Class B unit options, restricted Class B units and other grants of Class B units.

        Administration.    The Compensation Committee of our Board of Directors administers the PIM LLC 2006 Equity Incentive Plan. The Compensation Committee may delegate its authority to grant awards under the PIM LLC 2006 Equity Incentive Plan in whole, or in part, as it determines, including to a subcommittee consisting solely of at least two non-employee directors within the meaning of Rule 16b-3 of the Exchange Act, and, to the extent required by Section 162(m) of the Internal Revenue Code, "outside directors" within the meaning thereof. The Compensation Committee determines who will receive awards under the PIM LLC 2006 Equity Incentive Plan, as well as the form of the awards, the number of units underlying the awards, and the terms and conditions of the awards, consistent with the terms of the PIM LLC 2006 Equity Incentive Plan. The Compensation Committee has full authority to interpret and administer the PIM LLC 2006 Equity Incentive Plan, which determinations will be final and binding on all parties concerned.

        Units Subject to the PIM LLC 2006 Equity Incentive Plan.    The total number of Class B units that may be issued under the PIM LLC 2006 Equity Incentive Plan is 10,113,996, with 6,297,825 remaining at December 31, 2009, subject to adjustment upon the occurrence of certain events, as described below.

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

        The exercise price per Class B unit for any options awarded will not be less than the fair market value of the Class B unit on the day the option is granted. To the extent permitted by the Compensation Committee, the exercise price of an option may be paid in cash or its equivalent, Class B units having a fair market value equal to the aggregate option exercise price, partially in cash and partially in Class B units, or through the delivery of irrevocable instructions to a broker to sell shares of our Class A common stock issuable upon the exchange of the Class B unit acquired upon exercise of the option and to deliver promptly to us an amount from the proceeds of the sale equal to the aggregate option exercise price.

        Other Unit-Based Awards.    The Compensation Committee, in its sole discretion, may grant Class B units and awards that are valued in whole, or in part, by reference to, or are otherwise based on the fair market value of, Class B units. Any of these other Class B unit-based awards may be in such form, and depend on the conditions imposed by the Compensation Committee, including, without limitation, the right to receive, or vest with respect to, one or more units (or the equivalent cash value of such units) upon the completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives. The Compensation Committee may, in its discretion, determine whether other Class B unit-based awards may be payable in cash, Class B units, or a combination thereof.

        LTIP Units.    In the future, we may choose to amend the operating agreement of Pzena Investment Management, LLC to provide for a new class of membership interests that are designed to provide long term incentives to their recipients, or LTIP units, and that may, upon the occurrence of certain events, or the recipient's achievement of certain goals, convert into Class B units. To the extent provided for, LTIP Units, whether or not vested, would entitle the participant to receive, currently, or on a deferred or contingent basis, distributions or distribution equivalent payments with respect to the number of Class B units corresponding to the LTIP unit, or other distributions from our operating company, and may be structured as "profits interests," "capital interests" or other types of interests for federal income tax purposes. If provided for in the operating agreement of our operating company, the

Compensation Committee may award LTIP units as free-standing awards, or in tandem with other awards under the PIM LLC 2006 Equity Incentive Plan. LTIP units would be subject to such conditions and restrictions as the Compensation Committee may determine, including, but not limited to, the conversion ratio, if any, for LTIP units. In addition, the Compensation Committee may provide that distributions in respect of LTIP units are deemed to be reinvested in additional Class B units or LTIP units.

        Adjustments Upon Certain Events.    In the event of any change in the outstanding number of membership units of Pzena Investment Management, LLC, by reason of any unit dividend or split, any reorganization, recapitalization, merger, consolidation, spin-off or combination, any distribution to holders of units other than cash dividends, or any other transaction similar to any of the foregoing, the Compensation Committee, or its appointed delegate, in its sole discretion, and without liability to any person, may make such substitution or adjustment, if any, as it deems to be equitable, as to: (i) the number or kind of Class B units, or other securities issued or reserved for issuance pursuant to the PIM LLC 2006 Equity Incentive Plan, or pursuant to outstanding awards; (ii) the option price; and/or (iii) any other affected terms of such awards.

        Transferability.    Unless otherwise determined by the Compensation Committee, no award granted under the plan will be transferable or assignable by the award recipient.

        Amendment and Termination.    We may amend or terminate the PIM LLC 2006 Equity Incentive Plan, but no amendment or termination will be made (i) without the approval of our stockholders, if such action would, except as permitted in order to adjust the shares as described above under the section "—Adjustments Upon Certain Events," increase the total number of shares reserved for the purposes of the PIM LLC 2006 Equity Incentive Plan, or increase the maximum number of shares that may be issued hereunder, or change the maximum number of shares for which awards may be granted to any participant; or (ii) without the consent of a participant, if such action would diminish any of the rights of the participant under any award theretofore granted to such participant under the PIM LLC 2006 Equity Incentive Plan; provided, however, that the Compensation Committee may amend the PIM LLC 2006 Equity Incentive Plan, and/or any outstanding awards, in such manner as it deems necessary to permit the PIM LLC 2006 Equity Incentive Plan, and/or any outstanding awards, to satisfy requirements of the Internal Revenue Code, or other applicable laws.

2007 Equity Incentive Plan

        On October 24, 2007, we adopted the Pzena Investment Management, Inc. 2007 Equity Incentive Plan, or the 2007 Equity Incentive Plan, which provides for the issuance of awards relating to our Class A common stock to directors, officers and other employees, consultants and advisers who are providing services to us and our subsidiaries.

        Our 2007 Equity Incentive Plan is administered by our Compensation Committee, which has the authority, among other things, to determine who will be granted awards, and all of the terms and conditions of such awards. The Compensation Committee is authorized to determine the extent to which an award may be settled, cancelled, forfeited or surrendered, to interpret our 2007 Equity Incentive Plan and any awards granted under our 2007 Equity Incentive Plan, and to make all other determinations necessary or advisable for the administration of our 2007 Equity Incentive Plan. Where the vesting or payment of an award under our 2007 Equity Incentive Plan is subject to the attainment of performance goals, the Compensation Committee will be responsible for certifying that the performance goals have been attained. Neither the Compensation Committee nor the Board of Directors has the authority under our 2007 Equity Incentive Plan to take any action that (i) would lower the exercise, base or purchase price of any award granted thereunder; (ii) amend the limits on individual participation thereunder; (iii) amend the number of shares available for awards thereunder;

or (iv) amend the provisions with respect to the administration of our 2007 Equity Incentive Plan, without, in any case, first obtaining the approval of our stockholders.

        At our 2009 Annual Meeting of Stockholders, our stockholders approved a proposal to increase the total number of shares available under the 2007 Equity Incentive Plan to 7,059,658 shares, with 6,010,846 remaining at December 31, 2009. Shares issued under our 2007 Equity Incentive Plan may be authorized but unissued shares, or treasury shares. If any shares subject to an award granted under our 2007 Equity Incentive Plan are forfeited, cancelled, exchanged or surrendered, or if an award terminates or expires without a distribution of shares, or if shares of stock are surrendered or withheld as payment of either the exercise price of an award and/or withholding taxes in respect of an award, those shares will again be available for awards under the plan. Upon the exercise of any award granted under our 2007 Equity Incentive Plan in tandem with any other award, the related award will be cancelled to the extent of the number of shares as to which the award is exercised, and such shares will not again be available for awards under the plan. In the event that the Compensation Committee determines that any corporate event, such as a dividend or other distribution, recapitalization, stock split, reorganization, merger, spin-off, or the like, affects our Class A common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of plan participants, then the Compensation Committee will make those adjustments as it deems necessary or appropriate to any or all of (i) the number and kind of shares or other property that may thereafter be issued in connection with future awards; (ii) the number and kind of shares or other property that may be issued under outstanding awards; (iii) the exercise price or purchase price of any outstanding award; (iv) the performance goals applicable to outstanding awards; and (v) the individual share limitations applicable to awards granted under our 2007 Equity Incentive Plan.

        The performance goals may be expressed in terms of attaining a specified level of the particular criterion, or an increase or decrease in the particular criterion, and may be applied to us or one of our subsidiaries. The Compensation Committee has the authority to make equitable adjustments to the performance goals in recognition of unusual or non-recurring events, or in response to changes in laws or regulations. Where an award under our 2007 Equity Incentive Plan is made subject to a performance goal, no compensation may be paid under such award unless and until the Compensation Committee certifies that the goal has been attained.

        The terms and conditions of awards of restricted stock and restricted stock units granted under our 2007 Equity Incentive Plan will be determined by the Compensation Committee and set forth in an award agreement. A restricted stock unit confers on the participant the right to receive a share of our Class A common stock, or its equivalent value in cash, in the discretion of the Compensation Committee. These awards will be subject to restrictions on transferability, which will lapse under those circumstances that the Compensation Committee may determine, which may include the attainment of one or more performance goals. The Compensation Committee may determine that the holder of restricted stock or restricted stock units may receive dividends (or dividend equivalents, in the case of restricted stock units) that may be deferred during the restricted period applicable to these awards.

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

        On October 30, 2007, we filed an S-8 with the SEC to register 640,379 shares of our Class A common stock that may be issued under the 2007 Equity Incentive Plan. On November 25, 2009, we filed an S-8 with the SEC to register an additional 6,419,279 shares of our Class A common stock pursuant to the amendment to the 2007 Equity Incentive Plan adopted by our shareholders on May 19, 2009.

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

  •
  providing that a portion of the bonus awards made to certain highly compensated individuals will be deferred on a mandatory basis under the Bonus Plan, and will vest, and become payable, over a four-year period; and

  •
  permitting members of Pzena Investment Management, LLC to elect to receive a portion of their bonus compensation that is mandatorily deferred in the form of restricted phantom Class B units of Pzena Investment Management, LLC, or to invest it in certain of our investment strategies.

        Administration.    The Bonus Plan is administered by the Compensation Committee of our Board of Directors. The Compensation Committee may delegate its authority under the Bonus Plan to a subcommittee of the Compensation Committee.

        Eligibility; Awards.    No later than the last day of a fiscal year, the Compensation Committee will designate, from among our employees and the members of Pzena Investment Management, LLC who provide personal services to us, those individuals eligible for a bonus award for such fiscal year, or an eligible individual, and will determine and specify for each eligible individual the amount of the bonus award that will be awarded to such eligible individual for such fiscal year. In designating the eligible individuals for a fiscal year and in determining the amount of the bonus awards to be granted, the Compensation Committee will take into account any subjective or objective factors that it may, in its sole discretion, deem relevant, including, without limitation, the performance of the eligible individual, the business unit to which the eligible individual provides services, or our firm as a whole. The Compensation Committee may designate as an eligible individual an employee of us, or a member of Pzena Investment Management, LLC who terminates his association with us during a fiscal year. Unless deferred under a provision of the Bonus Plan, a bonus award under the Bonus Plan will be paid to the participant in one lump sum in cash in the calendar year following the fiscal year in which it was earned, but no later than March 15th of such calendar year.

        Mandatory Cash Deferral of Restricted Amounts.    Each eligible individual who is allocated a bonus award for a fiscal year, and whose cash compensation for such fiscal year (including such bonus award) exceeds $600,000, must defer a portion of their compensation, which we refer to as the restricted amount. The restricted amount is 25% of the amount of the eligible individual's compensation for the fiscal year that exceeds $600,000; plus an additional 15% of the amount of the eligible individual's compensation for the fiscal year that exceeds $1,200,000. Each eligible individual who is a member of Pzena Investment Management, LLC, and who is entitled to receive a restricted amount in any fiscal year, may elect to have the restricted amount credited to an account in his or her name, to receive the restricted amount in the form of restricted phantom Class B units, or a combination thereof. Each eligible individual who is not a member of Pzena Investment Management, LLC, and who is entitled to receive a restricted amount in any fiscal year, will have the entire restricted amount credited to an account in his name.

        Payment of Awards.    A participant will become vested in the portion of his account related to each bonus earned according to the following schedule: (i) 25% on the first anniversary; (ii) 50% on the second anniversary; (iii) 75% on the third anniversary; and (iv) 100% on the fourth anniversary; provided the participant continues in service with us. A participant will also become fully vested in his entire account, and the restriction period applicable to his restricted phantom Class B units will lapse, if he dies while in service, his service is terminated by us without cause, or he voluntarily terminates his service with good reason. Additionally, a participant who voluntarily terminates his service with us and who has, as of the time of such termination, provided services to us for a continuous period of no less than ten years, will continue to vest in his entire account, and in any restricted phantom units for which the restriction period has not lapsed, provided that he does not, on or before an applicable vesting date, compete with us, solicit our employees or clients, or disclose our confidential information. A participant's restricted phantom Class B units will be settled within 30 days of vesting. Except as provided in this paragraph, the unvested portion of his account and any unvested restricted phantom membership units will be forfeited and/or cancelled upon termination of the participant's employment.

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

Amended and Restated Operating Agreement of Pzena Investment Management, LLC

        The operations of Pzena Investment Management, LLC, and the rights and obligations of its members, are set forth in the operating company's amended and restated operating agreement, the material terms of which are described below.

Governance

        We serve as the sole managing member of the operating company. As such, we control its business and affairs and are responsible for the management of its business. We also have the power to delegate certain of our management responsibilities to an executive committee of our operating company consisting of our Chief Executive Officer, Mr. Pzena, each of our Presidents, Messrs. Goetz and Lipsey, and two other executives appointed to serve as members of the committee.

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

        Holders of Class B units have no voting rights, except for the right to approve amendments to the amended and restated operating agreement that adversely affect the rights of the holders of Class B units, and to approve certain material corporate transactions. See "—Amendments" and "—Material Corporate Transactions."

        Each Class A unit and Class B unit entitles holders to the same economic rights. Net profits and net losses of the operating company are allocated, and distributions by the operating company are made, to members pro rata in accordance with the number of membership units they hold (whether or not vested). The operating company makes distributions to members for the purpose of funding their tax obligations in respect of the portion of the operating company's taxable income that is allocated to them. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the operating company allocable per membership unit multiplied by an assumed tax rate equal to the highest combined U.S. federal, state and local tax rate applicable to any member (taking into account the deductibility of state and local taxes for U.S. federal income tax purposes). However, our operating company may not make any distributions to its members if doing so would violate any agreement to which it is then a party, or any law then applicable to it, have the effect of rendering it insolvent, or result in it having net capital lower than that required by applicable law.

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

Exchange Rights

        Pursuant to the amended and restated operating agreement, each vested Class B unit is exchangeable for a share of our Class A common stock, subject to the exchange timing and volume limitations described below. On February 17, 2009, the SEC declared effective our shelf registration statement on Form S-3, in which we registered 57,937,910 shares of our Class A common stock for issuance upon the exchange of an equivalent number of vested Class B units of the operating company.

        Initial Managing Principals.    Each year, in the period beginning on the first effective date of the Form S-3 registration statement described under "—Resale and Registration Rights Agreement," which we refer to as the shelf registration statement, and ending on the date of the termination of employment with us of an Initial Managing Principal, an Initial Managing Principal and his permitted transferees may collectively exchange up to the number of vested Class B units that equals 15% of all Class B units they collectively hold as of the first day of that year, in accordance with the timing restrictions described under "—Resale and Registration Rights Agreement." For the three-year period following the Initial Managing Principal's termination, the Initial Managing Principal and his permitted transferees may not exchange any of their Class B units. Thereafter, they may exchange the remainder of their Class B units when they vest, subject to the same timing restrictions.

        Other Employee Members.    Each year, in the period beginning on the first effective date of the shelf registration statement and ending on the date of termination of employment of an employee member other than our Initial Managing Principals, he or she and his or her permitted transferees, may collectively exchange up to the number of vested Class B units that equals 15% of all Class B units they collectively hold as of the first day of that year, in accordance with the timing restrictions described under "—Resale and Registration Rights Agreement." For the one-year period following the employee's termination, the employee and his or her permitted transferees may not exchange any of their Class B units. Within the following six months, they may exchange vested Class B units so long as, except as may be agreed by us, the employee retains a number of vested Class B units equal to at least 25% of the number of vested Class B units collectively held by the employee and his or her permitted transferees on the date of the termination of employment with us, subject to the same timing restrictions. Thereafter, they may exchange the remainder of their Class B units when they vest, subject to the same timing restrictions.

        Non-Employee Members.    Each year, in the period beginning on the first effective date of the shelf registration statement and ending on the third anniversary of our initial public offering, the non-employee members of our operating company immediately after our initial public offering (which included an entity controlled by Mr. Greenblatt, one of our directors) may exchange up to 15% of the Class B units they hold as of the first day of that year, in accordance with the timing restrictions described under "—Resale and Registration Rights Agreement." Thereafter, these non-employee members may sell the remainder of their Class B units, subject to the same timing restrictions.

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

Restrictive Covenants

        Non-Competition.    All employees who are members of the operating company have agreed not to compete with us during the term of their employment with us. In addition, each of the Initial Managing Principals has agreed not to compete with us for a period of three years following the termination of his employment. The other employee members have agreed not to compete with us for a period of up to six months following the termination of his or her employment, if the employee member and his or her permitted transferees collectively hold at that time more than 1% of all the Class B units outstanding and if he or she continues to receive compensation during this non-competition period.

        Non-Solicitation.    The Initial Managing Principals have agreed not to solicit our clients or any other employees of Pzena Investment Management, LLC during the term of their employment and three years thereafter. Other employee members will be subject to similar non-solicitation provisions during the term of their employment and 18 months thereafter.

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

Forfeiture of Class B Units

        Unless otherwise determined by our Board of Directors, in its sole discretion, or previously agreed to by the employee member, his or her permitted transferees and us:

  •
  if an employee member is terminated for cause, the employee member (and, to the extent of any Class B units transferred after our initial public offering, his or her permitted transferees) would forfeit all of his, her or their unvested Class B units, if any, and a number of vested Class B units that is equal to 75% of the number of vested Class B units collectively held by the employee member and his or her permitted transferees, in each case as of the date of the termination of his or her employment,

  •
  if an Initial Managing Principal breaches any of the non-competition or non-solicitation covenants described above, the Initial Managing Principal (and, to the extent of any Class B units transferred after our initial public offering, his or her permitted transferees) would forfeit all of his, her or their unvested Class B units, if any, and an aggregate number of vested Class B units that is equal to 50% of the number of vested Class B units collectively held by the Initial Managing Principal and his or her permitted transferees, in each case as of the earlier of the date of his or her breach or the termination of his or her employment, and

  •
  if an employee member (other than an Initial Managing Principal) breaches any of the non-competition or non-solicitation covenants described above, the employee member (and, to the extent of any Class B units transferred after our initial public offering, his or her permitted transferees) would forfeit all of his, her or their unvested Class B units, if any, and a number of vested Class B units that is equal to 25% of the number of vested Class B units collectively held by the employee member and his or her permitted transferees, in each case as of the earlier of the date of his or her breach or the termination of his or her employment.

Indemnification and Exculpation

        To the extent permitted by applicable law, Pzena Investment Management, LLC will indemnify us, as its managing member, its authorized officers, its other employees and agents from and against any losses, liabilities, damages, costs, expenses, fees or penalties incurred by any acts or omissions of these persons, provided that the acts or omissions of these indemnified persons are not the result of fraud, intentional misconduct, or a violation of the implied contractual duty of good faith and fair dealing, or any lesser standard of conduct permitted under applicable law.

        We, as the managing member, and the authorized officers and other employees and agents of Pzena Investment Management, LLC, will not be liable to Pzena Investment Management, LLC, its members, or their affiliates, for damages incurred by any acts or omissions of these persons, provided that the acts or omissions of these exculpated persons are not the result of fraud, intentional misconduct, or a violation of the implied contractual duty of good faith and fair dealing, or any lesser standard of conduct permitted under applicable law.

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

  •
  modify or amend the non-competition, non-solicitation, confidentiality, or vesting and forfeiture provisions in a manner that is adverse to an employee member without either the employee member's consent or, the approval of two-thirds in interest of the Class B members so long as each adversely affected employee member receives at least 60 days prior notice thereof; or

  •
  modify or amend any provision of the agreement requiring approval of any specified group or sub-group of Class B members without obtaining the approval of that specified group or sub-group.

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

        This agreement requires us to pay holders of Class B units 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as discussed below) as a result of the increases in tax basis described above, and certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments thereunder. Cash savings in income tax are computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase in our share of the tax basis of the tangible and intangible assets of Pzena Investment Management, LLC.

        On October 27, 2008, we entered into a Limited Waiver to Tax Receivable Agreement with Milestone Associates, L.L.C., a limited liability company of which Mr. Greenblatt, a director of our Company, is the managing member. Pursuant to the Limited Waiver to Tax Receivable Agreement, our obligation to make the required payments (as described above) to Milestone Associates for taxable years 2008 and 2009 under the Tax Receivable Agreement was waived. The amount waived by Milestone Associates for taxable year 2008 was $1.3 million and for taxable year 2009 is estimated to be approximately $0.8 million.

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

        From the first effective date of this shelf registration statement until the fourth anniversary of the consummation of our initial public offering, holders of Class B units, subject to the exchange timing and volume limitations described above under "—Amended and Restated Operating Agreement of Pzena Investment Management, LLC—Exchange Rights," will only be able to sell the shares of Class A common stock issued upon exchange in the timing and manner determined by us. We are required to provide for at least one exchange date in each twelve-month period from the effective date of this shelf registration statement until the fourth anniversary of our initial public offering, pursuant to which holders of Class A common stock issued upon exchange of vested Class B units can resell such shares of Class A common stock. However, if we fail to provide an exchange date and manner of resale by the end of any such twelve-month period, each holder of Class B units who is then eligible to exchange Class B units, may exercise its exchange right and resell the shares issued upon exchange in any manner of sale permitted under the registration statement, or otherwise available to the holder. Thereafter, holders of Class B units will be able to exchange their Class B units for shares of our Class A common stock, subject to the exchange timing and volume limitations described above, and will be permitted to sell their shares in any manner, but only at times determined by us, in our sole discretion.

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

        In order to partially fund the $25,000,000 repayment required by the lenders, the three independent members of our Board of Directors, the members of our Audit Committee, and the members of our Nominating and Corporate Governance Committee, each consisting of Messrs. Galbraith and Meyerowich, and our former director, Mr. Ullman, approved the issuance of an aggregate of $16,000,000 principal amount of senior subordinated notes (collectively, the "Notes") to the following persons and entities (collectively, the "Note Holders"):

  (i)
  The Michele Pzena Family Trust, The Daniel Pzena Family Trust, The Aaron Pzena Family Trust, and The Eric Pzena Family Trust, in each case created under the Richard Pzena Descendants Trust dated November 4, 2005, with various trustees ($1,250,000 principal amount by each such trust), which was established by Mr. Pzena, a director, our chief executive officer and a significant shareholder;

  (ii)
  The Pzena Family 1996 Irrevocable Trust between Richard S. Pzena and Wendy M. Pzena dated December 30, 1996 ($5,000,000 principal amount), which was established by Mr. Pzena, a director, our chief executive officer and a significant shareholder, and his wife;

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

        On December 18, 2009, with the prior approval of the independent members of our Board of Directors, we consented to waivers from each of the Note Holders, in which they waived, in accordance with Section 10 of the Notes, Section 2 "Restricted Payments," insofar as such section prohibits the payments of cash dividends by the Company, and Section 7 "Payment Pro Rata To All Lenders," to allow us to repay the notes to Milestone Associates, L.L.C., and Amelia Jones Feinberg.

        On December 31, 2009, we repaid the notes to Milestone Associates, L.L.C. ($5,000,000 principal amount) and Amelia Jones Feinberg ($1,000,000 principal amount), along with all accrued interest due to said Note Holders through such date.

        The Notes have not been registered under the Securities Act or the securities laws of any jurisdiction and are subject to certain restrictions on transfer.

Other Related Party Transactions

        Our operating company manages the personal funds of many of its employees, including our CEO and two Presidents, pursuant to investment management agreements in which it has waived its regular advisory fees. In addition, it manages the personal funds of some of its employees' family members at reduced advisory fee rates. In 2009, the aggregate value of the fees that we waived was approximately $143,890 with respect to accounts beneficially owned by a private fund in which certain of our executive officers invest.

        In May 2007, our operating company entered into a customer services agreement with Storage Monkey, LLC, of which Mr. Pzena's brother owns approximately 5% of the equity, under which Storage Monkey provided disaster recovery services to our operating company. The initial term of this agreement ended in May 2008, but was extended until May 9, 2009. For 2009, Storage Monkey billed our operating company approximately $89,344 for these services. We believe that the terms of this agreement were no less favorable than we could have obtained from an unrelated third party for similar services.

        As of December 31, 2009, Mr. Pzena had invested in the following entities, all of which are managed and co-owned by our operating company: a $1,000 initial investment in the Pzena Large Cap Value Fund, and a $2,000 initial investment in each of Pzena Emerging Market Countries Value Service and Pzena Emerging Market Focused Value Service, each a series of Pzena Investment Management International, LLC.

Related Person Transaction Policy

        We have adopted a policy regarding the approval of any transaction, or series of transactions, in which we or any of our subsidiaries is a participant, the amount involved exceeds $120,000, and a "related person" (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person must promptly disclose to our General Counsel any "related person transaction" (defined as any transaction that is required to be disclosed under Item 404(a) of Regulation S-K in which we were, or are to be, a participant, and the amount involved exceeds $120,000, and in which any related person had, or will have, a direct or indirect material interest) and all material facts about the transaction. The General Counsel will then assess and promptly communicate that information to the Audit Committee of our Board of Directors. Based on its consideration of all of the relevant facts and circumstances, the Audit Committee will decide whether or not to approve such transaction, and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to the Audit Committee, which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction.

Director Independence

        Although we qualify for the "controlled company" exemption from certain of the corporate governance rules of the NYSE, our corporate governance guidelines mandate that our Board shall be comprised of a majority of directors who qualify as independent directors under the corporate governance rules of the NYSE. In addition, pursuant to the charters of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, each director of these committees must be an independent director, as such term is defined in the corporate governance rules of the NYSE.

        Under the NYSE corporate governance rules, a director is deemed independent if the director has no disqualifying relationship as defined in the NYSE corporate governance rules, and if the Board of Directors has affirmatively determined that the director has no material relationship with the Company, either directly or as a partner, stockholder, officer or employee of an organization that has a relationship with the Company.

        The Board of Directors has determined that Messrs. Galbraith, Meyerowich and Tysoe are each "independent" for purposes of NYSE corporate governance rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Aggregate fees for professional services rendered to us by Ernst & Young LLP for the years ended December 31, 2009 and 2008 were as follows:

	For the Year Ended December 31,
	2009	2008
	(in thousands)
Audit Fees	$812	$963
Tax Fees	35	35
Other Fees	54	—

Total	$901	$998

        Audit fees for 2009 and 2008 were for professional services rendered for the audits of the consolidated financial statements of the Company and its subsidiaries, professional services rendered for quarterly reviews of the consolidated financial statements of the Company and its subsidiaries, and the audits of the Company's subsidiary funds. Also included in 2008 fees were professional services rendered in connection with the Company's shelf registration statement filed in November 2008 and declared effective in February 2009, and other accounting consultations.

        Tax fees for 2009 and 2008 were for reviews of the Company's tax returns.

        Other fees for 2009 related to other attestation services over the Company's investment performance.

Pre-Approval Policy

        The charter of our Audit Committee provides that the Audit Committee shall appoint our independent auditors and shall review and approve, in advance, our independent auditors' annual engagement letter, including the proposed fees contained therein, as well as all audit and all permitted non-audit engagements and relationships between us and our independent auditors. The charter of the Audit Committee further provides that audit and permitted non-audit services may be approved in advance: (i) by the Audit Committee, or by one or more members of the Audit Committee designated by the Audit Committee; or (ii) based on policies and procedures adopted by the Audit Committee, provided that (a) the policies and procedures are detailed as to the particular service, (b) the Audit Committee is informed of each service on a timely basis, (c) such policies and procedures do not include delegation of the Audit Committee's responsibilities to management, and (d) such policies and procedures are disclosed in our Annual Report. To date, the Audit Committee has not adopted any policies and procedures relating to the pre-approval of audit and permitted non-audit services.

        Notwithstanding the foregoing requirement of the charter of the Audit Committee that audit and permitted non-audit services must be approved in advance, the charter of the Audit Committee provides that pre-approval is not necessary for minor non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total revenues paid by us to our auditors during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by us at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee. We refer to the foregoing as the "De Minimus Exception." None of the services listed above for 2009 and 2008 were approved pursuant to the De Minimus Exception.

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

  •
  may have been qualified by information in disclosure schedules that are not included in the documents filed, or incorporated by reference, and which may modify, qualify, or create exception to, the representations and warranties;

  •
  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

  •
  were made only as of the date of the applicable agreement, or such other date or dates as may be specified in the agreement, and are subject to more recent developments.

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made, or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K, and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov, as well as through the Company's website at www.pzena.com.

Exhibit	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Pzena Investment Management, Inc., effective as of October 30, 2007(1)
3.2	Amended and Restated Bylaws of Pzena Investment Management, Inc., effective as of October 30, 2007(1)
4.1	Form of Pzena Investment Management, Inc. Class A Common Stock Certificate(2)
4.2	Form of Exchange Rights of Class B Members(2)
4.3	Resale and Registration Rights Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Holders named on the signature pages thereto(1)
4.4	Class B Stockholders' Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Stockholders named on the signature pages thereto(1)
4.5	Pzena Investment Management, LLC Senior Subordinated Note for $1,250,000, dated October 28, 2008, issued to The Michele Pzena Family Trust created under the Richard Pzena Descendants Trust dated November 4, 2005, Laura Pzena, Trustee(3)
4.6	Pzena Investment Management, LLC Senior Subordinated Note for $1,250,000, dated October 28, 2008, issued to The Daniel Pzena Family Trust created under the Richard Pzena Descendants Trust dated November 4, 2005, Jeffrey Pzena and William Pearce, Trustees(3)
4.7	Pzena Investment Management, LLC Senior Subordinated Note for $1,250,000, dated October 28, 2008, issued to The Aaron Pzena Family Trust created under the Richard Pzena Descendants Trust dated November 4, 2005, Edward Fisher, Trustee(3)
4.8	Pzena Investment Management, LLC Senior Subordinated Note for $1,250,000, dated October 28, 2008, issued to The Eric Pzena Family Trust created under the Richard Pzena Descendants Trust dated November 4, 2005, Robin Buchalter, Trustee(3)
4.9	Pzena Investment Management, LLC Senior Subordinated Note for $5,000,000, dated October 28, 2008, issued to The Pzena Family 1996 Irrevocable Trust between Richard S. Pzena and Wendy M. Pzena dated December 30, 1996, Gregory Sawers, Trustee(3)
4.10	Pzena Investment Management, LLC Senior Subordinated Note for $5,000,000, dated October 28, 2008, issued to Milestone Associates, L.L.C.(3)
4.11	Pzena Investment Management, LLC Senior Subordinated Note for $1,000,000, dated October 28, 2008, issued to Amelia Jones Feinberg(3)
4.12	Form of Waiver to Senior Subordinated Notes dated October 28, 2008(4)
10.1	Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Members named on the signature pages thereto(1)
10.2	Tax Receivable Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto(1)
10.3	Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan(1)
10.4	Pzena Investment Management, LLC Amended and Restated Bonus Plan, as amended, dated as of October 21, 2008(3)

Exhibit	Description of Exhibit
10.5	Pzena Investment Management, Inc. 2007 Equity Incentive Plan, as amended, dated as of May 19, 2009(5)
10.6	Credit Agreement, dated as of July 23, 2007 among Pzena Investment Management, LLC, as the Borrower, Pzena Alternative Investments, LLC, as Guarantor, and Bank of America, N.A., as Administrative Agent and as a Lender and L/C Issuer(6)
10.7	Amendment No.1 to Credit Agreement, dated as of February 11, 2008 among Pzena Investment Management, LLC, as the Borrower, Pzena Alternative Investments, LLC, as the Guarantor, and Bank of America, N.A., as Administrative Agent and as a Lender(7)
10.8	Amendment No. 2 to Credit Agreement and Limited Consent and Waiver, dated as of September 22, 2008, among Pzena Investment Management, LLC as Borrower, Pzena Alternative Investments LLC, as Guarantor, and Bank of America, N.A. as Administrative Agent and as a Lender(8)
10.9	Amendment No. 3 to Credit Agreement and Limited Consent and Waiver, dated October 28, 2008, among Pzena Investment Management, LLC, as the Borrower, Pzena Alternative Investments, LLC, as Guarantor, and Bank of America, N.A., as Administrative Agent and as a Lender(3)
10.10	Security Agreement, dated as of October 28, 2008, among Pzena Investment Management, LLC, Pzena Alternative Investments, LLC, and Bank of America, N.A., as Administrative Agent for each of the Secured Parties named therein(3)
10.11	Lease, dated as of February 4, 2003, between Magnolia Associates, Ltd. and Pzena Investment Management, LLC, and the amendments thereto dated as of March 31, 2005 and October 31, 2006(9)
10.12	Executive Employment Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and Richard S. Pzena(1)
10.13	Executive Employment Agreement for John P. Goetz, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and John P. Goetz(1)
10.14	Amendment to Amended and Restated Executive Employment Agreement for A. Rama Krishna, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and A. Rama Krishna, as amended, dated as of October 8, 2009 (filed herewith)
10.15	Amended and Restated Executive Employment Agreement for William L. Lipsey, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and William L. Lipsey(1)
10.16	Indemnification Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard S. Pzena(1)
10.17	Indemnification Agreement for Steven M. Galbraith, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Steven M. Galbraith(1)
10.18	Indemnification Agreement for Joel M. Greenblatt, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Joel M. Greenblatt(1)
10.19	Indemnification Agreement for Richard P. Meyerowich, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard P. Meyerowich(1)
10.20	Indemnification Agreement for Myron E. Ullman, III, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Myron E. Ullman, III(1)

Exhibit	Description of Exhibit
10.21	Indemnification Agreement for Ronald W. Tysoe, dated as of December 11, 2008, by and among Pzena Investment Management, Inc. and Ronald W. Tysoe(10)
10.22	Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan, dated as of July 21, 2009(11)
14.1	Code of Business Conduct and Ethics, effective as of October 25, 2007, amended as of January 16, 2009(12)
14.2	Code of Ethics for Senior Financial Officers(12)
16.1	Letter, dated June 11, 2007, from J.H. Cohn LLP to the Securities and Exchange Commission regarding Pzena Investment Management, LLC's change in independent accountants(13)
21.1	List of Subsidiaries of Pzena Investment Management, Inc. (filed herewith)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

(4)
Previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2009 (SEC File No. 001-33761).

(5)
Previously filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009 (SEC File No. 001-33761).

(6)
Previously filed as an exhibit to Amendment No. 2 of the Registration Statement on Form S-1 (No. 333-143660) of Pzena Investment Management, Inc., which was filed with the Securities and Exchange Commission on August 6, 2007.

(7)
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

(11)
Previously filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (SEC File No. 001-33761).

(12)
Previously filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009 (SEC File No. 001-33761).

(13)
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

Dated: March 12, 2010

Pzena Investment Management, Inc.
By:	/s/ RICHARD S. PZENA Name: Richard S. Pzena Title: Chief Executive Officer

        Each person whose signature appears below constitutes and appoints Gregory S. Martin and Joan F. Berger, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to effectuate the intent and purpose of this paragraph, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        The power of attorney granted herein shall not in any manner revoke in whole, or in part, any power of attorney that each person whose signature appears below has previously executed.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pzena Investment Management, Inc. and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ RICHARD S. PZENA Richard S. Pzena	Chairman of the Board and Chief Executive Officer	March 12, 2010
/s/ GREGORY S. MARTIN Gregory S. Martin	Chief Financial Officer	March 12, 2010
/s/ STEVEN M. GALBRAITH Steven M. Galbraith	Director	March 12, 2010
/s/ JOEL M. GREENBLATT Joel M. Greenblatt	Director	March 12, 2010
/s/ RICHARD P. MEYEROWICH Richard P. Meyerowich	Director	March 12, 2010
/s/ RONALD W. TYSOE Ronald W. Tysoe	Director	March 12, 2010

 INDEX TO FINANCIAL STATEMENTS OF
PZENA INVESTMENT MANAGEMENT, INC.
AND PZENA INVESTMENT MANAGEMENT, LLC

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Pzena Investment Management, Inc.

We have audited the accompanying consolidated statements of financial condition of Pzena Investment Management, Inc. (the "Company") as of December 31, 2009 and 2008, the related consolidated statements of operations, changes in equity, and cash flows of Pzena Investment Management, Inc. (prior to October 30, 2007—Pzena Investment Management, LLC) for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pzena Investment Management, Inc. at December 31, 2009 and 2008, the related consolidated statements of operations, changes in equity, and cash flows of Pzena Investment Management, Inc. for the years ended December 31, 2009, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

                              /s/ Ernst & Young LLP

New York, New York
March 12, 2010

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Pzena Investment Management, Inc.

We have audited Pzena Investment Management Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pzena Investment Management, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Pzena Investment Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Pzena Investment Management, Inc. as of December 31, 2009 and 2008, the related consolidated statements of operations, changes in equity, and cash flows of Pzena Investment Management, Inc. (prior to October 30, 2007—Pzena Investment Management, LLC) for the years ended December 31, 2009, 2008 and 2007 and our report dated March 12, 2010 expressed an unqualified opinion thereon.

                              /s/ Ernst & Young LLP

New York, New York
March 12, 2010

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	December 31, 2009	December 31, 2008
ASSETS
Cash and Cash Equivalents	$15,908	$27,421
Restricted Cash	1,407	—
Due from Broker	116	41
Advisory Fees Receivable	13,378	13,606
Investments in Equity Securities, at Fair Value	7,951	14,045
Receivable from Related Parties	149	191
Other Receivables	36	74
Prepaid Expenses and Other Assets	504	949
Deferred Tax Asset, Net of Valuation Allowance of $60.3 million and $62.7 million, respectively	6,754	3,444
Property and Equipment, Net of Accumulated Depreciation of $2,385 and $1,913, respectively	2,315	2,748

TOTAL ASSETS	$48,518	$62,519

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$3,644	$4,338
Due to Broker	731	47
Term Loan	—	22,000
Senior Subordinated Notes	10,000	16,000
Liability to Selling and Converting Shareholders	5,642	1,787
Other Liabilities	1,143	2,007

TOTAL LIABILITIES	21,160	46,179
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 8,633,041 and 6,187,068 Shares Issued and Outstanding in 2009 and 2008, respectively)	86	61
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 55,659,236 and 57,975,724 Shares Issued and Outstanding in 2009 and 2008, respectively)	—	—
Additional Paid-In Capital	10,104	9,749
Accumulated Deficit	(1,920)	(5,289)

Total Pzena Investment Mangement, Inc.'s Equity	8,270	4,521

Non-Controlling Interests	19,088	11,819

TOTAL EQUITY	27,358	16,340

TOTAL LIABILITIES AND EQUITY	$48,518	$62,519

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
REVENUE	$63,039	$101,404	$147,149

EXPENSES
Compensation and Benefits Expense	24,991	25,655	129,701
General and Administrative Expenses	8,261	11,356	13,038

TOTAL OPERATING EXPENSES	33,252	37,011	142,739

Operating Income	29,787	64,393	4,410

OTHER INCOME/(EXPENSE)
Interest and Dividend Income	480	1,800	2,093
Interest Expense	(1,485)	(3,362)	(1,797)
Realized and Unrealized Gain/(Loss), Net of Marketable Securities and Securities Sold Short	6,179	(18,245)	(3,464)
Decrease/(Increase) in Liability to Selling and Converting Shareholders	(3,725)	56,200	—
Other Income/(Expense)	152	(708)	1,032

Total Other Income/(Expense)	1,601	35,685	(2,136)
Income Before Income Taxes and Interest on Mandatorily Redeemable Units	31,388	100,078	2,274

Income Tax Provision/(Benefit)	(1,307)	67,680	5,610
Interest on Mandatorily Redeemable Units	—	—	16,575

Consolidated Net Income/(Loss)	32,695	32,398	(19,911)

Less: Net Income/(Loss) Attributable to Non-Controlling Interests	29,326	36,095	(20,644)

Net Income/(Loss) Attributable to Pzena Investment Management, Inc.	$3,369	$(3,697)	$733

Net Income/(Loss) for Basic Earnings per Share(1)	$3,369	$(3,697)	$733
Basic Earnings/(Loss) per Share(1)	$0.41	$(0.60)	$0.12
Basic Weighted Average Shares Outstanding(1)	8,217,561	6,122,569	6,111,118
Net Income/(Loss) for Diluted Earnings per Share(1)	$18,106	$(3,697)	$7,765
Diluted Earnings/(Loss) per Share(1)	$0.28	$(0.60)	$0.12
Diluted Weighted Average Shares Outstanding(1)	64,853,824	6,122,569	64,056,778
Supplementary 2007 Pro Forma Information—Note 18 (unaudited)
Provision for Income Taxes			$9,029
Basic and Diluted Earnings per Share			$0.81

(1)
Represents the Company's weighted average shares and its earnings generated through its economic interest in the operating company subsequent to October 30, 2007.

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
OPERATING ACTIVITIES
Consolidated Net Income/(Loss)	$32,695	$32,398	$(19,911)
Adjustments to Reconcile Net Income/(Loss) to Cash Cash Provided by Operating Activities:
Depreciation	472	501	368
Non-Cash Compensation	2,934	4,952	2,752
Non-Cash Interest on Mandatorily Redeemable Units	—	—	78,517
Director Share Grant	280	227	—
Realized and Unrealized (Gain)/Loss, Net on Equity Securities and Securities Sold Short	(6,179)	18,245	3,464
Equity in Losses of Affiliates	—	—	3
Increase/(Decrease) in Liability to Selling and Converting Shareholders	3,725	(56,200)	—
Deferred Income Taxes	(3,377)	64,592	196
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	228	12,455	(845)
Due from Broker	(212)	227	614
Restricted Cash	(1,407)	—	2,014
Prepaid Expenses and Other Assets	188	1,180	(545)
Due to Broker	852	(4,054)	1,327
Accounts Payable, Accrued Expenses, and Other Liabilities	(1,430)	(3,837)	3,772
Purchases of Equity Securities and Securities Sold Short	(12,199)	(35,340)	(35,949)
Proceeds from Sale of Equity Securities and Securities Sold Short	13,401	29,485	45,165

Net Cash Provided by Operating Activities	29,971	64,831	80,941

INVESTING ACTIVITIES
Receivable from Related Parties	26	3	251
Purchases of Property and Equipment	(49)	(86)	(1,656)

Net Cash Used in Investing Activities	(23)	(83)	(1,405)

FINANCING ACTIVITIES
Contributions from Members for Option Exercise	—	—	3,609
Contributions from Shareholder	—	172	—
Contributions from Non-Controlling Interests	322	7,082	12,083
Distributions to Non-Controlling Interests	(13,540)	(47,441)	(150,904)
Net Proceeds from Initial Public Offering	—	—	98,914
Purchase of Operating Company Units	—	—	(98,914)
Debt Proceeds	—	16,000	60,000
Term Loan and Senior Subordinated Notes Repayment	(28,000)	(38,000)	—
Dividends	—	(2,324)	—

Net Cash Used in Financing Activities	(41,218)	(64,511)	(75,212)

NET CHANGE IN CASH	$(11,270)	$237	$4,324

CASH AND CASH EQUIVALENTS—Beginning of Year	$27,421	$27,184	$30,920
Effect of Initial Consolidation of Affiliates	—	—	(8,060)
Effect of Deconsolidation of Affiliates	(243)	—	—

Net Change in Cash	(11,270)	237	4,324

CASH AND CASH EQUIVALENTS—End of Year	$15,908	$27,421	$27,184

Supplementary Cash Flow Information:
In-Kind Distribution to Non-Controlling Interests of Equity Securities, at Fair Value	$8,196	$—	$—

Interest Paid:
On Mandatorily Redeemable Units	$—	$—	$14,560

Other	$1,446	$4,036	$982

Income Taxes Paid	$1,867	$3,847	$4,291

See accompanying notes to consolidated financial statements

 PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Capital Units	Shares of Class A Common Stock	Shares of Class B Common Stock	Members' Capital	Class A Common Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Excess of Liabilities Over Assets	Non-Controlling Interests	Total
Balance at December 31, 2006	—	—	—	$—	$—	$—	$—	$(729,966)	$13,399	$(716,567)
Net Loss Prior to Amendment of Operating Agreement on 3/31/2007	—	—	—	—	—	—	—	(88,075)	(49)	(88,124)
Amortization of Deferred Compensation Prior to Amendment of Operating Agreement on 3/31/2007	—	—	—	—	—	—	—	1,901	—	1,901
Capital Contributions Prior to Amendment of Operating Agreement on 3/31/2007	—	—	—	—	—	—	—	—	1,160	1,160
Capital Distributions Prior to Amendment of Operating Agreement on 3/31/2007	—	—	—	—	—	—	—	—	(2,031)	(2,031)
Reclassification of Liabilities to Capital Units	63,778,720	—	—	875,096	—	—	(816,140)	816,140	—	875,096
Net Income Subsequent to Amendment of Operating Agreement on 3/31/2007 and Prior to Initial Public Offering on October 30, 2007	—	—	—	—	—	—	56,589	—	46	56,635
Amortization of Deferred Compensation Subsequent to Amendment of Operating Agreement on 3/31/2007 and Prior to Initial Public Offering on October 30, 2007	—	—	—	851	—	—	—	—	—	851
Capital Contributions Subsequent to Amendment of Operating Agreement on 3/31/2007 and Prior To Initial Public Offering on October 30, 2007	—	—	—	—	—	—	—	—	10,617	10,617
Capital Distributions Subsequent to Amendment of Operating Agreement on 3/31/2007 and Prior To Initial Public Offering on October 30, 2007	—	—	—	—	—	—	—	—	(5,612)	(5,612)
Unit Forfeiture Subsequent to Amendment of Operating Agreement on 3/31/2007 and Prior to Initial Public Offering on October 30, 2007	(7,500)	—	—	—	—	—	—	—	—	—
Option Exercise Subsequent to Amendment of Operating Agreement on 3/31/2007 and Prior to Initial Public Offering on October 30, 2007	266,690	—	—	3,609	—	—	—	—	—	3,609
Distributions to Members Subsequent to Amendment of Operating Agreement on 3/31/2007 and Prior to Initial Public Offering on October 30, 2007	—	—	—	(131,988)	—	—	—	—	—	(131,988)
Initial Public Offering	(64,037,910)	6,111,118	57,937,910	(747,568)	61	(1,740)	759,551	—	—	10,304
Net Income Subsequent to Initial Public Offering	—	—	—	—	—	—	733	—	10,845	11,578
Capital Contributions Subsequent to Initial Public Offering	—	—	—	—	—	—	—	—	306	306
Capital Distributions Subsequent to Initial Public Offering	—	—	—	—	—	—	—	—	(4,863)	(4,863)
Distributions to Members Subsequent to Initial Public Offering on October 30, 2007	—	—	—	—	—	—	—	—	(12,784)	(12,784)
Equity Effect of Operating Company Net Deficit on Non-Controlling Interests	—	—	—	—	—	(303)	—	—	303	—
Effect of Initial Consolidation of PAI, LLC									5,018	5,018
Class A Cash Dividends Declared ($0.11 per share)	—	—	—	—	—	—	(672)	—	—	(672)

Balance at December 31, 2007	—	6,111,118	57,937,910	$—	$61	$(2,043)	$61	$—	$16,355	$14,434

See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.
(Prior to October 30, 2007—Pzena Investment Management, LLC)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Non-Controlling Interests	Total
Balance at December 31, 2007	6,111,118	57,937,910	$61	$(2,043)	$61	$16,355	$14,434
Issuance of Class A Common Stock	75,950	—	—	46	—	459	505
Issuance of Class B Common Stock and Amortization of Non-Cash Compensation	—	37,814	—	431	—	4,037	4,468
Net Income/(Loss)	—	—	—	—	(3,697)	36,095	32,398
Contributions from Non-Controlling Interests	—	—	—	172	—	7,082	7,254
Equity Effect of Operating Company Net Deficit on Non-Controlling Interests	—	—	—	11,143	—	(11,143)	—
Distributions to Non-Controlling Members	—	—	—	—	—	(41,066)	(41,066)
Class A Cash Dividends Paid ($0.27 per share)	—	—	—	—	(1,653)	—	(1,653)

Balance at December 31, 2008	6,187,068	57,975,724	$61	$9,749	$(5,289)	$11,819	$16,340

Unit Conversion	2,445,973	(2,445,973)	25	107	—	(108)	24
Amortization of Non-Cash Compensation	—	51,274	—	337	—	2,218	2,555
Options Exercised	—	78,211	—	—	—	—	—
Net Income	—	—	—	—	3,369	29,326	32,695
Contributions from Non-Controlling Interests	—	—	—	—	—	322	322
Distributions to Non-Controlling Members	—	—	—	(90)	—	(21,736)	(21,826)
Effects of Deconsolidation of Affiliates	—	—	—	—	—	(2,753)	(2,753)

Balance at December 31, 2009	8,633,041	55,659,236	$86	$10,103	$(1,920)	$19,088	$27,357

See accompanying notes to consolidated financial statements

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements

Note 1—Organization

        Pzena Investment Management, Inc. (the "Company") functions as the holding company through which the business of its operating company, Pzena Investment Management, LLC, is conducted. The Company was incorporated in the State of Delaware on May 8, 2007. On May 10, 2007, the Company issued 100 shares of its common stock for $100 to Richard S. Pzena, the sole director of the Company as of that date. On October 30, 2007, the Company consummated an initial public offering of 6,100,000 shares of its Class A common stock, par value $0.01 per share, for net proceeds of approximately $98.9 million, after payment of underwriting discounts and offering expenses. These net proceeds were used to purchase 6,100,000 membership units of Pzena Investment Management, LLC, representing 9.5% of its then outstanding membership units, from its two outside investors and one former employee. Concurrently with the consummation of the Company's initial public offering, the operating agreement of Pzena Investment Management, LLC (the "operating agreement") was amended and restated such that, among other things, the Company became the sole managing member of Pzena Investment Management, LLC. The acquisition of the operating company's membership interests by the Company was treated as a reorganization of entities under common control. Accordingly, the net assets assumed by the Company through the offering have been reported at Pzena Investment Management, LLC's historical cost basis. As a result of these transactions, as of and subsequent to October 30, 2007, (i) the Company has consolidated the financial results of Pzena Investment Management, LLC with its own and reflected the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements, and (ii) the Company recognizes income generated from its economic interest in Pzena Investment Management, LLC's net income. Reported results for the periods prior to October 30, 2007 reflect solely the operations of Pzena Investment Management, LLC.

        Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of December 31, 2009, the Company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

        The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following private investment partnerships as of December 31, 2009:

Entity	Type of Entity (Date of Formation)	Ownership at December 31, 2009
Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	99.9%
Pzena Emerging Markets Country Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%
Pzena Emerging Markets Focused Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%

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

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies

Basis of Presentation:

        The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and related Securities and Exchange Commission ("SEC") rules and regulations. The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the "FASB." The FASB sets GAAP that the Company follows to ensure the Company consistently reports its financial condition, results of operations, and cash flows. Over the years, the FASB and other designated GAAP-setting bodies have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensuses, and America Institute of Certified Public Accountants Statements of Position, among others. The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release, on July 1, 2009, of the FASB Accounting Standards Codification, ("ASC"), sometimes referred to as the Codification. The Codification does not change how the Company accounts for its transactions, or the nature of related disclosures made; however, when referring to guidance issued by the FASB, the Company refers now to topics in the ASC, rather than specific statement numbers. For example, the Company now refers to the accounting literature relevant to its fair value accounting disclosures as the Fair Value Measurement and Disclosures Topic of the FASB ASC. The change was made effective by the FASB for periods ending on or after September 15, 2009. The Company has updated references to GAAP in its notes throughout the consolidated financial statements to reflect the guidance in the Codification.

        The Company's policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest and variable-interest entities where the Company is deemed to be the primary beneficiary ("Consolidated Subsidiaries"). As required by the Consolidation Topic of the FASB ASC, the Company also consolidates non-variable-interest entities in which it acts as the general partner or managing member. All of these entities represent private investment partnerships over which the Company exercises or exercised control. Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company. All significant inter-company transactions and balances have been eliminated.

        The Pzena Global Value service and the Pzena Europe, Australasia, and Far East ("EAFE") Value service (formerly known as International Value service) are limited liability companies whose managing members are or were members of the executive committee of the operating company, or the operating company itself. Until December 31, 2009, neither of these entities were considered variable-interest entities, as the members of the executive committee of the operating company and/or the operating company had substantive interests in the partnerships. Each of these limited liability companies were considered entities "similar" to limited partnerships, and are subject to the guidance of the Consolidation Topic of the FASB ASC. Under each of their respective operating agreements, none of these entities' non-managing members have the ability to remove the managing member under any circumstance, nor do they have any participating rights. As a result, nothing substantive existed to overcome the presumption of control by the managing member, as required by the Consolidation Topic of the FASB ASC. Since the managing members of these entities were either the operating company, or one of the controlling persons of the operating company, their results of operations and financial position had been consolidated through December 31, 2009.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

        Effective December 31, 2009, substantially all of the Company's investments in the Pzena Global Value Service and the Pzena EAFE Value Service, held to satisfy the Company's obligations under its deferred compensation program, were reallocated to the Pzena Large Cap Value Fund. Also effective December 31, 2009, the investments of the operating company's executive committee members in the Pzena Global Value Service and the Pzena EAFE Value Service were transferred to a separately managed account. As neither the Company nor the members of the operating company's executive committee had substantive interests in the partnerships subsequent to the removal of these investments, as of December 31, 2009, these entities were deemed variable-interest entities. The Company is not considered the primary beneficiary of these entities. Correspondingly, the Pzena Global Value Service and the Pzena EAFE Value Service were deconsolidated effective December 31, 2009. The results of operations and financial position of each of these entities were consolidated up until December 30, 2009.

        During the quarter ended December 31, 2008, the decision was made to close the Pzena Large Cap Value Fund II, the Pzena Emerging Markets Value Service, the Pzena Mega Cap Value Fund, and Pzena Value Partners. The results of operations and financial position of each of these entities were consolidated until the dates of their respective liquidations.

        All of the consolidated investment partnerships are, or were, investment companies under the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies. The Company has retained the specialized accounting for these partnerships pursuant to the Consolidation Topic of the FASB ASC. Thus, the Company reports the investment partnerships' investments in equity securities, at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

        The Company records in its own equity its pro-rata share of transactions that impact the operating company's net equity, including equity and option issuances and adjustments to accumulated other comprehensive income. The operating company's pro-rata share of such transactions are recorded as adjustments to additional paid-in capital or non-controlling interests, as applicable, on the consolidated statements of financial position. As discussed further in Note 15, Non-Controlling Interests, the Company did not initially record a non-controlling interest associated with the acquisition of its operating company, as the post-offering net equity of the operating company was less than zero. As required by the Consolidation Topic of the FASB ASC, a non-controlling interest in the equity of the operating company was recorded after the initial deficit that existed at acquisition was extinguished in 2008.

        The Company acts as the investment manager for several variable-interest entities. All of these entities are vehicles through which the Company offers its Global Value and/or its EAFE Value strategies. The Company is not considered the primary beneficiary of any of these entities. Correspondingly, their results of operations and financial condition are not consolidated by the Company. The total net assets of these variable-interest entities was approximately $522.1 million and $446.0 million at December 31, 2009 and 2008, respectively. The Company is not exposed to losses as a result of its involvement with these entities because it has no direct investment in them.

        Investments in private investment partnerships in which the Company has a non-controlling interest and exercises significant influence are accounted for using the equity method. Such investments, if any, are reflected on the consolidated statements of financial condition as investments in

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

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

        Prior to March 31, 2007, the operating company's membership units had features of both debt and equity. As required by the Compensation Topic of the FASB ASC, the distributions associated with compensatory units, and the subsequent incremental increase or decrease in their redemption value, were accounted for as part of compensation and benefits expense on the consolidated statements of operations. Through March 31, 2007, the distributions associated with units issued to founders and those purchased by certain employees, and the subsequent incremental increase or decrease in their redemption value, were accounted for as part of interest on mandatorily redeemable units on the consolidated statements of operations.

        Effective March 31, 2007, the operating company amended its operating agreement to remove all mandatory redemption provisions. As all of its membership units thereafter had only equity characteristics, neither distributions, nor subsequent incremental changes to their value, were charged against income from the effective date of the amendment.

Management's Use of Estimates:

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.

Fair Values of Financial Instruments:

        The carrying amounts of all financial instruments in the consolidated statements of financial condition, including investments in equity securities, approximate their fair value.

Revenue Recognition:

        Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided. Advisory fee income includes management fees that are calculated based on percentages of assets under management ("AUM"), generally billed quarterly, either in arrears or advance, depending on their contractual terms. Advisory fee income also includes incentive fees that may be earned by the Company depending on the investment return of the assets under management. Incentive fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark. The Company's participation percentage in such return differentials is then multiplied by AUM to determine the incentive fees earned. In general, returns are calculated on an annualized basis over the contract's measurement period, which usually extend up to three years. Incentive fees are generally payable annually. Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, such incentive fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved. The Company recognized no such incentive fees for the years ended December 31, 2009 and 2008. For

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

the year ended December 31, 2007, the Company recognized approximately $0.4 million in incentive fee income.

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

Interest on Mandatorily Redeemable Units:

        Until the amendment of its operating agreement on March 31, 2007, the operating company recorded interest on mandatorily redeemable units equal to the distributions made on units issued to founders and those purchased by certain employees outstanding, as well as the incremental increases or decreases in the redemption values of these units. Distributions were generally paid on the operating company's income before non-cash compensation charges. Redemption values were determined based on fair value.

        Prior to March 31, 2007, units issued to founders and those purchased by certain employees were required to be redeemed on the death of a member. Effective March 31, 2007, the operating agreement was amended to eliminate the obligation to redeem units under any circumstance. Since all units issued to founders and those purchased by certain employees thereafter had only equity characteristics, neither distributions, nor subsequent incremental changes to these units' value, were charged against income subsequent to the effective date of the amendment. The $16.6 million charge recorded in 2007 represents the distributions and incremental changes to these units' fair value through March 31, 2007.

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

        Basic earnings per share is computed by dividing the Company's net income or loss attributable to the Company's common stockholders by the weighted average number of shares outstanding during the

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

reporting period. Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding operating company membership units, as well as outstanding operating company options and phantom units, to the extent they would have a dilutive effect on net income per share for the reporting period. Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company's effective tax rate. When this conversion results in an increase in earnings per share or a decrease in loss per share, diluted net income and diluted earnings per share are assumed to be equal to basic net income and basic earnings per share for the reporting period.

        For the years ended December 31, 2009, 2008, and 2007, the Company's diluted net income was determined as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Non-Controlling Interest of Pzena Investment Management, LLC	$25,786	$45,857	$12,481
Less: Assumed Corporate Income Taxes	11,049	19,650	5,449

Assumed After-Tax Income of Pzena Investment Management, LLC	$14,737	$26,207	$7,032

Assumed After-Tax Income of Pzena Investment Management, LLC(1)	$14,737	$—	$7,032
Net Income/(Loss) of Pzena Investment Management, Inc.	3,369	(3,697)	733

Diluted Net Income/(Loss)	$18,106	$(3,697)	$7,765

(1)
As the additional assumed incremental income results in a reduction of a per share loss in 2008, the assumed effects of this conversion are excluded from the calculation of diluted loss per share.

        For the year ended December 31, 2009, 1,620,060 options to purchase operating company units and 961,750 options to purchase shares of the Company's Class A common stock were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for the year. For the year ended December 31, 2008, 57,975,724 operating company units, 3,153,122 options to purchase operating company units, and 153,829 phantom operating company units were excluded from the calculation of diluted net loss per share, as their inclusion would have had a similarly antidilutive effect for the year. For the year ended December 31, 2007, 150,000 options to purchase operating company units were excluded from the calculation of diluted net income per share, as their inclusion would also have had an antidilutive effect.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

        For the years ended December 31, 2009, 2008, and 2007, the Company's basic and diluted earnings per share were determined as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands, except share and per-share amounts)
Net Income/(Loss) for Basic Earnings per Share	$3,369	$(3,697)	$733

Basic Weighted Average Shares Outstanding	8,217,561	6,122,569	6,111,118
Basic Earnings/(Loss) per Share	$0.41	$(0.60)	$0.12

Net Income/(Loss) for Diluted Earnings per Share	$18,106	$(3,697)	$7,765

Basic Weighted Average Shares Outstanding	8,217,561	6,122,569	6,111,118
Dilutive Effect of Operating Company Units(1)	56,006,730	—	57,937,910
Dilutive Effect of Phantom Units(1)	57,245	—	—
Dilutive Effect of Operating Company Options	572,288	—	7,750

Diluted Weighted Average Shares Outstanding	64,853,824	6,122,569	64,056,778

Diluted Earnings/(Loss) per Share	$0.28	$(0.60)	$0.12

(1)
As the additional assumed incremental units resulted in a reduction of a per share loss in 2008, the assumed effects of this conversion have been excluded from the calculation of diluted loss per share.

Cash and Cash Equivalents:

        At December 31, 2009, cash and cash equivalents was $15.9 million, inclusive of $1.5 million held by our consolidated subsidiaries. The Company considers all highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposit and other accounts whose balances, at times, exceed federally insured limits.

        Interest on cash and cash equivalents is recorded as interest income on an accrual basis on the consolidated statements of operations.

Restricted Cash:

        The Company maintains a compensating balance of $1.4 million at December 31, 2009 as collateral for a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company's lease for its New York office space. No compensating balance was required to be maintained for the letter of credit previously issued under the Credit Agreement (the "Credit Agreement"), as further described in Note 11. Such amounts are recorded in restricted cash on the consolidated statements of financial condition.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

Due to/from Broker:

        Due to/from broker consists primarily of cash balances and amounts receivable/payable for unsettled securities transactions held/initiated at the clearing brokers of the Company's consolidated investment partnerships.

Investments in Securities:

        Investments in equity securities represent the securities held by the Company and its consolidated investment partnerships. All such securities are recorded at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

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

        The following table presents these instruments' fair value at December 31, 2009:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$7,951	$—	$—

Total Fair Value	$7,951	$—	$—

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

        The following table presents these instruments' fair value at December 31, 2008:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$14,045	$—	$—
Liabilities:
Interest Rate Swap	—	(628)	—

Total Fair Value	$14,045	$(628)	$—

Securities Valuation:

        Investments in equity securities which are traded on a national securities exchange are carried at fair value based on the last reported sales price on the valuation date. If no reported sales occurred on the valuation date, investments in securities are valued at the bid price. Securities transactions are recorded on the trade date.

        The net realized gain or loss on sales of securities is determined on a specific identification basis and is included in realized and unrealized gain/(loss), net on equity securities and securities sold short in the consolidated statements of operations.

Concentrations of Credit Risk:

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from brokers, and advisory fees receivable. The Company maintains its cash and temporary cash investments in bank deposits and other accounts whose balances, at times, exceed federally insured limits.

        The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions. For the years ended December 31, 2009, 2008, and 2007, approximately 11.1%, 13.9%, and 20.4%, respectively, of the Company's advisory fees were generated from an advisory agreement with one client. At December 31, 2009 and 2008, no allowance for doubtful accounts has been deemed necessary.

Financial Instruments:

        On February 28, 2008, the operating company entered into an interest rate swap agreement to manage its exposure to changes in interest rates associated with the Credit Agreement discussed in Note 11. This interest rate swap was subsequently unwound in conjunction with the termination of the Credit Agreement in September 2009. The counterparty to this agreement was a major financial institution. The Company originally designated the interest rate swap agreement as a cash flow hedge of the Credit Agreement, effective February 28, 2008. As required by the Derivatives and Hedging Topic of the FASB ASC, the Company recorded the cash flow hedge at fair value on the consolidated

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

statement of financial condition. Additionally, the Company's pro-rata share of the changes in the fair value of this agreement was recorded as a component of accumulated other comprehensive income.

        During the quarter ended September 30, 2008, the Company changed the designation of its swap agreement from a cash flow hedge to a trading derivative, as a significant portion of the cash flows associated with the originally forecasted transaction were probable not to occur, due to amortization payments required to be made pursuant to the terms of the Company's amended Credit Agreement. Accordingly, the Company reclassified the cumulative changes in fair value related to this swap from accumulated other comprehensive income to other income/(expense). The Company recorded all subsequent changes to the swap's fair value as a component of other income/(expense). For the years ended December 31, 2009 and 2008, the Company recognized approximately $0.1 million in other income and $0.8 million in other expense, respectively, associated with these adjustments.

        At December 31, 2008, the approximate fair value of the liability associated with the swap agreement was $0.6 million, which was included in other liabilities on the statement of financial condition. Pursuant to the guidance in the Derivatives and Hedging Topic of the FASB ASC adopted this year, it is a requirement to disclose balance sheet and income statement amounts of derivatives, as well as their locations within the financial statements. The following table summarizes the impact of the Company's derivative financial instruments on its results of operations for the years ended December 31, 2009 and 2008:

			Amount of Income/(Expense) Recognized Recognized In Income/(Expense) on Derivative
Derivatives Not Accounted For As Hedging Instruments Under the Derivatives and Hedging Topic of the FASB ASC	Statement of Operations Account
			2009	2008
			(in thousands)
Interest Rate Contracts	Other Income/(Expense	)	$88	$(803)

Total			$88	$(803)

        The following table summarizes the impact of the Company's derivative financial instruments on its financial position as of December 31, 2008:

	Asset Derivatives		Liability Derivatives
Derivatives Not Accounted For As Hedging Instruments Under the Derivatives and Hedging Topic of the FASB ASC	Statement of Financial Condition Account	Fair Value	Statement of Financial Condition Account	Fair Value
	(in thousands)		(in thousands)
Interest Rate Contracts	N/A	$—	Other Liabilities	$628

Total		$—		$628

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

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

Income Taxes:

        The Company is a "C" corporation under the Internal Revenue Code, and thus liable for federal, state, and local taxes on the income derived from its economic interest in its operating company. The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. It has not made a provision for federal or state income taxes because it is the individual responsibility of each of the operating company's members (including the Company) to separately report their proportionate share of the operating company's taxable income or loss. Similarly, the income of the Company's consolidated investment partnerships is not subject to income taxes, as it is allocated to each partnership's individual partners. The operating company has made a provision for New York City Unincorporated Business Tax ("UBT").

        The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized. At December 31, 2009, the Company had a $60.3 million valuation allowance against the deferred tax asset recorded as part of the Company's initial public offering. At December 31, 2008, the Company recorded a $62.7 million valuation allowance against this deferred tax asset. The income tax provision, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities on the consolidated statements of financial condition.

Foreign Currency:

        Investment securities and other assets and liabilities denominated in foreign currencies are remeasured into U.S. dollar amounts at the date of valuation. Purchases and sales of investment securities, and income and expense items denominated in foreign currencies, are remeasured into U.S. dollar amounts on the respective dates of such transactions.

        The Company does not isolate that portion of the results of its operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

securities held. Such fluctuations are included in the realized and unrealized loss, net on equity securities and securities sold short in the consolidated statements of operations.

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

New Accounting Standards

        The Company adopted the following accounting standards during fiscal year 2009:

Non-Controlling Interests

        In December 2007, the FASB issued a new accounting standard which establishes accounting and reporting standards that require non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and, upon a loss of control, the retained ownership interest to be remeasured at fair value, with any gain or loss recognized in earnings. This standard was adopted by the Company on January 1, 2009. The adoption of this standard only impacted the Company's presentation of the consolidated financial statements. Certain prior period amounts have been restated to conform to the current period presentation.

Derivative Instruments

        In March 2008, the FASB issued a new accounting standard designed to improve financial reporting of derivative instruments and hedging activities, by requiring enhanced disclosures to enable investors to better understand their use by the entity and the effects on an entity's financial position and financial performance. Since this standard only affects financial statement disclosure, the impact of its adoption on January 1, 2009 was limited to additional disclosure in the Company's consolidated financial statements.

Accounting for Income Tax Benefits

        In June 2008, the FASB issued a new accounting standard which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of this standard on January 1, 2009 did not have a material impact on the Company's consolidated financial statements.

Fair Value Measurements

        In April 2009, the FASB issued a new accounting standard with additional guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity, and identifying transactions that are not orderly.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value, and define assets and liabilities measured at fair value by major category. As this standard only affects financial statement disclosure, the impact of its adoption on July 1, 2009 was limited to additional disclosure in the Company's consolidated financial statements.

Subsequent Events

        In May 2009, the FASB issued a new accounting standard regarding subsequent events. This new accounting standard introduces new terminology and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. As this standard only affects financial statement disclosure, the impact of its adoption on June 30, 2009 was limited to additional disclosure in the Company's consolidated financial statements.

Recent Accounting Developments

Accounting for Transfer of Financial Assets

        In June 2009, the FASB issued a new standard that eliminates the concept of a qualifying special-purpose entity ("QSPE"), changes the requirements for de-recognizing financial assets, and requires additional disclosures to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in, and exposure to, the risks related to transferred financial assets. The standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The standard is effective for fiscal years beginning after November 15, 2009. The Company believes that the adoption of this standard on January 1, 2010 will not have a material impact on the Company's consolidated financial statements.

Variable-Interest Entities

        In June 2009, the FASB issued a new standard that requires an enterprise to perform a qualitative analysis to determine whether its variable-interests give it a controlling financial interest in a variable-interest entity (VIE). Under the standard, an enterprise has a controlling financial interest when it has: (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise that holds a controlling financial interest in a VIE is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. The standard also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable-interest entity, and additional disclosures about an enterprise's involvement in VIEs, and any significant changes in risk exposure due to that involvement. The standard is effective for fiscal years beginning after November 15, 2009. In November 2009, the FASB issued a proposed standard update, which defers the consolidation criteria requirements of this new standard for assets managers' interests in entities that apply the specialized accounting guidance for investment companies, or that have the attributes of investment companies. As of the January 27, 2010 FASB meeting, the FASB approved the deferral of this standard for certain investment entities. The Company has evaluated its interests in entities and determined that the standard is applicable for the Company's investment in its operating company, but that the Company meets the criteria for deferral

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

provided in this standard for its consolidated funds. The Company believes that the adoption of this standard on January 1, 2010 will not have a material impact on the Company's consolidated financial statements. The Company is monitoring for future guidance updates for its interests in its consolidated subsidiaries.

Consolidation

        In January 2010, the FASB issued a standard update relating to the accounting for decreases in the ownership of a subsidiary. The standard update clarifies that the decrease in ownership guidance applies to the following: (a) a subsidiary or group of assets that is a business, (b) a subsidiary that is a business that is transferred to an equity-method investee or joint venture (c) an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity (including an equity-method investee or joint venture), and (d) a decrease in ownership in a subsidiary that is not a business when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance. Additionally, this standard expands the disclosures required for a business combination achieved in stages and for deconsolidation of a business. This standard update is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and is to be applied retrospectively. The Company believes that the adoption of this standard on January 1, 2010 will not have a material impact on the Company's consolidated financial statements.

Note 3—Property and Equipment

        Property and equipment, net, is comprised of the following:

	As of December 31,
	2009	2008
	(in thousands)
Leasehold Improvements	$2,145	$2,145
Furniture and Fixtures	1,163	1,161
Computer Hardware	948	921
Office Equipment	243	243
Computer Software	201	191

Total	4,700	4,661
Less: Accumulated Depreciation and Amortization	(2,385)	(1,913)

Total	$2,315	$2,748

        Depreciation is included in general and administrative expenses and totaled $0.5 million, $0.5 million, and $0.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 4—Related Party Transactions

        For the years ended December 31, 2009, 2008, and 2007, the Company earned $3.9 million, $6.4 million, and $7.6 million, respectively, in investment advisory fees from unconsolidated entities for which it acts as the investment manager.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 4—Related Party Transactions (Continued)

        At December 31, 2008, the Company had advanced $0.1 million to an international investment company for organization and start-up costs, which are included in receivable from related parties on the consolidated statements of financial condition. At December 31, 2009, the balance related to this advance was $0.1 million. The Company is the sponsor and investment manager of this entity.

        At each of December 31, 2009 and 2008, receivables from related parties included less than $0.1 million of loans to employees. These loans are in the form of forgivable promissory notes, which are amortized through compensation expense pursuant to their terms. For each of the years ended December 31, 2009, 2008, and 2007, approximately $0.1 million, $0.2 million, and $0.2 million, respectively, of such amortization was recognized as compensation and benefits expense.

        Certain qualified employees of the Company have the ability to open individual accounts, or invest in certain of the Company's consolidated investment partnerships, without being assessed advisory fees. Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the Company, but are generally not subject to the same minimum investment levels that are required of outside investors.

        During the year ended December 31, 2008, an unaffiliated shareholder who held more than 10% of the Company's outstanding shares sold shares in transactions deemed to be short-swing sales. Under Section 16(b) of the Securities Exchange Act of 1934, the shareholder was required to disgorge to the Company the $0.2 million in profits realized from these stock sales. The Company recognized these proceeds as a capital contribution from a shareholder, and reflected a corresponding increase to additional paid-in capital in its consolidated statements of changes in equity. Proceeds from these transactions did not affect the Company's consolidated statements of operations.

        As discussed in Note 11, on October 28, 2008, the operating company issued an aggregate of $16.0 million principal amount of Senior Subordinated Notes to entities established by Richard S. Pzena, the Company's Chief Executive Officer, for the benefit of certain of his family members, an entity controlled by a Company Director, and a former employee. On December 31, 2009, the operating company repaid a total of $6.0 million principal amount outstanding of Senior Subordinated Notes held by the entity controlled by the Company Director and the former employee. At December 31, 2009, the remaining principal amount outstanding of Senior Subordinated Notes was $10.0 million, all of which was held by the entities established by Richard S. Pzena.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 5—Investments in Affiliates

        The Company held an investment in, and acted as manager of, an unconsolidated investment partnership which was accounted for under the equity method. Summary financial information related to this entity is as follows:

PAI Hedged Value Fund, LLC For the Year Ended December 31, 2007
(in thousands)
Net Investment Income	$1
Net Realized and Unrealized Loss	(49)

Net Loss	$(48)

Company's Equity in Loss	$(3)

Ownership Percentage	0.0%

        In the fourth quarter of 2007, the decision was made to dissolve the PAI Hedged Value Fund, LLC. This entity was consolidated beginning October 1, 2007, the effective date of the withdrawal of the external joint venture partner, until it was fully liquidated on December 28, 2007.

Note 6—Commitments and Contingencies

        In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants. In certain cases, the Company may have recourse against third parties with respect to these indemnities. The Company maintains insurance policies that may provide coverage against certain claims under these indemnities. The Guarantees Topic of the FASB ASC provides accounting and disclosure requirements for certain guarantees. The Company has had no claims or payments pursuant to these agreements, and it believes the likelihood of a claim being made is remote. Utilizing the methodology in the Guarantees Topic of the FASB ASC, the Company's estimate of the value of such guarantees is de minimis, and, therefore, no accrual has been made in the consolidated financial statements.

        The Company leases office space under a non-cancelable operating lease agreement which expires on October 31, 2015. The Company reflects minimum lease expense on a straight-line basis over the lease term. In early 2007, the Company agreed to lease additional office space at the Company's headquarters at 120 West 45th Street, New York, New York. The Company took possession of this space on March 1, 2007. The new lease is co-terminous with the Company's existing lease.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 6—Commitments and Contingencies (Continued)

        Lease expenses for the years ended December 31, 2009, 2008, and 2007 were $2.0 million, $2.0 million, and $1.8 million, respectively, and are included in general and administrative expense. Future minimum lease payments are as follows:

Year Ending December 31,	Minimum Payments
2010	$1,965
2011	2,074
2012	2,099
2013	2,099
2014	2,099
Thereafter	1,748

Total	$12,084

Note 7—Retirement Plan

        Prior to 2009, the Company maintained a defined contribution pension plan which covered substantially all members and employees. The Company made contributions to the plan at the discretion of management. Under the terms of the plan, all such contributions vested immediately. The expenses associated with this plan for years ended December 31, 2008 and 2007 were $1.3 million and $1.4 million, respectively. These expenses are included in compensation and benefits expense in the consolidated statements of operations.

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

        Compensation and benefits expense to employees and members is comprised of the following:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash Compensation and Other Benefits	$22,057	$20,703	$33,924
Distributions on Compensatory Units	—	—	12,087
Change in Redemption Value of Compensatory Units	—	—	15,969
Acceleration of Vesting of Compensatory Units	—	—	64,968
Other Non-Cash Compensation	2,934	4,952	2,753

Total Compensation and Benefits Expense	$24,991	$25,655	$129,701

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 8—Compensation and Benefits (Continued)

        Distributions on compensatory units included cash distributions paid on, as well as the net increase or decrease in undistributed earnings attributable to, compensatory units.

        As of March 31, 2007, the effective date of the amendment to the operating agreement to eliminate the operating company's obligation to redeem units under any circumstance, the unit-based compensation awards previously categorized as liabilities were reclassified as equity. Further, as of March 31, 2007, the operating company accelerated the vesting of all compensatory units then subject to vesting. Subsequent to this date, distributions on these units have not been considered a component of compensation and benefits expense, and are instead recorded as a direct reduction of the operating company's members' capital.

        For the year ended December 31, 2009, the Company granted 665,750 options to purchase capital units in the operating company pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan (the "Plan"), and 961,750 options to purchase shares of Class A common stock pursuant to the PIM Inc. 2007 Equity Incentive Plan. For the years ended December 31, 2008 and 2007, the operating company granted 2,644,812 and 795,000 options, respectively, to purchase capital units in the operating company. The options granted in 2009, 2008, and 2007 had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance. The Company determined that the total grant-date fair values of the options awarded in 2009, 2008 and 2007 were $5.4 million, $5.0 million, and $2.8 million, respectively, using the Black-Scholes option pricing model. For the years ended December 31, 2009, 2008, and 2007, the Company recognized approximately $2.1 million, $4.2 million, and $2.8 million, respectively, in compensation and benefits expense associated with the amortization of these awards.

        Pursuant to the operating company's Bonus Plan, which became effective January 1, 2007, eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred. Amounts deferred may be credited to an investment account, take the form of phantom Class B units, or be invested in money market funds at the employee's discretion, and vest ratably over four years. At December 31, 2009, 2008, and 2007, approximately $1.6 million, $0.0 million, and $4.4 million, respectively, in such compensation was deferred. For the year ended December 31, 2009 and 2008, the liability associated with deferred compensation investment accounts was approximately $0.4 million and $0.3 million, respectively, and has been included as a component of other liabilities on the consolidated statement of financial condition. For the years ended December 31, 2009 and 2008, the Company recognized approximately $0.7 million and $0.6 million, respectively, in compensation and benefits expense associated with the amortization of all deferred compensation awards.

        As of December 31, 2009, the Company had approximately $5.3 million in unrecorded compensation expense related to phantom operating company units issued pursuant to its deferred compensation plan and option grants and operating company unit grants issued under our equity incentive plans. The Company anticipates that the amortization of these amounts will be approximately $2.6 million for 2010, $2.5 million for 2011, and $0.1 million per year in 2012 and 2013.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 9—Short Term Borrowings

        Simultaneously with the Credit Agreement described below, on July 23, 2007, the operating company obtained a $20.0 million revolving credit facility, expiring on July 23, 2010, in order to finance its short-term working capital needs. This facility carried a commitment fee of 0.2% on any unused amounts, and the operating company's approximately $1.8 million outstanding letter of credit reduced the amounts otherwise available to be used. On February 11, 2008, the operating company entered into Amendment No. 1 to the Credit Agreement, which, among other provisions, lowered the capacity of the revolving credit facility to $5.0 million. On September 19, 2008, the operating company entered into Amendment No. 2 to the Credit Agreement. The amendment reduced the capacity of the revolving credit facility from $5.0 million to $3.0 million and extended its maturity to July 23, 2011. On October 28, 2008, the operating company entered into Amendment No. 3 to its Credit Agreement, which further reduced the capacity of the revolving credit to the value of its outstanding letter of credit, approximately $1.8 million. The Credit Agreement and the related revolving credit facility were terminated in September 2009. No balance was outstanding and no amounts were drawn down against the facility over the course of its existence.

Note 10—Settlement Fee Income

        As part of the Company's settlement agreement and withdrawal from its membership in a limited liability company that is the general partner of an investment partnership, the Company was entitled to certain future payments through 2007, provided that specific revenue goals were achieved by the general partner of the investment partnership. The Company recognized these future payments only when such revenue goals were achieved. The Company recognized $1.0 million in 2007 related to the payments pursuant to the settlement agreement. These settlement fees were recorded in other income at the end of the contractual period and amounts receivable as part of the settlement were included in other receivables. Subsequent to December 31, 2007, the Company was no longer entitled to such payments.

Note 11—Debt

        On July 23, 2007, the operating company entered into a $60.0 million, three-year Credit Agreement, the proceeds of which were used to finance a one-time distribution to its members. Following the repayment by the operating company of the remaining principal amount outstanding in September 2009, this Credit Agreement was terminated. The principal amount borrowed bore interest at a variable rate based, at the Company's option, on (i) the one, two, three, nine or twelve-month LIBOR rate plus 1.00%, or (ii) the higher of the lender's prime rate and the Federal Funds Rate. The principal amount was payable in full at the end of the three-year term, with no penalty for prepayment. Approximately $0.1 million in debt issuance costs were incurred in association with this loan. Such costs were recorded in prepaid expenses and other assets on the consolidated statements of financial condition and were amortized over the term of the loan. The remaining unamortized debt issuance costs of less than $0.1 million were written off upon termination of the Credit Agreement in September 2009.

        On February 11, 2008, the operating company entered into Amendment No. 1 to the Credit Agreement. The agreement, as amended, required the operating company to maintain assets under management of at least $15.0 billion and generate consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, of at least $40.0 million in any consecutive four

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 11—Debt (Continued)

fiscal quarterly periods. Pursuant to the terms of the amended agreement, term loan amortization was required beginning in any period when assets under management were less than $20.0 billion and ending when assets under management was greater than $21.5 billion. Further, a 50% excess cash flow sweep was required if assets under management were below $17.5 billion. Additionally, the LIBOR interest rate option was increased to LIBOR plus 1.50%. For the period from February 11, 2008 through July 23, 2008, the interest rate in effect was 6.91%, which was equal to the twelve-month LIBOR rate in effect at the time of the closing of the agreement of 5.41%, plus 1.50%. During the quarter ended September 30, 2008, the Company's assets under management fell below $20 billion. On June 30, 2008, the Company made a required amortization payment of $3.0 million.

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

        In order to fund the $25.0 million repayment by the operating company, the Company used $9.0 million in cash reserves and the proceeds from the issuance by the operating company of an aggregate of $16.0 million principal amount of Senior Subordinated Notes (collectively, the "Notes") to entities established by Richard S. Pzena, the Company's Chief Executive Officer, for the benefit of

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 11—Debt (Continued)

certain of his family members, to an entity controlled by a Company director, and to a former employee. The issuance of these Notes was approved by the three independent members of the Company's Board of Directors.

        The Notes were issued on October 28, 2008. Each of these Notes is unsecured, has a ten-year maturity and bears interest at 6.30% per annum. The provisions of the Notes included a restricted payments covenant (including dividends), a prohibition on incurring indebtedness which is not subordinated to the Notes, and events of default based on failure to make payments, bankruptcy, change of control and acceleration of material indebtedness. In addition, the Notes were subordinated to the repayment in full of the loans under the Credit Agreement.

        As discussed above, subsequent to Amendments No. 2 and 3 to the Company's Credit Agreement in 2008, the minimum EBITDA and minimum AUM covenants were eliminated. The Company was in compliance with these covenants as of and for all 2008 periods in which they were in effect.

        During the year ended December 31, 2009, the Company repaid the remaining $22.0 million of the principal amount outstanding under the Credit Agreement. Concurrently with the termination of the Credit Agreement, the security interest in the accounts receivable of the operating company and one of its subsidiaries was released in September 2009.

Note 12—Interest Rate Swap

        The Company manages its exposure to changes in market rates of interest. The Company's use of derivative instruments was limited to an interest rate swap used to manage the interest rate exposure related to its Credit Agreement.

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

        During the three months ended September 30, 2008, the Company changed the designation of its swap agreement from a cash flow hedge to a trading derivative, as a significant portion of the cash flows associated with the original forecasted transaction were probable not to occur due to the amortization payments required to be made pursuant to the terms of its amended Credit Agreement. Accordingly, the Company reclassified the cumulative changes in fair value related to this swap from accumulated other comprehensive income to other income/(expense) and recorded the fair value in other liabilities. The Company recorded all subsequent changes to the swap's fair value as a component of other income/(expense). For the years ended December 31, 2009 and 2008, the Company recognized approximately $0.3 million in other income and $0.8 million in other expense, respectively, associated with the change in fair value of the swap agreement.

        Concurrently with the reductions in principal outstanding under the Credit Agreement in 2008, the Company reduced the notional amount of its interest rate swap to $22.0 million. The amounts paid to the counterparty in exchange for these reductions were approximately $0.1 million. During 2009, the

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 12—Interest Rate Swap (Continued)

Company similarly reduced the notional amount of its interest rate swap in tandem with the remaining $22.0 million reductions in principal amounts outstanding under the Credit Agreement. The amount paid to the counterparty in exchange for these reductions was $0.5 million for year ended December 31, 2009.

Note 13—Income Taxes

        The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. Neither it nor the Company's other consolidated subsidiaries has made a provision for federal or state income taxes because it is the individual responsibility of each of these entities' members (including the Company) to separately report their proportionate share of the respective entity's taxable income or loss. The operating company has made a provision for New York City UBT. Subsequent to the offering and reorganization on October 30, 2007, the Company, as a "C" corporation under the Internal Revenue Code, is liable for federal, state and local taxes on the income derived from its economic interest in its operating company, which is net of UBT. Correspondingly, in its consolidated financial statements, the Company reports both the operating company's provision for UBT, as well as its provision for federal, state and local corporate taxes.

        The components of the provision for income taxes are as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current Provision:
Unincorporated Business Taxes	$2,070	$3,114	$5,294
Local Corporate Tax	—	(3)	18
State Corporate Tax	—	(2)	19
Federal Corporate Tax	—	(20)	83

Total Current Provision	$2,070	$3,089	$5,414

Deferred Provision:
Unincorporated Business Taxes	$(221)	$(197)	$(266)
Local Corporate Tax	177	222	90
State Corporate Tax	339	418	77
Federal Corporate Tax	1,164	1,439	295

Total Deferred Provision	$1,459	$1,882	$196

Change in Valuation Allowance	(4,836)	62,709	—

Total Income Tax Provision/(Benefit)	$(1,307)	$67,680	$5,610

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 13—Income Taxes (Continued)

        For the years ended December 31, 2009, 2008, and 2007, the Company's taxable income was determined as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)

Income Before Taxes	$31,388	$100,078	$2,274
Unincorporated Business Taxes	(1,849)	(2,917)	(5,027)
Non-Controlling Interests	(29,326)	(36,095)	20,644
Interest on Mandatorily Redeemable Units	—	—	(16,575)

Income Before Corporate Income Taxes	$213	$61,066	$1,316

        Differences between the provision for corporate income taxes reported for financial reporting purposes, and that computed based upon the application of the statutory U.S. Federal, state, and local tax rates to the reported income/(loss) before income taxes and interest on mandatorily redeemable units for the years ended December 31, 2009, 2008, and 2007, were as follows:

	December 31, 2009		December 31, 2008		December 31, 2007
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(in thousands)		(in thousands)		(in thousands)

Federal Corporate Tax	$72	34.0%	$20,765	34.0%	$448	34.0%
State and Local Corporate Tax, net of Federal Benefit	341	159.9%	422	0.7%	135	10.3%
Increase/(Decrease) in Liability to Selling and Converting Shareholders	1,267	594.6%	(19,108)	(31.3)%	—	—
Change in Valuation Allowance	(4,836)	2269.9%	62,709	102.7%	—	—
Other	—	—	(25)	—	—	—

Provision/(Benefit) for Corporate Income Taxes	$(3,156)	1481.4%	$64,763	106.0%	$583	44.3%

        The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements. It is the Company's policy to recognize accrued interest, and penalties associated with uncertain tax positions, as part of the tax provision. For the years ended December 31, 2009, 2008, and 2007, no such expenses were recognized. As of December 31, 2009 and 2008, no such accruals were recorded.

        The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2006. All tax years subsequent to, and including, 2006 are considered open and subject to examination by tax authorities.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 13—Income Taxes (Continued)

        Prior to October 30, 2007, the operating company was a cash basis taxpayer. As the result of the Company's acquisition of membership units in conjunction with the offering, the operating company was required to become an accrual basis taxpayer. Pursuant to Section 481 of the Internal Revenue Code, the cumulative difference between the two methods of taxpaying are amortizable over four years. These differences generated approximately $0.2 million and $0.4 million in deferred tax liabilities as of December 31, 2009 and 2008, respectively. Such amounts are recorded in other liabilities in the consolidated statements of financial condition.

        The acquisition of the operating company membership units noted above has allowed the Company to make an election under Section 754 of the Internal Revenue Code ("Section 754") to step up its tax basis in the net assets acquired. This step up is deductible for tax purposes over a 15-year period. Based on the net proceeds of the offering and tax basis of the operating company as of October 30, 2007, this election gave rise to a deferred tax asset of approximately $68.7 million.

        Pursuant to a Tax Receivable Agreement signed between the members of the operating company and the Company, 85% of the cash savings generated by this election will be distributed to the selling and converting shareholders upon the realization of this benefit.

        During the year ended December 31, 2008, the Company evaluated the asset associated with this election, after the decline in its AUM resulted in, for the first time, projections below the point at which the Company would generate sufficient full-year taxable income to fully utilize this deferred tax asset. Other negative evidence it reviewed included: (i) the generally uncertain economic environment, which had been reflected in declining stock markets, and had a corresponding impact on the Company's AUM and revenue levels; (ii) the accelerating negative trends affecting the asset management industry in particular; and (iii) the difficulty of projecting AUM in the volatile environment. These factors were moderated by: (i) the Company's ability to control its compensation costs, which is its single largest expense; (ii) management's experience in the asset management industry; and (iii) the ability of the Company to utilize tax losses generated by this asset over a longer time horizon. In conducting its analysis, the Company believed that the inherent difficulty in projecting future income was exacerbated by the economic environment. It correspondingly limited its projections to three years. Over this time period, the Company projected taxable income assuming no AUM growth and modest reductions in its cost structure.

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

        In October 2008, the selling and converting shareholders agreed to waive any payments that the Company would be required to make to them for the 2008 and 2009 tax years pursuant to the Tax Receivable Agreement. For the year ended December 31, 2008, the Company recognized approximately $2.9 million in other income associated with this waiver.

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 13—Income Taxes (Continued)

        As discussed further in Note 17, Shareholders' Equity, below, on March 3, 2009, certain of the operating company's members exchanged an aggregate of 2,445,973 of their Class B units for an equivalent number of shares of Company Class A common stock. The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754. Based on the exchange-date fair value of the Company's common stock and the tax basis of the operating company, this election gave rise to a $2.5 million deferred tax asset and a corresponding $2.2 million liability to selling and converting shareholders under the Tax Receivable Agreement. Using the methodology described above, the Company assessed the realizability of the deferred tax asset associated with this exchange and determined that a portion of its benefits would go unutilized. Consequently, the Company established a $2.4 million valuation allowance to reduce the deferred tax asset to an amount more likely than not to be realized. This deferred tax asset remains available to the Company and can be used to reduce taxable income in future years. The Company similarly reduced the associated liability to selling and converting shareholders by $2.0 million to reflect this change in the estimated realization of the asset. As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

        During the year ended December 31, 2009, the Company's valuation allowance was reduced by approximately $4.8 million, due to revised estimates of future taxable income. To reflect this change in the estimated realization of the asset, the Company correspondingly increased its liability to selling and converting shareholders by $3.7 million for the year ended December 31, 2009. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax provision and other expense, respectively, on the consolidated statements of operations. As of December 31, 2009 and 2008, the net values of all deferred tax assets were approximately $6.8 million and $3.4 million, respectively.

        As of December 31, 2009 and 2008, the net values of the liability to selling and converting shareholders were approximately $5.6 million and $1.8 million, respectively.

        The change in the Company's net deferred tax assets for the year ended December 31, 2009 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)

Balance at December 31, 2008	$65,368	$785	$(62,709)	$3,444
Deferred Tax Expense	(2,893)	1,216	—	(1,677)
Unit Conversion	2,531	—	(2,380)	151
Change in Valuation Allowance	—	—	4,836	4,836

Balance at December 31, 2009	$65,006	$2,001	$(60,253)	$6,754

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 13—Income Taxes (Continued)

        The change in the Company's net deferred tax assets for the year ended December 31, 2008 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)

Balance at December 31, 2007	$68,191	$42	$—	$68,233
Deferred Tax Expense	(2,823)	743	—	(2,080)
Change in Valuation Allowance	—	—	(62,709)	(62,709)

Balance at December 31, 2008	$65,368	$785	$(62,709)	$3,444

Note 14—Investments in Equity Securities, at Fair Value

        Investments in equity securities consisted of the following at December 31, 2009:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)

Equities	$7,321	$630	$7,951

        Investments in equity securities consisted of the following at December 31, 2008:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)

Equities	$24,097	$(10,052)	$14,045

        As of December 31, 2009 and 2008, investments in equity securities, at fair value, included $2.0 million and $1.8 million, respectively, in trading investments set aside to satisfy the Company's obligations under the deferred compensation program of the Bonus Plan.

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

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 15—Non-Controlling Interests (Continued)

        Non-controlling interests in the operations of the Company's operating company and consolidated subsidiaries are comprised of the following:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)

Net Loss of Pzena Investment Management, LLC prior to October 30, 2007	$—	$—	$(31,486)
Non-Controlling Interest of Pzena Investment Management, LLC	25,786	45,857	12,481
Non-Controlling Interest of in Consolidated Subsidiaries	3,540	(9,762)	(1,639)

Non-Controlling Interests	$29,326	$36,095	$(20,644)

Note 16—Members' Equity Interests of Operating Company

        Prior to March 31, 2007, distributions made with respect to compensatory units were classified as compensation and benefits expense. Incremental changes to these units' redemption values subsequent to the grant date were also included as a component of compensation and benefits expense at each reporting period. For the operating company's units issued to founders and those purchased by certain employees, distributions and incremental changes in the net liability associated with these units' redemption values have been recorded as components of interest on mandatorily redeemable units in the consolidated statements of operations for all periods prior to March 31, 2007.

        The operating agreement was amended as of March 31, 2007 to eliminate the operating company's obligation to redeem units under any circumstance. As a result, all units that were categorized as liabilities in the consolidated financial statements were reclassified as equity as of March 31, 2007. Subsequent to this date, distributions paid on unit-based compensation and incremental changes to these units' value are not considered a component of compensation and benefits expense and are instead recorded as a direct reduction of the operating company members' capital. As of March 31, 2007, the operating company accelerated the vesting of all compensatory units then subject to vesting. The one-time charge associated with this acceleration, approximately $65.0 million, was recorded on March 31, 2007.

        Compensation and benefits expense associated with the operating company's compensatory units is comprised of the following:

For the Year Ended December 31, 2007
(in thousands)

Distributions on Compensatory Units	$12,087
Change in Redemption Value of Compensatory Units	15,969
Change from Formula to Fair Value Plan for Compensatory Units	—
Acceleration of Vesting of Compensatory Units	64,968

Total Compensation and Benefits Expense	$93,024

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 16—Members' Equity Interests of Operating Company (Continued)

        For the year ended December 31, 2009, the Company granted 665,750 options to purchase capital units in the operating company pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan, and options to purchase 966,750 shares of Class A common stock pursuant to the PIM Inc. 2007 Equity Incentive Plan. For the years ended December 31, 2008 and 2007, the operating company granted 2,644,812 and 795,000 options, respectively, to purchase capital units. The options had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance. The Company determined that the total grant-date fair value of the options awarded for the years ended December 31, 2009, 2008, and 2007 were $5.4 million, $5.0 million, and $2.8 million, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2009	2008	2007

Weighted-average Time Until Exercise	7 years	7 years	7 years
Volatility	39%	36%	30%
Risk Free Rate	3.18%	2.19%	5.02%
Dividend Yield	1.00%	0.65%	4.41%

        Weighted-average Time Until Exercise—The expected term is based on the Company's historical experience and the particular terms of its option awards.

        Expected Volatility—Based on the lack of sufficient historical data for the Company's own shares, the Company based its expected volatility on a representative peer group that took into account the criteria outlined in the Stock Compensation Topic of the FASB ASC.

        Risk free rate—The risk-free rate for periods within the expected term of the option is based on the interest rate of a traded zero-coupon U.S. Treasury bond with a term equal to the options' expected term on the date of grant.

        Dividend yield—The dividend yield is based on the Company's anticipated dividend payout over the expected term of the option awards.

        On January 1, 2009 and 2008, the operating company granted 30,000 and 13,000, respectively, restricted Class B Units to certain members pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan. Phantom Class B Units, which generally vest ratably over four years, issued by the Company as part of its Bonus Plan are summarized as follows:

	For the Year Ended December 31,
	2009	2008	2007
Beginning Balance	153,829	—	—
Phantom Units Issued	—	89,826	—
Transfers to Phantom Units	—	88,817	—
Vesting of Phantom Units	(51,274)	(24,814)	—

Ending Balance	102,555	153,829	—

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 16—Members' Equity Interests of Operating Company (Continued)

        Exercise prices for stock options outstanding and exercisable as of December 31, 2009 are as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding as of December 31, 2009	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2009	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$4.22 - $5.00	1,998,812	9.0	$4.22	1,998,812	9.0	$4.22
$5.00 - $10.00	1,627,500	10.0	8.00	542,500	10.0	8.00
$10.00 - $15.00	804,310	7.6	12.35	469,810	7.2	13.02
$15.00 - $18.00	150,000	7.8	18.00	150,000	7.8	18.00

$4.22 - $18.00	4,580,622	9.1	$7.44	3,161,122	8.8	$6.83

        The following is a summary of the option activity for the three years ended December 31, 2009:

	Options Outstanding	Weighted Average Exercise Price
Balance, at December 31, 2006	—	—
Options Granted	795,000	$14.37
Options Cancelled	(20,000)	(13.53)
Options Exercised	(266,690)	(13.53)

Balance, at December 31, 2007	508,310	14.85
Options Granted	2,644,812	5.43
Options Cancelled	—	—
Options Exercised	—	—

Balance, at December 31, 2008	3,153,122	6.95
Options Granted	1,627,500	8.00
Options Cancelled	—	—
Options Exercised	(200,000)	4.22

Balance, at December 31, 2009	4,580,622	$7.44

        The weighted-average grant date fair values of the options issued in 2009, 2008, and 2007 were $3.29, $1.91 and $3.52, respectively, per option. The 200,000 options to acquire Class B units that were exercised in 2009 resulted in 78,211 net Class B units issued, as a result of the redemption of 121,789 Class B units for the cashless exercise of the options.

        Based on the closing market price of our Class A common stock on December 31, 2009, the aggregate intrinsic value of our stock options was as follows:

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 16—Members' Equity Interests of Operating Company (Continued)

	Options Outstanding	Options Exercisable
	(in thousands)
Aggregate Intrinsic Value	$8,063	$7,911

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

        On October 30, 2007, the Company consummated an initial public offering of 6,100,000 shares of its Class A common stock, par value $0.01 per share, for net proceeds of approximately $98.9 million, after payment of underwriting discounts and estimated offering expenses. These net proceeds were used to purchase 6,100,000 membership units of the operating company, representing 9.5% of its then outstanding membership units, from its two outside investors and one former employee. Concurrently with the consummation of the Company's initial public offering, the operating agreement of the operating company was amended and restated such that, among other things, (i) the Company became the sole managing member of the operating company, (ii) the 6,100,000 membership units of the operating company that the Company acquired were reclassified as Class A units of the operating company, (iii) an additional 11,118 Class A units were issued to the Company in respect of its issuance of 11,112 shares of Class A common stock to certain directors of the Company on October 30, 2007, and contribution of the $100 initial investment the Company received in exchange for issuance of six shares of Class A common stock on May 10, 2007, and (iv) the holders of the remaining 90.5% of the

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 17—Shareholders' Equity (Continued)

outstanding membership units of the operating company were reclassified as Class B units of the operating company. Class A and Class B units of the operating company have the same economic rights per unit. Accordingly, immediately following the consummation of the offering and reorganization, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.5% and 90.5%, respectively, of the economic interests in the operations of the business. As of December 31, 2009, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interests in the operations of the business. As of December 31, 2008, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 9.6% and 90.4%, respectively, of the economic interests in the operations of the business.

        For each membership unit of the operating company that was reclassified as a Class B unit in the reorganization, the Company issued the holder one share of its Class B common stock, par value $0.000001 per share, in exchange for the payment of this par value. Each share of the Company's Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of the Company's common stock outstanding. From this time and thereafter, each share of the Company's Class B common stock entitles its holder to one vote. When a Class B unit is exchanged for a share of the Company's Class A common stock or forfeited, a corresponding share of the Company's Class B common stock will automatically be redeemed and cancelled. Conversely, to the extent that the Company causes Pzena Investment Management, LLC to issue additional Class B units to employees pursuant to its equity incentive plan, these additional holders of Class B units would be entitled to receive a corresponding number of shares of the Company's Class B common stock (including if the Class B units awarded are subject to vesting).

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

        The acquisition of the operating company's membership interests by the Company during 2007 was treated as a reorganization of entities under common control as required by the Business Combinations Topic of the FASB ASC. Accordingly, the net assets assumed by the Company through the offering have been reported at the operating company's historical cost basis. As a result of these transactions, as of and subsequent to October 30, 2007, (i) the Company has consolidated the financial results of the operating company with its own and reflected the membership interest in it that it does not own as a

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 17—Shareholders' Equity (Continued)

non-controlling interest in its consolidated financial statements, and (ii) the Company's income will be generated by its economic interest in the operating company's net income

        This acquisition of membership units in the operating company has allowed the Company to make an election to step up its tax basis in the net assets acquired. This step up is deductible for tax purposes over a 15-year period. Pursuant to a tax receivable agreement between the Company and the operating company, 85% of the benefits of this election, less amounts waived, will be returned to the selling and converting unitholders of the operating company as they are realized.

        On February 17, 2009, the Company's Form S-3 registration statement, filed in order to register the Company's issuance to Class B unitholders the total number of shares of Class A common stock issuable upon exchange of all Class B units outstanding immediately after the consummation of the operating company's reorganization, was declared effective.

        The assets and liabilities assumed in the offering and reorganization were recorded at October 30, 2007 as follows (in thousands):

Pzena Investment Management, LLC Member's Capital	$747,568
Pzena Investment Management, LLC Retained Deficit	(759,551)
Deferred Tax Asset	68,695
Tax receivable Liability to Selling Unithoders	(58,391)

Total	$(1,679)

Common Stock, at Par	$61
Additional Paid-in Capital	(1,740)

Total	$(1,679)

        On March 3, 2009, certain of the operating company's members exchanged an aggregate of 2,445,973 of their Class B units for an equivalent number of shares of Company Class A common stock. The acquisition of additional operating company membership interests was similarly treated as a reorganization of entities under common control as required by the Business Combinations Topic of the FASB ASC.

        The incremental assets and liabilities assumed in the exchange were recorded on March 3, 2009 as follows (in thousands):

Pzena Investment Management, LLC Member's Capital	$33,788
Pzena Investment Management, LLC Retained Deficit	(33,679)
Realizable Deferred Tax Asset	152
Net Tax Receivable Liability to Converting Unitholders	(129)

Total	$132

Common Stock, at Par	$25
Additional Paid-in Capital	107

Total	$132

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 17—Shareholders' Equity (Continued)

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

Note 18—Pro Forma Financial Information (unaudited)

        The following unaudited pro forma results of operations have been prepared assuming that the initial public offering and associated restructuring occurred on January 1, 2007. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had these transactions been completed on these dates and does not purport to indicate results of operations as of any future date or any future period.

For the Year Ended December 31, 2007
(in thousands, except per share amounts) (unaudited)
Revenue	$147,149
Operating Expenses	45,900

Operating Income	101,249
Other Income	(4,309)
Provision for Income Taxes	9,029
Minority and Non-Controlling Interests	82,976

Net Income	$4,935

Basic and Diluted Earnings per Share	$0.81

Pzena Investment Management, Inc.
(Prior to October 30, 2007, Pzena Investment Management, LLC)
Notes to Consolidated Financial Statements (Continued)

Note 19—Quarterly Results of Operations (unaudited)

        Unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 are summarized below:

	For the Quarter Ended
	2009
	December 31	September 30	June 30	March 31
	(in thousands, except per share amounts)
	(unaudited)
Total Revenue	$18,323	$16,813	$14,232	$13,671

Operating Income	9,656	8,677	6,276	5,178

Net Income	$634	$1,432	$821	$482

Basic Earnings Per Share	$0.07	$0.17	$0.10	$0.07
Diluted Earnings Per Share	$0.07	$0.09	$0.07	$0.04

	For the Quarter Ended
	2008
	December 31	September 30	June 30	March 31
	(in thousands, except per share amounts)
	(unaudited)
Total Revenue	$18,015	$25,072	$28,305	$30,012

Operating Income	15,098	14,286	16,991	18,018

Net Income/(Loss)	$3,413	$(8,710)	$780	$820

Basic Earnings/(Loss) Per Share	$0.56	$(1.42)	$0.13	$0.13
Diluted Earnings/(Loss) Per Share	$0.13	$(1.42)	$0.13	$0.13

Note 20—Subsequent Events

        As required by the Subsequent Events Topic of the FASB ASC, the Company evaluated subsequent events through the issuance date of its financial statements.

 SHAREHOLDER INFORMATION

Board of Directors

Richard S. Pzena, Chairman, Chief Executive Officer and Co-Chief Investment Officer of Pzena Investment Management, Inc.

Steven M. Galbraith, Partner, Maverick Capital

Joel M. Greenblatt, Managing Partner of Gotham Capital and Gotham Asset Management

Richard P. Meyerowich, Former external consultant and former Senior Partner of Deloitte & Touche LLP

Ronald W. Tysoe, Former Vice Chairman of Federated Department Stores, Inc. (now Macy's, Inc.)

Executive Officers

Richard S. Pzena, Chief Executive Officer and Co-Chief Investment Officer

John P. Goetz, President, Co-Chief Investment Officer

William L. Lipsey, President, Marketing and Client Service

Gregory S. Martin, Chief Financial Officer

Corporate Headquarters

120 West 45th Street, 20th Floor
New York, N.Y. 10036
(212) 355-1600

Investor Relations

Inquiries should be directed to:

Lawrence Kohn
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
Brooklyn, N.Y. 11230
(800) 937-5449
 www.amstock.com

Independent Registered Public Accounting Firm

Ernst & Young LLP
5 Times Square
New York, N.Y. 10036

Website Access to the Company's Reports

        The Company's website can be found at www.pzena.com. Our annual reports on Form 10-K, including financial statements and financial statement schedules, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website under "Investor Relations—SEC Filings" as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

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