Form 10-Q
period 2010-03-31
Pzena Investment Management, Inc.
filed 2010-05-07
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

As of May 7, 2010, there were 9,367,659 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of May 7, 2010, there were 54,960,918 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.

FORM 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements.  Forward-looking statements provide our current expectations, or forecasts, of future events.  Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions, and other statements that are not historical facts.  Words or phrases such as “anticipate,” “believe,” “continue,” “ongoing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.  Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  We undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Quarterly Report on Form 10-Q.

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

•      our potential operating performance, achievements, efficiency, and cost reduction efforts;

•      our expected tax rate;

•      changes in interest rates;

•                  our expectation with respect to the economy, capital markets, the market for asset management services, and other industry trends; and

•      the impact of future legislation and regulation, and changes in existing legislation and regulation, on our business.

The reports that we file with the SEC, accessible on the SEC’s website at www.sec.gov, identify additional factors that can affect forward-looking statements.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	March 31,	December 31,
	2010	2009
	(unaudited)

ASSETS
Cash and Cash Equivalents	$19,661	$15,908
Restricted Cash	1,411	1,407
Due from Broker	16	116
Advisory Fees Receivable	13,454	13,378
Investments in Equity Securities, at Fair Value	8,701	7,951
Receivable from Related Parties	67	149
Other Receivables	96	36
Prepaid Expenses and Other Assets	619	504
Deferred Tax Asset, Net of Valuation Allowance of $62,172 and $60,252, respectively	7,858	6,754
Property and Equipment, Net of Accumulated Depreciation of $2,492 and $2,385, respectively	2,214	2,315
TOTAL ASSETS	$54,097	$48,518

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$5,265	$3,644
Due to Broker	7	731
Senior Subordinated Notes	7,500	10,000
Liability to Selling and Converting Shareholders	7,001	5,642
Other Liabilities	949	1,143
TOTAL LIABILITIES	20,722	21,160

Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 9,367,659 and 8,633,041 Shares Issued and Outstanding in 2010 and 2009, respectively)	93	86
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 54,931,418 and 55,659,236 Shares Issued and Outstanding in 2010 and 2009, respectively)	—	—
Additional Paid-In Capital	10,559	10,104
Accumulated Deficit	(936)	(1,920)
Total Pzena Investment Management, Inc.’s Equity	9,716	8,270
Non-Controlling Interests	23,659	19,088
TOTAL EQUITY	33,375	27,358
TOTAL LIABILITIES AND EQUITY	$54,097	$48,518

 See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months
	Ended March 31,
	2010	2009

REVENUE	$19,150	$13,671

EXPENSES
Compensation and Benefits Expense	7,388	6,040
General and Administrative Expenses	1,921	2,453
TOTAL OPERATING EXPENSES	9,309	8,493
Operating Income	9,841	5,178

OTHER INCOME/(EXPENSE)
Interest and Dividend Income	73	120
Interest Expense	(155)	(450)
Realized and Unrealized Gain/(Loss), Net on Equity Securities	464	(1,820)
Other Expense	(1,047)	(580)
Total Other Expense	(665)	(2,730)
Income Before Income Taxes	9,176	2,448
Income Tax Benefit	(99)	(274)
Consolidated Net Income	9,275	2,722
Less: Net Income Attributable to Non-Controlling Interests	8,291	2,240
Net Income Attributable to Pzena Investment Management, Inc.	$984	$482

Earnings per Share - Basic and Diluted Attributable to Pzena Investment Management, Inc. Common Stockholders:
Net Income for Basic Earnings per Share	$984	$482
Basic Earnings per Share	$0.11	$0.07
Basic Weighted Average Shares Outstanding	8,633,041	6,948,037

Net Income for Diluted Earnings per Share	$5,722	$2,776
Diluted Earnings per Share	$0.09	$0.04
Diluted Weighted Average Shares Outstanding	65,005,989	64,192,792

 See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months
	Ended March 31,
	2010	2009

OPERATING ACTIVITIES
Consolidated Net Income	$9,275	$2,722
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Cash Provided by Operating Activities:
Depreciation	107	121
Non-Cash Compensation	842	251
Director Share Grant	13	280
Realized and Unrealized (Gain)/Loss, Net on Equity Securities	(464)	1,820
Increase in Liability to Selling and Converting Shareholders	1,026	602
Deferred Income Taxes	(771)	(667)

Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(76)	3,290
Due from Broker	100	4
Restricted Cash	(4)	—
Prepaid Expenses and Other Assets	(133)	(147)
Due to Broker	(724)	(6)
Accounts Payable, Accrued Expenses, and Other Liabilities	1,293	727
Purchases of Equity Securities	(1,153)	(2,572)
Proceeds from Sale of Equity Securities	866	3,431
Net Cash Provided by Operating Activities	10,197	9,856

INVESTING ACTIVITIES
Receivable from Related Parties	40	2
Purchases of Property and Equipment	(7)	—
Net Cash Provided by Investing Activities	33	2

FINANCING ACTIVITIES
Distributions to Non-Controlling Interests	(3,976)	(2,574)
Retirement of B Units	(2)	—
Term Loan and Senior Subordinated Notes Repayment	(2,500)	(8,000)
Net Cash Used in Financing Activities	(6,478)	(10,574)

NET CHANGE IN CASH	$3,752	$(716)

CASH AND CASH EQUIVALENTS - Beginning of Period	$15,908	$27,421
Net Change in Cash	3,752	(716)
CASH AND CASH EQUIVALENTS - End of Period	$19,660	$26,705

Supplementary Cash Flow Information:
Interest Paid	$155	$467
Income Taxes Paid	$823	$619

 See accompanying notes to consolidated financial statements

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Non-Controlling Interests	Total

Balance at December 31, 2009	8,633,041	55,659,236	$86	$10,104	$(1,920)	$19,088	$27,358
Unit Conversion	734,618	(734,618)	7	368	—	(318)	57
Retirement of Class B Units	—	(700)	—	—	—	(2)	(2)
Directors’ Shares	—	—	—	—	—	13	13
Amortization of Non-Cash Compensation	—	7,500	—	87	—	563	650
Net Income	—	—	—	—	984	8,291	9,275
Capital Distribution	—	—	—	—	—	(3,976)	(3,976)
Balance at March 31, 2010	9,367,659	54,931,418	$93	$10,559	$(936)	$23,659	$33,375

See accompanying notes to consolidated financial statements

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements

Note 1—Organization

Pzena Investment Management, Inc. (the “Company”) functions as the holding company through which the business of its operating company, Pzena Investment Management, LLC, is conducted.  The Company was incorporated in the State of Delaware on May 8, 2007.  On October 30, 2007, the Company consummated an initial public offering.  Concurrently with the consummation of the Company’s initial public offering, the operating agreement of Pzena Investment Management, LLC (the “operating agreement”) was amended and restated such that, among other things, the Company became the sole managing member of Pzena Investment Management, LLC.  The acquisition of the operating company’s membership interests by the Company was treated as a reorganization of entities under common control.  As a result of these transactions, as of and subsequent to October 30, 2007, (i) the Company has consolidated the financial results of Pzena Investment Management, LLC with its own and reflected the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements, and (ii) the Company recognizes income generated from its economic interest in Pzena Investment Management, LLC’s net income.

Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of March 31, 2010, the Company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following private investment partnerships as of March 31, 2010:

		Ownership at
Entity	Type of Entity (Date of Formation)	March 31, 2010
Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	99.9%
Pzena Emerging Markets Country Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%
Pzena Emerging Markets Focused Value Service	Delaware Limited Liability Company (12/28/2007)	99.9%

Note 2—Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations.  The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest and variable-interest entities where the Company is deemed to be the primary beneficiary (“consolidated subsidiaries”).  As required by the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company also consolidates non-variable-interest entities in which it acts as the general partner or managing member.  All of these entities represent private investment partnerships over which the Company exercises or exercised control.  Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company.  All significant inter-company transactions and balances have been eliminated.

The Pzena Global Value Service and the Pzena Europe, Australasia, and Far East (“EAFE”) Value Service (formerly known as the International Value Service) are limited liability companies whose managing members are or were members of the executive committee of the operating company, or the operating company itself.  Until December 31, 2009, neither of these entities were considered variable-interest entities, as the members of the executive committee of the operating company and/or the operating company had substantive interests in the partnerships.  Each of these limited liability companies were considered entities “similar” to limited partnerships, and are subject to the guidance of the Consolidation Topic of the FASB ASC.  Under each of their respective operating agreements, none of these entities’ non-managing members have the ability to remove the managing member under any circumstance, nor do they have any participating rights.  As a result, nothing substantive existed to overcome the presumption of control by the managing member, as required by the Consolidation Topic of the FASB ASC.  Since the managing members of these entities were either the operating company, or one of the controlling persons of the operating company, their results of operations and financial position had been consolidated through December 30, 2009.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

Effective December 31, 2009, substantially all of the Company’s investments in the Pzena Global Value Service and the Pzena EAFE Value Service, held to satisfy the Company’s obligations under its deferred compensation program, were reallocated to the Pzena Large Cap Value Fund.  Also effective December 31, 2009, the investments of the operating company’s executive committee members in the Pzena Global Value Service and the Pzena EAFE Value Service were transferred to a separately-managed account.  As neither the Company nor the members of the operating company’s executive committee had substantive interests in the partnerships subsequent to the removal of these investments, as of December 31, 2009, these entities were deemed variable-interest entities.  The Company is not considered the primary beneficiary of these entities.  Correspondingly, the Pzena Global Value Service and the Pzena EAFE Value Service were deconsolidated effective December 31, 2009.  The results of operations and financial position of each of these entities were consolidated up until December 30, 2009.

All of the consolidated investment partnerships are, or were, investment companies under the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies.  The Company has retained the specialized accounting for these partnerships pursuant to the Consolidation Topic of the FASB ASC.  Thus, the Company reports the investment partnerships’ investments in equity securities at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

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

The Company acts as the investment manager for several variable-interest entities.  All of these entities are vehicles through which the Company offers its Global Value and/or its EAFE Value Strategies.  The Company is not considered the primary beneficiary of any of these entities.  Correspondingly, their results of operations and financial condition are not consolidated by the Company.  The total net assets of these variable-interest entities was approximately $547.5 million and $522.1 million at March 31, 2010 and December 31, 2009, respectively.  The Company is not exposed to losses as a result of its involvement with these entities because it has no direct investment in them.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms.  Advisory fee income also includes incentive fees that may be earned by the Company depending on the investment return of the AUM.  Incentive fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the incentive fees earned.  In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends up to three years.  Incentive fees are generally payable annually.  Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, such incentive fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

Earnings per Share:

Basic earnings per share is computed by dividing the Company’s net income or loss attributable to the Company’s common stockholders by the weighted average number of shares outstanding during the reporting period.  Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding operating company Class B units, outstanding operating company phantom Class B units, and outstanding options granted under the Pzena Investment Management, LLC 2006 Equity Incentive Plan (the “2006 Plan”) and the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (the “2007 Plan”), to the extent they would have a dilutive effect on net income per share for the reporting period.  Net income for diluted earnings per share generally assumes all operating company Class B units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate.

For the three months ended March 31, 2010 and 2009, the Company’s diluted net income was determined as follows:

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)

Non-Controlling Interests of Pzena Investment Management, LLC	$8,291	$3,566
Less: Assumed Corporate Income Taxes	3,553	1,272
Assumed After-Tax Income of Pzena Investment Management, LLC	$4,738	$2,294

Assumed After-Tax Income of Pzena Investment Management, LLC	$4,738	$2,294
Net Income of Pzena Investment Management, Inc.	984	482
Diluted Net Income	$5,722	$2,776

For the three months ended March 31, 2010, 1,620,060 options to purchase operating company units, 961,750 options to purchase Class A common stock, and 84,916 phantom operating company units were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for the period.  For the three months ended March 31, 2009, 3,153,122 options to purchase operating company units, and 153,829 phantom operating company units were excluded from the calculation of diluted net income per share, as their inclusion would have had a similarly antidilutive effect for the period.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

For the three months ended March 31, 2010 and 2009, the Company’s basic and diluted earnings per share were determined as follows:

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands, except share and
	per-share amounts)

Net Income for Basic Earnings per Share	$984	$482
Basic Weighted Average Shares Outstanding	8,633,041	6,948,037
Basic Earnings per Share	$0.11	$0.07

Net Income for Diluted Earnings per Share	$5,722	$2,776
Dilutive Effect of Operating Company Class B Units	55,696,236	57,244,755
Dilutive Effect of Phantom Units	17,022	—
Dilutive Effect of Options	659,690	—
Diluted Weighted Average Shares Outstanding	65,005,989	64,192,792
Diluted Earnings per Share	$0.09	$0.04

Cash and Cash Equivalents:

At March 31, 2010, cash and cash equivalents was $19.7 million, inclusive of $0.2 million held by the Company’s consolidated subsidiaries.  The Company considers all highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposit and other accounts whose balances, at times, exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis on the consolidated statements of operations.

Restricted Cash:

The Company maintains a compensating balance of $1.4 million at March 31, 2010 as collateral for a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its New York office space.  Such amounts are recorded in restricted cash on the consolidated statements of financial condition.

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

The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  The Fair Value Measurements and Disclosures Topic of the FASB ASC also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability.  Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The valuation hierarchy contains three levels: (i) valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets (Level 1); (ii) valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured (Level 2); and (iii) valuation inputs are unobservable and significant to the fair value measurement (Level 3).  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and define assets and liabilities measured at fair value by major class.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

The Company’s fair value measurements relate to its investments in equity securities, which are primarily exchange-traded securities with quoted prices in active markets.  The fair value measurements of the securities have been classified as Level 1.

The following table presents these instruments’ fair value at March 31, 2010:

	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Equity Securities	$8,701	$—	$—

Total Fair Value	$8,701	$—	$—

The following table presents these instruments’ fair value at December 31, 2009:

	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Equity Securities	$7,951	$—	$—

Total Fair Value	$7,951	$—	$—

Securities Valuation:

Investments in equity securities which are traded on a national securities exchange are carried at fair value based on the last reported sales price on the valuation date.  If no reported sales occurred on the valuation date, investments in securities are valued at the bid price.  Securities transactions are recorded on the trade date.

The net realized gain or loss on sales of securities is determined on a specific identification basis and is included in realized and unrealized gain/(loss), net on equity securities in the consolidated statements of operations.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from brokers, and advisory fees receivable.  The Company maintains its cash and temporary cash investments in bank deposits and other accounts whose balances, at times, exceed federally insured limits.

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.  For the three months ended March 31, 2010 and 2009, approximately 9.6% and 12.2%, respectively, of the Company’s advisory fees were generated from an advisory agreement with one client.  At March 31, 2010 and December 31, 2009, no allowance for doubtful accounts has been deemed necessary.

Financial Instruments:

On February 28, 2008, the operating company entered into an interest rate swap agreement, as discussed further in Note 9.  This interest rate swap was subsequently unwound in conjunction with the termination of the credit agreement in September 2009.  The counterparty to this agreement was a major financial institution.  The Company’s swap agreement was designated as a trading derivative and the fair value was recorded in other liabilities, with changes to the swap’s fair value recognized as a component of other income/(expense).  For the three months ended March 31, 2009, the Company recognized less than $0.1 million in other income related to such changes.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (continued)

Pursuant to the guidance in the Derivatives and Hedging Topic of the FASB ASC, it is a requirement to disclose balance sheet and income statement amounts of derivatives, as well as their locations within the financial statements.  The following table summarizes the impact of the Company’s derivative financial instruments on its results of operations for the three months ended March 31, 2009:

Derivatives Not Accounted For As Hedging Instruments Under the Derivatives and Hedging Topic of the FASB ASC	Statement of Operations Account	Amount of Income Recognized in Income of Derivative
		(in thousands)

Interest Rate Contracts	Other Income	$25
Total		$25

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

Income Taxes:

The Company is a “C” corporation under the Internal Revenue Code, and thus liable for federal, state, and local taxes on the income derived from its economic interest in its operating company.  The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  It has not made a provision for federal or state income taxes because it is the individual responsibility of each of the operating company’s members (including the Company) to separately report their proportionate share of the operating company’s taxable income or loss.  Similarly, the income of the Company’s consolidated investment partnerships is not subject to income taxes, since it is allocated to each partnership’s individual partners.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”).

The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At March 31, 2010, the Company had a $62.2 million valuation allowance against the deferred tax asset recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock.  At December 31, 2009, the Company had a $60.3 million valuation allowance against this deferred tax asset.  The income tax provision, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.  The Company records its deferred tax liabilities as a component of other liabilities on the consolidated statements of financial condition.

Foreign Currency:

Investment securities and other assets and liabilities denominated in foreign currencies are remeasured into U.S. dollar amounts at the date of valuation.  Purchases and sales of investment securities, and income and expense items denominated in foreign currencies, are remeasured into U.S. dollar amounts on the respective dates of such transactions.

The Company does not isolate that portion of the results of its operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held.  Such fluctuations are included in the realized and unrealized gain/(loss), net on equity securities in the consolidated statements of operations.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued a new standard that requires an enterprise to perform a qualitative analysis to determine whether its variable-interests give it a controlling financial interest in a variable interest entity (VIE).  Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  An enterprise that holds a controlling financial interest in a VIE is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  The standard also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable-interest entity, and additional disclosures about an enterprise’s involvement in VIEs, and any significant changes in risk exposure due to that involvement.  The standard is effective for fiscal years beginning after November 15, 2009.  In November 2009, the FASB issued a proposed standard update, which defers the consolidation criteria requirements of this new standard for assets managers’ interests in entities that apply the specialized accounting guidance for investment companies, or that have the attributes of investment companies.  As of the January 27, 2010 FASB meeting, the FASB decided to make official the deferral of this standard for certain investment entities.  The Company has evaluated its interests in entities and determined that the standard is applicable for the Company’s investment in its operating company, but that the Company meets the criteria for deferral provided in this standard for its consolidated funds.  The Company adopted the updated guidance on January 1, 2010, and it had no impact on the Company’s consolidated financial statements.  The Company is monitoring for future guidance updates for its interests in its consolidated subsidiaries.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), which amends the use of fair value measures and the related disclosures.  ASU 2010-06 requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements.  The Company adopted ASU 2010-06 during the three months ended March 31, 2010, and its adoption had no significant impact on the Company’s consolidated financial statements.

Note 3—Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	March 31,	December 31,
	2010	2009
	(in thousands)

Leasehold Improvements	$2,145	$2,145
Furniture and Fixtures	1,162	1,163
Computer Hardware	944	948
Office Equipment	243	243
Computer Software	212	201
Total	4,706	4,700
Less: Accumulated Depreciation and Amortization	(2,492)	(2,385)
Total	$2,214	$2,315

Depreciation is included in general and administrative expenses and totaled $0.1 million for each of the three months ended March 31, 2010 and 2009.

Note 4—Related Party Transactions

For the three months ended March 31, 2010 and 2009, the Company earned $1.4 million and $0.9 million, respectively, in investment advisory fees from unconsolidated entities for which it acts as the investment manager.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 4—Related Party Transactions (continued)

At both March 31, 2010 and December 31, 2009, the Company had $0.1 million remaining of an advance to an international investment company for organization and start-up costs, which is included in receivable from related parties on the consolidated statements of financial condition.  The Company is the sponsor and investment manager of this entity.

At December 31, 2009, receivables from related parties included less than $0.1 million of loans to employees.  No such loans existed at March 31, 2010.  These loans were in the form of forgivable promissory notes, which were amortized through compensation expense pursuant to their terms.  For each of the three months ended March 31, 2010 and 2009, less than $0.1 million of such amortization was recognized as compensation and benefits expense.

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

On October 28, 2008, the Company issued an aggregate of $16.0 million principal amount of Senior Subordinated Notes to entities established by Richard S. Pzena, the Company’s Chief Executive Officer, for the benefit of certain of his family members, an entity controlled by a Company Director, and a former employee.  On December 31, 2009, the Company repaid a total of $6.0 million principal amount outstanding of Senior Subordinated Notes to the entity controlled by the Company Director and a former employee.  On March 31, 2010, the Company repaid a total of $2.5 million principal amount outstanding of the Senior Subordinated Notes pro-rata to the entities established by Richard S. Pzena.  At March 31, 2010, the remaining principal amount outstanding of the Senior Subordinated Notes was $7.5 million, all of which was held by the entities established by Richard S. Pzena.

Note 5—Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants.  In certain cases, the Company may have recourse against third parties with respect to these indemnities.  The Company maintains insurance policies that may provide coverage against certain claims under these indemnities.  The Guarantees Topic of the FASB ASC provides accounting and disclosure requirements for certain guarantees.  The Company has had no claims or payments pursuant to these agreements, and it believes the likelihood of a claim being made is remote.  Utilizing the methodology in the Guarantees Topic of the FASB ASC, the Company’s estimate of the value of such guarantees is de minimis; therefore, no accrual has been made in the consolidated financial statements.

The Company leases office space under a non-cancelable operating lease agreement which expires on October 31, 2015.  The Company reflects minimum lease expense on a straight-line basis over the lease term.  Lease expenses totaled $0.5 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively, and are included in general and administrative expenses.

Note 6—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)

Cash Compensation and Other Benefits	$6,546	$5,789
Non-Cash Compensation	842	251
Total Compensation and Benefits Expense	$7,388	$6,040

For the three months ended March 31, 2010 and 2009, the Company granted no options to purchase capital units of the operating company and no options to purchase shares of Class A common stock pursuant to its 2006 Plan and 2007 Plan.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 6—Compensation and Benefits (continued)

For the three months ended March 31, 2010 and 2009, the operating company granted 7,000 and 30,000, respectively, restricted Class B units to certain members pursuant to its 2006 Plan.  These unit grants each vest ratably over a four-year period commencing January 1, 2010 and 2009, respectively.  The amortization of these awards was not material for the three months ended March 31, 2010 and 2009.

Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), which became effective January 1, 2007, eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  Amounts deferred may be credited to an investment account, take the form of phantom Class B units, or be invested in money market funds at the employee’s discretion, and vest ratably over four years.  At March 31, 2010 and December 31, 2009, the liability associated with deferred compensation investment accounts was approximately $0.2 million and $0.4 million, respectively, and has been included as a component of other liabilities on the consolidated statement of financial condition.  For the three months ended March 31, 2010 and 2009, the Company recognized approximately $0.3 million and $0.2 million, respectively, in compensation and benefits expense associated with the amortization of all deferred compensation awards.

As of March 31, 2010 and December 31, 2009, the Company had approximately $4.7 million and $5.3 million, respectively, in unrecorded compensation expense related to unvested operating company phantom units issued pursuant to our deferred compensation plan, operating company Class B unit and option grants issued under the Company’s 2006 Plan, and stock option grants issued under our 2007 Plan.

Note 7—Short Term Borrowings

The operating company had a $1.8 million revolving credit facility that was terminated in September 2009.  No balance was outstanding and no amounts were drawn down against the facility over the course of its existence.

Note 8—Term Loan

During the year ended December 31, 2009, the Company repaid the remaining $22.0 million of the principal amount outstanding under its term loan.  Concurrently with the termination of this term loan, the security interest previously granted in the accounts receivable of the Company was released in September 2009.

Note 9—Interest Rate Swap

The Company manages its exposure to changes in market rates of interest.  The Company’s use of derivative instruments was limited to an interest rate swap used to manage the interest rate exposure related to the credit agreement, referenced above, which was terminated in September 2009.

On February 28, 2008, the Company entered into an interest rate swap agreement that commenced on July 23, 2008.  This interest rate swap was subsequently unwound in conjunction with the termination of the credit agreement in September 2009.  The swap obligated the Company to pay a 2.825% fixed rate of interest on the notional amount and required the counterparty to pay the Company a floating interest rate based on the monthly LIBOR interest rate.  The spread on the credit agreement was in addition to these amounts.

During 2009, the Company reduced the notional amount of its interest rate swap in tandem with the reductions in principal amounts outstanding under a credit agreement.  The amount paid to the counterparty in exchange for these reductions for the three months ended March 31, 2009 was approximately $0.2 million.  For the three months ended March 31, 2009, the Company recognized approximately $0.1 million in other income associated with the change in fair value of the swap agreement.

Note 10—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  Neither it, nor the Company’s other consolidated subsidiaries, has made a provision for federal or state income taxes because it is the individual responsibility of each of these entities’ members (including the Company) to separately report their proportionate share of the respective entity’s taxable income or loss.  The operating company has made a provision for New York City UBT.  Subsequent to the offering and reorganization on October 30, 2007, the Company, as a “C” corporation under the Internal Revenue Code, is liable for

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 10—Income Taxes (continued)

federal, state, and local taxes on the income derived from its economic interest in its operating company, which is net of UBT.  Correspondingly, in its consolidated financial statements, the Company reports both the operating company’s provision for UBT, as well as its provision for federal, state, and local corporate taxes.

The components of the income tax benefit are as follows:

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Current Provision:
Unincorporated Business Taxes	$671	$393
Local Corporate Tax	—	—
State Corporate Tax	—	—
Federal Corporate Tax	—	—
Total Current Provision	$671	$393

Deferred Provision:
Unincorporated Business Taxes	$(56)	$(55)
Local Corporate Tax	58	21
State Corporate Tax	111	41
Federal Corporate Tax	383	140
Total Deferred Provision	$496	$147

Change in Valuation Allowance	(1,266)	(814)

Total Income Tax Benefit	$(99)	$(274)

For the three months ended March 31, 2010 and 2009, the Company’s taxable income/(loss) was determined as follows:

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)

Income Before Taxes	$9,176	$2,448
Unincorporated Business Taxes	(615)	(338)
Non-Controlling Interests	(8,291)	(2,240)
Income/(Loss) Before Corporate Income Taxes	$270	$(130)

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.  It is the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions, as part of the tax provision.  For the three months ended March 31, 2010 and 2009, no such expenses were recognized.  As of March 31, 2010 and December 31, 2009, no such accruals were recorded.

The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2006.  All tax years subsequent to, and including, 2006 are considered open and subject to examination by tax authorities.

Prior to October 30, 2007, the operating company was a cash basis taxpayer.  As a result of the Company’s acquisition of Class B units in conjunction with the offering, the operating company was required to become an accrual basis taxpayer.  Pursuant to Section 481 of the Internal Revenue Code, the cumulative difference between the two methods of taxpaying are amortizable over four years.  These differences generated approximately $0.2 million in deferred tax liabilities as of both March 31, 2010 and December 31, 2009.  Such amounts are recorded in other liabilities in the consolidated statements of financial condition.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 10—Income Taxes (continued)

The acquisition of the operating company Class B units noted above has allowed the Company to make an election under Section 754 of the Internal Revenue Code (“Section 754”) to step up its tax basis in the net assets acquired.  This step up is deductible for tax purposes over a 15-year period.  Pursuant to a Tax Receivable Agreement signed between the members of the operating company and the Company, 85% of the cash savings generated by this election will be distributed to the selling and converting shareholders upon the realization of this benefit.

Based on the net proceeds of the offering and tax basis of the operating company as of October 30, 2007, this election gave rise to a deferred tax asset of approximately $68.7 million.  In December 2008, the Company established a $62.7 million valuation allowance to reduce the net deferred tax asset to an amount more likely than not to be realized.  This deferred tax asset remains available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders to reflect this change in the estimated realization of the asset.

As discussed further in Note 14, Shareholders’ Equity, below, on March 31, 2010, and March 3, 2009, certain of the operating company’s members exchanged an aggregate of 734,618 and 2,445,973, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock.  The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $3.6 million deferred tax asset and a corresponding $3.0 million liability to converting shareholders on March 31, 2010, and a $2.5 million deferred tax asset and a corresponding $2.2 million liability to converting shareholders on March 3, 2009.  The Company assessed the realizability of the deferred tax asset associated with each of these exchanges and determined that a portion of their benefits would go unutilized.  Consequently, the Company established a $3.2 million and a $2.4 valuation allowance on March 31, 2010 and March 3, 2009, respectively, to reduce the deferred tax asset to an amount more likely than not to be realized.  These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders by $2.7 million and $2.0 million at March 31, 2010 and March 3, 2009, respectively, to reflect this change in the estimated realization of the asset.  As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

During the three months ended March 31, 2010 and 2009, including the effects of the conversion discussed earlier, the Company’s valuation allowance was reduced by approximately $1.3 million and $0.8 million, respectively, due to revised estimates of future taxable income.  To reflect this change in the estimated realization of the asset, the Company correspondingly increased its liability to selling and converting shareholders by $1.0 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.  The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax provision and other expense, respectively, on the consolidated statements of operations.  As of March 31, 2010 and December 31, 2009, the net values of all deferred tax assets were approximately $7.9 million and $6.8 million, respectively.

As of March 31, 2010 and December 31, 2009, the net values of the liability to selling and converting shareholders were approximately $7.0 million and $5.6 million, respectively.

The change in the Company’s net deferred tax assets for the three months ended March 31, 2010 is summarized as follows:

			Valuation
	Section 754	Other	Allowance	Total
	(in thousands)

Balance at December 31, 2009	$65,006	$2,001	$(60,253)	$6,754
Deferred Tax Expense	(726)	173	—	(553)
Unit Conversion	3,577	—	(3,186)	391
Change in Valuation Allowance	—	—	1,266	1,266
Balance at March 31, 2010	$67,857	$2,174	$(62,173)	$7,858

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 10—Income Taxes (continued)

The change in the Company’s net deferred tax assets for the three months ended March 31, 2009 is summarized as follows:

			Valuation
	Section 754	Other	Allowance	Total
	(in thousands)

Balance at December 31, 2008	$65,368	$785	$(62,709)	$3,444
Deferred Tax Expense	(714)	512	—	(202)
Unit Conversion	2,532	—	(2,380)	152
Change in Valuation Allowance	—	—	814	814
Balance at March 31, 2009	$67,186	$1,297	$(64,275)	$4,208

Note 11—Investments in Equity Securities, at Fair Value

Investments in equity securities consisted of the following at March 31, 2010:

	Cost	Unrealized Gain	Fair Value
		(in thousands)

Equities	$7,793	$908	$8,701

Investments in equity securities consisted of the following at December 31, 2009:

	Cost	Unrealized Gain	Fair Value
		(in thousands)

Equities	$7,321	$630	$7,951

Note 12—Non-Controlling Interests

Non-controlling interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$8,291	$3,566
Non-Controlling Interest of Consolidated Subsidiaries	—	(1,326)
Non-Controlling Interests	$8,291	$2,240

Note 13—Members’ Equity Interests of Operating Company

Except as otherwise provided by law, the liability of a member of the operating company is limited to the amount of its capital account.  A member may transfer or assign all or any part of its membership interest with the prior written consent of Pzena Investment Management, Inc., which may be withheld in its sole discretion.  Any Transferee admitted as a member shall succeed to the capital account, or portion thereof, transferred or assigned, as if no such transfer or assignment had occurred.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 14—Shareholders’ Equity

The Company was incorporated in the State of Delaware on May 8, 2007.  On October 30, 2007, the Company consummated an initial public offering of shares of its Class A common stock, par value $0.01 per share.  These net proceeds were used to purchase Class B units of the operating company.  Concurrently with the consummation of the Company’s initial public offering, the operating agreement of the operating company was amended and restated such that, among other things, (i) the Company became the sole managing member of the operating company, (ii) the Class B units of the operating company that the Company acquired were reclassified as Class A units of the operating company, and (iii) the holders of the remaining outstanding Class B units of the operating company were reclassified as Class B units of the operating company.  Class A and Class B units of the operating company have the same economic rights per unit.  As of March 31, 2010, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 14.6% and 85.4%, respectively, of the economic interests in the operations of the business.  As of December 31, 2009, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interests in the operations of the business.

Each holder of a Class B unit of the operating company is issued a corresponding share of the Company’s Class B common stock, par value $0.000001 per share, in exchange for payment of this par value.  Each share of the Company’s Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of the Company’s common stock outstanding.  From this time and thereafter, each share of the Company’s Class B common stock entitles its holder to one vote.  When a Class B unit is exchanged for a share of the Company’s Class A common stock or forfeited, a corresponding share of the Company’s Class B common stock will automatically be redeemed and cancelled.  Conversely, to the extent that the Company causes Pzena Investment Management, LLC to issue additional Class B units to employees pursuant to its equity incentive plan, these additional holders of Class B units would be entitled to receive a corresponding number of shares of the Company’s Class B common stock (including if the Class B units awarded are subject to vesting).

All holders of the Company’s Class B common stock have entered into a stockholders’ agreement, pursuant to which they agreed to vote all shares of Class B common stock then held by them, and acquired in the future, together on all matters submitted to a vote of the common stockholders.

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

On March 31, 2010, and March 3, 2009, certain of the operating company’s members exchanged an aggregate of 734,618 and 2,445,973, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock.  These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

The incremental assets and liabilities assumed in the exchanges were recorded on March 31, 2010 and March 3, 2009 as follows (in thousands):

	March 31,	March 3,
	2010	2009

Pzena Investment Management, LLC Members’ Capital	$10,140	$33,788
Pzena Investment Management, LLC Retained Deficit	(9,824)	(33,679)
Realizable Deferred Tax Asset	391	152
Net Tax Receivable Liability to Converting Unitholders	(332)	(129)
Total	$375	$132

Common Stock, at Par	$7	$25
Additional Paid-in Capital	368	107
Total	$375	$132

Note 15—Subsequent Events

As required by the Subsequent Events Topic of the FASB ASC, the Company evaluated subsequent events through the issuance date of its financial statements.

On April 27, 2010, the Company’s board of directors declared a quarterly dividend of $0.03 per share of Class A common stock, payable on June 3, 2010 to shareholders of record as of May 20, 2010.  The liability associated with this payment, and the corresponding obligation to the operating company members, will be recorded in dividends payable on the consolidated statements of financial condition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an investment management firm that utilizes a classic value investment approach in each of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At March 31, 2010, our assets under management, or AUM, was $15.4 billion.  We manage separate accounts on behalf of institutions and high net worth individuals and act as a sub-investment adviser for a variety of SEC-registered mutual funds and offshore funds.

We function as the holding company through which the business of our operating company, Pzena Investment Management, LLC, is conducted.  Following our initial public offering and reorganization on October 30, 2007, we became the sole managing member of Pzena Investment Management, LLC.  As such, we now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and other investors’ collective membership interest in our operating company, we reflect their ownership as a non-controlling interest in our consolidated financial statements.  As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company’s net income.  As of March 31, 2010, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 14.6% and 85.4%, respectively, of the economic interests in the operations of the business.

Revenue

We generate revenue primarily from management fees and incentive fees, which we collectively refer to as our advisory fees, by managing assets on behalf of institutional accounts and for retail clients, which are generally open-end mutual funds catering primarily to retail clients.  Our advisory fee income is recognized over the period in which investment management services are provided.  Following the preferred method identified in the Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), income from incentive fees is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.

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

The majority of advisory fees we earn on institutional accounts are based on the value of AUM at a specific date on a quarterly basis, either in arrears or advance.  Generally, advisory fees on certain of our institutional accounts, and with respect to most of our retail accounts, are calculated based on the average of the monthly or daily market values.  Advisory fees are generally adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio.  While a specific group of accounts may use the same fee rate, the method used to calculate the fee according to the fee rate schedule may differ as described above.

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

Compensation and Benefits Expense

Our largest expense is compensation and benefits, which includes the salaries, bonuses, equity-based compensation and related benefits and payroll costs attributable to our members and employees.  Compensation and benefits packages are benchmarked against relevant industry and geographic peer groups in order to attract and retain qualified personnel.  The table included in the section below describes the components of our compensation expense for the three months ended March 31, 2010 and 2009:

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)

Cash Compensation and Other Benefits	$6,546	$5,789
Other Non-Cash Compensation	842	251
Total Compensation and Benefits Expense	$7,388	$6,040

Pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan (the “2006 Plan”) and the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Plan,” together the “2006 and 2007 Plans”), we have issued restricted Class B units and options to acquire Class B units in our operating company, and options to acquire shares of our Class A common stock, all of which vest ratably over the respective award’s vesting period.  We used a fair-value method in recording the compensation expense associated with the granting of these stock-based compensation awards.  Under this method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the award’s vesting period.  The fair value of the units is determined by reference to the market price of our Class A common stock on the date of grant, since these units are exchangeable for shares of our Class A common stock on a one-for-one basis.  The fair value of the options to acquire Class B units and options to acquire shares of our Class A common stock is determined by using an appropriate option pricing model on the grant date.

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

As of March 31, 2010, we had approximately $4.7 million in unrecorded compensation expense related to unvested operating company phantom units issued pursuant to our deferred compensation plan, operating company Class B unit and option grants issued under our 2006 Plan, and stock and option grants issued under our 2007 Plan.  We expect that the amortization of these amounts will be approximately $2.0 million for the remainder of 2010, $2.6 million for 2011, and $0.1 million for 2012, with a negligible amount amortized thereafter.

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

Non-Controlling Interests

Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence.  After our reorganization, we became the sole managing member of our operating company and now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company’s net income.  As of March 31, 2010, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 14.6% and 85.4%, respectively, of the economic interests in the operations of the business.

Income Tax Provision/(Benefit)

While our operating company has historically not been subject to U.S. federal and certain state income taxes, it has been subject to New York City Unincorporated Business Tax.  As a result of our reorganization, we are subject to taxes applicable to C-corporations.  As such, our effective tax rate has increased as a result of our reorganization.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  As of March 31, 2010 and  December 31, 2009, the Company’s valuation allowance against the deferred tax asset associated with our acquisition of operating company units in conjunction with the offering and subsequent exchanges was $62.2 million and $60.3 million, respectively.

Operating Results

General

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

Beginning in the second half of 2007 and continuing through the quarter ended March 31, 2009, the performance of our investment strategies was negatively impacted by significant volatility in the equity markets.  Performance prior to March 31, 2009 was influenced by our overweight investment exposure to the financial services sector in particular.  Subsequent to March 31, 2009, all of our investment strategies experienced substantial improvement in their performance, and significantly outperformed their respective benchmarks.  As a result, our assets under management increased by $6.8 billion, or 79.1%, from $8.6 billion at March 31, 2009, to $15.4 billion at March 31, 2010, due to positive performance of $6.6 billion and net inflows of $0.2 billion.

For the three months ended March 31, 2010, we experienced net outflows of $0.1 million, consisting of gross outflows of $0.8 billion, partially offset by gross inflows of $0.7 billion.  Our institutional accounts experienced gross inflows of $0.4 billion, which were partially offset by $0.3 billion in gross outflows.  The institutional gross inflows were mainly attributable to existing client contributions.  Institutional gross outflows are frequently due to a wide range of client decisions. For the three months ended March 31, 2010, these decisions included: rebalancing to target portfolio weight following a strong twelve-month performance period, adoption of de-risking strategies, adjustment of portfolio target weights, and changes by plan decision-makers and investment committees.  For the three months ended March 31, 2010, our retail accounts experienced $0.5 billion in gross outflows and $0.3 billion in gross inflows.

During the three months ended March 31, 2009, we experienced net outflows of $0.4 million, consisting of gross outflows of $1.2 billion, offset by gross inflows of $0.8 billion.  Our institutional accounts experienced gross outflows of $0.6 billion, which were partially offset by $0.5 billion in gross inflows.  As noted above, institutional gross outflows arise as the result of a variety of client decisions.  For the three months ended March 31, 2009, these decisions were largely driven by the market’s decline, severely impacting plan sponsors’ own access to liquidity.  Since alternative asset classes generally have more restrictive redemption rights, some clients turned to their public equity managers to access liquidity.  For the three months ended March 31, 2009, our retail accounts experienced $0.6 billion in gross outflows and $0.3 billion in gross inflows.

Our average AUM fluctuates based on changes in the market value of accounts advised and managed by us, and on fund flows.  Accordingly, given our higher average AUM levels, our revenues for the three months ended March 31, 2010 have increased compared to our revenues for the three months ended March 31, 2009.  An increase in revenue typically results in higher operating income and net income.

Assets Under Management and Flows

The change in AUM in our institutional accounts and our retail accounts for the three months ended March 31, 2010 and 2009 and the twelve months ended March 31, 2010 is described below:

	For the Three Months		For the Twelve Months
	Ended March 31,		Ended March 31,
Assets Under Management	2010	2009	2010
	(in billions)		(in billions)
Institutional Accounts
Beginning of Period Assets	$10.7	$7.4	$6.0
Inflows	0.4	0.5	2.6
Outflows	(0.3)	(0.6)	(1.7)
Net Flows	0.1	(0.1)	0.9
Market Appreciation/(Depreciation)	0.9	(1.3)	4.8
End of Period Assets	$11.7	$6.0	$11.7
Retail Accounts
Beginning of Period Assets	$3.6	$3.3	$2.6
Inflows	0.3	0.3	1.4
Outflows	(0.5)	(0.6)	(2.1)
Net Flows	(0.2)	(0.3)	(0.7)
Market Appreciation/(Depreciation)	0.3	(0.4)	1.8
End of Period Assets	$3.7	$2.6	$3.7
Total
Beginning of Period Assets	$14.3	$10.7	$8.6
Inflows	0.7	0.8	4.0
Outflows	(0.8)	(1.2)	(3.8)
Net Flows	(0.1)	(0.4)	0.2
Market Appreciation/(Depreciation)	1.2	(1.7)	6.6
End of Period Assets	$15.4	$8.6	$15.4

At March 31, 2010, our $15.4 billion of AUM were invested in various value-oriented investment strategies representing distinct geographical segments of the U.S., Global, and Europe, Australasia, and Far East (“EAFE”) markets.  The following table describes the allocation of our AUM, as of March 31, 2010 and 2009, among our investment strategies:

	AUM at March 31,
Investment Strategy	2010	2009
	(in billions)

U.S. Value Strategies	$10.5	$6.5
Global Value Strategies	2.9	1.5
EAFE Value Strategies	2.0	0.6
Total	$15.4	$8.6

Three Months Ended March 31, 2010 versus March 31, 2009

At March 31, 2010, the Company managed $15.4 billion in total assets, an increase of $6.8 billion, or 79.1%, from $8.6 billion at March 31, 2009.  The year-over-year increase in AUM was primarily due to $6.6 billion in market appreciation.  Improving overall economic conditions contributed to the performance-related increase in our AUM.  Our institutional accounts experienced net inflows of $0.1 billion and our retail accounts experienced net outflows of $0.2 billion for the three months ended March 31, 2010.  The net inflows in our institutional accounts were driven primarily by existing client contributions.

At March 31, 2010, the Company managed $11.7 billion in institutional accounts and $3.7 billion in retail accounts, for a total of $15.4 billion in assets.  For the three months ended March 31, 2010, assets in institutional accounts increased by $1.0 billion, or 9.4%, due to $0.9 billion in market appreciation and $0.4 billion in gross inflows, offset by $0.3 billion in gross outflows.  For the three months ended March 31, 2010, assets in retail accounts increased by $0.1 billion, or 2.8%, as a result of $0.3 billion in market appreciation and $0.3 billion in gross inflows, offset by $0.5 billion in gross outflows.

At March 31, 2010, institutional accounts represented 76.0% of our total AUM, compared to 70.0% at March 31, 2009.  At March 31, 2010, our EAFE Value and Global Value investment strategies accounted for 31.8% of our AUM, compared to 24.4% at March 31, 2009.

Revenues

Our revenues from advisory fees earned on our institutional and retail accounts for the three months ended March 31, 2010 and 2009 is described below:

	For the Three Months
	Ended March 31,
Revenue	2010	2009
	(in millions)

Institutional Accounts	$16.2	$11.1
Retail Accounts	3.0	2.6
Total	$19.2	$13.7

Three Months Ended March 31, 2010 versus March 31, 2009

Our total revenue increased $5.5 million, or 40.1%, to $19.2 million for the three months ended March 31, 2010, from $13.7 million for the three months ended March 31, 2009.  This change was driven primarily by an increase in weighted-average AUM, which increased $5.2 billion, or 56.5%, to $14.4 billion for the three months ended March 31, 2010 from $9.2 billion for the three months ended March 31, 2009.

Our weighted average fee rate was 0.532% and 0.594% for the three months ended March 31, 2010 and 2009, respectively.  The decrease in the weighted average fee rate was due primarily to an increase in the average size of the Company’s institutional accounts.  The Company’s tiered fee schedules typically charge lower rates as account size increases.  Weighted-average assets in institutional accounts increased $4.5 billion, or 70.3%, to $10.9 billion for the three months ended March 31, 2010, from $6.4 billion at March 31, 2009, and had a weighted average fee rate of 0.594% and 0.691% for the three months ended March 31, 2010 and 2009, respectively.  Weighted-average assets in retail accounts increased $0.7 billion, or 25.0%, to $3.5 billion for the three months ended March 31, 2010, from $2.8 billion for the three months ended March 31, 2009, and had a weighted average fee rate of 0.341% and 0.371% for the three months ended March 31, 2010 and 2009, respectively.  The year-over-year decrease was due to the timing of asset flows in our retail accounts and the effects of the voluntary partial fee waiver on the John Hancock Classic Value Fund.  Our waiver expires in May 2010.

Expenses

Our operating expenses are driven primarily by our compensation costs.  The table below describes the components of our compensation expense for the three months ended March 31, 2010 and 2009:

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands)

Cash Compensation and Other Benefits	$6,546	$5,789
Other Non-Cash Compensation	842	251
Total Compensation and Benefits Expense	$7,388	$6,040

Three Months Ended March 31, 2010 versus March 31, 2009

Total operating expenses increased by $0.8 million, or 9.4%, to $9.3 million for the three months ended March 31, 2010, from $8.5 million for the three months ended March 31, 2009.  This increase was primarily attributable to increases in discretionary bonus accruals.

Compensation and benefits expense increased by $1.4 million, or 23.3%, to $7.4 million for the three months ended March 31, 2010, from $6.0 million for the three months ended March 31, 2009.  This increase was primarily a result of increases in discretionary bonus accruals, as discussed above.  Our employee count increased from 67 at March 31, 2009 to 68 at March 31, 2010.

General and administrative expenses decreased by $0.6 million, or 24.0%, to $1.9 million for the three months ended March 31, 2010, from $2.5 million for the three months ended March 31, 2009.  This decrease was mainly attributable to decreases in professional services fees and data systems costs.

Other Expense

Three Months Ended March 31, 2010 versus March 31, 2009

Other expense was $0.7 million for the three months ended March 31, 2010, and consisted primarily of $1.0 million in other expense associated with an increase in the Company’s liability to its selling and converting shareholders associated with changes in the realizability of its related deferred tax asset, and $0.2 million in interest expense, offset by $0.5 million in income related to the positive performance of the Company’s investments in its own products.  Other expense was $2.7 million for the three months ended March 31, 2009, and consisted primarily of $1.8 million in charges related to the negative performance of the Company’s investments in its own products, $0.6 million in other expense associated with an increase in the Company’s liability to its selling and converting shareholders associated with changes in the realizability of its related deferred tax asset, and $0.4 million in interest expense, offset by $0.1 million in interest and dividend income.

Income Tax Benefit

Three Months Ended March 31, 2010 versus March 31, 2009

The income tax benefit was $0.1 million for the three months ended March 31, 2010, and $0.3 million for the three months ended March 31, 2009.  The income tax benefit for the three months ended March 31, 2010 and 2009 was generated primarily by reductions of $1.3 million and $0.8 million, respectively, to the valuation allowance against the Company’s deferred tax asset associated with its tax receivable agreement.  Exclusive of these adjustments, the remaining income tax provision for the three months ended March 31, 2010 consisted of $0.6 million in operating company unincorporated business taxes and $0.6 million in corporate income taxes.  For the three months ended March 31, 2009, the remaining income tax provision consisted of $0.3 million in operating company unincorporated business taxes and $0.2 million in corporate income taxes.  The increase in these taxes was primarily attributable to an increase in taxable income.  A comparison of the effective tax rate for the three months ended March 31, 2010 to that of the three months ended March 31, 2009 is not meaningful due to the valuation allowance adjustments.

Non-Controlling Interests

Three Months Ended March 31, 2010 versus March 31, 2009

Net income attributable to non-controlling interests was $8.3 million for the three months ended March 31, 2010, and consisted almost entirely of $8.3 million associated with our employees’ and outside investors’ interest in the income of the operating company.  Net income attributable to non-controlling interests was $2.2 million for the three months ended March 31, 2009, and consisted of $3.5 million associated with our employees’ and outside investors’ interest in the income of the operating company, offset by the $1.3 million effect of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships.  The increase in the interest in the earnings of the operating company is primarily a result of the increase in our weighted-average AUM, which had a corresponding positive impact on revenues and income.  The decrease in our consolidated subsidiaries’ interest in the earnings of our consolidated investment partnerships is primarily a result of the deconsolidation of the Pzena Global Value Service and the Pzena EAFE Value Service on December 31, 2009.

Non-GAAP Net Income

Our results for the three months ended March 31, 2010 and 2009 included adjustments related to our tax receivable agreement and the associated liability to our selling and converting shareholders.  Excluding these adjustments, diluted net income and diluted net income per share was $5.5 million and $0.08, respectively, for the three months ended March 31, 2010, and $2.6 million and $0.04, respectively, for the year ended March 31, 2009.  We believe that excluding these adjustments provides information to better analyze the Company’s operations between periods and over time. Investors should consider these non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands, except share and per-share amounts)

GAAP Net Income	$984	$482
Net Effect of Tax Receivable Agreement	(240)	(212)
Non-GAAP Net Income	$744	$270

GAAP Non-Controlling Interest of Pzena Investment Management, LLC	$8,291	$3,566
Less: Assumed Corporate Income Taxes	3,553	1,272
Assumed After-Tax Income of Pzena Investment Management, LLC	$4,738	$2,294
Non-GAAP Net Income of Pzena Investment Management, Inc.	744	270
Non-GAAP Diluted Net Income	$5,482	$2,564

Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$5,482	$2,564
Non-GAAP Diluted Earnings per Share	$0.08	$0.04
Non-GAAP Diluted Weighted Average Shares Outstanding	65,005,989	64,192,792

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

At March 31, 2010, our cash and cash equivalents was $19.7 million, inclusive of $0.2 million in cash held by our consolidated investment partnerships.  Advisory fees receivable were $13.5 million.  We also had approximately $6.6 million in marketable equity securities, net of approximately $2.1 million in investments set aside to satisfy our obligations under our deferred compensation program.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management firm, our business has been materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  As of, and for, the three months ended March 31, 2010, our AUM and revenues increased by 79.1% and 40.1%, respectively, compared to the three months ended March 31, 2009.  These increases contributed to a 3.0% increase in our cash provided by operating activities during the comparable periods.

In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including, among other things, cash, working capital, investments, long-term liabilities, lease commitments, debt obligations, and operating company distributions.  Further, we consider cash compensation, one of our largest expenses, as sufficiently variable such that it can be adjusted to mitigate any potential decline in revenue we may experience in the next twelve months.  We continuously evaluate our staffing requirements and compensation levels with reference to our own liquidity position and external peer benchmarking data.  The result of this review directly influences management’s recommendations to our board of directors with respect to such staffing and compensation levels.

We anticipate that distributions to the members of our operating company, which consisted of 34 of our employees, certain unaffiliated persons, two former employees, and us, will continue to be a material financing activity.

As discussed further below in “Term Loan and Senior Subordinated Notes,” on October 28, 2008, the operating company issued an aggregate of $16.0 million principal amount of Senior Subordinated Notes to entities established by Richard S. Pzena, the Company’s Chief Executive Officer, for the benefit of certain of his family members, an entity controlled by a Company director, and a former employee.  At March 31, 2010, the remaining principal amount outstanding of Senior Subordinated Notes was $7.5 million, all of which was held by the entities established by Richard S. Pzena. Although we are comfortable with our current capital structure, in the current economic environment, it is uncertain whether additional or alternative sources of debt or equity financing would be available on acceptable terms.

We do not anticipate meaningful outlays for internal investment or capital expenditures over the next twelve months.

We believe that the repayment of our term loan, reductions in the level of our Senior Subordinated debt, and our ability to vary cash compensation levels have provided us with an appropriate degree of flexibility in providing for our liquidity needs.

Dividend Policy

We are a holding company and have no material assets other than our ownership of membership interests in our operating company.  As a result, we depend upon distributions from our operating company to pay any dividends that our board of directors may declare to be paid to our Class A common stockholders.  When, and if, our board of directors declares any such dividends, we then cause our operating company to make distributions to us in an amount sufficient to cover the amount of the dividends declared.  Our dividend policy has certain risks and limitations, particularly with respect to liquidity.  We may not pay dividends to our Class A common shareholders in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends.  To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends.  By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

Term Loan and Senior Subordinated Notes

During the year ended December 31, 2009, we repaid the remaining $22.0 million of the principal amount outstanding under our term loan.  Concurrently with the termination of this term loan, a security interest in our accounts receivable and one of our subsidiaries was released by the lender in September 2009.

On October 28, 2008, the operating company issued an aggregate of $16.0 million principal amount of Senior Subordinated Notes to entities established by Richard S. Pzena, the Company’s Chief Executive Officer, for the benefit of certain of his family members, an entity controlled by a Company director, and the former employee.  On December 31, 2009, the Company repaid a total of $6.0 million principal amount outstanding of Senior Subordinated Notes to the entity controlled by the Company director and a former employee.  On March 31, 2010, the Company repaid a total of $2.5 million principal amount pro rata to the entities established by Richard S. Pzena.  At March 31, 2010, the remaining principal amount outstanding of Senior Subordinated Notes was $7.5 million, all of which was held by the entities established by Richard S. Pzena.

Tax Receivable Agreement

Our purchase of Class B units of our operating company concurrently with our initial public offering, and the subsequent and future exchanges by holders of Class B units of our operating company for shares of our Class A common stock (pursuant to the exchange rights provided for in the operating company’s operating agreement), has resulted in, and is expected to continue to result in, increases in our share of the tax basis of the tangible and intangible assets of our operating company at the time of our acquisitions and these subsequent and future exchanges, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us.  These increases in tax basis and tax depreciation and amortization deductions have reduced, and are expected to continue to reduce, the amount of tax that we would otherwise be required to pay in the future.  We have entered into a tax receivable agreement with the current members of our operating company, the one member of our operating company immediately prior to our initial public offering who sold all of its Class B units to us in connection with our initial public offering, and any future holders of Class B units, that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as described in the tax receivable agreement) as a result of the increases in tax basis described above and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

In October 2008, the selling unitholders agreed to waive any payments that we were required to make to them for the 2008 and 2009 tax years pursuant to the tax receivable agreement.

Cash Flows

Operating activities provided $10.2 million and $9.9 million for the three months ended March 31, 2010 and 2009, respectively.  The year-over-year increase in cash flows from operating activities was driven primarily by an increase in weighted average AUM from $9.2 billion for the three months ended March 31, 2009, to $14.4 billion for the three months ended March 31, 2010, which had a corresponding positive impact on total revenues.

Investing activities consist primarily of investments in affiliates and other investment partnerships, as well as capital expenditures.  Investing activities provided less than $0.1 million for each of the three months ended March 31, 2010 and 2009.

Financing activities consist primarily of borrowing arrangements and distributions to non-controlling interests.   Financing activities used $6.5 million and $10.6 million for the three months ended March 31, 2010 and 2009, respectively.   The year-over-year decrease in cash used in financing activities is due primarily to a $5.5 million reduction in repayments on our outstanding debt, partially offset by a $1.4 million increase in distributions to non-controlling interests.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2010.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources.  We evaluate our estimates on an ongoing basis.  Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes

We are a C-corporation under the Internal Revenue Code, and thus liable for federal, state and local taxes on the income derived from our economic interest in our operating company.  The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  Our operating company has not made a provision for federal or state income taxes because it is the responsibility of each of the operating company’s members (including us) to separately report their proportionate share of the operating company’s taxable income or loss. Similarly, the income of our consolidated investment partnerships is not subject to income taxes, as such income is allocated to each partnership’s individual partners.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”).

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

We believe that the accounting estimate related to the $62.2 million valuation allowance, assessed as of March 31, 2010 against the deferred tax asset associated with our acquisitions of operating company Class B units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we were not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets valuation allowance would be charged to income tax expense in the period such determination was made.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued a new standard that requires an enterprise to perform a qualitative analysis to determine whether its variable-interests give it a controlling financial interest in a variable interest entity (VIE).  Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  An enterprise that holds a controlling financial interest in a VIE is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  The standard also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable-interest entity, and additional disclosures about an enterprise’s involvement in VIEs, and any significant changes in risk exposure due to that involvement.  The standard is effective for fiscal years beginning after November 15, 2009.  In November 2009, the FASB issued a proposed standard update, which defers the consolidation criteria requirements of this new standard for assets managers’ interests in entities that apply the specialized accounting guidance for investment companies, or that have the attributes of investment companies.  As of the January 27, 2010 FASB meeting, the FASB decided to make official the deferral of this standard for certain investment entities.  We have evaluated our interests in entities and determined that the standard is applicable for our investment in our operating company, but that we meet the criteria for deferral provided in this standard for our consolidated funds.  We adopted the updated guidance on January 1, 2010, and it had no impact on our consolidated financial statements.  We are monitoring for future guidance updates for our interests in our consolidated subsidiaries.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), which amends the use of fair value measures and the related disclosures.  ASU 2010-06 requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements.  We adopted ASU 2010-06 during the three months ended March 31, 2010, and its adoption had no significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the institutional separate accounts we manage and the retail clients for which we act as a sub-investment adviser.  Global markets have experienced unprecedented volatility, and the current economic environment is challenging.  Market conditions have, in the recent past, resulted in a significant reduction in our AUM, which in turn directly impacted our revenues and net income.  A resumption of the economic downturn, and volatility in the global financial markets, could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.

All of our revenue for the three months ended March 31, 2010 and 2009 was derived from advisory fees, which are typically based on the market value of AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and earnings to decline due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and earnings to decline further.

We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of marketable securities.  At March 31, 2010, the fair value of these assets was $8.7 million.  Assuming a 10% increase or decrease, the fair value would have increased or decreased by $0.9 million at March 31, 2010.

Interest Rate Risk

Since the interest on the Company’s remaining $7.5 million of Senior Subordinated Notes is at a fixed rate, the Company does not have any exposure to interest rate risk at March 31, 2010.

Item 4.   Controls and Procedures.

During the course of their review of our consolidated financial statements as of March 31, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In the normal course of business, we may be subject to various legal and administrative proceedings.

Currently, there are no material legal proceedings pending against us.

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth in Part 1, Item 1A of the Company’s 2009 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit	Description of Exhibit
10.1

Amendment, effective March 24, 2010, to Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. as the Managing Member of Pzena Investment Management, LLC and those Class B members whose signatures are affixed thereto

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

Dated: May 7, 2010

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