Form 10-Q
period 2010-06-30
Pzena Investment Management, Inc.
filed 2010-08-04
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 4, 2010, there were 9,367,659 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of August 4, 2010, there were 54,960,918 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
	PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc. as of June 30, 2010 (unaudited) and December 31, 2009	1
	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2010 and June 30, 2009	2
	Consolidated Statements of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2010 and June 30, 2009	3
	Consolidated Statement of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Six Months Ended June 30, 2010	4
	Notes to the Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	(Removed and Reserved)	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	June 30,	December 31,
	2010	2009
	(unaudited)

ASSETS
Cash and Cash Equivalents	$23,596	$15,908
Restricted Cash	1,416	1,407
Due from Broker	71	116
Advisory Fees Receivable	13,320	13,378
Investments in Equity Securities, at Fair Value	4,080	7,951
Receivable from Related Parties	67	149
Other Receivables	124	36
Prepaid Expenses and Other Assets	594	504
Deferred Tax Asset, Net of Valuation Allowance of $63,552 and $60,252, respectively	5,933	6,754
Property and Equipment, Net of Accumulated Depreciation of $2,596 and $2,385, respectively	2,110	2,315
TOTAL ASSETS	$51,311	$48,518

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$8,286	$3,644
Due to Broker	95	731
Senior Subordinated Notes	—	10,000
Liability to Selling and Converting Shareholders	5,883	5,642
Other Liabilities	1,112	1,143
TOTAL LIABILITIES	15,376	21,160

Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 9,367,659 and 8,633,041 Shares Issued and Outstanding in 2010 and 2009, respectively)	93	86
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 54,931,418 and 55,659,236 Shares Issued and Outstanding in 2010 and 2009, respectively)	—	—
Additional Paid-In Capital	10,592	10,104
Accumulated Deficit	(744)	(1,920)
Total Pzena Investment Mangement, Inc.’s Equity	9,941	8,270
Non-Controlling Interests	25,994	19,088
TOTAL EQUITY	35,935	27,358
TOTAL LIABILITIES AND EQUITY	$51,311	$48,518

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

REVENUE	$19,388	$14,232	$38,538	$27,904

EXPENSES
Compensation and Benefits Expense	7,263	5,983	14,651	12,023
General and Administrative Expenses	2,169	1,973	4,090	4,426
TOTAL OPERATING EXPENSES	9,432	7,956	18,741	16,449
Operating Income	9,956	6,276	19,797	11,455

OTHER INCOME/(EXPENSE)
Interest and Dividend Income	112	127	185	247
Interest Expense	(77)	(405)	(232)	(855)
Realized and Unrealized Gain/(Loss) on Equity Securities, Net	(871)	3,729	(407)	1,909
Other Income/(Expense)	1,208	(515)	161	(1,096)
Total Other Income/(Expense)	372	2,936	(293)	205
Income Before Income Taxes	10,328	9,212	19,504	11,660
Income Tax Provision/(Benefit)	2,547	(64)	2,448	(338)
Consolidated Net Income	7,781	9,276	17,056	11,998
Less: Net Income Attributable to Non-Controlling Interests	7,308	8,455	15,599	10,695
Net Income Attributable to Pzena Investment Management, Inc.	$473	$821	$1,457	$1,303

Net Income for Basic Earnings per Share	$473	$821	$1,457	$1,303
Basic Earnings per Share	$0.05	$0.10	$0.16	$0.17
Basic Weighted Average Shares Outstanding	9,367,659	8,633,041	9,002,379	7,795,194

Net Income for Diluted Earnings per Share	$473	$4,330	$10,464	$6,860
Diluted Earnings per Share	$0.05	$0.07	$0.16	$0.11
Diluted Weighted Average Shares Outstanding	9,367,659	64,778,860	65,012,960	64,566,604

Cash Dividends per Share	$0.03	$—	$0.03	$—

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

OPERATING ACTIVITIES
Consolidated Net Income	$7,781	$9,276	$17,056	$11,998
Adjustments to Reconcile Net Income:
Depreciation	104	120	211	241
Non-Cash Compensation	822	310	1,664	561
Director Share Grant	14	—	27	280
Realized and Unrealized (Gain)/Loss on Equity Securities, Net	871	(3,729)	407	(1,909)
Increase/(Decrease) in Liability to Selling and Converting Shareholders	(1,118)	602	(92)	1,204
Deferred Income Taxes	1,869	(526)	1,098	(1,193)

Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	134	(296)	58	2,994
Due from Broker	(55)	2	45	6
Restricted Cash	(5)	—	(9)	—
Prepaid Expenses and Other Assets	(3)	153	(136)	6
Due to Broker	88	(10)	(636)	(16)
Due to Principles	—	57	—	653
Accounts Payable, Accrued Expenses, and Other Liabilities	3,070	2,194	4,363	2,325
Purchases of Equity Securities	(2,358)	(2,285)	(3,511)	(4,857)
Proceeds from Sale of Equity Securities	3,284	2,184	4,151	5,615
Net Cash Provided by Operating Activities	14,498	8,052	24,696	17,908

INVESTING ACTIVITIES
Receivable from Related Parties	—	47	40	49
Proceeds from Sale of Investments	2,824	—	2,824	—
Disposals of Property and Equipment	(3)	—	(3)	—
Purchases of Property and Equipment	3	(6)	(4)	(6)
Net Cash Provided by Investing Activities	2,824	41	2,857	43

FINANCING ACTIVITIES
Distributions to Non-Controlling Interests	(9,927)	(4,906)	(13,903)	(7,480)
Contributions from Non-Controlling Interests	4,321	—	4,321	—
Retirement of B Units	—	—	(2)	—
Term Loan and Senior Subordinated Notes Repayment	(7,500)	(4,000)	(10,000)	(12,000)
Dividends	(281)	—	(281)	—
Net Cash Used in Financing Activities	(13,387)	(8,906)	(19,865)	(19,480)

NET CHANGE IN CASH	$3,935	$(813)	$7,688	$(1,529)

CASH AND CASH EQUIVALENTS - Beginning of Period	$19,661	$26,705	$15,908	$27,421
Net Change in Cash	3,935	(813)	7,688	(1,529)
CASH AND CASH EQUIVALENTS - End of Period	$23,596	$25,892	$23,596	$25,892

Supplementary Cash Flow Information:
Interest Paid	$77	$392	$232	$859
Income Taxes Paid	$1,131	$753	$1,954	$1,372

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share amounts)

	Shares of	Shares of
	Class A	Class B	Class A	Additional	Accumulated	Non-Controlling
	Common Stock	Common Stock	Common Stock	Paid-In Capital	Deficit	Interests	Total

Balance at December 31, 2009	8,633,041	55,659,236	$86	$10,104	$(1,920)	$19,088	$27,358
Unit Conversion	734,618	(734,618)	7	368	—	(318)	57
Retirement of Class B Units	—	(700)	—	—	—	(2)	(2)
Directors’ Shares	—	—	—	2	—	25	27
Amortization of Non-Cash Compensation	—	7,500	—	181	—	1,121	1,302
Net Income	—	—	—	—	1,457	15,599	17,056
Contributions from Non-Controlling Interests	—	—	—	—	—	4,321	4,321
Distributions to Non-Controlling Interests	—	—	—	(63)	—	(13,840)	(13,903)
Class A Cash Dividends Paid ($0.03 per share)	—	—	—	—	(281)	—	(281)
Balance at June 30, 2010	9,367,659	54,931,418	$93	$10,592	$(744)	$25,994	$35,935

See accompanying notes to consolidated financial statements.

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

Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of June 30, 2010, the Company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following private investment partnerships as of June 30, 2010:

		Company’s
		Ownership at
Entity	Type of Entity (Date of Formation)	June 30, 2010
Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	0.0%
Pzena Emerging Market Countries Value Service	Delaware Limited Liability Company (12/28/2007)	0.0%
Pzena Emerging Markets Focused Value Service	Delaware Limited Liability Company (12/28/2007)	0.0%

Note 2—Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations.  The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest and variable-interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary (“consolidated subsidiaries”).  As required by the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company also consolidates non-variable-interest entities in which it acts as the general partner or managing member.  All of these entities represent private investment partnerships over which the Company exercises or exercised control.  Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company.  All significant inter-company transactions and balances have been eliminated.

The Pzena Global Value Service and the Pzena Europe, Australasia, and Far East (“EAFE”) Value Service (formerly known as the International Value Service) are limited liability companies whose managing members are or were members of the executive committee of the operating company, or the operating company itself.  Until December 31, 2009, neither of these entities were considered VIEs, as the members of the executive committee of the operating company and/or the operating company were the majority holders of the equity investments and had controlling financial interests in the partnerships.  Each of these limited liability companies were considered entities “similar” to limited partnerships, and are subject to the guidance of the Consolidation Topic of the FASB ASC.  Under each of their respective operating agreements, none of these entities’ non-managing members had the ability to remove the managing member under any circumstance, nor did they have any participating rights.  As a result, nothing substantive existed to overcome the presumption of control by the managing member, as required by the Consolidation Topic of the FASB ASC.  Since the managing members of these entities were either the operating company, or one of the controlling persons of the operating company, their results of operations and financial position had been consolidated through December 30, 2009.

Effective December 31, 2009, substantially all of the Company’s investments in the Pzena Global Value Service and the Pzena EAFE Value Service, held to satisfy the Company’s obligations under its deferred compensation program, were reallocated to the Pzena Large Cap Value Fund.  Also effective December 31, 2009, the investments of the operating company’s executive committee members in the Pzena Global Value Service and the Pzena EAFE Value Service were transferred to a separately-managed account.  Since the remaining holders of the equity investments in the partnerships subsequent to these transactions lacked a controlling financial interest in these partnerships, as of December 31, 2009, these entities were deemed VIEs.  The Company is not considered the primary beneficiary of these entities.  Correspondingly, the Pzena Global Value Service and the Pzena EAFE Value Service were deconsolidated effective December 31, 2009.  The results of operations and financial position of each of these entities were consolidated through December 30, 2009.  The Pzena Global Value Service and the Pzena EAFE Value Service, and other VIEs that are not consolidated, continue receiving investment management services from the Company, and are vehicles through which

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

the Company offers its Global Value and/or its EAFE Value strategies.  The total net assets of these VIEs was approximately $466.9 million and $522.1 million at June 30, 2010 and December 31, 2009, respectively.  The Company is not exposed to losses as a result of its involvement with these entities, since it has no direct investment in them.

During the three months ended June 30, 2010, the Company redeemed its investments in the Pzena Large Cap Value Fund, the Pzena Emerging Market Countries Value Service, and the Pzena Emerging Markets Focused Value Service.  Since the controlling financial interest in these partnerships is held by the operating company, and not by the holders of the equity investments in the partnerships, these entities are deemed VIEs.  Since certain members of the operating company’s executive committee are majority holders of the equity investments in the partnerships, the Company is considered the primary beneficiary of these entities.  As such, the results of operations and financial position of these entities continue to be consolidated by the Company in accordance with the Consolidation Topic of the FASB ASC.  The Company’s investments previously held in the Pzena Large Cap Value Fund to satisfy the Company’s obligations under its deferred compensation program have been transferred to a third-party fund and are included in cash and cash equivalents at June 30, 2010.

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

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

company Class B units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate.

For the three and six months ended June 30, 2010 and 2009, the Company’s diluted net income was determined as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$7,470	$6,119	$15,761	$9,685
Less: Assumed Corporate Income Taxes	3,201	2,610	6,754	4,128
Assumed After-Tax Income of Pzena Investment Management, LLC	$4,269	$3,509	$9,007	$5,557

Assumed After-Tax Income of Pzena Investment Management, LLC	$4,269	$3,509	$9,007	$5,557
Net Income of Pzena Investment Management, Inc.	473	821	1,457	1,303
Diluted Net Income(1)	$4,742	$4,330	$10,464	$6,860

(1) Since the assumed incremental income results in an increase in per share income for the three months ended June 30, 2010, the assumed effects of the conversion of operating company Class B units, options to purchase operating company units, options to purchase Class A common stock, and phantom operating company units are excluded from the calculation of diluted income per share.

For the three months ended June 30, 2010, 54,931,418 operating company units, 3,618,872 options to purchase operating company units, 961,750 options to purchase Class A common stock, and 142,555 phantom operating company units were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for the period.  For the six months ended June 30, 2010, 1,620,060 options to purchase operating company units, 961,750 options to purchase Class A common stock, and 84,916 phantom operating company units were excluded from the calculation of diluted net income per share, as their inclusion would have had a similarly antidilutive effect for the period.  For the three and six months ended June 30, 2009, 954,310 options to purchase operating company units and 67,371 phantom operating company units were excluded from the calculation of diluted net income per share, as their inclusion also would have had an antidilutive effect.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2010 and 2009, the Company’s basic and diluted earnings per share were determined as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands, except share and per-share amounts)

Net Income for Basic Earnings per Share	$473	$821	$1,457	$1,303
Basic Weighted Average Shares Outstanding	9,367,659	8,633,041	9,002,379	7,795,194
Basic Earnings per Share	$0.05	$0.10	$0.16	$0.17

Net Income for Diluted Earnings per Share	$473	$4,330	$10,464	$6,860
Dilutive Effect of Operating Company Class B Units(1)	—	55,559,751	55,326,546	56,397,598
Dilutive Effect of Phantom Units(1)	—	564,211	19,057	363,224
Dilutive Effect of Options(1)	—	21,857	664,978	10,588
Diluted Weighted Average Shares Outstanding	9,367,659	64,778,860	65,012,960	64,566,604
Diluted Earnings per Share	$0.05	$0.07	$0.16	$0.11

(1) Since the assumed incremental income results in an increase in per share income for the three months ended June 30, 2010, the assumed effects of the conversion of operating company Class B units, options to purchase operating company units, options to purchase Class A common stock, and phantom operating company units are excluded from the calculation of diluted income per share.

Cash and Cash Equivalents:

At June 30, 2010, cash and cash equivalents was $23.6 million, inclusive of $2.1 million set aside to satisfy our obligations under our deferred compensation program and $0.1 million held by the Company’s consolidated subsidiaries.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposit and other accounts whose balances, at times, exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis on the consolidated statements of operations.

Restricted Cash:

The Company maintains a compensating balance of $1.4 million at June 30, 2010 as collateral for a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its New York office space.  Such amounts are recorded in restricted cash on the consolidated statements of financial condition.

Due to/from Broker:

Due to/from broker consists primarily of cash balances and amounts receivable/payable for unsettled securities transactions held/initiated at the clearing brokers of the Company’s consolidated investment partnerships.  At June 30, 2010, due from broker on the consolidated statement of financial condition represents assets of consolidated VIEs that can be used only to settle obligations of the consolidated VIEs and due to broker represents liabilities of the consolidated VIEs for which creditors (or beneficial interest holders) do not have recourse to the general credit of the Company.

Investments in Securities:

Investments in equity securities represent the securities held by the Company and its consolidated investment partnerships.  All such securities are recorded at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.  At June 30, 2010, all such investments in equity securities represent assets of the Company’s consolidated VIEs and can be used only to settle the obligations of those entities.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

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

The Company’s fair value measurements relate to its consolidated investment partnerships’ investments in equity securities, which are exchange-traded securities with quoted prices in active markets.  The fair value measurements of the securities have been classified as Level 1.

The following table presents these instruments’ fair value at June 30, 2010:

	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Equity Securities	$4,080	$—	$—

Total Fair Value	$4,080	$—	$—

The following table presents these instruments’ fair value at December 31, 2009:

	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Equity Securities	$7,951	$—	$—

Total Fair Value	$7,951	$—	$—

Securities Valuation:

Investments in equity securities which are traded on a national securities exchange are carried at fair value based on the last

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.  For the three months ended June 30, 2010 and 2009, approximately 10.5% and 11.2%, respectively, of the Company’s advisory fees were generated from an advisory agreement with one client.  For the six months ended June 30, 2010 and 2009, fees generated from this agreement comprised 10.0% and 11.9%, respectively, of the Company’s total advisory fees.  At June 30, 2010 and December 31, 2009, no allowance for doubtful accounts has been deemed necessary.

Financial Instruments:

On February 28, 2008, the operating company entered into an interest rate swap agreement, as discussed further in Note 9.  This interest rate swap was subsequently unwound in conjunction with the termination of the credit agreement in September 2009.  The counterparty to this agreement was a major financial institution.  The Company’s swap agreement was designated as a trading derivative and the fair value was recorded in other liabilities, with changes to the swap’s fair value recognized as a component of other income/(expense).  For the three and six months ended June 30, 2009, the Company recognized less than $0.1 million and $0.1 million, respectively, in other income related to such changes.

Pursuant to the guidance in the Derivatives and Hedging Topic of the FASB ASC, it is a requirement to disclose balance sheet and income statement amounts of derivatives, as well as their locations within the financial statements.  The following table summarizes the impact of the Company’s derivative financial instruments on its results of operations for the three and six months ended June 30, 2009:

		Amount of Loss Recognized
Derivatives Not Accounted For As Hedging		in Income of Derivative
Instruments Under the Derivatives and	Statement of	For the Three Months	For the Six Months
Hedging Topic of the FASB ASC	Operations Account	Ended June 30, 2009	Ended June 30, 2009
		(in thousands)

Interest Rate Contracts	Other Expense	$43	$68
Total		$43	$68

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

The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At June 30, 2010, the Company had a $63.6 million valuation allowance against the deferred tax asset recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock.  At December 31, 2009, the Company had a $60.3 million valuation allowance recorded against this deferred tax asset.  The income tax provision, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.  The Company records its deferred tax liabilities as a component of other liabilities on the consolidated statements of financial condition.

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

Recent Accounting Pronouncements:

In June 2009, the FASB issued a new standard that requires an enterprise to perform a qualitative analysis to determine whether its variable-interests give it a controlling financial interest in a VIE.  Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  An enterprise that holds a controlling financial interest in a VIE is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  The standard also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a VIE, and additional disclosures about an enterprise’s involvement in VIEs, and any significant changes in risk exposure due to that involvement.  The standard is effective for fiscal years beginning after November 15, 2009.  In November 2009, the FASB issued a proposed standard update, which defers the consolidation criteria requirements of this new standard for assets managers’ interests in entities that apply the specialized accounting guidance for investment companies, or that have the attributes of investment companies.  As of January 27, 2010, the FASB decided to make official the deferral of this standard for certain investment entities.  The Company has evaluated its interests in VIEs and determined that the standard is applicable for the Company’s investment in its operating company, but that the Company meets the criteria for deferral provided in this standard for its VIEs.  The Company adopted the updated guidance on January 1, 2010, and it had no impact on the Company’s consolidated financial statements.  The Company is monitoring future guidance for updates on the treatment of its interests in its VIEs.

Note 3—Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	June 30,	December 31,
	2010	2009
	(in thousands)

Leasehold Improvements	$2,145	$2,145
Furniture and Fixtures	1,162	1,163
Computer Hardware	944	948
Office Equipment	243	243
Computer Software	212	201
Total	4,706	4,700
Less: Accumulated Depreciation and Amortization	(2,596)	(2,385)
Total	$2,110	$2,315

Depreciation is included in general and administrative expenses and totaled $0.1 million for each of the three months ended June 30, 2010 and 2009.  Such expenses totaled $0.2 million for each of the six months ended June 30, 2010 and 2009.

Note 4—Related Party Transactions

For the three and six months ended June 30, 2010, the Company earned $1.3 million and $2.7 million, respectively, in investment advisory fees from unconsolidated entities for which it acts as the investment manager.  For the three and six months ended June 30, 2009, such advisory fees totaled $1.2 million and $2.1 million, respectively.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

At both June 30, 2010 and December 31, 2009, the Company had less than $0.1 million remaining of an advance to an international investment company for organization and start-up costs, which is included in receivable from related parties on the consolidated statements of financial condition.  The Company is the sponsor and investment manager of this entity.

At December 31, 2009, receivables from related parties included less than $0.1 million of loans to employees.  No such loans existed at June 30, 2010.  These loans were in the form of forgivable promissory notes, which were amortized through compensation expense pursuant to their terms.  For the three months ended June 30, 2010, no amortization was recognized as compensation and benefits expense.  For the three months ended June 30, 2009, less than $0.1 million of such amortization was recognized as compensation and benefits expense.  For each of the six months ended June 30, 2010 and 2009, such amortization totaled less than $0.1 million.

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

On October 28, 2008, the Company issued an aggregate of $16.0 million principal amount of Senior Subordinated Notes to entities established by Richard S. Pzena, the Company’s Chief Executive Officer, for the benefit of certain of his family members, an entity controlled by a Company Director, and a former employee.  On December 31, 2009, the Company repaid a total of $6.0 million principal amount outstanding of Senior Subordinated Notes to the entity controlled by the Company Director and a former employee.  On March 31, 2010, the Company repaid a total of $2.5 million principal amount outstanding of the Senior Subordinated Notes pro-rata to the entities established by Richard S. Pzena.  During the three months ended June 30, 2010, the Company repaid the remaining $7.5 million principal amount outstanding of Senior Subordinated Notes held by the entities established by Richard S. Pzena.

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

The Company leases office space under a non-cancelable operating lease agreement which expires on October 31, 2015.  The Company reflects minimum lease expense on a straight-line basis over the lease term.  Lease expenses totaled $0.5 million for each of the three months ended June 30, 2010 and 2009, and are included in general and administrative expenses.  Such expenses totaled $1.1 million for each of the six months ended June 30, 2010 and 2009.

Note 6—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Cash Compensation and Other Benefits	$6,441	$5,673	$12,987	$11,462
Non-Cash Compensation	822	310	1,664	561
Total Compensation and Benefits Expense	$7,263	$5,983	$14,651	$12,023

For the three and six months ended June 30, 2010 and 2009, the Company granted no options to purchase capital units of the operating company and no options to purchase shares of Class A common stock pursuant to its 2006 Plan and 2007 Plan.

For the three and six months ended June 30, 2010 and 2009, the operating company granted 7,000 and 30,000, respectively, restricted Class B units to certain members pursuant to its 2006 Plan.  These unit grants each vest ratably over a four-year period commencing January 1, 2010 and 2009, respectively.  The amortization of these awards was not material for the three and six months ended June 30, 2010 and 2009.

Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), which became effective January 1, 2007, eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  Amounts deferred may take the form of phantom Class B units, or be invested in third-party funds at the employee’s discretion, and vest ratably over four years.  At both June 30, 2010 and December 31, 2009, the liability associated with deferred compensation investment accounts was approximately $0.4 million, and has been included as a component of other liabilities

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

on the consolidated statements of financial condition.  For the three months ended June 30, 2010 and 2009, the Company recognized approximately $0.3 million and $0.2 million, respectively, in compensation and benefits expense associated with the amortization of all deferred compensation awards.  For the six months ended June 30, 2010 and 2009, the Company recognized approximately $0.6 million and $0.4 million, respectively, in such expense.

As of June 30, 2010 and December 31, 2009, the Company had approximately $4.1 million and $5.3 million, respectively, in unrecorded compensation expense related to unvested operating company phantom units issued pursuant to our deferred compensation plan, operating company Class B unit and option grants issued under the Company’s 2006 Plan, and Class A stock option grants issued under our 2007 Plan.

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

During 2009, the Company reduced the notional amount of its interest rate swap in tandem with the reductions in principal amounts outstanding under a credit agreement.  The amounts paid to the counterparty in exchange for these reductions for the three and six months ended June 30, 2009 were approximately $0.1 million and $0.3 million, respectively.  For the three and six months ended June 30, 2009, the Company recognized less than $0.1 million and $0.1 million, respectively, in other expense associated with the change in fair value of the swap agreement.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 10—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  Neither it, nor the Company’s other consolidated subsidiaries, has made a provision for federal or state income taxes because it is the individual responsibility of each of these entities’ members (including the Company) to separately report their proportionate share of the respective entity’s taxable income or loss.  The operating company has made a provision for New York City UBT.  Subsequent to the offering and reorganization on October 30, 2007, the Company, as a “C” corporation under the Internal Revenue Code, is liable for federal, state, and local taxes on the income derived from its economic interest in its operating company, which is net of UBT.  Correspondingly, in its consolidated financial statements, the Company reports both the operating company’s provision for UBT, as well as its provision for federal, state, and local corporate taxes.

The components of the income tax provision/(benefit) are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Current Provision:
Unincorporated Business Taxes	$678	$462	$1,349	$855
Local Corporate Tax	—	—	—	—
State Corporate Tax	—	—	—	—
Federal Corporate Tax	—	—	—	—
Total Current Provision	$678	$462	$1,349	$855

Deferred Provision:
Unincorporated Business Taxes	$(56)	$(56)	$(112)	$(111)
Local Corporate Tax	58	43	116	63
State Corporate Tax	110	82	221	123
Federal Corporate Tax	378	281	761	422
Total Deferred Provision	$490	$350	$986	$497

Change in Valuation Allowance	1,379	(876)	113	(1,690)

Total Income Tax Provision/(Benefit)	$2,547	$(64)	$2,448	$(338)

For the three and six months ended June 30, 2010 and 2009, the Company’s taxable income was determined as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Income Before Taxes	$10,328	$9,212	$19,504	$11,660
Unincorporated Business Taxes	(622)	(406)	(1,237)	(744)
Non-Controlling Interests	(7,308)	(8,455)	(15,599)	(10,695)
Income Before Corporate Income Taxes	$2,398	$351	$2,668	$221

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.  It is the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions, as part of the tax provision.  For the three and six months ended June 30, 2010 and 2009, no such expenses were recognized.  As of June 30, 2010 and December 31, 2009, no such accruals were recorded.

The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2006.  All tax years subsequent to, and including, 2006 are considered open and subject to examination by tax authorities.

Prior to October 30, 2007, the operating company was a cash basis taxpayer.  As a result of the Company’s acquisition of Class B units in conjunction with the offering, the operating company was required to become an accrual basis taxpayer.  Pursuant to Section 481 of the Internal Revenue Code, the cumulative difference between the two methods of taxpaying are amortizable over four years.  These differences generated approximately $0.1 million and $0.2 million in deferred tax liabilities as of June 30, 2010 and December 31, 2009, respectively.  Such amounts are recorded in other liabilities in the consolidated statements of financial condition.

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

As discussed further in Note 14, Shareholders’ Equity, below, on March 31, 2010, and March 3, 2009, certain of the operating company’s members exchanged an aggregate of 734,618 and 2,445,973, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock.  The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $3.6 million deferred tax asset and a corresponding $3.0 million liability to converting shareholders on March 31, 2010, and a $2.5 million deferred tax asset and a corresponding $2.2 million liability to converting shareholders on March 3, 2009.  The Company assessed the realizability of the deferred tax asset associated with each of these exchanges and determined that a portion of their benefits would go unutilized.  Consequently, at March 31, 2010 and March 3, 2009, the Company established valuation allowances of $3.2 million and $2.4 million, respectively, to reduce the deferred tax asset to, at each date, an amount more likely than not to be realized.  These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders by $2.7 million and $2.0 million at March 31, 2010 and March 3, 2009, respectively, to reflect this change in the estimated realization of the asset.  As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

During the three months ended June 30, 2010 and 2009, the Company’s valuation allowance was increased by approximately $1.4 million and reduced by approximately $0.9 million, respectively, due to revised estimates of future taxable income.  To reflect this change in the estimated realization of the asset, the Company correspondingly decreased its liability to selling and converting shareholders by $1.1 million for the three months ended June 30, 2010 and increased its liability to selling and converting shareholders by $0.6 million for the three months ended June 30, 2009.  During the six months ended June 30, 2010 and 2009, including the effects of the conversion discussed earlier, the Company’s valuation allowance was increased by approximately $0.1 million and reduced by approximately $1.7 million, respectively, due to revised estimates of future taxable income.  To reflect this change in the estimated realization of the asset, the Company correspondingly decreased its liability to selling and converting shareholders by $0.1 million for the six months ended June 30, 2010 and increased its liability to selling and converting shareholders by $1.2 million for the six months ended June 30, 2009.  The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax provision and other expense, respectively, on the consolidated statements of operations.  As of June 30, 2010 and December 31, 2009, the net values of all deferred tax assets were approximately $5.9 million and $6.8 million, respectively.

As of June 30, 2010 and December 31, 2009, the net values of the liability to selling and converting shareholders were approximately $5.9 million and $5.6 million, respectively.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

The change in the Company’s net deferred tax assets for the three and six months ended June 30, 2010 is summarized as follows:

			Valuation
	Section 754	Other	Allowance	Net
	(in thousands)

Balance at December 31, 2009	$65,006	$2,001	$(60,253)	$6,754
Deferred Tax Expense	(726)	173	—	(553)
Unit Conversion	3,577	—	(3,186)	391
Change in Valuation Allowance	—	—	1,266	1,266
Balance at March 31, 2010	$67,857	$2,174	$(62,173)	$7,858
Deferred Tax Expense	(849)	303	—	(546)
Change in Valuation Allowance	—	—	(1,379)	(1,379)
Balance at June 30, 2010	$67,008	$2,477	$(63,552)	$5,933

The change in the Company’s net deferred tax assets for the three and six months ended June 30, 2009 is summarized as follows:

			Valuation
	Section 754	Other	Allowance	Net
	(in thousands)

Balance at December 31, 2008	$65,368	$785	$(62,709)	$3,444
Deferred Tax Expense	(714)	512	—	(202)
Unit Conversion	2,532	—	(2,380)	152
Change in Valuation Allowance	—	—	814	814
Balance at March 31, 2009	$67,186	$1,297	$(64,275)	$4,208
Deferred Tax Expense	(726)	320	—	(406)
Change in Valuation Allowance	—	—	876	876
Balance at June 30, 2009	$66,460	$1,617	$(63,399)	$4,678

Note 11—Investments in Equity Securities, at Fair Value

Investments in equity securities consisted of the following at June 30, 2010:

	Cost	Unrealized Loss	Fair Value
		(in thousands)

Equities	$4,095	$(15)	$4,080

Investments in equity securities consisted of the following at December 31, 2009:

	Cost	Unrealized Gain	Fair Value
		(in thousands)

Equities	$7,321	$630	$7,951

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 12—Non-Controlling Interests

Non-controlling interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$7,470	6,119	$15,761	9,685
Non-Controlling Interest of Consolidated Subsidiaries	(162)	2,336	(162)	1,010
Non-Controlling Interests	$7,308	$8,455	$15,599	$10,695

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

Note 14—Shareholders’ Equity

The Company was incorporated in the State of Delaware on May 8, 2007.  On October 30, 2007, the Company consummated an initial public offering of shares of its Class A common stock, par value $0.01 per share.  These net proceeds were used to purchase Class B units of the operating company.  Concurrently with the consummation of the Company’s initial public offering, the operating agreement of the operating company was amended and restated such that, among other things, (i) the Company became the sole managing member of the operating company, (ii) the Class B units of the operating company that the Company acquired were reclassified as Class A units of the operating company, and (iii) the holders of the remaining outstanding Class B units of the operating company were reclassified as Class B units of the operating company.  Class A and Class B units of the operating company have the same economic rights per unit.  As of June 30, 2010, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 14.6% and 85.4%, respectively, of the economic interests in the operations of the business.  As of December 31, 2009, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interests in the operations of the business.

Each holder of a Class B unit of the operating company is issued a corresponding share of the Company’s Class B common stock, par value $0.000001 per share, in exchange for payment of this par value.  Each share of the Company’s Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of the Company’s common stock outstanding.  From this time and thereafter, each share of the Company’s Class B common stock entitles its holder to one vote.  When a Class B unit is exchanged for a share of the Company’s Class A common stock or forfeited, a corresponding share of the Company’s Class B common stock will automatically be redeemed and cancelled.  Conversely, to the extent that the Company causes the operating company to issue additional Class B units to

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

employees pursuant to its equity incentive plan, these additional holders of Class B units would be entitled to receive a corresponding number of shares of the Company’s Class B common stock (including if the Class B units awarded are subject to vesting).

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

Pursuant to the operating agreement of the operating company, each vested Class B unit is exchangeable for a share of the Company’s Class A common stock, subject to certain exchange timing and volume limitations.

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

The incremental assets and liabilities assumed in the exchanges were recorded on March 31, 2010 and March 3, 2009 as follows:

	March 31,	March 3,
	2010	2009
	(in thousands)

Pzena Investment Management, LLC Members’ Capital	$10,140	$33,788
Pzena Investment Management, LLC Accumulated Deficit	(9,824)	(33,679)
Realizable Deferred Tax Asset	391	152
Net Tax Receivable Liability to Converting Unitholders	(332)	(129)
Total	$375	$132

Common Stock, at Par	$7	$25
Additional Paid-in Capital	368	107
Total	$375	$132

Note 15—Subsequent Events

As required by the Subsequent Events Topic of the FASB ASC, the Company evaluated subsequent events through the issuance date of its financial statements.

On July 27, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.03 per share of Class A common stock, payable on September 2, 2010 to shareholders of record as of August 19, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an investment management firm that utilizes a classic value investment approach in each of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At June 30, 2010, our assets under management, or AUM, was $13.1 billion.  We manage separate accounts on behalf of institutions and high net worth individuals and act as a sub-investment adviser for a variety of SEC-registered mutual funds and offshore funds.

We function as the holding company through which the business of our operating company, Pzena Investment Management, LLC, is conducted.  Following our initial public offering and reorganization on October 30, 2007, we became the sole managing member of Pzena Investment Management, LLC.  As such, we now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and other investors’ collective membership interest in our operating company, we reflect their ownership as a non-controlling interest in our consolidated financial statements.  As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company’s net income.  As of June 30, 2010, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 14.6% and 85.4%, respectively, of the economic interests in the operations of the business.

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

Compensation and Benefits Expense

Our largest expense is compensation and benefits, which includes the salaries, bonuses, equity-based compensation and related benefits and payroll costs attributable to our members and employees.  Compensation and benefits packages are benchmarked against relevant industry and geographic peer groups in order to attract and retain qualified personnel.  The table included in the section below describes the components of our compensation expense for the three and six months ended June 30, 2010 and 2009:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Cash Compensation and Other Benefits	$6,441	$5,673	$12,987	$11,462
Other Non-Cash Compensation	822	310	1,664	561
Total Compensation and Benefits Expense	$7,263	$5,983	$14,651	$12,023

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

On January 1, 2007, we instituted a deferred compensation plan, in which employees who earn in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount.  These deferred amounts may take the form of phantom Class B units, or be invested in a variety of third-party funds at the employee’s discretion, and vest ratably over four years.  Amounts deferred in any period reduce that period’s cash compensation expense and vest ratably over a four-year period beginning on January 1 of the next year.  Should additional amounts be deferred in future periods, we would expect the non-cash portion of our compensation expense to increase as the existing and subsequently deferred amounts are amortized through income.

As of June 30, 2010, we had approximately $4.1 million in unrecorded compensation expense related to unvested operating company phantom units issued pursuant to our deferred compensation plan, operating company Class B unit and option grants issued under our 2006 Plan, and Class A stock and option grants issued under our 2007 Plan.  We expect that the amortization of the existing unvested amounts will be approximately $1.3 million for the remainder of 2010, $2.6 million for 2011, and $0.1 million for 2012, with a negligible amount amortized thereafter.

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

Other Income/(Expense)

Other income/(expense) is derived primarily from the investment income or loss which arose from our investments in various private investment vehicles that we employed to incubate new strategies prior to their redemption during the three months ended June 30, 2010, the non-controlling interest allocation of the income or loss of our consolidated investment partnerships to their outside investors, interest expense on our outstanding debt prior to its extinguishment, mark-to-market movements on our swap agreement prior to its termination, and interest income generated on our cash balances.  Other income/(expense) is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was executed in connection with our reorganization and offering on October 30, 2007.  As discussed further below, under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from the Company’s acquisitions of operating company units from its selling and converting shareholders.  Amounts waived by our selling and converting shareholders have, and would, reduce this liability.  We expect the interest and investment components, if any, of other income/(expense), in the aggregate, to fluctuate based on market conditions.

Non-Controlling Interests

Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence.  After our reorganization, we became the sole managing member of our operating company and now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company’s net income.  As of June 30, 2010, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 14.6% and 85.4%, respectively, of the economic interests in the operations of the business.

Income Tax Provision/(Benefit)

While our operating company has historically not been subject to U.S. federal and certain state income taxes, it has been subject to New York City Unincorporated Business Tax.  As a result of our reorganization, we are subject to taxes applicable to C-corporations.  As such, our effective tax rate has increased as a result of our reorganization.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  As of June 30, 2010 and  December 31, 2009, the Company’s valuation allowance against the deferred tax asset associated with our acquisition of operating company units in conjunction with the offering and subsequent exchanges was $63.6 million and $60.3 million, respectively.

Operating Results

General

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

Beginning in the second half of 2007 and continuing through the quarter ended March 31, 2009, the performance of our investment strategies was negatively impacted by significant volatility in the equity markets.  Performance prior to March 31, 2009 was influenced by our overweight investment exposure to the financial services sector in particular.  Subsequent to March 31, 2009, all of our investment strategies experienced substantial improvement in their performance, and significantly outperformed their respective benchmarks.  As a result, our assets under management increased by $2.5 billion, or 23.6%, from $10.6 billion at June 30, 2009, to $13.1 billion at June 30, 2010, due to positive performance of $2.2 billion and net inflows of $0.3 billion.

For the three months ended June 30, 2010, we experienced net outflows of $0.3 billion, consisting of gross outflows of $1.0 billion, offset by gross inflows of $0.7 billion.  Our institutional accounts experienced gross outflows of $0.5 billion, which were offset by $0.3 billion in gross inflows.  For the six months ended June 30, 2010, we experienced net outflows of $0.4 billion, consisting of gross outflows of $1.8 billion, offset by gross inflows of $1.4 billion.  Our institutional accounts experienced gross outflows of $0.8 billion, which were offset by $0.7 billion in gross inflows.  Institutional gross outflows are frequently due to a wide range of client decisions.  For the three and six months ended June 30, 2010, these decisions included: rebalancing to target portfolio weight following a strong performance period, adoption of de-risking strategies, adjustment of portfolio target weights, and changes by plan decision-makers and investment committees.  The institutional gross inflows were mainly attributable to existing client contributions.

For the three months ended June 30, 2010, our retail accounts experienced $0.5 billion in gross outflows and $0.4 billion in gross inflows.  For the six months ended June 30, 2010, our retail accounts experienced $1.0 billion in gross outflows and $0.7 billion in gross inflows.

Our average AUM fluctuates based on changes in the market value of accounts advised and managed by us, and on fund flows.  Accordingly, given our higher average AUM levels, our revenues for the three and six months ended June 30, 2010 have increased compared to our revenues for the three and six months ended June 30, 2009.  An increase in revenue typically results in higher operating income and net income.

Assets Under Management and Flows

The change in AUM in our institutional accounts and our retail accounts for the three and six months ended June 30, 2010 and 2009 and the twelve months ended June 30, 2010 is described below:

	For the Three Months		For the Six Months		For the Twelve Months
	Ended June 30,		Ended June 30,		Ended June 30,
Assets Under Management	2010	2009	2010	2009	2010
			(in billions)
Institutional Accounts
Beginning of Period Assets	$11.7	$6.0	$10.7	$7.4	$7.5
Inflows	0.3	0.3	0.7	0.8	2.5
Outflows	(0.5)	(0.6)	(0.8)	(1.2)	(1.6)
Net Flows	(0.2)	(0.3)	(0.1)	(0.4)	0.9
Market Appreciation/(Depreciation)	(1.5)	1.8	(0.6)	0.5	1.6
End of Period Assets	$10.0	$7.5	$10.0	$7.5	$10.0
Retail Accounts
Beginning of Period Assets	$3.7	$2.6	$3.6	$3.3	$3.1
Inflows	0.4	0.3	0.7	0.6	1.5
Outflows	(0.5)	(0.4)	(1.0)	(1.0)	(2.1)
Net Flows	(0.1)	(0.1)	(0.3)	(0.4)	(0.6)
Market Appreciation/(Depreciation)	(0.5)	0.6	(0.2)	0.2	0.6
End of Period Assets	$3.1	$3.1	$3.1	$3.1	$3.1
Total
Beginning of Period Assets	$15.4	$8.6	$14.3	$10.7	$10.6
Inflows	0.7	0.6	1.4	1.4	4.0
Outflows	(1.0)	(1.0)	(1.8)	(2.2)	(3.7)
Net Flows	(0.3)	(0.4)	(0.4)	(0.8)	0.3
Market Appreciation/(Depreciation)	(2.0)	2.4	(0.8)	0.7	2.2
End of Period Assets	$13.1	$10.6	$13.1	$10.6	$13.1

At June 30, 2010, our $13.1 billion of AUM was invested in various value-oriented investment strategies representing distinct geographical segments.  The following table describes the allocation of our AUM, as of June 30, 2010 and 2009, among our investment strategies:

	AUM at June 30,
Investment Strategy	2010	2009
	(in billions)

U.S. Value Strategies	$8.8	$8.1
Global Value Strategies	2.6	1.8
Europe, Australasia, and Far East (“EAFE”) Value Strategies	1.7	0.7
Total	$13.1	$10.6

Three Months Ended June 30, 2010 versus June 30, 2009

At June 30, 2010, we managed $13.1 billion in total assets, an increase of $2.5 billion, or 23.6%, from $10.6 billion at June 30, 2009.  The year-over-year increase in AUM was primarily due to $2.2 billion in market appreciation.  Improving overall economic conditions contributed to the performance-related increase in our AUM.

At June 30, 2010, we managed $10.0 billion in institutional accounts and $3.1 billion in retail accounts, for a total of $13.1 billion in assets.  For the three months ended June 30, 2010, assets in institutional accounts decreased by $1.7 billion, or 14.5%, from $11.7 billion at June 30, 2009, to $10.0 billion at June 30, 2010, due to $1.5 billion in market depreciation and $0.5 billion in gross outflows, offset by $0.3 billion in gross inflows.  For the three months ended June 30, 2010, assets in retail accounts decreased by $0.6 billion, or 16.2%, from $3.7 billion at June 30 2009, to $3.1 billion at June 30, 2010, as a result of $0.5 billion in market depreciation and $0.5 billion in gross outflows, offset by $0.4 billion in gross inflows.

Six Months Ended June 30, 2010 versus June 30, 2009

At June 30, 2010, we managed $13.1 billion in total assets, an increase of $2.5 billion, or 23.6%, from $10.6 billion at June 30, 2009.  The year-over-year increase in AUM was primarily due to $2.2 billion in market appreciation.  Improving overall economic conditions contributed to the performance-related increase in our AUM.

At June 30, 2010, we managed $10.0 billion in institutional accounts and $3.1 billion in retail accounts, for a total of $13.1 billion in assets.  For the six months ended June 30, 2010, assets in institutional accounts decreased by $0.7 billion, or 6.5%, due to $0.6 billion in market depreciation and $0.8 billion in gross outflows, offset by $0.7 billion in gross inflows.  For the six months ended June 30, 2010, assets in retail accounts decreased by $0.5 billion, or 13.9%, as a result of $0.2 billion in market depreciation and $1.0 billion in gross outflows, offset by $0.7 billion in gross inflows.

At June 30, 2010, institutional accounts represented 76.3% of our total AUM, compared to 70.8% at June 30, 2009.  At June 30, 2010, our Global Value and EAFE Value investment strategies accounted for 32.8% of our AUM, compared to 23.6% at June 30, 2009.

Revenues

Our revenues from advisory fees earned on our institutional and retail accounts for the three and six months ended June 30, 2010 and 2009 is described below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Revenue	2010	2009	2010	2009
	(in thousands)

Institutional Accounts	$16,133	$11,548	$32,265	$22,628
Retail Accounts	3,255	2,684	6,273	5,276
Total	$19,388	$14,232	$38,538	$27,904

Three Months Ended June 30, 2010 versus June 30, 2009

Our total revenue increased $5.2 million, or 36.6%, to $19.4 million for the three months ended June 30, 2010, from $14.2 million for the three months ended June 30, 2009.  This change was driven primarily by an increase in weighted average AUM, which increased $4.5 billion, or 45.0%, to $14.5 billion for the three months ended June 30, 2010, from $10.0 billion for the three months ended June 30, 2009.

Our weighted average fee rate was 0.533% and 0.568% for the three months ended June 30, 2010 and 2009, respectively.  The decrease in the weighted average fee rate was due primarily to an increase in the average size of our institutional accounts.  Our tiered fee schedules typically charge lower rates as account size increases.  Weighted average assets in institutional accounts increased $3.9 billion, or 54.9%, to $11.0 billion for the three months ended June 30, 2010, from $7.1 billion for the three months ended June 30, 2009, and had a weighted average fee rate of 0.585% and 0.651% for the three months ended June 30, 2010 and 2009, respectively.  Weighted average assets in retail accounts increased $0.6 billion, or 20.7%, to $3.5 billion for the three months ended June 30, 2010, from $2.9 billion for the three months ended June 30, 2009, and had a weighted average fee rate of 0.371% and 0.367% for the three months ended June 30, 2010 and 2009, respectively.  The year-over-year increase was due to the timing of asset flows in our retail accounts and the expiration of the voluntary partial fee waiver on the John Hancock Classic Value Fund, which ended in May 2010.

Six Months Ended June 30, 2010 versus June 30, 2009

Our total revenue increased $10.6 million, or 38.0%, to $38.5 million for the six months ended June 30, 2010, from $27.9 million for the six months ended June 30, 2009.  This change was driven primarily by an increase in weighted average AUM, which increased $4.6 billion, or 47.4%, to $14.3 billion for the six months ended June 30, 2010, from $9.7 billion for the six months ended June 30, 2009.

Our weighted average fee rate was 0.538% and 0.572% for the six months ended June 30, 2010 and 2009, respectively.  The decrease in the weighted average fee rate was due primarily to an increase in the average size of our institutional accounts.  Our tiered fee schedules typically charge lower rates as account size increases.  Weighted average assets in institutional accounts increased $4.0 billion, or 58.8%, to $10.8 billion for the six months ended June 30, 2010, from $6.8 billion for the six months ended June 30, 2009, and had a weighted average fee rate of 0.595% and 0.660% for the six months ended June 30, 2010 and 2009, respectively.

Weighted average assets in retail accounts increased $0.6 billion, or 20.7%, to $3.5 billion for the six months ended June 30, 2010, from $2.9 billion for the six months ended June 30, 2009, and had a weighted average fee rate of 0.359% and 0.364% for the six months ended June 30, 2010 and 2009, respectively.  The year-over-year decrease in weighted average fee rate for retail assets was due to the timing of asset flows in our retail accounts and the effects of the voluntary partial fee waiver on the John Hancock Classic Value Fund, which commenced in May 2009 and expired in May 2010.

Expenses

Our operating expenses are driven primarily by our compensation costs.  The table below describes the components of our compensation expense for the three and six months ended June 30, 2010 and 2009:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Cash Compensation and Other Benefits	$6,441	$5,673	$12,987	$11,462
Other Non-Cash Compensation	822	310	1,664	561
Total Compensation and Benefits Expense	$7,263	$5,983	$14,651	$12,023

Three Months Ended June 30, 2010 versus June 30, 2009

Total operating expenses increased by $1.4 million, or 17.5%, to $9.4 million for the three months ended June 30, 2010, from $8.0 million for the three months ended June 30, 2009.  This increase was primarily attributable to increases in discretionary bonus accruals.

Compensation and benefits expense increased by $1.3 million, or 21.7%, to $7.3 million for the three months ended June 30, 2010, from $6.0 million for the three months ended June 30, 2009.  This increase was primarily a result of increases in discretionary bonus accruals.  Our employee count increased from 67 at June 30, 2009 to 70 at June 30, 2010.

General and administrative expenses increased by $0.2 million, or 10.0%, to $2.2 million for the three months ended June 30, 2010, from $2.0 million for the three months ended June 30, 2009.  This increase was mainly attributable to increases in research- and marketing-related travel expenses.

Six Months Ended June 30, 2010 versus June 30, 2009

Total operating expenses increased by $2.3 million, or 14.0%, to $18.7 million for the six months ended June 30, 2010, from $16.4 million for the six months ended June 30, 2009.  This increase was primarily attributable to increases in discretionary bonus accruals.

Compensation and benefits expense increased by $2.7 million, or 22.5%, to $14.7 million for the six months ended June 30, 2010, from $12.0 million for the six months ended June 30, 2009.  This increase was primarily a result of increases in discretionary bonus accruals.  Our employee count increased from 67 at June 30, 2009 to 70 at June 30, 2010.

General and administrative expenses decreased by $0.3 million, or 6.8%, to $4.1 million for the six months ended June 30, 2010, from $4.4 million for the six months ended June 30, 2009.  This decrease was mainly attributable to decreases in professional fees.

Other Income/(Expense)

Three Months Ended June 30, 2010 versus June 30, 2009

Other income/(expense) was income of $0.4 million for the three months ended June 30, 2010.  Exclusive of $1.1 million in other income associated with a decrease in our liability to our selling and converting shareholders associated with changes in the realizability of our related deferred tax asset, other income/(expense) was an expense of $0.7 million.  This expense consisted primarily of $0.9 million in expense related to the negative performance of investments in our own products, partially offset by $0.2 million of miscellaneous income.  Of the $0.9 million in expense related to the negative performance of investments in our own products, $0.2 million was attributable to the outside interests of our investment partnerships.

Other income/(expense) was income of $2.9 million for the three months ended June 30, 2009.  Exclusive of $0.6 million in other expense associated with an increase in our liability to our selling and converting shareholders associated with changes in the realizability of our related deferred tax asset, other income/(expense) was income of $3.5 million.  This income consisted primarily of $3.7 million in income related to the positive performance of investments in our own products and $0.1 million of miscellaneous income, offset by $0.3 million in net interest expense.  Of the $3.7 million in income related to the positive performance of investments in our own products, $2.3 million was attributable to the outside interests of our investment partnerships.

Six Months Ended June 30, 2010 versus June 30, 2009

Other income/(expense) was an expense of $0.3 million for the six months ended June 30, 2010.  Exclusive of $0.1 million in other income associated with a decrease in our liability to our selling and converting shareholders associated with changes in the realizability of our related deferred tax asset, other income/(expense) was an expense of $0.4 million.  This expense consisted primarily of $0.4 million in expense related to the negative performance of our investments in our own products.  Of this $0.4 million, $0.2 million was attributable to the outside interests of our investment partnerships.

Other income/(expense) was income of $0.2 million for the six months ended June 30, 2009.  Exclusive of $1.2 million in other expense associated with an increase in our liability to our selling and converting shareholders associated with changes in the realizability of our related deferred tax, other income/(expense) was income of $1.4 million.  This income consisted primarily of $1.9 million in income related to the positive performance of our investments in our own products and $0.1 million in miscellaneous income, offset by $0.6 million in net interest expense.  Of the $1.9 million in income related to the positive performance of our investments in our own products, $1.0 million was attributable to the outside interests of our investment partnerships.

Income Tax Provision/(Benefit)

Three Months Ended June 30, 2010 versus June 30, 2009

The income tax provision/(benefit) was a provision of $2.5 million for the three months ended June 30, 2010.  This provision was generated primarily by an increase of $1.4 million to the valuation allowance against our deferred tax asset associated with our tax receivable agreement.  Exclusive of this adjustment, the remaining income tax provision for the three months ended June 30, 2010 consisted of $0.6 million in operating company unincorporated business taxes and $0.5 million in corporate income taxes.   The income tax provision/(benefit) for the three months ended June 30, 2009 was a benefit of $0.1 million and was generated primarily by a reduction of $0.9 million to the valuation allowance against our deferred tax asset associated with our tax receivable agreement.  Exclusive of this adjustment, the remaining income tax provision for the three months ended June 30, 2009 consisted of $0.4 million in operating company unincorporated business taxes and $0.4 million in corporate income taxes.  A comparison of the effective tax rate for the three months ended June 30, 2010 to that of the three months ended June 30, 2009 is not meaningful due to the valuation allowance adjustments.

Six Months Ended June 30, 2010 versus June 30, 2009

The income tax provision/(benefit) was a provision of $2.4 million for the six months ended June 30, 2010.  Exclusive of an increase of $0.1 million to the income tax provision related to an increase to the valuation allowance against our deferred tax asset associated with our tax receivable agreement, the remaining income tax provision for the six months ended June 30, 2010 consisted of $1.2 million in operating company unincorporated business taxes and $1.1 million in corporate income taxes.   The income tax provision/(benefit) for the six months ended June 30, 2009 was a benefit of $0.3 million and was generated primarily by a reduction of $1.6 million to the valuation allowance against our deferred tax asset associated with our tax receivable agreement.  Exclusive of this adjustment, the remaining income tax provision for the six months ended June 30, 2009 consisted of $0.7 million in operating company unincorporated business taxes and $0.6 million in corporate income taxes.  A comparison of the effective tax rate for the six months ended June 30, 2010 to that of the six months ended June 30, 2009 is not meaningful due to the valuation allowance adjustments.

Non-Controlling Interests

Three Months Ended June 30, 2010 versus June 30, 2009

Net income attributable to non-controlling interests was $7.3 million for the three months ended June 30, 2010, and consisted almost entirely of $7.5 million associated with our employees’ and outside investors’ interest in the income of the operating company, offset by $0.2 million of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships.  Net income attributable to non-controlling interests was $8.5 million for the three months ended June 30, 2009, and consisted of $6.1 million associated with our employees’ and outside investors’ interest in the income of the operating company and

$2.4 million of income from our consolidated subsidiaries’ interest in the earnings of our consolidated investment partnerships.  The increase in the interest in the earnings of the operating company is primarily a result of the increase in our weighted average AUM, which had a corresponding positive impact on revenues and income.  The decrease in our consolidated subsidiaries’ interest in the earnings of our consolidated investment partnerships is primarily a result of the deconsolidation of the Pzena Global Value Service and the Pzena EAFE Value Service on December 31, 2009.

Six Months Ended June 30, 2010 versus June 30, 2009

Net income attributable to non-controlling interests was $15.6 million for the six months ended June 30, 2010, and consisted almost entirely of $15.8 million associated with our employees’ and outside investors’ interest in the income of the operating company, offset by $0.2 million of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships.  Net income attributable to non-controlling interests was $10.7 million for the six months ended June 30, 2009, and consisted of $9.7 million associated with our employees’ and outside investors’ interest in the income of the operating company and $1.0 million of income from our consolidated subsidiaries’ interest in the earnings of our consolidated investment partnerships.  The increase in the interest in the earnings of the operating company is primarily a result of the increase in our weighted average AUM, which had a corresponding positive impact on revenues and income.  The decrease in our consolidated subsidiaries’ interest in the earnings of our consolidated investment partnerships is primarily a result of the deconsolidation of the Pzena Global Value Service and the Pzena EAFE Value Service on December 31, 2009.

Non-GAAP Net Income

Our results for the three and six months ended June 30, 2010 and 2009 included adjustments related to our tax receivable agreement and the associated liability to our selling and converting shareholders.  Excluding these adjustments, diluted net income and diluted net income per share was $5.0 million and $0.08, respectively, for the three months ended June 30, 2010, and $4.0 million and $0.06, respectively, for the three months ended June 30, 2009.  On a similar basis, diluted net income and diluted net income per share was $10.5 million and $0.16, respectively, for the six months ended June 30, 2010, and $6.4 million and $0.10, respectively, for the six months ended June 30, 2009.  We believe that excluding these adjustments provides information to better analyze our operations between periods and over time. Investors should consider these non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands, except share and per-share amounts)

GAAP Net Income	$473	$821	$1,457	$1,303
Net Effect of Tax Receivable Agreement	261	(274)	21	(486)
Non-GAAP Net Income	$734	$547	$1,478	$817

GAAP Non-Controlling Interest of Pzena Investment Management, LLC	$7,470	$6,119	$15,761	$9,685
Less: Assumed Corporate Income Taxes	3,201	2,622	6,754	4,150
Assumed After-Tax Income of Pzena Investment Management, LLC	$4,269	$3,497	$9,007	$5,535
Non-GAAP Net Income of Pzena Investment Management, Inc.	734	547	1,478	817
Non-GAAP Diluted Net Income	$5,003	$4,044	$10,485	$6,352

Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$5,003	$4,044	$10,485	$6,352
Non-GAAP Diluted Earnings per Share	$0.08	$0.06	$0.16	$0.10
Non-GAAP Diluted Weighted Average Shares Outstanding	65,021,332	64,778,860	65,012,960	64,566,604

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

At June 30, 2010, our cash and cash equivalents was $23.6 million, inclusive of $2.1 million set aside to satisfy our obligations under our deferred compensation program and $0.1 million in cash held by our consolidated investment partnerships.  Advisory fees receivable were $13.3 million.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management firm, our business has been materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  As of and for the three months ended June 30, 2010, our weighted average AUM and revenues increased by 45.0% and 36.6%, respectively, compared to the three months ended June 30, 2009.  These increases contributed to an 80.0% increase in our cash provided by operating activities for the comparable period.  As of and for the six months ended June 30, 2010, our weighted average AUM and revenues increased by 47.4% and 38.0%, respectively, compared to the six months ended June 30, 2009.  These increases contributed to a 37.9% increase in our cash provided by operating activities for the comparable period.

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

During the three months ended June 30, 2010, we repaid the remaining $7.5 million principal amount outstanding of the Senior Subordinated Notes held by the entities established by Richard S. Pzena.  Although we are comfortable with our current capital structure, in the current economic environment, it is uncertain whether additional or alternative sources of debt or equity financing, if required, would be available on acceptable terms.

We do not anticipate meaningful outlays for internal investment or capital expenditures over the next twelve months.

We believe that the repayment of our term loan and Senior Subordinated Notes and our ability to vary cash compensation levels have provided us with an appropriate degree of flexibility in providing for our liquidity needs.

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

Term Loan and Senior Subordinated Notes

During the year ended December 31, 2009, we used cash generated from operations to repay the remaining $22.0 million of the principal amount outstanding under our term loan.  Concurrently with the termination of this term loan, a security interest in our accounts receivable and one of our subsidiaries was released by the lender in September 2009.

During the three months ended June 30, 2010, we used cash on hand to repay the remaining $7.5 million principal amount outstanding of the Senior Subordinated Notes held by the entities established by Richard S. Pzena.

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

Cash Flows

Operating activities provided $14.5 million and $8.1 million for the three months ended June 30, 2010 and 2009, respectively.  Operating activities provided $24.7 million and $17.9 million for the six months ended June 30, 2010 and 2009, respectively.  The year-over-year increase in cash flows from operating activities was driven primarily by an increase in weighted average AUM from $10.0 billion for the three months ended June 30, 2009, to $14.5 billion for the three months ended June 30, 2010, and an increase in weighted average AUM from $9.7 billion for the six months ended June 30, 2009, to $14.3 billion for the six months ended June 30, 2010, which had a corresponding positive impact on total revenues.

Investing activities consist primarily of investments in affiliates and other investment partnerships, as well as capital expenditures.  Investing activities provided $2.8 million and $2.9 million for the three months and six months ended June 30, 2010, respectively, and less than $0.1 million for both the three and six months ended June 30, 2009.  The cash provided for the three and six months ended June 30, 2010 consisted primarily of $2.8 million of proceeds from the disposition of certain of our investments in our products.

Financing activities consist primarily of borrowing arrangements and distributions to and contributions from non-controlling interests.  Financing activities used $13.4 million and $8.9 million for the three months ended June 30, 2010 and 2009, respectively.  The $4.5 million increase in financing activities is primarily attributable to a $5.0 million increase in distributions to non-controlling interests, a $3.5 million increase in principal repayments associated with our debt obligations, and a $0.3 million increase in dividends paid, offset by a $4.3 million increase in contributions from non-controlling interests.

Financing activities used $19.9 million and $19.5 million for the six months ended June 30, 2010 and 2009, respectively.   The $0.4 million increase in financing activities is primarily attributable to a $6.4 million increase in distributions to non-controlling interests and a $0.3 million increase in dividends paid, offset by a $4.3 million increase in contributions from non-controlling interests and a $2.0 million decrease in principal repayments associated with our debt obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2010.

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

Consolidation

Our policy is to consolidate all majority-owned subsidiaries in which we have a controlling financial interest and variable interest entities (“VIEs”) of which we are deemed to be the primary beneficiary.  We also consolidate non-VIEs which we control as the general partner or managing member. We assess our consolidation practices regularly, as circumstances dictate.  All significant inter-company transactions and balances have been eliminated.

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

We believe that the accounting estimate related to the $63.6 million valuation allowance, assessed as of June 30, 2010 against the deferred tax asset associated with our acquisitions of operating company Class B units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we were not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets valuation allowance would be charged to income tax expense in the period such determination was made.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued a new standard that requires an enterprise to perform a qualitative analysis to determine whether its variable-interests give it a controlling financial interest in a VIE.  Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  An enterprise that holds a controlling financial interest in a VIE is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  The standard also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a VIE, and additional disclosures about an enterprise’s involvement in VIEs, and any significant changes in risk exposure due to that involvement.  The standard is effective for fiscal years beginning after November 15, 2009.  In November 2009, the FASB issued a proposed standard update, which defers the consolidation criteria requirements of this new standard for assets managers’ interests in entities that apply the specialized accounting guidance for investment companies, or that have the attributes of investment companies.  As of January 27, 2010, the FASB decided to make official the deferral of this standard for certain investment entities.  We have evaluated our interests in entities and determined that the standard is applicable for our investment in our operating company, but that we meet the criteria for deferral provided in this standard for our consolidated funds.  We adopted the updated guidance on January 1, 2010, and it had no impact on our consolidated financial statements.  We are monitoring future guidance for updates on the treatment of our interests in our consolidated subsidiaries.

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

All of our revenue for the three and six months ended June 30, 2010 and 2009 was derived from advisory fees, which are typically based on the market value of AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and earnings to decline due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and earnings to decline further.

Interest Rate Risk

We have no exposure to interest rate risk at June 30, 2010.

Item 4.   Controls and Procedures.

During the course of their review of our consolidated financial statements as of June 30, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three and six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 4, 2010

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer

By:	/s/ GREGORY S. MARTIN
	Name:	Gregory S. Martin
	Title:	Chief Financial Officer