Form 10-Q
period 2010-09-30
Pzena Investment Management, Inc.
filed 2010-11-04
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 4, 2010, there were 9,367,659 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of November 4, 2010, there were 54,960,418 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.

FORM 10-Q

		Page
	PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc. as of September 30, 2010 (unaudited) and December 31, 2009	1
	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2010 and September 30, 2009	2
	Consolidated Statements of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2010 and September 30, 2009	3
	Consolidated Statement of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Nine Months Ended September 30, 2010	4
	Notes to the Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	(Removed and Reserved)	33
Item 5.	Other Information	33
Item 6.	Exhibits	33

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	September 30,	December 31,
	2010	2009
	(unaudited)

ASSETS
Cash and Cash Equivalents	$26,801	$15,908
Restricted Cash	1,420	1,407
Due from Broker	13	116
Advisory Fees Receivable	14,248	13,378
Investments, at Fair Value	3,058	7,951
Receivable from Related Parties	80	149
Other Receivables	53	36
Prepaid Expenses and Other Assets	637	504
Deferred Tax Asset, Net of Valuation Allowance of $61,366 and $60,252, respectively	7,554	6,754
Property and Equipment, Net of Accumulated Depreciation of $2,686 and $2,385, respectively	2,005	2,315
TOTAL ASSETS	$55,869	$48,518

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$11,455	$3,644
Due to Broker	16	731
Senior Subordinated Notes	—	10,000
Liability to Selling and Converting Shareholders	7,608	5,642
Other Liabilities	1,245	1,143
TOTAL LIABILITIES	20,324	21,160

Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 9,367,659 and 8,633,041 Shares Issued and Outstanding in 2010 and 2009, respectively)	93	86
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 54,931,418 and 55,659,236 Shares Issued and Outstanding in 2010 and 2009, respectively)	—	—
Additional Paid-In Capital	10,689	10,104
Retained Earnings/(Accumulated Deficit)	194	(1,920)
Total Pzena Investment Mangement, Inc.’s Equity	10,976	8,270
Non-Controlling Interests	24,569	19,088
TOTAL EQUITY	35,545	27,358
TOTAL LIABILITIES AND EQUITY	$55,869	$48,518

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

REVENUE	$18,482	$16,813	$57,020	$44,717

EXPENSES
Compensation and Benefits Expense	7,375	6,232	22,026	18,255
General and Administrative Expenses	1,837	1,904	5,927	6,330
TOTAL OPERATING EXPENSES	9,212	8,136	27,953	24,585
Operating Income	9,270	8,677	29,067	20,132

OTHER INCOME/(EXPENSE)
Interest and Dividend Income	85	116	270	363
Interest Expense	—	(376)	(232)	(1,231)
Net Realized and Unrealized Gain from Investments	544	4,152	137	6,061
Increase in Liability to Selling and Converting Shareholders	(1,725)	(2,382)	(1,633)	(3,586)
Other Expense	3	41	72	149
Total Other Income/(Expense)	(1,093)	1,551	(1,386)	1,756
Income Before Income Taxes	8,177	10,228	27,681	21,888
Income Tax Provision/(Benefit)	(1,075)	(2,040)	1,373	(2,379)
Consolidated Net Income	9,252	12,268	26,308	24,267
Less: Net Income Attributable to Non-Controlling Interests	8,033	10,836	23,632	21,531
Net Income Attributable to Pzena Investment Management, Inc.	$1,219	$1,432	$2,676	$2,736

Net Income for Basic Earnings per Share	$1,219	$1,432	$2,676	$2,736
Basic Earnings per Share	$0.13	$0.17	$0.29	$0.34
Basic Weighted Average Shares Outstanding	9,367,659	8,633,041	9,125,477	8,077,545

Net Income for Diluted Earnings per Share	$5,632	$6,051	$16,096	$12,889
Diluted Earnings per Share	$0.09	$0.09	$0.25	$0.20
Diluted Weighted Average Shares Outstanding	64,993,746	64,994,278	65,006,198	64,756,331

Cash Dividends per Share of Class A Stock	$0.03	$—	$0.06	$—

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

OPERATING ACTIVITIES
Consolidated Net Income	$9,252	$12,268	$26,308	$24,267
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation	108	121	322	362
Non-Cash Compensation	901	255	2,565	816
Director Share Grant	14	—	41	280
Net Realized and Unrealized Gain from Investments	(544)	(4,152)	(137)	(6,061)
Increase in Liability to Selling and Converting Shareholders	1,725	2,382	1,633	3,586
Deferred Income Taxes	(1,677)	(2,611)	(579)	(3,804)

Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(928)	(2,113)	(870)	881
Due from Broker	58	(19)	103	(13)
Prepaid Expenses and Other Assets	16	(1,550)	(120)	(1,544)
Due to Broker	(79)	(1)	(715)	(18)
Due to Principles	—	(653)	—	—
Accounts Payable, Accrued Expenses, and Other Liabilities	3,110	2,790	7,473	5,115
Purchases of Investments	(2,336)	(2,913)	(5,847)	(7,771)
Proceeds from Sale of Equity Securities	304	3,891	7,279	9,507
Net Cash Provided by Operating Activities	9,924	7,695	37,456	25,603

INVESTING ACTIVITIES
Restricted Cash	(4)	—	(13)	—
Receivable from Related Parties	(13)	(43)	27	6
Purchases of Property and Equipment	(3)	—	(13)	(6)
Net Cash Provided by/(Used In) Investing Activities	(20)	(43)	1	—

FINANCING ACTIVITIES
Distributions to Non-Controlling Interests	(6,322)	(4,719)	(20,225)	(12,199)
Contributions from Non-Controlling Interests	—	322	4,321	322
Retirement of B Units	—	—	(2)	—
Term Loan and Senior Subordinated Notes Repayment	—	(10,000)	(10,000)	(22,000)
Dividends	(281)	—	(562)	—
Net Cash Used in Financing Activities	(6,603)	(14,397)	(26,468)	(33,877)
NET CHANGE IN CASH	$3,301	$(6,745)	$10,989	$(8,274)

CASH AND CASH EQUIVALENTS - Beginning of Period	$23,596	$25,892	$15,908	$27,421
Effect of Deconsolidation of Affiliates	(96)	—	(96)	—
Net Change in Cash	3,301	(6,745)	10,989	(8,274)
CASH AND CASH EQUIVALENTS - End of Period	$26,801	$19,147	$26,801	$19,147

Supplementary Cash Flow Information:
Interest Paid	$—	$332	$232	$1,191
Income Taxes Paid	$643	$535	$2,597	$1,907

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share amounts)

	Shares of	Shares of			Retained Earnings/
	Class A	Class B	Class A	Additional	(Accumulated	Non-Controlling
	Common Stock	Common Stock	Common Stock	Paid-In Capital	Deficit)	Interests	Total

Balance at December 31, 2009	8,633,041	55,659,236	$86	$10,104	$(1,920)	$19,088	$27,358
Unit Conversion	734,618	(734,618)	7	368	—	(318)	57
Retirement of Class B Units	—	(700)	—	—	—	(2)	(2)
Directors’ Shares	—	—	—	4	—	37	41
Amortization of Non-Cash Compensation	—	7,000	—	276	—	1,679	1,955
Net Income	—	—	—	—	2,676	23,632	26,308
Contributions from Non-Controlling Interests	—	—	—	—	—	4,321	4,321
Distributions to Non-Controlling Interests	—	—	—	(63)	—	(20,162)	(20,225)
Effect of Deconsolidation of Affiliates	—	—	—	—	—	(3,706)	(3,706)
Class A Cash Dividends Paid ($0.06 per share)	—	—	—	—	(562)	—	(562)
Balance at September 30, 2010	9,367,659	54,930,918	$93	$10,689	$194	$24,569	$35,545

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

Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of September 30, 2010, the Company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following private investment partnership as of September 30, 2010:

		Company’s
		Ownership at
Entity	Type of Entity (Date of Formation)	September 30, 2010
Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	0.0%

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

The Pzena Global Value Service and the Pzena Europe, Australasia, and Far East (“EAFE”) Value Service (formerly known as the International Value Service) are limited liability companies whose managing members are or were members of the executive committee of the operating company, or the operating company itself.  Until December 31, 2009, neither of these entities were considered VIEs, as the members of the executive committee of the operating company and/or the operating company were the majority holders of the equity investments and had controlling financial interests as managing members of the partnerships.  Each of these limited liability companies was considered an entity “similar” to a limited partnership, and was subject to the guidance of the Consolidation Topic of the FASB ASC.  Under each of their respective operating agreements, none of these entities’ non-managing members had the ability to remove the managing member under any circumstance, nor did they have any participating rights.  As a result, nothing substantive existed to overcome the presumption of control by the managing member, as required by the Consolidation Topic of the FASB ASC.  Since the managing members of these entities were either the operating company, or one of the controlling persons of the operating company, their results of operations and financial position had been consolidated through December 30, 2009.

Effective December 31, 2009, substantially all of the Company’s investments in the Pzena Global Value Service and the Pzena EAFE Value Service, held to satisfy the Company’s obligations under its deferred compensation program, were reallocated to the Pzena Large Cap Value Fund.  Also effective December 31, 2009, the investments of the operating company’s executive committee members in the Pzena Global Value Service and the Pzena EAFE Value Service were transferred to a separately-managed account.  Since the remaining holders of the equity investments in the partnerships subsequent to these transactions lacked a controlling financial interest in these partnerships, as of December 31, 2009, these entities were deemed VIEs.  The Company is not

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

considered the primary beneficiary of these entities.  Correspondingly, the Pzena Global Value Service and the Pzena EAFE Value Service were deconsolidated effective December 31, 2009.  The results of operations and financial position of each of these entities were consolidated up until December 30, 2009.  The Pzena Global Value Service and the Pzena EAFE Value Service, and other VIEs that are not consolidated, continue to receive investment management services from the Company, and are vehicles through which the Company offers its Global Value and/or its EAFE Value strategies.  The total net assets of these VIEs was approximately $535.1 million and $522.1 million at September 30, 2010 and December 31, 2009, respectively.  The Company is not exposed to losses as a result of its involvement with these entities, since it has no direct investment in them.

During the three months ended June 30, 2010, the Company redeemed its investments in the Pzena Large Cap Value Fund, the Pzena Emerging Markets Focused Value Service, and the Pzena Emerging Market Countries Value Service.  The operating company maintained its controlling financial interest as the managing member of these entities.  Correspondingly, these entities were deemed VIEs.  Since certain members of the operating company’s executive committee were majority holders of the equity investments in the partnerships, the Company continued to be considered the primary beneficiary of these entities.  As such, the results of operations and financial position of these entities were consolidated by the Company in accordance with the Consolidation Topic of the FASB ASC at June 30, 2010.

During the three months ended September 30, 2010, the holder of the equity investments in the Pzena Emerging Markets Focused Value Service and the Pzena Emerging Market Countries Value Service became the managing member of these entities.  This appointment gave the holder of the equity investments a controlling financial interest in these entities.  Correspondingly, the Company was no longer deemed to control these entities.  Each of these limited liability companies is considered an entity “similar” to a limited partnership, and is subject to the guidance of the Consolidation Topic of the FASB ASC.  As a result, the Pzena Emerging Markets Focused Value Service and the Pzena Emerging Market Countries Value Service were deconsolidated during the three months ended September 30, 2010.

The Company’s investments previously held in the Pzena Large Cap Value Fund to satisfy the Company’s obligations under its deferred compensation program have been transferred to third-party mutual funds and are included in investments in mutual funds at September 30, 2010.

The consolidated investment partnership, the Pzena Large Cap Value Fund, is an investment company under the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies.  The Company has retained the specialized accounting for this partnership pursuant to the Consolidation Topic of the FASB ASC.  Thus, the Company reports the investment partnership’s investments in equity securities at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

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

Fair Values of Financial Instruments:

The carrying amounts of all financial instruments in the consolidated statements of financial condition, including investments in equity securities and mutual funds, approximate their fair value.

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

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

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

For the three and nine months ended September 30, 2010 and 2009, the Company’s diluted net income was determined as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Non-Controlling Interests of Pzena Investment Management, LLC	$7,722	$8,082	$23,483	$17,767
Less: Assumed Corporate Income Taxes	3,309	3,463	10,063	7,614
Assumed After-Tax Income of Pzena Investment Management, LLC	$4,413	$4,619	$13,420	$10,153

Assumed After-Tax Income of Pzena Investment Management, LLC	$4,413	$4,619	$13,420	$10,153
Net Income of Pzena Investment Management, Inc.	1,219	1,432	2,676	2,735
Diluted Net Income	$5,632	$6,051	$16,096	$12,888

For each of the three and nine months ended September 30, 2010, 1,620,060 options to purchase operating company units, 961,750 options to purchase Class A common stock, and 44,916 phantom operating company units were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for each period.  For each of the three and nine months ended September 30, 2009, 954,310 options to purchase operating company units were excluded from the calculation of diluted net income per share, as their inclusion also would have had an antidilutive effect.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

For the three and nine months ended September 30, 2010 and 2009, the Company’s basic and diluted earnings per share were determined as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands, except share and per-share amounts)

Net Income for Basic Earnings per Share	$1,219	$1,432	$2,676	$2,736
Basic Weighted Average Shares Outstanding	9,367,659	8,633,041	9,125,477	8,077,545
Basic Earnings per Share	$0.13	$0.17	$0.29	$0.34

Net Income for Diluted Earnings per Share	$5,632	$6,051	$16,096	$12,889
Dilutive Effect of Operating Company Class B Units	54,960,418	55,559,751	55,202,995	56,131,004
Dilutive Effect of Phantom Units	26,890	586,068	21,188	547,782
Dilutive Effect of Options	638,779	—	656,538	—
Diluted Weighted Average Shares Outstanding	64,993,746	64,994,278	65,006,198	64,756,331
Diluted Earnings per Share	$0.09	$0.09	$0.25	$0.20

Cash and Cash Equivalents:

At September 30, 2010, cash and cash equivalents was $26.8 million.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposit and other accounts whose balances, at times, exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis on the consolidated statements of operations.

Restricted Cash:

The Company maintains a compensating balance of $1.4 million at September 30, 2010 as collateral for a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its New York office space.  Such amounts are recorded in restricted cash on the consolidated statements of financial condition.

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

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

The Company’s fair value measurements relate to its consolidated investment partnerships’ investments in equity securities, which are exchange-traded securities with quoted prices in active markets, as well as investments in mutual funds.  The fair value measurements of the securities have been classified as Level 1.

The following table presents these instruments’ fair value at September 30, 2010:

	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Equity Securities	$759	$—	$—
Investments in Mutual Funds	2,299	—	—

Total Fair Value	$3,058	$—	$—

The following table presents these instruments’ fair value at December 31, 2009:

	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Equity Securities	$7,951	$—	$—

Total Fair Value	$7,951	$—	$—

Securities Valuation:

Investments in equity securities and mutual funds which are traded on a national securities exchange are carried at fair value based on the last reported sales price on the valuation date.  If no reported sales occurred on the valuation date, investments in securities are valued at the bid price.  Securities transactions are recorded on the trade date.

The net realized gain or loss on sales of securities is determined on a specific identification basis and is included in net realized and unrealized gain/(loss) from investments in the consolidated statements of operations.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from brokers, and advisory fees receivable.  The Company maintains its cash and temporary cash investments in bank deposits and other accounts whose balances, at times, exceed federally insured limits.

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.  For the three months ended September 30, 2010 and 2009, approximately 10.4% and 10.6%, respectively, of the Company’s advisory fees were generated from an advisory agreement with one client.  For the nine months ended September 30, 2010 and 2009, fees generated from this agreement comprised 10.1% and 11.4%, respectively, of the Company’s total advisory fees.  At September 30, 2010 and December 31, 2009, no allowance for doubtful accounts has been deemed necessary.

Financial Instruments:

On February 28, 2008, the operating company entered into an interest rate swap agreement, as discussed further in Note 9.  This interest rate swap was subsequently unwound in conjunction with the termination of the credit agreement in September 2009.  The counterparty to this agreement was a major financial institution.  The Company’s swap agreement was designated as a trading derivative and the fair value was recorded in other liabilities, with changes to the swap’s fair value recognized as a component of other income/(expense).  For each of the three and nine months ended September 30, 2009, the Company recognized less than $0.1 million in other income related to such changes.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Pursuant to the guidance in the Derivatives and Hedging Topic of the FASB ASC, it is a requirement to disclose balance sheet and income statement amounts of derivatives, as well as their locations within the consolidated financial statements.  The following table summarizes the impact of the Company’s derivative financial instruments on its results of operations for the three and nine months ended September 30, 2009:

		Amount of Income Recognized
Derivatives Not Accounted For As Hedging		in Income of Derivative
Instruments Under the Derivatives and	Statement of	For the Three Months	For the Nine Months
Hedging Topic of the FASB ASC	Operations Account	Ended September 30, 2009	Ended September 30, 2009
		(in thousands)

Interest Rate Contracts	Other Income	$20	$88
Total		$20	$88

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

The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At September 30, 2010, the Company had a $61.4 million valuation allowance against the deferred tax asset recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock.  At December 31, 2009, the Company had a $60.3 million valuation allowance against this deferred tax asset.  The income tax provision, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.  The Company records its deferred tax liabilities as a component of other liabilities on the consolidated statements of financial condition.

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

Reported net realized foreign exchange gains or losses arise from sales of foreign currencies, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded on the Company’s books and the U.S. dollar equivalent of the amounts actually received or paid.  Net realized foreign exchange gains and losses arise from changes in the fair values of assets and liabilities resulting

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

from changes in exchange rates.

Recent Accounting Pronouncements:

In September 2009, the FASB issued a new standard that requires an enterprise to perform a qualitative analysis to determine whether its variable-interests give it a controlling financial interest in a VIE.  Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  An enterprise that holds a substantive interest and a controlling financial interest in a VIE is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  The standard also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a VIE, and additional disclosures about an enterprise’s involvement in VIEs, and any significant changes in risk exposure due to that involvement.  The standard is effective for fiscal years beginning after November 15, 2009.  In November 2009, the FASB issued a proposed standard update, which defers the consolidation criteria requirements of this new standard for assets managers’ interests in entities that apply the specialized accounting guidance for investment companies, or that have the attributes of investment companies.  In February 2010, the FASB issued further guidance which provided a limited scope deferral for a reporting entity’s interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity.  The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on VIEs.  The Company has evaluated the deferral guidelines and determined that the standard is applicable for the Company’s investment in its operating company, but that the Company meets the criteria for deferral provided in this standard for its VIEs.  The Company adopted the updated guidance on January 1, 2010, and it had no impact on the Company’s consolidated financial statements.  The Company is monitoring future guidance for updates on the treatment of its interests in its VIEs.

Note 3—Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	September 30,	December 31,
	2010	2009
	(in thousands)

Leasehold Improvements	$2,145	$2,145
Furniture and Fixtures	1,164	1,163
Computer Hardware	930	948
Office Equipment	240	243
Computer Software	212	201
Total	4,691	4,700
Less: Accumulated Depreciation and Amortization	(2,686)	(2,385)
Total	$2,005	$2,315

Depreciation is included in general and administrative expenses and totaled $0.1 million for each of the three months ended September 30, 2010 and 2009.  Such expenses totaled $0.3 million and $0.4 million for the nine months ended September 30, 2010 and 2009, respectively.

Note 4—Related Party Transactions

For the three and nine months ended September 30, 2010, the Company earned $1.4 million and $4.1 million, respectively, in investment advisory fees from unconsolidated entities for which it acts as the investment manager.  For the three and nine months ended September 30, 2009, such advisory fees totaled $1.1 million and $2.7 million, respectively.

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

At both September 30, 2010 and December 31, 2009, the Company had less than $0.1 million remaining of an advance to an international investment company for organization and start-up costs, which is included in receivable from related parties on the consolidated statements of financial condition.  The Company is the sponsor and investment manager of this entity.

At December 31, 2009, receivables from related parties included less than $0.1 million of loans to employees.  These loans were in the form of forgivable promissory notes, which were amortized through compensation expense pursuant to their terms.  For the three months ended September 30, 2010, no amortization was recognized as compensation and benefits expense.  For the three months ended September 30, 2009, and the three and nine months ended September 30, 2010, less than $0.1 million of such amortization was recognized as compensation and benefits expense.  At September 30, 2010, receivables from related parties included less than $0.1 million of loans to employees.

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

On October 28, 2008, the Company issued an aggregate of $16.0 million principal amount of Senior Subordinated Notes to entities established by Richard S. Pzena, the Company’s Chief Executive Officer, for the benefit of certain of his family members, an entity controlled by a Company Director, and a former employee.  On December 31, 2009, the Company repaid a total of $6.0 million principal amount outstanding of Senior Subordinated Notes to the entity controlled by the Company Director and a former employee.  During the nine months ended September 30, 2010, the Company repaid the remaining $10.0 million principal amount outstanding of the Senior Subordinated Notes to the entities established by Richard S. Pzena.

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

The Company leases office space under a non-cancelable operating lease agreement which expires on October 31, 2015.  The Company reflects minimum lease expense on a straight-line basis over the lease term.  Lease expenses totaled $0.4 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively, and are included in general and administrative expenses.  Such expenses totaled $1.5 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively.

Note 6—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Cash Compensation and Other Benefits	$6,474	$5,977	$19,461	$17,439
Non-Cash Compensation	901	255	2,565	816
Total Compensation and Benefits Expense	$7,375	$6,232	$22,026	$18,255

For the three and nine months ended September 30, 2010 and 2009, the Company granted no options to purchase capital units of the operating company and no options to purchase shares of Class A common stock pursuant to its 2006 Plan and 2007 Plan.

For the nine months ended September 30, 2010 and 2009, the operating company granted 7,000 and 30,000, respectively, restricted Class B units to certain members pursuant to its 2006 Plan.  These unit grants each vest ratably over a four-year period commencing January 1, 2010 and 2009, respectively.  The amortization of these awards was not material for the three and nine months

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

ended September 30, 2010 and 2009.  For the three months ended September 30, 2010 and 2009, no such options were granted.

Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), which became effective January 1, 2007, eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  Amounts deferred may take the form of phantom Class B units, or be invested in third-party funds at the employee’s discretion, and vest ratably over four years.  At both September 30, 2010 and December 31, 2009, the liability associated with deferred compensation investment accounts was approximately $0.6 million, and has been included as a component of other liabilities on the consolidated statements of financial condition.  For the three months ended September 30, 2010 and 2009, the Company recognized approximately $0.4 million and $0.3 million, respectively, in compensation and benefits expense associated with the amortization of all deferred compensation awards.  For the nine months ended September 30, 2010 and 2009, the Company recognized approximately $0.9 million and $0.6 million, respectively, in such expense.

As of September 30, 2010 and December 31, 2009, the Company had approximately $3.4 million and $5.3 million, respectively, in unrecorded compensation expense related to unvested operating company phantom units issued pursuant to our deferred compensation plan, operating company Class B unit and option grants issued under the Company’s 2006 Plan, and Class A stock option grants issued under our 2007 Plan.

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

During 2009, the Company reduced the notional amount of its interest rate swap in tandem with the reductions in principal amounts outstanding under the credit agreement.  The amounts paid to the counterparty in exchange for these reductions for the three and nine months ended September 30, 2009 were approximately $0.2 million and $0.5 million, respectively.  For each of the three and nine months ended September 30, 2009, the Company recognized less than $0.1 million in other expense associated with the change in fair value of the swap agreement.

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

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

The components of the income tax provision/(benefit) are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Current Provision:
Unincorporated Business Taxes	$602	$572	$1,951	$1,426
Local Corporate Tax	—	—	—	—
State Corporate Tax	—	—	—	—
Federal Corporate Tax	—	—	—	—
Total Current Provision	$602	$572	$1,951	$1,426

Deferred Provision:
Unincorporated Business Taxes	$(56)	$(56)	$(168)	$(167)
Local Corporate Tax	60	57	176	121
State Corporate Tax	114	108	335	231
Federal Corporate Tax	391	372	1,152	793
Total Deferred Provision	$509	$481	$1,495	$978

Change in Valuation Allowance	(2,186)	(3,093)	(2,073)	(4,783)

Total Income Tax Provision/(Benefit)	$(1,075)	$(2,040)	$1,373	$(2,379)

For the three and nine months ended September 30, 2010 and 2009, the Company’s taxable income was determined as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Income Before Taxes	$8,177	$10,228	$27,681	$21,888
Unincorporated Business Taxes	(546)	(516)	(1,783)	(1,259)
Non-Controlling Interests	(8,033)	(10,836)	(23,632)	(21,531)
Income Before Corporate Income Taxes	$(402)	$(1,124)	$2,266	$(902)

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.  It is the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions, as part of the tax provision.  For the three and nine months ended September 30, 2010 and 2009, no such expenses were recognized.  As of September 30, 2010 and December 31, 2009, no such accruals were recorded.

The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2007.  All tax years subsequent to, and including, 2007 are considered open and subject to examination by tax authorities.

Prior to October 30, 2007, the operating company was a cash basis taxpayer.  As a result of the Company’s acquisition of Class B units in conjunction with the offering, the operating company was required to become an accrual basis taxpayer.  Pursuant to Section 481 of the Internal Revenue Code, the cumulative difference between the two methods of taxpaying are amortizable over four years.  These differences generated approximately $0.1 million and $0.2 million in deferred tax liabilities as of September 30, 2010 and December 31, 2009, respectively.  Such amounts are recorded in other liabilities in the consolidated statements of financial condition.

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

As discussed further in Note 14, Shareholders’ Equity, below, on March 31, 2010, and March 3, 2009, certain of the operating company’s members exchanged an aggregate of 734,618 and 2,445,973, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock.  The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $3.6 million deferred tax asset and a corresponding $3.0 million liability to converting shareholders on March 31, 2010, and a $2.5 million deferred tax asset and a corresponding $2.2 million liability to converting shareholders on March 3, 2009.  The Company assessed the realizability of the deferred tax asset associated with each of these exchanges and determined that a portion of their benefits would go unutilized.  Consequently, at March 31, 2010 and March 3, 2009, the Company established valuation allowances of $3.2 million and $2.4 million, respectively, to reduce the deferred tax asset to, an amount more likely than not to be realized, at each date.  These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders by $2.7 million and $2.0 million at March 31, 2010 and March 3, 2009, respectively, to reflect this change in the estimated realization of the asset.  As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

During the three months ended September 30, 2010 and 2009, the Company reduced its valuation allowance by approximately $2.2 million and $3.1 million, respectively, due to revised estimates of future taxable income.  To reflect this change in the estimated realization of the asset, the Company correspondingly increased its liability to selling and converting shareholders by $1.7 million and $2.4 million for the three months ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010 and 2009, including the effects of the conversion discussed earlier, the Company’s valuation allowance was reduced by approximately $2.1 million and $4.8 million, respectively, due to revised estimates of future taxable income.  To reflect this change in the estimated realization of the asset, the Company correspondingly increased its liability to selling and converting shareholders by $1.6 million and $3.6 million for the nine months ended September 30, 2010 and 2009, respectively.  The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax provision and other expense, respectively, on the consolidated statements of operations.  As of September 30, 2010 and December 31, 2009, the net values of all deferred tax assets were approximately $7.6 million and $6.8 million, respectively.

As of September 30, 2010 and December 31, 2009, the net value of the liability to selling and converting shareholders was approximately $7.6 million and $5.6 million, respectively.

The change in the Company’s net deferred tax assets for the three and nine months ended September 30, 2010 is summarized as follows:

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

			Valuation
	Section 754	Other	Allowance	Total
	(in thousands)

Balance at December 31, 2009	$65,006	$2,001	$(60,253)	$6,754
Deferred Tax Expense	(726)	173	—	(553)
Unit Conversion	3,577	—	(3,186)	391
Change in Valuation Allowance	—	—	1,266	1,266
Balance at March 31, 2010	$67,857	$2,174	$(62,173)	$7,858
Deferred Tax Expense	(849)	303	—	(546)
Change in Valuation Allowance	—	—	(1,379)	(1,379)
Balance at June 30, 2010	$67,008	$2,477	$(63,552)	$5,933
Deferred Tax Expense	(801)	236	—	(565)
Change in Valuation Allowance	—	—	2,186	2,186
Balance at September 30, 2010	$66,207	$2,713	$(61,366)	$7,554

The change in the Company’s net deferred tax assets for the three and nine months ended September 30, 2009 is summarized as follows:

			Valuation
	Section 754	Other	Allowance	Total
	(in thousands)

Balance at December 31, 2008	$65,368	$785	$(62,709)	$3,444
Deferred Tax Expense	(714)	512	—	(202)
Unit Conversion	2,532	—	(2,380)	152
Change in Valuation Allowance	—	—	814	814
Balance at March 31, 2009	$67,186	$1,297	$(64,275)	$4,208
Deferred Tax Expense	(726)	320	—	(406)
Change in Valuation Allowance	—	—	876	876
Balance at June 30, 2009	$66,460	$1,617	$(63,399)	$4,678
Deferred Tax Expense	(727)	190	—	(537)
Change in Valuation Allowance	—	—	3,093	3,093
Balance at September 30, 2009	$65,733	$1,807	$(60,306)	$7,234

Note 11—Investments, at Fair Value

Investments consisted of the following at September 30, 2010:

	Cost	Unrealized Gain	Fair Value
	(in thousands)

Investments	$2,777	$281	$3,058

Investments consisted of the following at December 31, 2009:

	Cost	Unrealized Gain	Fair Value
	(in thousands)

Investments	$7,321	$630	$7,951

Pzena Investment Management, Inc.

Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 12—Non-Controlling Interests

Non-controlling interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$7,722	8,082	$23,483	17,767
Non-Controlling Interest of Consolidated Subsidiaries	311	2,754	149	3,764
Non-Controlling Interests	$8,033	$10,836	$23,632	$21,531

Note 13—Members’ Equity Interests of Operating Company

Except as otherwise provided by law, the liability of a member of the operating company is limited to the amount of its capital account.  A member may transfer or assign all or any part of its membership interest with the prior written consent of Pzena Investment Management, Inc., which may be withheld at its sole discretion.  Any transferee admitted as a member shall succeed to the capital account, or portion thereof, transferred or assigned, as if no such transfer or assignment had occurred.

Note 14—Shareholders’ Equity

The Company was incorporated in the State of Delaware on May 8, 2007.  On October 30, 2007, the Company consummated an initial public offering of shares of its Class A common stock, par value $0.01 per share.  These net proceeds were used to purchase Class B units of the operating company.  Concurrently with the consummation of the Company’s initial public offering, the operating agreement of the operating company was amended and restated such that, among other things, (i) the Company became the sole managing member of the operating company, (ii) the Class B units of the operating company that the Company acquired were reclassified as Class A units of the operating company, and (iii) the holders of the remaining outstanding Class B units of the operating company were reclassified as Class B units of the operating company.  Class A and Class B units of the operating company have the same economic rights per unit.  As of September 30, 2010, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 14.6% and 85.4%, respectively, of the economic interests in the operations of the business.  As of December 31, 2009, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interests in the operations of the business.

Each holder of a Class B unit of the operating company is issued a corresponding share of the Company’s Class B common stock, par value $0.000001 per share, in exchange for payment of this par value.  Each share of the Company’s Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of the Company’s common stock outstanding.  From this time and thereafter, each share of the Company’s Class B common stock entitles its holder to one vote.  When a Class B unit is exchanged for a share of the Company’s Class A common stock or forfeited, a corresponding share of the Company’s Class B common stock will automatically be redeemed and cancelled.  Conversely, to the extent that the Company causes the operating company to issue additional Class B units to employees pursuant to its equity incentive plan, these additional holders of Class B units would be entitled to receive a corresponding number of shares of the Company’s Class B common stock (including if the Class B units awarded are subject to vesting).

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

Note 15—Subsequent Events

As required by the Subsequent Events Topic of the FASB ASC, the Company evaluated subsequent events through the issuance date of its consolidated financial statements.

On October 26, 2010, the Company’s Board of Directors declared a quarterly dividend of $0.03 per share of Class A common stock, payable on December 2, 2010 to shareholders of record as of November 18, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an investment management firm that utilizes a classic value investment approach in each of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At September 30, 2010, our assets under management, or AUM, was $14.3 billion.  We manage separate accounts on behalf of institutions and high net worth individuals and act as a sub-investment adviser for a variety of SEC-registered mutual funds and offshore funds.

We function as the holding company through which the business of our operating company, Pzena Investment Management, LLC, is conducted.  Following our initial public offering and reorganization on October 30, 2007, we became the sole managing member of Pzena Investment Management, LLC.  As such, we now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and other investors’ collective membership interest in our operating company, we reflect their ownership as a non-controlling interest in our consolidated financial statements.  As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company’s net income.  As of September 30, 2010, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 14.6% and 85.4%, respectively, of the economic interests in the operations of the business.

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

Compensation and Benefits Expense

Our largest expense is compensation and benefits, which includes the salaries, bonuses, equity-based compensation and related benefits and payroll costs attributable to our members and employees.  Compensation and benefits packages are benchmarked against relevant industry and geographic peer groups in order to attract and retain qualified personnel.  The table included in the section below describes the components of our compensation expense for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Cash Compensation and Other Benefits	$6,474	$5,977	$19,461	$17,439
Other Non-Cash Compensation	901	255	2,565	816
Total Compensation and Benefits Expense	$7,375	$6,232	$22,026	$18,255

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

On January 1, 2007, we instituted a deferred compensation plan, in which employees who earn in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount.  These deferred amounts may take the form of phantom Class B units, or be invested in a variety of third-party mutual funds at the employee’s discretion, and vest ratably over four years.  Amounts deferred in any period reduce that period’s cash compensation expense and vest ratably over a four-year period beginning on January 1 of the next year.  Should additional amounts be deferred in future periods, we would expect the non-cash portion of our compensation expense to increase as the existing and subsequently deferred amounts are amortized through income.

As of September 30, 2010, we had approximately $3.4 million in unrecorded compensation expense related to unvested operating company phantom units issued pursuant to our deferred compensation plan, operating company Class B unit and option grants issued under our 2006 Plan, and Class A stock and option grants issued under our 2007 Plan.  We expect that the amortization of these amounts will be approximately $0.7 million for the remainder of 2010, $2.6 million for 2011, and $0.1 million for 2012, with a negligible amount amortized thereafter.

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

Other Income/(Expense)

Other income/(expense) is derived primarily from changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was executed in connection with our reorganization and offering on October 30, 2007.  As discussed further below, under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from the Company’s acquisitions of operating company units from its selling and converting shareholders.  Amounts waived by our selling and converting shareholders have, and would, reduce this liability.  Other income/(expense) is also affected by the investment income or loss which arose from our investments in various private investment vehicles that we employed to incubate new strategies prior to their redemption during the three months ended September 30, 2010, the non-controlling interest allocation of the income or loss of our consolidated investment partnerships to their outside investors, interest expense on our outstanding debt prior to its extinguishment, mark-to-market movements on our swap agreement prior to its termination, net realized and unrealized gains and losses from our investments in mutual funds, and interest income generated on our excess cash balances.  We expect the interest and investment components, if any, of other income/(expense), in the aggregate, to fluctuate based on market conditions.

Non-Controlling Interests

Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence.  After our reorganization, we became the sole managing member of our operating company and now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company’s net income.  As of September 30, 2010, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 14.6% and 85.4%, respectively, of the economic interests in the operations of the business.

Income Tax Provision/(Benefit)

While our operating company has historically not been subject to U.S. federal and certain state income taxes, it has been subject to New York City Unincorporated Business Tax.  As a result of our reorganization, we are subject to taxes applicable to C-corporations.  As such, our effective tax rate has increased as a result of our reorganization.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  As of September 30, 2010 and December 31, 2009, the Company’s valuation allowance against the deferred tax asset associated with our acquisition of operating company units in conjunction with the offering and subsequent exchanges was $61.4 million and $60.3 million, respectively.

Operating Results

General

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

Beginning in the second half of 2007 and continuing through the quarter ended March 31, 2009, the performance of our investment strategies was negatively impacted by significant volatility in the equity markets.  Performance prior to March 31, 2009 was influenced by our overweight investment exposure to the financial services sector in particular.  Subsequent to March 31, 2009, all of our investment strategies experienced improvement in their performance, and outperformed their respective benchmarks.  As a result, our assets under management increased by $0.4 billion, or 2.9%, from $13.9 billion at September 30, 2009, to $14.3 billion at September 30, 2010, due to positive performance of $0.9 billion, offset by net outflows of $0.5 billion.

For the three months ended September 30, 2010, we experienced net outflows of $0.3 billion, consisting of gross outflows of $1.2 billion, offset by gross inflows of $0.9 billion.  For the nine months ended September 30, 2010, we experienced net outflows of $0.7 billion, consisting of gross outflows of $3.0 billion, offset by gross inflows of $2.3 billion.

For the three months ended September 30, 2010, our institutional accounts experienced gross inflows of $0.6 billion, which were offset by $0.5 billion in gross outflows.  For the nine months ended September 30, 2010, our institutional accounts experienced gross inflows of $1.3 billion, which were offset by $1.3 billion in gross outflows.

For the three months ended September 30, 2010, our retail accounts experienced $0.7 billion in gross outflows and $0.3 billion in gross inflows.  For the nine months ended September 30, 2010, our retail accounts experienced $1.7 billion in gross outflows and $1.0 billion in gross inflows.

Our average AUM fluctuates based on changes in the market value of accounts advised and managed by us, and on fund flows.  Accordingly, given our higher average AUM levels, our revenues for the three and nine months ended September 30, 2010 increased compared to our revenues for the three and nine months ended September 30, 2009.  An increase in revenue typically results in higher operating income and net income.

Assets Under Management and Flows

The change in AUM in our institutional accounts and our retail accounts for the three and nine months ended September 30, 2010 and 2009 and the twelve months ended September 30, 2010 is described below:

	For the Three Months		For the Nine Months		For the Twelve Months Ended
	Ended September 30,		Ended September 30,		September 30,
Assets Under Management	2010	2009	2010	2009	2010
	(in billions)
Institutional Accounts
Beginning of Period Assets	$10.0	$7.5	$10.7	$7.4	$10.2
Inflows	0.6	0.9	1.3	1.8	2.2
Outflows	(0.5)	(0.3)	(1.3)	(1.5)	(1.8)
Net Flows	0.1	0.6	0.0	0.3	0.4
Market Appreciation	1.2	2.1	0.6	2.5	0.7
End of Period Assets	$11.3	$10.2	$11.3	$10.2	$11.3
Retail Accounts
Beginning of Period Assets	$3.1	$3.1	$3.6	$3.3	$3.7
Inflows	0.3	0.3	1.0	0.9	1.5
Outflows	(0.7)	(0.4)	(1.7)	(1.5)	(2.4)
Net Flows	(0.4)	(0.1)	(0.7)	(0.6)	(0.9)
Market Appreciation	0.3	0.7	0.1	1.0	0.2
End of Period Assets	$3.0	$3.7	$3.0	$3.7	$3.0
Total
Beginning of Period Assets	$13.1	$10.6	$14.3	$10.7	$13.9
Inflows	0.9	1.2	2.3	2.7	3.7
Outflows	(1.2)	(0.7)	(3.0)	(3.0)	(4.2)
Net Flows	(0.3)	0.5	(0.7)	(0.3)	(0.5)
Market Appreciation	1.5	2.8	0.7	3.5	0.9
End of Period Assets	$14.3	$13.9	$14.3	$13.9	$14.3

At September 30, 2010, our $14.3 billion of AUM was invested in various value-oriented investment strategies representing distinct geographical segments.  The following table describes the allocation of our AUM, as of September 30, 2010 and 2009, among our investment strategies:

	AUM at September 30,
Investment Strategy	2010	2009
	(in billions)

U.S. Value Strategies	$9.2	$9.9
Global Value Strategies	3.2	2.4
Europe, Australasia, and Far East (“EAFE”) Value Strategies	1.9	1.6
Total	$14.3	$13.9

Three Months Ended September 30, 2010 versus September 30, 2009

At September 30, 2010, we managed $14.3 billion in total assets, an increase of $0.4 billion, or 2.9%, from $13.9 billion at September 30, 2009.  The year-over-year increase in AUM was primarily due to $0.9 billion in market appreciation and $3.7 million in gross inflows, offset by $4.2 billion in gross outflows.  Improving overall economic conditions contributed to the performance-related increase in our AUM.

At September 30, 2010, we managed $11.3 billion in institutional accounts and $3.0 billion in retail accounts, for a total of $14.3 billion in assets.  For the three months ended September 30, 2010, assets in institutional accounts increased by $1.3 billion, or 13.0%, due to $1.2 billion in market appreciation and $0.6 billion in gross inflows, offset by $0.5 billion in gross outflows.  For the three months ended September 30, 2010, assets in retail accounts decreased by $0.1 billion, or 3.2%, as a result of $0.7 billion in gross outflows, offset by $0.3 billion in gross inflows and $0.3 billion in market appreciation.

Nine Months Ended September 30, 2010 versus September 30, 2009

At September 30, 2010, we managed $14.3 billion in total assets, an increase of $0.4 billion, or 2.9%, from $13.9 billion at September 30, 2009.  The year-over-year increase in AUM was primarily due to $0.9 billion in market appreciation and $3.7 million in gross inflows, offset by $4.2 billion in gross outflows.  Improving overall economic conditions contributed to the performance-related increase in our AUM.

At September 30, 2010, we managed $11.3 billion in institutional accounts and $3.0 billion in retail accounts, for a total of $14.3 billion in assets.  For the nine months ended September 30, 2010, assets in institutional accounts increased by $0.6 billion, or 5.6%, due to $0.6 billion in market appreciation and $1.3 billion in gross inflows, offset by $1.3 billion in gross outflows.  For the nine months ended September 30, 2010, assets in retail accounts decreased by $0.6 billion, or 16.7%, as a result of $1.7 billion in gross outflows, offset by $1.0 billion in gross inflows and $0.1 billion in market appreciation.

At September 30, 2010, institutional accounts represented 79.0% of our total AUM, compared to 73.4% at September 30, 2009.  At September 30, 2010, our Global Value and EAFE Value investment strategies accounted for 35.7% of our AUM, compared to 28.8% at September 30, 2009.

Revenues

Our revenues from advisory fees earned on our institutional and retail accounts for the three and nine months ended September 30, 2010 and 2009 is described below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Revenue	2010	2009	2010	2009
	(in thousands)

Institutional Accounts	$15,491	$13,839	$47,756	$36,466
Retail Accounts	2,991	2,974	9,264	8,251
Total	$18,482	$16,813	$57,020	$44,717

Three Months Ended September 30, 2010 versus September 30, 2009

Our total revenue increased $1.7 million, or 10.1%, to $18.5 million for the three months ended September 30, 2010, from $16.8 million for the three months ended September 30, 2009.  This change was driven primarily by an increase in weighted average AUM, which increased $1.4 billion, or 11.5%, to $13.6 billion for the three months ended September 30, 2010, from $12.2 billion for the three months ended September 30, 2009.

Our weighted average fee rate was 0.544% and 0.550% for the three months ended September 30, 2010 and 2009, respectively.  The decrease in the weighted average fee rate was due in part to large institutional inflows in our newly launched Europe, Australasia, and Far East (“EAFE”) Diversified Value and Global Diversified Value strategies in the fourth quarter of 2009.  We typically offer reduced fee rates to initial clients in our new product offerings.  The decrease in the weighted average fee rate was also due to an increase in the average size of our institutional accounts.  Our tiered fee schedules typically charge lower rates as account size increases.  Weighted average assets in institutional accounts increased $1.7 billion, or 19.3%, to $10.5 billion for the three months ended September 30, 2010, from $8.8 billion for the three months ended September 30, 2009, and had a weighted average fee rate of 0.589% and 0.630% for the three months ended September 30, 2010 and 2009, respectively.  This decline was primarily due to institutional inflows in our EAFE Diversified Value and Global Diversified Value strategies, and a higher average institutional account size.  Weighted average assets in retail accounts decreased $0.3 billion, or 8.8%, to $3.1 billion for the three months ended September 30, 2010, from $3.4 billion for the three months ended September 30, 2009, and had a weighted average fee rate of 0.389% and 0.346% for the three months ended September 30, 2010 and 2009, respectively.  The year-over-year increase was due to the timing of asset flows in our retail accounts and the expiration of the voluntary partial fee waiver on the John Hancock Classic Value Fund, for which we act as sub-investment advisor, which ended in May 2010.

Nine Months Ended September 30, 2010 versus September 30, 2009

Our total revenue increased $12.3 million, or 27.5%, to $57.0 million for the nine months ended September 30, 2010, from $44.7 million for the nine months ended September 30, 2009.  This change was driven primarily by an increase in weighted average AUM, which increased $3.5 billion, or 32.7%, to $14.2 billion for the nine months ended September 30, 2010, from $10.7 billion for the nine months ended September 30, 2009.

Our weighted average fee rate was 0.537% and 0.559% for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in the weighted average fee rate was due primarily to an increase in the average size of our institutional accounts.  Our tiered fee schedules typically charge lower rates as account size increases.  Weighted average assets in institutional accounts increased $3.2 billion, or 42.1%, to $10.8 billion for the nine months ended September 30, 2010, from $7.6 billion for the nine months ended September 30, 2009, and had a weighted average fee rate of 0.590% and 0.642% for the nine months ended September 30, 2010 and 2009, respectively.  Weighted average assets in retail accounts increased $0.3 billion, or 9.7%, to $3.4 billion for the nine months ended September 30, 2010, from $3.1 billion for the nine months ended September 30, 2009, and had a weighted average fee rate of 0.367% and 0.355% for the nine months ended September 30, 2010 and 2009, respectively.  The year-over-year increase in weighted average fee rate for retail assets was due to the timing of asset flows in our retail accounts and the effects of the voluntary partial fee waiver on the John Hancock Classic Value Fund, for which we act as sub-investment advisor, which commenced in May 2009 and expired in May 2010.

Expenses

Our operating expenses are driven primarily by our compensation costs.  The table below describes the components of our compensation expense for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Cash Compensation and Other Benefits	$6,474	$5,977	$19,461	$17,439
Other Non-Cash Compensation	901	255	2,565	816
Total Compensation and Benefits Expense	$7,375	$6,232	$22,026	$18,255

Three Months Ended September 30, 2010 versus September 30, 2009

Total operating expenses increased by $1.1 million, or 13.6%, to $9.2 million for the three months ended September 30, 2010, from $8.1 million for the three months ended September 30, 2009.  This increase was primarily attributable to increases in discretionary bonus accruals and employee headcount, which increased from 65 at September 30, 2009 to 71 at September 30, 2010.

Compensation and benefits expense increased by $1.2 million, or 19.4%, to $7.4 million for the three months ended September 30, 2010, from $6.2 million for the three months ended September 30, 2009.  This increase was primarily a result of increases in discretionary bonus accruals and employee headcount, which increased from 65 at September 30, 2009 to 71 at September 30, 2010, as discussed above.

General and administrative expenses decreased by $0.1 million, or 5.3%, to $1.8 million for the three months ended September 30, 2010, from $1.9 million for the three months ended September 30, 2009.  This decrease was mainly attributable to decreases in insurance fees.

Nine Months Ended September 30, 2010 versus September 30, 2009

Total operating expenses increased by $3.4 million, or 13.8%, to $28.0 million for the nine months ended September 30, 2010, from $24.6 million for the nine months ended September 30, 2009.  This increase was primarily attributable to increases in discretionary bonus accruals and employee headcount, which increased from 65 at September 30, 2009 to 71 at September 30, 2010.

Compensation and benefits expense increased by $3.7 million, or 20.2%, to $22.0 million for the nine months ended September 30, 2010, from $18.3 million for the nine months ended September 30, 2009.  This increase was primarily a result of increases in discretionary bonus accruals and employee headcount, which increased from 65 at September 30, 2009 to 71 at September 30, 2010, as discussed above.

General and administrative expenses decreased by $0.4 million, or 6.3%, to $5.9 million for the nine months ended September 30, 2010, from $6.3 million for the nine months ended September 30, 2009.  This decrease was mainly attributable to decreases in professional fees and insurance fees.

Other Income/(Expense)

Three Months Ended September 30, 2010 versus September 30, 2009

Other income/(expense) was an expense of $1.1 million for the three months ended September 30, 2010.  Exclusive of $1.7 million in other expense associated with a decrease in our liability to our selling and converting shareholders associated with changes in the realizability of our related deferred tax asset, other income/(expense) was income of $0.6 million.  This income consisted primarily of $0.5 million in unrealized and realized gains and losses from investments.  Net realized and unrealized gain/(loss) from investments represents both the Company’s and external investors’ allocation of the gain/(loss) from the Company’s consolidated investments.  At September 30, 2010, the Company had total assets of $0.8 million in such investments.  Of the net realized and unrealized gain/(loss) from investments for the three months ended September 30, 2010, $0.3 million was attributable to the outside interests of our investment partnerships.  The external investors’ allocation of net realized and unrealized gain/(loss) is also included as a component of net income from non-controlling interests.  Interest and dividend income was income of $0.1 million.

Other income/(expense) was income of $1.6 million for the three months ended September 30, 2009.  Exclusive of $2.4 million in other expense associated with an increase in our liability to our selling and converting shareholders associated with changes in the realizability of our related deferred tax asset, other income/(expense) was income of $4.0 million.  This income consisted primarily of $4.2 million in income related to the positive performance of investments in our own products, offset by $0.2 million in net interest expense.  Net realized and unrealized gain/(loss) from investments represents both the Company’s and external investors’ allocation of the gain/(loss) from the Company’s consolidated investments.  At September 30, 2009, the Company had total assets of $18.4 million in such investments.  Of the $4.2 million in income related to the positive performance of our investments in our own products, $2.8 million was attributable to the outside interests of our investment partnerships.  The external investors’ allocation of net realized and unrealized gain/(loss) is also included as a component of net income from non-controlling interests.

Nine Months Ended September 30, 2010 versus September 30, 2009

Other income/(expense) was an expense of $1.4 million for the nine months ended September 30, 2010.  Exclusive of $1.6 million in other expense associated with an increase in our liability to our selling and converting shareholders associated with changes in the realizability of our related deferred tax asset, other income/(expense) was income of $0.2 million.  This income consisted primarily of $0.1 million in miscellaneous income and $0.1 million in income related to the positive performance of our investments in our own products, all of which was attributable to the outside interests of our investment partnerships.  At September 30, 2010, the Company had total assets of $0.8 million in such investments.  The external investors’ allocation of net realized and unrealized gain/(loss) is also included as a component of net income from non-controlling interests.

Other income/(expense) was income of $1.8 million for the nine months ended September 30, 2009.  Exclusive of $3.6 million in other expense associated with an increase in our liability to our selling and converting shareholders associated with changes in the realizability of our related deferred tax, other income/(expense) was income of $5.4 million.  This income consisted primarily of $6.1 million in income related to the positive performance of our investments in our own products and $0.2 million in miscellaneous income, offset by $0.9 million in net interest expense.  Net realized and unrealized gain/(loss) from investments represents both the Company’s and external investors’ allocation of the gain/(loss) from the Company’s consolidated investments.  At September 30, 2009, the Company had total assets of $18.4 million in such investments.  Of the $6.1 million in income related to the positive performance of our investments in our own products, $3.8 million was attributable to the outside interests of our investment partnerships.  The external investors’ allocation of net realized and unrealized gain/(loss) is also included as a component of net income from non-controlling interests.

Income Tax Provision/(Benefit)

Three Months Ended September 30, 2010 versus September 30, 2009

The income tax provision/(benefit) was a benefit of $1.1 million for the three months ended September 30, 2010.  This benefit was generated primarily due to a $2.2 million reduction of the valuation allowance against our deferred tax asset associated with our tax receivable agreement.  Exclusive of this adjustment, the remaining income tax provision for the three months ended September 30, 2010 consisted of $0.5 million in operating company unincorporated business taxes and $0.6 million in corporate income taxes.   The income tax provision/(benefit) for the three months ended September 30, 2009 was a benefit of $2.0 million and was generated primarily due to a reduction of $3.1 million to the valuation allowance against our deferred tax asset associated with our tax receivable agreement.  Exclusive of this adjustment, the remaining income tax provision for the three months ended September 30, 2009 consisted of $0.5 million in operating company unincorporated business taxes and $0.5 million in corporate income taxes.  A comparison of the effective tax rate for the three months ended September 30, 2010 to that of the three months ended September 30, 2009 is not meaningful due to the valuation allowance adjustments.

Nine Months Ended September 30, 2010 versus September 30, 2009

The income tax provision/(benefit) was a provision of $1.4 million for the nine months ended September 30, 2010.  Exclusive of a reduction of $2.1 million to the income tax provision related to an increase to the valuation allowance against our deferred tax asset associated with our tax receivable agreement, the remaining income tax provision for the nine months ended September 30, 2010 consisted of $1.8 million in operating company unincorporated business taxes and $1.7 million in corporate income taxes.  The income tax provision/(benefit) for the nine months ended September 30, 2009 was a benefit of $2.4 million and was generated primarily due to a reduction of $4.8 million to the valuation allowance against our deferred tax asset associated with our tax receivable agreement.  Exclusive of this adjustment, the remaining income tax provision for the nine months ended September 30, 2009 consisted of $1.3 million in operating company unincorporated business taxes and $1.1 million in corporate income taxes.  A comparison of the effective tax rate for the nine months ended September 30, 2010 to that of the nine months ended September 30, 2009 is not meaningful due to the valuation allowance adjustments.

Non-Controlling Interests

Three Months Ended September 30, 2010 versus September 30, 2009

Net income attributable to non-controlling interests was $8.0 million for the three months ended September 30, 2010, and consisted of $7.7 million associated with our employees’ and outside investors’ interest in the income of the operating company and $0.3 million of income from our consolidated subsidiaries’ interest in the earnings of our consolidated investment partnerships.  Net income attributable to non-controlling interests was $10.8 million for the three months ended September 30, 2009, and consisted of $8.1 million associated with our employees’ and outside investors’ interest in the income of the operating company and $2.8 million of income from our consolidated subsidiaries’ interest in the earnings of our consolidated investment partnerships.  The increase in the interest in the earnings of the operating company is primarily a result of the increase in our weighted average AUM, which had a corresponding positive impact on revenues and income.  The decrease in our consolidated subsidiaries’ interest in the earnings of our consolidated investment partnerships is primarily a result of the deconsolidation of the Pzena Global Value Service and the Pzena EAFE Value Service on December 31, 2009, and the deconsolidation of the Pzena Emerging Market Countries Value Service and the Pzena Emerging Markets Focused Value Service during the three months ended September 30, 2010.

Nine Months Ended September 30, 2010 versus September 30, 2009

Net income attributable to non-controlling interests was $23.6 million for the nine months ended September 30, 2010, and consisted of $23.5 million associated with our employees’ and outside investors’ interest in the income of the operating company and $0.1 million of income from our consolidated subsidiaries’ interest in the earnings of our consolidated investment partnerships.  Net income attributable to non-controlling interests was $21.5 million for the nine months ended September 30, 2009, and consisted of approximately of $17.7 million associated with our employees’ and outside investors’ interest in the income of the operating company and $3.8 million of income from our consolidated subsidiaries’ interest in the earnings of our consolidated investment partnerships.  The increase in the interest in the earnings of the operating company is primarily a result of the increase in our weighted average AUM, which had a corresponding positive impact on revenues and income.  The decrease in our consolidated subsidiaries’ interest in the earnings of our consolidated investment partnerships is primarily a result of the deconsolidation of the Pzena Global Value Service and the Pzena EAFE Value Service on December 31, 2009, and the deconsolidation of the Pzena Emerging Market Countries Value Service and the Pzena Emerging Markets Focused Value Service during the three months ended September 30, 2010.

Non-GAAP Net Income

Our results for the three and nine months ended September 30, 2010 and 2009 included adjustments related to our tax receivable agreement and the associated liability to our selling and converting shareholders.  Excluding these adjustments, diluted net income and diluted net income per share was $5.2 million and $0.08, respectively, for the three months ended September 30, 2010, and $5.3 million and $0.08, respectively, for the three months ended September 30, 2009.  On a similar basis, diluted net income and diluted net income per share was $15.7 million and $0.24, respectively, for the nine months ended September 30, 2010, and $11.7 million and $0.18, respectively, for the nine months ended September 30, 2009.  We believe that excluding these adjustments provides information to better analyze our operations between periods and over time. Investors should consider these non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands, except share and per-share amounts)

GAAP Net Income	$1,219	$1,432	$2,676	$2,736
Net Effect of Tax Receivable Agreement	461	711	440	1,197
Non-GAAP Net Income	$758	$721	$2,236	$1,539

GAAP Non-Controlling Interest of Pzena Investment Management, LLC	$7,722	$8,082	$23,483	$17,767
Less: Assumed Corporate Income Taxes	3,309	3,463	10,063	7,613
Assumed After-Tax Income of Pzena Investment Management, LLC	$4,413	$4,619	$13,420	$10,154
Non-GAAP Net Income of Pzena Investment Management, Inc.	758	721	2,236	1,539
Non-GAAP Diluted Net Income	$5,171	$5,340	$15,656	$11,693

Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$5,171	$5,340	$15,656	$11,693
Non-GAAP Diluted Earnings per Share	$0.08	$0.08	$0.24	$0.18
Non-GAAP Diluted Weighted Average Shares Outstanding	64,993,746	64,994,278	65,006,198	64,756,331

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

At September 30, 2010, our cash and cash equivalents was $26.8 million.  Advisory fees receivable were $14.2 million.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management firm, our business has been materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  As of and for the three months ended September 30, 2010, our weighted average AUM and revenues increased by 11.5% and 10.1%, respectively, compared to the three months ended September 30, 2009.  These increases contributed to a 28.6% increase in our cash provided by operating activities for the comparable period.  As of and for the nine months ended September 30, 2010, our weighted average AUM and revenues increased by 32.7% and 27.5%, respectively, compared to the nine months ended September 30, 2009.  These increases contributed to a 35.2% increase in our cash provided by operating activities for the comparable period.

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

During the nine months ended September 30, 2010, we repaid the remaining $10.0 million principal amount outstanding of the Senior Subordinated Notes held by the entities established by Richard S. Pzena.  Although we are comfortable with our current capital structure, in the current economic environment, it is uncertain whether additional or alternative sources of debt or equity financing, if required, would be available on acceptable terms.

We do not anticipate meaningful outlays for internal investment or capital expenditures over the next twelve months.

We believe that the repayment of our term loan and Senior Subordinated Notes, and our ability to vary cash compensation levels, have provided us with an appropriate degree of flexibility in providing for our liquidity needs.

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

During the nine months ended September 30, 2010, we used cash on hand to repay the remaining $10.0 million principal amount outstanding of the Senior Subordinated Notes held by the entities established by Richard S. Pzena.

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

Cash Flows

Operating activities provided cash of $9.9 million and $7.7 million for the three months ended September 30, 2010 and 2009, respectively.  Operating activities provided $37.5 million and $25.6 million for the nine months ended September 30, 2010 and 2009, respectively.  The year-over-year increase in cash flows from operating activities was driven primarily by an increase in weighted average AUM from $12.2 billion for the three months ended September 30, 2009, to $13.6 billion for the three months ended September 30, 2010, and an increase in weighted average AUM from $10.7 billion for the nine months ended September 30, 2009, to $14.2 billion for the nine months ended September 30, 2010, which had a corresponding positive impact on total revenues.

Investing activities consist primarily of investments in affiliates and other investment partnerships, as well as capital expenditures.  Investing activities used less than $0.1 million for each of the three months ended September 30, 2010 and 2009.  Investing activities provided less than $0.1 million for the nine months ended September 30, 2010, and had no net effect for the nine months ended September 30, 2009.

Financing activities consist primarily of borrowing arrangements and distributions to and contributions from non-controlling interests.  Financing activities used $6.6 million and $14.4 million of cash for the three months ended September 30, 2010 and 2009, respectively.  The $7.8 million decrease in financing activities is primarily attributable to a $10.0 million decrease in principal repayments associated with our debt obligations, offset by a $1.6 million increase in distributions to non-controlling interests, a $0.3 million decrease in contributions from non-controlling interests, and a $0.3 million increase in dividends paid.

Financing activities used $26.5 million and $33.9 million for the nine months ended September 30, 2010 and 2009, respectively.  The $7.4 million decrease in financing activities is primarily attributable to a $12.0 million decrease in principal repayments associated with our debt obligations and a $4.0 million increase in contributions from non-controlling interests, offset by a $8.0 million increase in distributions to non-controlling interests and a $0.6 million increase in dividends paid.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2010.

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

Consolidation

Our policy is to consolidate all majority-owned subsidiaries in which we have a controlling financial interest and VIEs of which we are deemed to be the primary beneficiary.  We also consolidate non-VIEs which we control as the general partner or managing member.  We assess our consolidation practices regularly, as circumstances dictate.  All significant inter-company transactions and balances have been eliminated.

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

We believe that the accounting estimate related to the $61.4 million valuation allowance, assessed as of September 30, 2010 against the deferred tax asset associated with our acquisitions of operating company Class B units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we were not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets valuation allowance would be charged to income tax expense in the period such determination was made.

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

Recent Accounting Pronouncements

In September 2009, the FASB issued a new standard that requires an enterprise to perform a qualitative analysis to determine whether its variable-interests give it a controlling financial interest in a VIE.  Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  An enterprise that holds a substantive interest and a controlling financial interest in a VIE is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  The standard also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a VIE, and additional disclosures about an enterprise’s involvement in VIEs, and any significant changes in risk exposure due to that involvement.  The standard is effective for fiscal years beginning after November 15, 2009.  In November 2009, the FASB issued a proposed standard update, which defers the consolidation criteria requirements of this new standard for assets managers’ interests in entities that apply the specialized accounting guidance for investment companies, or that have the attributes of investment companies.  In February 2010, the FASB issued further guidance which provided a limited scope deferral for a reporting entity’s interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity.  The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on VIEs.  We have evaluated the deferral guidelines and determined that the standard is applicable for our investment in our operating company, but that we meet the criteria for deferral provided in this standard for our VIEs.  We adopted the updated guidance on January 1, 2010, and it had no impact on our consolidated financial statements.  We are monitoring future guidance for updates on the treatment of our interests in our VIEs.

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

All of our revenue for the three and nine months ended September 30, 2010 and 2009 was derived from advisory fees, which are typically based on the market value of AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and earnings to decline due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and earnings to decline further.

We are also subject to market risk due to a decline in the value of holdings in mutual funds.  At September 30, 2010, the fair value of these assets was $2.3 million.  Assuming a 10% increase or decrease, the fair value would have increased or decreased by $0.2 million at September 30, 2010.

Interest Rate Risk

We have no exposure to interest rate risk at September 30, 2010.

Item 4.   Controls and Procedures.

During the course of their review of our consolidated financial statements as of September 30, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three and nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 4, 2010

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer

By:	/s/ GREGORY S. MARTIN
	Name:	Gregory S. Martin
	Title:	Chief Financial Officer and Principal Accounting Officer