Form 10-K
period 2010-12-31
Pzena Investment Management, Inc.
filed 2011-03-15
CIK 1399249

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2010, the last business day of its most recently completed second fiscal quarter, was approximately $59,130,066 based on the closing sale price of $6.37 per share of Class A common stock of the registrant on such date on the New York Stock Exchange. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.

As of March 3, 2011, there were 9,367,659 outstanding shares of the registrant's Class A common stock, par value $0.01 per share.

As of March 3, 2011, there were 55,204,610 outstanding shares of the registrant's Class B common stock, par value $0.000001 per share.

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

        The Morgan Stanley Capital International EAFE® Index, which we refer to as the MSCI EAFE® Index, is a trademark of Morgan Stanley Capital International, a division of Morgan Stanley. The Morgan Stanley Capital International WorldSM Index, which we refer to as the MSCI WorldSM Index, is a service mark of Morgan Stanley Capital International, a division of Morgan Stanley. Morgan Stanley Capital International is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to in this Annual Report.

        The S&P 500® Index is a registered trademark of Standard & Poor's, a division of The McGraw Hill Companies, Inc., which is the owner of all copyrights relating to this index and the source of the performance statistics of this index that are referred to herein.

PART I.

ITEM 1.    BUSINESS

Overview

        Pzena Investment Management, Inc. is the sole managing member of Pzena Investment Management, LLC, which is our operating company. Founded in late 1995, Pzena Investment Management, LLC is a value-oriented investment management firm. We believe that we have established a positive, team-oriented culture that enables us to attract and retain very qualified people. Over the past fifteen years, we have built a diverse, global client base of respected and sophisticated institutional investors, high net worth individuals and select third-party distributed mutual funds for which we act as sub-investment adviser.

        The graphic below illustrates our holding company structure and ownership as of December 31, 2010.

(1)
As of December 31, 2010, the members of Pzena Investment Management, LLC, other than us, consisted of:

•
Richard S. Pzena, John P. Goetz, and William L. Lipsey, our Chief Executive Officer (CEO) and two Presidents, respectively, and their respective estate planning vehicles, who collectively held approximately 56.4% of the economic interests in us.

•
30 of our other employees, including our Chief Financial Officer, Gregory S. Martin, who collectively held approximately 9.4% of the economic interests in us.

•
Certain other members of our operating company, including one of our directors and his related entities, and two former employees, who collectively held approximately 19.7% of the economic interests in us (with the 33 employee members, the Principals).

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

(4)
As of December 31, 2010, we held 9,367,659 Class A units of Pzena Investment Management, LLC, which represented the right to receive 14.5% of the distributions made by Pzena Investment Management, LLC.

(5)
As of December 31, 2010, the Principals collectively held 55,198,610 Class B units of Pzena Investment Management, LLC, which represented the right to receive 85.5% of the distributions made by Pzena Investment Management, LLC.

        We utilize a classic value approach to investing and seek to make investments in good businesses at low prices. Our approach and process have helped us achieve attractive returns over the long term. As of December 31, 2010, we managed assets in thirteen value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. Our assets under management, or AUM, were $15.6 billion at December 31, 2010, and we managed money on behalf of institutions and high net worth individuals and acted as sub-investment adviser to a variety of SEC-registered mutual funds and offshore funds.

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

        As of December 31, 2010, we had 70 employees, including 33 employee members who collectively owned 65.7% of the ownership interests in our operating company. Our operating company is led by an executive committee, including our CEO and two Presidents.

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

  •
  Consistency of Investment Process.  Since our inception over fifteen years ago, we have utilized a classic value investment approach and a systematic, disciplined investment process to construct portfolios for our investment strategies in U.S. and non-U.S. markets across all market capitalizations. The consistency of our process has allowed us to leverage the same investment team to launch new products. We believe that our consistent investment process has resulted in strong brand recognition of our firm in the investment community.

  •
  Diverse and High Quality Client Base.  We believe that we have developed a favorable reputation in the institutional investment community. This is evidenced by our strong relationships with consultants and the diversity and sophistication of our investors.

    With the exception of two client relationships, which each represented 13.5% of our AUM as of December 31, 2010, no other single account represented more than 5% of our AUM as of December 31, 2010. For the year ended December 31, 2010, these relationships represented 9.8% and 7.7%, respectively, of our total revenues. No other single account represented more than 5% of our revenues for the year ended December 31, 2010.

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

  •
  Culture of Ownership.  We believe in significant ownership of our business by the key contributors to our success. Since our inception, we have communicated to all our employees that they have the opportunity to become partners in our operating company. As of December 31, 2010, we had 33 employee owners positioned within all functional areas of the firm. We believe this ownership model results in a shared sense of purpose with our clients and their advisers. We intend to continue fostering a culture of ownership through our equity incentive plans, which are designed to align our team's interests with those of our stockholders and clients. We believe this culture of ownership contributes to our team orientation and connection with clients.

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

  •
  Capitalize on Growth Opportunities in Our Global Value and EAFE Value Strategies. Since our inception, we have made it a practice to leverage our knowledge of value investing and our investment processes to create new investment strategies for our clients. In early 2004, this manifested itself in the launch of our Global Value and Europe Australasia Far East (EAFE) Value (formerly known as International Value) investment strategies. In 2009, we launched our EAFE Diversified Value and Global Diversified Value investment strategies. In 2010, we secured an institutional launch client for our Emerging Markets Value strategy. Among both institutional and retail investors industry-wide, over the past few years, there has been increasing levels of investments in portfolios including non-U.S. equities. As of December 31, 2010, the total AUM in our Global Value strategies, EAFE Value strategies, and other non-U.S. strategies was $5.5 billion, or 35.3% of our overall AUM.

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

  •
  Expand Our Non-U.S. Client Base.  In recent years, we have increased our efforts to develop our non-U.S. client base. Through our strong relationships with global consultants, we have been able to accelerate the development of our relationships with their non-U.S. branches. Over time, we aim to achieve growth of this client base through these relationships and by directly calling on the world's largest institutional investors. In addition, during 2010 we opened a representative office in Australia to more effectively service existing clients and develop new relationships in the geographic area. To date, these marketing efforts have resulted in client relationships in more than seven non-U.S. countries, such as the United Kingdom, Australia and Canada. We have also sought to expand our non-U.S. base through our relationships with non-U.S. mutual funds and other investment fund advisors. As of December 31, 2010, we managed $4.4 billion in separate accounts, commingled funds and sub-advised funds on behalf of non-U.S. clients.

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

        As of December 31, 2010, we had a 23-member investment team. Each member serves as a research analyst, and certain members of the team also have portfolio management responsibilities. There are three portfolio managers for each investment strategy. These three managers have joint decision-making responsibility, and each has "veto authority" over all decisions regarding the relevant portfolio. For each of our largest current investment strategies, these three senior members are identified under "—Our Investment Strategies." Research analysts have sector and company-level research responsibilities which span all of our investment strategies, including those with a non-U.S. focus. In order to facilitate the professional development of our team, and to keep a fresh perspective on our portfolio companies, our research analysts generally rotate industry coverage every three years.

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

Our Investment Strategies

        As of December 31, 2010, our approximately $15.6 billion in AUM was invested in a variety of value-oriented investment strategies, representing differing capitalization segments of U.S. and non-U.S. markets. The following table describes the largest of our current U.S. and non-U.S. investment strategies, and the allocation of our approximately $15.6 billion in AUM among them, as of December 31, 2010.

Strategy	Portfolio Managers	AUM
		(in billions)
U.S. Strategies
Large Cap Value	DeSpirito, Goetz, Pzena	$6.6
Value Service	DeSpirito, Goetz, Pzena	1.8
Small Cap Value	Silver, Flynn, Pzena	1.3
Other U.S. Strategies(1)	N/A	0.4
Non-U.S. Strategies
Global Value	Cai, Peterson, Goetz	3.2
EAFE Diversified Value	Cai, Peterson, Goetz	1.8
Other Non-U.S. Strategies(2)	N/A	0.5

Total		$15.6

(1)
Our other U.S. investment strategies are: Mid Cap Value, All Cap Value, Financial Opportunities Service, and Mega Cap Value.

(2)
Our other non-U.S. investment strategies are: EAFE Value, Global Diversified Value, European Value, and Emerging Markets Value.

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

        Our five largest investment strategies as of December 31, 2010 are further described below. We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy's investment universe, as well as the regions in which we invest. While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary as described below.

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

Our Product Development Approach

        Historically, a major component of our growth has been the development of new products. Prior to seeding a new product, we perform in-depth research on the potential market for the product, as well as its overall compatibility with our investment expertise. This process involves analysis by our client team, as well as by our investment professionals. We will only launch a new product if we believe that it can add value to a client's investment portfolio. In the past, if appropriate, we have created partnerships with third parties to enhance the distribution of a product or add expertise that we do not have in-house. Prior to marketing a new product, we generally incubate the product for a period of one to five years, so that we can test and refine our investment strategy and process before actively marketing the product to our clients.

        Furthermore, we continually seek to identify opportunities to extend our investment process into new markets or to apply it in different ways to offer clients additional strategies. This recently led to the introduction of our EAFE Diversified Value, Global Diversified Value, European Value, Financial Opportunities Service, Mega Cap Value and Emerging Markets Value strategies. We are currently incubating several products, which we believe may be attractive to our clients in the future.

Our Investment Performance

        Since we are long-term fundamental investors, we believe that our investment strategies yield the most benefits, and are best evaluated over a long-term timeframe.

        The following table indicates the annualized returns, gross and net (which represents annualized returns prior to and after payment of advisory fees, respectively), of our five largest investment strategies from their inception to December 31, 2010, and in the five-year, three-year, and one-year periods ended December 31, 2010, relative to the performance of: (i) the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy, and (ii) the S&P 500® Index, which is provided for the limited purpose of providing a comparison to the broader equity market.

	Period Ended December 31, 2010(1)
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (October 2000)
Annualized Gross Returns	4.7%	(1.5)%	(3.5)%	16.3%
Annualized Net Returns	4.2%	(2.0)%	(3.9)%	15.8%
Russell 1000® Value Index	3.5%	1.3%	(4.4)%	15.5%
S&P 500® Index	0.6%	2.3%	(2.9)%	15.1%
Global Value (January 2004)
Annualized Gross Returns	3.0%	(2.7)%	(7.0)%	12.0%
Annualized Net Returns	2.2%	(3.4)%	(7.7)%	11.2%
MSCI World(SM) Index—Net/U.S.$(2)	5.1%	2.4%	(4.9)%	11.8%
S&P 500® Index	3.9%	2.3%	(2.9)%	15.1%
Value Service (January 1996)
Annualized Gross Returns	10.2%	(1.1)%	(3.0)%	16.5%
Annualized Net Returns	9.4%	(1.7)%	(3.7)%	15.7%
Russell 1000® Value Index	7.6%	1.3%	(4.4)%	15.5%
S&P 500® Index	6.8%	2.3%	(2.9)%	15.1%
EAFE Diversified Value (November 2008)
Annualized Gross Returns	25.8%	—	—	11.2%
Annualized Net Returns	25.5%	—	—	10.9%
MSCI EAFE® Index—Net/U.S.$(2)	17.7%	—	—	7.7%
S&P 500® Index	15.4%	—	—	15.1%
Small Cap Value (January 1996)
Annualized Gross Returns	14.5%	7.7%	10.7%	28.0%
Annualized Net Returns	13.2%	6.6%	9.6%	26.8%
Russell 2000® Value Index	9.8%	3.5%	2.2%	24.5%
S&P 500® Index	6.8%	2.3%	(2.9)%	15.1%

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

        On our institutional accounts, we are paid fees according to a schedule which varies by investment strategy. The substantial majority of these accounts pay us management fees pursuant to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases. Certain of our clients pay us incentive fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a lower base fee, but allows for us to earn higher fees if the relevant investment strategy out-performs the agreed-upon benchmark.

        As of December 31, 2010, we sub-advised thirteen SEC-registered mutual funds that each have an initial two-year term and are subject to annual renewal by each fund's board of directors pursuant to the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act. Eight of these thirteen sub-investment advisory agreements, including our largest sub-advised relationship, are beyond their initial two-year terms as of December 31, 2010. In addition, we sub-advise twelve offshore funds. Pursuant to these agreements, we are generally paid a management fee according to a schedule, in which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed rate management fees. Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of assets under management, are lower than the advisory fees we earn on our institutional accounts. The majority of the advisory fees we earn on institutional accounts are based on the value of AUM at a specific date on a quarterly basis, either in arrears or in advance. Advisory fees on certain of our institutional accounts, and with respect to most of the mutual funds that we sub-advise, are calculated based on the average of the monthly or daily market value of the account. Advisory fees are also generally adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. While a specific group of accounts may use the same fee rate, the method used to calculate the fee according to the fee rate schedule may differ, as described above.

Our Client Relationships and Distribution Approach

        We manage separate accounts on behalf of institutions and high net worth individuals and, as of December 31, 2010, acted as sub-investment adviser for thirteen SEC-registered mutual funds and twelve offshore funds. We believe that strong relationships with our clients are critical to our ability to succeed and to grow our AUM. In building these relationships, we have focused our efforts where we can efficiently access and service large pools of sophisticated clients with our team of dedicated marketing and client service professionals. We distribute our products to institutional and retail clients primarily through the efforts of our internal sales team, who calls on them directly and on the consultants who serve them, as well as through the marketing programs of our sub-investment advisory partners. Since our objective is to attract long-term investors with an investment horizon in excess of three years, our sales and client service efforts focus on educating our investors regarding our disciplined value investment process and philosophy.

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

Investment Consultants

        We estimate that approximately 70% of all retirement plan assets are advised by investment consultants, with a relatively small number of these consultants representing a significant majority of these relationships. As a result of a consistent servicing effort over our history, we have built strong relationships with those consulting firms that we believe are the most important consulting firms and believe that most of them rate our open investment strategies favorably. New accounts sourced through consultant-led searches have been a large driver of our historical growth and are expected to be a major component of our future growth. We seek to develop direct relationships with accounts sourced through consultant-led searches by our ongoing marketing and client service efforts, as described below under "Client Service."

Sub-Investment Advisory Distribution

        We currently sub-advise two mutual funds that are advised by John Hancock Advisers, namely the John Hancock Classic Value Fund and the John Hancock Classic Value Mega Cap Fund. As of December 31, 2010, these two funds represented $2.1 billion, or 13.5%, of our AUM. For the years ended December 31, 2010, 2009 and 2008, approximately 9.8%, 11.1%, and 13.9%, respectively, of our total revenue was generated from our sub-investment advisory agreements with John Hancock Advisers. Our sub-investment advisory agreement with the John Hancock Classic Value Fund represented all, or substantially all, of this revenue during these periods. During 2009, John Hancock Advisers liquidated or reorganized a number of mutual funds that it deemed to have an insufficient level of assets. As part of this initiative, the John Hancock Classic Value Fund II, which we had been sub-advising since 2006, reorganized into another John Hancock Advisers mutual fund not sub-advised by us, and the John Hancock International Classic Value Fund, which we had been sub-advising since 2006, was liquidated. The aggregate AUM in the two reorganized and liquidated funds as of December 31, 2008 was $46.4 million, and represented 0.4% of our AUM as of that date. The revenue generated from our sub-advisory agreements with these two funds for the years ended December 31, 2009 and 2008 was 0.1% and 0.3%, respectively, of our total revenues for those years. These actions by John Hancock Advisers are not expected to have a material impact on our financial position and results of operation.

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

Employees

        At December 31, 2010, we had 70 full-time employees. This consists of 27 research department personnel; 3 traders; 12 client service and marketing personnel; 15 employees in operations; and 13 legal, compliance and finance personnel.

Available Information

        We maintain a website at www.pzena.com. The contents of our website are not part of, nor are they incorporated by reference into, this Annual Report.

        We make available through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as amendments to those reports, as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission. To retrieve these reports, and any amendments thereto, visit the Investor Relations section of our website.

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

SEC Regulation

        Our operating company, Pzena Investment Management, LLC, is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Investment Advisers Act of 1940, as amended, which we refer to as the Investment Advisers Act, and the SEC's regulations thereunder, as well as to examination by the SEC's staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of our business and our relationships with our clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, conflicts of interest, advertising, recordkeeping, reporting and disclosure requirements. All thirteen of the funds for which Pzena Investment Management, LLC acts as the sub-investment adviser are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their advisers. Moreover, an investment adviser's contract with a registered fund may be terminated by the fund on not more than 60 days' notice, and is subject to annual renewal by the fund's board after an initial two-year term. Both the Investment Advisers Act and the Investment Company Act regulate the "assignment" of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser's registration. The failure of Pzena Investment Management, LLC, or the registered funds for which Pzena Investment Management, LLC acts as sub-investment adviser, to comply with the requirements of the SEC could have a material adverse effect on us.

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

Compliance

        Our firm maintains a Legal and Compliance Department with three full-time lawyers, including our General Counsel/Chief Compliance Officer. Other members of the Department, as well as the firm in general, also devote significant time to compliance matters.

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

        The performance of our investment strategies is one of the most important factors in retaining clients and AUM, and competing for new business. If our investment strategies perform poorly, it could impair our earnings because:

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

        In addition, when our strategies experience strong results relative to the market or other asset classes, clients' investments in our strategies may increase beyond their target levels, and we could, therefore, suffer withdrawals as our clients rebalance their investments to fit their asset allocation preferences.

        In 2006, 2007 and 2008, our investment strategies underperformed their respective benchmarks, and, while each of our investment strategies outperformed their respective benchmarks in 2009 and most of our investment strategies outperformed their respective benchmarks in 2010, there can be no assurance that some or all of our strategies will not underperform their respective benchmarks in the future. The annualized gross returns (which represents annualized returns prior to payment of advisory fees) of our Large Cap Value strategy (which represented approximately 42.3% of our AUM as of December 31, 2010) for the 1-year, 3-year, 5-year and since inception (October 2000) periods ended December 31, 2010 were 16.3%, (3.5)%, (1.5)%, and 4.7%, respectively. This compares to the returns of the Russell 1000® Value Index, the market index most commonly used by our clients to compare the performance of our Large Cap Value strategy, during the same periods of 15.5%, (4.4)%, 1.3%, and 3.5%, respectively.

        During periods of declining AUM and revenues, such as we experienced from the quarter ended September 30, 2007 through the quarter ended March 31, 2009, there can be no assurance that we will be able to reduce our expenses at a commensurate rate, potentially leading to accelerated profitability declines. Additionally, given the nature of our business, there is a minimum expense base necessary to retain our employees and maintain our operations, and it may be difficult to reduce expenses beyond certain levels.

        While AUM and revenues increased from the quarter ended June 30, 2009 through the quarter ended December 31, 2010, there can be no assurance that there will not be declines in our AUM, revenue and profitability in the future.

Our relationships with two clients represent a significant source of our AUM and revenues, and the termination of one or both of these relationships would impair our revenues and earnings.

        As of December 31, 2010, two client relationships each represented 13.5% of our AUM. For the year ended December 31, 2010, these relationships represented 9.8% and 7.7%, respectively, of our total revenues. No other single account represented more than 5% of our AUM as of December 31, 2010, or more than 5% of our revenues for the year ended December 31, 2010.

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

        Our investment advisory and sub-investment advisory agreements are generally terminable upon short notice. Our sub-investment advisory agreements with thirteen SEC-registered mutual funds each have an initial two-year term and are subject to annual renewal by each fund's board of directors pursuant to the Investment Company Act. Eight of these thirteen sub-investment advisory agreements, including our largest sub-advised relationship, are beyond their initial two-year term, as of December 31, 2010. Institutional and individual clients, and the funds with which we have sub-investment advisory agreements, can terminate their relationships with us, or reduce the aggregate amount of AUM, for a number of reasons, including investment performance, changes in prevailing interest rates, changes in asset class preference, and financial market performance, or to shift their funds to competitors who may charge lower advisory fee rates, or for no stated reason. Poor performance relative to that of other investment management firms tends to result in decreased investments in our investment strategies, increased withdrawals from our investment strategies and the loss of institutional or individual accounts or sub-investment advisory relationships. In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services. If our investment advisory agreements are terminated, or our clients reduce the amount of AUM, either of which may occur on short notice, we may experience declines in revenue and profitability.

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

        Although we experienced growth in AUM and revenues from the quarter ended June 30, 2009 through the quarter ended December 31, 2010, we experienced declines in AUM from the quarter ended September 30, 2007, through the quarter ended March 31, 2009, and declines in revenue and profitability from the quarter ended December 31, 2007, through the quarter ended March 31, 2009, and there can be no assurance that there will not be declines in our AUM, revenue and profitability in the future.

Volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our AUM, revenues and profitability.

        As a company that operates in both U.S. and non-U.S. markets, and with a global client base, our business is subject to changing conditions in the global financial markets, and may also be effected by worldwide political, social and economic conditions in general. Beginning in the second half of 2007, and particularly during the second half of 2008 through early 2009, the financial markets were characterized by unprecedented levels of volatility and limited liquidity. This materially and adversely affected the capital and credit markets and led to a widespread loss of investor confidence. While investor confidence has shown some stabilization and improvement during the second half of 2009 through 2010, there is still hesitation among investors to increase allocations to public equity investments, and the alternative asset class has been more highly favored by many of these investors. While governments continue to implement legislative and regulatory initiatives, and make other efforts to successfully stabilize and add liquidity to the financial markets, we may still be subject to additional constraints or costs in order to satisfy new regulatory requirements. As a result, we could be confronted with net outflows of AUM, and could experience difficulties attracting new clients, resulting in a material adverse effect on our AUM, revenue and profitability in the future.

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

We may need to raise capital in the future, and resources may not be available to us in sufficient amounts or on acceptable terms.

        Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue debt, or sell shares of our Class A Common Stock, as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

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

        Our AUM has grown from approximately $8.6 billion as of March 31, 2009 to $15.6 billion as of December 31, 2010. This substantial growth in our business has placed, and, may continue to place, significant demands on our infrastructure and our investment team and other employees, and may increase our expenses. In addition, we are required to continuously develop our infrastructure in response to the increasing sophistication of the investment management market, as well as due to legal and regulatory developments.

        Although most of our investment strategies outperformed their respective benchmarks in 2009 and 2010, they underperformed their respective benchmarks in 2006, 2007 and 2008. Continued future growth may be challenging, as our underperformance in 2006 to 2008 may impact our ability to attract inflows of AUM. Additionally, the current overall market environment may impact potential investors' interest in committing new capital to equity strategies such as those offered by us, thereby making growth more difficult.

        The future growth of our business, if achieved, will depend, among other things, on our ability to maintain an infrastructure and staffing levels sufficient to address its growth, and may require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls, implementing new or updated information and financial systems and procedures and training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis. In addition, our efforts to retain or attract qualified investment professionals may result in significant additional expenses. There can be no assurance that we will be able to manage the growth of our business effectively, or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

The investment management business is intensely competitive.

        Competition in the investment management business is based on a variety of factors, including:

  •
  investment performance;

  •
  investor perception of an investment manager's drive, focus and alignment of interest with them;

  •
  quality of service provided to, and duration of relationships with, clients;

  •
  business reputation; and

  •
  level of fees charged for services.

        We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. Our competitive risks are heightened by the fact that some of our competitors may invest according to different investment styles or in alternative asset classes which the markets may perceive as more attractive than our investment approach in the public equity markets. If we are unable to compete effectively, our revenues and earnings could be reduced, and our business could be materially adversely affected.

Reductions in business sourced through third-party distribution channels, or their poor reviews of us or our products, could materially reduce our revenues and ability to attract new clients.

        New accounts sourced through consultant-led searches have been a large driver of our inflows in the past, and are expected to be a major component of our future inflows. In addition, we have established relationships with certain mutual fund providers who have offered us opportunities to access certain market segments through sub-investment advisory roles. We have also accessed the high-net-worth segment of the investing community through relationships with well respected wealth advisers who utilize our investment strategies in investment programs they construct for their clients. If we fail to successfully maintain these third-party distribution and sub-investment advisory relationships, our business could be materially adversely affected. In addition, many of these parties review and evaluate our products and our organization. Poor reviews or evaluations of either the particular product, or of us, may result in client withdrawals or may impact our ability to attract new assets through such intermediaries.

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

        As an investment adviser, we have a fiduciary duty to our clients. When clients retain us to manage assets on their behalf, they may specify certain guidelines regarding investment allocation and strategy that we are required to observe in the management of their portfolios. Our failure to comply with these guidelines and other limitations could result in losses to a client account that the client could seek to recover from us, and could result in the client withdrawing its assets from our management or terminating our investment advisory agreement with them. Any of these events could cause our earnings to decline or affect our ability to remain in business.

Extensive regulation of our business limits our activities and exposes us to the potential for significant penalties, including fines or limitations on our ability to conduct our business.

        We are subject to extensive regulation of our investment management business and operations. As a registered investment adviser, the SEC oversees our activities pursuant to its regulatory authority under the Investment Advisers Act. In addition, we must comply with certain requirements under the Investment Company Act with respect to the SEC-registered funds for which we act as sub-investment adviser. We are also subject to regulation by the Department of Labor under ERISA. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation, result in withdrawal by our clients from our investment strategies, and impede our ability to retain clients and develop new client relationships, which may reduce our revenues.

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

We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries.

        We offer investment management services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges in the adequacy of our resources, procedures and controls to consistently and effectively operate our business. In order to remain competitive, we must be proactive and prepared to deploy necessary resources when growth opportunities present themselves. As we grow, we face a heightened risk that the necessary resources and/or personnel will be unavailable to take full advantage of strategic opportunities when they appear, or that strategic decisions can be efficiently implemented. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local cultural requirements and complying with local industry standards. Finding and hiring additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our investment products in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction.

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

        We depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. We make investment decisions on behalf of our clients which could result in substantial losses to them. In order for our classic value investment strategies to yield attractive returns, we expect to have to hold securities for multi-year periods and, therefore, our investment strategies may not perform well in the short-term. If our clients suffer significant losses, or are otherwise dissatisfied with our services, we could be subject to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty, or breach of contract. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations, or cause significant reputational harm to us. For information on our legal proceedings, see "Item 3—Legal Proceedings."

Fulfilling our public company financial reporting and other regulatory obligations has been and will be expensive and time consuming.

        Since becoming a public company, we have been required to implement specific corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules under the Sarbanes-Oxley Act of 2002 ("SOX"), the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act"), and the related rules and regulations of the SEC, as well as the rules of the New York Stock Exchange (the "NYSE"). We anticipate that compliance with these requirements will cause us to continue to incur significant legal and accounting compliance costs, and place significant demands on our accounting and finance staff, and on our accounting, financial and information systems. We have hired, and may need to further hire, additional accounting and finance staff with appropriate public company financial reporting experience and technical accounting knowledge, which has and may continue to increase our compensation expense.

        Our management is required to conduct an annual assessment of the effectiveness of our internal controls over financial reporting and include a report on our internal controls in our annual reports on Form 10-K pursuant to Section 404 of SOX. In addition, we are required to have our independent registered public accounting firm attest to and report on the effectiveness of our internal controls over financial reporting. We will continue to incur costs in order to maintain our internal control over financial reporting and comply with Section 404 of SOX, including necessary auditing and legal fees, and costs associated with accounting, internal audit, information technology, compliance and administrative staff. If we are unable to maintain effective internal control over financial reporting, this could lead to a loss of confidence in the reliability of our financial statements, thus adversely affecting the value of our common stock.

        Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, compliance with this new law and its implementing regulations is expected to result in additional operating costs, and to make certain activities more time consuming and costly, which could have a material adverse effect on our financial condition and results of operations.

The historical consolidated financial information included in this Annual Report and our previously filed public company reports may not necessarily be indicative of our future financial results.

        The historical consolidated financial information included in this Annual Report and our previously filed public company reports may not necessarily be indicative of our future financial results. There can be no assurance that our AUM and revenue will grow at the same rate as they grew from the quarter ended June 30, 2009 through the quarter ended December 31, 2010. As mentioned above, we experienced declines in AUM, revenue, and profitability from the quarter ended September 30, 2007 through the quarter ended March 31, 2009, and there can be no assurance that there will not be similar, or more severe, declines in our AUM, revenue and profitability in the future. Although all of our strategies are currently open and available to new investments, we may close certain or all of our strategies in the future at any time. In addition, the historical consolidated financial information included in this Annual Report, and our previously filed public company reports with respect to the periods prior to the consummation of the reorganization of our operating company and the concurrent initial public offering of our Class A common stock on October 30, 2007, do not reflect all the added costs that we have incurred, and continue to expect to incur, as a public company. For example, because we operated through a limited liability company prior to October 30, 2007 and paid little or no taxes on our profits, our historical consolidated financial information prior to October 30, 2007 does not reflect the tax impact of our adoption of a corporate holding company structure.

        See "Part 2, Item 6—Selected Financial Data" and the historical financial statements included elsewhere in this report.

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

Recessionary environments may negatively affect the companies in which we invest.

        The disruption in the global credit markets and the deterioration of the economy and the financial markets beginning in the second half of 2007, and continuing through early 2009, created difficult conditions for most companies, including many of those in which we invest. Although global market conditions have shown some stabilization and improvement since that time, capital and credit markets continue to experience volatility. The recessionary environment that the United States and the world faced as a result of these factors had the effect of pushing the prices of equity securities in which we invest lower than their historical levels. In addition, the recessionary environment had the effect of reducing the funds available to our clients to invest. There can be no assurance that both of these trends will not continue to impact our AUM, which is the main driver of our revenues and profitability.

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

        Our Global Value, EAFE Value, Global Diversified Value, EAFE Diversified Value, European Value and Emerging Markets Value strategies, which together represented $5.5 billion and $4.7 billion of our AUM as of December 31, 2010 and 2009, respectively, and may comprise a larger portion of our AUM in the future, are primarily invested in securities of companies located outside the United States. Fluctuations in foreign currency exchange rates could negatively impact the portfolios of our clients who are invested in these strategies. In addition, foreign currency fluctuations may affect the levels of our AUM from one reporting period to another. An increase in the value of the U.S. dollar relative to non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. dollar denominated revenue. We do not currently engage in any hedging activities for these portfolios and continue to market these products as unhedged.

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

        We are a holding company and have no material assets other than our ownership of membership units of our operating company. We have no independent means of generating revenue and cash flow. Our operating company is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated to its members, including us, pro-rata according to the number of membership units each owns. Accordingly, we incur income taxes on our proportionate share of any net taxable income of our operating company. We also incur expenses related to our operations. We intend to cause our operating company to distribute cash to its members in an amount at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of our operating company. To the extent that we need funds to pay our tax or other liabilities or to fund our operations, and our operating company is restricted from making distributions to us under applicable laws or regulations, or contractual restrictions, or does not have sufficient earnings to make these distributions, we may have to borrow funds to meet these obligations and run our business and, thus, our liquidity and financial condition could be materially adversely affected. There can be no assurance that funds will be available to borrow under such circumstances on terms acceptable to us, or at all.

We are required to pay certain former and current members of our operating company who sold to us membership units of our operating company in October 2007, and the other holders of Class B units of our operating company who subsequently have and will exchange their Class B units for shares of our Class A common stock, most of the tax benefit of any amortization deductions we may claim as a result of the tax basis step up we receive in connection with these sales of membership units and any future exchanges of Class B units.

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

        Pursuant to a tax receivable agreement dated October 30, 2007, among the selling members, all holders of Class B units after our October 2007 initial public offering and us, we are required to pay the selling members, and any holders of Class B units who elect to exchange their Class B units for shares of our Class A common stock, 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increases in amortizable tax basis due to the sale to us of membership units in October 2007 and the subsequent exchanges of Class B units for shares of our Class A common stock. The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income, and the tax rates then applicable. Payments under the tax receivable agreement are expected to give rise to certain additional tax benefits attributable to further increases in basis. Any such benefits are covered by the tax receivable agreement and will increase the amounts due thereunder. We expect that, as a result of the size and increases in our share of the tax basis in the tangible and intangible assets of our operating company attributable to our interest therein, the payments that we may make to these members likely will be substantial. In October 2008, each of the selling members agreed with us to waive any payments that we were required to make to them with respect to the 2008 and 2009 tax years, as a result of their sale to us of an aggregate of 6.1 million membership units in October 2007. See "Notes to Consolidated Financial Statements—Note 10—Income Taxes."

        If we exercise our right to terminate the tax receivable agreement early, we will be obligated to make an early termination payment to the selling and converting shareholders, based upon the net present value (based upon certain assumptions and deemed events set forth in the tax receivable agreement) of all payments that would be required to be paid by us under the tax receivable agreement. If certain change of control events were to occur, we would be obligated to make an early termination payment.

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

        The market price of our Class A common stock has been and may continue to be highly volatile and subject to wide fluctuations. In addition, the trading volume of our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to resell your shares of our Class A common stock at or above your purchase price, if at all. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock, or result in fluctuations in the price or trading volume of our Class A common stock, include:

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

        We filed a Form S-3 registration statement, which became effective in February 2009, in order to register our issuance to these holders of 57,937,910 shares of Class A common stock issuable upon exchange of all Class B units outstanding immediately after the consummation of our operating company's reorganization. We filed a Form S-3 registration statement in February 2011, which has not yet been declared effective, in order to register the issuance of up to an additional 4,098,774 shares of our Class A common stock issuable upon the exchange by the holders of the equivalent number of Class B units. We designated March 31, 2010 and March 3, 2009 as the 2010 and 2009 exchange dates, respectively. Certain executive officers and employees elected to exchange an aggregate of 734,618 and 2,445,973, respectively, of their Class B units for an equivalent number of shares of our Class A common stock, which, with the exception of those held by our executive officers, are freely tradable. The market price of our Class A common stock could decline as a result of sales pursuant to the Form S-3 registration statements, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.

Control by our Class B stockholders of 96.7% of the combined voting power of our common stock may give rise to conflicts of interest.

        Our Class B stockholders collectively hold approximately 96.7% of the combined voting power of our common stock. These stockholders consist of our CEO, two Presidents, 30 of our other employees, certain other members, including one of our directors and his related entities, and two former employees. Holders of shares of our Class B common stock have entered into a Class B Stockholders' Agreement with respect to all shares of Class B common stock then held by them and any additional shares of Class B common stock they may acquire in the future. Pursuant to this agreement, they will vote these shares of Class B common stock together on all matters submitted to a vote of our common stockholders. To the extent that we cause our operating company to issue additional Class B units, which may be granted, subject to vesting, to our employees pursuant to the PIM LLC 2006 Equity Incentive Plan, these employees will be entitled to receive an equivalent number of shares of our Class B common stock, subject to the condition that they agree to enter into this Class B Stockholders' Agreement. Each share of our Class B common stock entitles its holder to five votes per share for so long as the Class B stockholders collectively hold 20% of the total number of shares of our common stock outstanding. When a Class B unit is exchanged for a share of our Class A common stock, an unvested Class B unit is forfeited due to the employee holder's failure to satisfy the conditions of the award agreement pursuant to which it was granted, or any Class B unit is forfeited as a result of a breach of any restrictive covenants contained in our operating company's amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed by us. For so long as our Class B stockholders hold at least 20% of the total number of shares of our common stock outstanding, they will be able to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of securities, and the declaration and payment of dividends. In addition, they will be able to determine the outcome of all matters requiring approval of stockholders, and will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our company. Our Class B stockholders have the ability to prevent the consummation of mergers, takeovers or other transactions that may be in the best interests of our Class A stockholders. In particular, this concentration of voting power could deprive Class A stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our company, and could ultimately affect the market price of our Class A common stock.

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

Our ability to pay dividends is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law.

        We currently intend to pay cash dividends on a quarterly basis. However, our Board of Directors may, in its discretion, decrease the level of dividends, or discontinue the payment of dividends entirely. In addition, as a holding company, we depend upon the ability of Pzena Investment Management, LLC to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses and pay dividends to our stockholders. We expect to cause Pzena Investment Management, LLC to make distributions to its members, including us. However, the ability of Pzena Investment Management, LLC to make such distributions is subject to its operating results, cash requirements and financial condition and applicable Delaware laws (which may limit the amount of funds available for distribution to its members), as well as any contractual restrictions. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Because of these various limitations and restrictions, we have, in the past, had to suspend our quarterly dividend payment. See "Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Our Dividend Policy."

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

ITEM 4.    REMOVED AND RESERVED

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Class A common stock is listed for trading on the NYSE under the symbol "PZN". As of March 2, 2011, there were approximately 26 record holders of our Class A common stock and 66 record holders of our Class B common shares. These numbers do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.

        The following table sets forth the quarterly high and low sales prices of our Class A common stock on the NYSE for the periods indicated and dividends declared during such periods.

	2010			2009
Quarter	High	Low	Dividends Declared Per Share	High	Low	Dividends Declared Per Share
Quarter Ended March 31	$8.85	$5.78	$0.00	$4.96	$1.61	$0.00
Quarter Ended June 30	$7.80	$6.06	$0.03	$8.23	$1.88	$0.00
Quarter Ended September 30	$7.35	$6.04	$0.03	$9.12	$6.00	$0.00
Quarter Ended December 31	$7.88	$6.36	$0.18	$9.01	$6.96	$0.00

Our Dividend Policy

        Our Board of Directors has targeted a cash dividend payout ratio of approximately 70% to 80% of its annual non-GAAP net income, subject to growth initiatives and other funding needs. We use non-GAAP measures, discussed in further detail in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II of this Annual Report, to assess the strength of the underlying operations of the business. We believe non-GAAP measures provide information to better analyze our operations between periods, and over time. We are a holding company and have no material assets other than our ownership of membership interests in our operating company. As a result, we depend upon distributions from our operating company to pay any dividends that our Board of Directors may declare to be paid to our Class A common stockholders, if any. When and if our Board of Directors declares any such dividends, we then cause our operating company to make distributions to us in an amount sufficient to cover the dividends declared. We may not pay dividends to our Class A common stockholders in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends, or any of our financing facilities or other agreements restrict us from doing so. To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

        Our ability to pay dividends is subject to Board discretion and may be limited by our holding company structure and applicable provisions of Delaware law. See "Item 1A—Risk Factors—Our ability to pay dividends is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law."

Recent Sales of Unregistered Securities

        In 2010, we issued an aggregate of 245,192 Class B units of our operating company and the related 245,192 shares of Class B common stock to employee members. We also awarded an aggregate of 42,411 options to acquire Class B units of our operating company to certain employee members, at an exercise price of $7.58 per unit.

        The issuances did not involve any public offering, general advertising or general solicitation. The certificates representing the securities bear a restrictive legend. On the basis of these facts, the securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act").

Performance Graph

        The following graph compares the cumulative total stockholder return on our Class A common stock from October 25, 2007 (the date our Class A common stock first began trading on the NYSE) through December 31, 2010, with the cumulative total return of the S&P 500® and the SNL Asset Manager Index*. The graph assumes the investment of $100 in our common stock and in each of the two indices on October 25, 2007 and the reinvestment of all dividends, if any.

Total Return Performance

	Period Ended
Index	10/25/07	12/31/07	12/31/08	12/31/09	12/31/10
Pzena Investment Management, Inc	100.00	57.27	21.67	41.80	38.95
SNL Asset Manager Index*	100.00	96.32	45.87	74.42	85.66
S&P 500® Index	100.00	97.28	61.35	77.58	89.27

*
The SNL Asset Manager Index is comprised of the securities of the following publicly traded companies: Affiliated Managers Group, Inc.; Alliance Bernstein Holding L.P; Artio Global Investors Inc.; Blackrock, Inc.; The Blackstone Group L.P.; Brookfield Asset Management Inc.; Calamos Asset Management, Inc.; Cohen & Steers, Inc.; Diamond Hill Investment Group, Inc.; Eaton Vance Corp.; Epoch Holding Corporation; Federated Investors, Inc.; Financial Engines, Inc.; Fortress Investment Group LLC; Franklin Resources, Inc.; GAMCO Investors, Inc.; Hennessy Advisors, Inc.; Invesco Ltd.; Janus Capital Group Inc.; KKR & Co. L.P.; Legg Mason, Inc.; Och-Ziff Capital Management Group LLC; Pzena Investment Management, Inc.; SEI Investments Company; T. Rowe Price Group, Inc.; U.S. Global Investors Funds; Value Line, Inc.; Virtus Investment Partners, Inc.; W.P. Stewart & Co., Ltd.; Waddell & Reed Financial, Inc.; and Westwood Holdings Group, Inc.

        In accordance with the rules of the SEC, this section entitled "Performance Graph" shall not be incorporated by reference into any future filings by us under the Securities Act or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Recent Purchases of Equity Securities

        During the fiscal year ended December 31, 2010, we did not repurchase any of our equity securities.

Equity Compensation Plan Information

        For certain information concerning securities authorized for issuance under our equity compensation plans, see "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information."

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth selected historical consolidated financial data of Pzena Investment Management, Inc. Reported results for the periods prior to October 30, 2007 reflect solely the operations of Pzena Investment Management, LLC. The selected consolidated statements of operations data for the years ended December 31, 2010, 2009, and 2008 and the consolidated statements of financial condition data as of December 31, 2010 and 2009 have been derived from Pzena Investment Management, Inc.'s audited consolidated financial statements included elsewhere in this Annual Report.

        The selected consolidated statement of operations data for the year ended December 31, 2007, and the selected consolidated statements of financial condition as of December 31, 2008 and 2007, have been derived from Pzena Investment Management, Inc.'s audited consolidated financial statements not included in this report. The selected consolidated statements of operations data for the year ended December 31, 2006, and the consolidated statement of financial condition data as of December 31, 2006, have been derived from Pzena Investment Management, LLC's audited consolidated financial statements not included in this Annual Report.

        You should read the following selected historical consolidated financial data together with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and the related notes included elsewhere in this Annual Report.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except share and per share amounts)
Statements of Operations Data:
REVENUE
Management Fees	$77,025	$63,039	$101,404	$146,776	$113,984
Incentive Fees	500	—	—	373	1,103

Total Revenue	77,525	63,039	101,404	147,149	115,087
EXPENSES
Cash Compensation and Benefits	25,895	22,057	20,703	33,924	34,830
Distributions on Compensatory Units	—	—	—	12,087	17,857
Change in Redemption Value of Compensatory Units	—	—	—	15,969	20,411
Change from Formula to Fair Value Plan for Compensatory Units	—	—	—	—	232,534
Acceleration of Vesting of Compensatory Units	—	—	—	64,968	—
Other Non-Cash Compensation	3,653	2,934	4,952	2,753	—

Total Compensation and Benefits Expense	29,548	24,991	25,655	129,701	305,632
General and Administrative Expenses	8,007	8,261	11,356	13,038	8,380

TOTAL OPERATING EXPENSES	37,555	33,252	37,011	142,739	314,012

Operating Income/(Loss)	39,970	29,787	64,393	4,410	(198,925)
Other Income/(Expense)	(2,744)	1,601	35,685	(2,136)	6,114

INCOME/(LOSS) BEFORE INCOME TAXES AND INTEREST ON MANDATORILY REDEEMABLE UNITS	37,226	31,388	100,078	2,274	(192,811)
Income Tax Provision/(Benefit)	741	(1,307)	67,680	5,610	3,941
Interest on Mandatorily Redeemable Units	—	—	—	16,575	516,708

Consolidated Net Income/(Loss)	36,485	32,695	32,398	(19,911)	(713,460)

Less: Net Income/(Loss) Attributable to Non-Controlling Interests	32,674	29,326	36,095	(20,644)	1,997

NET INCOME/(LOSS) Attributable to Pzena Investment Management, Inc.	$3,811	$3,369	$(3,697)	$733	$(715,457)

Per Share Data:
Net Income/(Loss) for Basic Earnings per Share(1)	$3,811	$3,369	$(3,697)	$733
Basic Earnings/(Loss) per Share(1)	$0.41	$0.41	$(0.60)	$0.12
Basic Weighted Average Shares Outstanding(1)	9,186,520	8,217,561	6,122,569	6,111,118
Net Income/(Loss) for Diluted Earnings per Share(1)	$22,419	$18,106	$(3,697)	$7,765
Diluted Earnings/(Loss) per Share(1)	$0.34	$0.28	$(0.60)	$0.12
Diluted Weighted Average Shares Outstanding(1)	64,985,753	64,853,824	6,122,569	64,056,778
Cash Dividends Declared Per Share	$0.24	—	$0.27	$0.11

(1)
Represents the Company's weighted average shares and its earnings generated through its economic interest in the operating company subsequent to October 30, 2007.

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Statements of Financial Condition Data:
Cash and Cash Equivalents	$16,381	$15,908	$27,421	$27,184	$30,920
TOTAL ASSETS	48,402	48,518	62,519	154,646	89,746
Term Loan	—	—	22,000	60,000	—
Senior Subordinated Debt	—	10,000	16,000	—	—
Capital Units Subject to Mandatory Redemption	—	—	—	—	533,553
TOTAL LIABILITIES	14,606	21,160	46,179	140,212	806,313
Non-Controlling Interests	23,224	19,088	11,819	16,355	13,399
EQUITY (EXCESS OF LIABILITIES OVER ASSETS)	$10,572	$8,270	$4,521	$(1,921)	$(729,966)

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. At December 31, 2010, our assets under management, or AUM, was $15.6 billion. We manage separate accounts on behalf of institutions and high net worth individuals, and act as sub-investment adviser for a variety of SEC-registered mutual funds and offshore funds.

        We function as the holding company through which the business of our operating company, Pzena Investment Management, LLC (the "operating company"), is conducted. Concurrently with the consummation of our initial public offering and reorganization on October 30, 2007, we became the sole managing member of the operating company. As such, we now control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees' and other investors' collective membership interest in our operating company, we reflect their ownership as a non-controlling interest in our consolidated financial statements. As a result, we have consolidated the financial results of the operating company with our own and reflected the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and we recognize income generated from our economic interest in the operating company's net income. As of December 31, 2010, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 14.5% and 85.5%, respectively, of the economic interests in the operations of our business.

Non-GAAP Net Income

        Our results for the years ended December 31, 2010, 2009, and 2008 included adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders. We believe that these accounting adjustments add a measure of non-operational complexity which partially obscures the underlying performance of the business. In evaluating the financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items. Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted net income per share were $21.7 million and $0.33, respectively, for the year ended December 31, 2010, $17.0 million and $0.26, respectively, for the year ended December 31, 2009, and $29.3 million and $0.45, respectively, for the year ended December 31, 2008. GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our effective tax rate. The Company's effective tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was 42.7%, 42.7%, and 42.2% for the years ended December 31, 2010, 2009 and 2008, respectively, as noted in the section "—Income Tax Provision/(Benefit)", below.

        We use these non-GAAP measures to assess the strength of the underlying operations of the business. We believe that these adjustments, and the non-GAAP measures derived from them, provide information to better analyze our operations between periods, and over time. Investors should consider these non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

        A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands, except per-share and share amounts)
GAAP Net Income	$3,811	$3,369	$(3,697)
Net Effect of Tax Receivable Agreement	(695)	(1,111)	6,509

Non-GAAP Net Income	$3,116	$2,258	$2,812

Non-Controlling Interest of Pzena Investment Management, LLC	$32,445	$25,786	$45,857
Less: Assumed Corporate Income Taxes	13,837	11,049	19,342

Assumed After-Tax Income of Pzena Investment Management, LLC	$18,608	$14,737	$26,515

Non-GAAP Net Income of Pzena Investment Management, Inc.	3,116	2,258	2,812

Non-GAAP Diluted Net Income	$21,724	$16,995	$29,327

Non-GAAP Diluted Earnings Per Share Attributable to
Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$21,724	$16,995	$29,327
Non-GAAP Diluted Earnings per Share	$0.33	$0.26	$0.45
Non-GAAP Diluted Weighted Average Shares Outstanding	64,985,753	64,853,824	64,963,268

Revenue

        We generate revenue primarily from management fees and incentive fees, which we collectively refer to as our advisory fees, by managing assets on behalf of institutional accounts and for retail clients, which are generally open-end mutual funds catering primarily to retail investors. Our advisory fee income is recognized over the period in which investment management services are provided. Following the preferred method identified in the Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC"), income from incentive fees is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.

        Our advisory fees are primarily driven by the level of our AUM. Our AUM increases or decreases with the net inflows or outflows of funds into our various investment strategies and with the investment performance thereof. In order to increase our AUM and expand our business, we must develop and market investment strategies that suit the investment needs of our target clients, and provide attractive returns over the long term. The value and composition of our AUM, and our ability to continue to attract clients, will depend on a variety of factors including, among other things:

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

        Pursuant to our sub-investment advisory agreements with our retail clients, we are generally paid a management fee according to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed-rate management fees. Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of AUM, are lower than the advisory fees we earn on our institutional accounts.

        Certain of our clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a slightly lower base fee, but allows us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark.

        The majority of advisory fees we earn on institutional accounts is based on the value of our AUM at a specific date on a quarterly basis, either in arrears or advance. Advisory fees on certain of our institutional accounts, and with respect to most of our retail accounts, are calculated based on the average of the monthly or daily market value. Advisory fees are also generally adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. While a specific group of accounts may use the same fee rate, the method used to calculate the fee according to the fee rate schedule may differ as described above.

        Our advisory fees may fluctuate based on a number of factors, including the following:

  •
  changes in AUM due to appreciation or depreciation of our investment portfolios, and the levels of the contribution and withdrawal of assets by new and existing clients;

  •
  distribution of AUM among our investment strategies, which have differing fee schedules;

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

        Pursuant to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (the "PIM LLC 2006 Equity Incentive Plan"), we have issued restricted units and options to purchase units in the operating company. We use a fair-value method in recording the compensation expense associated with the granting of these restricted units, and options to purchase units, to new and existing members under the PIM LLC 2006 Equity Incentive Plan. Under this method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the award's vesting period. The fair value of the units is determined by reference to the market price of our Class A common stock on the date of grant, since these units are exchangeable for shares of our Class A common stock on a one-for-one basis. The fair value of the options to purchase units is determined by using an appropriate option pricing model on the grant date.

        Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the "Bonus Plan"), eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred. These deferred amounts may be invested, at the employee's discretion, in certain third-party mutual funds, restricted phantom units of our operating company, or money market funds. Amounts deferred in any calendar year reduce that year's cash compensation expense and vest ratably over a four-year period beginning on January 1st of the next year. For the years ended December 31, 2010 and 2009, approximately $2.2 million and $1.6 million, respectively, in such compensation was deferred. For the year ended December 31, 2008, no such compensation was deferred. At December 31, 2010 and 2009, the liability associated with deferred compensation investment accounts was approximately $0.9 million and $0.4 million, respectively, which is recorded in the deferred compensation liability on the consolidated statement of financial condition. For the years ended December 31, 2010, 2009, and 2008, we recognized approximately $1.3 million, $0.7 million, and $0.6 million, respectively, in compensation and benefits expense associated with the amortization of all prior deferred compensation awards. Should additional amounts be deferred in future years, we would expect the non-cash portion of our compensation expense to increase as the previously and subsequently deferred amounts are amortized through income.

        As of December 31, 2010, we had approximately $4.5 million in total unrecorded compensation expense related to unvested operating company phantom units issued pursuant to our Bonus Plan, operating company unit and option grants issued under the PIM LLC 2006 Equity Incentive Plan, and stock and option grants issued under our Pzena Investment Management, Inc. 2007 Equity Incentive Plan (the "2007 Equity Incentive Plan"). We expect that the amortization of these amounts will be approximately $3.3 million in 2011, $0.9 million in 2012, $0.2 million in 2013, and $0.1 million in 2014.

General and Administrative Expenses

        General and administrative expenses include office rent and other expenses, professional and outside services fees, depreciation, and the costs associated with operating and maintaining our research, trading, and portfolio accounting systems. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the overall size and scale of our business operations.

        We incur additional expenses associated with being a public company for, among other things, director and officer insurance, director fees, SEC reporting and compliance (including Sarbanes-Oxley ("SOX") compliance), professional fees, transfer agent fees, and other similar expenses. These additional expenses have and will continue to reduce our net income.

Other Income/(Expense)

        Other income/(expense) is derived primarily from investment income or loss arising from our consolidated investment partnerships, our investments in various private investment vehicles that we employ to incubate new strategies, income or loss arising from our investments in third-party mutual funds, interest expense on our outstanding debt prior to its repayment, mark-to-market movements on our swap agreement prior to its termination, and interest income generated on our cash balances. Other income/(expense) is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was executed in connection with our reorganization and offering on October 30, 2007. As discussed further below, under "Tax Receivable Agreement," this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our acquisitions of our operating company's units from our selling and converting shareholders. Amounts waived by our selling and converting shareholders reduce this liability. We expect the interest and investment components of other income/(expense), in the aggregate, to fluctuate based on market conditions and the performance of our consolidated investment partnerships and other investments.

Non-Controlling Interests

        Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence. After our reorganization, we became the sole managing member of our operating company and now control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees' and outside investors' interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements. As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company's net income. As of December 31, 2010, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 14.5% and 85.5%, respectively, of the economic interests in the operations of the business.

Income Tax Provision/(Benefit)

        While our operating company has historically not been subject to U.S. federal and certain state income taxes, it has been subject to New York City Unincorporated Business Tax. As a result of our reorganization, we are now subject to taxes applicable to C-corporations. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized. As of December 31, 2010 and 2009, our valuation allowance against the deferred tax asset associated with our acquisition of operating company units in conjunction with the offering and subsequent exchanges was $59.4 million and $60.3 million, respectively.

Operating Results

Assets Under Management and Flows

        As of December 31, 2010, our approximately $15.6 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets. The performance and AUM of our five largest investment strategies as of December 31, 2010 are further described below. We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy's investment universe, as well as the regions in which we invest. While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

        Our earnings and cash flows are heavily dependent upon prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

        The change in AUM in our institutional accounts and our retail accounts for the years ended December 31, 2010, 2009, and 2008 is described below. Inflows are composed solely of the investment of new or additional assets by new or existing clients. Outflows consist solely of redemptions of assets by existing clients.

	Year Ended December 31,
Assets Under Management	2010	2009	2008
	(in billions)
Institutional Accounts
Beginning of Period Assets	$10.7	$7.4	$15.9
Inflows	1.8	2.6	2.6
Outflows	(1.7)	(2.0)	(4.3)

Net Flows	0.1	0.6	(1.7)
Market Appreciation/(Depreciation)	1.7	2.7	(6.8)

End of Period Assets	$12.5	$10.7	$7.4

Retail Accounts
Beginning of Period Assets	$3.6	$3.3	$7.7
Inflows	1.3	1.4	2.8
Outflows	(2.2)	(2.1)	(4.0)

Net Flows	(0.9)	(0.7)	(1.2)
Market Appreciation/(Depreciation)	0.4	1.0	(3.2)

End of Period Assets	$3.1	$3.6	$3.3

Total
Beginning of Period Assets	$14.3	$10.7	$23.6
Inflows	3.1	4.0	5.4
Outflows	(3.9)	(4.1)	(8.3)

Net Flows	(0.8)	(0.1)	(2.9)
Market Appreciation/(Depreciation)	2.1	3.7	(10.0)

End of Period Assets	$15.6	$14.3	$10.7

        The following table describes the allocation of our AUM among our investment strategies, as of December 31, 2010, 2009, and 2008:

	AUM at December 31,
	2010	2009	2008
	(in billions)

U.S. Value Strategies	$10.1	$9.6	$8.5
Global Value Strategies	3.4	2.8	1.9
EAFE Value Strategies	2.1	1.9	0.3

Total	$15.6	$14.3	$10.7

        Beginning in the second half of 2007, and particularly during the second half of 2008 through early 2009, the performance of our investment strategies was negatively impacted by significant volatility in the equity markets. Beginning in the second quarter of 2009 and continuing through 2010, the performance of our investment strategies improved alongside the significant improvement in the equity markets. As a result of the continued improvements in the performance of our investment strategies and the equity markets, our AUM increased by $1.3 billion, or 9.1%, from $14.3 billion at December 31, 2009, to $15.6 billion at December 31, 2010, and increased by $3.6 billion, or 33.6%, from $10.7 billion at December 31, 2008, to $14.3 billion at December 31, 2009. Investment performance during 2008 was influenced by our overweight exposure to the financial services sector in particular, which underperformed the market, resulting in a decrease in our AUM of $12.9 billion, or 54.7%, to $10.7 billion at December 31, 2008, from $23.6 billion at December 31, 2007.

        At December 31, 2010, we managed $12.5 billion in institutional accounts and $3.1 billion in retail accounts, for a total of $15.6 billion in assets. For the year ended December 31, 2010, we experienced total gross inflows of $3.1 billion, which were offset by total gross outflows of $3.9 billion. Assets in institutional accounts increased by $1.8 billion, or 16.8%, from $10.7 billion at December 31, 2009, due to $1.7 billion in market appreciation and $1.8 billion in gross inflows, offset by $1.7 billion in gross outflows. Assets in retail accounts decreased by $0.5 billion, or 13.9%, from $3.6 billion at December 31, 2009, as a result of $2.2 billion in gross outflows, partially offset by $1.3 billion in gross inflows and $0.4 billion in market appreciation.

        At December 31, 2009, the Company managed $10.7 billion in institutional accounts and $3.6 billion in retail accounts, for a total of $14.3 billion in assets. For the year ended December 31, 2009, we experienced gross inflows of $4.0 billion, which were offset by gross outflows of $4.1 billion. Assets in institutional accounts increased by $3.3 billion, or 44.6%, from $7.4 billion at December 31, 2008, due to $2.7 billion in market appreciation and $2.6 billion in gross inflows, offset by $2.0 billion in gross outflows. Assets in retail accounts increased by $0.3 billion, or 9.1%, from $3.3 billion at December 31, 2008, as a result of $1.0 billion in market appreciation and $1.4 billion in gross inflows, offset by $2.1 billion in gross outflows. The institutional net inflows were mainly attributable to the establishment of several new client relationships in our non-U.S. diversified value strategies. The net outflows in our retail accounts were driven by our investment strategies' medium-term underperformance relative to their respective benchmarks, which caused some of our sub-advised mutual fund clients to reduce their exposure to us, or withdraw their funds.

        At December 31, 2008, we managed $7.4 billion in institutional accounts and $3.3 billion in retail accounts, for a total of $10.7 billion in assets. For the year ended December 31, 2008, we experienced total gross outflows of $8.3 billion, which were offset by total gross inflows of $5.4 billion. Assets in institutional accounts decreased by $8.5 billion, or 53.5%, from $15.9 billion at December 31, 2007, due to $6.8 billion in market depreciation and $4.3 billion in gross outflows, offset by $2.6 billion in gross inflows. Assets in retail accounts decreased by $4.4 billion, or 57.1%, from $7.7 billion at December 31, 2007, as a result of $4.0 billion in gross outflows and $3.2 billion in market depreciation, partially offset by $2.8 billion in gross inflows.

        At December 31, 2010, institutional accounts represented 80.1% of our total AUM, compared to 74.8% at December 31, 2009, and 69.2% at December 31, 2008. At December 31, 2010, our EAFE Value and Global Value investment strategies accounted for 35.3% of our AUM, compared to 32.9% at December 31, 2009, and 20.6% at December 31, 2008.

        Our revenues are correlated with the levels of our weighted average AUM. Our weighted average AUM fluctuates based on changes in the market value of accounts advised and managed by us, and on fund flows. Since we are long-term fundamental investors, we believe that our investment strategies yield the most benefits, and are best evaluated, over a long-term timeframe. We believe that our investment strategies are generally evaluated by our clients and our potential future clients based on their relative performance since inception, and the previous one-year, three-year, and five-year periods. There has typically been a correlation between our strategies' investment performance and the size and direction of asset flows over the long term. To the extent that our returns for these periods outperform client benchmarks, we would generally anticipate increased asset flows over the long term. Correspondingly, negative returns relative to client benchmarks could cause existing clients to reduce their exposure to our products, and hinder new client acquisition.

        Given our higher weighted average AUM in 2010 compared to 2009, our revenues for the year ended December 31, 2010 increased from our revenues for the year ended December 31, 2009. An increase in weighted average AUM and in revenues typically results in higher operating income and net income. Given our lower weighted average AUM in 2009 compared to 2008, our revenues for the year ended December 31, 2009 decreased from our revenues for the year ended December 31, 2008. A decrease in weighted average AUM and in revenues typically results in lower operating income and net income, and pressure on our operating margins. We would expect similar pressure on our operating margins in the future if average AUM and revenues were to decline. For the year ended December 31, 2010, our operating expenses increased from their comparable 2009 and 2008 periods, due to an increase in compensation and benefits expenses, resulting from increases in employee headcount and discretionary bonus accruals.

        The following table indicates the annualized returns, gross and net (which represents annualized returns prior to and after payment of advisory fees, respectively), of our five largest investment strategies from their inception to December 31, 2010, and in the five-year, three-year, and one-year periods ended December 31, 2010, relative to the performance of: (i) the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy, and (ii) the S&P 500® Index, which is provided for the limited purpose of providing a comparison to the broader equity market.

	Period Ended December 31, 2010(1)
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (October 2000)
Annualized Gross Returns	4.7%	(1.5)%	(3.5)%	16.3%
Annualized Net Returns	4.2%	(2.0)%	(3.9)%	15.8%
Russell 1000® Value Index	3.5%	1.3%	(4.4)%	15.5%
S&P 500® Index	0.6%	2.3%	(2.9)%	15.1%
Global Value (January 2004)
Annualized Gross Returns	3.0%	(2.7)%	(7.0)%	12.0%
Annualized Net Returns	2.2%	(3.4)%	(7.7)%	11.2%
MSCI World(SM) Index—Net/U.S.$(2)	5.1%	2.4%	(4.9)%	11.8%
S&P 500® Index	3.9%	2.3%	(2.9)%	15.1%
Value Service (January 1996)
Annualized Gross Returns	10.2%	(1.1)%	(3.0)%	16.5%
Annualized Net Returns	9.4%	(1.7)%	(3.7)%	15.7%
Russell 1000® Value Index	7.6%	1.3%	(4.4)%	15.5%
S&P 500® Index	6.8%	2.3%	(2.9)%	15.1%
EAFE Diversified Value (November 2008)
Annualized Gross Returns	25.8%	—	—	11.2%
Annualized Net Returns	25.5%	—	—	10.9%
MSCI EAFE® Index—Net/U.S.$(2)	17.7%	—	—	7.7%
S&P 500® Index	15.4%	—	—	15.1%
Small Cap Value (January 1996)
Annualized Gross Returns	14.5%	7.7%	10.7%	28.0%
Annualized Net Returns	13.2%	6.6%	9.6%	26.8%
Russell 2000® Value Index	9.8%	3.5%	2.2%	24.5%
S&P 500® Index	6.8%	2.3%	(2.9)%	15.1%

(1)
The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

(2)
Net of applicable withholding taxes.

        Large Cap Value.    We screen a universe of the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in October 2000. At December 31, 2010, the Large Cap Value strategy generated a one-year annualized gross return of 16.3%. Our financial services exposure was the largest contributor to performance, while holdings in the consumer discretionary, energy, and technology sectors also made a significant contribution.

        Global Value.    We screen a universe of the 1,500 largest non U.S.-listed companies, based on market capitalization, and the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 40 to 60 stocks. We launched this strategy in January 2004. At December 31, 2010, the Global Value strategy generated a one-year annualized gross return of 12.0%. The consumer discretionary and industrials sectors primarily contributed to this performance, which was offset by a lack of exposure to the materials sector.

        Value Service.    We screen a universe of the 1,000 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in January 1996. At December 31, 2010, the Value strategy generated a one-year annualized gross return of 16.5%. This performance was driven primarily by our exposure to the financial services, consumer discretionary, technology, energy, and materials and processing sectors.

        EAFE Diversified Value.    We screen a universe of the 1,500 largest non-U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 60 to 100 stocks. We launched this strategy in November 2008. At December 31, 2010, the EAFE Diversified Value strategy generated a one-year annualized gross return of 11.2%. The industrials, consumer discretionary, technology, and telecommunication services sectors made significant contributions to this performance.

        Small Cap Value.    We screen a universe of U.S.-listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization, to build a portfolio generally consisting of 40 to 50 stocks. We launched this strategy in January 1996. At December 31, 2010, the Small Cap Value strategy generated a one-year annualized gross return of 28.0%. This performance was driven primarily by our exposure to the financial services, producer durables, consumer discretionary, and technology sectors.

Revenues

        Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three years ended December 31, 2010, 2009, and 2008 is described below:

	Year Ended December 31,
Revenue	2010	2009	2008
	(in millions)

Institutional Accounts	$65.2	$51.6	$81.5
Retail Accounts	12.3	11.4	19.9

Total	$77.5	$63.0	$101.4

Year Ended December 31, 2010 versus December 31, 2009

        Our total revenue increased $14.5 million, or 23.0%, to $77.5 million for the year ended December 31, 2010, from $63.0 million for the year ended December 31, 2009. This change was driven primarily by increases in weighted average AUM, which increased $2.9 billion, or 25.4%, to $14.3 billion for the year ended December 31, 2010, from $11.4 billion for the year ended December 31, 2009. To the extent that we experience reductions in weighted average AUM, either through negative market performance or net client outflows, our revenue will be adversely affected.

        Our weighted average fees were 0.541% and 0.552% for the years ended December 31, 2010 and 2009, respectively. This decrease was due in part to the full-year effect of the large institutional inflows in our EAFE Diversified Value and Global Diversified Value strategies that were launched in late-2009. We typically offer reduced fee rates to initial clients in our new product offerings. Weighted average fees also decreased in part due to an increase in the average size of our institutional accounts. Our tiered fee schedules typically charge lower rates as account size increases. Weighted average assets in institutional accounts increased $2.8 billion, or 34.2%, to $11.0 billion for the year ended December 31, 2010, from $8.2 billion for the year ended December 31, 2009, and had weighted average fees of 0.591% and 0.628% for the years ended December 31, 2010 and 2009, respectively. The decline in institutional weighted average fees arose due to the full-year effect of the large institutional inflows in our EAFE Diversified Value and Global Diversified Value strategies and a higher institutional average account size, as discussed above. Weighted average assets in retail accounts increased $0.1 billion, or 3.1%, to $3.3 billion for the year ended December 31, 2010, from $3.2 billion for the year ended December 31, 2009, and had weighted average fees of 0.372% and 0.356% for the years ended December 31, 2010 and 2009, respectively. The increase in weighted average fees in retail accounts was due in part to the expiration of the voluntary partial fee waiver in May 2010 on the John Hancock Classic Value Fund, partially offset by the timing of asset flows. For the year ended December 31, 2010, our share of this fee waiver was $0.3 million, compared to $0.6 million for the year ended December 31, 2009.

Year Ended December 31, 2009 versus December 31, 2008

        Our total revenue decreased $38.4 million, or 37.9%, to $63.0 million for the year ended December 31, 2009, from $101.4 million for the year ended December 31, 2008. This change was driven primarily by reductions in weighted average AUM, which decreased $6.7 billion, or 37.0%, to $11.4 billion for the year ended December 31, 2009, from $18.1 billion for the year ended December 31, 2008. Although, as noted above, our 2009 investment performance was strong, our asset base was lower as a result of declines in weighted average assets during 2008. Correspondingly, our weighted average AUM was lower in 2009, despite a decrease in net outflows and an increase in assets related to performance.

        Our weighted average fees were 0.552% and 0.562% for the years ended December 31, 2009 and 2008, respectively. This decrease was due in part to a shift in asset mix resulting from large institutional inflows in our newly launched EAFE Diversified Value and Global Diversified Value strategies. We typically offer reduced fee rates to initial clients in our new product offerings. Weighted average fees also decreased in part due to an increase in the average size of our institutional accounts. Our tiered fee schedules typically charge lower rates as account size increases. Weighted average assets in institutional accounts decreased $4.4 billion, or 34.9%, to $8.2 billion for the year ended December 31, 2009, from $12.6 billion for the year ended December 31, 2008, and had weighted average fees of 0.628% and 0.649% for the years ended December 31, 2009 and 2008, respectively. The decline in institutional weighted average fees arose due to a shift in asset mix related to institutional inflows in our EAFE Diversified Value and Global Diversified Value strategies, and a higher institutional average account size, as discussed above. Weighted average assets in retail accounts decreased $2.3 billion, or 41.8%, to $3.2 billion for the year ended December 31, 2009, from $5.5 billion for the year ended December 31, 2008, and had weighted average fees of 0.356% and 0.360% for the years ended December 31, 2009 and 2008, respectively. The decline in weighted average fees in retail accounts was due to the voluntary partial fee waiver on the John Hancock Classic Value Fund, partially offset by the timing of asset flows. For the year ended December 31, 2009, our share of this reduction was $0.6 million. This fee waiver began in May 2009 and expired in May 2010.

Expenses

        Our operating expenses are driven primarily by our compensation costs. The table below describes the components of our compensation expense for the three years ended December 31, 2010, 2009, and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash Compensation and Other Benefits	$25,895	$22,057	$20,703
Other Non-Cash Compensation	3,653	2,934	4,952

Total Compensation and Benefits Expense	$29,548	$24,991	$25,655

Year Ended December 31, 2010 versus December 31, 2009

        Total operating expenses increased by $4.3 million, or 12.9%, to $37.6 million for the year ended December 31, 2010, from $33.3 million for the year ended December 31, 2009. This increase was primarily attributable to an increase in compensation and benefits expenses as discussed below.

        Compensation and benefits expense increased by $4.5 million, or 18.0%, to $29.5 million for the year ended December 31, 2010, from $25.0 million for the year ended December 31, 2009. This increase was primarily attributable to discretionary bonus accruals, which increased $2.0 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, and increases in employee headcount, which increased to 70 at December 31, 2010, from 67 at December 31, 2009. The $0.8 million increase in other non-cash compensation related to annual equity awards to our members, and arose in part as a result of a shift in compensation mix and expense timing. We would expect non-cash compensation expense to increase in subsequent years to the extent additional awards with similar vesting schedules are amortized through income.

        General and administrative expenses decreased by $0.3 million, or 3.6%, to $8.0 million for the year ended December 31, 2010, from $8.3 million for the year ended December 31, 2009. This decrease was mainly attributable to a $0.4 million decrease in professional fees and a $0.2 million decrease in insurance costs, offset by a $0.3 million increase in business travel expenses.

Year Ended December 31, 2009 versus December 31, 2008

        Total operating expenses decreased by $3.7 million, or 10.0%, to $33.3 million for the year ended December 31, 2009, from $37.0 million for the year ended December 31, 2008. This decrease was primarily attributable to a decrease in general and administrative expenses, as discussed below.

        Compensation and benefits expense decreased by $0.7 million, or 2.7%, to $25.0 million for the year ended December 31, 2009, from $25.7 million for the year ended December 31, 2008. This decrease was primarily attributable to a shift in compensation mix and expense timing. The $2.0 million decrease in other non-cash compensation related to annual equity awards to our members, and arose in part as a result of a longer vesting schedule for our 2009 annual option awards relative to those of 2008. This decrease was partially offset by a $1.4 million increase in firm-wide discretionary cash bonuses.

        General and administrative expenses decreased by $3.1 million, or 27.2%, to $8.3 million for the year ended December 31, 2009, from $11.4 million for the year ended December 31, 2008. This decrease was mainly attributable to a $1.0 million decline in professional services fees, a $0.8 million reduction in data systems costs, and a $0.7 million decline in business travel and office expenses.

Other Income/(Expense)

Year Ended December 31, 2010 versus December 31, 2009

        Other income/(expense) was an expense of $2.7 million for the year ended December 31, 2010, and consisted primarily of $3.3 million in expense related to adjustments to our liability to our selling and converting shareholders, and $0.2 million in interest expense, offset by $0.4 million of net realized and unrealized gains from investments, and $0.3 million in interest and dividend income. Other income/(expense) was income of $1.6 million for the year ended December 31, 2009, and consisted primarily of $6.2 million of income associated with the positive performance of our investments in our own products, and $0.5 million in interest and dividend income. This income was partially offset by $1.5 million in interest charges associated with the operating company's term loan and subordinated note agreements, and $3.6 million in other expense, primarily consisting of adjustments to our liability to our selling and converting shareholders. As discussed further below, this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders. Amounts waived by our selling shareholders reduce this liability. The change in income associated with our investments in our own products was driven primarily by the deconsolidation of several investment partnerships at December 31, 2009 and during the year ended

December 31, 2010. The decline in interest expense was a result of the full repayment of our outstanding debt in 2010.

Year Ended December 31, 2009 versus December 31, 2008

        Other income/(expense) was income of $1.6 million for the year ended December 31, 2009, and consisted primarily of $6.2 million of income associated with the positive performance of our investments in our own products, and $0.5 million in interest and dividend income. This income was partially offset by $1.5 million in interest charges associated with our operating company's term loan and subordinated note agreements, and $3.6 million in other expense, primarily consisting of adjustments to our liability to our selling and converting shareholders. Other income/(expense) was income of $35.7 million for the year ended December 31, 2008, and consisted primarily of $53.3 million in income associated with the reduction in the liability to selling shareholders that occurred in conjunction with the tax valuation allowance taken on September 30, 2008. During the year ended December 31, 2008, we also recognized approximately $2.9 million in income related to the two-year waiver, by our selling shareholders, of all payments due to them under the tax receivable agreement for the 2008 and 2009 tax years. This income was partially offset by $18.2 million in losses related to the negative performance of our investments in our own products and $3.4 million in interest charges associated with the operating company's term loan and subordinated note agreements. The change in income associated with our investments in our own products was driven primarily by the stronger performance of our investment strategies in 2009 relative to 2008, offset to an extent by a decrease in the amount of funds invested in such strategies. The decline in interest expense was a result of a decrease in outstanding debt.

Income Tax Provision/(Benefit)

        Our results for the years ended December 31, 2010, 2009, and 2008 included adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders. Our effective corporate tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was 42.7%, 42.7%, and 42.2% for the years ended December 31, 2010, 2009, and 2008, respectively.

        Non-GAAP income before corporate income taxes used to calculate our income before income taxes for the years ended December 31, 2010, 2009, and 2008 are as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)

Income Before Income Taxes	$37,226	$31,388	$100,078
Change in Liability to Selling and Converting Shareholders	3,312	3,725	(56,200)
Unicorporated Business Taxes	(2,431)	(1,849)	(2,917)
Non-Controlling Interests	(32,674)	(29,326)	(36,095)

Non-GAAP Income Before Corporate Income Taxes	$5,433	$3,938	$4,866

        Our non-GAAP effective corporate tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was determined as follows:

	For the Year Ended December 31,
	2010		2009		2008
	Tax	% of Non-GAAP Pre-tax Income	Tax	% of Non-GAAP Pre-tax Income	Tax	% of Non-GAAP Pre-tax Income
	(in thousands)		(in thousands)		(in thousands)
Federal Rate Applied to Non-GAAP Pre-tax Income	$1,847	34.0%	$1,339	34.0%	$1,654	34.0%
State and Local Taxes, Net of Federal Benefit	470	8.7%	341	8.7%	422	8.7%
Other	—	—	—	—	(25)	(0.5)%

Non-GAAP Effective Tax Rate	$2,317	42.7%	$1,680	42.7%	$2,051	42.2%

Year Ended December 31, 2010 versus December 31, 2009

        We recognized a $0.7 million income tax provision for the year ended December 31, 2010, and a $1.3 million income tax benefit for the year ended December 31, 2009. The 2010 and 2009 income tax provision/(benefit) included $4.0 million and $4.8 million, respectively, of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset related to our tax receivable agreement. Exclusive of these adjustments, the remaining income tax provision/(benefit) for the year ended December 31, 2010 consisted of income tax provisions of $2.4 million in operating company unincorporated business taxes and $2.3 million of corporate income taxes. For the year ended December 31, 2009, the remaining income tax provision/(benefit) consisted of income tax provisions of $1.8 million of operating company unincorporated business taxes and $1.7 million of corporate income taxes. The increase in these taxes is attributable primarily to an increase in taxable income. As noted above, there was no change in the non-GAAP effective tax rate for the year ended December 31, 2010 compared to the year ended December 31, 2009. A comparison of the GAAP effective tax rate for the year ended December 31, 2010 to the effective tax rate for the year ended December 31, 2009 is not meaningful due to the valuation allowance adjustments.

Year Ended December 31, 2009 versus December 31, 2008

        We recognized a $1.3 million income tax benefit for the year ended December 31, 2009, and a $67.7 million income tax provision for the year ended December 31, 2008. The 2009 income tax benefit included $4.8 million of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset related to our tax receivable agreement. The 2008 income tax provision included $62.7 million in expense associated with the establishment of this valuation allowance in September 2008. Exclusive of these adjustments, the remaining income tax provision/(benefit) for the year ended December 31, 2009 consisted of income tax provisions of $1.8 million in operating company unincorporated business taxes and $1.7 million of corporate income taxes. For the year ended December 31, 2008, the remaining income tax provision/(benefit) consisted of income tax provisions of $2.9 million of operating company unincorporated business taxes and $2.1 million of corporate income taxes. The decline in these taxes is attributable primarily to a decrease in taxable income. As noted above, the non-GAAP effective tax rate increased to 42.7% for the year ended December 31, 2009 from 42.2% for the year ended December 31, 2008. A comparison of the GAAP effective tax rate for the year ended December 31, 2009 to the effective tax rate for the year ended December 31, 2008 is not meaningful due to the valuation allowance adjustments.

Non-Controlling Interests

Year Ended December 31, 2010 versus December 31, 2009

        Net income attributable to non-controlling interests was income of $32.7 million for the year ended December 31, 2010, and consisted of $32.4 million associated with our employees' and outside investors' approximately 85.7% interest in the income of the operating company, and approximately $0.2 million associated with our consolidated subsidiaries' interest in the income of our consolidated investment partnerships. For the year ended December 31, 2009, non-controlling interest was income of $29.3 million, and consisted of $25.8 million associated with our employees' and outside investors' approximately 87.2% interest in the income of the operating company, and approximately $3.5 million associated with the income of our consolidated investment partnerships. The change in net income attributable to non-controlling interests reflects primarily the increase in our weighted average AUM, which had a corresponding positive impact on operating company revenues and income. This increase was offset by the deconsolidation of several investment partnerships at December 31, 2009 and during the year ended December 31, 2010, and a decline in our employees' and outside investors' ownership interests in the operating company.

Year Ended December 31, 2009 versus December 31, 2008

        Net income attributable to non-controlling interests was income of $29.3 million for the year ended December 31, 2009, and consisted of $25.8 million associated with our employees' and outside investors' approximately 87.2% interest in the income of the operating company, and approximately $3.5 million associated with our consolidated subsidiaries' interest in the income of our consolidated investment partnerships. For the year ended December 31, 2008, net income attributable to non-controlling interests was income of $36.1 million, and consisted of $45.9 million associated with our employees' and outside investors' approximately 90.4% interest in the income of the operating company, offset by the $9.8 million effect of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships. The change in net income attributable to non-controlling interests reflects primarily the decline in our weighted average AUM, which had a corresponding negative impact on operating company revenues and income, as well as a decline in our employees' and outside investors' ownership interests in the operating company. This decline was partially offset by the positive return on the investments in our consolidated investment partnerships in 2009.

Liquidity and Capital Resources

        Historically, the working capital needs of our business have primarily been met through the cash generated by our operations. Distributions to members of our operating company and loan amortization payments have been our largest use of cash from financing activities. Investing activities have historically been investments in our own investment strategies and, to a lesser extent, capital expenditures.

        At December 31, 2010, our cash and cash equivalents was $16.4 million. Advisory fees receivable was $15.3 million. We also had approximately $0.8 million in marketable equity securities and approximately $2.5 million in investments set aside to satisfy our obligations under our deferred compensation program.

        We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations. As an investment management firm, our business has been materially affected by conditions in the global financial markets and economic conditions throughout the world. Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM. For the year ended December 31, 2010, our weighted average AUM and revenues increased by 25.4% and 23.0%, respectively, compared to our weighted average AUM and revenues for the year ended December 31, 2009. These increases contributed to a 33.3% increase in our cash provided by operating activities during the same periods.

        In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including, among other things, cash, working capital, investments, long-term liabilities, lease commitments, debt obligations, and operating company distributions. Compensation is our largest expense. To the extent we deem necessary and appropriate to run our business, recognizing the need to retain our key personnel, we have the ability to change the absolute levels of our compensation packages, as well as change the mix of their cash and non-cash components. Historically, the Company has not tied its levels of compensation directly to revenue, as many Wall Street firms do. Correspondingly, there is not a linear relationship between the Company's compensation and the revenues it generates. This generally has the effect of increasing operating margins in periods of increased revenues, but can reduce operating margins when revenue declines.

        We continuously evaluate our staffing requirements and compensation levels with reference to our own liquidity position and external peer benchmarking data. The result of this review directly influences management's recommendations to our Board of Directors with respect to such staffing and compensation levels.

        We anticipate that tax allocations to the members of our operating company, which consisted of 33 of our employees, certain unaffiliated persons, two former employees, and us, will continue to be a material financing activity. Cash distributions to operating company members for partnership tax allocations would increase should the taxable income of the operating company increase.

        As further discussed below, our operating company was a party to a credit agreement (the "Credit Agreement") associated with our bank term loan. Among other things, certain amendments to the Credit Agreement precluded us from paying dividends to shareholders, as did one of the provisions of the Senior Subordinated Notes, further discussed below. During the year ended December 31, 2009, we terminated our Credit Agreement. On December 31, 2009, the restriction on the payment of dividends contained in the Notes was waived, and during the year ended December 31, 2010, we repaid the full principal amount of the Senior Subordinated Notes. We do not anticipate that the termination of the revolving credit facility, originally obtained in conjunction with the Credit Agreement, will have a material effect on our liquidity position, as no amounts were drawn against it over the course of its existence. We currently do not have any material need for cash in excess of that derived from our operations. Although we are comfortable with our current capital structure, in the current economic environment, it is uncertain whether additional or alternative sources of debt or equity financing would be available on acceptable terms, if required.

        We do not anticipate meaningful outlays for internal investment or capital expenditures over the next twelve months.

        We believe that the repayment of our bank term loan and Senior Subordinated Notes, and ability to vary cash compensation levels, have provided us with an appropriate degree of flexibility in providing for our liquidity needs.

Dividend Policy

        We are a holding company and have no material assets other than our ownership of membership interests in our operating company. As a result, we depend upon distributions from our operating company to pay any dividends that our Board of Directors may declare to be paid to our Class A common stockholders. When, and if, our Board of Directors declares any such dividends, we then cause our operating company to make distributions to us in an amount sufficient to cover the dividends declared. Our dividend policy has certain risks and limitations, particularly with respect to liquidity. We may not pay dividends to our Class A common shareholders in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends. To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

        On an annual basis, our Board of Directors has targeted a cash dividend payout ratio of approximately 70% to 80% of our non-GAAP net income, subject to growth initiatives and other funding needs. Our ability to pay dividends is subject to Board discretion and may be limited by our holding company structure and applicable provisions of Delaware law. See "Item 1A—Risk Factors—Our ability to pay dividends is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law."

Credit Agreement and Senior Subordinated Notes

        During the year ended December 31, 2009, we repaid the remaining principal amount outstanding under our bank term loan and terminated the related Credit Agreement. Concurrent with the termination of this bank term loan and the Credit Agreement, the security interest previously granted in our accounts receivable was released. During the year ended December 31, 2010, we repaid the remaining principal amount outstanding of the Senior Subordinated Notes.

Tax Receivable Agreement

        Our purchase of membership units of our operating company concurrent with our initial public offering, and the subsequent and future exchanges by holders of Class B units of our operating company for shares of our Class A common stock (pursuant to the exchange rights provided for in the operating company's operating agreement), has resulted in, and is expected to continue to result in, increases in our share of the tax basis of the tangible and intangible assets of our operating company at the time of our acquisition and these subsequent and future exchanges, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions have reduced, and are expected to continue to reduce, the amount of tax that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the current members of our operating company, the one member of our operating company immediately prior to our initial public offering who sold all of its membership units to us in connection with our initial public offering, and any future holders of Class B units, that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as described in the tax receivable agreement) as a result of the increases in tax basis described above and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

        In October 2008, the selling shareholders agreed to a two-year waiver of any payments that we were required to make to them for the 2008 and 2009 tax years pursuant to the tax receivable agreement.

Cash Flows

        Operating activities provided $40.0 million and $30.0 million in cash flows for the years ended December 31, 2010 and 2009, respectively. The year-over-year increase in cash flows from operating activities was driven primarily by a increase in weighted average AUM, from $11.4 billion for the year ended December 31, 2009, to $14.3 billion for the year ended December 31, 2010, which had a corresponding positive impact on total revenues and profits.

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

        Investing activities consist primarily of activity with related parties, as well as capital expenditures. Investing activities used less than $0.1 million for each of the years ended December 31, 2010, 2009, and 2008.

        Financing activities consist primarily of borrowing arrangements and contributions from, and distributions to, non-controlling interests. Financing activities used $39.5 million for the year ended December 31, 2010, and used $41.2 million for the year ended December 31, 2009. The decrease in cash used in financing activities is primarily due to an $18.0 million reduction in principal repayment associated with our debt obligations, and a $4.0 million increase in contributions from non-controlling interests, offset by an increase of $18.0 million in distributions to non-controlling interests, and an increase of $2.2 million in dividend payments.

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

Contractual Obligations

        The following table sets forth information regarding our consolidated contractual obligations as of December 31, 2010.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)

Operating Lease for Office Space	$10,119	$2,074	$4,198	$3,847	$—

Total	$10,119	$2,074	$4,198	$3,847	$—

Off-Balance Sheet Arrangements

        We did not have any off-balance sheet arrangements as of December 31, 2010.

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

        We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards and tax credits. A valuation allowance is maintained for deferred tax assets that we estimate are more likely than not to be unrealizable based on available evidence at the time the estimate is made. Determining the valuation allowance requires significant management judgments and assumptions. In determining the valuation allowance, we use historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations. Each quarter, we re-evaluate our estimate related to the valuation allowance, including our assumptions about future taxable income.

        We believe that the accounting estimate related to the $59.4 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance. If we were not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

Recent Accounting Developments

Variable-Interest Entities ("VIEs")

        In September 2009, the Financial Accounting Standards Board (the "FASB") issued a new standard that requires an enterprise to perform a qualitative analysis to determine whether its variable-interests give it a controlling financial interest in a VIE. Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise that holds a substantive interest and a controlling financial interest in a VIE is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. The standard also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a VIE, and additional disclosures about an enterprise's involvement in VIEs, and any significant changes in risk exposure due to that involvement. The standard is effective for fiscal years beginning after November 15, 2009. In November 2009, the FASB issued a proposed standard update, which defers the consolidation criteria requirements of this new standard for assets managers' interests in entities that apply the specialized accounting guidance for investment companies, or that have the attributes of investment companies. In February 2010, the FASB issued further guidance which provided a limited scope deferral for a reporting entity's interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies; (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity; and (c) the entity is not a securitization entity, asset-backed financing entity or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral in accordance with previously issued guidance on VIEs. We have evaluated the deferral guidelines and determined that the standard is applicable for our investment in our operating company, but that we meet the criteria for deferral provided in this standard for our VIEs. We adopted the updated guidance on January 1, 2010, and it had no impact on our consolidated financial statements. We are monitoring future guidance for updates on the treatment of our interests in our VIEs.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        Our exposure to market risk is directly related to our role as investment adviser for the institutional separate accounts we manage and the retail clients for which we act as sub-investment adviser. As noted in Item 1A, "Risk Factors," we experienced declines in AUM from the quarter ended September 30, 2007, through the quarter ended March 31, 2009, largely due to the volatility and disruption in the capital and credit markets. During those periods, we experienced declines in revenue and profitability, and there can be no assurance that there will not be declines in our AUM, revenue and profitability should volatility and disruption in the capital and credit markets occur again in the future. An economic downturn, and volatility in the global financial markets, could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.

        Our revenue for the three years ended December 31, 2010 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices. Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

        We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of marketable securities and investments in mutual funds. At December 31, 2010, the fair value of these assets was $0.8 million and $2.5 million, respectively. Assuming a 10% increase or decrease, the fair value would increase or decrease by $0.1 million and $0.3 million, respectively, at December 31, 2010.

Interest Rate Risk

        Since the Company does not have any debt that bears interest at a variable rate, it does not have any direct exposure to interest rate risk at December 31, 2010.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

        During the course of their review of our consolidated financial statements as of December 31, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on the assessment using those criteria, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

        Our independent registered public accounting firm audited the financial statements included in this Annual Report and have issued an audit report on our internal control over financial reporting. This report appears on page F-3 of this Annual Report.

Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        There was no information that we were required to disclose in a current report on Form 8-K during the fourth quarter of fiscal 2010 that was not so disclosed.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following table provides certain information relating to our directors and executive officers. All of our executive officers were appointed to their positions effective June 2007, with the exceptions of Richard S. Pzena, who was appointed in May 2007, Gregory S. Martin, who was appointed in May 2009, and Antonio DeSpirito, III and Michael D. Peterson who were appointed in February 2011. Our executive officers are subject to re-appointment by our Board of Directors on an annual basis. All of our directors were first appointed to their positions effective October 2007, other than Richard S. Pzena, who was appointed in May 2007, and Ronald W. Tysoe, who was appointed in December 2008.

Name	Age	Position
Richard S. Pzena	52	Chairman, Chief Executive Officer, Co-Chief Investment Officer
John P. Goetz	53	President, Co-Chief Investment Officer
William L. Lipsey	52	President, Marketing and Client Service
Gregory S. Martin	39	Chief Financial Officer
Antonio DeSpirito, III	42	Executive Vice President
Michael D. Peterson	46	Executive Vice President
Steven M. Galbraith	48	Director
Joel M. Greenblatt	53	Director
Richard P. Meyerowich	68	Director
Ronald W. Tysoe	57	Director

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

        Antonio DeSpirito, III is our Executive Vice President. Mr. DeSpirito was appointed Executive Vice President in February 2011. He is also a Portfolio Manager of our Large Cap Value and Value Service strategies. Prior to joining Pzena Investment Management in 1996, Mr. DeSpirito was an Associate in the Corporate Department of Ropes & Gray LLP. He earned a B.S. summa cum laude from the Wharton School of the University of Pennsylvania in 1990 and a J.D. magna cum laude from Harvard Law School in 1993.

        Michael D. Peterson is our Executive Vice President. Mr. Peterson was appointed Executive Vice President in February 2011. He is also a Portfolio Manager of our Global Value, EAFE Diversified Value, EAFE Value, Global Diversified Value, and European Value strategies. Prior to joining Pzena Investment Management in 1998, Mr. Peterson was an Engagement Manager at McKinsey & Company. At McKinsey, he was a member of the Financial Institutions Group, as well as the Pricing Practice. Prior to joining McKinsey, he was an Assistant Professor at the Indiana University School of Public and Environmental Affairs, where he taught operations research and operations management. He holds a PhD in Management (Operations Research) from the M.I.T. Sloan School of Management, where he was a National Science Foundation fellow from 1989 to 1992. Prior to that, he received a M.A. in Mathematics from the University of Cambridge in 1988 and an A.B. summa cum laude in Economics from Princeton University.

        Steven M. Galbraith currently serves as a member of our Board of Directors. Mr. Galbraith has been a partner of Maverick Capital, an investment management firm at which he has portfolio management responsibilities, since January 2004. Prior to joining Maverick Capital, Mr. Galbraith served as Chief Investment Officer and Chief U.S. Investment Strategist at Morgan Stanley from June 2000 to December 2003. Prior to joining Morgan Stanley, he was a partner at Sanford Bernstein, where he was an analyst in the packaged foods sector and the securities industry. Mr. Galbraith was also an employee of our operating company from June 1998 to March 1999. Mr. Galbraith is an Adjunct Professor at Columbia University Business School where he teaches securities analysis. He also serves on the Board of Trustees for the National Constitution Center in Philadelphia. Mr. Galbraith received his B.A. summa cum laude from Tufts University, where he was elected to Phi Beta Kappa.

        Joel M. Greenblatt currently serves as a member of our Board of Directors. Mr. Greenblatt has been a Managing Partner of Gotham Capital, a hedge fund that he founded, since 1985, and of Gotham Asset Management since 2002. Mr. Greenblatt is also the Managing Principal of Gotham Asset Management, LLC, a registered investment adviser (formerly known as Formula Investing, LLC). For the past eleven years, he has been an Adjunct Professor at Columbia University Business School, where he teaches Value and Special Situation Investing. Mr. Greenblatt is the former Chairman of the Board of Alliant Techsystems, a NYSE-listed aerospace and defense company. He is the chairman of Harlem Success Academy, a charter school in New York City. He is the author of two books, You Can Be A Stock Market Genius (Simon & Schuster, 1997) and The Little Book That Beats The Market (John Wiley & Sons, 2005). Mr. Greenblatt earned a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania in 1979 and 1980, respectively.

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

Board Composition

        Our Board of Directors currently consists of five directors. For the year ended December 31, 2010, we have determined that each of Messrs. Galbraith, Meyerowich and Tysoe is an "independent" director within the meaning of the applicable rules of the SEC and the NYSE. In 2011, based upon further consideration and examination of the applicable rules, our Board of Directors determined that Mr. Greenblatt is also an "independent" director.

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

  •
  The CEO is most familiar with the day to day operations of the Company.

  •
  The CEO is in the best position to bring matters before our Board of Directors and serve as its Chairman.

  •
  A combined CEO and Chairman role provides consistent leadership, stability and continuity for the Company.

        The Board of Directors has additionally affirmed the combination of the CEO and Chairman roles for the reasons set forth above.

        In accordance with our Corporate Governance guidelines, the Company has the option of alternating directors to lead executive sessions of the Board of Directors, or to select a lead independent director. To date, the Company's independent directors have not named a lead independent director to preside at all executive sessions of the non-management directors, but rather, has chosen to alternate directors to lead each of the executive sessions. Accordingly, the role of presiding director at each executive session of non-management directors is regularly rotated among Messrs. Galbraith, Meyerowich and Tysoe.

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

        In order to ensure ongoing coordination among its various risk management programs, during the first quarter of 2010, the Audit Committee approved, and the Board of Directors affirmed, the establishment of a Risk Management Committee of the operating company. The purpose of the Risk Management Committee, whose members include department heads or their delegates, is to identify business risks and evaluate the effectiveness of all risk mitigation activities. The Risk Management Committee commenced activities during the second quarter of 2010.

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

        Based on a review of such reports, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% shareholders were complied with in respect of our fiscal year ended December 31, 2010.

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

Principal Components of Executive Compensation

        We have established compensation practices that directly link compensation with our performance, as described below. These practices apply to all of our professionals, including our named executive officers. Ultimately, ownership in our Company is the primary tool that we use to attract and retain professionals, including the named executive officers. As of March 3, 2011, our employees held approximately 65.8% of the ownership interests in our operating company, the substantial majority of which is held by our CEO and our two Presidents, together with their estate planning vehicles.

        We provide the following elements of compensation to our named executive officers:

  (i)
  cash compensation, consisting of a base salary;

  (ii)
  annual cash bonuses;

  (iii)
  mandatory deferred compensation;

  (iv)
  equity-based compensation and related distributions of earnings of our operating company; and

  (v)
  perquisites.

        The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between currently paid out and long-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. In order to attract and retain qualified personnel, all compensation and benefits packages, including those of our named executive officers, are generally compared against relevant industry and geographic peer groups. The Compensation Committee reviews summary compensation data by position for other asset managers, as compiled by McLagan Partners, a compensation specialist focusing on the asset management industry. The universe of companies in the McLagan Partners' analysis includes over 200 publicly traded asset managers and asset management subsidiaries of larger financial services firms with which we compete, among others. The Compensation Committee reviews McLagan Partners' data by position for the entire universe of companies on a summary basis, as well as data by position for certain subgroups on a summary basis, such as companies with assets under management similar to that of the Company, and a geographic location similar to that of the Company, rather than specific compensation data for individual competitors.

        It is customary in the investment management industry to provide for base salaries and discretionary bonuses to be paid to executives upon whom the company relies for its success. Cash compensation in the form of a fixed base salary and discretionary cash bonuses constitutes only a portion of the compensation that we pay our named executive officers.

  (i)
  Base Salary.    Consistent with industry practice, the base salaries for our named executive officers generally account for a relatively small portion of their overall compensation. As further discussed below under "Executive Employment Agreements," Messrs. Pzena, Goetz and Lipsey each received a base salary for 2010 at the annual rate of $300,000. Mr. Martin also received a base salary for 2010 at the annual rate of $300,000. We have not entered into an employment contract with Mr. Martin.

  (ii)
  Cash Bonuses.    As further discussed below under "Executive Employment Agreements," each of Messrs. Pzena, Goetz and Lipsey may be paid a maximum annual bonus of $2,700,000 for 2010. In 2010, the Compensation Committee reviewed the performance targets that had been set for 2010 for the named executive officers as a group, which consisted of: (1) a series of performance goals relating to client net asset flows, by which zero net asset flows would be considered to be satisfactory performance, albeit not sufficient for the named executive officers who are subject to Executive Employment Agreements to receive the maximum bonus allowable under those agreements, and $2.0 billion in net asset inflows would be considered exceptional performance in the current market environment; and (2) a non-GAAP diluted earnings per share target of a minimum of $0.32, with $0.60 being higher than expected, and therefore outstanding performance. In 2010, the Company recorded $0.8 billion in net outflows and non-GAAP diluted earnings per share of $0.33. The Compensation Committee, therefore, determined that Mr. Pzena should receive a total cash bonus of $1,092,737, Mr. Goetz should receive a total cash bonus of $1,200,000, and Mr. Lipsey should receive a total cash bonus of $700,000 (in each case, subject to the Company's deferred compensation practices under the Pzena Investment Management, LLC Bonus Plan, which we refer to as the Bonus Plan, and which is described below in "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Bonus Plan"). The Compensation Committee also determined that Mr. Martin should receive a total cash bonus of $206,673 for 2010 (which includes a deferred portion in the amount of $33,333, which vests over a two-year period), and additionally determined to award 5,175 Class B units to Mr. Martin, which are subject to vesting provisions. These units are discussed under "Equity Based Compensation and Distributions of Earnings of our Operating Company" below.

  (iii)
  Mandatory Deferred Compensation.    The purpose of the Bonus Plan is to enable us to attract, retain, motivate and reward highly qualified individuals who provide services to us by, among other things: (a) providing for grants of bonus compensation; and (b) providing that a portion of the bonus awards made to certain highly compensated individuals, including the named executive officers, shall be deferred on a mandatory basis and shall vest, and become payable, over a four-year period. These amounts are reflected in the "All Other Compensation" column of the "Summary Compensation Table" below.

  (iv)
  Equity Based Compensation and Distribution of Earnings of Our Operating Company.    We have awarded many of our employees, including our named executive officers, ownership interests in our operating company. Historically, the substantial majority of the remuneration that our CEO and two Presidents received from us consisted of cash distributions in proportion to their respective ownership interests of our operating company. Our CEO and two Presidents each have substantial ownership interests in our operating company. They receive distributions in respect of their membership units in the same amount, and at the same time as distributions are made on all other membership units, including Class A units, which creates an alignment of their interests with those of our Class A stockholders. The amounts of these distributions are not shown in the Summary Compensation Table below because they arise out of the named executive officer's ownership interest in our operating company. In the three years ended December 31, 2010, distributions in respect of membership units owned by each of the named executive officers, other than our Chief Financial Officer, constituted from 44.6% to 96.6% of the total income they received from us.

  We adopted the PIM LLC 2006 Equity Incentive Plan, effective January 1, 2007, which permits the grant of a variety of equity awards relating to membership units of our operating company, including membership units and options to purchase membership units, which are both subject to vesting provisions. In 2010, 5,175 membership units, which are subject to vesting provisions, were granted to Mr. Martin (as further described below under "Grants of Plan-Based Awards"). All membership units granted under the PIM LLC 2006 Equity Incentive Plan were granted at the fair market value of the Company's Class A common stock on the date of grant, as determined by the Compensation Committee administering the plan.

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

        On October 30, 2007 we entered into employment agreements with each of Messrs. Pzena, Goetz and Lipsey. Pursuant to the terms of the individual employment agreements, (i) Mr. Pzena serves as our Chief Executive Officer, Co-Chief Investment Officer; (ii) Mr. Goetz serves as our President, Co-Chief Investment Officer; and (iii) Mr. Lipsey serves as our President, Marketing and Client Service. Under the terms of the employment agreements, each of Messrs. Pzena, Goetz and Lipsey served for an initial term of three years, ending October 30, 2010, subject to automatic, successive one-year extensions thereafter unless either party gives the other 60 days prior notice that the term will not be extended. On October 30, 2010, these agreements were automatically extended through October 30, 2011. Each agreement provides for: (i) an annual base salary of $300,000, and (ii) an annual bonus, the amount of which will be determined by our Compensation Committee, subject to a maximum annual bonus for each executive of $2,700,000. This compensation is subject to the provisions of our Bonus Plan, further described under Item 12 below. We have not entered into an employment agreement with Mr. Martin, our Chief Financial Officer.

        The following is a description of certain restrictive covenants by which Messrs. Pzena, Goetz and Lipsey, as well as other employee members, have agreed to be bound.

Non-Competition

        Pursuant to the terms of the amended and restated operating agreement of Pzena Investment Management, LLC, all employees who are members of Pzena Investment Management, LLC have agreed not to compete with us during the term of their employment with us. In addition, each of Messrs. Pzena, Goetz and Lipsey have agreed not to compete with us for a period of three years following the termination of his employment. Other employee members of Pzena Investment Management, LLC have agreed not to compete with us for a period of up to six months following the termination of his or her employment, if the employee member and his or her permitted transferees collectively hold at that time more than 1.0% of all the Class B units outstanding and if he or she continues to receive compensation during this non-competition period.

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

Executive Compensation

        The following table sets forth certain summary information concerning compensation provided by Pzena Investment Management, LLC during the fiscal years ended December 31, 2010, 2009 and 2008 to our Chief Executive Officer, our Chief Financial Officer, and our two other executive officers, whom we refer to collectively as the named executive officers. The amounts set forth under the Unit Awards and Option Awards columns are calculated in accordance with the rules of the SEC and may not reflect actual amounts received by the named executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary($)(1)	Bonus($)(2)	Unit Awards($)(3)	Option Awards($)(4)	All Other Compensation($)		Total($)
Richard S. Pzena,	2010	$300,000	$865,642	—	—	$227,095	(5)	$1,392,737
Chief Executive Officer,	2009	253,837	1,136,085	—	—	376,614	(5)	1,766,536
Co-Chief Investment Officer	2008	250,959	—	—	$352,000	34,500	(6)	637,459
Gregory S. Martin	2010	300,000	173,340	$39,227	—	33,333	(8)	545,900
Chief Financial Officer(7)	2009	260,623	150,000	—	98,700	—		509,323
John P. Goetz,	2010	300,000	930,000	—	—	270,000	(5)	1,500,000
President, Co-Chief	2009	260,623	1,149,377	—	—	390,000	(5)	1,800,000
Investment Officer	2008	252,656	—	—	352,000	34,500	(6)	639,156
William L. Lipsey,	2010	300,000	600,000	—	—	100,000	(5)	1,000,000
President, Marketing and	2009	260,623	1,149,377	—	—	390,000	(5)	1,800,000
Client Service	2008	252,656	—	—	352,000	34,500	(6)	639,156

(1)
Amounts represent payments of salary made to the named executive officers pursuant to their respective employment agreements, with the exception of Mr. Martin, with whom we have not entered into an employment agreement. In 2009, each of Messrs. Pzena, Goetz and Lipsey voluntarily agreed to receive a base salary less than the amount provided for in their respective employment agreements.

(2)
Amounts represent discretionary bonuses paid to the named executive officers.

(3)
Amounts reflected represent the fair value of unit grants, on the date of grant, calculated in accordance with the Stock Compensation Topic of the FASB ASC. For a discussion of the assumptions utilized, see Note 13 to our consolidated financial statements beginning on page F-1 of this Annual Report.

(4)
Amounts reflected represent the fair value of option grants, on the date of grant, calculated in accordance with the Stock Compensation Topic of the FASB ASC. For a discussion of the assumptions utilized, see Note 13 to our consolidated financial statements beginning on page F-1 of this Annual Report.

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

(7)
Mr. Martin became our Chief Financial Officer in May 2009. He previously served as Director of Finance and Accounting.

(8)
Reflects the grant of a cash-based award made to Mr. Martin. Of the $66,673 granted on December 20, 2010, $33,340 vested immediately, and $33,333 is deferred and will vest in two equal annual installments.

2010 Grants of Plan-Based Awards

        The following table sets forth information concerning unit grants made in 2010 to our Chief Financial Officer. We did not make grants of plan-based awards to any of our other named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock or Unit Awards ($)(1)
Gregory S. Martin	December 20, 2010	5,175	(2)	$39,227

(1)
Amounts reflected represent the fair value of unit grants, on the date of grant, calculated in accordance with the Stock Compensation Topic of the FASB ASC. For a discussion of the assumptions utilized, see Note 13 to our consolidated financial statements beginning on page F-1 of this Annual Report.

(2)
Represents Class B units of our operating company awarded under the PIM LLC 2006 Equity Incentive Plan. The Class B units were granted on December 20, 2010 and vest in two installments, with the first installment of 2,588 units vesting on December 20, 2011 and the second installment of 2,587 units vesting on December 20, 2012. Although the Class B Units were granted pursuant to the PIM LLC 2006 Equity Incentive Plan, we do not consider these awards to have been made pursuant to an "equity incentive plan," as such term is defined in the rules of the SEC, since vesting of the Class B Units is not tied to our Company's or our stock's performance.

Outstanding Equity Awards at 2010 Fiscal Year-End

        The following table sets forth information relating to unexercised options and unvested units held by any named executive officer as of December 31, 2010.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested($)
Richard S. Pzena	December 31, 2008	200,000	—		$4.22	December 31, 2018	—		—
Gregory S. Martin	December 31, 2008	10,000	—		4.22	December 31, 2018	—		—
Gregory S. Martin	December 21, 2009	20,000	10,000	(3)	8.00	December 21, 2019	—		—
Gregory S. Martin	December 20, 2010	—	—		—	—	5,175	(4)	$38,036	(5)
John P. Goetz	December 31, 2008	200,000	—		4.22	December 31, 2018	—		—
William L. Lipsey	December 31, 2008	200,000	—		4.22	December 31, 2018	—		—

(1)
Represents vested options to purchase Class B units of our operating company.

(2)
Represents the fair market value of a Class B unit on the date of grant, as determined by the committee administering the PIM LLC 2006 Equity Incentive Plan.

(3)
Represents options to purchase Class B units of our operating company which vest on December 21, 2011.

(4)
Represents Class B units of our operating company awarded under the PIM LLC 2006 Equity Incentive Plan. The Class B units vest in two installments, with the first installment of 2,588 units vesting on December 20, 2011 and the second installment of 2,587 units vesting on December 20, 2012.

(5)
Based on the NYSE closing price of $7.35 for the Company's Class A common stock on December 31, 2010.

2010 Non-Qualified Deferred Compensation

        The following table sets forth information relating to non tax-qualified deferral of compensation by the named executive officers for the year ended December 31, 2010.

Name	Executive Contributions for Year Ended December 31, 2010 ($)(1)(2)	Aggregate Earnings for Year Ended December 31, 2010 ($)(3)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Year Ended December 31, 2010($)(4)
Richard S. Pzena	$227,095	$191,649	$310,438	$779,824
John P. Goetz	270,000	197,560	294,880	819,655
William L. Lipsey	100,000	99,826	211,126	541,493

(1)
On January 1, 2007, we instituted the Bonus Plan, pursuant to which employees who earn in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount. Deferred amounts contributed by named executive officers may be credited to an investment account, take the form of phantom Class B units, or be invested in money market funds, at each named executive officer's discretion. See "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Bonus Plan."

(2)
All amounts reported in this column are included in the "All Other Compensation" column of the Summary Compensation Table above.

(3)
Amounts reflect earnings on the total value of non-qualified deferred compensation.

(4)
Includes amounts reported in previous years, less any losses experienced on such previous contributions.

Pension Benefits

        As of December 31, 2010, none of the named executive officers was a participant in any defined benefit pension plan, whether tax-qualified or supplemental, which was maintained by us, our operating company, or any of its affiliates.

Termination or Change of Control

        Neither we nor our operating company maintain any termination or change of control programs. However, the PIM LLC 2006 Equity Incentive Plan and the 2007 Equity Incentive Plan both provide that the Compensation Committee will have the discretion to accelerate the vesting of awards granted thereunder upon the occurrence of certain events, including a change of control of us. Also, pursuant to the tax receivable agreement, as further described in "Item 13—Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement," if certain change of control events were to occur, we would be obligated to make early termination payments to the parties to such tax receivable agreement (including the named executive officers). Furthermore, the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan provides that each plan participant's account shall be distributed in shares of our Class A common stock immediately prior to a change in control of us, as further described in such plan.

2010 Non-Employee Director Compensation

        The following table sets forth information concerning non-employee director compensation for the year ended December 31, 2010. It is our policy not to pay director compensation to directors who are also our employees.

        Pursuant to the Pzena Investment Management, Inc. Nonemployee Director Deferred Compensation Plan, described below, each non-employee director was given the option to defer either all or a portion of his 2010 annual retainer of $70,000 in the form of deferred stock units, or "Phantom Stock." With respect to any non-deferred portion of the annual retainer, each non-employee director was given the option to receive either 100% in cash, 100% in shares of our Class A common stock, or 50% payable in cash and 50% in shares of our Class A common stock. In 2010, all non-employee directors elected to receive their 2010 annual retainers in deferred stock units.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Steven M. Galbraith	—	$70,000	$70,000
Joel M. Greenblatt	—	70,000	70,000
Richard P. Meyerowich	—	70,000	70,000
Ronald W. Tysoe	—	70,000	70,000

(1)
On January 1, 2010, each non-employee director was awarded 8,599 deferred stock units, each of which is the economic equivalent of one share of our Class A common stock. We valued these deferred stock units at $8.14 each, the closing price of our Class A common stock on December 31, 2009. The shares of Phantom Stock become payable in a single distribution of shares of our Class A common stock, at such time as elected by the non-employee director when the deferral was made.

Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan

        On July 21, 2009, we adopted the Pzena Investment Management, Inc. Nonemployee Director Deferred Compensation Plan, or the Director Plan. The Director Plan is an "unfunded" deferred compensation arrangement designed to attract and retain individuals to serve as non-employee directors of the Company by allowing such individuals to defer payment of all, or a portion, of their director fees into deferred stock units, the value of which is based on the value of shares of Class A common stock of the Company.

        Administration.    The Director Plan is administered by the Administrator, as defined in the Director Plan. The Compensation Committee of the Board serves as the Administrator. The Administrator may delegate such duties as it determines, in its discretion, to be necessary or desirable for the administration of the Director Plan.

        Participation.    Any Nonemployee Director may elect to have all or part of the compensation otherwise payable to the director deferred and paid at the time, and in the manner, prescribed in the Director Plan. A Nonemployee Director wishing to participate in the Director Plan shall make deferrals of compensation no later than December 31 of the Director Plan year immediately preceding the Director Plan year in respect of which such compensation may be earned. Deferrals may be denominated in an aggregate dollar amount, or as a percentage of compensation, and shall be allocated to an account. The Company shall establish a separate account on its books in the name of each participant. Notwithstanding the foregoing, the Administrator may allow a Nonemployee Director whose service on the Board begins during any Director Plan year to make a deferral election prior to, or within, 30 days after the commencement of such Nonemployee Director's service on the Board with respect to compensation to be earned following the date on which such election is made. Elections to defer compensation under the Director Plan shall be made on a year-to-year basis.

        Distributions under the Director Plan shall be made in a single distribution of shares of our Class A common stock at such time as elected by the participant when the deferral was made. At the time the deferral election is made, a Nonemployee Director may elect to receive such participant's account upon the earlier to occur of: (i) the date of the participant's death; (ii) the date the participant becomes Disabled (as defined in Section 409A(a)(2)(C) of the Internal Revenue Code); (iii) the date of the participant's separation from service with the Company for any reason other than death; and (iv) a date specified by the participant, provided that the date is not less than five years following the end of the calendar year to which the deferral relates.

        Notwithstanding any other provision of the Director Plan to the contrary, in the event of a separation from service during any Director Plan year, no compensation as yet unpaid with respect to such Director Plan year (or any future Director Plan year) may be deferred under the Director Plan.

        Method of Deferral of Compensation.    Compensation deferred under the Director Plan shall be deferred in the form of units equal to the number of shares of our Class A common stock hypothetically purchased with deferred compensation. Compensation deferred under the Director Plan for any Director Plan year shall be recorded on the first day of the Director Plan year, subject to forfeiture as set forth in the Director Plan. The number of units to be recorded with respect to each amount of deferred compensation allocated to the account shall be equal to: (i) in the case of compensation that otherwise would have been paid in cash, the quotient obtained by dividing the amount of deferred cash by the fair market value of one share of our Class A common stock on the first day of the Director Plan year with respect to which the deferred compensation relates, and (ii) in the case of compensation that otherwise would have been paid in shares of stock, the number of shares of our Class A common stock that would have been issued to the participant during such Director Plan year absent deferral under the Director Plan. The Administrator's determination of the value of a unit shall be binding on the Company and its successors, the participants and their beneficiaries.

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

        Additional units shall be credited to a participant's account as of each date on which cash dividends and/or special dividends and distributions are paid with respect to our Class A common stock (a "Dividend Date"), provided that at least one unit is credited to such participant's account as of the record date for such dividend or distribution. The number of units to be credited to a participant's account under the Director Plan as of any dividend date shall equal the quotient obtained by dividing: (i) the product of (a) the number of the units credited to such account on the record date for such dividend or distribution, and (b) the per share dividend (or distribution value) payable on such dividend date by (ii) the fair market value of a share of our Class A common stock as of such dividend date.

        Once an election to defer compensation has become irrevocable, a participant may, with the prior consent of the Administrator, modify the time and form of payment of an amount previously deferred under the Director Plan, subject to the certain conditions set forth in the Director Plan.

        Distribution of Deferred Compensation.    The Company shall pay to the participant (or the participant's beneficiary or estate, as applicable) the non-forfeitable balance credited to such participant's account in a single distribution of shares on the first date of the calendar month following the date or event specified for such distribution by the participant. Distributions shall be made in the form of shares of our Class A common stock.

        Notwithstanding any other provision of the Director Plan to the contrary, the Administrator in its sole discretion may at any time authorize the distribution of shares of our Class A common stock of part or all of the participant's account to such participant prior to the time such amount would otherwise be payable pursuant to the provisions of the Director Plan, in any case where the Administrator determines that the participant has proved an unforeseeable emergency, as defined under Section 409A(a)(2)(B)(ii) of the Internal Revenue Code.

        Notwithstanding anything in the Director Plan to the contrary, each participant's account shall be distributed in shares of our Class A common stock, immediately prior to a change in control, subject to the actual occurrence of the change in control, provided that the event constituting such change in control constitutes a change in the ownership or effective control of a corporation, or a change in the ownership of a substantial portion of the assets of a corporation, in either case, within the meaning of Section 409A of the Internal Revenue Code.

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

        The Company intends the following with respect to this Director Plan: (i) that participants will not recognize gross income as a result of participation in the Director Plan unless and until and then only to the extent that distributions are received; (ii) that the Director Plan shall be an "unfunded" plan for purposes of the Employee Retirement Income Security Act of 1974, as amended; and (iii) the design and administration of the Director Plan should comply with the requirements of Section 409A of the Internal Revenue Code. Notwithstanding the foregoing, no Nonemployee Director, participant, former participant, beneficiary or any other person shall have any recourse against the Company, the Administrator or any of their affiliates, employees, agents, successors, assigns or other representatives if any of those conditions are determined not to be satisfied.

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

        The right of any participant to receive future distributions under the Director Plan shall be an unsecured claim against the general assets of the Company

        Termination and Amendment Of The Director Plan.    The Director Plan shall remain in effect until such time as it is terminated by the Company in accordance with the terms of the Director Plan and applicable law. No participant nor the Administrator shall have the power to terminate the Director Plan except as provided in Section 409A of the Internal Revenue Code. Upon termination of the Director Plan, all accounts shall be paid in shares of our Class A common stock to each participant or, if applicable, such participant's beneficiary or estate. The Company shall use its commercially reasonable best efforts to comply with the provisions of Section 409A of the Internal Revenue Code with respect to termination of the Director Plan in order to ensure that amounts payable in connection with termination of the Director Plan shall not be subject to tax under Section 409A of the Internal Revenue Code. The Director Plan may be amended from time to time by the Administrator, provided that no amendment of the Director Plan shall have a material adverse effect on any participant's account under the Director Plan without the prior written consent of such participant.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

        The following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock by the following persons as of March 3, 2011 (except as otherwise noted):

  •
  each of our named executive officers;

  •
  each of our directors;

  •
  all of our directors and executive officers as a group; and

  •
  each person or group of affiliated persons known to us to beneficially own more than 5% of our Class A common stock or Class B common stock.

        Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying options and warrants held by that person that are exercisable within 60 days of March 3, 2011 are considered to be outstanding. However, the numbers in the percent of combined voting power column do not give effect to any options or warrants held by the persons listed in the table. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

        The address for those individuals for which an address is not otherwise indicated is: c/o Pzena Investment Management, Inc., 120 West 45th Street, New York, New York 10036.

	Class A Shares Beneficially Owned(1)			Class B Shares Beneficially Owned(1)
Name of Beneficial Owner	Number of Shares		Percent(2)	Number of Shares		Percent(3)	Percent Combined Voting Power(1)
Richard S. Pzena	106		*	24,928,620	(4)(5)	45.0	43.3
Gregory S. Martin	—		—	52,500	(6)	*	*
John P. Goetz	—		—	6,351,755	(4)(7)	11.5	10.8
William L. Lipsey	—		—	5,737,910	(4)(8)	10.4	9.7
Steven M. Galbraith	41,582	(9)	*	—		—	*
Joel M. Greenblatt	40,582	(9)	*	247,708	(10)	*	*
Richard P. Meyerowich	40,582	(9)	*	—		—	*
Ronald W. Tysoe	34,710	(9)	*	—		—	*
All executive officers and directors as a group (8 persons)	157,562	(11)	0.9	37,318,493	(12)	66.8	64.3(13)
Cacti Asset Management, LLC(14) 6355 Peachtree Road, Suite 101 Atlanta, GA 30319	872,843		9.3	—		—	*
Kinetics Asset Management, Inc.(15) 470 Park Avenue South, 4th Floor New York, NY 10016	761,187		8.1	—		—	*

	Class A Shares Beneficially Owned(1)		Class B Shares Beneficially Owned(1)
Name of Beneficial Owner	Number of Shares	Percent(2)	Number of Shares	Percent(3)	Percent Combined Voting Power(1)
Keeley Asset Management Corp.(16) 401 South Lasalle Street Chicago, IL 60605	729,000	7.8	—	—	*

*
Less than 1%

(1)
Each share of our Class A common stock is entitled to one vote per share and each share of our Class B common stock is entitled to five votes per share, for so long as the number of shares of our Class B common stock outstanding constitutes at least 20% of the total number of shares of our common stock outstanding.

(2)
Based on 9,367,659 shares of Class A common stock outstanding as of March 3, 2011.

(3)
Based on 55,204,610 shares of Class B common stock outstanding as of March 3, 2011.

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

(6)
Includes options to purchase 30,000 membership units in our operating company that are currently exercisable and which, upon exercise, will entitle Mr. Martin to the same number of shares of our Class B common stock.

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

(9)
Includes 18,122 shares of Phantom Stock, each share of which is the economic equivalent of one share of our Class A common stock. The shares of Phantom Stock become payable in a single distribution of an equal number of shares of Class A common stock at such time as elected by each non-employee director at the time such deferral was elected pursuant to Section 3.4 of the Director Plan.

(10)
Includes 82,200 shares of Class B common stock held directly by family members of Mr. Greenblatt. Mr. Greenblatt disclaims beneficial ownership of all shares of Class B common stock directly held by his family members.

(11)
Includes an aggregate of 72,488 shares of Phantom Stock, the terms of which are described in footnote (9) above.

(12)
Includes options to purchase an aggregate of 630,000 membership units in our operating company that are currently exercisable and which, upon exercise, will entitled the holders to purchase the same number of shares of our Class B common stock. As indicated in the foregoing footnotes, also includes shares of Class B common stock held by estate planning vehicles and family members of the executive officers and directors as to which beneficial ownership is disclaimed.

(13)
Excludes 72,488 shares of Phantom Stock, the terms of which are described in footnote (9) above.

(14)
The number of shares owned is based on information included in the Form 13G/A filed by Cacti Asset Management, LLC, and its related persons and entities, with the SEC on January 3, 2011. According to the Form 13G/A, Cacti Asset Management, LLC has sole dispositive power over 872,843 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 872,843 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.

(15)
The number of shares owned is based on information included in the Form 13G filed by Kinetics Asset Management, Inc. ("Kinetics"), with the SEC on November 24, 2009. The Form 13F filed by Kinetics on February 10, 2011 indicates that it holds 487,556 shares (5.2%) of our Class A common stock as of December 31, 2010. According to the Form 13G filed on November 24, 2009, Kinetics has sole dispositive power over 761,187 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 761,187 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.

(16)
The number of shares owned is based on information included in the Form 13G/A filed by Keeley Asset Management Corp., and its related persons, with the SEC on February 7, 2011. According to the Form 13G/A, Keeley Asset Management Corp. has sole dispositive power over 729,000 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 729,000 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.

Equity Compensation Plan Information

        The table below sets forth certain information as of December 31, 2010, the last day of the fiscal year, for: (i) all equity compensation plans previously approved by our stockholders; and (ii) all equity compensation plans not previously approved by our stockholders.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders
Pzena Investment Management, LLC 2006 Equity Incentive Plan	3,650,283	$7.30	6,082,494	(1)(2)
Pzena Investment Management, Inc. 2007 Equity Incentive Plan	961,750	8.00	6,010,846	(3)
Pzena Investment Management, LLC Amended and Restated Bonus Plan	—	—	6,082,494	(1)
Equity Compensation Plans Not Approved By Security Holders(4)	—	—	—
Total	4,612,033	7.45	12,093,340

(1)
Represents the total number of remaining securities, as of December 31, 2010, which may be collectively granted under the PIM LLC 2006 Equity Incentive Plan and the Bonus Plan.

(2)
Net of 381,219 Class B units of our operating company also outstanding under the PIM LLC 2006 Equity Incentive Plan.

(3)
Net of 87,062 shares of Class A common stock also outstanding under the 2007 Equity Incentive Plan.

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

        Units Subject to the PIM LLC 2006 Equity Incentive Plan.    The total number of Class B units that may be issued under the PIM LLC 2006 Equity Incentive Plan is 10,113,996, with 6,082,494 remaining at December 31, 2010, subject to adjustment upon the occurrence of certain events, as described below.

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

        Amendment and Termination.    We may amend or terminate the PIM LLC 2006 Equity Incentive Plan, but no amendment or termination will be made: (i) without the approval of our stockholders, if such action would, except as permitted in order to adjust the shares as described above under the section "—Adjustments Upon Certain Events," increase the total number of shares reserved for the purposes of the PIM LLC 2006 Equity Incentive Plan, or increase the maximum number of shares that may be issued hereunder, or change the maximum number of shares for which awards may be granted to any participant; or (ii) without the consent of a participant, if such action would diminish any of the rights of the participant under any award theretofore granted to such participant under the PIM LLC 2006 Equity Incentive Plan; provided, however, that the Compensation Committee may amend the PIM LLC 2006 Equity Incentive Plan, and/or any outstanding awards, in such manner as it deems necessary to permit the PIM LLC 2006 Equity Incentive Plan, and/or any outstanding awards, to satisfy requirements of the Internal Revenue Code, or other applicable laws.

2007 Equity Incentive Plan

        On October 24, 2007, we adopted the Pzena Investment Management, Inc. 2007 Equity Incentive Plan, or the 2007 Equity Incentive Plan, which provides for the issuance of awards relating to our Class A common stock to directors, officers and other employees, consultants and advisers who are providing services to us and our subsidiaries.

        Our 2007 Equity Incentive Plan is administered by our Compensation Committee, which has the authority, among other things, to determine who will be granted awards, and all of the terms and conditions of such awards. The Compensation Committee is authorized to determine the extent to which an award may be settled, cancelled, forfeited or surrendered, to interpret our 2007 Equity Incentive Plan and any awards granted under our 2007 Equity Incentive Plan, and to make all other determinations necessary or advisable for the administration of our 2007 Equity Incentive Plan. Where the vesting or payment of an award under our 2007 Equity Incentive Plan is subject to the attainment of performance goals, the Compensation Committee will be responsible for certifying that the performance goals have been attained. Neither the Compensation Committee nor the Board of Directors has the authority under our 2007 Equity Incentive Plan to take any action that: (i) would lower the exercise, base or purchase price of any award granted thereunder; (ii) amend the limits on individual participation thereunder; (iii) amend the number of shares available for awards thereunder; or (iv) amend the provisions with respect to the administration of our 2007 Equity Incentive Plan, without, in any case, first obtaining the approval of our stockholders.

        At our 2009 Annual Meeting of Stockholders, our stockholders approved a proposal to increase the total number of shares available under the 2007 Equity Incentive Plan to 7,059,658 shares, with 6,010,846 remaining at December 31, 2010. Shares issued under our 2007 Equity Incentive Plan may be authorized but unissued shares, or treasury shares. If any shares subject to an award granted under our 2007 Equity Incentive Plan are forfeited, cancelled, exchanged or surrendered, or if an award terminates or expires without a distribution of shares, or if shares of stock are surrendered or withheld as payment of either the exercise price of an award and/or withholding taxes in respect of an award, those shares will again be available for awards under the plan. Upon the exercise of any award granted under our 2007 Equity Incentive Plan in tandem with any other award, the related award will be cancelled to the extent of the number of shares as to which the award is exercised, and such shares will not again be available for awards under the plan. In the event that the Compensation Committee determines that any corporate event, such as a dividend or other distribution, recapitalization, stock split, reorganization, merger, spin-off, or the like, affects our Class A common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of plan participants, then the Compensation Committee will make those adjustments as it deems necessary or appropriate to any or all of: (i) the number and kind of shares or other property that may thereafter be issued in connection with future awards; (ii) the number and kind of shares or other property that may be issued under outstanding awards; (iii) the exercise price or purchase price of any outstanding award; (iv) the performance goals applicable to outstanding awards; and (v) the individual share limitations applicable to awards granted under our 2007 Equity Incentive Plan.

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

        Our 2007 Equity Incentive Plan also provides for other equity-based and other cash-based awards, the form and terms of which will be as determined by the Compensation Committee, consistent with the purposes of the plan. The vesting, value or payment of one of these awards may be made subject to the attainment of one or more performance goals. The types of awards that may be granted may include, without limitations, stock options and stock bonuses.

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

        On October 30, 2007, we filed a Form S-8 with the SEC to register 640,379 shares of our Class A common stock that may be issued under the 2007 Equity Incentive Plan. On November 25, 2009, we filed a Form S-8 with the SEC to register an additional 6,419,279 shares of our Class A common stock pursuant to the amendment to the 2007 Equity Incentive Plan adopted by our shareholders on May 19, 2009.

Bonus Plan

        The Pzena Investment Management, LLC Amended and Restated Bonus Plan, or the Bonus Plan, became effective on January 1, 2007, was amended and restated as of October 30, 2007, and was further amended as of October 21, 2008.

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

Governance

        We serve as the sole managing member of the operating company. As such, we control its business and affairs and are responsible for the management of its business. We also have the power to delegate certain of our management responsibilities to an executive committee of our operating company, which currently consists of our Chief Executive Officer, Mr. Pzena, each of our Presidents, Messrs. Goetz and Lipsey, and each of our Executive Vice Presidents, Messrs. DeSpirito and Peterson.

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

        Holders of Class B units have no voting rights, except for the right to approve amendments to the amended and restated operating agreement that adversely affect the rights of the holders of Class B units, and to approve certain material corporate transactions. See "—Amendments" and "—Material Corporate Transactions," below.

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

Exchange Rights

        Pursuant to the amended and restated operating agreement, each vested Class B unit is exchangeable for a share of our Class A common stock, subject to the exchange timing and volume limitations described below. On February 17, 2009, the SEC declared effective our shelf registration statement on Form S-3, in which we registered 57,937,910 shares of our Class A common stock for issuance upon the exchange of an equivalent number of vested Class B units of the operating company. On February 14, 2011, we filed a Form S-3 registration statement, which has not yet been declared effective, in order to register the issuance of up to an additional 4,098,774 shares of our Class A common stock upon the exchange by the holders of the equivalent number of Class B units.

        Initial Managing Principals.    Each year, in the period beginning on the first effective date of the Form S-3 registration statement described below under "—Resale and Registration Rights Agreement," which we refer to as the shelf registration statement, and ending on the date of the termination of employment with us of an Initial Managing Principal, an Initial Managing Principal (each of Richard S. Pzena, John P. Goetz and William L. Lipsey), and his permitted transferees may collectively exchange up to the number of vested Class B units that equals 15% of all Class B units they collectively hold as of the first day of that year, in accordance with the timing restrictions described below under "—Resale and Registration Rights Agreement." For the three-year period following the Initial Managing Principal's termination, the Initial Managing Principal and his permitted transferees may not exchange any of their Class B units. Thereafter, they may exchange the remainder of their Class B units when they vest, subject to the same timing restrictions.

        Other Employee Members.    Each year, in the period beginning on the first effective date of the shelf registration statement and ending on the date of termination of employment of an employee member other than our Initial Managing Principals, he or she and his or her permitted transferees, may collectively exchange up to the number of vested Class B units that equals 15% of all Class B units they collectively hold as of the first day of that year, in accordance with the timing restrictions described below under "—Resale and Registration Rights Agreement." For the one-year period following the employee's termination, the employee and his or her permitted transferees may not exchange any of their Class B units. Within the following six months, they may exchange vested Class B units so long as, except as may be agreed by us, the employee retains a number of vested Class B units equal to at least 25% of the number of vested Class B units collectively held by the employee and his or her permitted transferees on the date of the termination of employment with us, subject to the same timing restrictions. Thereafter, they may exchange the remainder of their Class B units when they vest, subject to the same timing restrictions.

        Non-Employee Members.    Each year, in the period beginning on the first effective date of the shelf registration statement and ending on the third anniversary of our initial public offering, the non-employee members of our operating company may exchange up to 15% of the Class B units they hold as of the first day of that year, in accordance with the timing restrictions described below under "—Resale and Registration Rights Agreement." Thereafter, these non-employee members may exchange the remainder of their Class B units, subject to the same timing restrictions.

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

Forfeiture of Class B Units

        Unless otherwise determined by our Board of Directors, in its sole discretion, or previously agreed to by the employee member, his or her permitted transferees and us:

  •
  if an employee member is terminated for cause, the employee member (and, to the extent of any Class B units transferred after our initial public offering, his or her permitted transferees) would forfeit all of his, her or their unvested Class B units, if any, and a number of vested Class B units that is equal to 75% of the number of vested Class B units collectively held by the employee member and his or her permitted transferees, in each case as of the date of the termination of his or her employment;

  •
  if an Initial Managing Principal breaches any of the non-competition or non-solicitation covenants described above, the Initial Managing Principal (and, to the extent of any Class B units transferred after our initial public offering, his or her permitted transferees) would forfeit all of his, her or their unvested Class B units, if any, and an aggregate number of vested Class B units that is equal to 50% of the number of vested Class B units collectively held by the Initial Managing Principal and his or her permitted transferees, in each case as of the earlier of the date of his or her breach or the termination of his or her employment; and

  •
  if an employee member (other than an Initial Managing Principal) breaches any of the non-competition or non-solicitation covenants described above, the employee member (and, to the extent of any Class B units transferred after our initial public offering, his or her permitted transferees) would forfeit all of his, her or their unvested Class B units, if any, and a number of vested Class B units that is equal to 25% of the number of vested Class B units collectively held by the employee member and his or her permitted transferees, in each case as of the earlier of the date of his or her breach or the termination of his or her employment.

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

  •
  modify or amend the non-competition, non-solicitation, confidentiality, or vesting and forfeiture provisions in a manner that is adverse to an employee member without either the employee member's consent, or the approval of two-thirds in interest of the Class B members, so long as each adversely affected employee member receives at least 60 days prior notice thereof; or

  •
  modify or amend any provision of the agreement requiring approval of any specified group or sub-group of Class B members without obtaining the approval of that specified group or sub-group.

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

        On October 27, 2008, we entered into a Limited Waiver to Tax Receivable Agreement with Milestone Associates, L.L.C., a limited liability company of which Mr. Greenblatt, a director of our Company, is the managing member. Pursuant to the Limited Waiver to Tax Receivable Agreement, our obligation to make the required payments (as described above) to Milestone Associates for taxable years 2008 and 2009 under the Tax Receivable Agreement was waived. The amount waived by Milestone Associates for taxable year 2008 was $1.3 million and for taxable year 2009 was $0.8 million.

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

        On February 17, 2009, the SEC declared effective our shelf registration statement on Form S-3, in which we registered 57,937,910 shares of our Class A common stock, issuable upon the exchange of an equivalent number of Class B units of the operating company. On February 14, 2011, we filed a Form S-3 registration statement, which has not yet been declared effective, in order to register the issuance of up to an additional 4,098,774 shares of our Class A common stock upon the exchange by the holders of the equivalent number of Class B units.

        From the first effective date of the initial shelf registration statement until the fourth anniversary of the consummation of our initial public offering, holders of Class B units, subject to the exchange timing and volume limitations described above under "—Amended and Restated Operating Agreement of Pzena Investment Management, LLC—Exchange Rights," will only be able to sell the shares of Class A common stock issued upon exchange in the timing and manner determined by us. We are required to provide for at least one exchange date in each twelve-month period from the effective date of this shelf registration statement until the fourth anniversary of our initial public offering, pursuant to which holders of Class A common stock issued upon exchange of vested Class B units can resell such shares of Class A common stock. However, if we fail to provide an exchange date and manner of resale by the end of any such twelve-month period, each holder of Class B units who is then eligible to exchange Class B units, may exercise its exchange right and resell the shares issued upon exchange in any manner of sale permitted under the registration statement, or otherwise available to the holder. Thereafter, holders of Class B units will be able to exchange their Class B units for shares of our Class A common stock, subject to the exchange timing and volume limitations described above, and will be permitted to sell their shares in any manner, but only at times determined by us, in our sole discretion.

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

        The Notes were issued on October 28, 2008. Each of the Notes was unsecured, had a ten year maturity and bore interest at 6.30% per annum. The provisions of the Notes included a restricted payments covenant, a prohibition on incurring indebtedness which was not subordinated to the Notes, and events of default based on failure to make payments, bankruptcy, change of control, and acceleration of material indebtedness. In addition, the Notes were subordinated to the repayment in full of the loans under the Credit Agreement.

        On December 31, 2009, we repaid the notes to Milestone Associates, L.L.C. ($5,000,000 principal amount) and Amelia Jones Feinberg ($1,000,000 principal amount), along with all accrued interest due to said Note Holders through such date.

        On June 30, 2010, we repaid the notes to The Michele Pzena Family Trust, The Daniel Pzena Family Trust, The Aaron Pzena Family Trust, and The Eric Pzena Family Trust ($1,250,000 principal amount by each such trust), as well as The Pzena Family 1996 Irrevocable Trust ($5,000,000 principal amount), along with all accrued interest due to said Note Holders through such date.

Other Related Party Transactions

        Our operating company manages the personal funds of many of its employees, including our CEO and two Presidents, pursuant to investment management agreements in which it has waived its regular advisory fees. In addition, it manages the personal funds of some of its employees' family members at reduced advisory fee rates. In 2010, the aggregate value of the fees that we waived was approximately $193,663 with respect to accounts beneficially owned by a private fund in which certain of our executive officers invest.

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

        For the year ended December 31, 2010, the Board of Directors determined that Messrs. Galbraith, Meyerowich and Tysoe are each "independent" for purposes of NYSE corporate governance rules. In 2011, based upon further consideration and examination of the applicable rules, our Board of Directors determined that Mr. Greenblatt is also an "independent" director.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Aggregate fees for professional services rendered to us by Ernst & Young LLP for the years ended December 31, 2010 and 2009 were as follows:

	For the Year Ended December 31,
	2010	2009
	(in thousands)

Audit Fees	$806	$812
Tax Fees	38	35
Other Fees	51	54

Total	$895	$901

        Audit fees for 2010 and 2009 were for professional services rendered for the audits of the consolidated financial statements of the Company and its subsidiaries, professional services rendered for quarterly reviews of the consolidated financial statements of the Company and its subsidiaries, and the audits of the Company's affiliated funds.

        Tax fees for 2010 and 2009 were for reviews of the Company's tax returns.

        Other fees for 2010 and 2009 related to other attestation services over the Company's investment performance.

Pre-Approval Policy

        The charter of our Audit Committee provides that the Audit Committee shall appoint our independent auditors and shall review and approve, in advance, our independent auditors' annual engagement letter, including the proposed fees contained therein, as well as all audit and all permitted non-audit engagements and relationships between us and our independent auditors. The charter of the Audit Committee further provides that audit and permitted non-audit services may be approved in advance: (i) by the Audit Committee, or by one or more members of the Audit Committee designated by the Audit Committee; or (ii) based on policies and procedures adopted by the Audit Committee, provided that (a) the policies and procedures are detailed as to the particular service, (b) the Audit Committee is informed of each service on a timely basis, (c) such policies and procedures do not include delegation of the Audit Committee's responsibilities to management, and (d) such policies and procedures are disclosed in our annual reports. To date, the Audit Committee has not adopted any policies and procedures relating to the pre-approval of audit and permitted non-audit services.

        Notwithstanding the foregoing requirement of the charter of the Audit Committee that audit and permitted non-audit services must be approved in advance, the charter of the Audit Committee provides that pre-approval is not necessary for minor non-audit services if: (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total revenues paid by us to our auditors during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by us at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee. We refer to the foregoing as the "De Minimus Exception." None of the services listed above for 2010 and 2009 were approved pursuant to the De Minimus Exception.

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

3.
Exhibit List

        The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 of the Exchange Act. If specific material facts exist which contradict the representations and warranties contained in the documents filed or incorporated by reference in this Annual Report, corrective disclosure has been provided.

        Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K, and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov, as well as through the Company's website at www.pzena.com.

Exhibit	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Pzena Investment Management, Inc., effective as of October 30, 2007(1)
3.2	Amended and Restated Bylaws of Pzena Investment Management, Inc., effective as of October 30, 2007(1)
4.1	Form of Pzena Investment Management, Inc. Class A Common Stock Certificate(2)
4.2	Form of Exchange Rights of Class B Members(2)
4.3	Resale and Registration Rights Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Holders named on the signature pages thereto(1)
4.4	Class B Stockholders' Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Stockholders named on the signature pages thereto(1)

Exhibit	Description of Exhibit
10.1	Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Members named on the signature pages thereto(1)
10.2
Tax Receivable Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto(1)
10.3	Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan(1)
10.4	Pzena Investment Management, LLC Amended and Restated Bonus Plan, as amended, dated as of October 21, 2008(3)
10.5	Pzena Investment Management, Inc. 2007 Equity Incentive Plan, as amended, dated as of May 19, 2009(4)
10.6	Lease, dated as of February 4, 2003, between Magnolia Associates, Ltd. and Pzena Investment Management, LLC, and the amendments thereto dated as of March 31, 2005 and October 31, 2006(5)
10.7	Executive Employment Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and Richard S. Pzena(1)
10.8	Executive Employment Agreement for John P. Goetz, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and John P. Goetz(1)
10.9
Amended and Restated Executive Employment Agreement for William L. Lipsey, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and William L. Lipsey(1)
10.10
Amendment to Amended and Restated Executive Employment Agreement for A. Rama Krishna, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and A. Rama Krishna, as amended, dated as of October 8, 2009(6)
10.11	Indemnification Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard S. Pzena(1)
10.12	Indemnification Agreement for Steven M. Galbraith, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Steven M. Galbraith(1)
10.13	Indemnification Agreement for Joel M. Greenblatt, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Joel M. Greenblatt(1)
10.14	Indemnification Agreement for Richard P. Meyerowich, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard P. Meyerowich(1)
10.15	Indemnification Agreement for Myron E. Ullman, III, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Myron E. Ullman, III(1)
10.16	Indemnification Agreement for Ronald W. Tysoe, dated as of December 11, 2008, by and among Pzena Investment Management, Inc. and Ronald W. Tysoe(7)
10.17	Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan, dated as of July 21, 2009(8)

Exhibit	Description of Exhibit
10.18	Amendment, effective March 24, 2010, to Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. as the Managing Member of Pzena Investment Management, LLC and those Class B members whose signatures are affixed thereto(9)
14.1	Code of Business Conduct and Ethics, effective as of October 25, 2007, amended as of January 16, 2009(10)
14.2	Code of Ethics for Senior Financial Officers(10)
21.1	List of Subsidiaries of Pzena Investment Management, Inc. (filed herewith)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

(6)
Previously filed as an exhibit to the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2010 (SEC File No. 001-33761).

(7)
Previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008 (SEC File No. 001-33761).

(8)
Previously filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (SEC File No. 001-33761).

(9)
Previously filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010 (SEC File No. 001-33761).

(10)
Previously filed as an exhibit to the Company's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009 (SEC File No. 001-33761).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pzena Investment Management, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2011

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pzena Investment Management, Inc. and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RICHARD S. PZENA Richard S. Pzena	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 11, 2011
/s/ GREGORY S. MARTIN Gregory S. Martin	Chief Financial Officer (principal financial and accounting officer)	March 11, 2011
/s/ STEVEN M. GALBRAITH Steven M. Galbraith	Director	March 11, 2011
/s/ JOEL M. GREENBLATT Joel M. Greenblatt	Director	March 11, 2011
/s/ RICHARD P. MEYEROWICH Richard P. Meyerowich	Director	March 11, 2011
/s/ RONALD W. TYSOE Ronald W. Tysoe	Director	March 11, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Pzena Investment Management, Inc.

We have audited the accompanying consolidated statements of financial condition of Pzena Investment Management, Inc. (the "Company") as of December 31, 2010 and 2009, the related consolidated statements of operations, changes in equity, and cash flows of Pzena Investment Management, Inc. for the years ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pzena Investment Management, Inc. at December 31, 2010 and 2009, the related consolidated statements of operations, changes in equity, and cash flows of Pzena Investment Management, Inc. for the years ended December 31, 2010, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion thereon.

                              /s/ Ernst & Young LLP

New York, New York
March 15, 2011

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Pzena Investment Management, Inc.

We have audited Pzena Investment Management Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pzena Investment Management, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Pzena Investment Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Pzena Investment Management, Inc. as of December 31, 2010 and 2009, the related consolidated statements of operations, changes in equity, and cash flows of Pzena Investment Management, Inc. for the years ended December 31, 2010, 2009 and 2008 and our report dated March 15, 2011 expressed an unqualified opinion thereon.

                              /s/ Ernst & Young LLP

New York, New York
March 15, 2011

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	December 31, 2010	December 31, 2009
ASSETS
Cash and Cash Equivalents	$16,381	$15,908
Restricted Cash	1,420	1,407
Due from Broker	30	116
Advisory Fees Receivable	15,275	13,378
Investments, at Fair Value	3,323	7,951
Receivable from Related Parties	63	149
Other Receivables	210	36
Prepaid Expenses and Other Assets	914	504
Deferred Tax Asset, Net of Valuation Allowance of $59,431 and $60,252, respectively	8,834	6,754
Property and Equipment, Net of Accumulated Depreciation of $2,727 and $2,385, respectively	1,952	2,315

TOTAL ASSETS	$48,402	$48,518

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$3,879	$3,644
Due to Broker	—	731
Senior Subordinated Notes	—	10,000
Liability to Selling and Converting Shareholders	9,287	5,642
Deferred Compensation Liability	875	378
Other Liabilities	565	765

TOTAL LIABILITIES	14,606	21,160
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 9,367,659 and 8,633,041 Shares Issued and Outstanding in 2010 and 2009, respectively)	93	86
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 55,012,324 and 55,659,236 Shares Issued and Outstanding in 2010 and 2009, respectively)	—	—
Additional Paid-In Capital	10,836	10,104
Accumulated Deficit	(357)	(1,920)

Total Pzena Investment Mangement, Inc.'s Equity	10,572	8,270

Non-Controlling Interests	23,224	19,088

TOTAL EQUITY	33,796	27,358

TOTAL LIABILITIES AND EQUITY	$48,402	$48,518

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
REVENUE	$77,525	$63,039	$101,404

EXPENSES
Compensation and Benefits Expense	29,548	24,991	25,655
General and Administrative Expenses	8,007	8,261	11,356

TOTAL OPERATING EXPENSES	37,555	33,252	37,011

Operating Income	39,970	29,787	64,393

OTHER INCOME/(EXPENSE)
Interest Income	208	150	889
Dividend Income	128	330	911
Interest Expense	(232)	(1,485)	(3,362)
Net Realized and Unrealized Gain/(Loss) from Investments	395	6,179	(18,245)
Decrease/(Increase) in Liability to Selling and Converting Shareholders	(3,312)	(3,725)	56,200
Other Income/(Expense)	69	152	(708)

Total Other Income/(Expense)	(2,744)	1,601	35,685
Income Before Income Taxes	37,226	31,388	100,078

Income Tax Provision/(Benefit)	741	(1,307)	67,680
Consolidated Net Income	36,485	32,695	32,398

Less: Net Income Attributable to Non-Controlling Interests	32,674	29,326	36,095

Net Income/(Loss) Attributable to Pzena Investment Management, Inc.	$3,811	$3,369	$(3,697)

Net Income/(Loss) for Basic Earnings per Share	$3,811	$3,369	$(3,697)
Basic Earnings/(Loss) per Share	$0.41	$0.41	$(0.60)
Basic Weighted Average Shares Outstanding	9,186,520	8,217,561	6,122,569
Net Income/(Loss) for Diluted Earnings per Share	$22,419	$18,106	$(3,697)
Diluted Earnings/(Loss) per Share	$0.34	$0.28	$(0.60)
Diluted Weighted Average Shares Outstanding	64,985,753	64,853,824	6,122,569
Cash Dividends per Share of Class A Common Stock	$0.24	$—	$0.27

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Consolidated Net Income	$36,485	$32,695	$32,398
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation	432	472	501
Non-Cash Compensation	3,653	2,934	4,952
Director Share Grant	280	280	227
Net Realized and Unrealized (Gain)/Loss from Investments	(395)	(6,179)	18,245
Change in Liability to Selling and Converting Shareholders	3,312	3,725	(56,200)
Deferred Income Taxes	(1,914)	(3,377)	64,592
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(1,897)	228	12,455
Due from Broker	86	(212)	227
Restricted Cash	(17)	(1,407)	—
Prepaid Expenses and Other Assets	(554)	188	1,180
Due to Broker	(731)	852	(4,054)
Accounts Payable, Accrued Expenses, and Other Liabilities	(118)	(1,430)	(3,837)
Purchases of Investments	(5,937)	(12,199)	(35,340)
Proceeds from Sale of Investments	7,360	13,401	29,485

Net Cash Provided by Operating Activities	40,045	29,971	64,831

INVESTING ACTIVITIES
Restricted Cash	4	—	—
Receivable from Related Parties	44	26	3
Purchases of Property and Equipment	(70)	(49)	(86)

Net Cash Used in Investing Activities	(22)	(23)	(83)

FINANCING ACTIVITIES
Distributions to Non-Controlling Interests	(31,525)	(13,540)	(47,441)
Contribution from Shareholder	—	—	172
Contributions from Non-Controlling Interests	4,321	322	7,082
Retirement of B Units	(2)	—	—
Debt Proceeds	—	—	16,000
Term Loan and Senior Subordinated Notes Repayment	(10,000)	(28,000)	(38,000)
Dividends	(2,248)	—	(2,324)

Net Cash Used in Financing Activities	(39,454)	(41,218)	(64,511)

NET CHANGE IN CASH	$569	$(11,270)	$237

CASH AND CASH EQUIVALENTS—Beginning of Year	$15,908	$27,421	$27,184
Effect of Deconsolidation of Affiliates	(96)	(243)	—
Net Change in Cash	569	(11,270)	237

CASH AND CASH EQUIVALENTS—End of Year	$16,381	$15,908	$27,421

Supplementary Cash Flow Information:
In-Kind Distribution to Non-Controlling Interests of Equity Securities, at Fair Value	$—	$8,196	$—

Interest Paid	$232	$1,446	$4,036

Income Taxes Paid	$2,596	$1,867	$3,847

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Non- Controlling Interests	Total
Balance at December 31, 2007	6,111,118	57,937,910	$61	$(2,043)	$61	$16,355	$14,434
Issuance of Class A Common Stock	75,950	—	—	46	—	459	505
Issuance of Class B Common Stock and Amortization of Non-Cash Compensation	—	37,814	—	432	—	4,037	4,469
Net Income/(Loss)	—	—	—	—	(3,697)	36,095	32,398
Contributions from Non-Controlling Interests	—	—	—	172	—	7,082	7,254
Equity Effect of Operating Company
Net Deficit on Non-Controlling Interests	—	—	—	11,143	—	(11,143)	—
Distributions to Non-Controlling Members	—	—	—	—	—	(41,066)	(41,066)
Class A Cash Dividends Paid ($0.27 per share)	—	—	—	—	(1,653)	—	(1,653)

Balance at December 31, 2008	6,187,068	57,975,724	$61	$9,750	$(5,289)	$11,819	$16,341

Unit Conversion	2,445,973	(2,445,973)	25	107	—	(108)	24
Amortization of Non-Cash Compensation	—	51,274	—	337	—	2,218	2,555
Options Exercised	—	78,211	—	—	—	—	—
Net Income	—	—	—	—	3,369	29,326	32,695
Contributions from Non-Controlling Interests	—	—	—	—	—	322	322
Distributions to Non-Controlling Members	—	—	—	(90)	—	(24,489)	(24,579)

Balance at December 31, 2009	8,633,041	55,659,236	$86	$10,104	$(1,920)	$19,088	$27,358

Unit and Option Grant	—	20,134	—	23	—	138	161
Unit Conversion	734,618	(734,618)	7	368	—	(318)	57
Directors' Shares	—	—	—	40	—	240	280
Amortization of Non-Cash Compensation	—	67,572	—	371	—	2,242	2,613
Net Income	—	—	—	—	3,811	32,674	36,485
Contributions from Non-Controlling Interests	—	—	—	—	—	4,321	4,321
Distributions to Non-Controlling Interests	—	—	—	(70)	—	(31,455)	(31,525)
Effect of Deconsolidation of Affiliates	—	—	—	—	—	(3,706)	(3,706)
Class A Cash Dividends Paid ($0.24 per share)	—	—	—	—	(2,248)	—	(2,248)

Balance at December 31, 2010	9,367,659	55,012,324	$93	$10,836	$(357)	$23,224	$33,796

See accompanying notes to consolidated financial statements.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements

Note 1—Organization

        Pzena Investment Management, Inc. (the "Company") functions as the holding company through which the business of its operating company, Pzena Investment Management, LLC (the "operating company"), is conducted. Concurrently with the consummation of the Company's initial public offering on October 30, 2007, the operating agreement of the operating company was amended and restated such that, among other things, the Company became the sole managing member of the operating company. As a result of these transactions: (i) the Company has consolidated the financial results of the operating company with its own, and reflected the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) the Company recognizes income generated from its economic interest in the operating company's net income.

        Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of December 31, 2010, the Company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

        The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following private investment partnership as of December 31, 2010:

Entity	Type of Entity (Date of Formation)	Company's Ownership at December 31, 2010
Pzena Large Cap Value Fund	Massachusetts Business Trust (11/01/2002)	0.0%

        Pursuant to its operating agreement, the operating company will continue until December 31, 2026, unless a terminating event, as defined in the operating agreement, occurs prior to this date. Operating company members are not liable for repayment, satisfaction or discharge of any debts, liabilities or obligations of the operating company, except to the extent of their capital accounts.

Note 2—Significant Accounting Policies

Basis of Presentation:

        The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and related Securities and Exchange Commission ("SEC") rules and regulations. The Company's policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest and variable-interest entities ("VIEs") where the Company is deemed to be the primary beneficiary ("consolidated subsidiaries"). As required by the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC"), the Company also consolidates or consolidated non-variable-interest entities in which it acts as the general partner or managing member. All of these entities represent or represented private investment partnerships over which the Company exercises or exercised control. Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company. All significant inter-company transactions and balances have been eliminated.

        The Pzena Global Value Service and the Pzena Europe, Australasia, and Far East ("EAFE") Value Service are or were limited liability companies whose managing members are or were members of the executive committee of the operating company, or the operating company itself. Until December 31,

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

2009, neither of these entities were considered VIEs, as the members of the executive committee of the operating company and/or the operating company were the majority holders of the equity investments and had controlling financial interests as managing members of the partnerships. Each of these limited liability companies was considered an entity "similar" to a limited partnership, and was thus subject to the guidance of the Consolidation of Partnerships and Similar Entities Subtopic of the FASB ASC. Under each of their respective operating agreements, none of these entities' non-managing members had the ability to remove the managing member under any circumstance, nor did they have any participating rights. As a result, nothing substantive existed to overcome the presumption of control by the managing member, as required by the Consolidation of Partnerships and Similar Entities Subtopic of the FASB ASC. Since the managing members of these entities were either the operating company, or one of the controlling persons of the operating company, their results of operations and financial position had been consolidated through December 30, 2009.

        Effective December 31, 2009, substantially all of the Company's investments in the Pzena Global Value Service and the Pzena EAFE Value Service, held to satisfy the Company's obligations under its deferred compensation program, were reallocated to the Pzena Large Cap Value Fund. Also effective December 31, 2009, the investments of the operating company's executive committee members in the Pzena Global Value Service and the Pzena EAFE Value Service were transferred to a separately-managed account. Since the remaining holders of the equity investments in the partnerships subsequent to these transactions lacked a controlling financial interest in these partnerships, as of December 31, 2009, these entities were deemed VIEs. The Company initially did not consider itself the primary beneficiary of either of these entities. Correspondingly, the Pzena Global Value Service and the Pzena EAFE Value Service were deconsolidated effective December 31, 2009. The results of operations and financial position of each of these entities were consolidated up until December 30, 2009. Subsequent to December 31, 2009, the Company determined that, because of the definitions of related party transactions in the Related Party Disclosures Topic of the FASB ASC, the operating company continued to be the primary beneficiary of the Pzena Global Value Service at December 31, 2009 and 2010. Had the Company continued to consolidate the entity, the impact to the consolidated financial statements would not have been material. During the year ended December 31, 2010, the remaining assets of the Pzena Global Value Service were redeemed and the entity was liquidated.

        The Pzena EAFE Value Service and other VIEs that are not consolidated continue to receive investment management services from the Company, and are vehicles through which the Company offers its Global Value and/or its EAFE Value strategies. The total net assets of these VIEs was approximately $515.6 million and $522.1 million at December 31, 2010 and 2009, respectively. The Company is not exposed to losses as a result of its involvement with these entities, since it has no direct investment in them.

        During the three months ended June 30, 2010, the Company redeemed its investments in the Pzena Large Cap Value Fund, the Pzena Emerging Markets Focused Value Service, and the Pzena Emerging Market Countries Value Service. The operating company maintained its controlling financial interest in each of these entities, since it continued to serve as the managing member of each of these entities. Correspondingly, these entities were deemed VIEs. After the Company redeemed its investments in these entities, certain members of the operating company's executive committee became majority holders of the equity investments in the partnerships, and, therefore, the Company continued to be considered the primary beneficiary of these entities. As such, the results of operations and

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

financial position of these entities continued to be consolidated by the Company at June 30, 2010, in accordance with the Consolidation Topic of the FASB ASC.

        During the three months ended September 30, 2010, the holder of the equity investments in the Pzena Emerging Markets Focused Value Service and the Pzena Emerging Market Countries Value Service became the managing member of these entities. This appointment gave the holder of the equity investments a controlling financial interest in these entities. Correspondingly, the Company was no longer deemed to control these entities. Each of these limited liability companies is considered an entity "similar" to a limited partnership, and is subject to the guidance of the Consolidation of Partnerships and Similar Entities Subtopic of the FASB ASC. As a result, the Pzena Emerging Markets Focused Value Service and the Pzena Emerging Market Countries Value Service were deconsolidated at August 31, 2010.

        The Company's investments previously held in the Pzena Large Cap Value Fund to satisfy the Company's obligations under its deferred compensation program have been transferred to third-party mutual funds, and are included in investments, at fair value, at December 31, 2010.

        During the year ended December 31, 2008, the Pzena Large Cap Value Fund II, the Pzena Emerging Markets Value Service, the Pzena Mega Cap Value Fund, and Pzena Value Partners were closed. The results of operations and financial position of each of these entities were consolidated until the dates of their respective liquidations.

        The Pzena Large Cap Value Fund, the remaining consolidated investment partnership at December 31, 2010, and all previously consolidated investment partnerships, are or were investment companies under the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide for Investment Companies. The Company has retained the specialized accounting for these partnerships pursuant to the Consolidation of Partnerships and Similar Entities Subtopic of the FASB ASC. Thus, the Company reports the investment partnerships' investments in equity securities at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

        The Company records in its own equity account its pro-rata share of transactions that impact the operating company's net equity, including unit and unit option issuances, and adjustments to accumulated other comprehensive income. The operating company's pro-rata share of such transactions is recorded as an adjustment to additional paid-in capital or non-controlling interests, as applicable, on the consolidated statements of financial position.

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

Fair Values of Financial Instruments:

        The carrying amounts of all financial instruments in the consolidated statements of financial condition approximate their fair value.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

Revenue Recognition:

        Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided. Advisory fee income includes management fees that are calculated based on percentages of assets under management ("AUM"), generally billed quarterly, either in arrears or advance, depending on their contractual terms. Advisory fee income also includes incentive fees that may be earned by the Company depending on the investment return of the assets under management. Incentive fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark. The Company's participation percentage in such return differentials is then multiplied by AUM to determine the incentive fees earned. In general, returns are calculated on an annualized basis over the contract's measurement period, which usually extend to three years. Incentive fees are generally payable annually. Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, such incentive fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved. For the year ended December 31, 2010, the Company recognized approximately $0.5 million in incentive fee income. The Company recognized no such incentive fee income for the years ended December 31, 2009 and 2008.

Earnings per Share:

        Basic earnings per share is computed by dividing the Company's net income or loss attributable to the Company's common stockholders by the weighted average number of shares outstanding during the reporting period. Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding operating company membership units, as well as outstanding operating company options and phantom units, to the extent they would have a dilutive effect on net income per share for the reporting period. Net income or loss for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company's effective tax rate, exclusive of adjustments associated with both the valuation allowance and the liability to selling and converting shareholders. When this conversion results in an increase in earnings per share or a decrease in loss per share, diluted net income and diluted earnings per share are assumed to be equal to basic net income and basic earnings per share for the reporting period.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

        For the years ended December 31, 2010, 2009, and 2008, the Company's diluted net income was determined as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Non-Controlling Interest of Pzena Investment Management, LLC	$32,445	$25,786	$45,857
Less: Assumed Corporate Income Taxes	13,837	11,049	19,650

Assumed After-Tax Income of Pzena Investment Management, LLC	$18,608	$14,737	$26,207

Assumed After-Tax Income of Pzena Investment Management, LLC(1)	$18,608	$14,737	$—
Net Income of Pzena Investment Management, Inc.	3,811	3,369	(3,697)

Diluted Net Income/(Loss)	$22,419	$18,106	$(3,697)

(1)
As the additional assumed incremental income results in a reduction of a per share loss in 2008, the assumed effects of this conversion are excluded from the calculation of diluted loss per share.

        For the years ended December 31, 2010, 2009, and 2008, the following units and options were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for the year:

	For the Year Ended December 31,
	2010	2009	2008
Operating Company Units	—	—	57,975,724
Options to Purchase Operating Company Units	1,655,226	1,620,606	3,153,122
Options to Purchase Shares of Class A Common Stock	961,750	961,750
Phantom Operating Company Units	—	—	153,829

Total	2,616,976	2,582,356	61,282,675

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

        For the years ended December 31, 2010, 2009, and 2008, the Company's basic and diluted earnings per share were determined as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands, except share and per-share amounts)

Net Income/(Loss) for Basic Earnings per Share	$3,811	$3,369	$(3,697)

Basic Weighted Average Shares Outstanding	9,186,520	8,217,561	6,122,569
Basic Earnings/(Loss) per Share	$0.41	$0.41	$(0.60)

Net Income/(Loss) for Diluted Earnings per Share	$22,419	$18,106	$(3,697)

Basic Weighted Average Shares Outstanding	9,186,520	8,217,561	6,122,569
Dilutive Effect of Operating Company Units(1)	55,113,358	56,006,730	—
Dilutive Effect of Phantom Units(1)	27,468	57,245	—
Dilutive Effect of Operating Company Options	658,407	572,288	—

Diluted Weighted Average Shares Outstanding	64,985,753	64,853,824	6,122,569

Diluted Earnings/(Loss) per Share	$0.34	$0.28	$(0.60)

(1)
As the additional assumed incremental units resulted in a reduction of a per share loss in 2008, the assumed effects of this conversion have been excluded from the calculation of diluted loss per share.

Cash and Cash Equivalents:

        At December 31, 2010, cash and cash equivalents was $16.4 million. The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposit and other accounts whose balances, at times, exceed federally insured limits.

        Interest on cash and cash equivalents is recorded as interest income on an accrual basis on the consolidated statements of operations.

Restricted Cash:

        The Company maintains a compensating balance of $1.4 million at December 31, 2010 as collateral for a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company's lease for its New York office space. No compensating balance was required to be maintained for the letter of credit previously issued under the Company's former credit agreement (the "Credit Agreement"), as further described in Note 8, Debt. Such amounts are recorded in restricted cash on the consolidated statements of financial condition.

Due to/from Broker:

        Due to/from broker consists primarily of cash balances and amounts receivable/payable for unsettled securities transactions held/initiated at the clearing brokers of the Company's consolidated investment partnerships.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

Investments, at Fair Value:

        Investments, at fair value represents the securities held by the Company and its consolidated investment partnerships, as well as investments in mutual funds. All such investments are recorded at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

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

        The Company's fair value measurements relate to its investments in equity securities, which are primarily exchange-traded securities with quoted prices in active markets, and its investments in mutual funds. The fair value measurements of the equity securities and mutual funds have been classified as Level 1.

        The following table presents these instruments' fair value at December 31, 2010:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$842	$—	$—
Mutual Funds	2,481	—	—

Total Fair Value	$3,323	$—	$—

        The following table presents these instruments' fair value at December 31, 2009:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$7,951	$—	$—

Total Fair Value	$7,951	$—	$—

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

Securities Valuation:

        Investments in equity securities and mutual funds which are traded on a national securities exchange are carried at fair value based on the last reported price on the valuation date. If no reported equity sales occurred on the valuation date, equity investments are valued at the bid price. Transactions are recorded on the trade date.

        The net realized gain or loss on sales of securities and mutual funds is determined on a specific identification basis and is included in net realized and unrealized gain/(loss) from investments in the consolidated statements of operations.

Concentrations of Credit Risk:

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from brokers, and advisory fees receivable. The Company maintains its cash and temporary cash investments in bank deposits and other accounts whose balances, at times, exceed federally insured limits.

        The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions. For the years ended December 31, 2010, 2009, and 2008, approximately 9.8%, 11.1%, and 13.9%, respectively, of the Company's advisory fees were generated from an advisory agreement with one client. At December 31, 2010 and 2009, no allowance for doubtful accounts has been deemed necessary.

Financial Instruments:

        On February 28, 2008, the operating company entered into an interest rate swap agreement to manage its exposure to changes in interest rates associated with the Credit Agreement discussed in Note 8, Debt. This interest rate swap was subsequently unwound in conjunction with the termination of the Credit Agreement in September 2009. The Company originally designated the interest rate swap agreement as a cash flow hedge of the Credit Agreement. As required by the Derivatives and Hedging Topic of the FASB ASC, the Company's pro-rata share of the changes in the fair value of this agreement was recorded as a component of accumulated other comprehensive income.

        During the year ended December 31, 2008, the Company changed the designation of its swap agreement from a cash flow hedge to a trading derivative. Accordingly, the Company reclassified the cumulative changes in fair value related to this swap from accumulated other comprehensive income to other income/(expense). The Company recorded all subsequent changes to the swap's fair value as a component of other income/(expense). For the years ended December 31, 2009 and 2008, the Company recognized approximately $0.1 million in other income and $0.8 million in other expense, respectively, associated with these adjustments.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

        The following table summarizes the impact of the Company's derivative financial instruments on its results of operations for the years ended December 31, 2009 and 2008:

		Amount of Income/(Expense) Recognized In Income/(Expense) on Derivative
Derivatives Not Accounted For As Hedging Instruments Under the Derivatives and Hedging Topic of the FASB ASC	Statement of Operations Account
		2009	2008
		(in thousands)

Interest Rate Contracts	Other Income/(Expense)	$88	$(803)

Total		$88	$(803)

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

Income Taxes:

        The Company is a "C" corporation under the Internal Revenue Code, and thus liable for federal, state, and local taxes on the income derived from its economic interest in its operating company. The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. It has not made a provision for federal or state income taxes because it is the individual responsibility of each of the operating company's members (including the Company) to separately report their proportionate share of the operating company's taxable income or loss. Similarly, the income of the Company's consolidated investment partnerships is not subject to income taxes, since it is allocated to each partnership's individual members. The operating company has made a provision for New York City Unincorporated Business Tax ("UBT").

        The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized. At December 31, 2010, the Company had a $59.4 million valuation allowance against the deferred tax asset recorded as part of the Company's initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock. At December 31, 2009, the Company had a $60.3 million valuation allowance against this deferred tax asset. The income tax provision, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

deferred tax liabilities as a component of other liabilities on the consolidated statements of financial condition.

Foreign Currency:

        Investment securities and other assets and liabilities denominated in foreign currencies are remeasured into U.S. dollar amounts at the date of valuation. Purchases and sales of investment securities, and income and expense items denominated in foreign currencies, are remeasured into U.S. dollar amounts on the respective dates of such transactions.

        The Company does not isolate the portion of the results of its operations resulting from the impact of changes in foreign exchange rates on its investments, from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included in the realized and unrealized gain/(loss), net on equity securities in the consolidated statements of operations.

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

        The functional currency of the Company is the United States Dollar. The functional currency of the Company's representative office in Australia is the Australian Dollar. Assets and liabilities of this office are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. Any resulting unrealized cumulative translation adjustment is recorded net of taxes as a component of accumulated other comprehensive income in equity.

Recent Accounting Developments

Variable-Interest Entities

        In June 2009, the FASB issued a new standard that requires an enterprise to perform a qualitative analysis to determine whether its variable-interests give it a controlling financial interest in a VIE. Under the standard, an enterprise has a controlling financial interest when it has: (i) the power to direct the activities of a VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses of the entity, or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise that holds a substantive interest and a controlling financial interest in a VIE is deemed to be the primary beneficiary of the VIE, and is required to consolidate the VIE. The standard also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a VIE, and additional disclosures about an enterprise's involvement in VIEs, and any significant changes in risk exposure due to that involvement. The standard was effective for fiscal years beginning after November 15, 2009. In November 2009, the FASB issued a proposed standard update, which defers the consolidation criteria requirements of this new standard for assets managers' interests in entities that apply the specialized accounting guidance for investment companies, or that have the attributes of investment companies. In February 2010, the FASB issued further guidance which provides a limited scope deferral of the standard for a reporting

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies (Continued)

entity's interest in an entity that meets all of the following conditions: (i) the entity has all the attributes of an investment company as defined under the AICPA Audit and Accounting Guide for Investment Companies, or does not have all the attributes of an investment company, but is an entity for which it is acceptable, based on industry practice, to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide for Investment Companies; (ii) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity; and (iii) the entity is not a securitization entity, asset-backed financing entity, or an entity that was formerly considered a qualifying special-purpose entity. The reporting entity is required to perform a consolidation analysis for entities that qualify for the deferral, in accordance with previously issued guidance on VIEs. The Company has evaluated the deferral guidelines and determined that the standard is applicable for the Company's investment in its operating company, but that the Company meets the criteria for deferral provided in this standard for its VIEs. The Company adopted the updated guidance on January 1, 2010, and it had no impact on the Company's consolidated financial statements. The Company is monitoring future guidance for updates on the treatment of its interests in its VIEs.

Note 3—Property and Equipment

        Property and equipment, net, is comprised of the following:

	As of December 31,
	2010	2009
	(in thousands)
Leasehold Improvements	$2,145	$2,145
Furniture and Fixtures	1,164	1,163
Computer Hardware	887	948
Office Equipment	271	243
Computer Software	212	201

Total	4,679	4,700
Less: Accumulated Depreciation and Amortization	(2,727)	(2,385)

Total	$1,952	$2,315

        Depreciation is included in general and administrative expenses and totaled $0.4 million, $0.5 million, and $0.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 4—Related Party Transactions

        For the years ended December 31, 2010, 2009, and 2008, the Company earned $4.2 million, $3.9 million, and $6.4 million, respectively, in investment advisory fees from unconsolidated entities for which it acts as the investment manager.

        At both December 31, 2010 and 2009, the Company had less than $0.1 million remaining of an advance to an international investment company for organization and start-up costs, which is included in receivable from related parties on the consolidated statements of financial condition. The Company is the sponsor and investment manager of this entity.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Related Party Transactions (Continued)

        At each of December 31, 2010 and 2009, receivables from related parties included less than $0.1 million of loans to employees. Some of the loans were in the form of forgivable promissory notes, which were amortized through compensation expense pursuant to their terms. For the year ended December 31, 2010, less than $0.1 million of such amortization was recognized as compensation and benefits expense. For the years ended December 31, 2009 and 2008, $0.1 million, and $0.2 million, respectively, of such amortization was recognized as compensation and benefits expense.

        The operating company manages the personal funds of certain of its employees, including the CEO and two Presidents, pursuant to investment management agreements in which it has waived it regular advisory fees. Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the Company, but are generally not subject to the same minimum investment levels that are required of outside investors. In addition, the operating company manages the personal funds of some of its employees' family members at reduced advisory fee rates. In 2010, the aggregate value of the fees that the Company waived was approximately $0.2 million with respect to accounts benefically owned by a private fund in which certain of the Company's executive officers invest.

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

        On October 28, 2008, the operating company issued an aggregate of $16.0 million principal amount of Senior Subordinated Notes to entities established by Richard S. Pzena, the Company's Chief Executive Officer, for the benefit of certain of his family members, an entity controlled by a Company Director, and a former employee. The Notes were repaid in full during the year ended December 31, 2010.

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

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5—Commitments and Contingencies (Continued)

        Lease expenses for the years ended December 31, 2010, 2009, and 2008 were each $2.0 million, and are included in general and administrative expense. Future minimum lease payments are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2011	$2,074
2012	2,099
2013	2,099
2014	2,099
2015	1,748

Total	$10,119

Note 6—Retirement Plan

        Prior to 2009, the Company maintained a defined contribution pension plan which covered substantially all members and employees. The Company made contributions to the plan at the discretion of management. Under the terms of the plan, all such contributions vested immediately. The expense associated with this plan for the year ended December 31, 2008 was $1.3 million. This expense is included in compensation and benefits expense in the consolidated statements of operations.

Note 7—Compensation and Benefits

        Compensation and benefits expense to employees and members is comprised of the following:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash Compensation and Other Benefits	$25,895	$22,057	$20,703
Other Non-Cash Compensation	3,653	2,934	4,952

Total Compensation and Benefits Expense	$29,548	$24,991	$25,655

        For the year ended December 31, 2010, the operating company granted 42,411 options to purchase units in the operating company pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan (the "PIM LLC 2006 Equity Incentive Plan"). For the year ended December 31, 2009, the operating company granted 665,750 options to purchase units in the operating company pursuant to the PIM LLC 2006 Equity Incentive Plan, and 961,750 options to purchase shares of Class A common stock pursuant to the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (the "2007 Equity Incentive Plan"). For the year ended December 31, 2008, the operating company granted 2,644,812 options to purchase units in the operating company pursuant to the PIM LLC 2006 Equity Incentive Plan. All of these options have varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance. The Company determined that the total grant-date fair values of the options awarded in 2010, 2009, and 2008 were $0.1 million, $5.4 million, and $5.0 million, respectively, using the Black-Scholes option pricing model.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Compensation and Benefits (Continued)

For the years ended December 31, 2010, 2009, and 2008, the Company recognized approximately $2.1 million, $2.1 million, and $4.2 million, respectively, in compensation and benefits expense associated with the amortization of these awards.

        For the year ended December 31, 2010, the operating company granted 183,920 restricted Class B units to certain members pursuant to the PIM LLC 2006 Equity Incentive Plan. The operating company granted 30,000 and 13,000 such restricted units for the years ended December 31, 2009 and 2008, respectively. These units have varying vesting schedules and were issued at prices equal to the assessed fair market value per unit at the time of award issuance. The total grant-date fair value of the units awarded for the year ended December 31, 2010 was $1.4 million, and less than $0.1 million, respectively, for the years ended December 31, 2009 and 2008. The amortization of these awards was $0.3 million for the year ended December 31, 2010, $0.1 million for the year ended December 31, 2009, and not material for the year ended December 31, 2008.

        At December 31, 2010, the Company had $0.5 million in delayed-vesting cash awards issued to certain members. These awards will vest ratably over 2011 and 2012.

        Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the "Bonus Plan"), which became effective January 1, 2007, was amended and restated as of October 30, 2007, and was further amended as of October 31, 2008, eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred. Amounts deferred may be credited to an investment account, take the form of phantom Class B units, or be invested in money market funds at the employee's discretion, and vest ratably over four years. At December 31, 2010 and 2009, approximately $2.2 million and $1.6 million, respectively, in such compensation was deferred. At December 31, 2008, no such compensation was deferred. For the year ended December 31, 2010 and 2009, the liability associated with deferred compensation investment accounts was approximately $0.9 million and $0.4 million, respectively, and has been included as a component of other liabilities on the consolidated statements of financial condition. For the years ended December 31, 2010, 2009, and 2008, the Company recognized approximately $1.3 million, $0.7 million, and $0.6 million, respectively, in compensation and benefits expense associated with the amortization of all deferred compensation awards.

        As of December 31, 2010, the Company had approximately $4.5 million in unrecorded compensation expense related to phantom operating company units issued pursuant to its deferred compensation plan, and option grants and operating company unit grants issued under the Company's equity incentive plans. The Company anticipates that the amortization of these amounts will be approximately $3.3 million in 2011, $0.9 million in 2012, $0.2 million in 2013, and $0.1 million in 2014.

Note 8—Debt

        During the year ended December 31, 2009, the Company repaid the remaining $22.0 million of the principal amount outstanding under its term loan, and terminated the related Credit Agreement. Concurrently with the termination of this term loan and the Credit Agreement, the security interest previously granted to the lender in the accounts receivable of the Company was released in September 2009. Prior to the full repayment of the term loan, the Company made an amortization payment on the term loan using the proceeds from the issuance by the operating company of an aggregate of $16.0 million principal amount of Senior Subordinated Notes (the "Notes"), described above in Note 4, Related Parties. The Notes were repaid in full during the year ended December 31, 2010.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Interest Rate Swap

        The Company manages its exposure to changes in market rates of interest. The Company's use of derivative instruments was limited to an interest rate swap used to manage the interest rate exposure related to the former Credit Agreement, referenced above, which was terminated in September 2009. The counterparty to this agreement was a major financial institution. The interest rate swap was unwound in conjunction with the termination of the Credit Agreement.

        During the year ended December 31, 2008, the operating company entered into the interest rate swap agreement, whose notional value equaled the principal amount borrowed under the Credit Agreement. The swap obligated the operating company to pay a 2.825% fixed rate of interest on the notional amount and required the counterparty to pay the operating company a floating interest rate based on the monthly LIBOR interest rate. The spread on the Credit Agreement was in addition to these amounts.

        During the year ended December 31, 2008, the Company changed the designation of its swap agreement from a cash flow hedge to a trading derivative. Accordingly, the Company reclassified the cumulative changes in fair value related to this swap from accumulated other comprehensive income to other income/(expense). The Company recorded all subsequent changes to the swap's fair value as a component of other income/(expense). For the years ended December 31, 2009 and 2008, the Company recognized approximately $0.1 million in other income and $0.8 million in other expense, respectively, associated with the change in fair value of the swap agreement.

        Concurrent with the reductions in the principal amount outstanding under the Credit Agreement in 2008, the Company reduced the notional amount of its interest rate swap. The amounts paid to the counterparty in exchange for these reductions were approximately $0.1 million. During 2009, the Company similarly reduced the notional amount of its interest rate swap consistent with reductions in the principal amount outstanding under the Credit Agreement. The total amount paid to the counterparty in exchange for these reductions was $0.5 million for the year ended December 31, 2009.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

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

        The components of the provision for income taxes are as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)

Current Provision:
Unincorporated Business Taxes	$2,655	$2,070	$3,114
Local Corporate Tax	—	—	(3)
State Corporate Tax	—	—	(2)
Federal Corporate Tax	—	—	(20)

Total Current Provision	$2,655	$2,070	$3,089

Deferred Provision:
Unincorporated Business Taxes	$(224)	$(221)	$(197)
Local Corporate Tax	245	177	222
State Corporate Tax	467	339	418
Federal Corporate Tax	1,605	1,164	1,439

Total Deferred Provision	$2,093	$1,459	$1,882

Change in Valuation Allowance	(4,007)	(4,836)	62,709

Total Income Tax Provision/(Benefit)	$741	$(1,307)	$67,680

        For the years ended December 31, 2010, 2009, and 2008, the Company's taxable income was determined as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)

Income Before Taxes	$37,226	$31,388	$100,078
Unincorporated Business Taxes	(2,431)	(1,849)	(2,917)
Non-Controlling Interests	(32,674)	(29,326)	(36,095)

Income Before Corporate Income Taxes	$2,121	$213	$61,066

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10—Income Taxes (Continued)

        Differences between the provision for corporate income taxes reported for financial reporting purposes, and that computed based upon the application of the statutory U.S. Federal, state, and local tax rates to the reported income/(loss) before income taxes for the years ended December 31, 2010, 2009, and 2008, were as follows:

	December 31, 2010		December 31, 2009		December 31, 2008
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(in thousands)		(in thousands)		(in thousands)

Federal Corporate Tax	$721	34.0%	$72	34.0%	$20,765	34.0%
State and Local Corporate Tax, net of Federal Benefit	470	22.2%	341	159.9%	422	0.7%
Increase/(Decrease) in Liability to Selling and Converting Shareholders	1,126	53.1%	1,267	594.6%	(19,108)	(31.3)%
Deferred Income Tax Valuation Allowance	(4,007)	(189.0)%	(4,836)	(2,269.9)%	62,709	102.7%
Other	—	0.0%	—	0.0%	(25)	0.0%

Provision/(Benefit) for Corporate Income Taxes	$(1,690)	(79.7)%	$(3,156)	1,481.4%	$64,763	106.1%

        The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements. It is the Company's policy to recognize accrued interest, and penalties associated with uncertain tax positions, as part of the tax provision. For the years ended December 31, 2010, 2009, and 2008, no such expenses were recognized. As of December 31, 2010 and 2009, no such accruals were recorded.

        The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2007. All tax years subsequent to, and including, 2007 are considered open and subject to examination by tax authorities.

        As a result of the Company's acquisition of membership units in conjunction with the initial public offering, the operating company was required to become an accrual basis taxpayer. Pursuant to Section 481 of the Internal Revenue Code, the cumulative difference between the cash and accrual methods of taxpaying are amortizable over four years. These differences generated approximately $0.2 million in deferred tax liabilities as of December 31, 2009. This amount is recorded in other liabilities in the consolidated statements of financial condition. No such liability was recorded as of December 31, 2010.

        The acquisition of the operating company membership units noted above has allowed the Company to make an election under Section 754 of the Internal Revenue Code ("Section 754") to step up its tax basis in the net assets acquired. This step up is deductible for tax purposes over a 15-year period. Based on the net proceeds of the initial public offering and tax basis of the operating company, this election gave rise to a deferred tax asset of approximately $68.7 million.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10—Income Taxes (Continued)

        Pursuant to a tax receivable agreement signed between the members of the operating company and the Company, 85% of the cash savings generated by this election will be distributed to the selling and converting shareholders upon the realization of this benefit.

        If we exercise our right to terminate the tax receivable agreement early, we will be obligated to make an early termination payment to the selling and converting shareholders, based upon the net present value (based upon certain assumptions and deemed events set forth in the tax receivable agreement) of all payments that would be required to be paid by us under the tax receivable agreement. If certain change of control events were to occur, we would be obligated to make an early termination payment.

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

        In October 2008, the selling shareholders agreed to a two-year waiver of any payments that the Company would be required to make to them for the 2008 and 2009 tax years pursuant to the tax receivable agreement. For the year ended December 31, 2008, the Company recognized approximately $2.9 million in other income associated with this waiver.

        As discussed further in Note 14, Shareholders' Equity, below, on March 31, 2010 and March 3, 2009, certain of the operating company's members exchanged an aggregate of 734,618 and 2,445,973, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock. In each instance, the Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754. Based on the exchange-date fair values of the Company's common stock and the tax basis of the operating company, on each such date, this election gave rise to a $3.6 million deferred tax asset and a corresponding $3.0 million liability to converting shareholders on

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10—Income Taxes (Continued)

March 31, 2010, and a $2.5 million deferred tax asset and a corresponding $2.2 million liability to converting shareholders on March 3, 2009. The Company assessed the realizability of the deferred tax asset associated with each of these exchanges and determined that a portion of their benefits would go unutilized. Consequently, at March 31, 2010 and March 3, 2009, the Company established valuation allowances of $3.2 million and $2.4 million, respectively, to reduce the deferred tax asset to an amount more likely than not to be realized, at each date. These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years. The Company similarly reduced the associated liability to selling and converting shareholders by $2.7 million and $2.0 million at March 31, 2010 and March 3, 2009, respectively, to reflect this change in the estimated realization of the asset. As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

        During the years ended December 31, 2010 and 2009, the Company's valuation allowance was reduced by approximately $4.0 million and $4.8 million, respectively, due to revised estimates of future taxable income. To reflect this change in the estimated realization of the asset, the Company correspondingly increased its liability to selling and converting shareholders by $3.3 million and $3.7 million, respectively, for the years ended December 31, 2010 and 2009. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax provision and other expense, respectively, on the consolidated statements of operations. As of December 31, 2010 and 2009, the net values of all deferred tax assets were approximately $8.8 million and $6.8 million, respectively.

        The change in the Company's net deferred tax assets for the year ended December 31, 2010 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)

Balance at December 31, 2009	$65,006	$2,001	$(60,253)	$6,754
Deferred Tax Expense	(3,115)	796	—	(2,319)
Unit Conversion	3,577	—	(3,185)	392
Change in Valuation Allowance	—	—	4,007	4,007

Balance at December 31, 2010	$65,468	$2,797	$(59,431)	$8,834

        The change in the Company's net deferred tax assets for the year ended December 31, 2009 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)

Balance at December 31, 2008	$65,368	$785	$(62,709)	$3,444
Deferred Tax Expense	(2,893)	1,216	—	(1,677)
Unit Conversion	2,531	—	(2,380)	151
Change in Valuation Allowance	—	—	4,836	4,836

Balance at December 31, 2009	$65,006	$2,001	$(60,253)	$6,754

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10—Income Taxes (Continued)

        As of December 31, 2010 and 2009, the net values of the liability to selling and converting shareholders were approximately $9.3 million and $5.6 million, respectively. The change in the Company's liability to selling and converting shareholders for the years ended December 31, 2010 and 2009 is summarized as follows:

	For the Year Ended December 31,
	2010	2009
	(in thousands)

Beginning Balance	$5,642	$1,788
Unit Conversion	333	129
Change in Liability	3,312	3,725

Ending Balance	$9,287	$5,642

Note 11—Investments, at Fair Value

        Investments, at fair value consisted of the following at December 31, 2010:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)

Equity Securities	$736	$106	$842
Mutual Funds	2,043	438	2,481

Total	$2,779	$544	$3,323

        Investments, at fair value consisted of the following at December 31, 2009:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)

Equity Securities	$7,321	$630	$7,951

Note 12—Non-Controlling Interests

        Non-controlling interests in the operations of the Company's operating company and consolidated subsidiaries are comprised of the following:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$32,445	$25,786	$45,857
Non-Controlling Interest of Consolidated Subsidiaries	229	3,540	(9,762)

Non-Controlling Interests	$32,674	$29,326	$36,095

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Members' Equity Interests of Operating Company

        For the year ended December 31, 2010, the operating company granted 42,411 options to purchase units in the operating company pursuant to the PIM LLC 2006 Equity Incentive Plan. For the year ended December 31, 2009, the operating company granted 665,750 options to purchase units in the operating company pursuant to the PIM LLC 2006 Equity Incentive Plan, and 961,750 options to purchase shares of Class A common stock pursuant to the 2007 Equity Incentive Plan. For the year ended December 31, 2008, the operating company granted 2,644,812 options to purchase units in the operating company pursuant to the PIM LLC 2006 Equity Incentive Plan. The options granted in 2010, 2009, and 2008 had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit and per share at the time of award issuance. The Company determined that the total grant-date fair values of the options awarded in 2010, 2009 and 2008 were $0.1 million, $5.4 million, and $5.0 million, respectively, using the Black-Scholes option pricing model. For the years ended December 31, 2010, 2009, and 2008, the Company recognized approximately $2.1 million, $2.1 million, and $4.2 million, respectively, in compensation expense using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2010	2009	2008

Weighted Average Time Until Exercise	7 years	7 years	7 years
Volatility	39%	39%	36%
Risk Free Rate	2.69%	3.18%	2.19%
Dividend Yield	3.56%	1.00%	0.65%

        Weighted Average Time Until Exercise — The expected term is based on the Company's historical experience and the particular terms of its option awards.

        Expected Volatility — Due to the lack of sufficient historical data for the Company's own shares, the Company based its expected volatility on a representative peer group that took into account the criteria outlined in the Stock Compensation Topic of the FASB ASC.

        Risk free rate — The risk-free rate for periods within the expected term of the options is based on the interest rate of a traded zero-coupon U.S. Treasury bond with a term equal to the options' expected term on the date of grant.

        Dividend yield — The dividend yield is based on the Company's anticipated dividend payout over the expected term of the option awards.

        For the years ended December 31, 2010, 2009, and 2008, the operating company granted 183,920, 30,000, and 13,000, respectively, restricted Class B units to certain members pursuant to the PIM LLC 2006 Equity Incentive Plan.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Members' Equity Interests of Operating Company (Continued)

        Phantom Class B Units, which generally vest ratably over four years, issued by the Company as part of the Bonus Plan are summarized as follows:

	For the Year Ended December 31,
	2010	2009	2008
Beginning Balance	102,555	153,829	—
Phantom Units Issued	40,000	—	89,826
Transfers to Phantom Units	—	—	88,817
Vesting of Phantom Units	(61,272)	(51,274)	(24,814)

Ending Balance	81,283	102,555	153,829

        Exercise prices for stock options outstanding and exercisable as of December 31, 2010 are as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding as of December 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$4.22 - $5.00	1,991,312	8.0	$4.22	1,991,312	8.0	$4.22
$5.00 - $10.00	1,668,911	9.0	7.99	1,088,078	9.0	8.00
$10.00 - $15.00	801,810	6.6	12.35	690,935	6.4	12.71
$15.00 - $18.00	150,000	6.8	18.00	150,000	6.8	18.00

$4.22 - $18.00	4,612,033	8.1	$7.45	3,810,867	8.0	$7.14

        The following is a summary of the option activity for the three years ended December 31, 2010:

	Options Outstanding	Weighted Average Exercise Price
Balance, at December 31, 2007	508,310	$14.85
Options Granted	2,644,812	5.43
Options Cancelled	—	—
Options Exercised	—	—

Balance, at December 31, 2008	3,153,122	$6.95
Options Granted	1,627,500	8.00
Options Cancelled	—	—
Options Exercised	(200,000)	4.22

Balance, at December 31, 2009	4,580,622	$7.44
Options Granted	42,411	7.58
Options Cancelled	(11,000)	6.20
Options Exercised	—	—

Balance, at December 31, 2010	4,612,033	$7.45

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Members' Equity Interests of Operating Company (Continued)

        The weighted average grant date fair values of the options issued in 2010, 2009, and 2008 were $2.22, $3.29, and $1.91, respectively, per option. The 200,000 options to acquire Class B units that were exercised in 2009 resulted in 78,211 net Class B units issued, as a result of the redemption of 121,789 Class B units for the cashless exercise of the options.

        Based on the closing market price of our Class A common stock on December 31, 2010, the aggregate intrinsic value of the Company's stock options was as follows:

	Options Outstanding	Options Exercisable
	(in thousands)

Aggregate Intrinsic Value	$6,239	$6,239

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

Note 14—Shareholders' Equity

        The Company functions as the holding company through which the business of its operating company is conducted. Concurrently with the consummation of the Company's initial public offering on October 30, 2007, the operating agreement of the operating company was amended and restated such that, among other things, the Company became the sole managing member of the operating company. As a result of these transactions: (i) the Company has consolidated the financial results of the operating company with its own and reflected the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) the Company recognizes income generated from its economic interest in the operating company's net income. Additionally, the Class B units of the operating company that the Company acquired were reclassified as Class A units of the operating company and the holders of the remaining outstanding Class B units of the operating company were reclassified as Class B units of the operating company. Class A and Class B units of the operating company have the same economic rights per unit. As of December 31, 2010, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 14.5% and 85.5%, respectively, of the economic interests in the operations of the business. As of December 31, 2009, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 13.4% and 86.6%, respectively, of the economic interests in the operations of the business.

        Each Class B unit of the operating company has a corresponding share of the Company's Class B common stock, par value $0.000001 per share, that was issued in exchange for payment of this par value. Each share of the Company's Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of the Company's common stock outstanding. From this time and thereafter,

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 14—Shareholders' Equity (Continued)

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

        All holders of the Company's Class B common stock have entered into a stockholders' agreement, pursuant to which they agreed to vote all shares of Class B common stock then held by them, and acquired in the future, together on all matters submitted to a vote of the common stockholders.

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

        On March 31, 2010, and March 3, 2009, certain of the operating company's members exchanged an aggregate of 734,618 and 2,445,973, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock. These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

        The incremental assets and liabilities assumed in the exchanges were recorded on March 31, 2010 and March 3, 2009 as follows:

	March 31, 2010	March 3, 2009
	(in thousands)
Pzena Investment Management, LLC Members' Capital	$10,140	$33,788
Pzena Investment Management, LLC Accumulated Deficit	(9,824)	(33,679)
Realizable Deferred Tax Asset	391	152
Net Tax Receivable Liability to Converting Unitholders	(332)	(129)

Total	$375	$132

Common Stock, at Par	$7	$25
Additional Paid-in Capital	368	107

Total	$375	$132

        On August 6, 2009, a net amount of 78,211 options to purchase Class B units were exercised.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 15—Quarterly Results of Operations (unaudited)

        Unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 are summarized below:

	For the Quarter Ended
	2010
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts)
	(unaudited)
Total Revenue	$20,505	$18,482	$19,388	$19,150

Operating Income	10,903	9,270	9,956	9,841

Net Income	$1,135	$1,219	$473	$984

Basic Earnings Per Share	$0.12	$0.13	$0.05	$0.11
Diluted Earnings Per Share	$0.10	$0.09	$0.05	$0.09

	For the Quarter Ended
	2009
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts)
	(unaudited)
Total Revenue	$18,323	$16,813	$14,232	$13,671

Operating Income	9,656	8,677	6,276	5,178

Net Income	$634	$1,432	$821	$482

Basic Earnings Per Share	$0.07	$0.17	$0.10	$0.07
Diluted Earnings Per Share	$0.07	$0.09	$0.07	$0.04

Note 16—Subsequent Events

        As required by the Subsequent Events Topic of the FASB ASC, the Company evaluated subsequent events through the issuance date of its financial statements.

        On February 14, 2011, the Company filed a Form S-3 registration statement, which has not yet been declared effective, in order to register the issuance of up to an additional 4,098,774 shares of its Class A common stock upon the exchange by the holders of the equivalent number of Class B units.

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

Antonio DeSpirito, III, Executive Vice President

Michael D. Peterson, Executive Vice President

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