Form 10-Q
period 2011-03-31
Pzena Investment Management, Inc.
filed 2011-05-04
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 4, 2011, there were 9,904,187 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of May 4, 2011, there were 54,668,082 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010.  Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  We undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Quarterly Report on Form 10-Q.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS
Cash and Cash Equivalents	$22,054	$16,381
Restricted Cash	1,421	1,420
Due from Broker	980	30
Advisory Fees Receivable	16,142	15,275
Investments, at Fair Value	6,893	3,323
Receivable from Related Parties	44	63
Other Receivables	85	210
Prepaid Expenses and Other Assets	734	914
Deferred Tax Asset, Net of Valuation Allowance of
$60,641 and $59,431, respectively	9,324	8,834
Property and Equipment, Net of Accumulated Depreciation
of $2,830 and $2,727, respectively	1,966	1,952
TOTAL ASSETS	$59,643	$48,402

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$5,798	$3,879
Due to Broker	1,774	-
Liability to Selling and Converting Shareholders	9,580	9,287
Deferred Compensation Liability	339	875
Other Liabilities	558	565
TOTAL LIABILITIES	18,049	14,606

Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares
Authorized; None Outstanding)	-	-
Class A Common Stock (Par Value $0.01; 750,000,000
Shares Authorized; 9,904,187 and 9,367,659 Shares
Issued and Outstanding in 2011 and 2010, respectively)	98	93
Class B Common Stock (Par Value $0.000001; 750,000,000
Shares Authorized; 54,485,046 and 55,012,324 Shares
Issued and Outstanding in 2011 and 2010, respectively)	-	-
Additional Paid-In Capital	11,257	10,836
Retained Earnings/(Accumulated Deficit)	1,019	(357)
Total Pzena Investment Mangement, Inc.'s Equity	12,374	10,572
Non-Controlling Interests	29,220	23,224
TOTAL EQUITY	41,594	33,796
TOTAL LIABILITIES AND EQUITY	$59,643	$48,402

 See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months
	Ended March 31,
	2011	2010

REVENUE	$21,788	$19,150

EXPENSES
Compensation and Benefits Expense	8,388	7,388
General and Administrative Expenses	1,947	1,921
TOTAL OPERATING EXPENSES	10,335	9,309
Operating Income	11,453	9,841

OTHER INCOME/(EXPENSE)
Interest Income	28	40
Dividend Income	11	33
Interest Expense	-	(155)
Net Realized and Unrealized Gain from Investments	255	464
Increase in Liability to Selling and Converting Shareholders	(117)	(1,026)
Other Expense	(50)	(21)
Total Other Income/(Expense)	127	(665)
Income Before Income Taxes	11,580	9,176
Income Tax Expense/(Benefit)	583	(99)
Net Income	10,997	9,275
Less: Net Income Attributable to Non-Controlling Interests	9,340	8,291
Net Income Attributable to Pzena Investment Management, Inc.	$1,657	$984

Net Income for Basic Earnings per Share	$1,657	$984
Basic Earnings per Share	$0.18	$0.11
Basic Weighted Average Shares Outstanding	9,385,543	8,633,041

Net Income for Diluted Earnings per Share	$6,968	$5,722
Diluted Earnings per Share	$0.11	$0.09
Diluted Weighted Average Shares Outstanding	65,199,988	65,005,989

Cash Dividends per Share of Class A Common Stock	$0.03	-

 See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts)

	Shares of	Shares of			Retained Earnings/
	Class A	Class B	Class A	Additional	(Accumulated	Non-Controlling
	Common Stock	Common Stock	Common Stock	Paid-In Capital	Deficit)	Interests	Total

Balance at December 31, 2010	9,367,659	55,012,324	$93	$10,836	$(357)	$23,224	$33,796
Unit Conversion	536,528	(536,528)	5	299	-	(258)	46
Directors' Shares	-	-	-	10	-	60	70
Amortization of Non-Cash Compensation	-	9,250	-	123	-	721	844
Net Income	-	-	-	-	1,657	9,340	10,997
Distributions to Non-Controlling Interests	-	-	-	(11)	-	(6,285)	(6,296)
Effect of Consolidation of Affiliates	-	-	-	-	-	2,418	2,418
Class A Dividends Declared and Paid ($.03 per share)	-	-	-	-	(281)	-	(281)
Balance at March 31, 2011	9,904,187	54,485,046	$98	$11,257	$1,019	$29,220	$41,594

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months
	Ended March 31,
	2011	2010

OPERATING ACTIVITIES
Net Income	$10,997	$9,275
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	103	107
Non-Cash Compensation	1,183	842
Director Share Grant	70	13
Net Realized and Unrealized Gain from Investments	(255)	(464)
Change in Liability to Selling and Converting Shareholders	117	1,026
Deferred Income Taxes	(185)	(771)

Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(867)	(76)
Due from Broker	(548)	100
Restricted Cash	(1)	(4)
Prepaid Expenses and Other Assets	312	(133)
Due to Broker	1,768	(724)
Accounts Payable, Accrued Expenses, and Other Liabilities	1,038	1,293
Tax Receivable Agreement Payments	(84)	-
Purchases of Investments	(11,400)	(1,153)
Proceeds from Sale of Investments	10,638	866
Net Cash Provided by Operating Activities	12,886	10,197

INVESTING ACTIVITIES
Purchases of deferred compensation	(1,433)	-
Proceeds from deferred compensation	847	-
Receivable from Related Parties	19	40
Purchase of Property and Equipment	(117)	(7)
Net Cash Provided by/(Used In) Investing Activities	(684)	33

FINANCING ACTIVITIES
Distributions to Non-Controlling Interests	(6,296)	(3,976)
Retirement of B Units	-	(2)
Term Loan and Senior Subordinated Notes Repayment	-	(2,500)
Dividends	(281)	-
Net Cash Used in Financing Activities	(6,577)	(6,478)
NET CHANGE IN CASH	$5,625	$3,752

CASH AND CASH EQUIVALENTS - Beginning of Period	$16,381	$15,908
Effect of Consolidation of Affiliates	48	-
Net Change in Cash	5,625	3,752
CASH AND CASH EQUIVALENTS - End of Period	$22,054	$19,660

Supplementary Cash Flow Information:
Interest Paid	$-	$155
Income Taxes Paid	$881	$823

See accompanying notes to consolidated financial statements.

Pzena Investment Management, Inc.
Unaudited Notes to the Consolidated Financial Statements

Note 1—Organization

Pzena Investment Management, Inc. (the “Company”) functions as the holding company through which the business of its operating company, Pzena Investment Management, LLC (the “operating company”), is conducted.  Concurrently with the consummation of the Company’s initial public offering on October 30, 2007, the operating agreement of the operating company was amended and restated such that, among other things, the Company became the sole managing member of the operating company.  As a result of these transactions: (i) the Company has consolidated the financial results of the operating company with its own, and reflected the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) the Company recognizes income generated from its economic interest in the operating company’s net income.

Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of March 31, 2011, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following entities as of March 31, 2011:

		Operating Company's
		Ownership at
Legal Entity	Type of Entity (Date of Formation)	March 31, 2011
Pzena Investment Management, PTY	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	0.0%
Pzena International Value Service	Delaware Limited Liability Company (12/22/2003)	0.0%

Note 2—Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations.  The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest, which includes the Pzena Investment Management Special Situations, LLC, and the Pzena Investment Management, PTY, as well as variable-interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary (“consolidated subsidiaries”), which includes the Pzena Large Cap Value Fund, and the Pzena International Value Service.  As required by the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company also consolidates or consolidated non-variable-interest entities in which it acts as the general partner or managing member.  All of these entities represent or represented private investment partnerships over which the Company exercises or exercised control.  Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company.  All significant inter-company transactions and balances have been eliminated.

The operating company is the managing member of the Europe, Australasia, and Far East (EAFE) Value Service (legally known as the International Value Service), a limited liability company.  Neither the Company, nor the operating company, holds an equity ownership percentage in this entity at March 31, 2011, or held an equity ownership percentage during the periods presented.  Since the holders of the equity investment in this partnership lack a controlling financial interest, this entity is deemed a variable interest entity (“VIE”).  As of February 1, 2011, as a result of a shift in the equity ownership of the entity on that date, the operating company is considered the primary beneficiary of this entity.  Correspondingly, the EAFE Value Service was consolidated as of February 1, 2011.  At March 31, 2011, total net assets of $2.0 million from the EAFE Value Service were included in investments, at fair value, on the consolidated statement of financial condition.

The Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company.  A majority of the trustees are not the holders of the equity investment in this Trust.  Since the holders of the equity investment in this partnership lack a controlling financial interest, this entity is deemed a VIE.  The Company is considered the primary beneficiary of this VIE.  At March 31, 2011, total net assets of $0.9 million from the Pzena Large Cap Value fund were included in investments, at fair value, on the consolidated statement of financial condition.

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

VIEs that are not consolidated continue to receive investment management services from the Company, and are vehicles through which the Company offers its Global Value and/or EAFE Value strategies.  The total net assets of these VIEs was approximately $318.3 million and $515.6 million at March 31, 2011 and December 31, 2010, respectively.  The Company is not exposed to losses as a result of its involvement with these entities because it has no direct investment in them.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms.  Advisory fee income also includes incentive fees that may be earned by the Company depending on the investment return of the assets under management.  Incentive fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the incentive fees earned.  In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Incentive fees are generally payable annually.  Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, such incentive fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  For the three months ended March 31, 2011 and 2010, the Company recognized approximately $0.3 million and $0.2 million, respectively, in incentive fee income.

Earnings per Share:

Basic earnings per share is computed by dividing the Company’s net income or loss attributable to its common stockholders by the weighted average number of shares outstanding during the reporting period.  Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding operating company membership units, as well as outstanding options and phantom units, to the extent they would have a dilutive effect on net income per share for the reporting period.  Net income or loss for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate, exclusive of adjustments associated with both the valuation allowance and the liability to selling and converting shareholders.  When this conversion results in an increase in earnings per share or a decrease in loss per share, diluted net income and diluted earnings per share are assumed to be equal to basic net income and basic earnings per share for the reporting period.

Pzena Investment Management, Inc.
Unaudited Notes to the Consolidated Financial Statements (Continued)

For the three months ended March 31, 2011 and 2010, the Company’s diluted net income was determined as follows:

	For the Three Months
	Ended March 31,
	2011	2010
	(in thousands)

Non-Controlling Interests of Pzena Investment Management, LLC	$9,290	$8,291
Less: Assumed Corporate Income Taxes	3,979	3,553
Assumed After-Tax Income of Pzena Investment Management, LLC	$5,311	$4,738

Assumed After-Tax Income of Pzena Investment Management, LLC	$5,311	$4,738
Net Income of Pzena Investment Management, Inc.	1,657	984
Diluted Net Income	$6,968	$5,722

For the three months ended March 31, 2011 and 2010, the following units and options to purchase operating company units and shares of Class A common stock, and phantom operating company units were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for the respective periods:

	For the Three Months
	Ended March 31,
	2011	2010

Options to Purchase Operating Company Units	992,976	1,620,060
Options to Purchase Shares of Class A Common Stock	-	961,750
Phantom Operating Company Units	-	84,916
Total	992,976	2,666,726

For the three months ended March 31, 2011 and 2010, the Company’s basic and diluted earnings per share were determined as follows:

	For the Three Months
	Ended March 31,
	2011	2010
	(in thousands, except share and
	per-share amounts)

Net Income for Basic Earnings per Share	$1,657	$984
Basic Weighted Average Shares Outstanding	9,385,543	8,633,041
Basic Earnings per Share	$0.18	$0.11

Net Income for Diluted Earnings per Share	$6,968	$5,722
Dilutive Effect of Operating Company B Units	55,003,690	55,696,236
Dilutive Effect of Phantom Units	95,894	17,022
Dilutive Effect of Options	714,861	659,690
Diluted Weighted Average Shares Outstanding	65,199,988	65,005,989
Diluted Earnings per Share	$0.11	$0.09

Cash and Cash Equivalents:

At March 31, 2011, cash and cash equivalents was $22.1 million.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposit and other accounts whose balances, at times, exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.

Pzena Investment Management, Inc.
Unaudited Notes to the Consolidated Financial Statements (Continued)

Restricted Cash:

The Company maintains a compensating balance of $1.4 million at March 31, 2011 as collateral for a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its New York office space.  Such amounts are recorded in restricted cash in the consolidated statements of financial condition.

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

The Company’s fair value measurements relate to its consolidated investments in equity securities, which are primarily exchange-traded securities with quoted prices in active markets, and its investments in mutual funds.  The fair value measurements of the equity securities and mutual funds have been classified as Level 1.

The following table presents these instruments’ fair value at March 31, 2011:

	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Equity Securities	$3,680	$-	$-
Investments in Mutual Funds	3,213	-	-
Total Fair Value	$6,893	$-	$-

The following table presents these instruments’ fair value at December 31, 2010:

	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Equity Securities	$842	$-	$-
Investments in Mutual Funds	2,481	-	-
Total Fair Value	$3,323	$-	$-

Pzena Investment Management, Inc.
Unaudited Notes to the Consolidated Financial Statements (Continued)

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.  For the three months ended March 31, 2011 and 2010, approximately 8.5% and 9.6%, respectively, of the Company’s advisory fees were generated from an advisory agreement with one client.  At March 31, 2011 and December 31, 2010, no allowance for doubtful accounts has been deemed necessary.

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

The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At March 31, 2011, the Company had a $60.6 million valuation allowance against the deferred tax asset recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock.  At December 31, 2010, the Company had a $59.4 million valuation allowance against this deferred tax asset.  The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.  The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

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

The Company does not isolate the portion of the results of its operations resulting from the impact of changes in foreign exchange rates on its investments, from the fluctuations arising from changes in market prices of securities held.  Such fluctuations are included in the realized and unrealized gain/(loss), net on investments in the consolidated statements of operations.

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

The functional currency of the Company is the United States Dollar.  The functional currency of the Company’s representative office in Australia is the Australian Dollar.  Assets and liabilities of this office are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  Any resulting unrealized cumulative translation adjustment is recorded net of taxes as a component of accumulated other comprehensive income in equity.  As of March 31, 2011, the Company did not record any accumulated other comprehensive income.

Note 3—Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	March 31,	December 31,
	2011	2010
	(in thousands)

Leasehold Improvements	$2,145	$2,145
Furniture and Fixtures	1,164	1,164
Computer Hardware	1,002	887
Office Equipment	271	271
Computer Software	214	212
Total	4,796	4,679
Less: Accumulated Depreciation and Amortization	(2,830)	(2,727)
Total	$1,966	$1,952

Depreciation is included in general and administrative expenses and totaled $0.1 million for each of the three months ended March 31, 2011 and 2010.

Note 4—Related Party Transactions

For the three months ended March 31, 2011 and 2010, the Company earned $1.0 million and $1.1 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company that are not consolidated.  The Company is not the primary beneficiary of these VIEs.

At both March 31, 2011 and December 31, 2010, the Company had less than $0.1 million remaining of an advance to an international investment company, for organization and start-up costs, which is included in receivable from related parties on the consolidated statements of financial condition.  The Company is the sponsor and investment manager of this entity.  This entity is included in the unconsolidated VIEs, noted above, which the Company is not the primary beneficiary of.

At March 31, 2011 and December 31, 2010, receivables from related parties included less than $0.1 million of loans to employees.  For the three months ended March 31, 2010, less than $0.1 million of amortization was recognized through compensation expense in accordance with the terms of loans that were in the form of forgivable promissory notes.  The Company did not have any outstanding loans in the form of forgivable promissory notes at March 31, 2011 or December 31, 2010.

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

The Company leases office space under a non-cancelable operating lease agreement which expires on October 31, 2015.  The Company reflects minimum lease expense on a straight-line basis over the lease term.  Lease expenses totaled $0.5 million for each of the three months ended March 31, 2011 and 2010, and are included in general and administrative expenses.

Note 6—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months
	Ended March 31,
	2011	2010
	(in thousands)

Cash Compensation and Other Benefits	$7,205	$6,546
Non-Cash Compensation	1,183	842
Total Compensation and Benefits Expense	$8,388	$7,388

For the three months ended March 31, 2011 and 2010, the Company granted no options to purchase capital Class B units of the operating company and no options to purchase shares of Class A common stock pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan (the “PIM LLC 2006 Equity Incentive Plan”) and the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (the “2007 Equity Incentive Plan”), respectively.

For the three months ended March 31, 2011 and 2010, the Company recognized approximately $0.7 million and $0.5 million, respectively, in compensation and benefits expense associated with the amortization of all operating company Class B unit and option grants issued under the PIM LLC 2006 Equity Incentive Plan, and Class A common stock option grants issued under the 2007 Equity Incentive Plan.

For the three months ended March 31, 2011 and 2010, the operating company granted 6,000 and 7,000, respectively, restricted Class B units and the related shares of Class B common stock to certain members pursuant to the PIM LLC 2006 Equity Incentive Plan.  These unit grants each vest ratably over a four-year period commencing January 1, 2011 and 2010, respectively.  The amortization of all unit-based awards was not material for either of the three months ended March 31, 2011 and 2010.

Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), which became effective January 1, 2007, was amended and restated as of October 30, 2007, and was further amended as of October 31, 2008, eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  Amounts deferred may be credited to an investment account, take the form of phantom Class B units, or be invested in money market funds at the employee’s discretion, and vest ratably over four years.  At March 31, 2011 and December 31, 2010, the liability associated with deferred compensation investment accounts was approximately $0.3 million and $0.9 million, respectively, and has been included as a component of other liabilities on the consolidated statement of financial condition.  For the three months ended March 31, 2011 and 2010, the Company recognized approximately $0.5 million and $0.3 million, respectively, in compensation and benefits expense associated with the amortization of all deferred compensation awards.

Pzena Investment Management, Inc.
Unaudited Notes to the Consolidated Financial Statements (Continued)

As of March 31, 2011 and December 31, 2010, the Company had approximately $3.7 million and $4.5 million, respectively, in unrecorded compensation expense related to unvested operating company phantom Class B units issued pursuant to our deferred compensation plan, operating company Class B unit and option grants issued under the PIM LLC 2006 Equity Incentive Plan, and Class A common stock option grants issued under the 2007 Equity Incentive Plan.

Note 7—Income Taxes

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

The components of the income tax expense/(benefit) are as follows:

	For the Three Months
	Ended March 31,
	2011	2010
	(in thousands)
Current Provision:
Unincorporated Business Taxes	$768	$671
Local Corporate Tax	-	-
State Corporate Tax	-	-
Federal Corporate Tax	-	-
Total Current Provision	$768	$671

Deferred Provision:
Unincorporated Business Taxes	$(1)	$(56)
Local Corporate Tax	77	58
State Corporate Tax	136	111
Federal Corporate Tax	468	383
Total Deferred Provision	$680	$496

Change in Valuation Allowance	(865)	(1,266)

Total Income Tax Expense/(Benefit)	$583	$(99)

For the three months ended March 31, 2011 and 2010, the Company’s taxable income was determined as follows:

	For the Three Months
	Ended March 31,
	2011	2010
	(in thousands)

Income Before Income Taxes	$11,580	$9,176
Unincorporated Business Taxes	(767)	(615)
Non-Controlling Interests	(9,340)	(8,291)
Income Before Corporate Taxes	$1,473	$270

Pzena Investment Management, Inc.
Unaudited Notes to the Consolidated Financial Statements (Continued)

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.  It is the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in total Income Tax Expense/(Benefits) on the consolidated statement of operations.  For the three months ended March 31, 2011 and 2010, no such expenses were recognized.  As of March 31, 2011 and December 31, 2010, no such accruals were recorded.

The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2007.  All tax years subsequent to, and including, 2007 are considered open and subject to examination by tax authorities.
The acquisition of the operating company Class B units noted below has allowed the Company to make an election under Section 754 of the Internal Revenue Code (“Section 754”) to step up its tax basis in the net assets acquired.  This step up is deductible for tax purposes over a 15-year period.  Based on the net proceeds of the initial public offering and tax basis of the operating company, this election has given rise to a deferred tax asset of approximately $68.7 million.

Pursuant to a tax receivable agreement signed between the members of the operating company and the Company, 85% of the cash savings generated by this election will be distributed to the selling and converting shareholders upon the realization of this benefit.

If the Company exercises its right to terminate the tax receivable agreement early, the Company will be obligated to make an early termination payment to the selling and converting shareholders, based upon the net present value (based upon certain assumptions and deemed events set forth in the tax receivable agreement) of all payments that would be required to be paid by the Company under the tax receivable agreement.  If certain change of control events were to occur, the Company would be obligated to make an early termination payment.

As discussed further in Note 11, Shareholders’ Equity, below, on March 28, 2011, and March 31, 2010, certain of the operating company’s members exchanged an aggregate of 536,528 and 734,618, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock.  The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $2.4 million deferred tax asset and a corresponding $2.0 million liability to converting shareholders on March 28, 2011, and a $3.6 million deferred tax asset and a corresponding $3.0 million liability to converting shareholders on March 31, 2010.  The Company assessed the realizability of the deferred tax asset associated with each of these exchanges and determined that a portion of each of their benefits would go unutilized.  Consequently, the Company established a $2.1 million and a $3.2 valuation allowance on March 28, 2011 and March 31, 2010, respectively, to reduce the deferred tax asset to an amount more likely than not to be realized.  These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders by $1.8 million and $2.7 million at March 28, 2011 and March 31, 2010, respectively, to reflect this change in the estimated realization of these assets.  As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

During the three months ended March 31, 2011 and 2010, including the effects of the exchange discussed earlier, the Company’s valuation allowance was reduced by approximately $0.9 million and $1.3 million, respectively, due to revised estimates of future taxable income.  To reflect this change in the estimated realization of the asset, the Company correspondingly increased its liability to selling and converting shareholders by $0.1 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.  The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense/(benefit) and other expense, respectively, on the consolidated statements of operations.  As of March 31, 2011 and December 31, 2010, the net values of all deferred tax assets were approximately $9.3 million and $8.8 million, respectively.

As of March 31, 2011 and December 31, 2010, the net values of the liability to selling and converting shareholders were approximately $9.6 million and $9.3 million, respectively.

Pzena Investment Management, Inc.
Unaudited Notes to the Consolidated Financial Statements (Continued)

The change in the Company’s net deferred tax assets for the three months ended March 31, 2011 is summarized as follows:

			Valuation
	Section 754	Other	Allowance	Total
	(in thousands)

Balance at December 31, 2010	$65,468	$2,797	$(59,431)	$8,834
Deferred Tax Expense	(777)	96	-	(681)
Unit Exchange	2,381	-	(2,075)	306
Change in Valuation Allowance	-	-	865	865
Balance at March 31, 2011	$67,072	$2,893	$(60,641)	$9,324

The change in the Company’s net deferred tax assets for the three months ended March 31, 2010 is summarized as follows:

			Valuation
	Section 754	Other	Allowance	Total
	(in thousands)

Balance at December 31, 2009	$65,006	$2,001	$(60,253)	$6,754
Deferred Tax Expense	(726)	173	-	(553)
Unit Exchange	3,577	-	(3,186)	391
Change in Valuation Allowance	-	-	1,266	1,266
Balance at March 31, 2010	$67,857	$2,174	$(62,173)	$7,858

Note 8—Investments, at Fair Value

Investments in equity securities consisted of the following at March 31, 2011:

	Cost	Unrealized Gain	Fair Value
	(in thousands)

Equity Securities	$3,272	$408	$3,680
Mutual Funds	2,826	387	3,213
Total	$6,098	$795	$6,893

    Investments in equity securities consisted of the following at December 31, 2010:

	Cost	Unrealized Gain	Fair Value
	(in thousands)

Equity Securities	$736	$106	$842
Mutual Funds	2,043	438	2,481
Total	$2,779	$544	$3,323

Pzena Investment Management, Inc.
Unaudited Notes to the Consolidated Financial Statements (Continued)

Note 9—Non-Controlling Interests

Non-controlling interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Three Months
	Ended March 31,
	2011	2010
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$9,290	$8,291
Non-Controlling Interest of Consolidated Investment Partnerships	50	-
Non-Controlling Interests	$9,340	$8,291

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals made by the Company’s consolidated subsidiaries.

Note 10—Members’ Equity Interests of Operating Company

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

Note 11—Shareholders’ Equity

The Company functions as the holding company through which the business of its operating company is conducted.  Concurrently with the consummation of the Company’s initial public offering on October 30, 2007, the operating agreement of the operating company was amended and restated such that, among other things, the Company became the sole managing member of the operating company.  As a result of these transactions: (i) the Company has consolidated the financial results of the operating company with its own and reflected the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) the Company recognizes income generated from its economic interest in the operating company’s net income.  Additionally, the Class B units of the operating company that the Company acquired were reclassified as Class A units of the operating company and the holders of the remaining outstanding Class B units of the operating company were reclassified as Class B units of the operating company.  Class A and Class B units of the operating company have the same economic rights per unit.  As of March 31, 2011, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 15.4% and 84.6%, respectively, of the economic interests in the operations of the business.  As of December 31, 2010, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 14.5% and 85.5%, respectively, of the economic interests in the operations of the business.

Each Class B unit of the operating company has a corresponding share of the Company’s Class B common stock, par value $0.000001 per share, that was issued in exchange for payment of this par value.  Each share of the Company’s Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of the Company’s common stock outstanding.  From this time and thereafter, each share of the Company’s Class B common stock entitles its holder to one vote.  When a Class B unit is exchanged for a share of the Company’s Class A common stock or forfeited, a corresponding share of the Company’s Class B common stock will automatically be redeemed and cancelled.  Conversely, to the extent that the Company causes the operating company to issue additional Class B units to employees pursuant to its equity incentive plan, these additional holders of Class B units would be entitled to receive a corresponding number of shares of the Company’s Class B common stock (including if the Class B units awarded are subject to vesting).

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

Pzena Investment Management, Inc.
Unaudited Notes to the Consolidated Financial Statements (Continued)

On March 28, 2011, and March 31, 2010, certain of the operating company’s members exchanged an aggregate of 536,528 and 734,618, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock.  These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

The incremental assets and liabilities assumed in the exchanges were recorded on March 28, 2011 and March 31, 2010 as follows:

	March 28,	March 31,
	2011	2010
	(in thousands)

Pzena Investment Management, LLC Members' Capital	$7,425	$10,140
Pzena Investment Management, LLC Accumulated Deficit	(7,167)	(9,824)
Realizable Deferred Tax Asset	306	391
Net Tax Receivable Liability to Converting Unitholders	(260)	(332)
Total	$304	$375

Common Stock, at Par	$5	$7
Additional Paid-in Capital	299	368
Total	$304	$375

Note 12—Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At March 31, 2011, our assets under management, or AUM, was $16.3 billion.  We manage separate accounts on behalf of institutions and high net worth individuals, and act as sub-investment adviser for a variety of SEC-registered mutual funds and offshore funds.

We function as the holding company through which the business of our operating company, Pzena Investment Management, LLC (the “operating company”), is conducted.  Concurrently with the consummation of our initial public offering and reorganization on October 30, 2007, we became the sole managing member of the operating company.  As such, we now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and other investors’ collective membership interest in our operating company, we reflect their ownership as a non-controlling interest in our consolidated financial statements.  As a result, we have consolidated the financial results of the operating company with our own and reflected the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements and we recognize income generated from our economic interest in the operating company’s net income.  As of March 31, 2011, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 15.4% and 84.6%, respectively, of the economic interests in the operations of our business.

Non-GAAP Net Income

Our results for the three months ended March 31, 2011 and 2010 included adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.  We believe that these accounting adjustments add a measure of non-operational complexity which partially obscures the underlying performance of the business.  In evaluating the financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted net income per share were $6.2 million and $0.10, respectively, for the three months ended March 31, 2011, and $5.5 million and $0.08, respectively, for the three months ended March 31, 2010.  GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our effective tax rate.  The Company’s effective tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was 42.8% and 42.6% for the three months ended years ended March 31, 2011 and 2010, respectively, as noted in the section “Operating Results—Income Tax Benefit,” below.

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

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Three Months
	Ended March 31,
	2011	2010
	(in thousands, except share and
	per-share amounts)

GAAP Net Income	$1,657	$984
Net Effect of Tax Receivable Agreement	(748)	(240)
Non-GAAP Net Income	$909	$744

GAAP Non-Controlling Interest of Pzena Investment Management, LLC	$9,290	$8,291
Less: Assumed Corporate Income Taxes	3,979	3,553
Assumed After-Tax Income of Pzena Investment Management, LLC	$5,311	$4,738
Non-GAAP Net Income of Pzena Investment Management, Inc.	909	744
Non-GAAP Diluted Net Income	$6,220	$5,482

Non-GAAP Diluted Earnings Per Share Attributable to
Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$6,220	$5,482
Non-GAAP Diluted Earnings per Share	$0	$0
Non-GAAP Diluted Weighted Average Shares Outstanding	65,199,988	65,005,989

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

Pursuant to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (the “PIM LLC 2006 Equity Incentive Plan”), we have issued restricted units and options to purchase units in the operating company.  We use a fair-value method in recording the compensation expense associated with the granting of these restricted units, and options to purchase units, to new and existing members under the PIM LLC 2006 Equity Incentive Plan.  Under this method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the award’s vesting period.  The fair value of the units is determined by reference to the market price of our Class A common stock on the date of grant, since these units are exchangeable for shares of our Class A common stock on a one-for-one basis.  The fair value of the options to purchase units is determined by using an appropriate option pricing model on the grant date.

Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  These deferred amounts may be invested, at the employee’s discretion, in certain third-party mutual funds, restricted phantom units of our operating company, or money market funds.  Amounts deferred in any calendar year reduce that year’s cash compensation expense and vest ratably over a four-year period beginning on January 1st of the next year.  At March 31, 2011 and December 31, 2010, the liability associated with deferred compensation investment accounts was approximately $0.3 million and $0.9 million, respectively, which is recorded in the deferred compensation liability on the consolidated statement of financial condition.  For the three months ended March 31, 2011 and 2010, we recognized approximately $0.5 million and $0.3 million, respectively, in compensation and benefits expense associated with the amortization of all prior deferred compensation awards.  Should additional amounts be deferred in future years, we would expect the non-cash portion of our compensation expense to increase as the previously and subsequently deferred amounts are amortized through income.

As of March 31, 2011, we had approximately $3.7 million in total unrecorded compensation expense related to unvested operating company phantom units issued pursuant to our Bonus Plan, operating company unit and option grants issued under the PIM LLC 2006 Equity Incentive Plan, and stock and option grants issued under our Pzena Investment Management, Inc. 2007 Equity Incentive Plan (the “2007 Equity Incentive Plan”).  We expect that the amortization of these amounts will be approximately $2.5 million in the remainder of 2011, $0.9 million in 2012, $0.2 million in 2013, and $0.1 million in 2014.

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

Other Income/(Expense)

Other income/(expense) is derived primarily from investment income or loss arising from our consolidated investment partnerships, our investments in various private investment vehicles that we employ to incubate new strategies, income or loss arising from our investments in third-party mutual funds, interest expense on our outstanding debt prior to its repayment, and interest income generated on our cash balances.  Other income/(expense) is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was executed in connection with our reorganization and offering on October 30, 2007.  As discussed further below, under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our acquisitions of our operating company’s units from our selling and converting shareholders.  Amounts waived by our selling and converting shareholders reduce this liability. We expect the interest and investment components of other income/(expense), in the aggregate, to fluctuate based on market conditions and the performance of our consolidated investment partnerships and other investments.

Non-Controlling Interests

Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence.  After our reorganization, we became the sole managing member of our operating company and now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company’s net income.  As of March 31, 2011, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 15.4% and 84.6%, respectively, of the economic interests in the operations of the business.

Income Tax Expense/(Benefit)

While our operating company has historically not been subject to U.S. federal and certain state income taxes, it has been subject to New York City Unincorporated Business Tax.  As a result of our reorganization, we are now subject to taxes applicable to C-corporations.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  As of March 31, 2011 and December 31, 2010, our valuation allowance against the deferred tax asset associated with our acquisition of operating company units in conjunction with the offering and subsequent exchanges was $60.6 million and $59.4 million, respectively.

Operating Results

Assets Under Management and Flows

As of March 31, 2011, our approximately $16.3 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The performance and AUM of our five largest investment strategies as of March 31, 2011 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional accounts and our retail accounts for the three months ended March 31, 2011 and 2010, and for the twelve months ended March 31, 2011, is described below.  Inflows are composed solely of the investment of new or additional assets by new or existing clients.  Outflows consist solely of redemptions of assets by existing clients.

			For the
	For the Three Months		Twelve Months
	Ended March 31,		Ended March 31,
Assets Under Management	2011	2010	2011
	(in billions)
Institutional Accounts
Beginning of Period Assets	$12.5	$10.7	$11.7
Inflows	0.4	0.4	1.8
Outflows	(0.6)	(0.3)	(2.0)
Net Flows	(0.2)	0.1	(0.2)
Market Appreciation	0.7	0.9	1.5
End of Period Assets	$13.0	$11.7	$13.0
Retail Accounts
Beginning of Period Assets	$3.1	$3.6	$3.7
Inflows	0.3	0.3	1.3
Outflows	(0.3)	(0.5)	(2.0)
Net Flows	-	(0.2)	(0.7)
Market Appreciation	0.2	0.3	0.3
End of Period Assets	$3.3	$3.7	$3.3
Total
Beginning of Period Assets	$15.6	$14.3	$15.4
Inflows	0.7	0.7	3.1
Outflows	(0.9)	(0.8)	(4.0)
Net Flows	(0.2)	(0.1)	(0.9)
Market Appreciation	0.9	1.2	1.8
End of Period Assets	$16.3	$15.4	$16.3

    The following table describes the allocation of our AUM among our investment strategies, as of March 31, 2011 and 2010:

	AUM at March 31,
Investment Strategy	2011	2010
	(in billions)

U.S. Value Strategies	$10.6	$10.5
Global Value Strategies	3.6	2.9
Europe, Australasia, and Far East ("EAFE") Value Strategies	2.1	2.0
Total	$16.3	$15.4

In 2010, and continuing through the three months ended March 31, 2011, the performance of our investment strategies improved alongside the significant improvement in the equity markets.  As a result of the continued improvements in the performance of our investment strategies and the equity markets, our AUM increased by $0.9 billion, or 5.8%, from $15.4 billion at March 31, 2010, to $16.3 billion at March 31, 2011.

As of March 31, 2011, we managed $13.0 billion in institutional accounts and $3.3 billion in retail accounts, for a total of $16.3 billion in assets under management.  For the three months ended March 31, 2011, we experienced total gross outflows of $0.9 billion, which were offset by total gross inflows of $0.7 billion.  For the three months ended March 31, 2011, assets in institutional accounts increased by $0.5 billion, or 4.0%, due to $0.7 billion in market appreciation and $0.4 billion in gross inflows, offset by $0.6 billion in gross outflows.  For the three months ended March 31, 2011, assets in retail accounts increased by $0.2 billion, or 6.5%, as a result of $0.2 billion in market appreciation and $0.3 billion in gross inflows, offset by $0.3 billion in gross outflows.

As of March 31, 2011, institutional accounts represented 79.8% of our total AUM, compared to 76.0% at March 31, 2010.  As of March 31, 2011, our EAFE Value and Global Value investment strategies accounted for 35.0% of our AUM, compared to 31.8% at March 31, 2010.

Our revenues are correlated with the levels of our weighted average AUM.  Our weighted average AUM fluctuates based on changes in the market value of accounts advised and managed by us, and on our fund flows.  Since we are long-term fundamental investors, we believe that our investment strategies yield the most benefits, and are best evaluated, over a long-term timeframe.  We believe that our investment strategies are generally evaluated by our clients and our potential future clients based on their relative performance since inception, and the previous one-year, three-year, and five-year periods.  There has typically been a correlation between our strategies’ investment performance and the size and direction of asset flows over the long term.  To the extent that our returns for these periods outperform client benchmarks, we would generally anticipate increased asset flows over the long term. Correspondingly, negative returns relative to client benchmarks could cause existing clients to reduce their exposure to our products, and hinder new client acquisition.

Given our higher weighted average AUM for the three months ended March 31, 2011 compared to that of the three months ended March 31, 2010, our revenues for the three months ended March 31, 2011 increased from our revenues for the three months ended March 31, 2010.  An increase in weighted average AUM and in revenues typically results in higher operating income and net income.  We would expect pressure on our operating margins in the future if average AUM and revenues were to decline.  For the three months ended March 31, 2011, our operating expenses increased by $1.0 million, or 10.8%, from $9.3 million for the three months ended March 31, 2010, to $10.3 million for the three months ended March 31, 2011, due to an increase in compensation and benefits expenses, resulting from increases in discretionary bonus accruals and non-cash compensation.

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to and after payment of advisory fees, respectively), of our five largest investment strategies from their inception to March 31, 2011, and in the five-year, three-year, and one-year periods ended March 31, 2011, relative to the performance of: (i) the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy, and (ii) the S&P 500® Index, which is provided for the limited purpose of providing a comparison to the broader equity market.

	Period Ended March 31, 2011(1)
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (October 2000)
Annualized Gross Returns	5.1%	(1.2)%	1.8%	11.8%
Annualized Net Returns	4.6%	(1.7)%	1.3%	11.3%
Russell 1000® Value Index	4.1%	1.4%	0.6%	15.2%
S&P 500® Index	1.1%	2.6%	2.4%	15.6%
Global Value (January 2004)
Annualized Gross Returns	3.7%	(3.0)%	(2.1)%	11.7%
Annualized Net Returns	2.9%	(3.7)%	(2.8)%	10.9%
MSCI World(SM) Index—Net/U.S.$(2)	5.6%	2.1%	(0.2)%	13.4%
S&P 500® Index	4.5%	2.6%	2.4%	15.6%
Value Service (January 1996)
Annualized Gross Returns	10.5%	(0.7)%	1.8%	12.3%
Annualized Net Returns	9.7%	(1.3)%	1.1%	11.6%
Russell 1000® Value Index	7.9%	1.4%	0.6%	15.2%
S&P 500® Index	7.1%	2.6%	2.4%	15.6%
EAFE Diversified Value (November 2008)
Annualized Gross Returns	25.5%	—	—	13.3%
Annualized Net Returns	25.2%	—	—	13.0%
MSCI EAFE® Index—Net/U.S.$(2)	17.3%	—	—	10.4%
S&P 500® Index	16.5%	—	—	15.6%
Small Cap Value (January 1996)
Annualized Gross Returns	14.6%	6.6%	14.2%	19.3%
Annualized Net Returns	13.3%	5.5%	13.0%	18.1%
Russell 2000® Value Index	10.1%	2.2%	6.8%	20.6%
S&P 500® Index	7.1%	2.6%	2.4%	15.6%

(1)	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

(2)	Net of applicable withholding taxes.

Large Cap Value.  We screen a universe of the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in October 2000.  As of March 31, 2011, the Large Cap Value strategy generated a one-year annualized gross return of 11.8%.  Our consumer discretionary exposure was the largest contributor to performance, while holdings in the financial services, energy, and materials and processing sectors also made a significant contribution.

Global Value.  We screen a universe of the 1,500 largest non U.S.-listed companies, based on market capitalization, and the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 40 to 60 stocks.  We launched this strategy in January 2004.  As of March 31, 2011, the Global Value strategy generated a one-year annualized gross return of 11.7%. The consumer discretionary and industrials sectors primarily contributed to this performance, with contributions from the energy and financials sectors as well.

Value Service.  We screen a universe of the 1,000 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks.  We launched this strategy in January 1996.  As of March 31, 2011, the Value strategy generated a one-year annualized gross return of 12.3%. This performance was driven primarily by our exposure to the consumer discretionary, financial services, technology, energy, and materials and processing sectors.

EAFE Diversified Value.  We screen a universe of the 1,500 largest non-U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 60 to 100 stocks.  We launched this strategy in November 2008.  As of March 31, 2011, the EAFE Diversified Value strategy generated a one-year annualized gross return of 13.3%. The industrials, consumer discretionary, telecommunication services, and financials sectors made significant contributions to this performance.

    Small Cap Value.  We screen a universe of U.S.-listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization, to build a portfolio generally consisting of 40 to 50 stocks.  We launched this strategy in January 1996.  As of March 31, 2011, the Small Cap Value strategy generated a one-year annualized gross return of 19.3%.  This performance was driven primarily by our exposure to the financial services, producer durables, technology, and materials and processing sectors.

Revenues

Our revenue from advisory fees earned on our institutional and retail accounts for the three months ended March 31, 2011 and 2010 is described below:

	For the Three Months
	Ended March 31,
Revenue	2011	2010
	(in thousands)

Institutional Accounts	$18,659	$16,132
Retail Accounts	3,129	3,018
Total	$21,788	$19,150

Three Months Ended March 31, 2011 versus March 31, 2010

Our total revenue increased $2.6 million, or 13.5%, to $21.8 million for the three months ended March 31, 2011, from $19.2 million for the three months ended March 31, 2010.  This change was driven primarily by increases in weighted average AUM, which increased $1.8 billion, or 12.5%, to $16.2 billion for the three months ended March 31, 2011, from $14.4 billion for the three months ended March 31, 2010.  To the extent that we experience reductions in weighted average AUM, either through negative market performance or net client outflows, our revenue will be adversely affected.

Our weighted average fees were 0.539% and 0.532% for the three months ended March 31, 2011 and 2010, respectively.  This increase was primarily due to a shift in asset mix towards our institutional accounts.  Institutional accounts comprised 79.6% of average assets for the three months ended March 31, 2011, increasing from 75.7% for the three months ended March 31, 2010.  In addition, the expiration of the temporary, voluntary partial fee waiver on the John Hancock Classic Value Fund, which ended in May 2010, contributed to an increase in the weighted average fee rate from the first quarter of 2010.  For the three months ended March 31, 2010 our share of this fee waiver was $0.2 million.

Weighted average assets in institutional accounts increased $2.0 billion, or 18.4%, to $12.9 billion for the three months ended March 31, 2011, from $10.9 billion for the three months ended March 31, 2010, and had weighted average fees of 0.578% and 0.594% for the three months ended March 31, 2011 and 2010, respectively.  The decrease was primarily due to an increase in the average size of our institutional accounts, as well as the shift, for certain of our clients, to a performance-based fee.  These performance-based fees pay incentive fees according to the performance relative to certain agreed-upon benchmarks, which results in a lower base fee, but allows for us to earn higher fees if the relevant investment strategy out-performs the agreed-upon benchmark.  This decrease was offset to an extent by a shift in asset mix amongst our institutional products and an increase in performance fees recognized.

Weighted average assets in retail accounts decreased $0.2 billion, or 5.7%, to $3.3 billion for the three months ended March 31, 2011, from $3.5 billion for the three months ended March 31, 2010, and had weighted average fees of 0.385% and 0.341% for the three months ended March 31, 2011 and 2010, respectively.  The increase in weighted average fees in retail accounts was due in part to the expiration of the voluntary partial fee waiver in May 2010 on the John Hancock Classic Value Fund, partially offset by the timing of asset flows.  For the three months ended March 31, 2010 our share of this fee waiver was $0.2 million.

Expenses

Our operating expenses are driven primarily by our compensation costs.  The table below describes the components of our compensation expense for the three months ended March 31, 2011 and 2010:

	For the Three Months
	Ended March 31,
	2011	2010
	(in thousands)

Cash Compensation and Other Benefits	$7,205	$6,546
Other Non-Cash Compensation	1,183	842
Total Compensation and Benefits Expense	$8,388	$7,388

Three Months Ended March 31, 2011 versus March 31, 2010

Total operating expenses increased by $1.0 million, or 10.8%, to $10.3 million for the three months ended March 31, 2011, from $9.3 million for the three months ended March 31, 2010.  This increase was primarily attributable to an increase in compensation and benefits expenses, as discussed below.

Compensation and benefits expense increased by $1.0 million, or 13.5%, to $8.4 million for the three months ended March 31, 2011, from $7.4 million for the three months ended March 31, 2010.  This increase was primarily a result of increases in discretionary bonus accruals and non-cash compensation.

General and administrative expenses remained consistent, at $1.9 million, for each of the three months ended March 31, 2011 and 2010.

Other Income/(Expense)

Three Months Ended March 31, 2011 versus March 31, 2010

Other income/(expense) was income of $0.1 million for the three months ended March 31, 2011, and consisted primarily of $0.3 million of net realized and unrealized gains from investments, offset by $0.1 million in other expense, and expenses of $0.1 million related to adjustments to our liability to our selling and converting shareholders.  As discussed further below, under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders. Amounts waived by our selling shareholders reduce this liability.  Other income/(expense) was an expense of $0.7 million for three months ended March 31, 2010, and consisted primarily of expenses of $1.0 million related to adjustments to our liability to our selling and converting shareholders and $0.2 million of interest expense associated with the operating company’s subordinated note agreements, offset by $0.5 million of net realized and unrealized gains from investments and $0.1 million of interest and dividend income.  The decline in interest expense was a result of the full repayment of our outstanding debt in 2010.  The decline in net realized and unrealized gains from investments was primarily a result of having less firm assets invested in our products.

Income Tax Benefit

Our results for the three months ended March 31, 2011 and 2010 included adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.  Our effective corporate tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was 42.8% and 42.6% for the three months ended March 31, 2011 and 2010, respectively.

Non-GAAP income before corporate income taxes used to calculate our income before income taxes for the three months ended March 31, 2011 and 2010 are as follows:

	For the Three Months
	Ended March 31,
	2011	2010
	(in thousands)

Income Before Income Taxes	$11,580	$9,176
Change in Liability to Selling and Converting Shareholders	117	1,026
Unincorporated Business Taxes	(767)	(615)
Non-Controlling Interests	(9,340)	(8,291)
Non-GAAP Income Before Corporate Taxes	$1,590	$1,296

Our non-GAAP effective corporate tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was determined as follows:

	For the Three Months Ended March 31,
	2011		2010
		% of Non-GAAP		% of Non-GAAP
	Tax	Pre-tax Income	Tax	Pre-tax Income
	(in thousands)		(in thousands)

Federal Rate Applied to Non-GAAP Pre-tax Income	$541	34.0%	$441	34.0%
State and Local Taxes, Net of Federal Benefit	140	8.8%	111	8.6%
Non-GAAP Effective Tax Rate	$681	42.8%	$552	42.6%

Three Months Ended March 31, 2011 versus March 31, 2010

We recognized a $0.6 million income tax expense for the three months ended March 31, 2011, and a $0.1 million income tax benefit for the three months ended March 31, 2010.  The income tax expense/(benefit) for the three months ended March 31, 2011 and 2010 included $0.9 million and $1.3 million, respectively, of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset related to our tax receivable agreement.  Exclusive of these adjustments, the remaining income tax expense/(benefit) for the three months ended March 31, 2011 consisted of income tax expenses of $0.8 million in operating company unincorporated business taxes and $0.7 million of corporate income taxes.  For the three months ended March 31, 2010, the remaining income tax expense/(benefit) consisted of income tax expenses of $0.6 million for operating company unincorporated business taxes and $0.6 million of corporate income taxes.  The increase in these taxes is attributable primarily to an increase in taxable income.  As noted above, the non-GAAP effective tax rate increased slightly, from 42.6% for the three months ended March 31, 2010 to 42.8% for the three months ended March 31, 2011.  A comparison of the GAAP effective tax rate for the three months ended March 31, 2011 and 2010 is not meaningful due to the valuation allowance adjustments.

Non-Controlling Interests

Three Months Ended March 31, 2011 versus March 31, 2010

Net income attributable to non-controlling interests was $9.3 million and $8.3 million for the three months ended March 31, 2011 and 2010, respectively, and consisted almost entirely of our employees’ and outside investors’ interest in the income of the operating company.  The change in net income attributable to non-controlling interests reflects primarily the increase in our weighted average AUM, which had a corresponding positive impact on operating company revenues and income.

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

As of March 31, 2011, our cash and cash equivalents was $22.1 million, inclusive of $2.1 million in cash held by our consolidated investment partnership.  Advisory fees receivable was $16.1 million.  We also had approximately $3.2 million in investments set aside to satisfy our obligations under our deferred compensation program.
We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations.  As an investment management firm, our business has been materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended March 31, 2011, our weighted average AUM and revenues increased by 12.5% and 13.5%, respectively, compared to our weighted average AUM and revenues for the three months ended March 31, 2010.  These increases contributed to a 26.5% increase in our cash provided by operating activities during the same periods.

In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including, among other things, cash, working capital, investments, long-term liabilities, lease commitments, debt obligations, and operating company distributions.  Compensation is our largest expense.  To the extent we deem necessary and appropriate to run our business, recognizing the need to retain our key personnel, we have the ability to change the absolute levels of our compensation packages, as well as change the mix of their cash and non-cash components.  Historically, the Company has not tied its levels of compensation directly to revenue, as many Wall Street firms do.  Correspondingly, there is not a linear relationship between the Company’s compensation and the revenues it generates.  This generally has the effect of increasing operating margins in periods of increased revenues, but can reduce operating margins when revenue declines.

We continuously evaluate our staffing requirements and compensation levels with reference to our own liquidity position and external peer benchmarking data.  The result of this review directly influences management’s recommendations to our Board of Directors with respect to such staffing and compensation levels.

We anticipate that tax allocations to the members of our operating company, which consisted of 35 of our employees, certain unaffiliated persons, two former employees, and us, will continue to be a material financing activity.  Cash distributions to operating company members for partnership tax allocations would increase should the taxable income of the operating company increase.

We currently do not have any long-term debt.  Although we are comfortable with our current capital structure, in the current economic environment, it is uncertain whether additional or alternative sources of debt or equity financing would be available on acceptable terms, if required.

We do not anticipate meaningful outlays for internal investment or capital expenditures over the next twelve months.

We believe that our lack of long-term debt, and ability to vary cash compensation levels, have provided us with an appropriate degree of flexibility in providing for our liquidity needs.

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

Cash Flows

Operating activities provided $12.9 million and $10.2 million in cash flows for the three months ended March 31, 2011 and 2010, respectively.  The year-over-year increase in cash flows from operating activities was driven primarily by an increase in weighted average AUM, from $14.4 billion for the three months ended March 31, 2010, to $16.2 billion for the three months ended March 31, 2011, which had a corresponding positive impact on total revenues and profits.

Investing activities consist primarily of capital expenditures, as well as activity with related parties.  Investing activities used $0.7 million for the three months ended March 31, 2011, and provided less than $0.1 million for the three months ended March 31, 2010.  The year-over-year increase in cash flows used in investing activities was primarily due to an increase of $1.4 million in purchases of deferred compensation investments, offset by an increase of $0.8 million in proceeds from deferred compensation investments.

Financing activities consist primarily of borrowing arrangements and contributions from, and distributions to, non-controlling interests, which represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals made by the Company’s consolidated subsidiaries.  Financing activities used $6.6 million and $6.5 million for three months ended March 31, 2011 and 2010, respectively.  The increase in cash used in financing activities was primarily due to a $2.3 million increase in distributions to non-controlling interests and an increase of $0.3 million in dividend distributions, offset by a $2.5 million reduction in principal repayment associated with the repayment of our subordinated notes in 2010.

Consolidation

Or policy is to consolidate all majority-owned subsidiaries in which we have a controlling financial interest and variable-interest entities of which we are deemed to be the primary beneficiary.  We also consolidate non-variable-interest entities which we control as the general partner or managing member.  We assess our consolidation practices regularly, as circumstances dictate.  All significant inter-company transactions and balances have been eliminated.

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

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards and tax credits.  A valuation allowance is maintained for deferred tax assets that we estimate are more likely than not to be unrealizable based on available evidence at the time the estimate is made.  Determining the valuation allowance requires management to make significant judgments and assumptions.  In determining the valuation allowance, we use historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations.  Each quarter, we re-evaluate our estimate related to the valuation allowance, including our assumptions about future taxable income.

We believe that the accounting estimate related to the $60.6 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we were not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the institutional separate accounts we manage and the retail clients for which we act as sub-investment adviser.  As noted in Item 1A, “Risk Factors,” of our 2010 Form 10-K filed with the SEC on March 15, 2011, we experienced declines in AUM from the quarter ended September 30, 2007, through the quarter ended March 31, 2009, largely due to the volatility and disruption in the capital and credit markets.  During those periods, we experienced declines in revenue and profitability, and there can be no assurance that there will not be declines in our AUM, revenue and profitability should volatility and disruption in the capital and credit markets occur again in the future.  An economic downturn, and volatility in the global financial markets, could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.

Our revenue for the three months ended March 31, 2011 and 2010 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of marketable securities and investments in mutual funds.  At March 31, 2011, the fair value of these assets was $6.9 million.  Assuming a 10% increase or decrease, the fair value would have increased or decreased by $0.7 million at March 31, 2011.

Interest Rate Risk

Since the Company does not have any debt that bears interest at a variable rate, it does not have any direct exposure to interest rate risk at March 31, 2011.

Item 4.   Controls and Procedures.

During the course of their review of our consolidated financial statements as of March 31, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

In the normal course of business, we may be subject to various legal and administrative proceedings.

Currently, there are no material legal proceedings pending against us.

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth in Part 1, Item 1A of the Company’s 2010 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2011, the operating company granted an aggregate of 6,000 Class B units and the related 6,000 shares of Class B common stock to certain employee members.

The issuances did not involve any public offering, general advertising or general solicitation. The certificates representing the securities bear a restrictive legend. On the basis of these facts, the securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

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

Dated: May 4, 2011

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer

By:	/s/ GREGORY S. MARTIN
	Name:	Gregory S. Martin
	Title:	Chief Financial Officer (principal financial and accounting officer)