Form 10-Q
period 2011-06-30
Pzena Investment Management, Inc.
filed 2011-08-03
CIK 1399249

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 3, 2011, there were 9,904,187 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of August 3, 2011, there were 54,667,832 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
	PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc. as of June 30, 2011 (unaudited) and December 31, 2010	1
	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2011 and June 30, 2010	2
	Consolidated Statement of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Six Months Ended June 30, 2011	3
	Consolidated Statement of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2011 and June 30, 2010	4
	Notes to the Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	(Removed and Reserved)	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

SIGNATURES		32

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	June 30,	December 31,
	2011	2010
	(unaudited)

Assets
Cash and Cash Equivalents	$25,196	$16,381
Restricted Cash	1,422	1,420
Due from Broker	2,095	30
Advisory Fees Receivable	17,329	15,275
Investments, at Fair Value	6,339	3,323
Receivable from Related Parties	41	63
Other Receivables	118	210
Prepaid Expenses and Other Assets	697	914
Deferred Tax Asset, Net of Valuation Allowance of
$58,661 and $59,431, respectively	10,559	8,834
Property and Equipment, Net of Accumulated Depreciation
of $2,934 and $2,727, respectively	1,896	1,952
TOTAL ASSETS	$65,692	$48,402

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$9,551	$3,879
Due to Broker	9	—
Liability to Selling and Converting Shareholders	11,720	9,287
Deferred Compensation Liability	681	875
Other Liabilities	530	565
TOTAL LIABILITIES	22,491	14,606

Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares
Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000
Shares Authorized; 9,904,187 and 9,367,659 Shares
Issued and Outstanding in 2011 and 2010, respectively)	98	93
Class B Common Stock (Par Value $0.000001; 750,000,000
Shares Authorized; 54,484,796 and 55,012,324 Shares
Issued and Outstanding in 2011 and 2010, respectively)	—	—
Additional Paid-In Capital	11,360	10,836
Retained Earnings/(Accumulated Deficit)	1,581	(357)
Total Pzena Investment Mangement, Inc.'s Equity	13,039	10,572
Non-Controlling Interests	30,162	23,224
TOTAL EQUITY	43,201	33,796
TOTAL LIABILITIES AND EQUITY	$65,692	$48,402

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

REVENUE	$22,371	$19,388	$44,159	$38,538

EXPENSES
Compensation and Benefits Expense	8,260	7,263	16,648	14,651
General and Administrative Expense	2,056	2,169	4,003	4,090
TOTAL OPERATING EXPENSES	10,316	9,432	20,651	18,741
Operating Income	12,055	9,956	23,508	19,797

OTHER INCOME/(EXPENSE)
Interest Income	44	46	72	86
Dividend Income	60	66	71	99
Interest Expense	—	(77)	—	(232)
Net Realized and Unrealized Gain/(Loss) from Investments	186	(871)	441	(407)
Change in Liability to Selling and Converting Shareholders	(2,140)	1,118	(2,257)	92
Other Income/(Expense)	(121)	90	(171)	69
Total Other Income/(Expense)	(1,971)	372	(1,844)	(293)
Income Before Income Taxes	10,084	10,328	21,664	19,504
Income Tax Expense/(Benefit)	(516)	2,547	67	2,448
Net Income	10,600	7,781	21,597	17,056
Less: Net Income Attributable to Non-Controlling Interests	9,741	7,308	19,081	15,599
Net Income Attributable to Pzena Investment Management, Inc.	$859	$473	$2,516	$1,457

Net Income for Basic Earnings per Share	$859	$473	$2,516	$1,457
Basic Earnings per Share	$0.09	$0.05	$0.26	$0.16
Basic Weighted Average Shares Outstanding	9,904,187	9,367,659	9,646,298	9,002,379

Net Income for Diluted Earnings per Share	$859	$473	$13,390	$10,464
Diluted Earnings per Share	$0.09	$0.05	$0.21	$0.16
Diluted Weighted Average Shares Outstanding	9,904,187	9,367,659	65,070,712	65,012,960

Cash Dividends per Share of Class A Common Stock	$0.03	$0.03	$0.06	$0.03

 See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share amounts)

	Shares of	Shares of			Retained
	Class A	Class B	Class A	Additional	Earnings/	Non-
	Common	Common	Common	Paid-In	(Accumulated	Controlling
	Stock	Stock	Stock	Capital	Deficit)	Interests	Total

Balance at December 31, 2010	9,367,659	55,012,324	$93	$10,836	$(357)	$23,224	$33,796
Unit Conversion	536,528	(536,528)	5	299	—	(258)	46
Directors' Shares	—	—	—	21	—	119	140
Amortization of Non-Cash Compensation	—	9,000	—	252	—	1,431	1,683
Net Income	—	—	—	—	2,516	19,081	21,597
Contributions from Non-Controlling Interests	—	—	—	—	—	250	250
Distributions to Non-Controlling Interests	—	—	—	(48)	—	(16,103)	(16,151)
Effect of Consolidation of Affiliates	—	—	—	—	—	2,418	2,418
Class A Cash Dividends Declared and Paid
($0.06 per share)	—	—	—	—	(578)	—	(578)
Balance at June 30, 2011	9,904,187	54,484,796	$98	$11,360	$1,581	$30,162	$43,201

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

OPERATING ACTIVITIES
Net Income	$10,600	$7,781	$21,597	$17,056
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	104	107	207	214
Non-Cash Compensation	1,180	822	2,363	1,664
Director Share Grant	70	14	140	27
Net Realized and Unrealized Loss/(Gain) from Investments	(186)	871	(441)	407
Change in Liability to Selling and Converting Shareholders	2,140	(1,118)	2,257	(92)
Deferred Income Taxes	(1,254)	1,869	(1,439)	1,098

Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(1,187)	134	(2,054)	58
Due from Broker	(1,115)	(55)	(1,663)	45
Restricted Cash	(1)	(5)	(2)	(9)
Prepaid Expenses and Other Assets	4	(3)	316	(136)
Due to Broker	(1,765)	88	3	(636)
Accounts Payable, Accrued Expenses, and Other Liabilities	3,744	3,070	4,782	4,363
Tax Receivable Agreement Payments	—	—	(84)	—
Purchases of Investments	(9,015)	(2,358)	(20,415)	(3,511)
Proceeds from Sale of Investments	9,755	3,284	20,393	4,151
Net Cash Provided by Operating Activities	13,074	14,501	25,960	24,699

INVESTING ACTIVITIES
Purchases of Deferred Compensation Investments	—	—	(1,433)	—
Proceeds from Sale of Deferred Compensation Investments	—	—	847	—
Proceeds from Sale of Investments	—	2,824	—	2,824
Receivable from Related Parties	3	—	22	40
Purchase of Property and Equipment	(34)	(3)	(151)	(10)
Net Cash Provided by/(Used In) Investing Activities	(31)	2,821	(715)	2,854

FINANCING ACTIVITIES
Distributions to Non-Controlling Interests	(9,854)	(9,927)	(16,150)	(13,903)
Contributions from Non-Controlling Interests	250	4,321	250	4,321
Retirement of B Units	—	—	—	(2)
Term Loan and Senior Subordinated Notes Repayment	—	(7,500)	—	(10,000)
Dividends	(297)	(281)	(578)	(281)
Net Cash Used in Financing Activities	(9,901)	(13,387)	(16,478)	(19,865)
NET CHANGE IN CASH	$3,142	$3,935	$8,767	$7,688

CASH AND CASH EQUIVALENTS - Beginning of Period	$22,054	$19,661	$16,381	$15,908
Effect of Consolidation of Affiliates	—	—	48	—
Net Change in Cash	3,142	3,935	8,767	7,688
CASH AND CASH EQUIVALENTS - End of Period	$25,196	$23,596	$25,196	$23,596

Supplementary Cash Flow Information:
Interest Paid	$—	$77	$—	$232
Income Taxes Paid	$1,239	$1,131	$2,120	$1,954

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

Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of June 30, 2011, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following entities as of June 30, 2011:

		Operating Company's
		Ownership at
Legal Entity	Type of Entity (Date of Formation)	June 30, 2011
Pzena Investment Management, PTY	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	0.0%
Pzena International Value Service	Delaware Limited Liability Company (12/22/2003)	0.0%

Note 2—Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations.  The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest, which includes the Pzena Investment Management Special Situations, LLC, and the Pzena Investment Management, PTY, as well as variable-interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary, which includes the Pzena Large Cap Value Fund and the Pzena International Value Service.  These majority-owned subsidiaries in which the Company has a controlling financial interest and VIEs where the Company is deemed to be the primary beneficiary are collectively referred to as “consolidated subsidiaries.”  As required by the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company also consolidates or consolidated non-variable-interest entities in which it acts or acted as the general partner or managing member.  All of these entities represent or represented private investment partnerships over which the Company exercises or exercised control.  Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company.  All significant inter-company transactions and balances have been eliminated.

The operating company is the managing member of the Europe, Australasia, and Far East (EAFE) Value Service (legally known as Pzena International Value Service), a limited liability company.  Neither the Company, nor the operating company, holds an equity ownership percentage in this entity at June 30, 2011, or held an equity ownership percentage during the periods presented.  Since the holders of the equity investment in this partnership lack a controlling financial interest, this entity is deemed a VIE.  As of February 1, 2011, as a result of a shift in the equity ownership of the entity on that date, the operating company was considered the primary beneficiary of this entity.  Correspondingly, the EAFE Value Service was consolidated as of February 1, 2011.  At June 30, 2011, EAFE Value Service’s $2.2 million in net assets were included in the Company's consolidated statements of financial condition.

Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company.  A majority of the trustees are not the holders of the equity investment in this Trust.  Since the holders of the equity investment in this partnership lack a controlling financial interest, this entity is deemed a VIE.  The Company is considered the primary beneficiary of this VIE.  At June 30, 2011, Pzena Large Cap Value Fund’s $0.9 million of net assets were included in the Company’s consolidated statements of financial condition.

All of the consolidated investment partnerships are, or were, investment companies under the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies.  The Company has retained the specialized accounting for these partnerships pursuant to the Consolidation of Partnerships and Similar Entities Subtopic of the FASB ASC.  Thus, the Company reports these investment partnerships’ investments in equity securities at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

VIEs that are not consolidated continue to receive investment management services from the Company, and are vehicles through which the Company offers its Global Value and/or EAFE Value strategies.  The total net assets of these VIEs was approximately $270.5 million and $515.6 million at June 30, 2011 and December 31, 2010, respectively.  Neither the Company nor the operating company were exposed to losses as a result of its involvement with these entities because they had no direct investment in them.

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

Fair Values of Financial Instruments:

The carrying amounts of all financial instruments in the consolidated statements of financial condition are presented at their fair value.

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms.  Advisory fee income also includes incentive fees that may be earned by the Company depending on the investment return of the assets under management.  Incentive fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the incentive fees earned.  In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Incentive fees are generally payable annually.  Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, such incentive fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  For the three months ended June 30, 2011 and 2010, the Company recognized approximately $1.0 million and $0.1 million in incentive fee income.  For the six months ended June 30, 2011 and 2010, the Company recognized approximately $1.3 million and $0.3 million, respectively, in incentive fee income.

Earnings per Share:

Basic earnings per share is computed by dividing the Company’s net income or loss attributable to its common stockholders by the weighted average number of shares outstanding during the reporting period.  Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding operating company membership units, as well as operating company phantom units and outstanding operating company unit options and options to purchase Class A Common Stock, to the extent they would have a dilutive effect on net income per share for the reporting period.  Net income or loss for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate, exclusive of adjustments associated with both the valuation allowance and the liability to selling and converting shareholders.  When this conversion results in an increase in earnings per share or a decrease in loss per share, diluted net income and diluted earnings per share are assumed to be equal to basic net income and basic earnings per share for the reporting period.

For the three and six months ended June 30, 2011 and 2010, the Company’s diluted net income was determined as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Non-Controlling Interests of Pzena Investment Management, LLC	$9,740	$7,470	$19,030	$15,761
Less: Assumed Corporate Income Taxes	4,177	3,201	8,156	6,754
Assumed After-Tax Income of Pzena Investment Management, LLC	$5,563	$4,269	$10,874	$9,007

Assumed After-Tax Income of Pzena Investment Management, LLC	$5,563	$4,269	$10,874	$9,007
Net Income of Pzena Investment Management, Inc.	859	473	2,516	1,457
Diluted Net Income (1)	$6,422	$4,742	$13,390	$10,464

          (1)     Since the assumed incremental income results in an increase in per share income for the three months ended June 30, 2011 and 2010, diluted net income and diluted earnings per share are assumed to be equal to basic net income and basic earnings per share for the reporting period.

For the three and six months ended June 30, 2011 and 2010, the following units and options to purchase operating company unit, shares of Class A common stock and options to purchase Class A common stock, and phantom operating company units were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for the respective periods:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Operating Company Units	54,484,796	54,931,418	—	—
Options to Purchase Operating Company Units	3,648,117	3,618,872	989,476	1,620,060
Options to Purchase Shares of Class A Common Stock	961,750	961,750	—	961,750
Phantom Operating Company Units	152,701	142,555	30,000	84,916
Total	59,247,364	59,654,595	1,019,476	2,666,726

For the three and six months ended June 30, 2011 and 2010, the Company’s basic and diluted earnings per share were determined as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands, except share and per-share amounts)

Net Income for Basic Earnings per Share	$859	$473	$2,516	$1,457
Basic Weighted Average Shares Outstanding	9,904,187	9,367,659	9,646,298	9,002,379
Basic Earnings per Share	$0.09	$0.05	$0.26	$0.16

Net Income for Diluted Earnings per Share	$859	$473	$13,390	$10,464
Dilutive Effect of Operating Company B Units (1)	—	—	54,742,805	55,326,546
Dilutive Effect of Phantom Units (1)	—	—	14,415	19,057
Dilutive Effect of Options (1)	—	—	667,194	664,978
Diluted Weighted Average Shares Outstanding	9,904,187	9,367,659	65,070,712	65,012,960
Diluted Earnings per Share	$0.09	$0.05	$0.21	$0.16

                      (1)     Since the assumed incremental income results in an increase in per share income for the three months ended June 30, 2011 and 2010, the assumed effects of the conversion of operating company Class B units, options to purchase operating company units, options to purchase Class
                               A common stock, and phantom operating company units are excluded from the calculation of diluted income per share.

Cash and Cash Equivalents:

At June 30, 2011, cash and cash equivalents was $25.2 million.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposit and other accounts whose balances, at times, exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

The Company maintains a compensating balance of $1.4 million at June 30, 2011 as collateral for a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its New York office space.  Such amount is recorded in restricted cash in the consolidated statements of financial condition.

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

The following table presents these instruments’ fair value at June 30, 2011:

	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Equity Securities	$3,112	$—	$—
Investments in Mutual Funds	3,227	—	—
Total Fair Value	$6,339	$—	$—

The following table presents these instruments’ fair value at December 31, 2010:

	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Equity Securities	$842	$—	$—
Investments in Mutual Funds	2,481	—	—
Total Fair Value	$3,323	$—	$—

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.  For the three months ended June 30, 2011 and 2010, approximately 8.1% and 10.5%, respectively, of the Company’s advisory fees were generated from an advisory agreement with one client.  For the six months ended June 30, 2011 and 2010, approximately 8.3% and 10.0%, respectively, of the Company’s advisory fees were generated from an advisory agreement with one client.  At June 30, 2011 and December 31, 2010, no allowance for doubtful accounts has been deemed necessary.

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

The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At June 30, 2011, the Company had a $58.7 million valuation allowance against the deferred tax asset recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock.  At December 31, 2010, the Company had a $59.4 million valuation allowance against this deferred tax asset.  The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.  The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

Foreign Currency:

Investment securities and other assets and liabilities denominated in foreign currencies are remeasured into U.S. dollar amounts at the date of valuation.  Purchases and sales of investment securities, and income and expense items denominated in foreign currencies, are remeasured into U.S. dollar amounts on the respective dates of such transactions.

The Company does not isolate the portion of the results of its operations resulting from the impact of changes in foreign exchange rates on its investments, from the fluctuations arising from changes in market prices of securities held.  Such fluctuations are included in net realized and unrealized gain/(loss) on investments in the consolidated statements of operations.

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

    The functional currency of the Company is the United States Dollar.  The functional currency of the Company’s representative office in Australia is the Australian Dollar.  Assets and liabilities of this office are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  Any resulting unrealized cumulative translation adjustment is recorded net of taxes as a component of accumulated other comprehensive income in equity.  As of June 30, 2011, the Company did not record any accumulated other comprehensive income.

Note 3—Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	June 30,	December 31,
	2011	2010
	(in thousands)

Leasehold Improvements	$2,145	$2,145
Furniture and Fixtures	1,164	1,164
Computer Hardware	1,036	887
Office Equipment	271	271
Computer Software	214	212
Total	4,830	4,679
Less: Accumulated Depreciation and Amortization	(2,934)	(2,727)
Total	$1,896	$1,952

Depreciation is included in general and administrative expense and totaled $0.1 million for each of the three months ended June 30, 2011 and 2010.  Such expenses totaled $0.2 million for each of the six months ended June 30, 2011 and 2010.

Note 4—Related Party Transactions

For the three months ended June 30, 2011 and 2010, the Company earned $0.7 million and $1.0 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company.  For the six months ended June 30, 2011 and 2010, the Company earned $1.7 million and $2.1 million, respectively, in such fees.  The Company is not the primary beneficiary of these VIEs.

At both June 30, 2011 and December 31, 2010, the Company had less than $0.1 million remaining of an advance to an international investment company for organization and start-up costs, which is included in receivable from related parties on the consolidated statements of financial condition.  The Company is the sponsor and investment manager of this entity.  This entity is included in the previously mentioned unconsolidated VIEs, of which the Company is not considered the primary beneficiary.

At June 30, 2011 and December 31, 2010, receivables from related parties included less than $0.1 million of loans to employees.  The Company has, in the past, issued loans that were in the form of forgivable promissory notes, which were amortized through compensation expense pursuant to their terms.  For the six months ended June 30, 2010, less than $0.1 million of such amortization was recognized through compensation and benefits expense.   No such amortization was recognized for the three months ended June 30, 2010.  The Company did not have any forgivable promissory notes at June 30, 2011 or December 31, 2010.

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

The Company leases office space under a non-cancelable operating lease agreement which expires on October 31, 2015.  The Company reflects minimum lease expense for its headquarters on a straight-line basis over the lease term.  Lease expenses totaled $0.5 million for each of the three months ended June 30, 2011 and 2010, and are included in general and administrative expense.  Such expenses totaled $1.1 million for each of the six months ended June 30, 2011 and 2010.  Lease expenses are presented net of sublease income.

Note 6—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Cash Compensation and Other Benefits	$7,080	$6,441	$14,285	$12,987
Non-Cash Compensation	1,180	822	2,363	1,664
Total Compensation and Benefits Expense	$8,260	$7,263	$16,648	$14,651

For the three and six months ended June 30, 2011 and 2010, the Company awarded no options to acquire Class B units under the Pzena Investment Management, LLC 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) and no options to acquire Class A common stock under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (the “2007 Equity Incentive Plan”).

For the three months ended June 30, 2011 and 2010, the Company recognized approximately $0.7 million and $0.5 million, respectively, in compensation and benefits expense associated with the amortization of all operating company Class B units and options to acquire Class B units under the 2006 Equity Incentive Plan, and options to acquire Class A common stock issued under the 2007 Equity Incentive Plan.  For the six months ended June 30, 2011 and 2010, the Company recognized approximately $1.4 million and $1.0 million in such compensation and benefits expense.

For the six months ended June 30, 2011 and 2010, the operating company granted 6,000 and 7,000, respectively, restricted Class B units and the related shares of Class B common stock to certain members pursuant to the 2006 Equity Incentive Plan.  No such units were granted for the three months ended June 30, 2011 and 2010.  These unit grants each vest ratably over a four-year period commencing January 1, 2011 and 2010, respectively.  The amortization of all unit-based awards was not material for either of the three and six months ended June 30, 2011 and 2010.

Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), which became effective January 1, 2007, was amended and restated as of October 30, 2007, and was further amended as of October 31, 2008, eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  Amounts deferred may be credited to an investment account, take the form of phantom Class B units, or be invested in money market funds at the employee’s discretion, and vest ratably over four years.  At June 30, 2011 and December 31, 2010, the liability associated with deferred compensation investment accounts was approximately $0.7 million and $0.9 million, respectively, which is recorded in the deferred compensation liability on the consolidated statement of financial condition.  For the three months ended June 30, 2011 and 2010, the Company recognized approximately $0.5 million and $0.3 million, respectively, in compensation and benefits expense associated with the amortization of all deferred compensation awards.  For the six months ended June 30, 2011 and 2010, the Company recognized approximately $1.0 million and $0.6 million in such expense.

    As of June 30, 2011 and December 31, 2010, the Company had approximately $2.9 million and $4.5 million, respectively, in unrecorded compensation expense related to unvested operating company phantom Class B units issued pursuant to our deferred compensation plan, operating company Class B unit and option grants issued under the 2006 Equity Incentive Plan, and Class A common stock option grants issued under the 2007 Equity Incentive Plan.

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

The components of the income tax expense/(benefit) are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Current Provision:
Unincorporated Business Taxes	$737	$678	$1,505	$1,349
Local Corporate Tax	—	—	—	—
State Corporate Tax	—	—	—	—
Federal Corporate Tax	—	—	—	—
Total Current Provision	$737	$678	$1,505	$1,349

Deferred Provision:
Unincorporated Business Taxes	$(38)	$(56)	$(39)	$(112)
Local Corporate Tax	87	58	164	116
State Corporate Tax	153	110	289	221
Federal Corporate Tax	525	378	993	761
Total Deferred Provision	$727	$490	$1,407	$986

Change in Valuation Allowance	(1,980)	1,379	(2,845)	113

Total Income Tax Expense/(Benefit)	$(516)	$2,547	$67	$2,448

For the three and six months ended June 30, 2011 and 2010, the Company’s pre-tax income was determined as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Income Before Income Taxes	$10,084	$10,328	$21,663	$19,504
Unincorporated Business Taxes	(699)	(622)	(1,466)	(1,237)
Non-Controlling Interests	(9,741)	(7,308)	(19,081)	(15,599)
Income/(Loss) Before Corporate Taxes	$(356)	$2,398	$1,116	$2,668

    The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.  It is the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in total income tax expense/(benefits) on the consolidated statement of operations.  For the three and six months ended June 30, 2011 and 2010, no such expenses were recognized.  As of June 30, 2011 and December 31, 2010, no such accruals were recorded.

The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2007.  All tax years subsequent to, and including, 2007 are considered open and subject to examination by tax authorities.

    The acquisition of the operating company Class B units, noted below, has allowed the Company to make an election under Section 754 of the Internal Revenue Code (“Section 754”) to step up its tax basis in the net assets acquired.  This step up is deductible for tax purposes over a 15-year period.  Based on the net proceeds of the initial public offering and tax basis of the operating company, this election has given rise to a deferred tax asset of approximately $68.7 million.

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

During the three and six months ended June 30, 2011, after giving effect to the exchange discussed earlier, the Company’s valuation allowance was reduced by approximately $2.0 million and $2.8 million, respectively, due to revised estimates of future taxable income.  To reflect this change in the estimated realization of the asset, the Company correspondingly increased its liability to selling and converting shareholders by $2.1 million and $2.3 million, respectively, for the three and six months ended June 30, 2011.  During the three and six months ended June 30, 2010, after giving effect to the exchange discussed earlier, the Company’s valuation allowance was increased by approximately $1.4 million and $0.1 million, respectively, due to revised estimates of future taxable income.  To reflect this change in the estimated realization of the asset, the Company correspondingly decreased its liability to selling and converting shareholders by $1.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2010.  The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense/(benefit) and other expense, respectively, on the consolidated statements of operations.  As of June 30, 2011 and December 31, 2010, the net values of all deferred tax assets were approximately $10.6 million and $8.8 million, respectively.

As of June 30, 2011 and December 31, 2010, the net values of the liability to selling and converting shareholders were approximately $11.7 million and $9.3 million, respectively.

The change in the Company’s deferred tax assets, net of valuation allowance, for the three and six months ended June 30, 2011 is summarized as follows:

			Valuation
	Section 754	Other	Allowance	Total
	(in thousands)

Balance at December 31, 2010	$65,468	$2,797	$(59,431)	$8,834
Deferred Tax Expense	(777)	96	—	(681)
Unit Exchange	2,381	—	(2,075)	306
Change in Valuation Allowance	—	—	865	865
Balance at March 31, 2011	$67,072	$2,893	$(60,641)	$9,324
Deferred Tax Expense	(816)	71	—	(745)
Change in Valuation Allowance	—	—	1,980	1,980
Balance at June 30, 2011	$66,256	$2,964	$(58,661)	$10,559

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the three and six months ended June 30, 2011 is summarized as follows:

Total
(in thousands)

Balance at December 31, 2010	$(51)
Deferred Tax Expense	1
Balance at March 31, 2011	$(50)
Deferred Tax Expense	19
Balance at June 30, 2011	$(31)

The change in the Company’s deferred tax assets, net of valuation allowance, for the three and six months ended June 30, 2010 is summarized as follows:

			Valuation
	Section 754	Other	Allowance	Total
	(in thousands)

Balance at December 31, 2009	$65,006	$2,001	$(60,253)	$6,754
Deferred Tax Expense	(726)	173	—	(553)
Unit Exchange	3,577	—	(3,186)	391
Change in Valuation Allowance	—	—	1,266	1,266
Balance at March 31, 2010	$67,587	$2,174	$(62,173)	$7,858
Deferred Tax Expense	(849)	303	—	(546)
Change in Valuation Allowance	—	—	(1,379)	(1,379)
Balance at June 30, 2010	$67,008	$2,477	$(63,552)	$5,933

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the three and six months ended June 30, 2010 is summarized as follows:

Total
(in thousands)

Balance at December 31, 2009	$(275)
Deferred Tax Expense	56
Balance at March 31, 2010	$(219)
Deferred Tax Expense	56
Balance at June 30, 2010	$(163)

Note 8—Investments, at Fair Value

Investments in equity securities consisted of the following at June 30, 2011:

	Cost	Unrealized Gain	Fair Value
	(in thousands)

Equity Securities	$2,796	$316	$3,112
Mutual Funds	2,839	388	3,227
Total	$5,635	$704	$6,339

Investments in equity securities consisted of the following at December 31, 2010:

	Cost	Unrealized Gain	Fair Value
	(in thousands)

Equity Securities	$736	$106	$842
Mutual Funds	2,043	438	2,481
Total	$2,779	$544	$3,323

Note 9—Non-Controlling Interests

Non-controlling interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$9,740	$7,470	$19,030	15,761
Non-Controlling Interest of Consolidated Investment Partnerships	1	(162)	51	(162)
Non-Controlling Interests	$9,741	$7,308	$19,081	$15,599

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

Note 11—Shareholders’ Equity

The Company functions as the holding company through which the business of its operating company is conducted.  Concurrently with the consummation of the Company’s initial public offering on October 30, 2007, the operating agreement of the operating company was amended and restated such that, among other things, the Company became the sole managing member of the operating company.  As a result of these transactions: (i) the Company has consolidated the financial results of the operating company with its own and reflected the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) the Company recognizes income generated from its economic interest in the operating company’s net income.  Additionally, the Class B units of the operating company that the Company acquired were reclassified as Class A units of the operating company.  Class A and Class B units of the operating company have the same economic rights per unit.  As of June 30, 2011, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 15.4% and 84.6%, respectively, of the economic interests in the operations of the business.  As of December 31, 2010, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 14.5% and 85.5%, respectively, of the economic interests in the operations of the business.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At June 30, 2011, our assets under management, or AUM, was $15.9 billion.  We manage separate accounts on behalf of institutions and high net worth individuals, and act as sub-investment adviser for a variety of SEC-registered mutual funds and offshore funds.

We function as the holding company through which the business of our operating company, Pzena Investment Management, LLC (the “operating company”), is conducted.  Concurrently with the consummation of our initial public offering and reorganization on October 30, 2007, we became the sole managing member of the operating company.  As such, we now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and other investors’ collective membership interest in our operating company, we reflect their ownership as a non-controlling interest in our consolidated financial statements.  As a result, we have consolidated the financial results of the operating company with our own and reflected the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements and we recognize income generated from our economic interest in the operating company’s net income.  As of June 30, 2011, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 15.4% and 84.6%, respectively, of the economic interests in the operations of our business.

Non-GAAP Net Income

Our results for the three and six months ended June 30, 2011 and 2010 included adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.  We believe that these accounting adjustments add a measure of non-operational complexity which partially obscures the underlying performance of the business.  In evaluating the financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted net income per share were $6.6 million and $0.10, respectively, for the three months ended June 30, 2011, and $5.0 million and $0.08, respectively, for the three months ended June 30, 2010.  Excluding the same adjustments, non-GAAP diluted net income and non-GAAP diluted net income per share were $12.8 million and $0.20, respectively, for the six months ended June 30, 2011, and $10.5 million and $0.16, respectively, for the six months ended June 30, 2010.  GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our effective tax rate.  When this conversion results in an increase in earnings per share or a decrease in loss per share, diluted net income and diluted earnings per share are assumed to be equal to basic net income and basic earnings per share for the reporting period.  The Company’s effective tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was 42.9% for each of the three and six months ended June 30, 2011 and 42.7% for each of the three and six months ended June 30, 2010 as noted in the section “Operating Results—Income Tax Expense/(Benefit),” below.

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

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands, except share and per-share amounts)

GAAP Net Income	$859	$473	$2,516	$1,457
Net Effect of Tax Receivable Agreement	160	261	(588)	21
Non-GAAP Net Income	$1,019	$734	$1,928	$1,478

GAAP Non-Controlling Interest of Pzena Investment Management, LLC	$9,740	$7,470	$19,030	$15,761
Less: Assumed Corporate Income Taxes	4,177	3,201	8,156	6,754
Assumed After-Tax Income of Pzena Investment Management, LLC	$5,563	$4,269	$10,874	$9,007
Non-GAAP Net Income of Pzena Investment Management, Inc.	1,019	734	1,928	1,478
Non-GAAP Diluted Net Income	$6,582	$5,003	$12,802	$10,485

Diluted Earnings Per Share Attributable to
Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$6,582	$5,003	$12,802	$10,485
Non-GAAP Diluted Earnings per Share	$0.10	$0.08	$0.20	$0.16
Non-GAAP Diluted Weighted Average Shares Outstanding	65,054,033	65,021,332	65,070,712	65,012,960

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

Pursuant to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), we have issued restricted units and options to purchase units in the operating company.  We use a fair-value method in recording the compensation expense associated with the granting of these restricted units, and options to purchase units, to new and existing members under the 2006 Equity Incentive Plan.  Under this method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the award’s vesting period.  The fair value of the units is determined by reference to the market price of our Class A common stock on the date of grant, since these units are exchangeable for shares of our Class A common stock on a one-for-one basis.  The fair value of the options to purchase units is determined by using an appropriate option pricing model on the grant date.

Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  These deferred amounts may be invested, at the employee’s discretion, in certain third-party mutual funds, restricted phantom units of our operating company, or money market funds.  Amounts deferred in any calendar year reduce that year’s cash compensation expense and vest ratably over a four-year period beginning on January 1st of the next year.  At June 30, 2011 and December 31, 2010, the liability associated with deferred compensation investment accounts was approximately $0.7 million and $0.9 million, respectively, which is recorded in the deferred compensation liability on the consolidated statement of financial condition.  For the three months ended June 30, 2011 and 2010, the Company recognized approximately $0.7 million and $0.5 million, respectively, in compensation and benefits expense associated with the amortization of all operating company Class B units and options to acquire Class B units issued under the 2006 Equity Incentive Plan, and options to acquire Class A common stock issued under the 2007 Equity Incentive Plan.  For the six months ended June 30, 2011 and 2010, the Company recognized approximately $1.4 million and $1.0 million in such compensation and benefits expense.  Should additional amounts be deferred in future years, we would expect the non-cash portion of our compensation expense to increase as the previously and subsequently deferred amounts are amortized through income.

As of June 30, 2011, we had approximately $2.9 million in total unrecorded compensation expense related to unvested operating company phantom units issued pursuant to our Bonus Plan, operating company unit and option grants issued under the 2006 Equity Incentive Plan, and stock and option grants issued under our Pzena Investment Management, Inc. 2007 Equity Incentive Plan (the “2007 Equity Incentive Plan”).  We expect that the amortization of these amounts will be approximately $1.6 million in the remainder of 2011, $0.9 million in 2012, $0.2 million in 2013, and $0.2 million in 2014.

General and Administrative Expense

General and administrative expense includes office rent and other expenses, professional and outside services fees, depreciation, and the costs associated with operating and maintaining our research, trading, and portfolio accounting systems.  Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the overall size and scale of our business operations.

We incur additional expenses associated with being a public company for, among other things, director and officer insurance, director fees, SEC reporting and compliance (including Sarbanes-Oxley and Dodd-Frank compliance), professional fees, transfer agent fees, and other similar expenses.  These additional expenses have and will continue to reduce our net income.

Other Income/(Expense)

Other income/(expense) is derived primarily from investment income or loss arising from our consolidated investment partnerships, our investments in various private investment vehicles that we employ to incubate new strategies, income or loss arising from our investments in third-party mutual funds, interest expense on our outstanding debt prior to its repayment, and interest income generated on our cash balances.  Other income/(expense) is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was executed in connection with our reorganization and offering on October 30, 2007.  As discussed further below, under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our acquisitions of our operating company’s units from our selling and converting shareholders.  Amounts waived by our selling and converting shareholders, if any, reduce this liability. We expect the interest and investment components of other income/(expense), in the aggregate, to fluctuate based on market conditions and the performance of our consolidated investment partnerships and other investments.

Non-Controlling Interests

Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence.  After our reorganization, we became the sole managing member of our operating company and now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company’s net income.  As of June 30, 2011, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 15.4% and 84.6%, respectively, of the economic interests in the operations of the business.

Income Tax Expense/(Benefit)

While our operating company has historically not been subject to U.S. federal and certain state income taxes, it has been subject to New York City Unincorporated Business Tax.  As a result of our reorganization, we are now subject to taxes applicable to C-corporations.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  As of June 30, 2011 and December 31, 2010, our valuation allowance against the deferred tax asset associated with our acquisition of operating company units in conjunction with the offering and subsequent exchanges was $58.7 million and $59.4 million, respectively.

Operating Results

Assets Under Management and Flows

As of June 30, 2011, our approximately $15.9 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The performance and AUM of our five largest investment strategies as of June 30, 2011 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional accounts and our retail accounts for the three and six months ended June 30, 2011 and 2010, and for the six and twelve months ended June 30, 2011, is described below.  Inflows are composed solely of the investment of new or additional assets by new or existing clients.  Outflows consist solely of redemptions of assets by existing clients.

					For the
	For the Three Months		For the Six Months		Twelve Months
	Ended June 30,		Ended June 30,		Ended June 30,
Assets Under Management	2011	2010	2011	2010	2011
	(in billions)
Institutional Accounts
Beginning of Period Assets	$13.0	$11.7	$12.5	$10.7	$10.0
Inflows	0.7	0.3	1.0	0.7	2.2
Outflows	(0.7)	(0.5)	(1.2)	(0.8)	(2.2)
Net Flows	—	(0.2)	(0.2)	(0.1)	—
Market Appreciation/(Depreciation)	(0.1)	(1.5)	0.6	(0.6)	2.9
End of Period Assets	$12.9	$10.0	$12.9	$10.0	$12.9
Retail Accounts
Beginning of Period Assets	$3.3	$3.7	$3.1	$3.6	$3.1
Inflows	0.2	0.4	0.5	0.7	1.1
Outflows	(0.5)	(0.5)	(0.8)	(1.0)	(2.0)
Net Flows	(0.3)	(0.1)	(0.3)	(0.3)	(0.9)
Market Appreciation/(Depreciation)	—	(0.5)	0.2	(0.2)	0.8
End of Period Assets	$3.0	$3.1	$3.0	$3.1	$3.0
Total
Beginning of Period Assets	$16.3	$15.4	$15.6	$14.3	$13.1
Inflows	0.9	0.7	1.5	1.4	3.3
Outflows	(1.2)	(1.0)	(2.0)	(1.8)	(4.2)
Net Flows	(0.3)	(0.3)	(0.5)	(0.4)	(0.9)
Market Appreciation/(Depreciation)	(0.1)	(2.0)	0.8	(0.8)	3.7
End of Period Assets	$15.9	$13.1	$15.9	$13.1	$15.9

The following table describes the allocation of our AUM among our investment strategies, as of June 30, 2011 and 2010:

	AUM at June 30,
Investment Strategy	2011	2010
	(in billions)

U.S. Value Strategies	$9.9	$8.8
Global Value Strategies	3.8	2.6
Europe, Australasia, and Far East Value Strategies	2.2	1.7
Total	$15.9	$13.1

In 2010, and continuing through the six months ended June 30, 2011, the performance of our investment strategies improved alongside the significant improvement in the equity markets.  As a result of the continued improvements in the performance of our investment strategies and the equity markets, our AUM increased by $2.8 billion, or 21.4%, from $13.1 billion at June 30, 2010, to $15.9 billion at June 30, 2011.

As of June 30, 2011, we managed $12.9 billion in institutional accounts and $3.0 billion in retail accounts, for a total of $15.9 billion in assets under management.  For the three months ended June 30, 2011, we experienced total gross outflows of $1.2 billion and market depreciation of $0.1 billion, which were offset by total gross inflows of $0.9 billion.  For the three months ended June 30, 2011, assets in institutional accounts decreased by $0.1 billion, or 0.8%, due to $0.7 billion in gross outflows and $0.1 billion in market depreciation, offset by $0.7 billion in gross inflows.  For the three months ended June 30, 2011, assets in retail accounts decreased by $0.3 billion, or 9.1%, as a result of $0.5 billion in gross outflows, offset by $0.2 billion in gross inflows.

For the six months ended June 30, 2011, we experienced total gross outflows of $2.0 billion, which were offset by total gross inflows of $1.5 billion and market appreciation of $0.8 billion.  For the six months ended June 30, 2011, assets in institutional accounts increased by $0.4 billion, or 3.2%, due to $1.0 billion in gross inflows and $0.6 billion in market appreciation, offset by $1.2 billion in gross outflows.  For the six months ended June 30, 2011, assets in retail accounts decreased by $0.1 billion, or 3.2%, as a result of $0.8 billion in gross outflows, offset by $0.5 billion in gross inflows and $0.2 billion in market appreciation.

For the six months ended June 30, 2010, we experienced total gross outflows of $1.8 billion and market depreciation of $0.8 billion, which were offset by total gross inflows of $1.4 billion.  For the six months ended June 30, 2010, assets in institutional accounts decreased by $0.7 billion, or 6.5%, due to $0.8 billion in gross outflows and $0.6 billion in market depreciation, offset by $0.7 billion in gross inflows.  For the six months ended June 30, 2010, assets in retail accounts decreased by $0.5 billion, or 13.9%, as a result of $1.0 billion in gross outflows and $0.2 billion in market depreciation, offset by $0.7 billion in gross inflows.

As of June 30, 2011, institutional accounts represented 81.1% of our total AUM, compared to 76.3% at June 30, 2010.  As of June 30, 2011, our EAFE Value and Global Value investment strategies accounted for 37.7% of our AUM, compared to 32.8% at June 30, 2010.

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

Given our higher weighted average AUM for the three and six months ended June 30, 2011 compared to that of the three and six months ended June 30, 2010, our revenues for the three and six months ended June 30, 2011 increased from our revenues for the three and six months ended June 30, 2010.  An increase in weighted average AUM and in revenues typically results in higher operating income and net income.  We would expect pressure on our operating margins in the future if average AUM and revenues were to decline.  For the three months ended June 30, 2011, our operating expenses increased by $0.9 million, or 9.6%, from $9.4 million for the three months ended June 30, 2010, to $10.3 million for the three months ended June 30, 2011.  For the six months ended June 30, 2011, our operating expenses increased by $2.0 million, or 10.7%, from $18.7 million for the six months ended June 30, 2010, to $20.7 million for the six months ended June 30, 2011.  Both the three and six month comparative increases were due to increases in compensation and benefits expenses, resulting from increases in discretionary bonus accruals and non-cash compensation.

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to and after payment of advisory fees, respectively), of our five largest investment strategies from their inception to June 30, 2011, and in the five-year, three-year, and one-year periods ended June 30, 2011, relative to the performance of: (i) the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy, and (ii) the S&P 500® Index, which is provided for the limited purpose of providing a comparison to the broader equity market.

	Period Ended June 30, 2011(1)
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (October 2000)
Annualized Gross Returns	5.0%	(0.5)%	6.2%	29.8%
Annualized Net Returns	4.5%	(1.0)%	5.6%	29.3%
Russell 1000® Value Index	3.9%	1.1%	2.3%	28.9%
S&P 500® Index	1.1%	2.9%	3.3%	30.7%

Global Value (January 2004)
Annualized Gross Returns	3.6%	(2.7)%	1.5%	30.0%
Annualized Net Returns	2.8%	(3.4)%	0.8%	29.1%
MSCI World(SM) Index—Net/U.S.$(2)	5.5%	2.3%	0.5%	30.5%
S&P 500® Index	4.4%	2.9%	3.3%	30.7%

Value Service (January 1996)
Annualized Gross Returns	10.3%	0.0%	6.9%	30.4%
Annualized Net Returns	9.5%	(0.6)%	6.1%	29.6%
Russell 1000® Value Index	7.8%	1.1%	2.3%	28.9%
S&P 500® Index	6.9%	2.9%	3.3%	30.7%

EAFE Diversified Value (November 2008)
Annualized Gross Returns	22.7%	—	—	29.7%
Annualized Net Returns	22.4%	—	—	29.4%
MSCI EAFE® Index—Net/U.S.$(2)	16.3%	—	—	30.4%
S&P 500® Index	14.9%	—	—	30.7%

Small Cap Value (January 1996)
Annualized Gross Returns	13.8%	5.4%	14.9%	24.5%
Annualized Net Returns	12.5%	4.3%	13.8%	23.3%
Russell 2000® Value Index	9.7%	2.2%	7.1%	31.3%
S&P 500® Index	6.9%	2.9%	3.3%	30.7%

      (1)    The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

      (2)    Net of applicable withholding taxes.

Large Cap Value.  We screen a universe of the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in October 2000.  As of June 30, 2011, the Large Cap Value strategy generated a one-year annualized gross return of 29.8%.  The technology sector was the largest positive contributor to our relative performance, while the consumer discretionary and financial services sectors also made a significant positive contribution.

Global Value.  We screen a universe of the 1,500 largest non U.S.-listed companies, based on market capitalization, and the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 40 to 60 stocks.  We launched this strategy in January 2004.  As of June 30, 2011, the Global Value strategy generated a one-year annualized gross return of 30.0%.  The consumer discretionary sector was the largest positive contributor to our relative performance, while the financial services and industrials sectors also made a significant positive contribution.

Value Service.  We screen a universe of the 1,000 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks.  We launched this strategy in January 1996.  As of June 30, 2011, the Value strategy generated a one-year annualized gross return of 30.4%.  The technology sector was the largest positive contributor to our relative performance, while the consumer discretionary and financial services sectors also made a significant positive contribution.

EAFE Diversified Value.  We screen a universe of the 1,500 largest non-U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 60 to 100 stocks.  We launched this strategy in November 2008.  As of June 30, 2011, the EAFE Diversified Value strategy generated a one-year annualized gross return of 29.7%.  The consumer discretionary sector was the largest positive contributor to our relative performance, while the information technology and industrials sectors also made a significant positive contribution.

Small Cap Value.  We screen a universe of U.S.-listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization, to build a portfolio generally consisting of 40 to 50 stocks.  We launched this strategy in January 1996.  As of June 30, 2011, the Small Cap Value strategy generated a one-year annualized gross return of 24.5%.  The producer durables sector was the largest positive contributor to our relative performance, while the technology and financial services sectors also made a significant positive contribution.

Revenues

Our revenue from advisory fees earned on our institutional and retail accounts for the three and six months ended June 30, 2011 and 2010 is described below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Revenue	2011	2010	2011	2010
	(in thousands)

Institutional Accounts	$19,384	$16,133	$38,043	$32,265
Retail Accounts	2,987	3,255	6,116	6,273
Total	$22,371	$19,388	$44,159	$38,538

Three Months Ended June 30, 2011 versus June 30, 2010

Our total revenue increased $3.0 million, or 15.5%, to $22.4 million for the three months ended June 30, 2011, from $19.4 million for the three months ended June 30, 2010.  This change was driven primarily by increases in weighted average AUM, which increased $1.8 billion, or 12.4%, to $16.3 billion for the three months ended June 30, 2011, from $14.5 billion for the three months ended June 30, 2010.  Our increase in revenue was also attributable to an increase in performance fees recognized.  Such performance fees generated $1.0 million and $0.1 million in revenue for the three months ended June 30, 2011 and 2010, respectively. As noted above, certain of our clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a slightly lower base fee, but allows us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark.  To the extent that we experience reductions in weighted average AUM, either through negative market performance or net client outflows, our revenue will be adversely affected.

Our weighted average fees were 0.549% and 0.533% for the three months ended June 30, 2011 and 2010, respectively.  This increase was primarily due to an increase in performance fees recognized, as discussed above.  Institutional accounts comprised 80.4% of weighted average assets for the three months ended June 30, 2011, compared to 75.9% of average assets for the three months ended June 30, 2010.

Weighted average assets in institutional accounts increased $2.1 billion, or 19.1%, to $13.1 billion for the three months ended June 30, 2011, from $11.0 billion for the three months ended June 30, 2010, and had weighted average fees of 0.591% and 0.585% for the three months ended June 30, 2011 and 2010, respectively.  The increase was primarily due to performance fees recognized.

Weighted average assets in retail accounts decreased $0.3 billion, or 8.6%, to $3.2 billion for the three months ended June 30, 2011, from $3.5 billion for the three months ended June 30, 2010, and had weighted average fees of 0.378% and 0.371% for the three months ended June 30, 2011 and 2010, respectively.  The increase in weighted average fees in retail accounts was primarily due to the timing of asset flows in our retail accounts.

Six Months Ended June 30, 2011 versus June 30, 2010

Our total revenue increased $5.7 million, or 14.8%, to $44.2 million for the six months ended June 30, 2011, from $38.5 million for the six months ended June 30, 2010.  This change was driven primarily by increases in weighted average AUM, which increased $1.9 billion, or 13.3%, to $16.2 billion for the six months ended June 30, 2011, from $14.3 billion for the six months ended June 30, 2010.  Our increase in revenue was also attributable to an increase in performance fees recognized.  Such performance fees generated $1.3 million and $0.3 million in revenue for the six months ended June 30, 2011 and 2010, respectively. As noted above, to the extent that we experience reductions in weighted average AUM, either through negative market performance or net client outflows, our revenue will be adversely affected.

Our weighted average fees were 0.545% and 0.538% for the six months ended June 30, 2011 and 2010, respectively.  This increase was primarily due to performance fees recognized.  Institutional accounts comprised 80.2% of average assets for the six months ended June 30, 2011, compared to 75.5% of weighted average assets for the six months ended June 30, 2010.

Weighted average assets in institutional accounts increased $2.2 billion, or 20.4%, to $13.0 billion for the six months ended June 30, 2011, from $10.8 billion for the six months ended June 30, 2010, and had weighted average fees of 0.584% and 0.595% for the six months ended June 30, 2011 and 2010, respectively.  The decrease in weighted average fees was primarily due to an increase in the average size of our institutional accounts, as well as the shift, for certain of our clients, to a performance-based fee.  These performance-based fees pay incentive fees according to the performance relative to certain agreed-upon benchmarks, which results in a lower base fee, but allows for us to earn higher fees if the relevant investment strategy out-performs the agreed-upon benchmark.

Weighted average assets in retail accounts decreased $0.3 billion, or 8.6%, to $3.2 billion for the six months ended June 30, 2011, from $3.5 billion for the six months ended June 30, 2010, and had weighted average fees of 0.382% and 0.359% for the six months ended June 30, 2011 and 2010, respectively.  The increase in weighted average fees in retail accounts was due in part to the expiration of the voluntary partial fee waiver in May 2010 on the John Hancock Classic Value Fund.  For the six months ended June 30, 2010 our share of this fee waiver was $0.3 million.

Expenses

Our operating expenses are driven primarily by our compensation costs.  The table below describes the components of our compensation expense for the three and six months ended June 30, 2011 and 2010:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Cash Compensation and Other Benefits	$7,080	$6,441	$14,285	$12,987
Other Non-Cash Compensation	1,180	822	2,363	1,664
Total Compensation and Benefits Expense	$8,260	$7,263	$16,648	$14,651

Three Months Ended June 30, 2011 versus June 30, 2010

Total operating expenses increased by $0.9 million, or 9.6%, to $10.3 million for the three months ended June 30, 2011, from $9.4 million for the three months ended June 30, 2010.  This increase was primarily attributable to an increase in compensation and benefits expenses, as discussed below.

Compensation and benefits expense increased by $1.0 million, or 13.7%, to $8.3 million for the three months ended June 30, 2011, from $7.3 million for the three months ended June 30, 2010.  This increase was primarily a result of increases in discretionary bonus accruals and non-cash compensation.

General and administrative expense decreased by $0.1 million, or 4.5%, to $2.1 million for the three months ended June 30, 2011, from $2.2 million for the three months ended June 30, 2010.  This decrease was a result of small fluctuations in various general and administrative expense categories.

Six Months Ended June 30, 2011 versus June 30, 2010

Total operating expenses increased by $2.0 million, or 10.7%, to $20.7 million for the six months ended June 30, 2011, from $18.7 million for the six months ended June 30, 2010.  This increase was primarily attributable to an increase in compensation and benefits expenses, as discussed below.

Compensation and benefits expense increased by $1.9 million, or 12.9%, to $16.6 million for the six months ended June 30, 2011, from $14.7 million for the six months ended June 30, 2010.  This increase was primarily a result of increases in discretionary bonus accruals and non-cash compensation.

General and administrative expense decreased by $0.1 million, or 2.4%, to $4.0 million for the six months ended June 30, 2011, from $4.1 million for the six months ended June 30, 2010.  This decrease was a result of small fluctuations in various general and administrative expense categories.

Other Income/(Expense)

Three Months Ended June 30, 2011 versus June 30, 2010

Other income/(expense) was an expense of $2.0 million for the three months ended June 30, 2011, and consisted primarily of expenses of $2.1 million related to adjustments to our liability to our selling and converting shareholders.  As discussed further below, under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.  Amounts waived by our selling shareholders, if any, reduce this liability.  In addition, there was $0.1 million in other expense, offset by $0.2 million of net realized and unrealized gains from investments, and approximately $0.1 million in interest and dividend income.  Other income/(expense) was income of $0.4 million for the three months ended June 30, 2010, and consisted primarily of income of $1.1 million related to adjustments to our liability to our selling and converting shareholders, $0.1 million in interest and dividend income, and $0.1 million in other income, offset by $0.9 million of net realized and unrealized losses from investments and $0.1 million in interest expense.  The fluctuation in net realized and unrealized gains from investments was primarily a result of having fewer firm assets invested in our products, as well as performance gains for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Six Months Ended June 30, 2011 versus June 30, 2010

Other income/(expense) was an expense of $1.8 million for the six months ended June 30, 2011, and consisted primarily of expenses of $2.3 million related to adjustments to our liability to our selling and converting shareholders.  In addition, there was $0.2 million in other expense, offset by $0.4 million of net realized and unrealized gains from investments and approximately $0.1 million in interest and dividend income.  Other income/(expense) was an expense of $0.3 million for the six months ended June 30, 2010, and consisted primarily of an expense of $0.4 million related to net realized and unrealized losses from investments and $0.2 million in interest expense, offset by $0.2 million in interest and dividend income, income of $0.1 million related to adjustments to our liability to our selling and converting shareholders, and approximately $0.1 million in other income.  The fluctuation in net realized and unrealized gains from investments was primarily a result of having a fewer amount of firm assets invested in our products, as well as performance gains for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The decrease in interest expense for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is a result of the full repayment of the outstanding principal amount of our senior subordinated notes during the six months ended June 30, 2010.

Income Tax Expense/(Benefit)

Our results for the three months ended June 30, 2011 and 2010 included adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.  Our effective corporate tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was 42.9% for each of the three and six months ended June 30, 2011 and 42.7% for each of the three and six months ended June 30, 2010.

Non-GAAP income before corporate income taxes used to calculate our non-GAAP effective corporate tax rate for the three and six months ended June 30, 2011 and 2010 are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Income Before Income Taxes	$10,084	$10,328	$21,664	$19,504
Change in Liability to Selling and Converting Shareholders	2,140	(1,118)	2,257	(92)
Unincorporated Business Taxes	(699)	(622)	(1,466)	(1,237)
Non-Controlling Interests	(9,741)	(7,308)	(19,081)	(15,599)
Non-GAAP Income Before Corporate Taxes	$1,784	$1,280	$3,374	$2,576

Our non-GAAP effective corporate tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders for the three months ended June 30, 2011 and 2010, was determined as follows:

	For the Three Months Ended June 30,
	2011		2010
		% of Non-GAAP		% of Non-GAAP
	Tax	Pre-tax Income	Tax	Pre-tax Income
	(in thousands)		(in thousands)

Federal Rate Applied to Non-GAAP Pre-tax Income	$607	34.0%	$435	34.0%
State and Local Taxes, Net of Federal Benefit	158	8.9%	111	8.7%
Non-GAAP Effective Tax Rate	$765	42.9%	$546	42.7%

Our non-GAAP effective corporate tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders for the six months ended June 30, 2011 and 2010, was determined as follows:

	For the Six Months Ended June 30,
	2011		2010
		% of Non-GAAP		% of Non-GAAP
	Tax	Pre-tax Income	Tax	Pre-tax Income
	(in thousands)		(in thousands)

Federal Rate Applied to Non-GAAP Pre-tax Income	$1,148	34.0%	$876	34.0%
State and Local Taxes, Net of Federal Benefit	298	8.9%	222	8.7%
Non-GAAP Effective Tax Rate	$1,446	42.9%	$1,098	42.7%

Three Months Ended June 30, 2011 versus June 30, 2010

We recognized a $0.5 million income tax benefit for the three months ended June 30, 2011, and a $2.5 million income tax expense for the three months ended June 30, 2010.  The income tax benefit for the three months ended June 30, 2011 included $2.0 million of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset related to our initial public offering and subsequent unit exchanges.  The income tax expense for the three months ended June 30, 2010 included $1.4 million of expense associated with such adjustments.  Exclusive of these adjustments, the remaining income tax expense for the three months ended June 30, 2011 was attributable to $0.7 million in operating company unincorporated business taxes and $0.8 million of corporate income taxes.  For the three months ended June 30, 2010, the remaining income tax expense was attributable to $0.6 million in operating company unincorporated business taxes and $0.5 million of corporate income taxes.  The increase in these taxes is attributable primarily to an increase in taxable income.  As noted above, the non-GAAP effective tax rate increased slightly, from 42.7% for the three months ended June 30, 2010 to 42.9% for the three months ended June 30, 2011.  A comparison of the GAAP effective tax rate for the three months ended June 30, 2011 and 2010 is not meaningful due to the valuation allowance adjustments.

Six Months Ended June 30, 2011 versus June 30, 2010

For the six months ended June 30, 2011 and 2010, we recognized an income tax expense of $0.1 million and $2.4 million, respectively.  The income tax expense for the six months ended June 30, 2011 included $2.8 million of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset related to our initial public offering and subsequent units exchanges.  The income tax expense for the six months ended June 30, 2010 included $0.1 million of expense associated with such adjustments.  Exclusive of these adjustments, the remaining income tax expense for the six months ended June 30, 2011 was attributable to $1.5 million in operating company unincorporated business taxes and $1.4 million of corporate income taxes.  For the six months ended June 30, 2010, the remaining income tax expense was attributable to $1.2 million for operating company unincorporated business taxes and $1.1 million of corporate income taxes.  The increase in these taxes is attributable primarily to an increase in taxable income.  As noted above, the non-GAAP effective tax rate increased slightly, from 42.7% for the six months ended June 30, 2010 to 42.9% for the six months ended June 30, 2011.  A comparison of the GAAP effective tax rate for the six months ended June 30, 2011 and 2010 is not meaningful due to the valuation allowance adjustments.

Non-Controlling Interests

Three Months Ended June 30, 2011 versus June 30, 2010

Net income attributable to non-controlling interests was $9.7 million and $7.3 million for the three months ended June 30, 2011 and 2010, respectively, and consisted almost entirely of our employees’ and outside investors’ interest in the income of the operating company.  The change in net income attributable to non-controlling interests reflects primarily the increase in our weighted average AUM, which had a corresponding positive impact on operating company revenues and income.

Six Months Ended June 30, 2011 versus June 30, 2010

Net income attributable to non-controlling interests was $19.1 million and $15.6 million for the six months ended June 30, 2011 and 2010, respectively, and consisted almost entirely of our employees’ and outside investors’ interest in the income of the operating company.  The change in net income attributable to non-controlling interests reflects primarily the increase in our weighted average AUM, which had a corresponding positive impact on operating company revenues and income.

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

As of June 30, 2011, our cash and cash equivalents was $25.2 million, inclusive of $0.3 million in cash held by our consolidated investment partnership.  Advisory fees receivable was $17.3 million.  We also had approximately $3.2 million in investments set aside to satisfy our obligations under our deferred compensation program.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations.  As an investment management firm, our business has been materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended June 30, 2011, our weighted average AUM and revenues increased by 12.4% and 15.5%, respectively, compared to our weighted average AUM and revenues for the three months ended June 30, 2010.  For the six months ended June 30, 2011, our weighted average AUM and revenues increased by 13.3% and 14.8%, respectively, compared to our weighted average AUM and revenues for the six months ended June 30, 2010.

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

We anticipate that tax allocations to the members of our operating company, which consisted of 31 of our employees, certain unaffiliated persons and former employees, and us, will continue to be a material financing activity.  Cash distributions to operating company members for tax allocations would increase should the taxable income of the operating company increase.

We currently do not have any long-term debt.  Although we are comfortable with our current capital structure, in the current economic environment, it is uncertain whether sources of debt or equity financing would be available on acceptable terms, if required.

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

Cash Flows

Operating activities provided $13.1 million and $14.5 million in cash flows for the three months ended June 30, 2011 and 2010, respectively.  The decrease in cash flows from operating activities for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was driven primarily by changes in working capital.  This decrease was partially offset by a $2.8 million increase in net income.  The increase in net income was a result of an increase in weighted average AUM, which increased from $14.5 billion for the three months ended June 30, 2010, to $16.3 billion for the three months ended June 30, 2011, and had a corresponding positive impact on total revenues and profits.

    Operating activities provided $26.0 million and $24.7 million in cash flows for the six months ended June 30, 2011 and 2010, respectively.  The increase in cash flows from operating activities for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was driven primarily by an increase of $4.5 million in net income.  The increase in net income was a result of an increase in weighted average AUM, from $14.3 billion for the six months ended June 30, 2010, to $16.2 billion for the six months ended June 30, 2011, which had a corresponding positive impact on total revenues and profits.  This increase was offset by a decrease of $3.1 million in changes in operating assets and liabilities and a decrease of $0.2 million in adjustments to reconcile net income to cash.

Investing activities consist primarily of capital expenditures, as well as activity with related parties.  Investing activities used less than $0.1 million and provided $2.8 million, respectively, for the three months ended June 30, 2011 and 2010.  The change in cash flows provided by/(used in) investing activities for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to a decrease of $2.9 million in cash provided by the sale of investments.  Investing activities used $0.7 million and provided $2.9 million, respectively, for the six months ended June 30, 2011 and 2010.  The change in cash flows provided by/(used in) investing activities for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to a decrease of $2.9 million in cash provided by the sale of investments and a net cash outflow of $0.6 million from purchases and proceeds from deferred compensation.

Financing activities consist primarily of borrowing arrangements and contributions from, and distributions to, non-controlling interests, which represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals made by the Company’s consolidated subsidiaries.  Financing activities used $9.9 million and $13.4 million for the three months ended June 30, 2011 and 2010, respectively.  The decrease in cash used in financing activities for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to a decrease of $7.5 million in outflows associated with the Senior Subordinated Notes repayment, offset by a decrease in contributions from non-controlling interests of $4.1 million.  Financing activities used $16.5 million and $19.9 million for the six months ended June 30, 2011 and 2010, respectively.  The decrease in cash used in financing activities for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to a decrease of $10.0 million in outflows associated with the Senior Subordinated Notes repayment, offset by a decrease in contributions from non-controlling interests of $4.1 million, an increase in distributions to non-controlling interests of $2.2 million, and an increase in dividends paid of $0.3 million.

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

We believe that the accounting estimate related to the $58.7 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we were not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

Our revenue for the three and six months ended June 30, 2011 and 2010 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of marketable securities and investments in mutual funds.  At June 30, 2011, the fair value of these assets was $6.3 million.  Assuming a 10% increase or decrease, the fair value would have increased or decreased by $0.6 million at June 30, 2011.

Interest Rate Risk

Since the Company does not have any debt that bears interest at a variable rate, it does not have any direct exposure to interest rate risk at June 30, 2011.

Item 4.   Controls and Procedures.

During the course of their review of our consolidated financial statements as of June 30, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three and six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operation, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2011

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer

By:	/s/ GREGORY S. MARTIN
	Name:	Gregory S. Martin
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)