Form 10-Q
period 2011-09-30
Pzena Investment Management, Inc.
filed 2011-11-02
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 2, 2011, there were 10,575,089 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of November 2, 2011, there were 53,995,585 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
	PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc. as of September 30, 2011 (unaudited) and December 31, 2010	1
	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2011 and September 30, 2010	2
	Consolidated Statement of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Nine Months Ended September 30, 2011	3
	Consolidated Statement of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2011 and September 30, 2010	4
	Notes to the Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	(Removed and Reserved)	33
Item 5.	Other Information	33
Item 6.	Exhibits	33

SIGNATURES		34

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	September 30,	December 31,
	2011	2010
	(unaudited)

Assets
Cash and Cash Equivalents	$36,862	$16,381
Restricted Cash	1,423	1,420
Due from Broker	31	30
Advisory Fees Receivable	15,302	15,275
Investments, at Fair Value	5,341	3,323
Receivable from Related Parties	63	63
Other Receivables	194	210
Prepaid Expenses and Other Assets	509	914
Deferred Tax Asset, Net of Valuation Allowance of
$60,282 and $59,431, respectively	9,859	8,834
Property and Equipment, Net of Accumulated Depreciation
of $3,024 and $2,727, respectively	1,796	1,952
TOTAL ASSETS	$71,380	$48,402

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$13,114	$3,879
Due to Broker	32	—
Liability to Selling and Converting Shareholders	11,944	9,287
Deferred Compensation Liability	879	875
Other Liabilities	486	565
TOTAL LIABILITIES	26,455	14,606

Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares
Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000
Shares Authorized; 10,575,089 and 9,367,659 Shares
Issued and Outstanding in 2011 and 2010, respectively)	105	93
Class B Common Stock (Par Value $0.000001; 750,000,000
Shares Authorized; 53,812,799 and 55,012,324 Shares
Issued and Outstanding in 2011 and 2010, respectively)	—	—
Additional Paid-In Capital	11,866	10,836
Retained Earnings/(Accumulated Deficit)	1,780	(357)
Total Pzena Investment Mangement, Inc.'s Equity	13,751	10,572
Non-Controlling Interests	31,174	23,224
TOTAL EQUITY	44,925	33,796
TOTAL LIABILITIES AND EQUITY	$71,380	$48,402

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

REVENUE	$19,950	$18,482	$64,109	$57,020

EXPENSES
Compensation and Benefits Expense	7,727	7,375	24,375	22,026
General and Administrative Expense	1,969	1,837	5,972	5,927
TOTAL OPERATING EXPENSES	9,696	9,212	30,347	27,953
Operating Income	10,254	9,270	33,762	29,067

OTHER INCOME/(EXPENSE)
Interest Income	72	60	144	145
Dividend Income	29	25	100	125
Interest Expense	—	—	—	(232)
Net Realized and Unrealized Gain/(Loss) from Investments	(1,150)	544	(709)	137
Change in Liability to Selling and Converting Shareholders	(50)	(1,725)	(2,307)	(1,633)
Other Income/(Expense)	(61)	3	(232)	72
Total Other Expense	(1,160)	(1,093)	(3,004)	(1,386)
Income Before Income Taxes	9,094	8,177	30,758	27,681
Income Tax Expense/(Benefit)	1,500	(1,075)	1,567	1,373
Net Income	7,594	9,252	29,191	26,308
Less: Net Income Attributable to Non-Controlling Interests	7,097	8,033	26,178	23,632
Net Income Attributable to Pzena Investment Management, Inc.	$497	$1,219	$3,013	$2,676

Net Income for Basic Earnings per Share	$497	$1,219	$3,013	$2,676
Basic Earnings per Share	$0.05	$0.13	$0.31	$0.29
Basic Weighted Average Shares Outstanding	10,013,573	9,367,659	9,770,068	9,125,477

Net Income for Diluted Earnings per Share	$497	$5,632	$18,350	$16,096
Diluted Earnings per Share	$0.05	$0.09	$0.28	$0.25
Diluted Weighted Average Shares Outstanding	10,013,573	64,993,746	65,011,182	65,006,198

Cash Dividends per Share of Class A Common Stock	$0.03	$0.03	$0.09	$0.06

 See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts)

	Shares of	Shares of			Retained
	Class A	Class B	Class A	Additional	Earnings/	Non-
	Common	Common	Common	Paid-In	(Accumulated	Controlling
	Stock	Stock	Stock	Capital	Deficit)	Interests	Total

Balance at December 31, 2010	9,367,659	55,012,324	$93	$10,836	$(357)	$23,224	$33,796
Unit Conversion	1,207,430	(1,207,430)	12	727	—	(662)	77
Retirement of Class B Units	—	(1,095)	—	(1)	—	(3)	(4)
Directors' Shares	—	—	—	32	—	178	210
Amortization of Non-Cash Compensation	—	9,000	—	383	—	2,141	2,524
Net Income	—	—	—	—	3,013	26,178	29,191
Contributions from Non-Controlling Interests	—	—	—	—	—	450	450
Distributions to Non-Controlling Interests	—	—	—	(111)	—	(22,750)	(22,861)
Effect of Consolidation of Affiliates	—	—	—	—	—	2,418	2,418
Class A Cash Dividends Declared and Paid ($0.09 per share)	—	—	—	—	(876)	—	(876)
Balance at September 30, 2011	10,575,089	53,812,799	$105	$11,866	$1,780	$31,174	$44,925

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

OPERATING ACTIVITIES
Net Income	$7,594	$9,252	$29,191	$26,308
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	104	108	311	322
Non-Cash Compensation	1,039	901	3,402	2,565
Director Share Grant	70	14	210	41
Net Realized and Unrealized Loss/(Gain) from Investments	1,150	(544)	709	(137)
Change in Liability to Selling and Converting Shareholders	50	1,725	2,307	1,633
Deferred Income Taxes	905	(1,677)	(534)	(579)

Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	2,027	(928)	(27)	(870)
Due from Broker	2,064	58	401	103
Restricted Cash	(1)	(4)	(3)	(13)
Prepaid Expenses and Other Assets	112	16	428	(120)
Due to Broker	23	(79)	26	(715)
Accounts Payable, Accrued Expenses, and Other Liabilities	3,519	3,110	8,301	7,473
Tax Receivable Agreement Payments	—	—	(84)	—
Purchases of Investments	(6,513)	(294)	(26,928)	(3,805)
Proceeds from Sale of Investments	6,361	304	26,754	7,279
Net Cash Provided by Operating Activities	18,504	11,962	44,464	39,485

INVESTING ACTIVITIES
Purchases of Deferred Compensation	—	(2,042)	(1,433)	(2,042)
Proceeds from Deferred Compensation	—	—	847	—
Receivable from Related Parties	(22)	(13)	—	27
Purchase of Property and Equipment	(4)	(3)	(155)	(13)
Net Cash Used In Investing Activities	(26)	(2,058)	(741)	(2,028)

FINANCING ACTIVITIES
Distributions to Non-Controlling Interests	(6,710)	(6,322)	(22,860)	(20,225)
Contributions from Non-Controlling Interests	200	—	450	4,321
Retirement of Class B Units	(4)	—	(4)	(2)
Term Loan and Senior Subordinated Notes Repayment	—	—	—	(10,000)
Dividends	(298)	(281)	(876)	(562)
Net Cash Used in Financing Activities	(6,812)	(6,603)	(23,290)	(26,468)
NET CHANGE IN CASH	$11,666	$3,301	$20,433	$10,989

CASH AND CASH EQUIVALENTS - Beginning of Period	$25,196	$23,596	$16,381	$15,908
Effect of Consolidation/(Deconsolidation) of Affiliates	—	(96)	48	(96)
Net Change in Cash	11,666	3,301	20,433	10,989
CASH AND CASH EQUIVALENTS - End of Period	$36,862	$26,801	$36,862	$26,801

Supplementary Cash Flow Information:
Interest Paid	$—	$—	$—	$232
Income Taxes Paid	$757	$643	$2,877	$2,597

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

Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of September 30, 2011, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following entities as of September 30, 2011:

		Operating Company's
		Ownership at
Legal Entity	Type of Entity (Date of Formation)	September 30, 2011
Pzena Investment Management, PTY	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	0.0%
Pzena International Value Service	Delaware Limited Liability Company (12/22/2003)	0.0%

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

The operating company is the managing member of the Europe, Australasia, and Far East (“EAFE”) Value Service (legally known as Pzena International Value Service), a limited liability company.  Neither the Company, nor the operating company, holds an equity ownership percentage in this entity at September 30, 2011, or held an equity ownership percentage during the periods presented.  Since the holders of the equity investment in this partnership lack a controlling financial interest, this entity is deemed a VIE.  As of February 1, 2011, as a result of a shift in the equity ownership of the entity on that date, the operating company was considered the primary beneficiary of this entity.  Correspondingly, the entity was consolidated as of February 1, 2011.  At September 30, 2011, EAFE Value Service’s $1.9 million in net assets were included in the Company’s consolidated statements of financial condition.

Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company.  A majority of the trustees are not the holders of the equity investment in this Trust.  Since the holders of the equity investment in this partnership lack a controlling financial interest, this entity is deemed a VIE.  The Company is considered the primary beneficiary of this VIE.  At September 30, 2011, Pzena Large Cap Value Fund’s $0.7 million of net assets were included in the Company’s consolidated statements of financial condition.

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

VIEs that are not consolidated continue to receive investment management services from the Company, and are vehicles through which the Company offers its Global Value and/or EAFE Value strategies.  The total net assets of these VIEs was approximately $206.0 million and $515.6 million at September 30, 2011 and December 31, 2010, respectively.  Neither the Company nor the operating company were exposed to losses as a result of its involvement with these entities because they had no direct investment in them.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the assets under management.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned.  In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually.  Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  For the three months ended September 30, 2011, the Company recognized approximately $1.1 million in performance fee income.  No such income was recognized for the three months ended September 30, 2010.  For the nine months ended September 30, 2011 and 2010, the Company recognized approximately $2.5 million and $0.3 million, respectively, in performance fee income.

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

For the three and nine months ended September 30, 2011 and 2010, the Company’s diluted net income was determined as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Non-Controlling Interests of Pzena Investment Management, LLC	$7,811	$7,722	$26,841	$23,483
Less: Assumed Corporate Income Taxes	3,348	3,309	11,504	10,063
Assumed After-Tax Income of Pzena Investment Management, LLC	$4,463	$4,413	$15,337	$13,420

Assumed After-Tax Income of Pzena Investment Management, LLC	$4,463	$4,413	$15,337	$13,420
Net Income of Pzena Investment Management, Inc.	497	1,219	3,013	2,676
Diluted Net Income(1)	$4,960	$5,632	$18,350	$16,096

          (1)     Since the assumed incremental income results in an increase in per share income for the three months ended September 30, 2011, diluted net income and diluted earnings per share are assumed to be equal to basic net income and basic earnings per share for the reporting period.

For the three and nine months ended September 30, 2011 and 2010, the following operating company units, options to purchase operating company units and shares of Class A common stock, and phantom operating company units were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for the respective periods:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Operating Company Units	54,375,231	—	—	—
Options to Purchase Operating Company Units	3,648,117	1,620,060	1,653,060	1,620,060
Options to Purchase Shares of Class A Common Stock	961,750	961,750	961,750	961,750
Phantom Operating Company Units	152,701	44,916	30,000	44,916
Total	59,137,799	2,626,726	2,644,810	2,626,726

For the three and nine months ended September 30, 2011 and 2010, the Company’s basic and diluted earnings per share were determined as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands, except share and per-share amounts)

Net Income for Basic Earnings per Share	$497	$1,219	$3,013	$2,676
Basic Weighted Average Shares Outstanding	10,013,573	9,367,659	9,770,068	9,125,477
Basic Earnings per Share	$0.05	$0.13	$0.31	$0.29

Net Income for Diluted Earnings per Share	$497	$5,632	$18,350	$16,096
Dilutive Effect of Operating Company B Units(1)	—	54,960,418	54,618,934	55,202,995
Dilutive Effect of Options(1)	—	638,779	603,567	656,538
Dilutive Effect of Phantom Units(1)	—	26,890	18,613	21,188
Diluted Weighted Average Shares Outstanding	10,013,573	64,993,746	65,011,182	65,006,198
Diluted Earnings per Share	$0.05	$0.09	$0.28	$0.25

                      (1)     Since the assumed incremental income results in an increase in per share income for the three months ended September 30, 2011, the assumed effects of the conversion of operating company Class B units, options to purchase operating company units, options to purchase Class
                               A common stock, and phantom operating company units are excluded from the calculation of diluted income per share.

Cash and Cash Equivalents:

At September 30, 2011, cash and cash equivalents was $36.9 million.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposit and other accounts whose balances, at times, exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

The Company maintains a compensating balance of $1.4 million at September 30, 2011 as collateral for a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its New York office space.  Such amount is recorded in restricted cash in the consolidated statements of financial condition.

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

The following table presents these instruments’ fair value at September 30, 2011:

	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Equity Securities	$2,588	$—	$—
Investments in Mutual Funds	2,753	—	—
Total Fair Value	$5,341	$—	$—

The following table presents these instruments’ fair value at December 31, 2010:

	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Equity Securities	$842	$—	$—
Investments in Mutual Funds	2,481	—	—
Total Fair Value	$3,323	$—	$—

Securities Valuation:

Investments in equity securities for which market quotations are available are valued at the last reported price or closing price on the primary market or exchange on which they trade.  If no reported equity sales occurred on the valuation date, equity investments are valued at the bid price.  Investments in mutual funds are valued at the closing net asset value per share of the fund on the day of valuation.  Transactions are recorded on the trade date.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.  For the three months ended September 30, 2011 and 2010, approximately 7.1% and 10.4%, respectively, of the Company’s advisory fees were generated from an advisory agreement with one client.  For the nine months ended September 30, 2011 and 2010, approximately 7.9% and 10.1%, respectively, of the Company’s advisory fees were generated from an advisory agreement with one client.  At September 30, 2011 and December 31, 2010, no allowance for doubtful accounts has been deemed necessary.

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

The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At September 30, 2011, the Company had a $60.3 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock.  At December 31, 2010, the Company had a $59.4 million valuation allowance against these deferred tax assets.  The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.  The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

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

The functional currency of the Company is the United States Dollar.  The functional currency of the Company’s representative office in Australia is the Australian Dollar.  Assets and liabilities of this office are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  Any resulting unrealized cumulative translation adjustment is recorded net of taxes as a component of accumulated other comprehensive income in equity.  As of September 30, 2011, the Company did not record any accumulated other comprehensive income.

Note 3—Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	September 30,	December 31,
	2011	2010
	(in thousands)

Leasehold Improvements	$2,145	$2,145
Furniture and Fixtures	1,164	1,164
Computer Hardware	1,026	887
Office Equipment	271	271
Computer Software	214	212
Total	4,820	4,679
Less: Accumulated Depreciation and Amortization	(3,024)	(2,727)
Total	$1,796	$1,952

Depreciation is included in general and administrative expense and totaled $0.1 million for each of the three months ended September 30, 2011 and 2010.  Such expenses totaled $0.3 million for each of the nine months ended September 30, 2011 and 2010.

Note 4—Related Party Transactions

For the three months ended September 30, 2011 and 2010, the Company earned $0.5 million and $1.1 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company.  For the nine months ended September 30, 2011 and 2010, the Company earned $2.1 million and $3.2 million, respectively, in such fees.  The Company is not the primary beneficiary of these VIEs.

At both September 30, 2011 and December 31, 2010, the Company had less than $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in receivable from related parties on the consolidated statements of financial condition.  The Company is the sponsor and investment manager of this entity.  This entity is included in the previously mentioned unconsolidated VIEs, of which the Company is not considered the primary beneficiary.

At September 30, 2011 and December 31, 2010, receivables from related parties included less than $0.1 million of loans to employees.  The Company has, in the past, issued loans that were in the form of forgivable promissory notes, which were amortized through compensation expense pursuant to their terms.  For the nine months ended September 30, 2010, less than $0.1 million of such amortization was recognized through compensation and benefits expense.   No such amortization was recognized for the three months ended September 30, 2010.  The Company did not have any forgivable promissory notes at September 30, 2011 or December 31, 2010.

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

The Company leases office space under a non-cancelable operating lease agreement which expires on October 31, 2015.  The Company reflects minimum lease expense for its headquarters on a straight-line basis over the lease term.  Lease expenses totaled $0.5 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and are included in general and administrative expense.  Such expenses totaled $1.5 million for each of the nine months ended September 30, 2011 and 2010, respectively.  Lease expenses are presented net of sublease income.

Note 6—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Cash Compensation and Other Benefits	$6,688	$6,474	$20,973	$19,461
Non-Cash Compensation	1,039	901	3,402	2,565
Total Compensation and Benefits Expense	$7,727	$7,375	$24,375	$22,026

For the three and nine months ended September 30, 2011 and 2010, the Company awarded no options to acquire Class B units under the Pzena Investment Management, LLC 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) and no options to acquire Class A common stock under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (the “2007 Equity Incentive Plan”).

For the three months ended September 30, 2011 and 2010, the Company recognized approximately $0.7 million and $0.5 million, respectively, in compensation and benefits expense associated with the amortization of all operating company Class B units and options to acquire operating company Class B units under the 2006 Equity Incentive Plan, and options to acquire Class A common stock issued under the 2007 Equity Incentive Plan.  For the nine months ended September 30, 2011 and 2010, the Company recognized approximately $2.0 million and $1.6 million in such compensation and benefits expense.

For the nine months ended September 30, 2011 and 2010, the operating company granted 6,000 and 7,000, respectively, restricted operating company Class B units and the related shares of Class B common stock to certain members pursuant to the 2006 Equity Incentive Plan.  No such units were granted for the three months ended September 30, 2011 and 2010.  These unit grants each vest ratably over a four-year period commencing January 1, 2011 and 2010, respectively.  The amortization of these unit-based awards was less than $0.1 million for each of the three months ended September 30, 2011 and 2010, and $0.1 million for each of the nine months ended September 30, 2011 and 2010.

Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), which became effective January 1, 2007, was amended and restated as of October 30, 2007, and was further amended as of October 31, 2008, eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  Amounts deferred may be credited to an investment account, take the form of phantom Class B units, or be invested in money market funds at the employee’s discretion, and vest ratably over four years.  At both September 30, 2011 and December 31, 2010, the liability associated with deferred compensation investment accounts was approximately $0.9 million, which is recorded in the deferred compensation liability on the consolidated statement of financial condition.  For the three months ended September 30, 2011 and 2010, the Company recognized approximately $0.3 million and $0.4 million, respectively, in compensation and benefits expense associated with the amortization of all deferred compensation awards associated with the Bonus Plan.  For the nine months ended September 30, 2011 and 2010, the Company recognized approximately $1.3 million and $0.9 million in such expense.

As of September 30, 2011 and December 31, 2010, the Company had approximately $2.1 million and $4.5 million, respectively, in unrecorded compensation expense related to unvested operating company phantom Class B units issued pursuant to our deferred compensation plan, operating company Class B unit and option grants issued under the 2006 Equity Incentive Plan, and Class A common stock option grants issued under the 2007 Equity Incentive Plan.

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

The components of the income tax expense/(benefit) are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Current Provision:
Unincorporated Business Taxes	$595	$602	$2,100	$1,951
Local Corporate Tax	—	—	—	—
State Corporate Tax	—	—	—	—
Federal Corporate Tax	—	—	—	—
Total Current Provision	$595	$602	$2,100	$1,951

Deferred Provision:
Unincorporated Business Taxes	$1	$(56)	$(38)	$(168)
Local Corporate Tax	71	60	235	176
State Corporate Tax	124	114	413	335
Federal Corporate Tax	427	391	1,420	1,152
Total Deferred Provision	$623	$509	$2,030	$1,495

Change in Valuation Allowance	$282	(2,186)	(2,563)	(2,073)

Total Income Tax Expense/(Benefit)	$1,500	$(1,075)	$1,567	$1,373

For the three and nine months ended September 30, 2011 and 2010, the Company’s pre-tax income was determined as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Income Before Income Taxes	$9,094	$8,177	$30,758	$27,681
Unincorporated Business Taxes	(596)	(546)	(2,062)	(1,783)
Non-Controlling Interests	(7,097)	(8,033)	(26,178)	(23,632)
Income Before Corporate Taxes	$1,401	$(402)	$2,518	$2,266

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.  It is the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in total income tax expense/(benefit) on the consolidated statement of operations.  For the three and nine months ended September 30, 2011 and 2010, no such expenses were recognized.  As of September 30, 2011 and December 31, 2010, no such accruals were recorded.

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

As discussed further in Note 11, Shareholders’ Equity, below, on September 15, 2011, March 28, 2011, and March 31, 2010, certain of the operating company’s members exchanged an aggregate of 670,902, 536,528 and 734,618, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock.  The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $1.5 million deferred tax asset and a corresponding $1.3 million liability to converting shareholders on September 15, 2011, a $2.4 million deferred tax asset and a corresponding $2.0 million liability to converting shareholders on March 28, 2011, and a $3.6 million deferred tax asset and a corresponding $3.0 million liability to converting shareholders on March 31, 2010.  The Company assessed the realizability of the deferred tax asset associated with each of these exchanges and determined that a portion of each of their benefits would go unutilized.  Consequently, the Company established a $1.3 million, a $2.1 million, and a $3.2 valuation allowance on September 15, 2011, March 28, 2011 and March 31, 2010, respectively, to reduce the deferred tax asset to an amount more likely than not to be realized.  These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders by $1.1 million, $1.8 million and $2.7 million at September 15, 2011, March 28, 2011 and March 31, 2010, respectively, to reflect this change in the estimated realization of these assets.  As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

During the three months ended September 30, 2011 and 2010, after giving effect to the exchange discussed earlier, the Company’s valuation allowance was increased by approximately $0.3 million and reduced by approximately $2.2 million, respectively, due to revised estimates of future taxable income.  To reflect this change in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $0.1 million and $1.7 million for the three months ended September 30, 2011 and 2010, respectively.  During the nine months ended September 30, 2011 and 2010, after giving effect to the exchanges discussed earlier, the Company’s valuation allowance was decreased by approximately $2.6 million and $2.1 million, respectively, due to revised estimates of future taxable income.  To reflect this change in the estimated realization of the asset, the Company correspondingly increased its liability to selling and converting shareholders by $2.3 million and $1.6 million, for the nine months ended September 30, 2011 and 2010, respectively.  The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense/(benefit) and change in liability to selling and converting shareholders, respectively, on the consolidated statements of operations.  As of September 30, 2011 and December 31, 2010, the net values of all deferred tax assets were approximately $9.9 million and $8.8 million, respectively.

As of September 30, 2011 and December 31, 2010, the net values of the liability to selling and converting shareholders were approximately $11.9 million and $9.3 million, respectively.

The change in the Company’s deferred tax assets, net of valuation allowance, for the three and nine months ended September 30, 2011 is summarized as follows:

			Valuation
	Section 754	Other	Allowance	Total
	(in thousands)

Balance at December 31, 2010	$65,468	$2,797	$(59,431)	$8,834
Deferred Tax Expense	(777)	96	—	(681)
Unit Exchange	2,381	—	(2,075)	306
Change in Valuation Allowance	—	—	865	865
Balance at March 31, 2011	$67,072	$2,893	$(60,641)	$9,324
Deferred Tax Expense	(816)	71	—	(745)
Change in Valuation Allowance	—	—	1,980	1,980
Balance at June 30, 2011	$66,256	$2,964	$(58,661)	$10,559
Deferred Tax Expense	(789)	166	—	(623)
Unit Exchange	1,544	—	(1,339)	205
Change in Valuation Allowance	—	—	(282)	(282)
Balance at September 30, 2011	$67,011	$3,130	$(60,282)	$9,859

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the three and nine months ended September 30, 2011 is summarized as follows:

Total
(in thousands)

Balance at December 31, 2010	$(51)
Deferred Tax Expense	1
Balance at March 31, 2011	$(50)
Deferred Tax Expense	19
Balance at June 30, 2011	$(31)
Deferred Tax Expense	—
Balance at September 30, 2011	$(31)

The change in the Company’s deferred tax assets, net of valuation allowance, for the three and nine months ended September 30, 2010 is summarized as follows:

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

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the three and nine months ended September 30, 2010 is summarized as follows:

Total
(in thousands)

Balance at December 31, 2009	$(275)
Deferred Tax Expense	56
Balance at March 31, 2010	$(219)
Deferred Tax Expense	56
Balance at June 30, 2010	$(163)
Deferred Tax Expense	56
Balance at September 30, 2010	$(107)

Note 8—Investments, at Fair Value

Investments in equity securities consisted of the following at September 30, 2011:

	Cost	Unrealized Loss	Fair Value
	(in thousands)

Equity Securities	$3,007	$(419)	$2,588
Mutual Funds	2,852	(99)	2,753
Total	$5,859	$(518)	$5,341

Investments in equity securities consisted of the following at December 31, 2010:

	Cost	Unrealized Gain	Fair Value
	(in thousands)

Equity Securities	$736	$106	$842
Mutual Funds	2,043	438	2,481
Total	$2,779	$544	$3,323

Note 9—Non-Controlling Interests

Non-controlling interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Non-Controlling Interest of Pzena Investment Management, LLC	$7,811	$7,722	$26,841	$23,483
Non-Controlling Interest of Consolidated Investment Partnerships	(714)	311	(663)	149
Non-Controlling Interests	$7,097	$8,033	$26,178	$23,632

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals made by the Company’s consolidated investment partnerships.

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

Note 11—Shareholders’ Equity

The Company functions as the holding company through which the business of its operating company is conducted.  Concurrently with the consummation of the Company’s initial public offering on October 30, 2007, the operating agreement of the operating company was amended and restated such that, among other things, the Company became the sole managing member of the operating company.  As a result of these transactions: (i) the Company has consolidated the financial results of the operating company with its own and reflected the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) the Company recognizes income generated from its economic interest in the operating company’s net income.  Additionally, the Class B units of the operating company that the Company acquired were reclassified as Class A units of the operating company.  Class A and Class B units of the operating company have the same economic rights per unit.  As of September 30, 2011, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 16.4% and 83.6%, respectively, of the economic interests in the operations of the business.  As of December 31, 2010, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 14.5% and 85.5%, respectively, of the economic interests in the operations of the business.

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

On September 15, 2011, March 28, 2011, and March 31, 2010, certain of the operating company’s members exchanged an aggregate of 670,902, 536,528 and 734,618, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock.  These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

The incremental assets and liabilities assumed in the exchanges were recorded on September 15, 2011, March 28, 2011 and March 31, 2010 as follows:

	September 15,	March 28,	March 31,
	2011	2011	2010
	(in thousands)

Pzena Investment Management, LLC Members' Capital	$9,274	$7,425	$10,140
Pzena Investment Management, LLC Accumulated Deficit	(8,870)	(7,167)	(9,824)
Realizable Deferred Tax Asset	205	306	391
Net Tax Receivable Liability to Converting Unitholders	(174)	(260)	(332)
Total	$435	$304	$375

Common Stock, at Par	$7	$5	$7
Additional Paid-in Capital	428	299	368
Total	$435	$304	$375

Note 12—Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At September 30, 2011, our assets under management, or AUM, was $12.2 billion.  We manage separate accounts on behalf of institutions and high net worth individuals, and act as sub-investment adviser for a variety of SEC-registered mutual funds and offshore funds.

We function as the holding company through which the business of our operating company, Pzena Investment Management, LLC (the “operating company”), is conducted.  Concurrently with the consummation of our initial public offering and reorganization on October 30, 2007, we became the sole managing member of the operating company.  As such, we now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and other investors’ collective membership interest in our operating company, we reflect their ownership as a non-controlling interest in our consolidated financial statements.  As a result, we have consolidated the financial results of the operating company with our own and reflected the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements and we recognize income generated from our economic interest in the operating company’s net income.  As of September 30, 2011, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 16.4% and 83.6%, respectively, of the economic interests in the operations of our business.

Non-GAAP Net Income

Our results for the three and nine months ended September 30, 2011 and 2010 included adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.  We believe that these accounting adjustments add a measure of non-operational complexity which partially obscures the underlying performance of the business.  In evaluating the financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted net income per share were $5.3 million and $0.08, respectively, for the three months ended September 30, 2011, and $5.2 million and $0.08, respectively, for the three months ended September 30, 2010.  Excluding the same adjustments, non-GAAP diluted net income and non-GAAP diluted net income per share were $18.1 million and $0.28, respectively, for the nine months ended September 30, 2011, and $15.7 million and $0.24, respectively, for the nine months ended September 30, 2010.  GAAP and non-GAAP net income for diluted earnings per share generally assume all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our effective tax rate, exclusive of these adjustments.  When this conversion results in an increase in earnings per share or a decrease in loss per share, diluted net income and diluted earnings per share are assumed to be equal to basic net income and basic earnings per share for the reporting period.  The Company’s effective tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was 42.9% for each of the three and nine months ended September 30, 2011 and 42.7% for each of the three and nine months ended September 30, 2010, as noted in the section “Operating Results—Income Tax Expense/(Benefit),” below.

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

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands, except share and per-share amounts)

GAAP Net Income	$497	$1,219	$3,013	$2,676
Net Effect of Tax Receivable Agreement	332	(461)	(256)	(440)
Non-GAAP Net Income	$829	$758	$2,757	$2,236

GAAP Non-Controlling Interest of Pzena Investment Management, LLC	$7,811	$7,722	$26,841	$23,483
Less: Assumed Corporate Income Taxes	3,348	3,309	11,504	10,063
Assumed After-Tax Income of Pzena Investment Management, LLC	$4,463	$4,413	$15,337	$13,420
Non-GAAP Net Income of Pzena Investment Management, Inc.	829	758	2,757	2,236
Non-GAAP Diluted Net Income	$5,292	$5,171	$18,094	$15,656

Non-GAAP Diluted Earnings Per Share Attributable to
Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$5,292	$5,171	$18,094	$15,656
Non-GAAP Diluted Earnings per Share	$0.08	$0.08	$0.28	$0.24
Non-GAAP Diluted Weighted Average Shares Outstanding	64,910,014	64,993,746	65,011,182	65,006,198

Revenue

We generate revenue primarily from management fees and performance fees, which we collectively refer to as our advisory fees, by managing assets on behalf of institutional accounts and for retail clients, which are generally open-end mutual funds catering primarily to retail investors.  Our advisory fee income is recognized over the period in which investment management services are provided.  Following the preferred method identified in the Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), income from performance fees is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.

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

Our advisory fees may fluctuate based on a number of factors, including the following:

•	changes in AUM due to appreciation or depreciation of our investment portfolios, and the levels of the contribution and withdrawal of assets by new and existing clients;

•	distribution of AUM among our investment strategies, which have differing fee schedules;

•	distribution of AUM between institutional accounts and retail accounts, for which we generally earn lower overall advisory fees; and

•	the level of our performance with respect to accounts on which we are paid performance fees.

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

Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  These deferred amounts may be invested, at the employee’s discretion, in certain third-party mutual funds, restricted phantom units of our operating company, or money market funds.  Amounts deferred in any calendar year reduce that year’s cash compensation expense and vest ratably over a four-year period beginning on January 1st of the next year.  At both September 30, 2011 and December 31, 2010, the liability associated with deferred compensation investment accounts was approximately $0.9 million, which is recorded in the deferred compensation liability on the consolidated statement of financial condition.  For the three months ended September 30, 2011 and 2010, the Company recognized approximately $0.7 million and $0.5 million, respectively, in compensation and benefits expense associated with the amortization of all operating company Class B units and options to acquire Class B units issued under the 2006 Equity Incentive Plan, and options to acquire Class A common stock issued under our Pzena Investment Management, Inc. 2007 Equity Incentive Plan (the “2007 Equity Incentive Plan”).  For the nine months ended September 30, 2011 and 2010, the Company recognized approximately $2.0 million and $1.6 million in such compensation and benefits expense.  Should additional amounts be deferred in future years, we would expect the non-cash portion of our compensation expense to increase as the previously and subsequently deferred amounts are amortized through the statement of operations.

As of September 30, 2011, we had approximately $2.1 million in total unrecorded compensation expense related to unvested operating company phantom units issued pursuant to our Bonus Plan, operating company unit and option grants issued under the 2006 Equity Incentive Plan, and stock and option grants issued under our 2007 Equity Incentive Plan.  We expect that the amortization of these amounts will be approximately $0.8 million in the remainder of 2011, $0.9 million in 2012, $0.2 million in 2013, and $0.2 million in 2014.

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

Other Income/(Expense)

Other income/(expense) is derived primarily from investment income or loss arising from our consolidated investment partnerships, our investments in various private investment vehicles that we employ to incubate new strategies, income or loss generated by our investments in third-party mutual funds, interest expense on our outstanding debt prior to its repayment in 2010, and interest income on our cash balances.  Other income/(expense) is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was executed in connection with our reorganization and offering on October 30, 2007.  As discussed further below under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our acquisitions of our operating company’s units from our selling and converting shareholders.  Amounts waived by our selling and converting shareholders, if any, reduce this liability. We expect the interest and investment components of other income/(expense), in the aggregate, to fluctuate based on market conditions and the performance of our consolidated investment partnerships and other investments.

Non-Controlling Interests

Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence.  After our reorganization, we became the sole managing member of our operating company and now control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As a result, subsequent to October 30, 2007, our income is generated by our economic interest in our operating company’s net income.  As of September 30, 2011, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 16.4% and 83.6%, respectively, of the economic interests in the operations of the business.

Income Tax Expense/(Benefit)

While our operating company has historically not been subject to U.S. federal and certain state income taxes, it has been subject to New York City Unincorporated Business Tax.  As a result of our reorganization, we are now subject to taxes applicable to C-corporations.  Valuation allowances are established, when necessary, to reduce deferred tax assets to an amount more likely than not to be realized.  As of September 30, 2011 and December 31, 2010, our valuation allowance against the deferred tax asset associated with our acquisition of operating company units in conjunction with the offering and subsequent exchanges was $60.3 million and $59.4 million, respectively.

Operating Results

Assets Under Management and Flows

As of September 30, 2011, our approximately $12.2 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The performance and AUM of our five largest investment strategies as of September 30, 2011 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional accounts and our retail accounts for the three and nine months ended September 30, 2011 and 2010, and for twelve months ended September 30, 2011, is described below.  Inflows are composed solely of the investment of new or additional assets by new or existing clients.  Outflows consist solely of redemptions of assets by existing clients.

					For the Twelve
	For the Three Months		For the Nine Months		Months Ended
	Ended September 30,		Ended September 30,		September 30,
Assets Under Management	2011	2010	2011	2010	2011
	(in billions)
Institutional Accounts
Beginning of Period Assets	$12.9	$10.0	$12.5	$10.7	$11.3
Inflows	0.3	0.6	1.3	1.3	1.9
Outflows	(0.4)	(0.5)	(1.6)	(1.3)	(2.1)
Net Flows	(0.1)	0.1	(0.3)	0.0	(0.2)
Market Appreciation/(Depreciation)	(2.8)	1.2	(2.2)	0.6	(1.1)
End of Period Assets	$10.0	$11.3	$10.0	$11.3	$10.0
Retail Accounts
Beginning of Period Assets	$3.0	$3.1	$3.1	$3.6	$3.0
Inflows	0.2	0.3	0.8	1.0	1.0
Outflows	(0.4)	(0.7)	(1.3)	(1.7)	(1.7)
Net Flows	(0.2)	(0.4)	(0.5)	(0.7)	(0.7)
Market Appreciation/(Depreciation)	(0.6)	0.3	(0.4)	0.1	(0.1)
End of Period Assets	2.2	$3.0	$2.2	$3.0	$2.2
Total
Beginning of Period Assets	$15.9	$13.1	$15.6	$14.3	$14.3
Inflows	0.5	0.9	2.1	2.3	2.9
Outflows	(0.8)	(1.2)	(2.9)	(3.0)	(3.8)
Net Flows	(0.3)	(0.3)	(0.8)	(0.7)	(0.9)
Market Appreciation/(Depreciation)	(3.4)	1.5	(2.6)	0.7	(1.2)
End of Period Assets	$12.2	$14.3	$12.2	$14.3	$12.2

The following table describes the allocation of our AUM among our investment strategies, as of September 30, 2011 and 2010:

	AUM at September 30,
Investment Strategy	2011	2010
	(in billions)

U.S. Value Strategies	$7.4	$9.2
Global Value Strategies	3.0	3.2
Non-U.S. Value Strategies	1.8	1.9
Total	$12.2	$14.3

    During the third quarter of 2011, the performance of our investment strategies was negatively impacted by significant downward movement in the equity markets.  Several major concerns continued to weigh on investor confidence in the third quarter of 2011, including the sluggish economic recoveries in many developed countries, the European debt crisis, a divided U.S. Congress struggling to reach an agreement on deficit reduction and raising the statutory federal debt ceiling, and inflation in emerging markets. This, coupled with $0.9 billion in net outflows, resulted in our AUM decreasing by $2.1 billion, or 14.7%, from $14.3 billion at September 30, 2010, to $12.2 billion at September 30, 2011.

As of September 30, 2011, we managed $10.0 billion in institutional accounts and $2.2 billion in retail accounts, for a total of $12.2 billion in assets under management.  For the three months ended September 30, 2011, we experienced market depreciation of $3.4 billion and total gross outflows of $0.8 billion, which were offset by total gross inflows of $0.5 billion.  For the three months ended September 30, 2011, assets in institutional accounts decreased by $2.9 billion, or 22.5%, due to $2.8 billion in market depreciation and $0.4 billion in gross outflows, offset by $0.3 billion in gross inflows.  For the three months ended September 30, 2011, assets in retail accounts decreased by $0.8 billion, or 26.7%, as a result of $0.6 billion in market depreciation and $0.4 billion in gross outflows, offset by $0.2 billion in gross inflows.

For the nine months ended September 30, 2011, we experienced total gross outflows of $2.9 billion and market deprecation of $2.6 billion, offset by total gross inflows of $2.1 billion.  For the nine months ended September 30, 2011, assets in institutional accounts decreased by $2.5 billion, or 20.0%, due to market depreciation of $2.2 billion and $1.6 billion in gross outflows, offset by $1.3 billion in gross inflows.  For the nine months ended September 30, 2011, assets in retail accounts decreased by $0.9 billion, or 29.0%, as a result of $1.3 billion in gross outflows and $0.4 billion in market depreciation, offset by $0.8 billion in gross inflows.

For the nine months ended September 30, 2010, we experienced total gross inflows of $2.3 billion and market appreciation of $0.7 billion, which were offset by total gross outflows of $3.0 billion.  For the nine months ended September 30, 2010, assets in institutional accounts increased by $0.6 billion, or 5.6% , due to $1.3 billion in gross inflows and $0.6 billion in market appreciation, offset by $1.3 billion in gross outflows.  For the nine months ended September 30, 2010, assets in retail accounts decreased by $0.6 billion, or 16.7%, as a result of $1.7 billion in gross outflows, offset by $1.0 billion in gross inflows and $0.1 billion in market appreciation.

As of September 30, 2011, institutional accounts represented 82.0% of our total AUM, compared to 79.0% at September 30, 2010.  As of September 30, 2011, our Global Value and non-U.S. Value investment strategies accounted for 39.3% of our AUM, compared to 35.7% at September 30, 2010.

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

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to and after payment of advisory fees, respectively), of our five largest investment strategies from their inception to September 30, 2011, and in the five-year, three-year, and one-year periods ended September 30, 2011, relative to the performance of: (i) the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy, and (ii) the S&P 500® Index, which is provided for the limited purpose of providing a comparison to the broader equity market.

	Period Ended September 30, 2011(1)
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (October 2000)
Annualized Gross Returns	2.7%	(6.8)%	0.6%	(7.5)%
Annualized Net Returns	2.2%	(7.3)%	0.1%	(8.0)%
Russell 1000® Value Index	2.2%	(3.5)%	(1.5)%	(1.9)%
S&P 500® Index	(0.3)%	(1.2)%	1.2%	1.1%
Global Value (January 2004)
Annualized Gross Returns	(0.1)%	(9.3)%	(2.5)%	(13.9)%
Annualized Net Returns	(0.8)%	(10.0)%	(3.2)%	(14.5)%
MSCI World(SM) Index—Net/U.S.$(2)	2.9%	(2.2)%	(0.1)%	(4.3)%
S&P 500® Index	2.3%	(1.2)%	1.2%	1.1%
EAFE Diversified Value (November 2008)
Annualized Gross Returns	11.2%	—	—	(11.4)%
Annualized Net Returns	11.0%	—	—	(11.6)%
MSCI EAFE® Index—Net/U.S.$(2)	6.8%	—	—	(9.3)%
S&P 500® Index	7.8%	—	—	1.1%
Value Service (January 1996)
Annualized Gross Returns	8.6%	(6.4)%	0.7%	(6.5)%
Annualized Net Returns	7.8%	(7.0)%	0.0%	(7.2)%
Russell 1000® Value Index	6.4%	(3.5)%	(1.5)%	(1.9)%
S&P 500® Index	5.8%	(1.2)%	1.2%	1.1%
Small Cap Value (January 1996)
Annualized Gross Returns	12.0%	0.4%	4.7%	(7.5)%
Annualized Net Returns	10.7%	(0.6)%	3.7%	(8.4)%
Russell 2000® Value Index	7.9%	(3.1)%	(2.8)%	(6.0)%
S&P 500® Index	5.8%	(1.2)%	1.2%	1.1%

      (1)    The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

      (2)    Net of applicable withholding taxes.

Large Cap Value. We screen a universe of the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in October 2000. At September 30, 2011, the Large Cap Value strategy achieved a one-year annualized gross return of -7.5%, underperforming both its benchmark and the broader domestic equity market in general. This performance was due primarily to our overweight investment exposure to the financial services and technology sectors, partially offset by an underweight exposure to health care.

Global Value. We screen a universe of the 1,500 largest non U.S.-listed companies, based on market capitalization, and the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 40 to 60 stocks. We launched this strategy in January 2004. At September 30, 2011, the Global Value strategy achieved a one-year annualized gross return of -13.9%, underperforming the benchmark most commonly used by our clients. This performance was due to our overweight investment exposure to the financials and information technology sectors.

EAFE Diversified Value. We screen a universe of the 1,500 largest non-U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 60 to 100 stocks. We launched this strategy in November 2008. At September 30, 2011, the EAFE Diversified Value strategy achieved a one-year annualized gross return of -11.4%, underperforming the benchmark most commonly used by our clients. This performance was due primarily to our overweight investment exposure to the financials sector.

Value Service. We screen a universe of the 1,000 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in January 1996. At September 30, 2011, the Value strategy achieved a one-year annualized gross return of -6.5%, underperforming both its benchmark and the broader domestic equity market in general. This performance was due primarily to our overweight exposure to the financial services and technology sectors, partially offset by an underweight exposure to health care.

Small Cap Value. We screen a universe of U.S.-listed companies ranked from the 1,001 to 3,000 largest, based on market capitalization, to build a portfolio generally consisting of 40 to 50 stocks. We launched this strategy in January 1996. At September 30, 2011, the Small Cap Value strategy achieved a one-year annualized gross return of -7.5%, underperforming both its benchmark and the broader domestic equity market in general. This performance was primarily due to our overweight exposure to the consumer discretionary sector, partially offset by an underweight exposure to health care.

Revenues

Our revenue from advisory fees earned on our institutional and retail accounts for the three and nine months ended September 30, 2011 and 2010 is described below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Revenue	2011	2010	2011	2010
	(in thousands)

Institutional Accounts	$17,363	$15,491	$55,406	$47,756
Retail Accounts	2,587	2,991	8,703	9,264
Total	$19,950	$18,482	$64,109	$57,020

Three Months Ended September30, 2011 versus September 30, 2010

Our total revenue increased $1.5 million, or 8.1%, to $20.0 million for the three months ended September 30, 2011, from $18.5 million for the three months ended September 30, 2010.  This change was driven primarily by increases in performance fees recognized.  Such performance fees generated $1.1 million for the three months ended September 30, 2011.  No such performance fees were recognized for the three months ended September 30, 2010.  As noted above, certain of our clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a slightly lower base fee, but allows us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark.  The increase was also attributable to increases in weighted average AUM, which increased $0.7 billion, or 5.1%, to $14.3 billion for the three months ended September 30, 2011, from $13.6 billion for the three months ended September, 30 2010.  To the extent that we experience reductions in weighted average AUM, either through negative market performance or net client outflows, our revenue will be adversely affected.

Our weighted average fees were 0.560% and 0.544% for the three months ended September 30, 2011 and 2010, respectively.  This increase was primarily due to an increase in performance fees recognized, as discussed above.  Institutional accounts comprised 81.8% of weighted average assets for the three months ended September 30, 2011, compared to 77.2% of weighted average assets for the three months ended September 30, 2010.

Weighted average assets in institutional accounts increased $1.2 billion, or 11.4%, to $11.7 billion for the three months ended September 30, 2011, from $10.5 billion for the three months ended September 30, 2010, and had weighted average fees of 0.597% and 0.589% for the three months ended September 30, 2011 and 2010, respectively.  The increase was primarily due to performance fees recognized.

Weighted average assets in retail accounts decreased $0.5 billion, or 16.1%, to $2.6 billion for the three months ended September 30, 2011, from $3.1 billion for the three months ended September 30, 2010, and had weighted average fees of 0.395% and 0.389% for the three months ended September 30, 2011 and 2010, respectively.  The increase in weighted average fees in retail accounts was primarily due to the higher mix of assets in the Company’s retail Emerging Markets strategy, which typically carries a higher fee rate, as well as the timing of flows in our retail accounts.

Nine Months Ended September 30, 2011 versus September 30, 2010

Our total revenue increased $7.1 million, or 12.5%, to $64.1  million for the nine months ended September 30, 2011, from $57.0 million for the nine months ended September 30, 2010.  This change was driven primarily by increases in weighted average AUM, which increased $1.3 billion, or 9.2%, to $15.5 billion for the nine months ended September 30, 2011, from $14.2 billion for the nine months ended September 30, 2010.  Our increase in revenue was also attributable to an increase in performance fees recognized.  Such performance fees generated $2.5 million and $0.3 million in revenue for the nine months ended September 30, 2011 and 2010, respectively. As noted above, to the extent that we experience reductions in weighted average AUM, either through negative market performance or net client outflows, our revenue will be adversely affected.

Our weighted average fees were 0.553% and 0.537% for the nine months ended September 30, 2011 and 2010, respectively.  This increase was primarily due to performance fees recognized.  Institutional accounts comprised 80.6% of weighted average assets for the nine months ended September 30, 2011, compared to 76.1% of weighted average assets for the nine months ended September 30, 2010.

Weighted average assets in institutional accounts increased $1.7 billion, or 15.7%, to $12.5 billion for the nine months ended September 30, 2011, from $10.8 billion for the nine months ended September 30, 2010, and had weighted average fees of 0.592% and 0.590% for the nine months ended September 30, 2011 and 2010, respectively.  The increase in weighted average fees was primarily due to an increase in performance-based fees.  These performance-based fees pay incentive fees according to the performance relative to certain agreed-upon benchmarks, which results in a lower base fee, but allows for us to earn higher fees if the relevant investment strategy out-performs the agreed-upon benchmark.

Weighted average assets in retail accounts decreased $0.4 billion, or 11.8%, to $3.0 billion for the nine months ended September 30, 2011, from $3.4 billion for the nine months ended September 30, 2010, and had weighted average fees of 0.388% and 0.367% for the nine months ended September 30, 2011 and 2010, respectively.  The increase in weighted average fees in retail accounts was due primarily to the higher mix of assets in the Company’s retail Emerging Markets strategy, which typically carry a higher fee rate, as well as the timing of flows in our retail accounts.

Expenses

Our operating expenses are driven primarily by our compensation costs.  The table below describes the components of our compensation expense for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Cash Compensation and Other Benefits	$6,688	$6,474	$20,973	$19,461
Other Non-Cash Compensation	1,039	901	3,402	2,565
Total Compensation and Benefits Expense	$7,727	$7,375	$24,375	$22,026

Three Months Ended September 30, 2011 versus September 30, 2010

Total operating expenses increased by $0.5 million, or 5.4%, to $9.7 million for the three months ended September 30, 2011, from $9.2 million for the three months ended September 30, 2010.  This increase was primarily attributable to an increase in compensation and benefits expenses, as discussed below.

Compensation and benefits expense increased by $0.3 million, or 4.1%, to $7.7 million for the three months ended September 30, 2011, from $7.4 million for the three months ended September 30, 2010.  This increase was primarily a result of increases in discretionary bonus accruals and non-cash compensation.

General and administrative expense increased by $0.2 million, or 11.1%, to $2.0 million for the three months ended September 30, 2011, from $1.8 million for the three months ended September 30, 2010.  This increase was a result of small fluctuations in various general and administrative expense categories.

Nine Months Ended September 30, 2011 versus September 30, 2010

Total operating expenses increased by $2.3 million, or 8.2%, to $30.3 million for the nine months ended September 30, 2011, from $28.0 million for the nine months ended September 30, 2010.  This increase was primarily attributable to an increase in compensation and benefits expenses, as discussed below.

Compensation and benefits expense increased by $2.4 million, or 10.9%, to $24.4 million for the nine months ended September 30, 2011, from $22.0 million for the nine months ended September 30, 2010.  This increase was primarily a result of increases in discretionary bonus accruals and non-cash compensation.

General and administrative expense increased by $0.1 million, or 1.7%, to $6.0 million for the nine months ended September 30, 2011, from $5.9 million for the nine months ended September 30, 2010.  This increase was a result of small fluctuations in various general and administrative expense categories.

Other Income/(Expense)

Three Months Ended September 30, 2011 versus September 30, 2010

Total other income/(expense) was an expense of $1.2 million for the three months ended September 30, 2011, and consisted primarily of approximately $1.2 million of net realized and unrealized losses from investments and $0.1 million in each of other expense and adjustments to our liability to our selling and converting shareholders, offset by approximately $0.1 million in interest and dividend income.  As discussed further below under “Tax Receivable Agreement,” the liability to selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.  Amounts waived by our selling shareholders, if any, reduce this liability.  Total other income/(expense) was an expense of $1.1 million for the three months ended September 30, 2010, and consisted primarily of $1.7 million in expenses related to adjustments to our liability to our selling and converting shareholders, offset by $0.5 million of net realized and unrealized gains from investments and $0.1 million in interest and dividend income.  The fluctuation in net realized and unrealized gains/(losses) from investments was primarily a result of negative performance in our investment partnerships and mutual funds for the three months ended September 30, 2011, compared to positive performance in our investment partnerships and mutual funds for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 versus September 30, 2010

Total other income/(expense) was an expense of $3.0 million for the nine months ended September 30, 2011, and consisted primarily of $2.3 million related to adjustments to our liability to our selling and converting shareholders, $0.7 million of net realized and unrealized losses from investments, and $0.2 million in other expense, offset by approximately $0.2 million in interest and dividend income.  Total other income/(expense) was an expense of $1.4 million for the nine months ended September 30, 2010, and consisted primarily of approximately $1.6 million in expenses related to adjustments to our liability to our selling and converting shareholders and $0.2 million in interest expense, offset by approximately $0.3 million in interest and dividend income, $0.1 million in net realized and unrealized gains from investments, and $0.1 million in other income.  The fluctuation in net realized and unrealized gains/(losses) from investments was primarily a result of negative performance in our investment partnerships and mutual funds for the nine months ended September 30, 2011, compared to positive performance in our investment partnerships and mutual funds for the nine months ended September 30, 2010.  The decrease in interest expense for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is a result of the full repayment of the outstanding principal amount of our senior subordinated notes during the nine months ended September 30, 2010.

Income Tax Expense/(Benefit)

Our results for the three months ended September 30, 2011 and 2010 included adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.  Our effective corporate tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was 42.9% for each of the three and nine months ended September 30, 2011 and 42.7% for each of the three and nine months ended September 30, 2010.

Non-GAAP income before corporate income taxes used to calculate our non-GAAP effective corporate tax rate for the three and nine months ended September 30, 2011 and 2010 are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Income Before Income Taxes	$9,094	$8,177	$30,758	$27,681
Change in Liability to Selling and Converting Shareholders	50	1,725	2,307	1,633
Unincorporated Business Taxes	(596)	(546)	(2,062)	(1,783)
Net Income Attributable to Non-Controlling Interests	(7,097)	(8,033)	(26,178)	(23,632)
Non-GAAP Income Before Corporate Taxes	$1,451	$1,323	$4,825	$3,899

Our non-GAAP effective corporate tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders for the three months ended September 30, 2011 and 2010, was determined as follows:

	For the Three Months Ended September 30,
	2011		2010
		% of Non-GAAP		% of Non-GAAP
	Tax	Pre-tax Income	Tax	Pre-tax Income
	(in thousands)		(in thousands)

Federal Rate Applied to Non-GAAP Pre-tax Income	$493	34.0%	$450	34.0%
State and Local Taxes, Net of Federal Benefit	129	8.9%	115	8.7%
Non-GAAP Effective Tax Rate	$622	42.9%	$565	42.7%

Our non-GAAP effective corporate tax rate for the nine months ended September 30, 2011 and 2010, was determined as follows:

	For the Nine Months Ended September 30,
	2011		2010
		% of Non-GAAP		% of Non-GAAP
	Tax	Pre-tax Income	Tax	Pre-tax Income
	(in thousands)		(in thousands)

Federal Rate Applied to Non-GAAP Pre-tax Income	$1,641	34.0%	$1,326	34.0%
State and Local Taxes, Net of Federal Benefit	427	8.9%	337	8.7%
Non-GAAP Effective Tax Rate	$2,068	42.9%	$1,663	42.7%

Three Months Ended September 30, 2011 versus September 30, 2010

We recognized a $1.5 million income tax expense for the three months ended September 30, 2011, and a $1.1 million income tax benefit for the three months ended September 30, 2010.  The income tax expense for the three months ended September 30, 2011 included $0.3 million in expense associated with adjustments to the valuation allowance recorded against our deferred tax asset related to our initial public offering and subsequent unit exchanges.  The income tax benefit for the three months ended September 30, 2010 included $2.2 million of benefit associated with such adjustments.  Exclusive of these adjustments, the remaining income tax expense for the three months ended September 30, 2011 was attributable to $0.6 million in both operating company unincorporated business taxes and corporate income taxes.  For the three months ended September 30, 2010, the remaining income tax expense was attributable to $0.6 million of corporate income taxes and $0.5 million for operating company unincorporated business taxes.  The increase in these taxes is attributable primarily to an increase in taxable income.  As noted above, the non-GAAP effective tax rate increased slightly, to 42.9% for the three months ended September 30, 2011 from 42.7% for the three months ended September 30, 2010.  A comparison of the GAAP effective tax rate for the three months ended September 30, 2011 and 2010 is not meaningful due to the valuation allowance adjustments.

Nine Months Ended September 30, 2011 versus September 30, 2010

For the nine months ended September 30, 2011 and 2010, we recognized an income tax expense of $1.6 million and $1.4 million, respectively.  The income tax expense for the nine months ended September 30, 2011 and 2010 included benefits associated with adjustments to the valuation allowance recorded against our deferred tax asset related to our initial public offering and subsequent units exchanges of $2.6 million and $2.1 million, respectively.  Exclusive of these adjustments, the remaining income tax expense for the nine months ended September 30, 2011 was attributable to $2.1 million in both operating company unincorporated business taxes and corporate income taxes.  For the nine months ended September 30, 2010, the remaining income tax expense was attributable to $1.8 million for operating company unincorporated business taxes and $1.7 million of corporate income taxes.  The increase in these taxes is attributable primarily to an increase in taxable income.  As noted above, the non-GAAP effective tax rate increased slightly, to 42.9% for the nine months ended September 30, 2011 from 42.7% for the nine months ended September 30, 2010.  A comparison of the GAAP effective tax rate for the nine months ended September 30, 2011 and 2010 is not meaningful due to the valuation allowance adjustments.

Non-Controlling Interests

Three Months Ended September 30, 2011 versus September 30, 2010

Net income attributable to non-controlling interests was $7.1 million and $8.0 million for the three months ended September 30, 2011 and 2010, respectively.  For the three months ended September 30, 2011, non-controlling interests consisted of $7.8 million of our employees’ and outside investors’ interest in the income of the operating company, offset by $0.7 million in losses incurred by the outside investors in the Company’s consolidated investment partnerships.  For the three months ended September 30, 2010, non-controlling interests consisted of income of $7.7 million of our employees’ and outside investors’ interest in the income of the operating company, and $0.3 million associated with outside investors’ interest in the income of our consolidated investment partnerships.  The decrease in net income attributable to non-controlling interests is primarily attributable to the negative performance in our consolidated investment partnerships for the three months ended September 30, 2011 compared to positive performance in our consolidated investment partnerships for the three months ended September 30, 2010.  This decrease was slightly offset by an increase in our weighted average AUM, which had a corresponding positive impact on operating company revenues and income.

Nine Months Ended September 30, 2011 versus September 30, 2010

Net income attributable to non-controlling interests was $26.2 million and $23.6 million for the nine months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011, non-controlling interests consisted of $26.8 million of our employees’ and outside investors’ interest in the income of the operating company, offset by $0.7 million in losses incurred by the outside investors in the Company’s consolidated investment partnerships.  For the nine months ended September 30, 2010, non-controlling interests consisted of $23.5 million of our employees’ and outside investors’ interest in the income of the operating company, and $0.1 million associated with outside investors’ interest in the income of our consolidated investment partnerships.  The increase in net income attributable to non-controlling interests reflects primarily the increase in our weighted average AUM, which had a corresponding positive impact on operating company revenues and income.  This increase was offset by a decrease attributable to negative performance in our consolidated investment partnerships for the nine months ended September 30, 2011 compared to positive performance in our consolidated investment partnerships for the nine months ended September 30, 2010.

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

As of September 30, 2011, our cash and cash equivalents was $36.9 million, inclusive of $2.4 million in cash held by our consolidated investment partnerships.  Advisory fees receivable was $15.3 million.  We also had approximately $2.8 million in investments set aside to satisfy our obligations under our deferred compensation program.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations.  As an investment management firm, our business has been materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended September 30, 2011, our weighted average AUM and revenues increased by 5.1% and 8.1%, respectively, compared to our weighted average AUM and revenues for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, our weighted average AUM and revenues increased by 9.2% and 12.5%, respectively, compared to our weighted average AUM and revenues for the nine months ended September 30, 2010.

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

Cash Flows

Operating activities provided $18.5 million and $12.0 million in cash flows for the three months ended September 30, 2011 and 2010, respectively.  The increase in cash flows from operating activities for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was driven primarily by changes in working capital, in addition to a slight increase in net income, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.

Operating activities provided $44.5 million and $39.5 million in cash flows for the nine months ended September 30, 2011 and 2010, respectively.  The increase in cash flows from operating activities for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was driven primarily by an increase in net income, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.

Investing activities consist primarily of capital expenditures, mutual fund contributions to our deferred compensation program and redemptions associated with our deferred compensation program, and activities with related parties.  Investing activities used less than $0.1 million and approximately $2.1 million for the three months ended September 30, 2011 and 2010, respectively.  This change was primarily due to $2.1 million in mutual fund contributions to our deferred compensation program during the three months ended September 30, 2010 that was not replicated in the three months ended September 30, 2011.  Investing activities used $0.7 million and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively.   This change was primarily due to decreases in transfers and net contributions to mutual fund investments associated with our deferred compensation program.

Financing activities consist primarily of borrowing arrangements and contributions from, and distributions to, non-controlling interests, which represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals made by the Company’s consolidated investment partnerships.  Financing activities used $6.8 million and $6.6 million for the three months ended September 30, 2011 and 2010, respectively.  The increase in cash used in financing activities for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to an increase of $0.4 million in distributions to non-controlling interests, offset by an increase of $0.2 million in contributions from non-controlling interests.

Financing activities used $23.3 million and $26.5 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in cash used in financing activities for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to the $10.0 million repayment of our senior subordinated notes in 2010 that was not replicated in 2011.  This decrease was partially offset a  by a $3.8 million decrease in contributions from non-controlling interests, a $2.7 million increase in distributions to non-controlling interests, and an increase in dividends paid of $0.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the institutional separate accounts we manage and the retail clients for which we act as sub-investment adviser.  As noted in Item 1A, “Risk Factors,” of our 2010 Form 10-K filed with the SEC on March 15, 2011, we experienced declines in AUM from the quarter ended September 30, 2007, through the quarter ended March 31, 2009, largely due to the volatility and disruption in the capital and credit markets.  We similarly have recently experienced a decline in our AUM from March 31, 2011, when AUM was $16.3 billion, through September 30, 2011, when AUM was $12.2 billion.  During this period, we experienced declines in revenue and profitability, and there can be no assurance that there will not be declines in our AUM, revenue and profitability in the future.  During periods of declining AUM and revenue, such as we experienced from the quarter ended September 30, 2007 through the quarter ended March 31, 2009, and from the quarter ended March 31, 2011 through the quarter ended September 30, 2011, there can be no assurance we will be able to reduce our expenses at a commensurate rate, potentially leading to profitability declines.  Additionally, given the nature of our business, there is a minimum expense base necessary to retain our employees and maintain our operations, and it may be difficult to reduce expenses beyond certain levels.  An economic downturn, and volatility in the global financial markets, could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.

Our revenue for the three and nine months ended September 30, 2011 and 2010 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of marketable securities and investments in mutual funds.  At September 30, 2011, the fair value of these assets was $5.3 million.  Assuming a 10% increase or decrease, the fair value would have increased or decreased by $0.5 million at September 30, 2011.

Interest Rate Risk

Since the Company does not have any debt that bears interest at a variable rate, it does not have any direct exposure to interest rate risk at September 30, 2011.

Item 4.   Controls and Procedures.

During the course of their review of our consolidated financial statements as of September 30, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three and nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2011

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer

By:	/s/ GREGORY S. MARTIN
	Name:	Gregory S. Martin
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)