Form 10-K
period 2011-12-31
Pzena Investment Management, Inc.
filed 2012-03-14
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2011, the last business day of its most recently completed second fiscal quarter, was approximately $51,797,346 based on the closing sale price of $5.68 per share of Class A common stock of the registrant on such date on the New York Stock Exchange. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.

As of March 2, 2012, there were 10,575,089 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of March 2, 2012, there were 54,222,542 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in Part I of this Annual Report. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Annual Report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Annual Report.

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

ii

Preliminary Notes

In this Annual Report, “we,” “our,” and “us” refers to Pzena Investment Management, Inc. (also referred to as the “Company”) and its consolidated subsidiaries, except that, prior to the consummation of our initial public offering and the reorganization on October 30, 2007, these terms refer to Pzena Investment Management, LLC and its consolidated subsidiaries.

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

The S&P 500® Index is a registered trademark of Standard & Poor’s, a division of The McGraw Hill Companies, Inc., which is the owner of all copyrights relating to this index and the source of the performance statistics of this index that are referred to herein.

PART I.

ITEM 1.	BUSINESS

Overview

Pzena Investment Management, Inc. is the sole managing member of Pzena Investment Management, LLC, which is our operating company. Founded in late 1995, Pzena Investment Management, LLC is a value-oriented investment management firm. We believe that we have established a positive, team-oriented culture that enables us to attract and retain very qualified people. Over the past sixteen years, we have built a diverse, global client base of respected and sophisticated institutional investors, high net worth individuals and select third-party distributed mutual funds for which we act as sub-investment adviser.

The graphic below illustrates our holding company structure and ownership as of December 31, 2011.

(1)	As of December 31, 2011, the members of Pzena Investment Management, LLC, other than us, consisted of:
•	Our six named executive officers and their estate planning vehicles, who collectively held approximately 61.0% of the economic interests in Pzena Investment Management, LLC.
•	26 of our other employees, who collectively held approximately 4.2% of the economic interests in Pzena Investment Management, LLC.
•	Certain other members of our operating company, including one of our directors and his related entities, and five former employees, who collectively held approximately 18.5% of the economic interests in us (with the 32 employee members, the Principals).
(2)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of our capital stock to receive distributions.
(3)	Each share of Class B common stock is entitled to five votes per share for so long as the number of shares of Class B common stock outstanding represents at least 20% of all shares of common stock outstanding. Class B common stockholders have the right to receive the par value of the Class B common stock upon our liquidation, dissolution or winding up, but do not share in dividends.
(4)	As of December 31, 2011, we held 10,575,089 Class A units of Pzena Investment Management, LLC, which represented the right to receive 16.3% of the distributions made by Pzena Investment Management, LLC.
(5)	As of December 31, 2011, the Principals collectively held 54,169,426 Class B units of Pzena Investment Management, LLC, which represented the right to receive 83.7% of the distributions made by Pzena Investment Management, LLC.

We utilize a classic value approach to investing and seek to make investments in good businesses at low prices. Our approach and process have helped us achieve attractive returns over the long term. As of December 31, 2011, we managed assets in twelve value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. Our assets under management, or AUM, were $13.5 billion at December 31, 2011, and we managed money on behalf of institutions and high net worth individuals and acted as sub-investment adviser to a variety of SEC-registered mutual funds and offshore funds.

Our investment discipline and our commitment to a classic value approach have been important elements of our success. We construct concentrated portfolios selected through a rigorous fundamental research process similar to the approach of a private equity investor. Our investment decisions are not motivated by short-term results or aimed at closely tracking specific market benchmarks. Generating excess returns by utilizing a classic value investment approach requires:

•	willingness to invest in companies before their stock prices reflect signs of business improvement, and
•	significant patience, based upon our understanding of the business’ fundamentals, and our long-term investment horizon.

As of December 31, 2011, we had 67 employees, including 32 employee members who collectively owned 65.2% of the ownership interests in our operating company. Our operating company is led by an executive committee, consisting of our Chief Executive Officer (CEO), two Presidents, and two Executive Vice Presidents.

Our Competitive Strengths

We believe that the following are our competitive strengths:

•	Focus on Investment Excellence. We recognize that we must achieve investment excellence in order to attain long-term business success. All of our business decisions, including the design of our investment process and our willingness to limit AUM in our investment strategies, are focused on producing attractive long-term investment results. We believe that our long-term investment performance, together with our willingness to close our strategies to new investors in order to optimize the prospects for future performance, has contributed to our positive reputation among our clients and the institutional consultants who advise them.
•	Consistency of Investment Process. Since our inception over sixteen years ago, we have utilized a classic value investment approach and a systematic, disciplined investment process to construct portfolios for our investment strategies in U.S. and non-U.S. markets across all market capitalizations. The consistency of our process has allowed us to leverage the same investment team to launch new products. We believe that our consistent investment process has resulted in strong brand recognition of our firm in the investment community.
•	Diverse and High Quality Client Base. We believe that we have developed a favorable reputation in the institutional investment community. This is evidenced by our strong relationships with consultants and the diversity and sophistication of our investors.

With the exception of two client relationships, which represented 13.3% and 11.9% of our AUM as of December 31, 2011, no other single account represented more than 5% of our AUM as of December 31, 2011. For the year ended December 31, 2011, these relationships represented 7.7% and 7.4% of our total revenues. No other single account represented more than 5% of our revenues for the year ended December 31, 2011.

•	Experienced Investment Professionals and a Team-Oriented Approach. Our greatest asset is the experience of the individuals on our team. In addition to detailed financial analysis, our investment process requires a long-term view of the nature of each business we are considering, the company’s current and likely future competitive standing and the management team’s strategies for change. Therefore, we have assembled a diverse team that includes individuals with corporate management, private equity, management consulting, legal, accounting and Wall Street experience. We believe that their wide range of experiences gives us unique perspectives while executing our in-depth, research-based decision making process. To capitalize on the diversity of these backgrounds, we follow a collaborative, consensus-oriented approach to making investment decisions, in which any of our investment professionals, irrespective of seniority, can play a significant role.

•	Employee Retention. We have focused on building an environment that we believe is attractive to talented investment professionals. Important among our practices are our team-oriented approach to investment decisions, rotation of coverage areas among individuals and a culture of employee ownership of our firm.
•	Culture of Ownership. We believe in significant ownership of our business by the key contributors to our success. Since our inception, we have communicated to all our employees that they have the opportunity to become partners in our operating company. As of December 31, 2011, we had 32 employee-owners positioned within all functional areas of the firm. We believe this ownership model results in a shared sense of purpose with our clients and their advisers. We intend to continue fostering a culture of ownership through our equity incentive plans, which are designed to align our team’s interests with those of our stockholders and clients. We believe this culture of ownership contributes to our team orientation and connection with clients.

Our Business Strategy

The key to our success is continued long-term investment performance. In conjunction with this, we believe the following strategies will enable us to grow our business over time.

•	Unwavering Focus on Investment Excellence. We view our unwavering focus on long-term investment excellence to be the key driver of our business success.
•	Capitalize on Growth Opportunities Created By Our Global Focus Strategies. Among both institutional and retail investors industry-wide, over the past few years, there has been increasing levels of investments in portfolios including non-U.S. equities. As of December 31, 2011, the total AUM in our Global Value strategies, EAFE Value strategies, Emerging Markets Value strategy, and other non-U.S. strategies was $5.6 billion, or 41.5% of our overall AUM. Our global capability provides opportunity for all of our strategies around the world.
•	Employ Our Proven Process to Introduce New Products. We anticipate continuing to offer new investment strategies over time, on a measured basis, consistent with our past practice, utilizing our proven investment process.
•	Work with Our Strong Consultant Relationships. We believe that we have built strong relationships with the leading investment consulting firms who advise potential institutional clients. Historically, new accounts sourced through consultant-led searches have been a large driver of our inflows and are expected to be a major component of our future inflows.
•	Expand Our Non-U.S. Client Base. In recent years, we have increased our efforts to develop our non-U.S. client base. Through our strong relationships with global consultants, we have been able to accelerate the development of our relationships with their non-U.S. branches. Over time, we aim to achieve growth of this client base through these relationships and by directly calling on the world’s largest institutional investors. In addition, during 2010 we opened a representative office in Australia to more effectively service existing clients and develop new relationships in the geographic area. To date, these marketing efforts have resulted in client relationships in more than seven non-U.S. countries, such as the United Kingdom, Australia and Canada. We have also sought to expand our non-U.S. base through our relationships with non-U.S. mutual funds and other investment fund advisors. As of December 31, 2011, we managed $4.5 billion in separate accounts, commingled funds and sub-advised funds on behalf of non-U.S. clients.
•	Expand Our Sales Effort. Over the course of the last several years we have expanded our sales and marketing efforts from a team of 3 to a team of 7. This team is focused geographically along with one individual focused particularly on the subadvisory and investment-only defined contribution distribution channels. In addition to our representative office in Melbourne, Australia, we now have two other professionals dedicated to business development throughout Europe and the Middle East.

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

As of December 31, 2011, we had a 23-member investment team. Each member serves as a research analyst, and certain members of the team also have portfolio management responsibilities. There are three portfolio managers for each investment strategy. These three managers have joint decision-making responsibility, and each has “veto authority” over all decisions regarding the relevant portfolio. For each of our largest current investment strategies, these three senior members are identified under “— Our Investment Strategies.” Research analysts have sector and company-level research responsibilities which span all of our investment strategies, including those with a non-U.S. focus. In order to facilitate the professional development of our team, and to keep a fresh perspective on our portfolio companies, our research analysts generally rotate industry coverage every three years.

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

Our Investment Strategies

As of December 31, 2011, our approximately $13.5 billion in AUM was invested in a variety of value-oriented investment strategies, representing differing capitalization segments of U.S. and non-U.S. markets. The following table describes the largest of our current U.S. and non-U.S. investment strategies, and the allocation of our approximately $13.5 billion in AUM among them, as of December 31, 2011.

Strategy	AUM
(in billions)
U.S. Strategies
Large Cap Value	$5.0
Value Service	1.6
Small Cap Value	1.0
Other U.S. Strategies(1)	0.3
Non-U.S. Strategies
Global Value	3.6
EAFE Diversified Value	1.5
Other Non-U.S. Strategies(2)	0.5
Total	$13.5

(1)	Our other U.S. investment strategies are: Mid Cap Value, All Cap Value and Financial Opportunities Service.
(2)	Our other non-U.S. investment strategies are: EAFE Value, Global Diversified Value, European Value and Emerging Markets Value.

We understand that our ability to retain and grow assets as a firm has been, and will be, driven primarily by delivering attractive long-term investment results to our clients. As a consequence, we have prioritized, and will continue to prioritize, investment performance over asset accumulation. Where we deemed it necessary, we have, at times, closed certain products to new investors in order to preserve capacity to effectively implement our concentrated investment strategies for the benefit of existing clients. Currently, all of our investment strategies are open to new investors.

Our five largest investment strategies as of December 31, 2011 are further described below. We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest. While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary as described below.

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

Non-U.S Strategies

Global Value.  We screen a universe of the 1,500 largest non-U.S.-listed companies, based on market capitalization, and the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 40 to 60 stocks. We launched this strategy in January 2004.

EAFE Diversified Value.  We screen a universe of the 1,500 largest non-U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 60 to 100 stocks. We launched this strategy in November 2008.

Our Product Development Approach

Historically, a major component of our growth has been the development of new products. Prior to seeding a new product, we perform in-depth research on the potential market for the product, as well as its overall compatibility with our investment expertise. This process involves analysis by our client team, as well as by our investment professionals. We will only launch a new product if we believe that it can add value to a client’s investment portfolio. In the past, if appropriate, we have created partnerships with third parties to enhance the distribution of a product or add expertise that we do not have in-house. Prior to marketing a new product, we generally incubate the product for a period of one to five years, so that we can test and refine our investment strategy and process before actively marketing the product to our clients.

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

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our five largest investment strategies from their inception to December 31, 2011, and in the five-year, three-year, and one-year periods ended December 31, 2011, relative to the performance of: (i) the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy, and (ii) the S&P 500® Index, which is provided for the limited purpose of providing a comparison to the broader equity market.

	Period Ended December 31, 2011(1)
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (October 2000)
Annualized Gross Returns	3.7%	(5.7)%	15.1%	(5.3)%
Annualized Net Returns	3.2%	(6.1)%	14.6%	(5.8)%
Russell 1000® Value Index	3.2%	(2.6)%	11.6%	0.4%
S&P 500® Index	0.7%	(0.3)%	14.1%	2.1%
Global Value (January 2004)
Annualized Gross Returns	0.9%	(8.7)%	11.0%	(12.8)%
Annualized Net Returns	0.1%	(9.4)%	10.2%	(13.3)%
MSCI World(SM) Index – Net/U.S.$(2)	3.7%	(2.4)%	11.1%	(5.5)%
S&P 500® Index	3.6%	(0.3)%	14.1%	2.1%
Value Service (January 1996)
Annualized Gross Returns	9.3%	(5.1)%	16.0%	(3.7)%
Annualized Net Returns	8.5%	(5.7)%	15.2%	(4.4)%
Russell 1000® Value Index	7.2%	(2.6)%	11.6%	0.4%
S&P 500® Index	6.5%	(0.3)%	14.1%	2.1%
EAFE Diversified Value (November 2008)
Annualized Gross Returns	11.8%	—	12.8%	(13.5)%
Annualized Net Returns	11.5%	—	12.5%	(13.7)%
MSCI EAFE® Index – Net/U.S.$(2)	7.3%	—	7.7%	(12.1)%
S&P 500® Index	11.1%	—	14.1%	2.1%
Small Cap Value (January 1996)
Annualized Gross Returns	12.9%	1.7%	21.1%	(8.7)%
Annualized Net Returns	11.7%	0.7%	19.9%	(9.6)%
Russell 2000® Value Index	8.8%	(1.9)%	12.4%	(5.5)%
S&P 500® Index	6.5%	(0.3)%	14.1%	2.1%

(1)	The historical returns of these investment strategies are not necessarily indicative of their future performance or the future performance of any of our other current or future investment strategies.
(2)	Net of applicable withholding taxes.

Advisory Fees

We earn advisory fees on the accounts that we manage for institutional clients, retail clients, mutual funds and other investment funds.

On our institutional accounts, we are paid fees according to a schedule which varies by investment strategy. The substantial majority of these accounts pay us management fees pursuant to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases. Certain of our clients pay us incentive fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a lower base fee, but allows for us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark.

As of December 31, 2011, we sub-advised thirteen SEC-registered mutual funds that each have an initial two-year term and are subject to annual renewal by each fund’s board of directors pursuant to the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act. Eight of these thirteen sub-investment advisory agreements, including our largest sub-advised relationship, are beyond their initial two-year terms as of December 31, 2011. In addition, we sub-advise ten offshore funds. Pursuant to these agreements, we are generally paid a management fee according to a schedule, in which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed rate management fees. Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of assets under management, are lower than the advisory fees we earn on our institutional accounts. The majority of the advisory fees we earn on institutional accounts are based on the value of AUM at a specific date on a quarterly basis, either in arrears or in advance. Advisory fees on certain of our institutional accounts, and with respect to all of the mutual funds that we sub-advise, are calculated based on the average of the monthly or daily market value of the account. Advisory fees are also generally adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. While a specific group of accounts may use the same fee rate, the method used to calculate the fee according to the fee rate schedule may differ, as described above.

Our Client Relationships and Distribution Approach

We manage separate accounts on behalf of institutions and high net worth individuals and, as of December 31, 2011, acted as sub-investment adviser for thirteen SEC-registered mutual funds and ten offshore funds. We believe that strong relationships with our clients are critical to our ability to succeed and to grow our AUM. In building these relationships, we have focused our efforts where we can efficiently access and service large pools of sophisticated clients with our team of dedicated marketing and client service professionals. We distribute our products to institutional and retail clients primarily through the efforts of our internal sales team, who calls on them directly and on the consultants who serve them, as well as through the marketing programs of our sub-investment advisory partners. Since our objective is to attract long-term investors with an investment horizon in excess of three years, our sales and client service efforts focus on educating our investors regarding our disciplined value investment process and philosophy.

Our marketing effort is led by our seven person business development team, which is responsible for:

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

Investment Consultants

We estimate that approximately 70% of all retirement plan assets are advised by investment consultants, with a relatively small number of these consultants representing a significant majority of these relationships. As a result of a consistent servicing effort over our history, we have built strong relationships with those consulting firms that we believe are the most important consulting firms and believe that most of them rate our open investment strategies favorably. New accounts sourced through consultant-led searches have been a large driver of our historical growth and are expected to be a major component of our future growth. We seek to develop direct relationships with accounts sourced through consultant-led searches by our ongoing marketing and client service efforts, as described below under “Client Service.”

Sub-Investment Advisory Distribution

We sub-advise a mutual fund that is advised by John Hancock Advisers, namely the John Hancock Classic Value Fund. As of December 31, 2011, this fund represented $1.6 billion, or 11.9%, of our AUM. For the years ended December 31, 2011, 2010 and 2009, approximately 7.7%, 9.8%, and 11.1%,respectively, of our total revenue was generated from our sub-investment advisory agreement with John Hancock Advisers. Our sub-investment advisory agreement with the John Hancock Classic Value Fund represented all, or substantially all, of this revenue during these periods.

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

Client Service

Our client service team’s efforts are instrumental to maintaining our direct relationships with institutional and individual separate account clients and developing direct relationships with separate accounts sourced through consultant-led searches. We have a dedicated client service team, which is primarily responsible for addressing all ongoing client needs, including periodic updates and reporting requirements. Our sales team assists in providing ongoing client service to existing institutional accounts. Our institutional distribution, sales and client service efforts are also supported, as necessary, by members of our investment team.

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

In order to grow our business, we must be able to compete effectively to maintain existing AUM and attract additional AUM. Historically, we have competed for AUM principally on the basis of:

•	the performance of our investment strategies;
•	our clients’ perceptions of our drive, focus and alignment of our interests with theirs;
•	the quality of the service we provide to our clients and the duration of our relationships with them;
•	our brand recognition and reputation within the investing community;
•	the range of products we offer; and
•	the level of advisory fees we charge for our investment management services.

Our ability to continue to compete effectively will also depend upon our ability to attract highly qualified investment professionals and retain our existing employees. For additional information concerning the competitive risks that we face, see “Item 1A — Risks Factors — Risks Related to Our Business — The investment management business is intensely competitive.”

Employees

At December 31, 2011, we had 67 full-time employees. This consists of 26 research department personnel; 3 traders; 14 client service and marketing personnel; 12 employees in operations; and 12 legal, compliance and finance personnel.

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

SEC Regulation

Our operating company, Pzena Investment Management, LLC, is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Investment Advisers Act of 1940, as amended, which we refer to as the Investment Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of our business and our relationships with our clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, conflicts of interest, advertising, recordkeeping, reporting and disclosure requirements. All thirteen of the funds for which Pzena Investment Management, LLC acts as the sub-investment adviser are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their advisers. Moreover, an investment adviser’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board after an initial two-year term. Both the Investment Advisers Act and the Investment Company Act regulate the “assignment” of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of Pzena Investment Management, LLC, or the registered funds for which Pzena Investment Management, LLC acts as sub-investment adviser, to comply with the requirements of the SEC could have a material adverse effect on us.

ERISA-Related Regulation

To the extent that Pzena Investment Management, LLC is a “fiduciary” under the Employment Retirement Act of 1974, or ERISA, with respect to benefit plan clients, it is subject to ERISA, and to regulations promulgated thereunder. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could have a material adverse effect on our business.

Foreign Regulation

Pzena Investment Management, LLC is registered as an exempt market dealer and portfolio manager (international adviser) in Ontario, Canada. As a portfolio manager, Pzena Investment Management, LLC is only permitted to provide advice in Ontario to certain institutional and high net worth individual clients. As an exempt market dealer, Pzena Investment Management, LLC is permitted to act as a market intermediary for only certain types of trades, and is permitted to market, sell and distribute prospectus-exempt securities to accredited investors. A portfolio manager must, upon the request of the Ontario Securities Commission, or OSC, produce all books, papers, documents, records and correspondence relating to its activities in Ontario, and inform the OSC if it becomes the subject of an investigation or disciplinary action by any financial services or securities regulatory authority or self-regulatory authority.

Pzena Investment Management, LLC is approved by the Irish Financial Services Regulatory Authority as a promoter and investment manager of Irish authorized collective schemes.

We operate in various other foreign jurisdictions without registration in reliance upon applicable exemptions under the laws of those jurisdictions.

Compliance

Our firm maintains a Legal and Compliance Department with two full-time lawyers, including our General Counsel/Chief Compliance Officer. Other members of the Department, as well as the firm in general, also devote significant time to compliance matters.

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

In 2011, our investment strategies underperformed their respective benchmarks, and, although each of our investment strategies outperformed their respective benchmarks in 2009, and most of our investment strategies outperformed their respective benchmarks in 2010, there can be no assurance that some or all of our strategies will not underperform their respective benchmarks in the future. For example, the annualized gross returns (which represents annualized returns prior to payment of advisory fees) of our Large Cap Value strategy (which represented approximately 37.0% of our AUM as of December 31, 2011) for the 1-year, 3-year, 5-year and since inception (October 2000) periods ended December 31, 2010 were (5.3)%, 15.1%, (5.7)%, and 3.7%, respectively. This compares to the returns of the Russell 1000® Value Index, the market index most commonly used by our clients to compare the performance of our Large Cap Value strategy, during the same periods of 0.4%, 11.6%, (2.6)%, and 3.2%, respectively.

During periods of declining AUM and revenues, such as we experienced during the first quarter of 2009, and the last three quarters of 2011, there can be no assurance that we will be able to reduce our expenses at a commensurate rate, potentially leading to accelerated profitability declines. Additionally, given the nature of our business, there is a minimum expense base necessary to retain our employees and maintain our operations, and it may be difficult to reduce expenses beyond certain levels.

The level of our AUM and revenue has fluctuated in the past and there can be no assurance that there will not be declines in our AUM, revenue and profitability in the future.

We depend on the executive committee of our operating company and the loss of the services of any of them could have a material adverse effect on us.

The success of our business largely depends on the participation of Richard S. Pzena, John P. Goetz, William L. Lipsey, Antonio DeSpirito, III, and Michael D. Peterson, our CEO, two Presidents, and two Executive Vice Presidents, respectively. Their professional reputations, expertise in investing and relationships with our clients and within the investing community in the U.S. and abroad, are critical elements to executing our business strategy and attracting and retaining clients. Accordingly, the retention of these individuals is crucial to our future success. There is no guarantee that they will not resign, join our competitors or form a competing company. The terms of the current operating agreement of our operating company restrict each of these individuals from competing with us or soliciting our clients or other employees during the term of their employment with us and for a certain period thereafter. The penalty for breach of these restrictive covenants will be the forfeiture of a number of Class B units held by the individual and his permitted transferees as of the earlier of the date of his breach or the termination of his employment, unless our Board of Directors, in its sole discretion, determines otherwise. Although we may also seek specific performance of these restrictive covenants, there can be no assurance that we would be successful in obtaining this relief. Further, after this post-employment restrictive period, we will not be able to prohibit them from competing with us or soliciting our clients or employees. If any of these individuals were to join a competitor or form a competing company, some of our current clients or other prominent members of the investing community could choose to invest with that competitor rather than us. Furthermore, we do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of these individuals. The loss of the services of any of these individuals could have a material adverse effect on our business and could impact our future performance.

Our relationships with two clients represent a significant source of our AUM and revenues, and the termination of one or both of these relationships would impair our revenues and earnings.

As of December 31, 2011, two client relationships represented 13.3% and 11.9%, respectively, of our AUM. For the year ended December 31, 2011, these relationships represented 7.4% and 7.7%, respectively, of our total revenues. No other single account represented more than 5% of our AUM as of December 31, 2011, or more than 5% of our revenues for the year ended December 31, 2011.

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

Our investment advisory and sub-investment advisory agreements are generally terminable upon short notice. Our sub-investment advisory agreements with thirteen SEC-registered mutual funds each have an initial two-year term and are subject to annual renewal by each fund’s board of directors pursuant to the Investment Company Act. Eight of these thirteen sub-investment advisory agreements, including our largest sub-advised relationship, are beyond their initial two-year term, as of December 31, 2011. Institutional and individual clients, and the funds with which we have sub-investment advisory agreements, can terminate their relationships with us, or reduce the aggregate amount of AUM, for a number of reasons, including investment performance; changes in prevailing interest rates; changes in asset class preference; and financial market performance; or to shift their funds to competitors who may charge lower advisory fee rates; or for no stated reason. Poor performance relative to that of other investment management firms tends to result in decreased investments in our investment strategies, increased withdrawals from our investment strategies and the loss of institutional or individual accounts or sub-investment advisory relationships. In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services. If our investment advisory agreements are terminated, or our clients reduce the amount of AUM, either of which may occur on short notice, we may experience declines in revenue and profitability.

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

Although we experienced growth in AUM and revenues from the quarter ended March 31, 2009 through the quarter ended March 31, 2011, we experienced declines in AUM during the first quarter of 2009 and the last three quarters of 2011, and there can be no assurance that there will not be declines in our AUM, revenue and profitability in the future.

Volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our AUM, revenues and profitability.

As a company that operates in both U.S. and non-U.S. markets, and with a global client base, our business is subject to changing conditions in the global financial markets, and may also be affected by worldwide political, social and economic conditions in general. Beginning in the second half of 2007, and particularly during the second half of 2008 through early 2009, the financial markets were characterized by unprecedented levels of volatility and limited liquidity. This materially and adversely affected the capital and credit markets and led to a widespread loss of investor confidence. While investor confidence showed some stabilization and improvement during the second half of 2009 through 2010, 2011 was met with continued uncertainty and instability of global markets driven by unemployment, housing and credit concerns, the European debt crisis and the downgrade of long-term sovereign debt of the United States. There has been hesitation among investors to increase allocations to public equity investments, and alternative asset classes have been more highly favored by many of investors. As a result, we have and could in the future be confronted with net outflows of AUM, and could experience difficulties attracting new clients, resulting in a material adverse effect on our AUM, revenue and profitability in the future.

As indicated above, we experienced declines in AUM during the first quarter of 2009 and for the last three quarters of 2011, largely due to the volatility and disruption in the capital and credit markets. During these periods, we experienced declines in revenue and profitability, and there can be no assurance that there will not be declines in our AUM, revenue and profitability should volatility and disruption in the capital and credit markets continue in the future.

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

Future growth of our business may be difficult to achieve, and may place significant demands on our infrastructure and our investment team and other employees, and may increase our expenses. In addition, we are required to continuously develop our infrastructure in response to the increasing sophistication of the investment management market, as well as due to legal and regulatory developments.

Although most of our investment strategies outperformed their respective benchmarks in 2009 and 2010, they underperformed their respective benchmarks in 2011. Continued future growth may be challenging, as our underperformance in 2011 may impact our ability to attract inflows of AUM. Additionally, the current overall market environment may impact potential investors’ interest in committing new capital to equity strategies such as those offered by us, thereby making growth more difficult.

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

In recent years, in response to market pressures, there has been a trend towards lower fees in the asset management industry and no assurances can be given that we will be able to maintain our current fee structure. Additionally, a shift in the mix in our AUM from higher revenue-generating AUM to lower revenue-generating AUM may result in a decrease in revenues, even if our aggregate level of AUM remains unchanged or increases.

We may enter into more performance-based fee arrangements with our clients in the future, which could cause greater fluctuations in our revenues.

A small portion of our investment advisory revenue is currently derived from performance fees. We generally earn performance fees under certain client agreements according to the performance in the accounts relative to a certain agreed-upon benchmark, which results in a lower base fee, but allows for us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark. In addition, some performance-based fee arrangements include high-water mark provisions, which generally provide that if a client account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve the performance target for a particular period, we will not earn a performance fee for that period and, for accounts with a high-water mark provision, our ability to earn future performance fees may be impaired. During fiscal years 2011 and 2010, we earned $3.8 million and $0.5 million in performance fees, respectively. We did not earn performance fees during fiscal year 2009. Performance fees may become more common in our industry. An increase in performance fees, or in performance-based fee arrangements with clients, could create greater fluctuations in our revenues.

Reductions in business sourced through consultants, or their poor reviews of us or our products, could materially reduce our revenues and ability to attract new clients.

New accounts sourced through consultant-led searches have been a large driver of our inflows in the past, and are expected to be a major component of our future inflows. In addition, we have established relationships with certain mutual fund providers who have offered us opportunities to access certain market segments through sub-investment advisory roles. We have also accessed the high net worth segment of the investing community through relationships with well-respected wealth advisers who utilize our investment strategies in investment programs they construct for their clients. If we fail to successfully maintain these third-party distribution and sub-investment advisory relationships, our business could be materially adversely affected. In addition, many of these parties review and evaluate our products and our organization. Poor reviews or evaluations of either the particular product, or of us, may result in client withdrawals or may impact our ability to attract new assets through such intermediaries.

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

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity.

We are subject to income as well as non-income based taxes, in both the U.S. and various non-U.S. jurisdictions. We are also subject to potential tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these potential audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these potential audits, and the actual outcomes of these potential audits could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. corporate tax reform, if enacted, could change the amount of taxes we are required to pay and have a significant impact on our future results of operations, profitability and financial condition.

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

Operational risks, including any significant limitation, failure or security breach of our software applications, technology or other systems critical to our operations, may disrupt our business, result in losses, or limit our growth.

We rely heavily on our financial, accounting, trading, compliance and other data processing systems. Any failure or interruption of these systems, whether caused by fire, other natural disaster, power or telecommunications failure, act of terrorism or war, security breach or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus materially adversely affect our business. Although we have back-up systems in place and have taken other protective measures, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate and our technology system may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact. The potential inability of our systems to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we will need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, our operations.

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

We depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. We make investment decisions on behalf of our clients which could result in substantial losses to them. In order for our classic value investment strategies to yield attractive returns, we expect to have to hold securities for multi-year periods and, therefore, our investment strategies may not perform well in the short-term. If our clients suffer significant losses, or are otherwise dissatisfied with our services, we could be subject to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty, or breach of contract. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations, or cause significant reputational harm to us. For information on our legal proceedings, see “Item 3 — Legal Proceedings.”

Fulfilling our public company financial reporting and other regulatory obligations has been and will be expensive and time consuming.

As a public company, we are required to implement specific corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley” or “SOX”), the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), and the related rules and regulations of the SEC, as well as the rules of the New York Stock Exchange (the “NYSE”). Compliance with these requirements has caused and will cause us to continue to incur significant legal and accounting compliance costs, and place significant demands on our accounting and finance staff, and on our accounting, financial and information systems. We have hired, and may need to further hire, additional accounting and finance staff with appropriate public company financial reporting experience and technical accounting knowledge, which has and may continue to increase our compensation expense.

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

Certain changes in accounting and/or financial reporting standards issued by the Financial Accounting Standards Board (“FASB”), the SEC or other standard-setting bodies could have a material impact on our financial position or results of our operations.

We are subject to the application of generally accepted accounting principles in the United States (“GAAP”), which are periodically revised and/or expanded. As such, we are required to adopt new or revised accounting and/or financial reporting standards issued by recognized accounting standard setters or regulators, such as the FASB and the SEC. In 2010, the SEC published a statement of continued support for a single set of high-quality global accounting standards and acknowledged that the International Financial Reporting Standards (“IFRS”) was best positioned to serve that role. In 2011, the SEC staff released a paper discussing a potential transition method to incorporate IFRS into the financial reporting system for U.S. public companies. While timelines remain uncertain regarding the near-term use of IFRS in the United States, it is possible that future reporting standards issued by the proposed implementation of IFRS could change our current application of GAAP, resulting in a material impact on our financial position or results of operations.

The historical consolidated financial information included in this Annual Report and our previously filed public company reports may not necessarily be indicative of our future financial results.

The historical consolidated financial information included in this Annual Report and our previously filed public company reports may not necessarily be indicative of our future financial results. There can be no assurance that our AUM and revenue will grow at the same rate as they grew from the quarter ended June 30, 2009 through the quarter ended March 31, 2011. As mentioned above, we experienced declines in AUM, revenue, and profitability during the first quarter of 2009 and for the last three quarters of 2011, and there can be no assurance that there will not be similar, or more severe, declines in our AUM, revenue and profitability in the future. Although all of our strategies are currently open and available to new investments, we may close certain or all of our strategies in the future at any time.

See “Part 2, Item 6 — Selected Financial Data” and the historical financial statements included elsewhere in this report.

Risks Related to Our Investment Strategies

Our results of operations depend on the performance of our investment strategies. Poor performance of our investment strategies will reduce or minimize the value of our assets under management, on which our advisory fees are based. Since advisory fees comprise all of our operating revenues, poor performance of our investment strategies will have a material adverse impact on our results of operations. In addition, poor performance will make it difficult for us to retain or attract clients and to grow our business. Our investment strategies are subject to some or all of the following risks.

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

Our products are best suited for investors with long-term investment horizons. In order for our classic value investment approach to yield attractive returns, we must typically hold securities for an average of over three years. Our investment strategies may not perform well during certain periods of time. In addition, our strategies may not perform well during points in the economic cycle when value-oriented stocks are relatively less attractive. For instance, during the late stages of an economic cycle, investors may purchase relatively expensive stocks in order to obtain access to above average growth, as was the case in the late 1990s. Value-oriented strategies may also experience weakness during periods when the markets are focused on one investment thesis or sector. In 2011, our investment strategies underperformed their respective benchmarks, and there can be no assurance that such underperformance will not occur in future periods.

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

Market environments may negatively affect the companies in which we invest.

The disruption in the global credit markets and the deterioration of the economy and the financial markets beginning in the second half of 2007, and continuing through early 2009, created difficult conditions for most companies, including many of those in which we invest. Although global market conditions showed some stabilization and improvement during 2010, capital and credit markets continued to experience uncertainty and instability throughout 2011, driven by unemployment, housing and credit concerns, the European debt crisis and the downgrade of long-term US sovereign debt. The environment that the United States and the world faced as a result of these factors had the effect of pushing the prices of equity securities in which we invest lower than their historical levels. In addition, the market environment had the effect of reducing the funds available to our clients to invest. There can be no assurance that both of these trends will not continue to impact our AUM, which is the main driver of our revenues and profitability.

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

Our Global Value, EAFE Value, Global Diversified Value, EAFE Diversified Value, European Value and Emerging Markets Value strategies, which together represented $5.6 billion, $5.5 billion, and $4.7 billion of our AUM as of December 31, 2011, 2010 and 2009, respectively, and may comprise a larger portion of our AUM in the future, are primarily invested in securities of companies located outside the United States. Fluctuations in foreign currency exchange rates could negatively impact the portfolios of our clients who are invested in these strategies. In addition, foreign currency fluctuations may affect the levels of our AUM from one reporting period to another. An increase in the value of the U.S. dollar relative to non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. dollar denominated revenue. We do not currently engage in any hedging activities for these portfolios and continue to market these products as unhedged.

Investments in non-U.S. issuers may also be affected by political, social and economic uncertainty affecting a country or region in which we are invested, such as the European debt crisis in 2011. Many non-U.S. financial markets are not as developed, or as efficient, as the U.S. financial market, and, as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information in respect of such companies. These risks could adversely impact the performance of our strategies that are invested in securities of non-U.S. issuers.

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

We used the net proceeds of our October 2007 initial public offering to purchase membership units of our operating company from three of its members, or the selling members. These purchases have and are expected to continue to result in increases in our share of the tax basis in the tangible and intangible assets of our operating company that otherwise would not have been available. Subsequent and future exchanges of Class B units of our operating company for shares of our Class A common stock have and are expected to continue to result in increases in our share of the tax basis in the tangible and intangible assets of our operating company that otherwise would not have been available. These increases in tax basis have and are expected to continue to reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service, or IRS, might challenge all or part of this tax basis increase, and a court might sustain such a challenge.

Pursuant to a tax receivable agreement dated October 30, 2007, among the selling members, all holders of Class B units after our October 2007 initial public offering and us, we are required to pay the selling members, and any holders of Class B units who elect to exchange their Class B units for shares of our Class A common stock, 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increases in amortizable tax basis due to the sale to us of membership units in October 2007 and the subsequent and future exchanges of Class B units for shares of our Class A common stock. The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income, and the tax rates then applicable. Payments under the tax receivable agreement are expected to give rise to certain additional tax benefits attributable to further increases in basis. Any such benefits are covered by the tax receivable agreement and will increase the amounts due thereunder. We expect that, as a result of the size and increases in our share of the tax basis in the tangible and intangible assets of our operating company attributable to our interest therein, the payments that we may make to these members likely will be substantial. In October 2008, each of the selling members agreed with us to waive any payments that we were required to make to them with respect to the 2008 and 2009 tax years, as a result of their sale to us of an aggregate of 6.1 million membership units in October 2007. See “Notes to Consolidated Financial Statements — Note 9 — Income Taxes.”

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

Pursuant to the operating agreement of our operating company, on at least one date designated by us each year, certain holders of Class B units may exchange up to 15% of their Class B units for an equivalent number of shares of our Class A common stock, subject to certain restrictions set forth in the operating agreement. Also, as of October 30, 2011, the fourth anniversary of our initial public offering, the non-employee members of our operating company may exchange all of their vested Class B units, in accordance with the timing restrictions set forth in the operating agreement.

Pursuant to the resale and registration rights agreement, dated October 30, 2007, among the holders of Class B units and us, (i) on at least one date designated by us each year these holders may resell the shares of Class A common stock issued to them upon the exchange of up to 15% of their Class B units, or, in the case of non-employee members, all of their Class B units.

We filed a Form S-3 registration statement, which became effective in February 2009, in order to register our issuance to these holders of 57,937,910 shares of Class A common stock issuable upon exchange of all Class B units outstanding immediately after the consummation of our operating company’s reorganization. On January 27, 2012, the SEC declared effective a subsequent registration statement on Form S-3 which registers the resale of 40,114,701 shares of our Class A common stock by the selling stockholders named therein. We designated March 28, 2011, September 15, 2011 and March 31, 2010 as the 2011and 2010 exchange dates, respectively. Certain executive officers and employees elected to exchange an aggregate of 536,528, 670,902 and 734,618, respectively, of their Class B units for an equivalent number of shares of our Class A common stock, which, with the exception of those held by our executive officers, are freely tradable. The market price of our Class A common stock could decline as a result of sales pursuant to the Form S-3 registration statements, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.

Control by our Class B stockholders of 96.2% of the combined voting power of our common stock may give rise to conflicts of interest.

Our Class B stockholders collectively hold approximately 96.2% of the combined voting power of our common stock. These stockholders consist of our six named executive officers, 26 of our other employees, certain other members of our operating company, including one of our directors and his related entities, and five former employees. Holders of shares of our Class B common stock have entered into a Class B Stockholders’ Agreement with respect to all shares of Class B common stock then held by them and any additional shares of Class B common stock they may acquire in the future. Pursuant to this agreement, they will vote these shares of Class B common stock together on all matters submitted to a vote of our common stockholders. To the extent that we cause our operating company to issue additional Class B units, which may be granted, subject to vesting, to our employees pursuant to the PIM LLC 2006 Equity Incentive Plan, these employees will be entitled to receive an equivalent number of shares of our Class B common stock, subject to the condition that they agree to enter into this Class B Stockholders’ Agreement. Each share of our Class B common stock entitles its holder to five votes per share for so long as the Class B stockholders collectively hold 20% of the total number of shares of our common stock outstanding. When a Class B unit is exchanged for a share of our Class A common stock, an unvested Class B unit is forfeited due to the employee holder’s failure to satisfy the conditions of the award agreement pursuant to which it was granted, or any Class B unit is forfeited as a result of a breach of any restrictive covenants contained in our operating company’s amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed by us. For so long as our Class B stockholders hold at least 20% of the total number of shares of our common stock outstanding, they will be able to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of securities, and the declaration and payment of dividends. In addition, they will be able to determine the outcome of all matters requiring approval of stockholders, and will be able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our Company. Our Class B stockholders have the ability to prevent the consummation of mergers, takeovers or other transactions that may be in the best interests of our Class A stockholders. In particular, this concentration of voting power could deprive Class A stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our company, and could ultimately affect the market price of our Class A common stock.

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

We currently intend to pay cash dividends on a quarterly basis. However, our Board of Directors may, in its discretion, decrease the level of dividends, or discontinue the payment of dividends entirely. In addition, as a holding company, we depend upon the ability of Pzena Investment Management, LLC to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses and pay dividends to our stockholders. We expect to cause Pzena Investment Management, LLC to make distributions to its members, including us. However, the ability of Pzena Investment Management, LLC to make such distributions is subject to its operating results, cash requirements and financial condition and applicable Delaware laws (which may limit the amount of funds available for distribution to its members), as well as any contractual restrictions. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Because of these various limitations and restrictions, we have, in the past, had to suspend our quarterly dividend payment. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Our Dividend Policy.”

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

Our corporate headquarters and principal offices are located at 120 West 45th Street, New York, New York 10036, where we occupy approximately 22,000 square feet out of 32,000 square feet of space under our non-cancellable operating lease, the term of which expires in October 2015. During the year ended December 31, 2011, we entered into a non-cancellable sublease agreement for approximately 10,000 square feet of excess office space associated with the operating lease, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Exhibit 10.7. We believe the space we occupy is adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company may be subject to various legal and administrative proceedings.

Currently, there are no material legal proceedings pending against us.

ITEM 4.	REMOVED AND RESERVED

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed for trading on the NYSE under the symbol “PZN”. As of March 2, 2012, there were approximately 30 record holders of our Class A common stock and 68 record holders of our Class B common shares. These numbers do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.

The following table sets forth the quarterly high and low sales prices of our Class A common stock on the NYSE for the periods indicated and dividends declared during such periods.

	2011			2010
Quarter	High	Low	Dividends Declared Per Share	High	Low	Dividends Declared Per Share
Quarter Ended March 31	$8.00	$6.47	$0.03	$8.85	$5.78	$0.00
Quarter Ended June 30	$8.03	$5.00	$0.03	$7.80	$6.06	$0.03
Quarter Ended September 30	$6.53	$3.20	$0.03	$7.35	$6.04	$0.03
Quarter Ended December 31	$5.06	$3.18	$0.03	$7.88	$6.36	$0.18

Our Dividend Policy

Our Board of Directors has targeted a cash dividend payout ratio of approximately 70% to 80% of annual non-GAAP net income, subject to growth initiatives and other funding needs. We use non-GAAP measures, discussed in further detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Non-GAAP Net Income” in Part II of this Annual Report, to assess the strength of the underlying operations of the business. We believe non-GAAP measures provide information to better analyze our operations between periods, and over time. We are a holding company and have no material assets other than our ownership of membership interests in our operating company. As a result, we depend upon distributions from our operating company to pay any dividends that our Board of Directors may declare to be paid to our Class A common stockholders, if any. When and if our Board of Directors declares any such dividends, we then cause our operating company to make distributions to us in an amount sufficient to cover the dividends declared. We may not pay dividends to our Class A common stockholders in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends, or any of our financing facilities or other agreements restrict us from doing so. To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

Our ability to pay dividends is subject to Board of Director discretion and may be limited by our holding company structure and applicable provisions of Delaware law. See “Item 1A — Risk Factors — Our ability to pay dividends is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law.”

Recent Sales of Unregistered Securities

In connection with 2011 year-end compensation, we issued an aggregate of 199,353 Class B units of our operating company and the related 199,353 shares of Class B common stock to employee members. We also awarded an aggregate of 458,194 options to acquire Class B units of our operating company to certain employee members, at an exercise price of $4.77 per unit.

The issuances did not involve any public offering, general advertising or general solicitation. The certificates representing the securities bear a restrictive legend. On the basis of these facts, the securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock from October 25, 2007 (the date our Class A common stock first began trading on the NYSE) through December 31, 2011, with the cumulative total return of the S&P 500® and the SNL Asset Manager Index*. The graph assumes the investment of $100 in our common stock and in each of the two indices on October 25, 2007 and the reinvestment of all dividends, if any.

Total Return Performance

	Period Ended
Index	10/25/07	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Pzena Investment Management, Inc	$100.00	$57.27	$21.67	$41.80	$38.95	$23.43
SNL Asset Manager Index*	$100.00	$96.53	$45.87	$74.42	$85.66	$74.10
S&P 500® Index	$100.00	$97.37	$61.35	$77.58	$89.27	$91.16

*	The SNL Asset Manager Index is comprised of the securities of the following publicly traded companies: Affiliated Managers Group, Inc.; Alliance Bernstein Holding L.P; Apollo Global Management, LLC; Artio Global Investors Inc.; Blackrock, Inc.; The Blackstone Group L.P.; Brookfield Asset Management Inc.; Calamos Asset Management, Inc.; Cohen & Steers, Inc.; Diamond Hill Investment Group, Inc.; Eaton Vance Corp.; Epoch Holding Corporation; Federated Investors, Inc.; Financial Engines, Inc.; Fortress Investment Group LLC; Franklin Resources, Inc.; GAMCO Investors, Inc.; Hennessy Advisors, Inc.; Invesco Ltd.; Janus Capital Group Inc.; KKR & Co. L.P.; Legg Mason, Inc.; Manning & Napier Advisors, LLC; Och-Ziff Capital Management Group LLC; Pzena Investment Management, Inc.; SEI Investments Company; T. Rowe Price Group, Inc.; U.S. Global Investors, Inc.; Value Line, Inc.; Virtus Investment Partners, Inc.; Waddell & Reed Financial, Inc.; Westwood Holdings Group, Inc.; and WisdomTree Investments, Inc.

In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any future filings by us under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2011, we did not repurchase any of our equity securities.

Equity Compensation Plan Information

For certain information concerning securities authorized for issuance under our equity compensation plans, see “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information.”

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical consolidated financial data of Pzena Investment Management, Inc. Reported results for the periods prior to October 30, 2007 reflect solely the operations of Pzena Investment Management, LLC. The selected consolidated statements of operations data for the years ended December 31, 2011, 2010, and 2009 and the consolidated statements of financial condition data as of December 31, 2011 and 2010 have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements included elsewhere in this Annual Report.

The selected consolidated statement of operations data for the years ended December 31, 2007 and 2008, and the selected consolidated statements of financial condition as of December 31, 2009, 2008 and 2007, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements not included in this report.

You should read the following selected historical consolidated financial data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the related notes included elsewhere in this Annual Report.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share amounts)
Statements of Operations Data:
REVENUE
Management Fees	$79,230	$77,025	$63,039	$101,404	$146,776
Performance Fees	3,815	500	—	—	373
Total Revenue	83,045	77,525	63,039	101,404	147,149
EXPENSES
Cash Compensation and Benefits	29,518	25,895	22,057	20,703	33,924
Distributions on Compensatory Units	—	—	—	—	12,087
Change in Redemption Value of Compensatory Units	—	—	—	—	15,969
Acceleration of Vesting of Compensatory Units	—	—	—	—	64,968
Other Non-Cash Compensation	5,047	3,653	2,934	4,952	2,753
Total Compensation and Benefits Expense	34,565	29,548	24,991	25,655	129,701
General and Administrative Expenses	10,626	8,007	8,261	11,356	13,038
TOTAL OPERATING EXPENSES	45,191	37,555	33,252	37,011	142,739
Operating Income/(Loss)	37,854	39,970	29,787	64,393	4,410
Other Income/(Expense)	(1,466)	(2,744)	1,601	35,685	(2,136)
INCOME/(LOSS) BEFORE INCOME TAXES AND INTEREST ON MANDATORILY REDEEMABLE UNITS	36,388	37,226	31,388	100,078	2,274
Income Tax Provision/(Benefit)	3,145	741	(1,307)	67,680	5,610
Interest on Mandatorily Redeemable Units	—	—	—	—	16,575
Consolidated Net Income/(Loss)	33,243	36,485	32,695	32,398	(19,911)
Less: Net Income/(Loss) Attributable to Non-Controlling Interests	29,861	32,674	29,326	36,095	(20,644)
NET INCOME/(LOSS) Attributable to Pzena Investment Management, Inc.	$3,382	$3,811	$3,369	$(3,697)	$733
Per Share Data(1):
Net Income/(Loss) for Basic Earnings per Share(2)	$3,382	$3,811	$3,369	$(3,697)	$733
Basic Earnings/(Loss) per Share(2)	$0.34	$0.41	$0.41	$(0.60)	$0.12
Basic Weighted Average Shares Outstanding(2)	9,972,978	9,186,520	8,217,561	6,122,569	6,111,118
Net Income/(Loss) for Diluted Earnings per Share(2)	$20,631	$22,419	$18,106	$(3,697)	$7,765
Diluted Earnings/(Loss) per Share(2)	$0.32	$0.34	$0.28	$(0.60)	$0.12
Diluted Weighted Average Shares Outstanding(2)	65,095,797	64,985,753	64,853,824	6,122,569	64,056,778
Cash Dividends Declared Per Share	$0.12	$0.24	—	$0.27	$0.11

(1)	In December 2010, the Company issued restricted Class B units that have non-forfeitable dividend rights. Under the “two-class method”, these units were considered participating securities in 2011 and are required to be included in the computation of diluted earnings per share.
(2)	Represents the Company’s weighted average shares and its earnings generated through its economic interest in the operating company subsequent to October 30, 2007.

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Statements of Financial Condition Data:
Cash and Cash Equivalents	$35,083	$16,381	$15,908	$27,421	$27,184
TOTAL ASSETS	66,678	48,402	48,518	62,519	154,646
Term Loan	—	—	—	22,000	60,000
Senior Subordinated Debt	—	—	10,000	16,000	—
Capital Units Subject to Mandatory Redemption	—	—	—	—	—
TOTAL LIABILITIES	20,454	14,606	21,160	46,179	140,212
Non-Controlling Interests	32,287	23,224	19,088	11,819	16,355
EQUITY (EXCESS OF LIABILITIES OVER ASSETS)	$13,937	$10,572	$8,270	$4,521	$(1,921)

Prior to the consummation of our initial public offering on October 30, 2007, Pzena Investment Management, LLC operated as a partnership and was not subject to U.S. federal and certain state income taxes. After that date, Pzena Investment Management, LLC became subject to U.S. federal and certain state and local income taxes applicable to C-corporations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. At December 31, 2011, our assets under management, or AUM, was $13.5 billion. We manage separate accounts on behalf of institutions and high net worth individuals, and act as sub-investment adviser for a variety of SEC-registered mutual funds and offshore funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”). As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income. As of December 31, 2011, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 16.3% and 83.7%, respectively, of the economic interests in the operations of our business.

Non-GAAP Net Income

Our results for the years ended December 31, 2011, 2010, and 2009 included adjustments related to certain one-time charges recognized in operating expense in the fourth quarter of 2011, in addition to the recurring adjustments related to the Company’s tax receivable agreement and the associated liability to its selling and converting shareholders. We believe that these accounting adjustments add a measure of non-operational complexity which partially obscures the underlying performance of our business. In evaluating our financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items. Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted net income per share were $23.2 million and $0.36, respectively, for the year ended December 31, 2011, $21.7 million and $0.33, respectively, for the year ended December 31, 2010, and $17.0 million and $0.26, respectively, for the year ended December 31, 2009. GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our effective tax rate, exclusive of these adjustments. Our effective tax rate, exclusive of the adjustments related to certain one-time charges recognized in operating expense in the fourth quarter of 2011 and the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was 42.4%, 42.7%, and 42.7% for the years ended December 31, 2011, 2010 and 2009, respectively, as noted in the section “Income Tax Expense/(Benefit)” below.

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

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands, except share and per share amounts)
GAAP Net Income	$3,382	$3,811	$3,369
Net Effect of One-time Adjustments	443	—	—
Net Effect of Tax Receivable Agreement	(214)	(695)	(1,111)
Non-GAAP Net Income	$3,611	$3,116	$2,258
GAAP Non-Controlling Interest of Pzena Investment Management, LLC	$30,188	$32,445	$25,786
Effect of One-time Adjustments	4,017	—	—
Non-GAAP Non-Controlling Interest of Pzena Investment Management, LLC	34,205	32,445	25,786
Less: Assumed Corporate Income Taxes	14,660	13,837	11,049
Assumed After-Tax Non-GAAP Income of Pzena Investment Management, LLC	$19,545	$18,608	$14,737
Non-GAAP Net Income of Pzena Investment Management, Inc.	3,611	3,116	2,258
Diluted Non-GAAP Net Income	$23,156	$21,724	$16,995
Diluted Non-GAAP Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$23,156	$21,724	$16,995
Diluted Non-GAAP Earnings per Share	$0.36	$0.33	$0.26
Diluted Weighted Average Shares Outstanding	65,095,797	64,985,753	64,853,824

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

Certain of our clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a lower base fee, but allows us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark.

The majority of advisory fees we earn on institutional accounts is based on the value of our AUM at a specific date on a quarterly basis, either in arrears or advance. Advisory fees on certain of our institutional accounts, and with respect to all of our retail accounts, are calculated based on the average of the monthly or daily market value. Advisory fees are also generally adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. While a specific group of accounts may use the same fee rate, the method used to calculate the fee according to the fee rate schedule may differ as described above.

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

Expenses

Our expenses consist primarily of compensation and benefits expense, as well as general and administrative expense. These expenses may fluctuate due to a number of factors, including the following:

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

Pursuant to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), we have issued restricted units and options to purchase units in our operating company. We use a fair-value method in recording the compensation expense associated with the granting of these restricted units, and options to purchase units, to new and existing members under the 2006 Equity Incentive Plan. Under this method, compensation expense is measured at the grant-date based on the estimated fair value of the award and is recognized over the award’s vesting period. The fair value of the units is determined by reference to the market price of our Class A common stock on the date of grant, since these units are exchangeable for shares of our Class A common stock on a one-for-one basis. We determined that the total grant-date fair values of the units granted in 2011, 2010, and 2009 were $0.6 million, $1.4 million, and $0.1 million, respectively. For each of the years ended 2011, 2010, and 2009, we recognized approximately $0.8 million, $0.3 million and $0.1 million, respectively, in compensation and benefits expense associated with the amortization of all restricted operating company Class B units. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), we have issued options to acquire shares of our Class A common stock. The fair value of the options to purchase Class B units and Class A common stock is determined by using an appropriate option pricing model on the grant-date. We determined that the total grant-date fair values of all options awarded in 2011, 2010, and 2009, were $0.5 million, $0.1 million, and $5.4 million, respectively, using the Black-Scholes option pricing model. For each of the years ended December 31, 2011, 2010, and 2009, we recognized approximately $2.1 million in compensation and benefits expense associated with the amortization of all unvested options to acquire operating company Class B units and unvested options to acquire Class A common stock issued under the 2006 and 2007 Equity Incentive Plans.

Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred. These deferred amounts may be invested, at the employee’s discretion, in certain third-party mutual funds, restricted phantom units of our operating company, or money market funds. Amounts deferred in any calendar year reduce that year’s cash compensation expense and are amortized ratably over a four-year period commencing the following year. For the years ended December 31, 2011, 2010, and 2009 approximately $2.2 million, $2.2 million, and $1.6 million, respectively, in such compensation was deferred. At December 31, 2011 and 2010, the liability associated with deferred compensation investment accounts was approximately $1.2 million and $0.9 million, respectively, and is recorded as deferred compensation liability on the consolidated statements of financial condition. For the years ended December 31, 2011, 2010 and 2009, we recognized approximately $2.1 million, $1.3 million and $0.7 million, respectively, in compensation and benefits expense associated with the amortization of all deferred compensation awards. Should additional amounts be deferred in future years, we would expect the non-cash portion of our compensation expense to increase as the previously and subsequently deferred amounts are amortized through the statement of operations.

As of December 31, 2011, we had approximately $2.1 million in total unrecorded compensation expense related to unvested operating company phantom units issued pursuant to our Bonus Plan, operating company unit and option grants issued under the 2006 Equity Incentive Plan, and option grants issued under our 2007 Equity Incentive Plan. We expect that the amortization of these amounts will be approximately $1.3 million in 2012, $0.7 million in 2013, and $0.1 million in 2014.

For the year ended December 31, 2011, we awarded $1.0 million in delayed-vesting cash awards issued to certain members. These delayed-vesting cash awards have varying vesting schedules, with $0.6 million to be paid in 2012 and the remaining $0.4 million to be paid in 2013. For the year ended December 31, 2010, we awarded $0.5 million in delayed-vesting cash awards, of which $0.3 million was paid during 2011, with the remaining $0.2 million to be paid in 2012.

In 2011, we recognized approximately $2.2 million in charges related to certain employee departures.

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

Other Income/(Expense)

Other income/(expense) is derived primarily from investment income or loss arising from our consolidated subsidiaries, our investments in various private investment vehicles that we employ to incubate new strategies, income or loss generated by our investments in third-party mutual funds, interest expense on our outstanding debt prior to its repayment, mark-to-market movements on our swap agreement prior to its termination, and interest income generated on our cash balances. Other income/(expense) is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was executed in connection with our reorganization and offering on October 30, 2007. As discussed further below under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our acquisitions of our operating company’s units from our selling and converting shareholders. Amounts waived by our selling and converting shareholders, if any, reduce this liability. We expect the interest and investment components of other income/(expense), in the aggregate, to fluctuate based on market conditions and the performance of our consolidated investment partnerships and other investments.

Non-Controlling Interests

Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence. We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements. As a result, our income is generated by our economic interest in our operating company’s net income. As of December 31, 2011, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 16.3% and 83.7%, respectively, of the economic interests in the operations of the business.

Income Tax Expense/(Benefit)

As a “C” corporation under the Internal Revenue Code, we are liable for federal, state and local taxes on the income derived from our economic interest in the operating company, which is net of its provision for New York City Unincorporated Business Taxes, or UBT. Correspondingly, in our consolidated financial statements, we report both the operating company’s provision for UBT, as well as our provision for federal, state and local corporate taxes.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized. As of December 31, 2011 and 2010, our valuation allowance against the deferred tax asset associated with our acquisition of operating company units in conjunction with the offering and subsequent exchanges was $61.1 million and $59.4 million, respectively.

Operating Results

Assets Under Management and Flows

As of December 31, 2011, our approximately $13.5 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets. The performance of our five largest investment strategies as of December 31, 2011 is further described below. We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest. While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our five largest investment strategies from their inception to December 31, 2011, and in the five-year, three-year, and one-year periods ended December 31, 2011, relative to the performance of: (i) the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy, and (ii) the S&P 500® Index, which is provided for the limited purpose of providing a comparison to the broader equity market.

	Period Ended December 31, 2011(1)
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (October 2000)
Annualized Gross Returns	3.7%	(5.7)%	15.1%	(5.3)%
Annualized Net Returns	3.2%	(6.1)%	14.6%	(5.8)%
Russell 1000® Value Index	3.2%	(2.6)%	11.6%	0.4%
S&P 500® Index	0.7%	(0.3)%	14.1%	2.1%
Global Value (January 2004)
Annualized Gross Returns	0.9%	(8.7)%	11.0%	(12.8)%
Annualized Net Returns	0.1%	(9.4)%	10.2%	(13.3)%
MSCI World(SM) Index – Net/U.S.$(2)	3.7%	(2.4)%	11.1%	(5.5)%
S&P 500® Index	3.6%	(0.3)%	14.1%	2.1%
Value Service (January 1996)
Annualized Gross Returns	9.3%	(5.1)%	16.0%	(3.7)%
Annualized Net Returns	8.5%	(5.7)%	15.2%	(4.4)%
Russell 1000® Value Index	7.2%	(2.6)%	11.6%	0.4%
S&P 500® Index	6.5%	(0.3)%	14.1%	2.1%
EAFE Diversified Value (November 2008)
Annualized Gross Returns	11.8%	—	12.8%	(13.5)%
Annualized Net Returns	11.5%	—	12.5%	(13.7)%
MSCI EAFE® Index – Net/U.S.$(2)	7.3%	—	7.7%	(12.1)%
S&P 500® Index	11.1%	—	14.1%	2.1%
Small Cap Value (January 1996)
Annualized Gross Returns	12.9%	1.7%	21.1%	(8.7)%
Annualized Net Returns	11.7%	0.7%	19.9%	(9.6)%
Russell 2000® Value Index	8.8%	(1.9)%	12.4%	(5.5)%
S&P 500® Index	6.5%	(0.3)%	14.1%	2.1%

(1)	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.
(2)	Net of applicable withholding taxes.

Large Cap Value.  We screen a universe of the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in October 2000. At December 31, 2011, the Large Cap Value strategy generated a one-year annualized gross return of -5.3%, underperforming both its benchmark and the broader equity market in general. This underperformance relative to the benchmark was due primarily to our overweight investment exposure to the financial services and technology sectors, partially offset by our stock selection within the energy sector.

Global Value.  We screen a universe of the 1,500 largest non U.S.-listed companies, based on market capitalization, and the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 40 to 60 stocks. We launched this strategy in January 2004. At December 31, 2011, the Global Value strategy generated a one-year annualized gross return of -12.8%, underperforming both its benchmark and the broader equity market in general. This underperformance relative to the benchmark was due primarily to our overweight investment exposure to the financial services and technology sectors, and our underweight exposure to the consumer staples sector.

Value Service.  We screen a universe of the 1,000 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in January 1996. At December 31, 2011, the Value strategy generated a one-year annualized gross return of -3.7%, underperforming both its benchmark and the broader equity market in general. This underperformance relative to the benchmark was due primarily to our overweight investment exposure to the technology and financial services sectors and our underweight exposure to the utilities sector, partially offset by an overweight exposure to the consumer discretionary sector and our stock selection within the energy sector.

EAFE Diversified Value.  We screen a universe of the 1,500 largest non-U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 60 to 100 stocks. We launched this strategy in November 2008. At December 31, 2011, the EAFE Diversified Value strategy generated a one-year annualized gross return of -13.5%, underperforming both its benchmark and the broader equity market in general. This underperformance relative to the benchmark was due primarily to our overweight investment exposure to the financial services and information technology sectors, partially offset by an underweight exposure to the basic materials sector.

Small Cap Value.  We screen a universe of U.S.-listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization, to build a portfolio generally consisting of 40 to 50 stocks. We launched this strategy in January 1996. At December 31, 2011, the Small Cap Value strategy generated a one-year annualized gross return of -8.7%, underperforming both its benchmark and the broader equity market in general. This underperformance relative to the benchmark was due primarily to our overweight investment exposure to the consumer discretionary sector, partially offset by our stock selection within the health care sector.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional accounts and our retail accounts for the years ended December 31, 2011, 2010, and 2009 is described below. Inflows are composed solely of the investment of new or additional assets by new or existing clients. Outflows consist solely of redemptions of assets by existing clients.

	For the Year Ended December 31,
Assets Under Management	2011	2010	2009
	(in billions)
Institutional Accounts
Beginning of Period Assets	$12.5	$10.7	$7.4
Inflows	2.1	1.8	2.6
Outflows	(2.2)	(1.7)	(2.0)
Net Flows	(0.1)	0.1	0.6
Market Appreciation/(Depreciation)	(1.1)	1.7	2.7
End of Period Assets	$11.3	$12.5	$10.7
Retail Accounts
Beginning of Period Assets	$3.1	$3.6	$3.3
Inflows	0.9	1.3	1.4
Outflows	(1.6)	(2.2)	(2.1)
Net Flows	(0.7)	(0.9)	(0.7)
Market Appreciation/(Depreciation)	(0.2)	0.4	1.0
End of Period Assets	$2.2	$3.1	$3.6
Total
Beginning of Period Assets	$15.6	$14.3	$10.7
Inflows	3.0	3.1	4.0
Outflows	(3.8)	(3.9)	(4.1)
Net Flows	(0.8)	(0.8)	(0.1)
Market Appreciation/(Depreciation)	(1.3)	2.1	3.7
End of Period Assets	$13.5	$15.6	$14.3

The following table describes the allocation of our AUM among our investment strategies, as of December 31, 2011, 2010, and 2009:

	AUM at December 31,
Investment Strategy	2011	2010	2009
	(in billions)
U.S. Value Strategies	$7.9	$10.1	$9.6
Global Value Strategies	3.7	3.4	2.8
Non-U.S. Value Strategies	1.9	2.1	1.9
Total	$13.5	$15.6	$14.3

The performance of our investment strategies has been impacted by the volatility in the equity markets. Beginning in the second quarter of 2009 and continuing through 2010, the performance of our investment strategies improved alongside the significant improvement in the equity markets. In 2011, our investment strategies underperformed relative to their respective benchmarks. Our AUM declined $2.1 billion, or 13.5%, from $15.6 billion at December 31, 2010, to $13.5 billion at December 31, 2011. Our AUM increased by $1.3 billion, or 9.1%, from $14.3 billion at December 31, 2009, to $15.6 billion at December 31, 2010, and increased by $3.6 billion, or 33.6%, from $10.7 billion at December 31, 2008, to $14.3 billion at December 31, 2009.

At December 31, 2011, we managed $11.3 billion in institutional accounts and $2.2 billion in retail accounts, for a total of $13.5 billion in assets. For the year ended December 31, 2011, we experienced total gross outflows of $3.8 billion, which were partially offset by total gross inflows of $3.0 billion. Assets in institutional accounts decreased by $1.2 billion, or 9.6%, from $12.5 billion at December 31, 2010, due to $1.1 billion in market depreciation and $2.2 billion in gross outflows, partially offset by $2.1 billion in gross inflows. Assets in retail accounts decreased by $0.9 billion, or 29.0%, from $3.1 billion at December 31, 2010, as a result of $1.6 billion in gross outflows and $0.2 billion in market depreciation, partially offset by $0.9 billion in gross inflows.

At December 31, 2010, we managed $12.5 billion in institutional accounts and $3.1 billion in retail accounts, for a total of $15.6 billion in assets. For the year ended December 31, 2010, we experienced total gross inflows of $3.1 billion, which were offset by total gross outflows of $3.9 billion. Assets in institutional accounts increased by $1.8 billion, or 16.8%, from $10.7 billion at December 31, 2009, due to $1.7 billion in market appreciation and $1.8 billion in gross inflows, partially offset by $1.7 billion in gross outflows. Assets in retail accounts decreased by $0.5 billion, or 13.9%, from $3.6 billion at December 31, 2009, as a result of $2.2 billion in gross outflows, partially offset by $1.3 billion in gross inflows and $0.4 billion in market appreciation.

At December 31, 2009, we managed $10.7 billion in institutional accounts and $3.6 billion in retail accounts, for a total of $14.3 billion in assets. For the year ended December 31, 2009, we experienced gross outflows of $4.1 billion, which were partially offset by gross inflows of $4.0 billion. Assets in institutional accounts increased by $3.3 billion, or 44.6%, from $7.4 billion at December 31, 2008, due to $2.7 billion in market appreciation and $2.6 billion in gross inflows, partially offset by $2.0 billion in gross outflows. Assets in retail accounts increased by $0.3 billion, or 9.1%, from $3.3 billion at December 31, 2008, as a result of $1.0 billion in market appreciation and $1.4 billion in gross inflows, offset by $2.1 billion in gross outflows. At December 31, 2011, institutional accounts represented 83.7% of our total AUM, compared to 80.1% at December 31, 2010, and 74.8% at December 31, 2009.

At December 31, 2011, our non-U.S. Value and Global Value investment strategies accounted for 41.5% of our AUM, compared to 35.3% at December 31, 2010, and 32.9% at December 31, 2009.

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

Given the increase in our performance fees and higher weighted average AUM in 2011 compared to 2010, our revenues for the year ended December 31, 2011 increased from our revenues for the year ended December 31, 2010. Our revenues similarly increased from the year ended December 31, 2009 to the year ended December 31, 2010. An increase in weighted average AUM and in revenues typically results in higher operating income and net income. On the contrary, a decrease in weighted average AUM and in revenues typically results in lower operating income, net income, and operating margins. We would expect pressure on our operating margins in the future if average AUM and revenues were to decline. For the year ended December 31, 2011, our operating expense increased from its comparable 2010 period, due to one-time charges associated with the sublease of excess real estate, one-time charges associated with certain employee departures, and increases in discretionary bonus accruals. For the year ended December 31, 2010, our operating expense increased from its comparable 2009 period, due to an increase in compensation and benefits expense, resulting from increases in employee headcount and discretionary bonus accruals.

Revenues

Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three years ended December 31, 2011, 2010, and 2009 is described below:

	For the Year Ended December 31,
Revenue	2011	2010	2009
	(in thousands)
Institutional Accounts	$72,002	$65,254	$51,647
Retail Accounts	11,043	12,271	11,392
Total	$83,045	$77,525	$63,039

Year Ended December 31, 2011 versus December 31, 2010

Our total revenue increased $5.5 million, or 7.1%, to $83.0 million for the year ended December 31, 2011, from $77.5 million for the year ended December 31, 2010. This change was driven primarily by a $3.3 million increase in performance fees recognized, as well as increases in weighted average AUM, which increased $0.7 billion, or 4.9%, to $15.0 billion for the year ended December 31, 2011, from $14.3 billion for the year ended December 31, 2010. To the extent that we experience reductions in weighted average AUM, either through negative market performance or net client outflows, our revenue will be adversely affected.

Our weighted average fees were 0.553% and 0.541% for the years ended December 31, 2011 and 2010, respectively. This increase was primarily due to performance fees recognized, as noted above. Weighted average assets in institutional accounts increased $1.2 billion, or 10.9%, to $12.2 billion for the year ended December 31, 2011, from $11.0 billion for the year ended December 31, 2010, and had weighted average fees of 0.591% for each of the years ended December 31, 2011 and 2010. Weighted-average fee rates remained flat year-over-year, benefitting from performance fees recognized, as noted above, offset by a decrease related to larger average institutional account size. Our tiered fee schedules typically charge lower rates as account size increases. Weighted average assets in retail accounts decreased $0.5 billion, or 15.2%, to $2.8 billion for the year ended December 31, 2011, from $3.3 billion for the year ended December 31, 2010, and had weighted average fees of 0.389% and 0.372% for the years ended December 31, 2011 and 2010, respectively. The increase in weighted average fees in retail accounts was due to the full-year effect of the expiration of the John Hancock Classic Value Fund voluntary partial fee waiver, as noted below, and a higher mix of assets in our retail Emerging Markets strategy, which carries a higher fee rate. The timing of asset flows in our other retail accounts also contributed to the change in our retail weighted-average fee rate.

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

Expenses

Our operating expense is driven primarily by our compensation costs. The table below describes the components of our compensation expense for the three years ended December 31, 2011, 2010, and 2009.

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash Compensation and Other Benefits	$29,518	$25,895	$22,057
Other Non-Cash Compensation	5,047	3,653	2,934
Total Compensation and Benefits Expense	$34,565	$29,548	$24,991

Year Ended December 31, 2011 versus December 31, 2010

Total operating expense increased by $7.6 million, or 20.2%, to $45.2 million for the year ended December 31, 2011, from $37.6 million for the year ended December 31, 2010. This increase was primarily attributable to one-time charges associated with the sublease of excess real estate and a charge related to certain employee departures, as well as changes in the Company’s discretionary bonus accruals.

Compensation and benefits expense increased by $5.1 million, or 17.3%, to $34.6 million for the year ended December 31, 2011, from $29.5 million for the year ended December 31, 2010. This increase was primarily attributable to $2.2 million in charges related to certain employee departures and an increase of $1.2 million in discretionary bonus accruals. The $1.3 million increase in other non-cash compensation relates to annual equity awards to our members, and arose in part as a result of a shift in compensation mix and the amortization of previously issued awards. We would expect non-cash compensation expense in subsequent years to depend on the size and composition of awards granted under our equity incentive plans.

General and administrative expense increased by $2.6 million, or 32.5%, to $10.6 million for the year ended December 31, 2011, from $8.0 million for the year ended December 31, 2010. During the year ended December 31, 2011, we entered into a noncancelable sublease agreement for certain excess office space associated with our operating lease agreement. During 2011, a $1.6 million loss was recognized in general and administrative expense for the aggregate excess of the costs expected to be incurred over the anticipated sublease income associated with this operating sublease. In addition, we recognized a $0.9 million loss on disposal of fixed assets associated with this sublease, which is included in general and administrative expense.

Year Ended December 31, 2010 versus December 31, 2009

Total operating expense increased by $4.3 million, or 12.9%, to $37.6 million for the year ended December 31, 2010, from $33.3 million for the year ended December 31, 2009. This increase was primarily attributable to an increase in compensation and benefits expense as discussed below.

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

General and administrative expense decreased by $0.3 million, or 3.6%, to $8.0 million for the year ended December 31, 2010, from $8.3 million for the year ended December 31, 2009. This decrease was mainly attributable to a $0.4 million decrease in professional fees and a $0.2 million decrease in insurance costs, offset by a $0.3 million increase in business travel expenses.

Other Income/(Expense)

Year Ended December 31, 2011 versus December 31, 2010

Other income/(expense) was an expense of $1.5 million for the year ended December 31, 2011, and consisted primarily of $1.6 million in expense related to adjustments to our liability to our selling and converting shareholders, and $0.4 million of net realized and unrealized losses from investments. These expenses were partially offset by $0.4 million in interest and dividend income and $0.1 million in other income. Other income/(expense) was an expense of $2.7 million for the year ended December 31, 2010, and consisted primarily of $3.3 million in expense related to adjustments to our liability to our selling and converting shareholders, and $0.2 million in interest expense. These expenses were partially offset by $0.4 million of net realized and unrealized gains from investments, and $0.3 million in interest and dividend income. As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders. The $0.8 million change in net realized and unrealized gains/(losses) was due to investment performance. The decline in interest expense was the result of the full repayment of our outstanding debt in 2010.

Year Ended December 31, 2010 versus December 31, 2009

Other income/(expense) was an expense of $2.7 million for the year ended December 31, 2010, and consisted primarily of $3.3 million in expense related to adjustments to our liability to our selling and converting shareholders, and $0.2 million in interest expense, offset by $0.4 million of net realized and unrealized gains from investments, and $0.3 million in interest and dividend income. Other income/(expense) was income of $1.6 million for the year ended December 31, 2009, and consisted primarily of $6.2 million of income associated with the positive performance of our investments in our own products, and $0.5 million in interest and dividend income. This income was partially offset by $1.5 million in interest charges associated with the operating company’s term loan and subordinated note agreements, and $3.6 million in other expense, primarily consisting of adjustments to our liability to our selling and converting shareholders. The change in income associated with our investments in our own products was driven primarily by the deconsolidation of several investment partnerships at December 31, 2009 and during the year ended December 31, 2010. The decline in interest expense was a result of the full repayment of our outstanding debt in 2010.

Income Tax Expense/(Benefit)

Our results for the years ended December 31, 2011, 2010, and 2009 included the effects of certain one-time charges discussed in “Expenses,” above, and adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders. Our effective corporate tax rate, exclusive of adjustments related to certain one-time charges recognized in operating expense in the fourth quarter of 2011 and adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was 42.4%, 42.7%, and 42.7% for the years ended December 31, 2011, 2010, and 2009, respectively.

Non-GAAP income before corporate income taxes used to calculate our income before income taxes for the years ended December 31, 2011, 2010, and 2009 are as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Income Before Income Taxes	$36,388	$37,226	$31,388
One-time adjustments	4,798	—	—
Change in Liability to Selling and Converting Shareholders	1,581	3,312	3,725
Non-GAAP Unincorporated Business Taxes	(2,622)	(2,431)	(1,849)
Non-GAAP Net Income Attributable to Non-Controlling Interests	(33,878)	(32,674)	(29,326)
Non-GAAP Income Before Corporate Taxes	$6,267	$5,433	$3,938
Unincorporated Business Taxes	$2,617	$2,431	$1,849
Add back: Effect of One-Time Adjustments	5	—	—
Non-GAAP Unincorporated Business Taxes	$2,622	$2,431	$1,849
Net Income Attributable to Non-Controlling Interests	$29,861	$32,674	$29,326
Add back: Effect of One-Time Adjustments	4,017	—	—
Non-GAAP Net Income Attributable to Non-Controlling Interests	$33,878	$32,674	$29,326

Our non-GAAP effective corporate tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was determined as follows:

	For the Year Ended December 31,
	2011		2010		2009
	Tax	% of Non-GAAP Pre-tax Income	Tax	% of Non-GAAP Pre-tax Income	Tax	% of Non-GAAP Pre-tax Income
	(in thousands)		(in thousands)		(in thousands)
Federal Rate Applied to Non-GAAP Pre-tax Income	$2,131	34.0%	$1,847	34.0%	$1,339	34.0%
State and Local Taxes, Net of Federal Benefit	556	8.9%	470	8.7%	341	8.7%
Other	(31)	-0.5%	—	0.0%	—	0.0%
Non-GAAP Effective Tax Rate	$2,656	42.4%	$2,317	42.7%	$1,680	42.7%

Year Ended December 31, 2011 versus December 31, 2010

Income tax expense increased $2.4 million, from $0.7 million for the year ended December 31, 2010, to $3.1 million for the year ended December 31, 2011. The 2011 and 2010 income tax expense included $1.8 million and $4.0 million, respectively, of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset related to our tax receivable agreement. Exclusive of these adjustments, the remaining income tax expense for the year ended December 31, 2011 consisted of $2.6 million in operating company unincorporated business taxes and $2.7 million of corporate income taxes. On a similar basis, the remaining income tax expense for the year ended December 31, 2010 consisted of $2.4 million of operating company unincorporated business taxes and $2.3 million of corporate income taxes. The increase in these taxes is attributable primarily to an increase in taxable income. The decline in the non-GAAP effective tax rate was attributable to the effect of prior period adjustments. A comparison of the GAAP effective tax rates for the years ended December 31, 2011 and 2010 is not meaningful due to the valuation allowance adjustments.

Year Ended December 31, 2010 versus December 31, 2009

We recognized $0.7 million in income tax expense for the year ended December 31, 2010, and a $1.3 million income tax benefit for the year ended December 31, 2009. The 2010 and 2009 income tax expense/(benefit) included $4.0 million and $4.8 million, respectively, of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset related to our tax receivable agreement. Exclusive of these adjustments, the remaining income tax expense/(benefit) for the year ended December 31, 2010 consisted of $2.4 million in operating company unincorporated business taxes and $2.3 million of corporate income taxes. For the year ended December 31, 2009, the remaining income tax expense/(benefit) consisted of $1.8 million of operating company unincorporated business taxes and $1.7 million of corporate income taxes. The increase in these taxes is attributable primarily to an increase in taxable income. There was no change in the non-GAAP effective tax rate for the year ended December 31, 2010 compared to the year ended December 31, 2009. A comparison of the GAAP effective tax rate for the year ended December 31, 2010 to the effective tax rate for the year ended December 31, 2009 is not meaningful due to the valuation allowance adjustments.

Non-Controlling Interests

Year Ended December 31, 2011 versus December 31, 2010

Net income attributable to non-controlling interests was $29.9 million for the year ended December 31, 2011. The one-time adjustments discussed above in “Expenses” reduced net income attributable to non-controlling interests by $4.0 million. Exclusive of these one-time adjustments, net income attributable to non-controlling interests was $33.9 million for the year ended December 31, 2011, and consisted of $34.2 million associated with our employees’ and outside investors’ approximately 84.8% weighted-average interest in the income of the operating company, offset by the $0.3 million effect of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships. Net income attributable to non-controlling interests was $32.7 million for the year ended December 31, 2010, and consisted of $32.4 million associated with our employees’ and outside investors’ approximately 85.7% weighted-average interest in the income of the operating company, and approximately $0.2 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships. The change in net income attributable to non-controlling interests reflects primarily the increase in performance fees recognized and in our weighted average AUM, each of which had a corresponding positive impact on operating company revenues and income. This increase was offset by negative performance in our consolidated investment partnerships in 2011 compared to 2010.

Year Ended December 31, 2010 versus December 31, 2009

Net income attributable to non-controlling interests was $32.7 million for the year ended December 31, 2010, and consisted of $32.4 million associated with our employees’ and outside investors’ approximately 85.7% weighted-average interest in the income of the operating company, and approximately $0.2 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships. For the year ended December 31, 2009, non-controlling interest was income of $29.3 million, and consisted of $25.8 million associated with our employees’ and outside investors’ approximately 87.2% weighted-average interest in the income of the operating company, and approximately $3.5 million associated with the income of our consolidated investment partnerships. The change in net income attributable to non-controlling interests reflects primarily the increase in our weighted average AUM, which had a corresponding positive impact on operating company revenues and income. This increase was offset by the deconsolidation of several investment partnerships at December 31, 2009 and during the year ended December 31, 2010, and a decline in our employees’ and outside investors’ ownership interests in the operating company.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through the cash generated by our operations. Distributions to members of our operating company and loan amortization payments have been our largest use of cash from financing activities. Investing activities have historically been investments in our own investment strategies, purchases and sales of investments to fund our deferred compensation program, and, to a lesser extent, capital expenditures.

At December 31, 2011, our cash and cash equivalents was $35.1 million, inclusive of $2.4 million in cash held by our consolidated subsidiaries. Advisory fees receivable was $14.7 million. We also had approximately $2.6 million in investments set aside to satisfy our obligations under our deferred compensation program.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations. As an investment management firm, our business has been materially affected by conditions in the global financial markets and economic conditions throughout the world. Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM. For the year ended December 31, 2011, our weighted average AUM and revenues increased by 4.9% and 7.1%, respectively, compared to our weighted average AUM and revenues for the year ended December 31, 2010.

In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including, among other things, cash, working capital, investments, long-term liabilities, lease commitments, debt obligations, and operating company distributions. Compensation is our largest expense. To the extent we deem necessary and appropriate to run our business, recognizing the need to retain our key personnel, we have the ability to change the absolute levels of our compensation packages, as well as change the mix of their cash and non-cash components. Historically, we have not tied our level of compensation directly to revenue, as many Wall Street firms do. Correspondingly, there is not a linear relationship between our compensation and the revenues we generate. This generally has the effect of increasing operating margins in periods of increased revenues, but can reduce operating margins when revenue declines.

We continuously evaluate our staffing requirements and compensation levels with reference to our own liquidity position and external peer benchmarking data. The result of this review directly influences management’s recommendations to our Board of Directors with respect to such staffing and compensation levels.

We anticipate that tax allocations and dividend equivalent payments to the members of our operating company, which consisted of 32 of our employees, certain unaffiliated persons, former employees, and us, will continue to be a material financing activity. Cash distributions to operating company members for partnership tax allocations would increase should the taxable income of the operating company increase. Dividend equivalent payments will depend on our dividend policy and the discretion of our Board of Directors, as discussed below.

As further discussed below, our operating company was a party to a credit agreement (the “Credit Agreement”) associated with our bank term loan. Among other things, certain amendments to the Credit Agreement precluded us from paying dividends to shareholders, as did one of the provisions of the Senior Subordinated Notes, further discussed below. During the year ended December 31, 2009, we terminated our Credit Agreement. On December 31, 2009, the restriction on the payment of dividends contained in the Notes was waived, and during the year ended December 31, 2010, we repaid the full principal amount of the Senior Subordinated Notes. We do not anticipate that the termination of the revolving credit facility, originally obtained in conjunction with the Credit Agreement, will have a material effect on our liquidity position, as no amounts were drawn against it over the course of its existence. We currently do not have any material need for cash in excess of that derived from our operations. Although we are comfortable with our current capital structure, in the current economic environment, it is uncertain whether additional or alternative sources of debt or equity financing would be available on acceptable terms, if required.

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

On an annual basis, our Board of Directors has targeted a cash dividend payout ratio of approximately 70% to 80% of our non-GAAP net income, subject to growth initiatives and other funding needs. Our ability to pay dividends is subject to the Board of Directors’ discretion and may be limited by our holding company structure and applicable provisions of Delaware law. See “Item 1A — Risk Factors — Our ability to pay dividends is subject to Board discretion and may be limited by our holding company structure and applicable provisions of Delaware law.”

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

Tax Receivable Agreement

Our purchase of membership units of our operating company concurrent with our initial public offering, and the subsequent and future exchanges by holders of Class B units of our operating company for shares of our Class A common stock (pursuant to the exchange rights provided for in the operating company’s operating agreement), has resulted in, and is expected to continue to result in, increases in our share of the tax basis of the tangible and intangible assets of our operating company at the time of our acquisition and these subsequent and future exchanges, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions have reduced, and are expected to continue to reduce, the amount of cash taxes that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the current members of our operating company, the one member of our operating company immediately prior to our initial public offering who sold all of its membership units to us in connection with our initial public offering, and any future holders of Class B units, that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as described in the tax receivable agreement) as a result of the increases in tax basis described above and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

In October 2008, the selling shareholders agreed to a two-year waiver of any payments that we were required to make to them for the 2008 and 2009 tax years pursuant to the tax receivable agreement.

Cash Flows

Operating activities provided $46.1 million and $42.1 million in cash flows for the years ended December 31, 2011 and 2010, respectively. The year-over-year increase in cash flows from operating activities was driven primarily by changes in working capital, in addition to an increase in net income, exclusive of the effects of the one-time charges in operating expense in 2011 and adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.

Operating activities provided $42.1 million and $30.0 million in cash flows for the years ended December 31, 2010 and 2009, respectively. The year-over-year increase in cash flows from operating activities was driven primarily by an increase in weighted average AUM, from $11.4 billion for the year ended December 31, 2009, to $14.3 billion for the year ended December 31, 2010, which had a corresponding positive impact on total revenues and profits.

Investing activities consist primarily of capital expenditures, mutual fund contributions to, and redemptions from, our deferred compensation program, and related party activity. For the years ended December 31, 2011, 2010, and 2009, investing activities used $0.4 million, $2.1 million, and less than $0.1 million, respectively. The decrease of $1.7 million in cash used in investing activities from $2.1 million for the year ended December 31, 2010 to $0.4 million for the year ended December 31, 2011, was primarily attributable to an increase of $1.2 million in proceeds from investments in our deferred compensation plan and a decrease of $0.5 million in purchases of investments in our deferred compensation plan, offset by an increase of $0.1 million in purchases of property and equipment. The increase of $2.0 million in cash used in investing activities from less than $0.1 million for the year ended December 31, 2009 to $2.1 million for the year ended December 31, 2010, was primarily attributable to an increase of $2.0 in investments in our deferred compensation plan.

Financing activities consist primarily of borrowing arrangements and contributions from, and distributions to, non-controlling interests, which represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals made by our consolidated investment partnerships. Financing activities used $27.1 million for the year ended December 31, 2011, and used $39.5 million for the year ended December 31, 2010. The $12.4 million decrease in cash used in financing activities is primarily due to the $10.0 million repayment of our senior subordinated notes in 2010 that was not replicated in 2011, a decrease of $5.3 million in distributions to non-controlling interests, and a decrease of $1.0 million in dividend payments, offset by a decrease of $3.8 million in contributions from non-controlling interests. The decrease in distributions to non-controlling interests and dividend payments was primarily attributable to the timing of dividend declarations.

Financing activities used $39.5 million for the year ended December 31, 2010, and used $41.2 million for the year ended December 31, 2009. The $1.7 million decrease in cash used in financing activities is primarily due to an $18.0 million reduction in principal repayment associated with our debt obligations, and a $4.0 million increase in contributions from non-controlling interests, offset by an increase of $18.0 million in distributions to non-controlling interests, and an increase of $2.2 million in dividend payments.

Contractual Obligations

The following table sets forth information regarding our consolidated contractual obligations as of December 31, 2011.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating Lease Expenses, Net of Sublease Rental Income	$6,770	$1,890	$3,445	$1,435	$—
Total	$6,770	$1,890	$3,445	$1,435	$—

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2011.

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

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards and tax credits. A valuation allowance is maintained for deferred tax assets that we estimate are more likely than not to go unrealizable based on available evidence at the time the estimate is made. Determining the valuation allowance requires management to make significant judgments and assumptions. In determining the valuation allowance, we use historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations. Each quarter, we re-evaluate our estimate related to the valuation allowance, including our assumptions about future taxable income.

We believe that the accounting estimate related to the $61.1 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance. If we are not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the institutional separate accounts we manage and the retail clients for which we act as sub-investment adviser. As noted in Item 1A, “Risk Factors,” we experienced declines in AUM during the first quarter of 2009 and the last three quarters of 2011, largely due to the volatility and disruption in the capital and credit markets. During those periods, we experienced declines in revenue and profitability, and there can be no assurance that there will not be declines in our AUM, revenue and profitability should volatility and disruption in the capital and credit markets occur again in the future. An economic downturn, and volatility in the global financial markets, could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.

Our revenue for the three years ended December 31, 2011 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices. Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of marketable securities and investments in mutual funds. At December 31, 2011, the fair value of these assets was $2.3 million and $2.6 million, respectively. Assuming a 10% increase or decrease, the fair value would increase or decrease by $0.2 million and $0.3 million, respectively, at December 31, 2011.

Interest Rate Risk

Since the Company does not have any debt that bears interest at a variable rate, it does not have any direct exposure to interest rate risk at December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto begin on page F-1 of this Annual Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed in reports we filed with the SEC, in 2011 we changed our independent public accounting firm. During the periods in respect of which disclosure is required to be made by the rules and regulations of the SEC: (1) there were no disagreements with our former independent public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of our former independent public accounting firm, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements; and (2) there were no “reportable events” (as such term is defined in the rules of the SEC) involving our former independent public accounting firm.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

During the course of their review of our consolidated financial statements as of December 31, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on the assessment using those criteria, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Our independent registered public accounting firm audited the financial statements included in this Annual Report and have issued an audit report on our internal control over financial reporting. This report appears on page F-2 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There was no information that we were required to disclose in a current report on Form 8-K during the fourth quarter of fiscal 2011 that was not so disclosed.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides certain information relating to our directors and executive officers. Mr. Pzena was appointed an executive officer in May 2007, while Messrs. Goetz and Lipsey were appointed effective June 2007, Mr. Martin was appointed in May 2009, and Messrs. DeSpirito and Peterson were appointed in February 2011. Our executive officers are subject to re-appointment by our Board of Directors on an annual basis. Mr. Pzena was appointed director in May 2007, while Messrs. Galbraith, Greenblatt and Meyerowich were first appointed effective October 2007, Mr. Tysoe was appointed in December 2008, and Messrs. Goetz and Lipsey were appointed in May 2011.

Name	Age	Position
Richard S. Pzena	53	Chairman, Chief Executive Officer, Co-Chief Investment Officer
John P. Goetz	54	President, Co-Chief Investment Officer, Director
William L. Lipsey	53	President, Marketing and Client Service, Director
Gregory S. Martin	40	Chief Financial Officer
Antonio DeSpirito, III	43	Executive Vice President
Michael D. Peterson	47	Executive Vice President
Steven M. Galbraith	49	Director
Joel M. Greenblatt	54	Director
Richard P. Meyerowich	69	Director
Ronald W. Tysoe	58	Director

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

John P. Goetz is our President, Co-Chief Investment Officer and a member of our Board of Directors. Mr. Goetz joined us in 1996 as Director of Research and has been Co-Chief Investment Officer since 2005. Previously, Mr. Goetz held a range of key positions at Amoco Corporation for over 14 years, most recently as the Global Business Manager for Amoco’s $1 billion polypropylene business, where he had bottom-line responsibility for operations and development worldwide. Prior positions at Amoco included strategic planning, joint venture investments and project financing in various oil and chemical businesses. Prior to joining Amoco, Mr. Goetz had been employed by The Northern Trust Company and Bank of America. He earned a B.A. summa cum laude in Mathematics and Economics from Wheaton College in 1979 and an M.B.A. from the Kellogg School at Northwestern University in 1982.

William L. Lipsey is our President, Marketing and Client Service and a member of our Board of Directors. Before joining Pzena Investment Management in 1997, Mr. Lipsey was an Investment Advisory Consultant and a Senior Vice President at Oppenheimer & Company, Inc. Prior to joining Oppenheimer, Mr. Lipsey’s career included positions at Morgan Stanley, Kidder Peabody and Hewitt Associates. At Morgan Stanley and Kidder Peabody, Mr. Lipsey managed assets for institutional and private clients. He earned a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1980 and an M.B.A. in Finance from the University of Chicago in 1986.

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

Antonio DeSpirito, III is our Executive Vice President. Mr. DeSpirito was appointed Executive Vice President in February 2011. He is also a Portfolio Manager of our Large Cap Value, Value Service, and All Cap Value strategies. Prior to joining Pzena Investment Management in 1996, Mr. DeSpirito was an Associate in the Corporate Department of Ropes & Gray LLP. He earned a B.S. summa cum laude from the Wharton School of the University of Pennsylvania in 1990 and a J.D. magna cum laude from Harvard Law School in 1993.

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

Steven M. Galbraith serves as a member of our Board of Directors. Mr. Galbraith is a partner of Maverick Capital, a registered investment advisor managing private investment funds exclusively for qualified investors. Prior to joining Maverick Capital in 2004, Mr. Galbraith served as Chief Investment Officer and Chief U.S. Investment Strategist at Morgan Stanley from June 2000 to December 2003. Before joining Morgan Stanley, he was a partner at Sanford Bernstein, where he was an analyst in the packaged foods sector and the securities industry. Mr. Galbraith was also an employee of our operating company from June 1998 to March 1999. Mr. Galbraith is an Adjunct Professor at Columbia University Business School where he teaches securities analysis. He serves on the board of trustees of Tufts University and the National Constitution Center in Philadelphia. Mr. Galbraith is also a member of the board of directors of the Harlem Success Academy, Narragansett Brewing Company, and OnLive. He received his B.A. summa cum laude from Tufts University, where he was elected to Phi Beta Kappa.

Joel M. Greenblatt serves as a member of our Board of Directors. Mr. Greenblatt has been a Managing Partner of Gotham Capital, a hedge fund that he founded, since 1985, and of Gotham Asset Management since 2002. Mr. Greenblatt is also the Managing Principal of Gotham Asset Management, LLC, a registered investment adviser (formerly known as Formula Investing, LLC). For the past twelve years, he has been an Adjunct Professor at Columbia University Business School, where he teaches Value and Special Situation Investing. Mr. Greenblatt is the former Chairman of the board of Alliant Techsystems, a NYSE-listed aerospace and defense company. He is the chairman of Harlem Success Academy, a charter school in New York City. He is the author of three books, You Can Be A Stock Market Genius (Simon & Schuster, 1997), The Little Book That Beats The Market (John Wiley & Sons, 2005), and The Big Secret for the Small Investor (John Wiley & Sons, 2011). Mr. Greenblatt earned a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania in 1979 and 1980, respectively.

Richard P. Meyerowich serves as a member of our Board of Directors. Mr. Meyerowich worked in the New York office of Deloitte & Touche LLP from 1966 to 2005, including as a Senior Partner from 1978 to 2005. Mr. Meyerowich headed the National Investment Management Practice for over ten years and served as lead partner on major investment management entities, including SEC-registered mutual funds, unit investment funds, hedge funds, investment partnerships, separate accounts of insurance companies and commodity pools. He served two terms on the Investment Companies Committee of the American Institute of Certified Public Accountants. From 2005 through 2009, he served as an external consultant for Deloitte & Touche on quality control and technical advice. In March 2011, Mr. Meyerowich became a member of the board of directors of Chartis, Inc., a global property and casualty insurance subsidiary of American International Group, Inc. Mr. Meyerowich is also a member of Chartis’ audit committee. Mr. Meyerowich earned a B.S. in Economics from Wagner College in 1965.

Ronald W. Tysoe serves as a member of our Board of Directors. Mr. Tysoe served as a senior advisor at Perella Weinberg Partners LP, a boutique investment banking firm in New York, from October 2006 through September 2007. Prior to that he was vice chairman, finance and real estate, of Federated Department Stores, Inc. (now Macy’s, Inc.), a position he held since April of 1990. He served as Chief Financial Officer of Federated from 1990 to 1997, and served on the Federated board of directors from 1988 until May of 2005. Mr. Tysoe is a member of the board of directors of Cintas Corporation, a publicly-traded uniform rental and supply company, where he serves as chairman of the audit committee and a member of the corporate governance committee. He is also a member of the board of directors of Taubman Centers, Inc., a publicly-traded real estate investment trust, where he serves as a member of the audit committee and executive committee. Mr. Tysoe is a member of the board of directors of Scripps Networks Interactive, Inc., a publicly-traded media and broadcasting enterprise, where he serves as chairman of the audit committee and as a member of the compensation committee. He is also a member of the board of directors of Canadian Imperial Bank of Commerce, a publicly-traded commercial banking company, and serves as chairman of its audit committee and a member of the corporate governance committee. From 2007 to 2009, Mr. Tysoe was a member of the board of directors of Retail Opportunity Investment Corporation, a real estate investment trust. Mr. Tysoe also served as a member of the board of directors of Ohio Casualty Corporation, a property and casualty insurance company, from 2006 to 2007. Mr. Tysoe earned Bachelor of Commerce and Bachelor of Law degrees from the University of British Columbia in 1977 and 1978, respectively.

There are no family relationships among any of our directors or executive officers.

Board Composition

Our Board of Directors currently consists of seven directors. For the year ended December 31, 2011, we have determined that each of Messrs. Galbraith, Greenblatt, Meyerowich and Tysoe is an “independent” director within the meaning of the applicable rules of the SEC and the NYSE. In 2011, based upon further consideration and examination of the applicable rules, our Board of Directors determined that Mr. Greenblatt was an “independent” director.

Our bylaws provide that our Board of Directors will consist of five directors, or such number of directors as fixed by our Board of Directors from time to time. In connection with the election of Messrs. Goetz and Lipsey to our board of Directors in May 2011, our Board of Directors increased our board size to seven members. Our directors are elected for one-year terms and will continue to serve until the next annual meeting of stockholders or until such director’s earlier death, resignation or removal.

Factors Involved In Selecting Directors

When considering whether the Board’s directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively, in light of the Company’s business and structure, the Nominating and Corporate Governance Committee focused on the information described in each of the Board members’ biographical information set forth above. With regard to Mr. Pzena, the Nominating and Corporate Governance Committee considered his experience as founder and CEO of the Company, and his breadth of knowledge regarding all aspects of the business, including its strategies, operations, and markets, as well as his acute business judgment. With respect to Messrs. Goetz and Lipsey, the Nominating and Corporate Governance Committee considered their experience as founding executive committee members of our operating company, their broad-based knowledge of the business, as well as their extensive industry knowledge. With regard to Messrs. Galbraith and Greenblatt, the Nominating and Corporate Governance Committee considered their extensive investment management experience and their professional standing in the industry. With regard to Messrs. Tysoe and Greenblatt, the Nominating and Corporate Governance Committee considered their prior and current Board experiences and governance skills. With regard to Messrs. Meyerowich and Tysoe, the Nominating and Corporate Governance Committee considered their expertise and background with regard to accounting matters, and their leadership roles at Deloitte & Touche LLP and Federated Department Stores, Inc., respectively, as well as their designations as audit committee financial experts.

Board Leadership Structure

The Nominating and Corporate Governance Committee is responsible for reviewing the leadership structure of our Board of Directors, and additionally reviewing the performance of the Chairman of the Board and Chief Executive Officer.

Since the inception of the Company in October 2007, as permitted by the Company’s Corporate Governance Guidelines, the Chairman of the Board position has been held by Richard S. Pzena, the CEO of our operating company. The Nominating and Corporate Governance Committee has considered the issue of Mr. Pzena’s combined role, and approved the continuation of this structure for the following reasons:

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

In accordance with our Corporate Governance guidelines, the Company has the option of alternating directors to lead executive sessions of the Board of Directors, or to select a lead independent director. To date, the Company’s independent directors have not named a lead independent director to preside at all executive sessions of the non-management directors, but rather, has chosen to alternate directors to lead each of the executive sessions. Accordingly, the role of presiding director at each executive session of non-management directors is regularly rotated among Messrs. Galbraith, Greenblatt, Meyerowich and Tysoe.

Board Oversight Role

Our Board of Directors has delegated the role of risk oversight to its Audit Committee pursuant to the Audit Committee’s charter. Our Audit Committee continues to concentrate on determining the adequacy of the Company’s risk-management programs.

The Company’s approach to risk management includes a variety of internal procedures, test protocols and examinations, including the following:

•	Sarbanes-Oxley annual testing and audit — covering internal controls and financial reporting;
•	SSAE 16 — covering operational risks;
•	Compliance policies and procedures, including annual risk-based testing;
•	Ongoing compliance training; and
•	Disaster recovery procedures and annual testing.

Issues of note resulting from any of the above-enumerated risk management items are brought to the attention of the Audit Committee, when appropriate.

In order to ensure ongoing coordination among its various risk management programs, during the first quarter of 2010, the Audit Committee approved, and the Board of Directors affirmed, the establishment of a Risk Management Committee of our operating company. The purpose of the Risk Management Committee, whose members include department heads or their delegates, is to identify business risks and evaluate the effectiveness of all risk mitigation activities. The Risk Management Committee commenced activities during the second quarter of 2010 and met twice during 2011.

Board Committees

Although we qualify for the “controlled company” exemption from certain of the corporate governance rules of the NYSE, our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each consisting solely of independent directors, and our Board of Directors has adopted charters for its committees that comply with the NYSE and SEC rules relating to corporate governance matters.

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer and our Chief Financial Officer, and a Code of Ethics for Senior Financial Officers. Copies of the board committee charters, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for Senior Financial Officers, are available on our website at www.pzena.com. If we make any amendments to our Code of Business Conduct and Ethics or our Code of Ethics for Senior Financial Officers, other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of these codes to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver, its effective date, and to whom it applies on our website at www.pzena.com or in a report on Form 8-K filed with the SEC.

In order to communicate any concerns with our non-management directors, interested parties should send comments to the attention of our Corporate Secretary, Joan F. Berger, at our primary offices located at 120 West 45th Street, 20th Floor, New York, New York 10036. All appropriate correspondence will be forwarded to our non-management directors.

Audit Committee

Our Audit Committee assists our Board of Directors in its oversight of the integrity of our consolidated financial statements, our independent registered public accounting firm’s qualifications and independence, and the performance of our independent registered public accounting firm.

Our Audit Committee’s responsibilities include, among others:

•	reviewing the audit plans and findings of our independent registered public accounting firm and our internal audit and risk review staff, as well as the results of regulatory examinations, if any, and tracking management’s corrective action plans, where necessary;
•	reviewing our financial statements, including any significant financial items and/or changes in accounting policies, and/or internal control, with our senior management and independent registered public accounting firm;
•	reviewing our financial risk and control procedures, compliance programs and significant tax, legal and regulatory matters; and
•	having the sole discretion to appoint annually our independent registered public accounting firm, evaluate its independence and performance, and set clear hiring policies for employees or former employees of the independent registered public accounting firm.

Messrs. Galbraith, Meyerowich and Tysoe currently serve on the Audit Committee and Mr. Meyerowich serves as its chair. Our Board of Directors has determined that each of Messrs. Meyerowich and Tysoe is an “audit committee financial expert” as such term is defined in the rules and regulations of the SEC.

In addition to serving on our Audit Committee, Mr. Tysoe serves on the audit committees of four other public companies. Our Board of Directors has determined that such simultaneous service does not impair Mr. Tysoe’s ability to effectively serve on our Audit Committee.

Compensation Committee

Our Compensation Committee assists our Board of Directors in the discharge of its responsibilities relating to the compensation of our executive officers.

Our Compensation Committee’s responsibilities include:

•	reviewing and approving, or making recommendations to our Board of Directors with respect to, the compensation of our executive officers;
•	overseeing and administering, and making recommendations to our Board of Directors with respect to, our cash and equity incentive plans; and
•	reviewing and making recommendations to the Board of Directors with respect to director compensation.

Messrs. Galbraith, Greenblatt, Meyerowich and Tysoe currently serve on the Compensation Committee and Mr. Galbraith serves as its chair.

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

Messrs. Galbraith, Greenblatt, Meyerowich and Tysoe currently serve on the Nominating and Corporate Governance Committee and Mr. Tysoe serves as its chair.

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

Based on a review of such reports, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% shareholders were complied with in respect of our fiscal year ended December 31, 2011, except that the issuance, on December 21, 2011, of 16,049 restricted Class B units, pursuant to the PIM LLC 2006 Equity Incentive Plan to Mr. Martin, was reported late on January 4, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is responsible for determining executive officer compensation. The Compensation Committee, consisting of Messrs. Galbraith, Greenblatt, Meyerowich and Tysoe, is comprised entirely of independent directors, as defined in the NYSE rules. Members of the Compensation Committee additionally qualify as “non-employee directors” within the meaning of Rule 16b-3 promulgated under the Exchange Act, and “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

None of our executive officers serves as a member of the Board of Directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as a member of our Board of Directors or our Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth below, and based upon such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report. Each of Messrs. Galbraith, Greenblatt, Meyerowich and Tysoe approved such inclusion in this report.

Compensation Discussion and Analysis

This section summarizes the principles underlying our policies relating to our executive officers’ compensation. It generally describes the manner and context in which compensation is earned by, and awarded to, our executive officers and provides perspective on the tables and narratives that follow.

Philosophy and Objectives of Our Executive Compensation Program

In the fourth quarter 2010, the Compensation Committee adopted the following compensation philosophy to reflect the current core objectives for executive officer evaluations.

Our executive compensation is intended to produce the best possible long-term results for both our investor clients and shareholders. The primary means of alignment between executive officers and shareholder interests is evidenced by the significant holdings held by most of our individual executive officers. This alignment is further enhanced by our annual compensation structure, which is designed to reward performance leading to excellent long-term results. Executive compensation has a base salary component and a bonus component. The bonus itself can be granted in the form of cash or various forms of equity participation. Regardless of form, a portion of the bonus must be deferred pursuant to the Bonus Plan, which absent certain articulated exemptions, is dependent on continued employment with the firm.

It is intended that the magnitude of the bonus reflect the industry standards for executive responsibilities, and reflect the actual achievements of goals and objectives the Company has set. However, no fixed criteria or formula is used in determining the amount of a bonus. Rather, the Compensation Committee uses its discretion to make a determination of the effectiveness of the executive and the extent of the executive’s contributions to the Company’s success and, based on that determination, recommends bonus amounts to the full board. The minimum bonus would generally entail compensation below industry norms and reflect poor performance on objectives, while the maximum bonus would reflect superior performance on objectives.

Consistent with this philosophy, 2011 compensation was established to reflect executive officer contributions to the following:

(i)	Develop new leaders to provide succession options for executive committee and other managerial responsibilities.
(ii)	Manage the overall business in a manner consistent with shareholder interests, including:
•	Managing the cost structure to maintain a margin of profitability consistent with leading asset management firms and the overall investment environment.
•	Enhancing the firm’s overall growth through developing global capabilities and introducing new products consistent with clients’ interests.
(iii)	Set an example for employees of the firm in business behavior at an exceptional ethical level, and in compliance with regulatory guidelines.
(iv)	Enhance the reputation and asset gathering capability of the firm, with existing and future clients, through quality interaction and communication.

In addition to the above guidelines, for other than our CEO, who is responsible for all aspects of our operations, specific goals were developed for each executive officer.

For Co-chief Investment Officers and Executive Vice Presidents:

(i)	Lead the investment team in a manner to promote excellent long term investment performance via superior investment research.
(ii)	Maintain a team-oriented culture that develops and retains the best investment talent.

For President-Marketing:

(i)	Lead the client team in a manner which promotes the Pzena brand in the broader institutional investment community and creates lasting client relationships, minimizes client attrition, and raises assets from new and existing clients.

For Chief Financial Officer:

(i)	Oversee the firm’s financial reporting process to achieve accurate and effective financial statements.
(ii)	Enhance the firm’s controllership and financial functions through exemplary leadership.

In determining compensation for all executive officers, the Compensation Committee discusses each named executive officer to determine appropriate bonus levels.

Principal Components of Executive Compensation

We have established compensation practices that directly link compensation with our performance, as described below. These practices apply to all of our professionals, including our named executive officers. Ultimately, ownership in our Company is the primary tool that we use to attract and retain professionals, including the named executive officers. As of December 31, 2011, our employees held approximately 65.2% of the ownership interests in our operating company, the substantial majority of which is held by our executive officers, together with their estate planning vehicles.

We provide the following elements of compensation to our named executive officers:

(i)	cash compensation, consisting of a base salary;
(ii)	annual cash bonuses;
(iii)	mandatory deferred compensation;
(iv)	equity-based compensation and related distributions of earnings of our operating company; and
(v)	perquisites.

The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between currently paid out and long-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. In order to attract and retain qualified personnel, compensation and benefits packages, including those of certain of our named executive officers, are reviewed against relevant industry and geographic peer groups, as compiled by McLagan Partners, a compensation specialist focusing on the asset management industry, but we do not benchmark against peer group data. The universe of companies in the McLagan Partners’ analysis includes over 200 publicly traded asset managers and asset management subsidiaries of larger financial services firms with which we compete, among others. To the extent applicable, the Compensation Committee reviews McLagan Partners’ data by position for the entire universe of companies on a summary basis, as well as data by position for certain subgroups on a summary basis, such as companies with assets under management similar to that of the Company, and a geographic location similar to that of the Company, rather than specific compensation data for individual competitors.

It is customary in the investment management industry to provide for base salaries and discretionary bonuses to be paid to executives upon whom the Company relies for its success. Cash compensation in the form of a fixed base salary and discretionary cash bonuses constitutes only a portion of the compensation that we pay our named executive officers.

(i)	Base Salary. Consistent with industry practice, the base salaries for our named executive officers generally account for a relatively small portion of their overall compensation. As further discussed below under “Executive Employment Agreements,” Messrs. Pzena, Goetz and Lipsey each received a base salary for 2011 at the annual rate of $300,000. Messrs. Martin, DeSpirito and Peterson also received a base salary for 2011 at the annual rate of $300,000. We have not entered into employment contracts with Messrs. Martin, DeSpirito and Peterson.
(ii)	Cash Bonuses. As further discussed below under “Executive Employment Agreements,” each of Messrs. Pzena, Goetz and Lipsey may be paid a maximum annual bonus of $2,700,000 for 2011. In 2011, the Compensation Committee reviewed the aforementioned objectives that had been set for 2011 for the named executive officers, both by individual position, and as a group. Based on an analysis of the relevant objectives, the Compensation Committee determined that Mr. Pzena should receive a total cash bonus of $1,316,218; Messrs. Goetz, DeSpirito and Peterson should receive a total cash bonus of $1,400,000; and Mr. Lipsey should receive a total cash bonus of $827,000 (in each case, subject to the Company’s deferred compensation practices under the Bonus Plan). The Compensation Committee also determined that Mr. Martin should receive a total cash bonus of $235,002 for 2011 (which includes a deferred portion in the amount of $43,334, which vests over a two-year period), and additionally determined to award 16,049 Class B units to Mr. Martin, which are subject to vesting provisions. These units are discussed under “Equity Based Compensation and Distributions of Earnings of our Operating Company” below.
(iii)	Mandatory Deferred Compensation. The purpose of the Bonus Plan is to enable us to attract, retain, motivate and reward highly qualified individuals who provide services to us by, among other things: (a) providing for grants of bonus compensation; and (b) providing that a portion of the bonus awards made to certain highly compensated individuals, including the named executive officers, shall be deferred on a mandatory basis and shall vest, and become payable, over a four-year period. These amounts are reflected in the “All Other Compensation” column of the “Summary Compensation Table” below.
(iv)	Equity Based Compensation and Distribution of Earnings of Our Operating Company. We have awarded many of our employees, including our named executive officers, ownership interests in our operating company. Historically, the substantial majority of the remuneration that our CEO and two Presidents received from us consisted of cash distributions in proportion to their respective ownership interests of our operating company. These three executive officers have substantial ownership interests in our operating company. They receive distributions in respect of their membership units in the same amount, and at the same time as distributions are made on all other membership units, including Class A units, which creates an alignment of their interests with those of our Class A stockholders. The amounts of these distributions are not shown in the Summary Compensation Table below because they arise out of their ownership interest in our operating company. In the three years ended December 31, 2011, distributions in respect of membership units owned by each of these three executive officers constituted from 40.14% to 91.04% of the total amounts they received from us.

We adopted the PIM LLC 2006 Equity Incentive Plan, effective January 1, 2007, which permits the grant of a variety of equity awards relating to membership units of our operating company, including membership units and options to purchase membership units, which are both subject to vesting provisions. In 2011, 16,049 membership units, which are subject to vesting provisions, were granted to Mr. Martin (as further described below under “2011 Grants of Plan-Based Awards”). All membership units granted under the PIM LLC 2006 Equity Incentive Plan were granted at the fair market value of the Company’s Class A common stock on the date of grant, as determined by the Compensation Committee administering the plan.

As conditions allow, we intend to continue to award equity-based incentives under the PIM LLC 2006 Equity Incentive Plan as an incentive to encourage ownership in our operating company.

(v)	Perquisites. We offer each of our employees, including each of the named executive officers, our investment management services, if they place their funds with us, without charging any advisory fees typically associated with these services; see “Item 13-Certain Relationships and Related Transactions, and Director Independence-Other Related Party Transactions.” This benefit is provided at no incremental cost to us.

Consideration of Prior Shareholder Advisory Vote on Executive Compensation

At our 2011 annual meeting of shareholders, our shareholders overwhelmingly approved, on an advisory basis, the compensation of our named executive officers. Our Compensation Committee was mindful of the results of the vote, but did not take any compensation actions in fiscal year 2011 specifically in response to the executive compensation advisory vote.

Executive Employment Agreements

On October 30, 2007 we entered into employment agreements with each of Messrs. Pzena, Goetz and Lipsey. Pursuant to the terms of the individual employment agreements, (i) Mr. Pzena serves as our Chief Executive Officer, Co-Chief Investment Officer; (ii) Mr. Goetz serves as our President, Co-Chief Investment Officer; and (iii) Mr. Lipsey serves as our President, Marketing and Client Service. Under the terms of the employment agreements, each of Messrs. Pzena, Goetz and Lipsey served for an initial term of three years, ending October 30, 2010, subject to automatic, successive one-year extensions thereafter unless either party gives the other 60 days prior notice that the term will not be extended. Since then, these agreements have been automatically extended for two successive one-year extensions through October 30, 2012. Each agreement provides for: (i) an annual base salary of $300,000, and (ii) an annual bonus, the amount of which will be determined by our Compensation Committee, subject to a maximum annual bonus for each executive of $2,700,000. This compensation is subject to the provisions of our Bonus Plan. We have not entered into an employment agreement with Messrs. Martin, DeSpirito and Peterson.

The following is a description of certain restrictive covenants by which our executive officers, as well as other employee members, have agreed to be bound.

Non-Competition

Pursuant to the terms of the amended and restated operating agreement of Pzena Investment Management, LLC, all employees who are members of Pzena Investment Management, LLC have agreed not to compete with us during the term of their employment with us. In addition, each of Messrs. Pzena, Goetz and Lipsey have agreed not to compete with us for a period of three years following the termination of his employment. Other employee members of Pzena Investment Management, LLC, including Messrs. DeSpirito and Peterson, have agreed not to compete with us for a period of up to six months following the termination of his or her employment, if the employee member and his or her permitted transferees collectively hold at that time more than 1.0% of all the Class B units outstanding and if he or she continues to receive compensation during this non-competition period.

Non-Solicitation

Messrs. Pzena, Goetz and Lipsey have agreed not to solicit our clients or any other employees of Pzena Investment Management, LLC during the term of their employment and for three years thereafter. Other employee members of Pzena Investment Management, LLC, including Messrs. DeSpirito and Peterson, are subject to similar non-solicitation provisions during the term of their employment and 18 months thereafter.

Forfeiture of Class B Units

Unless otherwise determined by our Board of Directors, in its sole discretion, or previously agreed to by the employee member, his or her permitted transferees and us:

•	if an employee member (including our executive officers) is terminated for cause, the employee member and any of his or her permitted transferees would forfeit all of his, her or their unvested Class B units, if any, and a number of vested Class B units that is equal to 75% of the number of vested Class B units collectively held by the employee member and his or her permitted transferees, in each case as of the date of the termination of his or her employment, and
•	if our CEO or two Presidents breach any of the non-competition or non-solicitation covenants described above, then he and any of his permitted transferees would forfeit all of his, her or their unvested Class B units, if any, and an aggregate number of vested Class B units that is equal to 50% of the number of vested Class B units collectively held by him and his or her permitted transferees, in each case as of the earlier of the date of his breach or the termination of his employment. If an employee member, including our Executive Vice Presidents, breach any of the non-competition or non-solicitation covenants, then he and any of his permitted transferees would forfeit all of his, her or their unvested Class B units, if any, and an aggregate number of vested Class B units that is equal to 25% of the number of vested Class B units collectively held by him and his or her permitted transferees, in each case as of the earlier of the date of his breach or the termination of his employment.

Executive Compensation

The following table sets forth certain summary information concerning compensation provided by Pzena Investment Management, LLC during the fiscal years ended December 31, 2011, 2010 and 2009 to our Chief Executive Officer, our Chief Financial Officer, our two Presidents and our two Executive Vice Presidents, whom we refer to collectively as the named executive officers. The amounts set forth under the Unit Awards and Option Awards columns are calculated in accordance with the rules of the SEC and may not reflect actual amounts received by the named executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary($)(1)	Bonus($)(2)		Unit Awards($)(3)	Option Awards($)(4)	All Other Compensation($)(5)		Total($)
Richard S. Pzena,	2011	$300,000	$999,731		—	—	$316,487		$1,616,218
Chief Executive Officer,	2010	300,000	865,642		—	—	227,095		1,392,737
Co-Chief Investment Officer	2009	253,837	1,136,085		—	—	376,614		1,766,536
Gregory S. Martin	2011	$300,000	$235,002	(6)	$76,554	—	—		$611,556
Chief Financial Officer	2010	300,000	206,673	(7)	39,227	—	—		545,900
	2009	260,623	150,000		—	$98,700	—		509,323
John P. Goetz,	2011	$300,000	$1,050,000		—	—	$350,000		$1,700,000
President, Co-Chief	2010	300,000	930,000		—	—	270,000		1,500,000
Investment Officer	2009	260,623	1,149,377		—	—	390,000		1,800,000
William L. Lipsey,	2011	$300,000	$695,250		—	—	$131,750		$1,127,000
President, Marketing	2010	300,000	600,000		—	—	100,000		1,000,000
and Client Service	2009	260,623	1,149,377		—	—	390,000		1,800,000
Antonio DeSpirito, III	2011	$300,000	$1,050,000		—	—	$350,000		$1,700,000
Executive Vice President(8)
Michael D. Peterson	2011	$300,000	$1,050,000		—	—	$350,000	(9)	$1,700,000
Executive Vice President(8)

(1)	Amounts represent payments of salary made to the named executive officers pursuant to their respective employment agreements, with the exceptions of Messrs. Martin, DeSpirito and Peterson, with whom we have not entered into employment agreements. In 2009, each of Messrs. Pzena, Goetz and Lipsey voluntarily agreed to receive a base salary less than the amount provided for in their respective employment agreements.
(2)	Amounts represent discretionary bonuses paid to the named executive officers.
(3)	Amounts reflected represent the fair value of grants of Class B units of our operating company, on the date of grant, calculated in accordance with the Stock Compensation Topic of the FASB ASC. For a discussion of the assumptions utilized in calculating grant date fair value, see Note 12 to our consolidated financial statements beginning on page F-25 of this Annual Report.
(4)	Amounts reflected represent the fair value of option grants, on the date of grant, calculated in accordance with the Stock Compensation Topic of the FASB ASC. For a discussion of the assumptions utilized in calculating grant date fair value, see Note 12 to our consolidated financial statements beginning on page F-25 of this Annual Report.
(5)	On January 1, 2007, we instituted the Bonus Plan, pursuant to which employees whose cash compensation is in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount. Deferred amounts contributed by named executive officers may be credited to an investment account, take the form of Phantom Class B units, or be invested in money market funds, at the employee’s discretion. Amounts shown represent the cash compensation deferred. Pursuant to the plan, each deferred amount vests as follows: (i) 25% on the first anniversary; (ii) 50% on the second anniversary; (iii) 75% on the third anniversary; and (iv) 100% on the fourth anniversary, provided that the named executive officer continues in service with us.

With the exception of Mr. Peterson, the amounts shown do not represent Phantom Class B units, but rather reflect deferrals in one of the other options mentioned above.

(6)	Includes the grant of a $65,002 restricted cash-based award made to Mr. Martin on December 21, 2011, of which $21,668 vested immediately, and $43,334 is deferred and will vest in two equal annual installments.
(7)	Includes the grant of a $66,673 restricted cash-based award made to Mr. Martin on December 20, 2010, of which $33,340 vested immediately, and $33,333 is deferred and will vest in two equal annual installments.
(8)	Messrs. DeSpirito and Peterson became our Executive Vice Presidents in February 2011. Mr. DeSpirito is also a Portfolio Manager of Large Cap Value, Value Service, and All Cap Value strategies, and a member of the operating company’s executive committee.

Mr. Peterson is also a Portfolio Manager of our Global Value, EAFE Diversified Value, EAFE Value, Global Diversified Value, and European Value services, and a member of the operating company’s executive committee.
(9)	Mr. Peterson elected to receive his deferred compensation for 2011 in the form of Phantom Class B units, as described in footnote 5 above. This amount represents the value of 80,831 Phantom Class B units issued on December 31, 2011 at $4.33.

2011 Grants of Plan-Based Awards

The following table sets forth information concerning unit grants made in 2011 to our named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock or Unit Awards ($)(1)
Gregory S. Martin	December 21, 2011	16,049(2)	$76,554

(1)	Amounts reflected represent the fair value of unit grants, on the date of grant, calculated in accordance with the Stock Compensation Topic of the FASB ASC. For a discussion of the assumptions utilized, see Note 12 to our consolidated financial statements beginning on page F-25 of this Annual Report.
(2)	Represents Class B units of our operating company awarded under the PIM LLC 2006 Equity Incentive Plan. The Class B units were granted on December 21, 2011. Of these 16,049 Class B units, 5,350 units were immediately exercisable, with the remaining units vesting in two installments. The first installment in the amount of 5,349 units will vest on December 21, 2012. The second installment of 5,350 units will vest on December 21, 2013. Although the Class B Units were granted pursuant to the PIM LLC 2006 Equity Incentive Plan, we do not consider these awards to have been made pursuant to an “equity incentive plan,” as such term is defined in the rules of the SEC, since vesting of the Class B Units is not tied to our Company’s or our stock’s performance.

We do not include in this table Phantom Class B units issued to Mr. Peterson in connection with his 2011 mandatory deferral of a portion of his compensation, as required pursuant to the Bonus Plan. However, information related to the issuance of these Phantom Class B units is included under the All Other Compensation column of the Summary Compensation Table above.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table sets forth information relating to unexercised options and unvested units held by any named executive officer as of December 31, 2011.

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested($)(1)
Richard S. Pzena	December 31, 2008	200,000	(2)	—	$4.22	(3)	December 31, 2018	—		—
Gregory S. Martin	December 31, 2008	10,000	(2)	—	4.22	(3)	December 31, 2018	—		—
	December 21, 2009	30,000	(2)	—	8.00	(3)	December 21, 2019	—		—
	December 20, 2010	—		—	—		—	2,587	(4)	$11,202
	December 21, 2011	—		—	—		—	10,699	(5)	46,327
John P. Goetz	December 31, 2008	200,000	(2)	—	4.22	(3)	December 31, 2018	—		—
William L. Lipsey	December 31, 2008	200,000	(2)	—	4.22	(3)	December 31, 2018	—		—
Antonio DeSpirito, III	January 1, 2007	175,000	(2)	—	13.53	(3)	January 1, 2017	—		—
	January 1, 2008	71,250	(2)	23,750	11.40	(3)	January 1, 2018	—		—
	December 31, 2008	148,301	(2)	—	4.22	(3)	December 31, 2018	—		—
	December 21, 2009	250,000	(6)	—	8.00	(7)	December 21, 2019	—		—
	December 31, 2010	—		—	—		—	17,857	(8)(9)	77,321
Michael D. Peterson	December 31, 2008	159,869	(2)	—	4.22	(3)	December 31, 2018	—		—
	December 31, 2009	—		—	—		—	20,000	(8)(10)	86,600
	December 31, 2010	—		—	—		—	35,715	(8)(11)	154,646

(1)	Based on the NYSE closing price of $4.33 for the Company’s Class A common stock on December 31, 2011.
(2)	Represents options to purchase Class B units of our operating company.
(3)	Represents the fair market value of a Class B unit on the date of grant, as determined by the committee administering the PIM LLC 2006 Equity Incentive Plan.
(4)	Represents Class B units of our operating company awarded under the PIM LLC 2006 Equity Incentive Plan which vest on December 20, 2012.
(5)	Represents Class B units of our operating company awarded under the PIM LLC 2006 Equity Incentive Plan. The Class B units vest in two installments, with the first installment of 5,349 units vesting on December 21, 2012, and the second installment of 5,350 units vesting on December 21, 2013.
(6)	Represents options to purchase the Company’s Class A common stock.
(7)	Represents the fair market value of a share of Class A common stock on the date of grant, as determined by the committee administering the 2007 Equity Incentive Plan.
(8)	Represents Phantom Class B units issued in connection with the named executive officer’s mandatory deferral of his Restricted Amount pursuant to the Bonus Plan, see “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Bonus Plan — Mandatory Cash Deferral of Restricted Amounts” for a discussion of Restricted Amounts. Upon vesting, each Phantom Class B unit becomes a Class B unit of the operating company.
(9)	The first installment of 5,952 Phantom Class B units vests on December 31, 2012. The second installment of 5,952 Phantom Class B units vests on December 31, 2013, and the remaining 5,953 Phantom Class B units vest on December 31, 2014.
(10)	These Phantom Class B units vest in two equal annual installments on December 31, 2012 and December 31, 2013.
(11)	The first installment of 11,904 Phantom Class B units vests on December 31, 2012. The second installment of 11,904 Phantom Class B units vests on December 31, 2013, and the remaining 11,907 Phantom Class B units vest on December 31, 2014.

2011 Units Vested

Name	Number of Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Antonio DeSpirito, III	22,730	$98,421
Michael D. Peterson	35,281	152,767

(1)	Represents Phantom Class B units which vested on December 31, 2011 and became Class B units of our operating company. The Phantom Class B units were issued in connection with the named executive officer’s mandatory deferral of his Restricted Amount, pursuant to the Bonus Plan.
(2)	Based on the closing price of the Company’s Class A common stock of $4.33 per share on December 31, 2011.

2011 Non-Qualified Deferred Compensation

The following table sets forth information relating to non tax-qualified deferral of compensation by the named executive officers for the year ended December 31, 2011.

Name	Executive Contributions for Year Ended December 31, 2011 ($)(1)(2)	Aggregate Earnings for Year Ended December 31, 2011 ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Year Ended December 31, 2011($)(4)
Richard S. Pzena	$316,487	$14,200	$373,898	$736,613
John P. Goetz	350,000	(71,925)	322,384	775,345
William L. Lipsey	131,750	12,837	243,652	442,429
Antonio DeSpirito, III.	350,000	126,549	158,368	583,185
Michael D. Peterson	350,000	(274,808)	152,767	591,246

(1)	On January 1, 2007, we instituted the Bonus Plan, pursuant to which employees who earn in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount. Deferred amounts contributed by named executive officers may be credited to an investment account, take the form of phantom Class B units, or be invested in money market funds, at each named executive officer’s discretion. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Bonus Plan.” The amounts in this column reflect the deferred portion of our named executive officer’s compensation.
(2)	All amounts reported in this column are included in the “All Other Compensation” column for 2011 of the Summary Compensation Table above.
(3)	Amounts reflect earnings on the total value of non-qualified deferred compensation.
(4)	Includes amounts reported in previous years, plus or less any gains or losses experienced on such previous contributions in prior years, less any withdrawals and distributions.

Pension Benefits

As of December 31, 2011, none of the named executive officers was a participant in any defined benefit pension plan, whether tax-qualified or supplemental, which was maintained by us, our operating company, or any of its affiliates.

Termination or Change of Control

Neither we nor our operating company maintain any termination or change of control programs. However, the PIM LLC 2006 Equity Incentive Plan and the 2007 Equity Incentive Plan both provide that the Compensation Committee will have the discretion to accelerate the vesting of awards granted thereunder upon the occurrence of certain events, including a change of control of us. Also, pursuant to the tax receivable agreement, as further described in “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Tax Receivable Agreement,” if certain change of control events were to occur, we would be obligated to make early termination payments to the parties to such tax receivable agreement (including the named executive officers). Furthermore, the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan provides that each plan participant’s account shall be distributed in shares of our Class A common stock immediately prior to a change in control of us, as further described in such plan.

2011 Non-Employee Director Compensation

The following table sets forth information concerning non-employee director compensation for the year ended December 31, 2011. It is our policy not to pay director compensation to directors who are also our employees.

Pursuant to the Pzena Investment Management, Inc. Nonemployee Director Deferred Compensation Plan, described below, each non-employee director was given the option to defer either all or a portion of his 2011 annual retainer of $70,000 in the form of deferred stock units, or “Phantom Stock.” With respect to any non-deferred portion of the annual retainer, each non-employee director was given the option to receive either 100% in cash, 100% in shares of our Class A common stock, or 50% payable in cash and 50% in shares of our Class A common stock. In 2011, all non-employee directors elected to receive their 2011 annual retainers in deferred stock units.

Name	Stock Awards ($)(1)	Total ($)
Steven M. Galbraith	$70,000	$70,000
Joel M. Greenblatt	70,000	70,000
Richard P. Meyerowich	70,000	70,000
Ronald W. Tysoe	70,000	70,000

(1)	On January 1, 2011, each non-employee director was awarded 9,523 deferred stock units, each of which is the economic equivalent of one share of our Class A common stock. We valued these deferred stock units at $7.35 each, the closing price of our Class A common stock on December 31, 2010. The shares of Phantom Stock become payable in a single distribution of shares of our Class A common stock, at such time as elected by the non-employee director when the deferral was made.

Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan

On July 21, 2009, we adopted the Pzena Investment Management, Inc. Nonemployee Director Deferred Compensation Plan, or the Director Plan. The Director Plan is an “unfunded” deferred compensation arrangement designed to attract and retain individuals to serve as non-employee directors of the Company by allowing such individuals to defer payment of all, or a portion, of their director fees into deferred stock units, the value of which is based on the value of shares of Class A common stock of the Company.

Administration.  The Director Plan is administered by the Administrator, as defined in the Director Plan. The Compensation Committee of the Board serves as the Administrator. The Administrator may delegate such duties as it determines, in its discretion, to be necessary or desirable for the administration of the Director Plan.

Participation.  Any nonemployee director may elect to have all or part of the compensation otherwise payable to the director deferred and paid at the time, and in the manner, prescribed in the Director Plan. A nonemployee director wishing to participate in the Director Plan shall make deferrals of compensation no later than December 31 of the Director Plan year immediately preceding the Director Plan year in respect of which such compensation may be earned. Deferrals may be denominated in an aggregate dollar amount, or as a percentage of compensation, and shall be allocated to an account. The Company shall establish a separate account on its books in the name of each participant. Notwithstanding the foregoing, the Administrator may allow a nonemployee director whose service on the Board begins during any Director Plan year to make a deferral election prior to, or within, 30 days after the commencement of such nonemployee director’s service on the Board with respect to compensation to be earned following the date on which such election is made. Elections to defer compensation under the Director Plan shall be made on a year-to-year basis.

Distributions under the Director Plan shall be made in a single distribution of shares of our Class A common stock at such time as elected by the participant when the deferral was made. At the time the deferral election is made, a nonemployee director may elect to receive such participant’s account upon the earlier to occur of: (i) the date of the participant’s death; (ii) the date the participant becomes Disabled (as defined in Section 409A(a)(2)(C) of the Internal Revenue Code); (iii) the date of the participant’s separation from service with the Company for any reason other than death; and (iv) a date specified by the participant, provided that the date is not less than five years following the end of the calendar year to which the deferral relates.

Notwithstanding any other provision of the Director Plan to the contrary, in the event of a separation from service during any Director Plan year, no compensation as yet unpaid with respect to such Director Plan year (or any future Director Plan year) may be deferred under the Director Plan.

Method of Deferral of Compensation.  Compensation deferred under the Director Plan shall be deferred in the form of units equal to the number of shares of our Class A common stock hypothetically purchased with deferred compensation. Compensation deferred under the Director Plan for any Director Plan year shall be recorded on the first day of the Director Plan year, subject to forfeiture as set forth in the Director Plan. The number of units to be recorded with respect to each amount of deferred compensation allocated to the account shall be equal to: (i) in the case of compensation that otherwise would have been paid in cash, the quotient obtained by dividing the amount of deferred cash by the fair market value of one share of our Class A common stock on the first day of the Director Plan year with respect to which the deferred compensation relates, and (ii) in the case of compensation that otherwise would have been paid in shares of stock, the number of shares of our Class A common stock that would have been issued to the participant during such Director Plan year absent deferral under the Director Plan. The Administrator’s determination of the value of a unit shall be binding on the Company and its successors, the participants and their beneficiaries.

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

Additional units shall be credited to a participant’s account as of each date on which cash dividends and/or special dividends and distributions are paid with respect to our Class A common stock (a “Dividend Date”), provided that at least one unit is credited to such participant’s account as of the record date for such dividend or distribution. The number of units to be credited to a participant’s account under the Director Plan as of any dividend date shall equal the quotient obtained by dividing: (i) the product of (a) the number of the units credited to such account on the record date for such dividend or distribution, and (b) the per share dividend (or distribution value) payable on such dividend date by (ii) the fair market value of a share of our Class A common stock as of such dividend date.

Once an election to defer compensation has become irrevocable, a participant may, with the prior consent of the Administrator, modify the time and form of payment of an amount previously deferred under the Director Plan, subject to the certain conditions set forth in the Director Plan.

Distribution of Deferred Compensation.  The Company shall pay to the participant (or the participant’s beneficiary or estate, as applicable) the non-forfeitable balance credited to such participant’s account in a single distribution of shares on the first date of the calendar month following the date or event specified for such distribution by the participant. Distributions shall be made in the form of shares of our Class A common stock.

Notwithstanding any other provision of the Director Plan to the contrary, the Administrator in its sole discretion may at any time authorize the distribution of shares of our Class A common stock of part or all of the participant’s account to such participant prior to the time such amount would otherwise be payable pursuant to the provisions of the Director Plan, in any case where the Administrator determines that the participant has proved an unforeseeable emergency, as defined under Section 409A(a)(2)(B)(ii) of the Internal Revenue Code.

Notwithstanding anything in the Director Plan to the contrary, each participant’s account shall be distributed in shares of our Class A common stock, immediately prior to a change in control, subject to the actual occurrence of the change in control, provided that the event constituting such change in control constitutes a change in the ownership or effective control of a corporation, or a change in the ownership of a substantial portion of the assets of a corporation, in either case, within the meaning of Section 409A of the Internal Revenue Code.

Notwithstanding anything in the Director Plan to the contrary, to the extent necessary to avoid the application of an accelerated or additional tax under Section 409A of the Internal Revenue Code, amounts that would otherwise be payable pursuant to the Director Plan during the six-month period immediately following the participant’s separation from service shall instead be paid on the first business day after the date that is six months following the participant’s separation from service (or upon the participant’s death, if earlier).

The Company intends the following with respect to this Director Plan: (i) that participants will not recognize gross income as a result of participation in the Director Plan unless and until and then only to the extent that distributions are received; (ii) that the Director Plan shall be an “unfunded” plan for purposes of the Employee Retirement Income Security Act of 1974, as amended; and (iii) the design and administration of the Director Plan should comply with the requirements of Section 409A of the Internal Revenue Code. Notwithstanding the foregoing, no nonemployee director, participant, former participant, beneficiary or any other person shall have any recourse against the Company, the Administrator or any of their affiliates, employees, agents, successors, assigns or other representatives if any of those conditions are determined not to be satisfied.

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

The right of any participant to receive future distributions under the Director Plan shall be an unsecured claim against the general assets of the Company

Termination and Amendment Of The Director Plan.  The Director Plan shall remain in effect until such time as it is terminated by the Company in accordance with the terms of the Director Plan and applicable law. No participant nor the Administrator shall have the power to terminate the Director Plan except as provided in Section 409A of the Internal Revenue Code. Upon termination of the Director Plan, all accounts shall be paid in shares of our Class A common stock to each participant or, if applicable, such participant’s beneficiary or estate. The Company shall use its commercially reasonable best efforts to comply with the provisions of Section 409A of the Internal Revenue Code with respect to termination of the Director Plan in order to ensure that amounts payable in connection with termination of the Director Plan shall not be subject to tax under Section 409A of the Internal Revenue Code. The Director Plan may be amended from time to time by the Administrator, provided that no amendment of the Director Plan shall have a material adverse effect on any participant’s account under the Director Plan without the prior written consent of such participant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock by the following persons as of March 2, 2012 (except as otherwise noted):

•	each of our named executive officers;
•	each of our directors;
•	all of our directors and executive officers as a group; and
•	each person or group of affiliated persons known to us to beneficially own more than 5% of our Class A common stock or Class B common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying options and warrants held by that person that are exercisable within 60 days of March 2, 2012 are considered to be outstanding. However, the numbers in the percent of combined voting power column do not give effect to any options or warrants held by the persons listed in the table. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The address for those individuals for which an address is not otherwise indicated is: c/o Pzena Investment Management, Inc., 120 West 45th Street, New York, New York 10036.

	Class A Shares Beneficially Owned(1)			Class B Shares Beneficially Owned(1)			Percent Combined Voting Power(1)
Name of Beneficial Owner	Number of Shares		Percent(2)	Number of Shares		Percent(3)
Richard S. Pzena	106		*	24,928,620	(4)(5)	45.8	43.9
Gregory S. Martin	—		—	70,438	(5)	*	*
John P. Goetz	—		—	6,351,755	(4)(5)	11.7	10.9
William L. Lipsey	—		—	5,737,910	(4)(5)	10.5	9.8
Antonio DeSpirito, III	600,862	(6)	5.6	1,315,540	(5)	2.4	1.7
Michael D. Peterson	350,000		3.3	2,263,096	(4)(5)	4.2	3.9
Steven M. Galbraith	58,444	(7)	*	—		—	*
Joel M. Greenblatt	57,444	(7)	*	247,708	(8)	*	*
Richard P. Meyerowich	57,444	(7)	*	—		—	*
Ronald W. Tysoe	51,572	(7)	*	—		—	*
All executive officers and directors as a group (10 persons)	1,173,088	(9)	10.7	40,915,067	(10)	73.8	70.7	(11)
A. Rama Krishna(12)	181,973		1.7	4,586,539		8.5	8.2
Sobie Investments LLC(12)	868,991		8.2	—		—	*
Cacti Asset Management, LLC(13) 6355 Peachtree Road, Suite 101 Atlanta, GA 30319	1,054,450		9.9	—		—	*

	Class A Shares Beneficially Owned(1)		Class B Shares Beneficially Owned(1)		Percent Combined Voting Power(1)
Name of Beneficial Owner	Number of Shares	Percent(2)	Number of Shares	Percent(3)
DePrince, Race & Zol1o, Inc.(14) 250 Park Avenue South, Suite 250 Winter Park, FL 32789	1,035,430	9.8	—	—	*
The Vanguard Group, Inc.(15) 100 Vanguard Boulevard Malvern, PA 19355	529,005	5.0	—	—	*
Penn Capital Management(16) Navy Yard Corporate Center Three Crescent Drive, Suite 400 Philadelphia, PA 19112	612,943	5.8	—	—	*
Punch & Associates Investment Management, Inc.(17) 3601 West 76th Street, Suite 225 Edina, Minnesota 55435	793,695	7.5	—	—	*

*	Less than 1%
(1)	Each share of our Class A common stock is entitled to one vote per share and each share of our Class B common stock is entitled to five votes per share, for so long as the number of shares of our Class B common stock outstanding constitutes at least 20% of the total number of shares of our common stock outstanding.
(2)	Based on 10,575,089 shares of Class A common stock outstanding as of March 2, 2012.
(3)	Based on 54,222,542 shares of Class B common stock outstanding as of March 2, 2012.
(4)	Includes the number of shares of our Class B common stock listed below that are directly held by certain trusts established for estate planning purposes by the named executive officers below. In the case of certain trusts established by Mr. Pzena, Mr. Pzena may be deemed to beneficially own the shares directly held by these trusts because he may be considered to share dispositive power over securities held by these trusts, along with their respective trustees, pursuant to the terms of the applicable trust agreements. With the exception of the trust for which Mr. Peterson is a trustee and which owns 210,000 shares of Class B common stock, each of the named executive officers listed below disclaims beneficial ownership of the number of shares of Class B common stock and the corresponding Class B Units (including the shares of Class A common stock underlying these Class B Units) held by the applicable trusts.

Named Executive Officer	Number of Shares of Class B Common Stock Held by Trust(s)
Richard S. Pzena	6,258,600
John P. Goetz	708,970
William L. Lipsey	1,271,420
Michael D. Peterson	420,000
(5)	Includes options to purchase the number of Class B units set forth below opposite the named executive officer:

Named Executive Officer	Options to Acquire Class B Units
Richard S. Pzena	200,000
Gregory S. Martin	40,000
John P. Goetz	200,000
William L. Lipsey	200,000
Antonio DeSpirito, III	418,301
Michael D. Peterson	159,869
(6)	Includes options to purchase 250,000 shares of Class A common stock which are currently exercisable.
(7)	Includes 34,984 shares of Phantom Stock (inclusive of additional Phantom Stock issued in connection with dividend payments made thereon), each share of which is the economic equivalent of one share of our Class A common stock. The shares of Phantom Stock become payable in a single distribution of an equal number of shares of Class A common stock at such time as elected by each non-employee director at the time such deferral was elected pursuant to Section 3.4 of the Director Plan.

(8)	Includes 82,200 shares of Class B common stock held directly by family members of Mr. Greenblatt. Mr. Greenblatt disclaims beneficial ownership of all shares of Class B common stock directly held by his family members.
(9)	Includes an aggregate of 139,936 shares of Phantom Stock, the terms of which are described in footnote (7) above. Also includes 250,000 shares of Class A common stock which are currently exercisable.
(10)	Includes options to purchase an aggregate of 1,218,170 membership units in our operating company that are currently exercisable and which, upon exercise, will entitled the holders to purchase the same number of shares of our Class B common stock. As indicated in the foregoing footnotes, also includes shares of Class B common stock held by estate planning vehicles and family members of the executive officers and directors as to which certain beneficial ownership is disclaimed.
(11)	Excludes an aggregate of 139,936 shares of Phantom Stock, the terms of which are described in footnote (7) above.
(12)	The number of Class A common stock owned is based on information provided by the Company’s transfer agent, American Stock Transfer & Trust Company, and is as of March 2, 2012.
(13)	The number of shares owned is based on information included in the Form 13G/A filed by Cacti Asset Management, LLC (“Cacti”), and its related persons and entities, with the SEC on January 6, 2012. According to the Form 13G/A, Cacti has sole dispositive power over 1,054,450 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 1,054,450 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.
(14)	The number of shares owned is based on information included in the Form 13G/A filed by DePrince, Race & Zollo, Inc. (“DePrince”), with the SEC on February 15, 2012. According to the Form 13G, DePrince has sole dispositive power over 1,035,430 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 1,035,430 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.
(15)	The number of shares owned is based on information included in the Form 13G filed by The Vanguard Group, Inc. (“Vanguard”), with the SEC on February 10, 2012. According to the Form 13G, Vanguard has sole dispositive power over 498,897 shares of our Class A common stock, shared dispositive power over 30,108 shares of our Class A common stock, sole voting power of over 30,108 shares of our Class A common stock and shared voting power over 498,897 shares of our Class A common stock.
(16)	The number of shares owned is based on information included in the Form 13G filed by Penn Capital Management (“Penn”), with the SEC on February 13, 2012. According to the Form 13G, Penn has sole dispositive power over 612,943 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 612,943 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.
(17)	The number of shares owned is based on information included in the Form 13G filed by Punch & Associates Investment Management, Inc. (“Punch & Associates”), with the SEC on February 9, 2012. According to the Form 13G, Punch & Associates has sole dispositive power over 793,695 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 672,149 shares of our Class A common stock and shared voting power over 121,546 shares of our Class A common stock.

Equity Compensation Plan Information

The table below sets forth certain information as of December 31, 2011, the last day of the fiscal year, for: (i) all equity compensation plans previously approved by our stockholders; and (ii) all equity compensation plans not previously approved by our stockholders.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders
Pzena Investment Management, LLC 2006 Equity Incentive Plan	4,109,477	$7.02	5,087,092	(1)(2)
Pzena Investment Management, Inc. 2007 Equity Incentive Plan	961,750	8.00	6,010,846	(3)
Pzena Investment Management, LLC Amended and Restated Bonus Plan	—	—	5,087,092	(1)(2)
Equity Compensation Plans Not Approved By Security Holders(4)	—	—	—
Total	5,071,227	7.19	11,097,938

(1)	Represents the total number of remaining securities, as of December 31, 2011, which may be collectively granted under the PIM LLC 2006 Equity Incentive Plan and the Bonus Plan.
(2)	Net of 917,427 Class B units of our operating company also outstanding under the PIM LLC 2006 Equity Incentive Plan and the Bonus Plan.
(3)	Net of 87,062 shares of Class A common stock also outstanding under the 2007 Equity Incentive Plan.
(4)	All equity compensation plans have been approved by security holders.

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

Administration.  The Compensation Committee of our Board of Directors administers the PIM LLC 2006 Equity Incentive Plan. The Compensation Committee may delegate its authority to grant awards under the PIM LLC 2006 Equity Incentive Plan in whole, or in part, as it determines, including to a subcommittee consisting solely of at least two non-employee directors within the meaning of Rule 16b-3 of the Exchange Act, and, to the extent required by Section 162(m) of the Internal Revenue Code, “outside directors” within the meaning thereof. The Compensation Committee determines who will receive awards under the PIM LLC 2006 Equity Incentive Plan, as well as the form of the awards, the number of units underlying the awards, and the terms and conditions of the awards, consistent with the terms of the PIM LLC 2006 Equity Incentive Plan. The Compensation Committee has full authority to interpret and administer the PIM LLC 2006 Equity Incentive Plan, which determinations will be final and binding on all parties concerned.

Units Subject to the PIM LLC 2006 Equity Incentive Plan.  The total number of Class B units that may be issued under the PIM LLC 2006 Equity Incentive Plan is 10,113,996, with 5,087,092 remaining at December 31, 2011, subject to adjustment upon the occurrence of certain events, as described below.

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

LTIP Units.  In the future, we may choose to amend the operating agreement of Pzena Investment Management, LLC to provide for a new class of membership interests that are designed to provide long term incentives to their recipients, or LTIP units, and that may, upon the occurrence of certain events, or the recipient’s achievement of certain goals, convert into Class B units. To the extent provided for, LTIP Units, whether or not vested, would entitle the participant to receive, currently, or on a deferred or contingent basis, distributions or distribution equivalent payments with respect to the number of Class B units corresponding to the LTIP unit, or other distributions from our operating company, and may be structured as “profits interests,” “capital interests” or other types of interests for federal income tax purposes. If provided for in the operating agreement of our operating company, the Compensation Committee may award LTIP units as free-standing awards, or in tandem with other awards under the PIM LLC 2006 Equity Incentive Plan. LTIP units would be subject to such conditions and restrictions as the Compensation Committee may determine, including, but not limited to, the conversion ratio, if any, for LTIP units. In addition, the Compensation Committee may provide that distributions in respect of LTIP units are deemed to be reinvested in additional Class B units or LTIP units.

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

Amendment and Termination.  We may amend or terminate the PIM LLC 2006 Equity Incentive Plan, but no amendment or termination will be made: (i) without the approval of our stockholders, if such action would, except as permitted in order to adjust the shares as described above under the section “— Adjustments Upon Certain Events,” increase the total number of shares reserved for the purposes of the PIM LLC 2006 Equity Incentive Plan, or increase the maximum number of shares that may be issued hereunder, or change the maximum number of shares for which awards may be granted to any participant; or (ii) without the consent of a participant, if such action would diminish any of the rights of the participant under any award theretofore granted to such participant under the PIM LLC 2006 Equity Incentive Plan; provided, however, that the Compensation Committee may amend the PIM LLC 2006 Equity Incentive Plan, and/or any outstanding awards, in such manner as it deems necessary to permit the PIM LLC 2006 Equity Incentive Plan, and/or any outstanding awards, to satisfy requirements of the Internal Revenue Code, or other applicable laws.

2007 Equity Incentive Plan

On October 24, 2007, we adopted the Pzena Investment Management, Inc. 2007 Equity Incentive Plan, or the 2007 Equity Incentive Plan, which was amended as of May 19, 2009, and which provides for the issuance of awards relating to our Class A common stock to directors, officers and other employees, consultants and advisers who are providing services to us and our subsidiaries.

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

At our 2009 Annual Meeting of Stockholders, our stockholders approved a proposal to increase the total number of shares available under the 2007 Equity Incentive Plan to 7,059,658 shares, with 6,010,846 remaining at December 31, 2011. Shares issued under our 2007 Equity Incentive Plan may be authorized but unissued shares, or treasury shares. If any shares subject to an award granted under our 2007 Equity Incentive Plan are forfeited, cancelled, exchanged or surrendered, or if an award terminates or expires without a distribution of shares, or if shares of stock are surrendered or withheld as payment of either the exercise price of an award and/or withholding taxes in respect of an award, those shares will again be available for awards under the plan. Upon the exercise of any award granted under our 2007 Equity Incentive Plan in tandem with any other award, the related award will be cancelled to the extent of the number of shares as to which the award is exercised, and such shares will not again be available for awards under the plan. In the event that the Compensation Committee determines that any corporate event, such as a dividend or other distribution, recapitalization, stock split, reorganization, merger, spin-off, or the like, affects our Class A common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of plan participants, then the Compensation Committee will make those adjustments as it deems necessary or appropriate to any or all of: (i) the number and kind of shares or other property that may thereafter be issued in connection with future awards; (ii) the number and kind of shares or other property that may be issued under outstanding awards; (iii) the exercise price or purchase price of any outstanding award; (iv) the performance goals applicable to outstanding awards; and (v) the individual share limitations applicable to awards granted under our 2007 Equity Incentive Plan.

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

Unless earlier terminated, our 2007 Equity Incentive Plan will expire on the tenth anniversary of its effective date. Our Board of Directors or the Compensation Committee may, at any time, amend, suspend or terminate our 2007 Equity Incentive Plan, in whole or in part. No amendment that requires stockholder approval in order for our 2007 Equity Incentive Plan to continue to comply with Section 162(m) of the Internal Revenue Code, or any other applicable law, will be effective unless the approval is obtained. The Compensation Committee may amend, suspend or terminate an outstanding award, in whole or in part. However, no amendment or termination of our 2007 Equity Incentive Plan, or amendment of any award, will affect adversely the rights of any participant who has an outstanding award under the plan without the participant’s consent.

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

Eligibility; Awards.  No later than the last day of a fiscal year, the Compensation Committee will designate, from among our employees and the members of Pzena Investment Management, LLC who provide personal services to us, those individuals eligible for a bonus award for such fiscal year, or an eligible individual, and will determine and specify for each eligible individual the amount of the bonus award that will be awarded to such eligible individual for such fiscal year. In designating the eligible individuals for a fiscal year and in determining the amount of the bonus awards to be granted, the Compensation Committee will generally take into account any subjective or objective factors that it may, in its sole discretion, deem relevant, including, without limitation, the performance of the eligible individual, the business unit to which the eligible individual provides services, or our firm as a whole. The Compensation Committee may designate as an eligible individual an employee of us, or a member of Pzena Investment Management, LLC who terminates his association with us during a fiscal year. Unless deferred under a provision of the Bonus Plan, a bonus award under the Bonus Plan will be paid to the participant in one lump sum in cash in the calendar year following the fiscal year in which it was earned, but no later than March 15th of such calendar year.

Mandatory Cash Deferral of Restricted Amounts.  Each eligible individual who is allocated a bonus award for a fiscal year, and whose cash compensation for such fiscal year (including such bonus award) exceeds $600,000, must defer a portion of their compensation, which we refer to as the restricted amount. The restricted amount is 25% of the amount of the eligible individual’s compensation for the fiscal year that exceeds $600,000; plus an additional 15% of the amount of the eligible individual’s compensation for the fiscal year that exceeds $1,200,000. Each eligible individual who is a member of Pzena Investment Management, LLC, and who is entitled to receive a restricted amount in any fiscal year, may elect to have the restricted amount credited to an account in his or her name, to receive the restricted amount in the form of restricted Phantom Class B units, or a combination thereof. Each eligible individual who is not a member of Pzena Investment Management, LLC, and who is entitled to receive a restricted amount in any fiscal year, will have the entire restricted amount credited to an account in his name.

Payment of Awards.  A participant will become vested in the portion of his account related to each bonus earned according to the following schedule: (i) 25% on the first anniversary; (ii) 50% on the second anniversary; (iii) 75% on the third anniversary; and (iv) 100% on the fourth anniversary; provided the participant continues in service with us. A participant will also become fully vested in his entire account, and the restriction period applicable to his restricted Phantom Class B units will lapse, if he dies while in service, his service is terminated by us without cause, or he voluntarily terminates his service with good reason. Additionally, a participant who voluntarily terminates his service with us and who has, as of the time of such termination, provided services to us for a continuous period of no less than ten years, will continue to vest in his entire account, and in any restricted phantom units for which the restriction period has not lapsed, provided that he does not, on or before an applicable vesting date, compete with us, solicit our employees or clients, or disclose our confidential information. A participant’s restricted Phantom Class B units will be settled within 30 days of vesting. Except as provided in this paragraph, the unvested portion of his account and any unvested restricted phantom membership units will be forfeited and/or cancelled upon termination of the participant’s employment.

In addition, in the sole discretion of the Compensation Committee, a participant may be entitled to distribution equivalents with respect to restricted Phantom Class B units, calculated as follows. On each date that a cash distribution is paid while the restricted phantom Class B are outstanding, a participant’s account will be credited with an amount of cash equal to the aggregate dollar amount of the cash distribution that would have been paid had the restricted Phantom Class B units been issued as Class B units. The distribution equivalents will be subject to the same terms and conditions applicable to the related restricted Phantom Class B units, including, without limitation, provisions related to vesting and payment. Alternatively, in lieu of the account credit described above, a participant’s account may, in the sole discretion of the Compensation Committee and to the extent the participant is credited with distribution equivalents, be credited with an additional number of restricted Phantom Class B units equal to the number of whole units (valued at fair market value on such date) that could be purchased on such date with the aggregate dollar amount of the cash distribution that would have been paid on the restricted Phantom Class B units had they been issued as Class B units. The additional restricted Phantom Class B units credited to a participant’s account will be subject to the same terms and conditions applicable to the restricted Phantom Class B units originally awarded to the participant, including, without limitation, for purposes of vesting and crediting of additional distribution equivalents.

Amendment and Termination of Plan.  The Compensation Committee may at any time amend, suspend, discontinue or terminate the Bonus Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Amended and Restated Operating Agreement of Pzena Investment Management, LLC

The operations of Pzena Investment Management, LLC, and the rights and obligations of its members, are set forth in the operating company’s amended and restated operating agreement, the material terms of which are described below.

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

Issuances and Transfers of Units; Voting and Economic Rights of Members

The operating company may issue Class A units and Class B units. Class A units may only be issued to us, as the sole managing member, and are non-transferable. Class B units may only be issued to persons or entities to which we agree to issue membership units in exchange for cash or other consideration, including the services of the operating company’s employees. Class B units may only be transferred to permitted transferees, subject to such conditions as we may specify. A holder of Class B units may not transfer any Class B units to any person unless he or she transfers an equal number of shares of our Class B common stock to the same transferee.

Holders of Class B units have no voting rights, except for the right to approve amendments to the amended and restated operating agreement that adversely affect the rights of the holders of Class B units, and to approve certain material corporate transactions. See “— Amendments” and “— Material Corporate Transactions,” below.

Each Class A unit and Class B unit entitles holders to the same economic rights. Net profits and net losses of the operating company are allocated, and distributions by the operating company are made, to members pro rata in accordance with the number of membership units they hold (whether or not vested). The operating company makes distributions to members for the purpose of funding their tax obligations in respect of the portion of the operating company’s taxable income that is allocated to them. Generally, these tax distributions will be computed based on our estimate of the net taxable income of the operating company allocable per membership unit multiplied by an assumed tax rate equal to the highest combined U.S. federal, state and local tax rate applicable to any member (taking into account the deductibility of state and local taxes for U.S. federal income tax purposes). However, our operating company may not make any distributions to its members if doing so would violate any agreement to which it is then a party, or any law then applicable to it, have the effect of rendering it insolvent, or result in it having net capital lower than that required by applicable law.

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

Exchange Rights

Pursuant to the amended and restated operating agreement, each vested Class B unit is exchangeable for a share of our Class A common stock, subject to the exchange timing and volume limitations described below. On February 17, 2009, the SEC declared effective our shelf registration statement on Form S-3, in which we registered 57,937,910 shares of our Class A common stock for issuance upon the exchange of an equivalent number of vested Class B units of the operating company. On January 27, 2012, the SEC declared effective a subsequent registration statement on Form S-3 which registers the resale of 40,114,701 shares of our Class A common stock by the selling stockholders named therein.

Initial Managing Principals.  Each year, in the period beginning on the first effective date of the Form S-3 registration statement described below under “— Resale and Registration Rights Agreement,” which we refer to as the shelf registration statement, and ending on the date of the termination of employment with us of an Initial Managing Principal, an Initial Managing Principal (currently each of Richard S. Pzena, John P. Goetz and William L. Lipsey), and his permitted transferees may collectively exchange up to the number of vested Class B units that equals 15% of all Class B units they collectively hold as of the first day of that year, in accordance with the timing restrictions described below under “— Resale and Registration Rights Agreement.” For the three-year period following the Initial Managing Principal’s termination, the Initial Managing Principal and his permitted transferees may not exchange any of their Class B units. Thereafter, they may exchange the remainder of their Class B units when they vest, subject to the same timing restrictions.

Other Employee Members.  Each year, in the period beginning on the first effective date of the shelf registration statement and ending on the date of termination of employment of an employee member other than our Initial Managing Principals, he or she and his or her permitted transferees, may collectively exchange up to the number of vested Class B units that equals 15% of all Class B units they collectively hold as of the first day of that year, in accordance with the timing restrictions described below under “— Resale and Registration Rights Agreement.” For the one-year period following the employee’s termination, the employee and his or her permitted transferees may not exchange any of their Class B units. Within the following six months, they may exchange vested Class B units so long as, except as may be agreed by us, the employee retains a number of vested Class B units equal to at least 25% of the number of vested Class B units collectively held by the employee and his or her permitted transferees on the date of the termination of employment with us, subject to the same timing restrictions. Thereafter, they may exchange the remainder of their Class B units when they vest, subject to the same timing restrictions.

Non-Employee Members.  As of October 30, 2011, the fourth anniversary of our initial public offering, the non-employee members of our operating company may exchange all of their vested Class B units, in accordance with the timing restrictions described below under “— Resale and Registration Rights Agreement.”

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

Restrictive Covenants

Non-Competition.  All employees who are members of the operating company have agreed not to compete with us during the term of their employment with us. In addition, each of the Initial Managing Principals has agreed not to compete with us for a period of three years following the termination of his employment. The other employee members, including our Executive Vice Presidents, have agreed not to compete with us for a period of up to six months following the termination of his or her employment, if the employee member and his or her permitted transferees collectively hold at that time more than 1% of all the Class B units outstanding and if he or she continues to receive compensation during this non-competition period.

Non-Solicitation.  The Initial Managing Principals have agreed not to solicit our clients or any other employees of Pzena Investment Management, LLC during the term of their employment and three years thereafter. Other employee members, including our Executive Vice Presidents, will be subject to similar non-solicitation provisions during the term of their employment and 18 months thereafter.

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
•	if an employee member (other than an Initial Managing Principal, but including our Executive Vice Presidents and Chief Financial Officer) breaches any of the non-competition or non-solicitation covenants described above, the employee member (and, to the extent of any Class B units transferred after our initial public offering, his or her permitted transferees) would forfeit all of his, her or their unvested Class B units, if any, and a number of vested Class B units that is equal to 25% of the number of vested Class B units collectively held by the employee member and his or her permitted transferees, in each case as of the earlier of the date of his or her breach or the termination of his or her employment.

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

Notwithstanding the foregoing, no amendment may

•	materially and adversely affect the rights of a Class B member in a manner that discriminates against that Class B member vis-à-vis other Class B members, or increase the capital contributions obligations of a Class B member, without the consent of the affected Class B member;
•	modify or amend the non-competition, non-solicitation, confidentiality, or vesting and forfeiture provisions in a manner that is adverse to an employee member without either the employee member’s consent, or the approval of two-thirds in interest of the Class B members, so long as each adversely affected employee member receives at least 60 days prior notice thereof; or
•	modify or amend any provision of the agreement requiring approval of any specified group or sub-group of Class B members without obtaining the approval of that specified group or sub-group.

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

On February 17, 2009, the SEC declared effective our shelf registration statement on Form S-3, in which we registered 57,937,910 shares of our Class A common stock, issuable upon the exchange of an equivalent number of Class B units of the operating company. On January 27, 2012, the SEC declared a subsequent registration statement on Form S-3 which registers the resale of 40,114,701 shares of our Class A common stock by the selling stockholders named therein.

As of October 30, 2011, the fourth anniversary of the consummation of our initial public offering, holders of Class B units are able to exchange their Class B units for shares of our Class A common stock, subject to the exchange timing and volume limitations described above, and will be permitted to sell their shares in any manner, but only at times determined by us, in our sole discretion. We shall provide for at least one exchange date in each twelve-month period, pursuant to which holders of Class A common stock issued upon exchange of vested Class B units can resell such shares of Class A common stock.

In response to certain SEC recommendations regarding our shelf registration statements, we amended our operating agreement during the first quarter of 2012 to remove certain default and other exchange provisions, as further described in the Amendment, dated as of March 5, 2012, to Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. as the Managing Member of Pzena Investment Management, LLC and those Class B members whose signatures are affixed thereto, filed as Exhibit 10.22 to this Annual Report.

We have agreed to indemnify the holders of Class B units against any losses or damages resulting from any untrue statement, or omission of material fact, in any registration statement or prospectus pursuant to which they may sell the shares of our Class A common stock that they receive upon exchange of their Class B units, unless such liability arose from the selling stockholder’s misstatement or omission, and the holders have agreed to indemnify us against all losses caused by their misstatements or omissions. We will pay certain expenses incident to our performance under the registration rights agreement, and the selling stockholders will pay certain other expenses, in addition to their respective portions of all underwriting discounts, commissions and transfer taxes relating to the sale of their shares of Class A common stock pursuant to the registration rights agreement.

Stockholders’ Agreement Among Class B Stockholders

On October 30, 2007, we entered into a stockholders’ agreement with each holder of Class B common stock outstanding on that date. The terms of this agreement also apply to shares of Class B common stock that have been or may be issued after such date to existing or new Class B members of the operating company. If applicable, any such new Class B common stockholders will become parties to this agreement.

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

Our operating company manages the personal funds of many of its employees, including certain of our executive officers, pursuant to investment management agreements in which it has waived its regular advisory fees. In addition, it manages the personal funds of some of its employees’ and certain of its executive officers’ family members at either waived or reduced advisory fee rates. In 2011, the aggregate value of the advisory fees that we either waived or reduced for executive officers and/or their family members was approximately $330,919, which includes investments via a private fund in which certain of our executive officers participate.

Related Person Transaction Policy

We have adopted a policy regarding the approval of any transaction, or series of transactions, in which we or any of our subsidiaries is a participant, the amount involved exceeds $120,000, and a “related person” (as defined under SEC rules) has a direct or indirect material interest. Under the policy, a related person must promptly disclose to our General Counsel any “related person transaction” (defined as any transaction that is required to be disclosed under Item 404(a) of Regulation S-K in which we were, or are to be, a participant, and the amount involved exceeds $120,000, and in which any related person had, or will have, a direct or indirect material interest) and all material facts about the transaction. The General Counsel will then assess and promptly communicate that information to the Audit Committee of our Board of Directors. Based on its consideration of all of the relevant facts and circumstances, the Audit Committee will decide whether or not to approve such transaction, and will generally approve only those transactions that do not create a conflict of interest. If we become aware of an existing related person transaction that has not been pre-approved under this policy, the transaction will be referred to the Audit Committee, which will evaluate all options available, including ratification, revision or termination of such transaction. Our policy requires any director who may be interested in a related person transaction to recuse himself or herself from any consideration of such related person transaction.

Director Independence

Although we qualify for the “controlled company” exemption from certain of the corporate governance rules of the NYSE, our corporate governance guidelines mandate that our Board shall be comprised of a majority of directors who qualify as independent directors under the corporate governance rules of the NYSE. In addition, pursuant to the charters of our Audit Committee, Compensation Committee, and Nominating and

Corporate Governance Committee, each director of these committees must be an independent director, as such term is defined in the corporate governance rules of the NYSE.

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

For the year ended December 31, 2011, the Board of Directors determined that Messrs. Galbraith, Greenblatt, Meyerowich and Tysoe are each “independent” for purposes of NYSE corporate governance rules. In 2011, based upon further consideration and examination of the applicable rules, our Board of Directors determined that Mr. Greenblatt was an “independent” director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed for professional services rendered to us by KPMG LLP during the year ended December 31, 2011 and by Ernst & Young LLP during the year ended December 31, 2010 were as follows:

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Audit Fees	$289	$581
Tax Fees	16	35
All Other Fees	—	53
Total	$305	$669

Audit fees for 2011 and 2010 were for professional services rendered for the audits of the consolidated financial statements of the Company and its subsidiaries, professional services rendered for quarterly reviews of the consolidated financial statements of the Company and its subsidiaries, and the audits of the Company’s affiliated funds.

Tax fees for 2011 and 2010 were for reviews of the Company’s tax returns

All other fees for 2010 related to other attestation services over the Company’s investment performance.

Aggregate fees for KPMG LLP professional services for the year ended December 31, 2011 and Ernst & Young LLP professional fees for the year ended December 31, 2010 were $0.5 million and $0.9 million, respectively. Aggregate fees for KPMG LLP professional services in 2011 also include audit fees for the audit of special purpose financial statements of the operating company and other fees related to other attestation services over the Company’s investment performance.

Pre-Approval Policy

The charter of our Audit Committee provides that the Audit Committee shall appoint our independent auditors and shall review and approve, in advance, our independent auditors’ annual engagement letter, including the proposed fees contained therein, as well as all audit and all permitted non-audit engagements and relationships between us and our independent auditors. The charter of the Audit Committee further provides that audit and permitted non-audit services may be approved in advance: (i) by the Audit Committee, or by one or more members of the Audit Committee designated by the Audit Committee; or (ii) based on policies and procedures adopted by the Audit Committee, provided that (a) the policies and procedures are detailed as to the particular service, (b) the Audit Committee is informed of each service on a timely basis, (c) such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management, and (d) such policies and procedures are disclosed in our annual reports. To date, the Audit Committee has not adopted any policies and procedures relating to the pre-approval of audit and permitted non-audit services.

Notwithstanding the foregoing requirement of the charter of the Audit Committee that audit and permitted non-audit services must be approved in advance, the charter of the Audit Committee provides that pre-approval is not necessary for minor non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total revenues paid by us to our auditors during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by us at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee. We refer to the foregoing as the “De Minimus Exception.” For 2011, 1.0% of total fees billed were approved pursuant to the De Minimus Exception. None of the services listed above for 2010 were approved pursuant to the De Minimus Exception.

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

Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K, and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov, as well as through the Company’s website at www.pzena.com.

Exhibit	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Pzena Investment Management, Inc., effective as of October 30, 2007(1)
3.2	Amended and Restated Bylaws of Pzena Investment Management, Inc., effective as of October 30, 2007(1)
4.1	Form of Pzena Investment Management, Inc. Class A Common Stock Certificate(2)
4.2	Form of Exchange Rights of Class B Members(2)
4.3	Resale and Registration Rights Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Holders named on the signature pages thereto(1)
4.4	Class B Stockholders’ Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Stockholders named on the signature pages thereto(1)
10.1	Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Members named on the signature pages thereto(1)

Exhibit	Description of Exhibit
10.2	Tax Receivable Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto(1)
10.3	Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan(1)
10.4	Pzena Investment Management, LLC Amended and Restated Bonus Plan, as amended, dated as of October 21, 2008(3)
10.5	Pzena Investment Management, Inc. 2007 Equity Incentive Plan, as amended, dated as of May 19, 2009(4)
10.6	Lease, dated as of February 4, 2003, between Magnolia Associates, Ltd. and Pzena Investment Management, LLC, and the amendments thereto dated as of March 31, 2005 and October 31, 2006(5)
10.7	Agreement of Sublease, dated November 4, 2011, between Pzena Investment Management, LLC together, as Sublessor and Perimeter Internetworking Corp, as Sublessee (filed herewith)
10.8	Executive Employment Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and Richard S. Pzena(1)
10.9	Executive Employment Agreement for John P. Goetz, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and John P. Goetz(1)
10.10	Amended and Restated Executive Employment Agreement for William L. Lipsey, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and William L. Lipsey(1)
10.11	Amendment to Amended and Restated Executive Employment Agreement for A. Rama Krishna, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and A. Rama Krishna, as amended, dated as of October 8, 2009(6)
10.12	Indemnification Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard S. Pzena(1)
10.13	Indemnification Agreement for Steven M. Galbraith, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Steven M. Galbraith(1)
10.14	Indemnification Agreement for Joel M. Greenblatt, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Joel M. Greenblatt(1)
10.15	Indemnification Agreement for Richard P. Meyerowich, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard P. Meyerowich(1)
10.16	Indemnification Agreement for Myron E. Ullman, III, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Myron E. Ullman, III(1)
10.17	Indemnification Agreement for Ronald W. Tysoe, dated as of December 11, 2008, by and among Pzena Investment Management, Inc. and Ronald W. Tysoe(7)
10.18	Indemnification Agreement for John P. Goetz, dated as of May 17, 2011, by and among Pzena Investment Management, Inc. and John P. Goetz (filed herewith)
10.19	Indemnification Agreement for William L. Lipsey, dated as of May 17, 2011, by and among Pzena Investment Management, Inc. and William L. Lipsey (filed herewith)
10.20	Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan, dated as of July 21, 2009(8)

Exhibit	Description of Exhibit
10.21	Amendment, effective March 24, 2010, to Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. as the Managing Member of Pzena Investment Management, LLC and those Class B members whose signatures are affixed thereto(9)
10.22	Amendment, dated as of March 5, 2012, to Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. as the Managing Member of Pzena Investment Management, LLC and those Class B members whose signatures are affixed thereto (filed herewith)
14.1	Code of Business Conduct and Ethics, effective as of October 25, 2007, amended as of January 16, 2009(10)
14.2	Code of Ethics for Senior Financial Officers(10)
21.1	List of Subsidiaries of Pzena Investment Management, Inc. (filed herewith)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith)
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 5, 2007 (SEC File No. 001-33761).
(2)	Previously filed as an exhibit to Amendment No. 4 of the Registration Statement on Form S-1 (No. 333-143660) of Pzena Investment Management, Inc., which was filed with the Securities and Exchange Commission on October 22, 2007.
(3)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2008 (SEC File No. 001-33761).
(4)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009 (SEC File No. 001-33761).
(5)	Previously filed as an exhibit to Amendment No. 1 of the Registration Statement on Form S-1 (No. 333-143660) of Pzena Investment Management, Inc., which was filed with the Securities and Exchange Commission on July 10, 2007.
(6)	Previously filed as an exhibit to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2010 (SEC File No. 001-33761).
(7)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008 (SEC File No. 001-33761).
(8)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (SEC File No. 001-33761).
(9)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010 (SEC File No. 001-33761).
(10)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009 (SEC File No. 001-33761).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pzena Investment Management, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2012

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

SIGNATURE	TITLE	DATE
/s/ Richard S. Pzena Richard S. Pzena	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 9, 2012
/s/ Gregory S. Martin Gregory S. Martin	Chief Financial Officer (principal financial and accounting officer)	March 9, 2012
/s/ John P. Goetz John P. Goetz	President, Co-Chief Investment Officer and Director	March 9, 2012
/s/ William L. Lipsey William L. Lipsey	President, Marketing and Client Services and Director	March 9, 2012
/s/ Steven M. Galbraith Steven M. Galbraith	Director	March 9, 2012
/s/ Joel M. Greenblatt Joel M. Greenblatt	Director	March 9, 2012
/s/ Richard P. Meyerowich Richard P. Meyerowich	Director	March 9, 2012
/s/ Ronald W. Tysoe Ronald W. Tysoe	Director	March 9, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pzena Investment Management, Inc.:

We have audited the accompanying consolidated statement of financial condition of Pzena Investment Management, Inc. (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pzena Investment Management, Inc. as of December 31, 2011, and the results of its operations and its cash flows of the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 14, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pzena Investment Management, Inc.:

We have audited Pzena Investment Management, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pzena Investment Management, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pzena Investment Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Pzena Investment Management, Inc. as of December 31, 2011, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended, and our report dated March 14, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 14, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Pzena Investment Management, Inc.

We have audited the accompanying consolidated statements of financial condition of Pzena Investment Management, Inc. (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pzena Investment Management, Inc. at December 31, 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
March 15, 2011

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	December 31, 2011	December 31, 2010
ASSETS
Cash and Cash Equivalents	$35,083	$16,381
Restricted Cash	1,030	1,420
Due from Broker	457	30
Advisory Fees Receivable	14,717	15,275
Investments, at Fair Value	4,919	3,323
Receivable from Related Parties	66	63
Other Receivables	54	210
Prepaid Expenses and Other Assets	688	914
Deferred Tax Asset, Net of Valuation Allowance of $61,050 and $59,431, respectively	8,835	8,834
Property and Equipment, Net of Accumulated Depreciation of $2,516 and $2,727, respectively	829	1,952
TOTAL ASSETS	$66,678	$48,402
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$6,062	$3,879
Liability to Selling and Converting Shareholders	11,218	9,287
Lease Liability	1,795	—
Deferred Compensation Liability	1,173	875
Other Liabilities	206	565
TOTAL LIABILITIES	20,454	14,606
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 10,575,089 and 9,367,659 Shares Issued and Outstanding in 2011 and 2010, respectively)	105	93
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 53,967,555 and 55,012,324 Shares Issued and Outstanding in 2011 and 2010, respectively)	—	—
Additional Paid-In Capital	12,000	10,836
Retained Earnings/(Accumulated Deficit)	1,832	(357)
Total Pzena Investment Management, Inc.’s Equity	13,937	10,572
Non-Controlling Interests	32,287	23,224
TOTAL EQUITY	46,224	33,796
TOTAL LIABILITIES AND EQUITY	$66,678	$48,402

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Year Ended December 31,
	2011	2010	2009
REVENUE	$83,045	$77,525	$63,039
EXPENSES
Compensation and Benefits Expense	34,565	29,548	24,991
General and Administrative Expense	10,626	8,007	8,261
TOTAL OPERATING EXPENSES	45,191	37,555	33,252
Operating Income	37,854	39,970	29,787
OTHER INCOME/(EXPENSE)
Interest Income	244	208	150
Dividend Income	161	128	330
Interest Expense	—	(232)	(1,485)
Net Realized and Unrealized Gain/(Loss) from Investments	(355)	395	6,179
Change in Liability to Selling and Converting Shareholders	(1,581)	(3,312)	(3,725)
Other Income	65	69	152
Total Other Income/(Expense)	(1,466)	(2,744)	1,601
Income Before Income Taxes	36,388	37,226	31,388
Income Tax Expense/(Benefit)	3,145	741	(1,307)
Net Income	33,243	36,485	32,695
Less: Net Income Attributable to Non-Controlling Interests	29,861	32,674	29,326
Net Income Attributable to Pzena Investment Management, Inc.	$3,382	$3,811	$3,369
Net Income for Basic Earnings per Share	$3,382	$3,811	$3,369
Basic Earnings per Share	$0.34	$0.41	$0.41
Basic Weighted Average Shares Outstanding	9,972,978	9,186,520	8,217,561
Net Income for Diluted Earnings per Share	$20,631	$22,419	$18,106
Diluted Earnings per Share	$0.32	$0.34	$0.28
Diluted Weighted Average Shares Outstanding(1)	65,095,797	64,985,753	64,853,824
Cash Dividends per Share of Class A Common Stock	$0.12	$0.24	$—

(1)	In December 2010, the Company issued restricted Class B units that have non-forfeitable dividend rights. Under the “two-class method,” these units were considered participating securities in 2011 and are required to be included in the computation of diluted earnings per share.

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non- Controlling Interests	Total
Balance at December 31, 2008	6,187,068	57,975,724	$61	$9,750	$(5,289)	$11,819	$16,341
Unit Conversion	2,445,973	(2,445,973)	25	107	—	(108)	24
Amortization of Non-Cash Compensation	—	51,274	—	337	—	2,218	2,555
Options Exercised	—	78,211	—	—	—	—	—
Net Income	—	—	—	—	3,369	29,326	32,695
Contributions from Non-Controlling Interests	—	—	—	—	—	322	322
Distributions to Non-Controlling Interests	—	—	—	(90)	—	(24,489)	(24,579)
Balance at December 31, 2009	8,633,041	55,659,236	$86	$10,104	$(1,920)	$19,088	$27,358
Unit and Option Grant	—	20,134	—	23	—	138	161
Unit Conversion	734,618	(734,618)	7	368	—	(318)	57
Directors’ Shares	—	—	—	40	—	240	280
Amortization of Non-Cash Compensation	—	67,572	—	371	—	2,242	2,613
Net Income	—	—	—	—	3,811	32,674	36,485
Contributions from Non-Controlling Interests	—	—	—	—	—	4,321	4,321
Distributions to Non-Controlling Interests	—	—	—	(70)	—	(31,455)	(31,525)
Effect of Deconsolidation of Affiliates	—	—	—	—	—	(3,706)	(3,706)
Class A Cash Dividends Declared and Paid ($0.24 per share)	—	—	—	—	(2,248)	—	(2,248)
Balance at December 31, 2010	9,367,659	55,012,324	$93	$10,836	$(357)	$23,224	$33,796
Unit Conversion	1,207,430	(1,207,430)	12	727	—	(662)	77
Retirement of Class B Units	—	(21,107)	—	(16)	—	(79)	(95)
Directors’ Shares	—	—	—	43	—	237	280
Amortization of Non-Cash Compensation	—	183,768	—	542	—	2,950	3,492
Net Income	—	—	—	—	3,382	29,861	33,243
Contributions from Non-Controlling Interests	—	—	—	—	—	450	450
Distributions to Non-Controlling Interests	—	—	—	(132)	—	(26,112)	(26,244)
Effect of Consolidation of Affiliates	—	—	—	—	—	2,418	2,418
Class A Cash Dividends Declared and Paid ($0.12 per share)	—	—	—	—	(1,193)	—	(1,193)
Balance at December 31, 2011	10,575,089	53,967,555	$105	$12,000	$1,832	$32,287	$46,224

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net Income	$33,243	$36,485	$32,695
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation	406	432	472
Loss from Disposal of Fixed Assets	874	—	—
Non-Cash Compensation	5,047	3,653	2,934
Director Share Grant	280	280	280
Net Realized and Unrealized (Gain)/Loss from Investments	355	(395)	(6,179)
Lease Liability	1,863	—	—
Change in Liability to Selling and Converting Shareholders	1,581	3,312	3,725
Deferred Income Taxes	472	(1,914)	(3,377)
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	558	(1,897)	228
Due from Broker	(25)	86	(212)
Restricted Cash	390	(13)	(1,407)
Prepaid Expenses and Other Assets	389	(554)	188
Due to Broker	(6)	(731)	852
Accounts Payable, Accrued Expenses, and Other Liabilities	606	(118)	(1,430)
Tax Receivable Agreement Payments	(84)	—	—
Change in Lease Liability	(68)	—	—
Purchases of Investments(1)	(40,688)	(3,895)	(12,199)
Proceeds from Sale of Investments	40,945	7,360	13,401
Net Cash Provided by Operating Activities	46,138	42,091	29,971
INVESTING ACTIVITIES
Purchases of Investments in Deferred Compensation Plan(1)	(1,471)	(2,042)	—
Proceeds from Investments in Deferred Compensation Plan(1)	1,229	—	—
Receivable from Related Parties	(3)	44	26
Purchase of Property and Equipment	(157)	(70)	(49)
Net Cash Used In Investing Activities	(402)	(2,068)	(23)
FINANCING ACTIVITIES
Distributions to Non-Controlling Interests	(26,244)	(31,525)	(13,540)
Contributions from Non-Controlling Interests	450	4,321	322
Retirement of Class B Units	(95)	(2)	—
Term Loan and Senior Subordinated Notes Repayment	—	(10,000)	(28,000)
Dividends	(1,193)	(2,248)	—
Net Cash Used in Financing Activities	(27,082)	(39,454)	(41,218)
NET CHANGE IN CASH	$18,654	$569	$(11,270)
CASH AND CASH EQUIVALENTS — Beginning of Period	$16,381	$15,908	$27,421
Effect of Consolidation/(Deconsolidation) of Affiliates	48	(96)	(243)
Net Change in Cash	18,654	569	(11,270)
CASH AND CASH EQUIVALENTS — End of Period	$35,083	$16,381	$15,908
Supplementary Cash Flow Information:
In-Kind Distribution to Non-Controlling Interests of Equity Securities, at Fair Value	$—	$—	$8,196
Interest Paid	$—	$232	$1,446
Income Taxes Paid	$2,877	$2,596	$1,867

(1)	2010 numbers were reclassified to conform with 2011 presentation.

See accompanying notes to consolidated financial statements.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements

Note 1 — Organization

Pzena Investment Management, Inc. (the “Company”) functions as the sole managing member of its operating company, Pzena Investment Management, LLC (the “operating company”). As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.

Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of December 31, 2011, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following entities as of December 31, 2011:

Legal Entity	Type of Entity (Date of Formation)	Operating Company’s Ownership at December 31, 2011
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	0.0%
Pzena International Value Service	Delaware Limited Liability Company (12/22/2003)	0.0%

Note 2 — Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations. The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest, which includes the Pzena Investment Management Special Situations, LLC, and the Pzena Investment Management, Pty. The Company also consolidates variable-interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary, which includes the Pzena Large Cap Value Fund and the Pzena International Value Service. These majority-owned subsidiaries in which the Company has a controlling financial interest and the VIEs where the Company is deemed to be the primary beneficiary are collectively referred to as “consolidated subsidiaries.” As required by the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company also consolidates or consolidated non-variable-interest entities in which it acts or acted as the general partner or managing member. All of these entities represent or represented private investment partnerships over which the Company exercises or exercised control. Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company. All significant inter-company transactions and balances have been eliminated.

The operating company is the managing member of the Europe, Australasia, and Far East (“EAFE”) Value Service (legally known as Pzena International Value Service), a limited liability company. Through December 31, 2009, the Company held investments in this entity to satisfy its obligations under its deferred compensation program and certain of the operating company's executive committee members also held personal investments. As required by the Consolidation of Partnerships and Similiar Entities Subtopic of the FASB ASC, this entity's results of operations and financial position were consolidated. Effective December 31, 2009, the Company and the operating company's executive committee members redeemed their investments in this entity. Since the remaining holders of the equity investments in the partnership subsequent to these

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2 — Significant Accounting Policies (Continued)

transactions lacked a controlling financial interest, this entity was deemed a VIE, and the Company did not consider itself its primary beneficiary. Correspondingly, the Pzena EAFE Value was deconsolidated effective December 31 2009. As of February 1, 2011, as a result of a shift in the equity ownership of the entity on that date, the operating company was considered the primary beneficiary of this entity. As a result, the entity was consolidated as of February 1, 2011. At December 31, 2011, EAFE Value Service’s $1.5 million in net assets were included in the Company’s consolidated statements of financial condition.

The Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company. A majority of the trustees do not hold equity investments in this trust. Since the holders of the equity investments in this partnership lack a controlling financial interest in it, this entity is deemed to be a VIE. The Company is considered the primary beneficiary of this VIE. At December 31, 2011, the Pzena Large Cap Value Fund’s $0.8 million in net assets were included in the Company’s consolidated statements of financial condition.

The Pzena Global Value Service was a limited liability company in which the Company held investments to satisfy its obligations under its deferred compensation program and certain of the operating company’s executive committee members held personal investments. As required by the Consolidation of Partnerships and Similar Entities Subtopic of the FASB ASC, this entity’s results of operations and financial position were consolidated. Effective December 31, 2009, the Company and the operating company’s executive committee members redeemed their investments in this entity. Since the remaining holders of the equity investments in the partnership subsequent to these transactions lacked a controlling financial interest, this entity was deemed a VIE, and the Company did not consider itself its primary beneficiary. Correspondingly, the Pzena Global Value Service was deconsolidated effective December 31, 2009. In 2010, the Company determined that, because of the definitions of related party transactions in the Related Party Disclosures Topic of the FASB ASC, the operating company was the primary beneficiary of the Pzena Global Value Service during the year ended December 31, 2010. Had the Company consolidated the entity, there would not have been an impact to the consolidated financial statements as a whole. During the year ended December 31, 2010, the remaining assets of the Pzena Global Value Service were redeemed and the entity was liquidated.

During the three months ended June 30, 2010, the Company redeemed its investments in the Pzena Large Cap Value Fund, the Pzena Emerging Markets Focused Value Service, and the Pzena Emerging Market Countries Value Service. The operating company maintained its controlling financial interest in each of these entities, since it continued to serve as the managing member of each of these entities. Correspondingly, these entities were deemed VIEs. After the Company redeemed its interests in these entities, certain members of the operating company’s executive committee became majority holders of the equity interests in the partnerships, and, therefore, the Company continued to be considered the primary beneficiary of these entities. As such, the results of operations and financial position of these entities continued to be consolidated by the Company at June 30, 2010, in accordance with the Consolidation Topic of the FASB ASC.

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

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2 — Significant Accounting Policies (Continued)

VIEs that are not consolidated continue to receive investment management services from the Company, and are vehicles through which the Company offers its Global Value and/or EAFE Value strategies. The total net assets of these VIEs was approximately $219.2 million and $515.6 million at December 31, 2011 and December 31, 2010, respectively. Neither the Company nor the operating company were exposed to losses as a result of its involvement with these entities because they had no direct investment in them.

The Company records in its own equity its pro-rata share of transactions that impact the operating company’s net equity, including unit and option issuances and any potential adjustments to accumulated other comprehensive income. The operating company’s pro-rata share of such transactions are recorded as adjustments to additional paid-in capital or non-controlling interests, as applicable, on the consolidated statements of financial position.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided. Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms. Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the assets under management. Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark. The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned. In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years. Performance fees are generally payable annually. Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved. For the years ended December 31, 2011 and 2010, the Company recognized approximately $3.8 million and $0.5 million, respectively, in performance fee income. The Company recognized no such performance fee income for the year ended December 31, 2009.

Earnings per Share:

Basic earnings per share is computed by dividing the Company’s net income attributable to its common stockholders by the weighted average number of shares outstanding during the reporting period. For the years ended December 31, 2011, 2010, and 2009, the Company’s basic earnings per share was determined as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands, except share and per-share amounts)
Net Income for Basic Earnings per Share	$3,382	$3,811	$3,369
Basic Weighted Average Shares Outstanding	9,972,978	9,186,520	8,217,561
Basic Earnings per Share	$0.34	$0.41	$0.41

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2 — Significant Accounting Policies (Continued)

Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding operating company membership units, operating company phantom units, outstanding operating company unit options and options to purchase Class A common stock, to the extent they would have a dilutive effect on net income per share for the reporting period. The calculation of diluted earnings per share is also adjusted to reflect the impact of the operating company’s unvested restricted Class B units, which have nonforfeitable rights to dividends and are considered participating securities. Net income for diluted earnings per share generally assumes all outstanding operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate, exclusive of one-time charges and adjustments associated with both the valuation allowance and the liability to selling and converting shareholders.

For the years ended December 31, 2011, 2010, and 2009, the Company’s diluted net income was determined as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$30,188	$32,445	$25,786
Less: Assumed Corporate Income Taxes	12,939	13,837	11,049
Assumed After-Tax Income of Pzena Investment Management, LLC	$17,249	$18,608	$14,737
Assumed After-Tax Income of Pzena Investment Management, LLC	$17,249	$18,608	$14,737
Net Income of Pzena Investment Management, Inc.	3,382	3,811	3,369
Diluted Net Income	$20,631	$22,419	$18,106

Under the two-class method, earnings per share is calculated by dividing net income for diluted earnings per share by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of any potential common shares outstanding during the period using the more dilutive of the treasury method or two-class method. The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared and undistributed earnings for the period. The Company’s net income for diluted earnings per share is reduced by the amount allocated to participating restricted Class B units for purposes of calculating earnings per share. Dividends paid per share on the operating company’s unvested restricted Class B units are equal to the dividends paid per Company Class A common stock.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2 — Significant Accounting Policies (Continued)

For the years ended December 31, 2011, 2010, and 2009, the Company’s diluted earnings per share were determined as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands, except share and per-share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$20,597	$22,419	$18,106
Participating Class B Restricted Units	34	—	—
Total Diluted Net Income Attributable to Shareholders	$20,631	$22,419	$18,106
Basic Weighted Average Shares Outstanding	9,972,978	9,186,520	8,217,561
Dilutive Effect of Operating Company B Units	54,418,301	55,113,358	56,006,730
Dilutive Effect of Options	571,439	658,407	572,288
Dilutive Effect of Phantom Units	25,564	27,468	57,245
Diluted Weighted Average Common Shares Outstanding	64,988,282	64,985,753	64,853,824
Add: Participating Class B Restricted Units	107,515	—	—
Total Diluted Weighted Average Shares Outstanding	65,095,797	64,985,753	64,853,824
Diluted Earnings per Share	$0.32	$0.34	$0.28

For the years ended December 31, 2011, 2010, and 2009, the following options to purchase operating company membership units and options to purchase shares of Class A common stock were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for the respective periods:

	For the Year Ended December 31,
	2011	2010	2009
Options to Purchase Operating Company Units	2,079,646	1,655,226	1,620,606
Options to Purchase Shares of Class A Common Stock	961,750	961,750	961,750
Total	3,041,396	2,616,976	2,582,356

Cash and Cash Equivalents:

At December 31, 2011 and 2010, cash and cash equivalents was $35.1 million and $16.4 million, respectively. The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposit and other accounts whose balances, at times, exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations. Dividends associated with the investments of the Company’s consolidated subsidiaries are recorded as dividend income on an ex-dividend basis in the consolidated statement of operations.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2 — Significant Accounting Policies (Continued)

Restricted Cash:

The Company maintained compensating balances of $1.0 million and $1.4 million at December 31, 2011 and 2010, respectively, as collateral for a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its New York office space. Such amounts are recorded in restricted cash in the consolidated statements of financial condition.

Due from Broker:

Due from Broker consists primarily of cash balances and amounts receivable for unsettled securities transactions held at the clearing brokers of the Company’s consolidated subsidiaries.

Investments, at Fair Value:

Investments, at Fair Value represents the securities held by the Company and its consolidated subsidiaries, as well as investments in mutual funds. The Company’s investments in third-party mutual funds are held to satisfy the Company’s obligations under its deferred compensation program.

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

The Company’s fair value measurements relate to its consolidated investments in equity securities, which are exchange-traded securities with quoted prices in active markets, and its investments in mutual funds. The fair value measurements of the equity securities and mutual funds have been classified as Level 1.

The following table presents these instruments’ fair value at December 31, 2011:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$2,285	$—	$—
Investments in Mutual Funds	2,634	—	—
Total Fair Value	$4,919	$—	$—

The following table presents these instruments’ fair value at December 31, 2010:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$842	$—	$—
Investments in Mutual Funds	2,481	—	—
Total Fair Value	$3,323	$—	$—

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2 — Significant Accounting Policies (Continued)

Securities Valuation:

Investments in equity securities for which market quotations are available are valued at the last reported price or closing price on the primary market or exchange on which they trade. If no reported equity sales occurred on the valuation date, equity investments are valued at the bid price. Investments in mutual funds are valued at the closing net asset value per share of the fund on the day of valuation. Transactions are recorded on a trade date basis.

The net realized gain or loss on sales of securities and mutual funds is determined on a specific identification basis and is included in net realized and unrealized gain/(loss) from investments in the consolidated statements of operations.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from brokers, and advisory fees receivable. The Company maintains its cash and cash equivalents in bank deposits and other accounts whose balances, at times, exceed federally insured limits.

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions. For the years ended December 31, 2011, 2010, and 2009, approximately 7.7%, 9.8%, and 11.1%, respectively, of the Company’s advisory fees were generated from an advisory agreement with one client. At December 31, 2011 and 2010, no allowance for doubtful accounts has been deemed necessary.

Financial Instruments:

The operating company entered into an interest rate swap agreement to manage its exposure to changes in interest rates associated with the Credit Agreement discussed in Note 7, Debt. This interest rate swap was subsequently unwound in conjunction with the termination of the Credit Agreement in September 2009. The Company classified its swap agreement as a trading derivative. The Company recorded changes to the swap’s fair value as a component of other income/(expense). For the year ended December 31, 2009, the Company recognized approximately $0.1 million in other income associated with these adjustments. The Company entered into no such interest rate swaps in 2011 and 2010.

The following table summarizes the impact of the Company’s derivative financial instruments on its results of operations for the year ended December 31, 2009:

Derivatives Not Accounted For As Hedging Instruments Under the Derivatives and Hedging Topic of the FASB ASC	Statement of Operations Account	Amount of Income Recognized In Income on Derivative
		2009
		(in thousands)
Interest Rate Contracts	Other Income	$88
Total		$88

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

Note 2 — Significant Accounting Policies (Continued)

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

The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized. At December 31, 2011, the Company had a $61.1 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock. At December 31, 2010, the Company had a $59.4 million valuation allowance against these deferred tax assets. The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

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

The functional currency of the Company is the United States Dollar. The functional currency of the Company’s representative office in Australia is the Australian Dollar. Assets and liabilities of this office are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. Any resulting

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2 — Significant Accounting Policies (Continued)

unrealized cumulative translation adjustment is recorded net of taxes as a component of accumulated other comprehensive income in equity. As of December 31, 2011, the Company did not record any accumulated other comprehensive income.

Note 3 — Property and Equipment

Property and equipment, net, is comprised of the following:

	As of December 31,
	2011	2010
	(in thousands)
Leasehold Improvements	$1,100	$2,145
Computer Hardware	972	887
Furniture and Fixtures	788	1,164
Office Equipment	271	271
Computer Software	214	212
Total	3,345	4,679
Less: Accumulated Depreciation and Amortization	(2,516)	(2,727)
Total	$829	$1,952

Depreciation is included in general and administrative expense and totaled $0.4 million, $0.4 million, and $0.5 million, for the years ended December 31, 2011, 2010, and 2009, respectively. During the year ended December 31, 2011, the Company entered into a noncancelable sublease agreement for certain excess office space associated with its operating lease agreement, discussed further in Note 5, Commitments and Contingencies. For the year ended December 31, 2011, the Company recognized a $0.9 million loss on disposal of fixed assets associated with this sublease, which is included in general and administrative expense. No such losses were recognized for the years ended December 31, 2010 and 2009.

Note 4 — Related Party Transactions

For the years ended December 31, 2011, 2010, and 2009, the Company earned $2.6 million, $4.2 million, and $3.9 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company. The Company is not the primary beneficiary of these VIEs.

At both December 31, 2011 and 2010, the Company had less than $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in Receivable From Related Parties on the consolidated statements of financial condition. The Company is the sponsor and investment manager of this entity. This entity is included in the previously mentioned unconsolidated VIEs, of which the Company is not considered the primary beneficiary.

At December 31, 2011 and 2010, receivables from related parties included less than $0.1 million of loans to employees. In addition, the Company has, in the past, issued loans to employees that were in the form of forgivable promissory notes, which were amortized through compensation expense pursuant to their terms. For the years ended December 31, 2010 and 2009, less than $0.1 million of such amortization was recognized through compensation and benefits expense. As of December 31, 2011, all such forgiveable promissory notes had been fully amortized. The Company did not have any forgivable promissory notes outstanding December 31, 2011 and 2010.

The operating company manages the personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its two Executive Vice Presidents, pursuant to investment management agreements in which it has waived its regular advisory fees. The operating company also manages an account beneficially owned by a private fund in which certain of the Company’s executive officers invest. Investments

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4 — Related Party Transactions (Continued)

by employees in individual accounts are permitted only at the discretion of the executive committee of the Company, but are generally not subject to the same minimum investment levels that are required of outside investors. In addition, the operating company manages the personal funds of some of its employees’ family members at reduced advisory fee rates. The aggregate value of the fees that the Company waived related to the Company’s executive officers and other employees was approximately $0.4 million and $0.3 million in 2011 and 2010, respectively.

On October 28, 2008, the operating company issued an aggregate of $16.0 million principal amount of senior subordinated notes to entities established by Richard S. Pzena, the Company’s Chief Executive Officer, for the benefit of certain of his family members, an entity controlled by a Company Director, and a former employee. The Notes were repaid in full during the year ended December 31, 2010.

Note 5 — Commitments and Contingencies

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

The Company leases office space under a non-cancelable operating lease agreement which expires on October 31, 2015. The Company reflects minimum lease expense for its headquarters on a straight-line basis over the lease term. During the year ended December 31, 2011, the Company entered into a noncancelable sublease agreement for certain excess office space associated with its operating lease agreement. The noncancelable sublease agreement also expires on October 31, 2015. During the year ended December 31, 2011, a $1.6 million loss was recognized in general and administrative expense for the aggregate excess of the future costs expected to be incurred over the anticipated sublease income associated with this operating sublease. No such losses were recognized for the years ended December 31, 2010 and 2009.

Lease expense for the years ended December 31, 2011, 2010, and 2009 were each $2.0 million, respectively, and are included in general and administrative expense. Sublease income for the year ended December 31, 2011 was $0.1 million. No sublease income was recognized for the years ended December 31, 2010 and 2009. Future minimum lease payments are as follows:

Year Ending December 31,	Minimum Payments(1)
(in thousands)
2012	$2,099
2013	2,099
2014	2,099
2015	1,748
2016	—
Total	$8,045

(1)	Amounts have not been reduced by future minimum sublease payments of $1.3 million due under noncancelable sublease agreements.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6 — Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash Compensation and Other Benefits	$29,518	$25,895	$22,057
Non-Cash Compensation	5,047	3,653	2,934
Total Compensation and Benefits Expense	$34,565	$29,548	$24,991

For the year ended December 31, 2011, the operating company granted 458,194 options to purchase units in the operating company pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”). For the years ended December 31, 2010 and 2009, the operating company granted 42,411 and 665,750, respectively, options to purchase units in the operating company pursuant to the 2006 Equity Incentive Plan. For the year ended December 31, 2009, the Company granted 961,750 options to purchase shares of Class A common stock pursuant to the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (the “2007 Equity Incentive Plan”). All of these options have varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit at the time of award issuance. The Company determined that the total grant-date fair values of the options awarded in 2011, 2010, and 2009, were $0.5 million, $0.1 million, and $5.4 million, respectively, using the Black-Scholes option pricing model. For each of the years ended December 31, 2011, 2010, and 2009, the Company recognized approximately $2.1 million in compensation and benefits expense associated with the amortization of all unvested options to acquire operating company Class B units under the 2006 Equity Incentive Plan, and options to acquire Class A common stock issued under the 2007 Equity Incentive Plan.

For the years ended December 31, 2011, 2010, and 2009, the operating company granted 120,212, 183,920, and 30,000, respectively, restricted operating company Class B units, and the related shares of Class B common stock, pursuant to the 2006 Equity Incentive Plan. These unit grants have varying vesting schedules and were issued at prices equal to the assessed fair market value per unit at the time of award issuance. The total grant-date fair value of the units awarded for the year ended December 31, 2011, 2010, and 2009 were $0.6 million, $1.4 million, and $0.1 million, respectively. The amortization of all restricted operating company Class B units was $0.8 million, $0.3 million, and $0.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

For the year ended December 31, 2011, the Company awarded $1.0 million in delayed-vesting cash awards. These delayed-vesting cash awards have varying vesting schedules, with $0.6 million to be paid in 2012 and the remaining $0.4 million to be paid in 2013. For the year ended December 31, 2010, the Company awarded $0.5 million in delayed-vesting cash awards, of which $0.3 million was paid during 2011, with the remaining $0.2 million to be paid in 2012.

Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred. Amounts deferred may be credited to an investment account, take the form of phantom Class B units, or be invested in money market funds at the employee’s discretion, and vest ratably over four years. At December 31, 2011, 2010, and 2009 approximately $2.2 million, $2.2 million and $1.6 million, respectively, in such compensation was deferred. As of December 31, 2011 and 2010, the liability associated with deferred compensation investment accounts was approximately $1.2 million and $0.9 million, respectively, which is recorded in the deferred compensation liability on the consolidated statements of financial condition. For the years ended December 31, 2011, 2010, and 2009, the Company recognized approximately $2.1 million, $1.3 million, and $0.7 million, respectively, in compensation and benefits expense associated with the amortization of all deferred compensation awards associated with the Bonus Plan.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6 — Compensation and Benefits (Continued)

As of December 31, 2011 and 2010, the Company had approximately $2.1 million and $4.5 million, respectively, in unrecorded compensation expense related to unvested operating company phantom Class B units issued pursuant to its deferred compensation plan, operating company Class B unit and option grants issued under the 2006 Equity Incentive Plan, and Class A common stock option grants issued under the 2007 Equity Incentive Plan. The Company anticipates that the amortization of these amounts will be approximately $1.3 million in 2012, $0.7 million in 2013, and $0.1 million in 2014.

In 2011, the Company recognized approximately $2.2 million in charges related to certain employee departures.

Note 7 — Debt

During the year ended December 31, 2009, the Company repaid the remaining $22.0 million of the principal amount outstanding under its term loan, and terminated the related Credit Agreement. Prior to the full repayment of the term loan, the Company made an amortization payment on the term loan using the proceeds from the issuance by the operating company of an aggregate of $16.0 million principal amount of Senior Subordinated Notes (the “Notes”), described above in Note 4, Related Party Transactions. The Notes were repaid in full during the year ended December 31, 2010.

Note 8 — Interest Rate Swap

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

The Company classified its swap agreement as a trading derivative. The Company recorded changes to the swap’s fair value as a component of other income/(expense). For the year ended December 31, 2009, the Company recognized approximately $0.1 million in other income associated with these adjustments.

Concurrent with the reductions in the principal amount outstanding under the Credit Agreement in 2009, the Company reduced the notional amount of its interest rate swap. The amounts paid to the counterparty in exchange for these reductions were approximately $0.5 million during the year ended December 31, 2009. The Company entered into no such interest rate swaps in 2011 and 2010.

Note 9 — Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. Neither it nor the Company’s other consolidated subsidiaries have made a provision for federal or state income taxes because it is the individual responsibility of each of these entities’ members (including the Company) to separately report their proportionate share of the respective entity’s taxable income or loss. The operating company has made a provision for New York City UBT. The Company, as a “C” corporation under the Internal Revenue Code, is liable for federal, state and local taxes on the income derived from its economic interest in its operating company, which is net of UBT. Correspondingly, in its consolidated financial statements, the Company reports both the operating company’s provision for UBT, as well as its provision for federal, state and local corporate taxes.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9 — Income Taxes (Continued)

The components of the income tax expense/(benefit) are as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current Provision:
Unincorporated Business Taxes	$2,736	$2,655	$2,070
Local Corporate Tax	—	—	—
State Corporate Tax	—	—	—
Federal Corporate Tax	(63)	—	—
Total Current Provision	$2,673	$2,655	$2,070
Deferred Provision:
Unincorporated Business Taxes	$(119)	$(224)	$(221)
Local Corporate Tax	264	245	177
State Corporate Tax	464	467	339
Federal Corporate Tax	1,658	1,605	1,164
Total Deferred Provision	$2,267	$2,093	$1,459
Change in Valuation Allowance	(1,795)	(4,007)	(4,836)
Total Income Tax Expense/(Benefit)	$3,145	$741	$(1,307)

Differences between the provision for income taxes reported for financial reporting purposes, and that computed based upon the application of the statutory U.S. Federal, state, and local tax rates to the reported income/(loss) before income taxes for the years ended December 31, 2011, 2010, and 2009, were as follows (2010 and 2009 figures have been reclassified to conform with 2011 presentation):

	For the Year Ended December 31,
	2011		2010		2009
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(in thousands)		(in thousands)		(in thousands)
Federal Corporate Tax	$12,372	34.0%	$12,657	34.0%	$10,672	34.0%
State and Local Corporate Tax, net of Federal Benefit	3,220	8.9%	3,295	8.9%	2,778	8.9%
Unincorporated Business Tax	1,496	4.1%	1,389	3.7%	1,057	3.4%
Non-Controlling Interests	(12,795)	(35.2)%	(14,001)	(37.6)%	(12,566)	(40.0)%
Increase/(Decrease) in Liability to Selling and Converting Shareholders	538	1.5%	1,126	3.0%	1,267	4.0%
Deferred Income Tax Valuation Allowance	(1,795)	(4.9)%	(4,007)	(10.8)%	(4,836)	(15.4)%
Other	109	0.2%	282	0.8%	321	0.9%
Income Tax Expense/(Benefit)	$3,145	8.6%	$741	2.0%	$(1,307)	(4.2)%

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9 — Income Taxes (Continued)

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements. It is the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in total Income Tax Expense/(Benefit) on the consolidated statement of operations. For the years ended December 31, 2011, 2010, and 2009, no such expenses were recognized. As of December 31, 2011 and 2010, no such accruals were recorded.

The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2008. All tax years subsequent to, and including, 2008 are considered open and subject to examination by tax authorities.

The acquisition of the operating company Class B units, noted below, has allowed the Company to make an election under Section 754 of the Internal Revenue Code (“Section 754”) to step up its tax basis in the net assets acquired. This step up is deductible for tax purposes over a 15-year period. Based on the net proceeds of the initial public offering and tax basis of the operating company, this election gave rise to an initial deferred tax asset of approximately $68.7 million.

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

As discussed further in Note 13, Shareholders’ Equity, below, on September 15, 2011, March 28, 2011, and March 31, 2010, certain of the operating company’s members exchanged an aggregate of 670,902, 536,528 and 734,618, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock. Similarly, on March 3, 2009, 2,445,973 Class B units were exchanged for an equivalent number of shares of Company Class A common stock. The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754. Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $1.5 million deferred tax asset and a corresponding $1.3 million liability to converting shareholders on September 15, 2011, a $2.4 million deferred tax asset and a corresponding $2.0 million liability to converting shareholders on March 28, 2011, a $3.6 million deferred tax asset and a corresponding $3.0 million liability to converting shareholders on March 31, 2010, and a $2.5 million deferred tax asset and a corresponding $2.2 million liability to converting shareholders on March 3, 2009. The Company assessed the realizability of the deferred tax asset associated with each of these exchanges and determined that a portion of each of their benefits would go unutilized. Consequently, the Company established a $1.3 million, a $2.1 million, a $3.2 million, and a $2.4 million valuation allowance on September 15, 2011, March 28, 2011, March 31, 2010, and March 3, 2009, respectively, to reduce the deferred tax asset to an amount more likely than not to be realized. These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years. The Company similarly reduced the associated liability to selling and converting shareholders by $1.1 million, $1.8 million, $2.7 million, and $2.0 million at September 15, 2011, March 28, 2011, March 31, 2010, and March 3, 2009, respectively, to reflect this change in the estimated realization of these assets. As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9 — Income Taxes (Continued)

During the years ended December 31, 2011 and 2010, after giving effect to the exchanges discussed earlier, the Company’s valuation allowance was reduced by approximately $1.8 million and $4.0 million, respectively, due to revised estimates of future taxable income. To reflect this change in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $1.6 million and $3.3 million, respectively, for the years ended December 31, 2011 and 2010. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax provision and other expense, respectively, on the consolidated statements of operations. As of December 31, 2011 and 2010, the net values of all deferred tax assets were approximately $8.8 million.

The change in the Company’s deferred tax assets, net of valuation allowance, for the year ended December 31, 2011 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2010	$65,468	$2,797	$(59,431)	$8,834
Deferred Tax Expense	(3,169)	864	—	(2,305)
Unit Exchange	3,925	—	(3,414)	511
Change in Valuation Allowance	—	—	1,795	1,795
Balance at December 31, 2011	$66,224	$3,661	$(61,050)	$8,835

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the year ended December 31, 2011, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2010	$(51)
Deferred Tax Expense	38
Balance at December 31, 2011	$(13)

The change in the Company’s deferred tax assets, net of valuation allowance, for the year ended December 31, 2010 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2009	$65,006	$2,001	$(60,253)	$6,754
Deferred Tax Expense	(3,115)	796	—	(2,319)
Unit Exchange	3,577	—	(3,185)	392
Change in Valuation Allowance	—	—	4,007	4,007
Balance at December 31, 2010	$65,468	$2,797	$(59,431)	$8,834

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9 — Income Taxes (Continued)

The change in the Company’s deferred tax liabilities for the year ended December 31, 2010 is summarized as follows:

Total
(in thousands)
Balance at December 31, 2009	$(275)
Deferred Tax Expense	224
Balance at December 31, 2010	$(51)

As of December 31, 2011 and 2010, the net values of the liability to selling and converting shareholders were approximately $11.2 million and $9.3 million, respectively. The change in the Company’s liability to selling and converting shareholders for the years ended December 31, 2011 and 2010 is summarized as follows:

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Beginning Balance	$9,287	$5,642
Change in Liability	1,581	3,312
Unit Conversion	434	333
Tax Receivable Agreement Payments	(84)	—
Ending Balance	$11,218	$9,287

Note 10 — Investments, at Fair Value

Investments in equity securities consisted of the following at December 31, 2011:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$2,382	$(97)	$2,285
Mutual Funds	2,542	92	2,634
Total	$4,924	$(5)	$4,919

Investments in equity securities consisted of the following at December 31, 2010:

	Cost	Unrealized Gain	Fair Value
	(in thousands)
Equity Securities	$736	$106	$842
Mutual Funds	2,043	438	2,481
Total	$2,779	$544	$3,323

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11 — Non-Controlling Interests

Non-controlling interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Non-Controlling Interest of Pzena Investment Management, LLC	$30,188	$32,445	$25,786
Non-Controlling Interests of Consolidated Subsidiaries	(327)	229	3,540
Non-Controlling Interests	$29,861	$32,674	$29,326

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals made by the Company’s consolidated subsidiaries.

Note 12 — Members’ Equity Interests of Operating Company

For the years ended December 31, 2011 and 2010, the operating company granted 458,194 options and 42,411 options, respectively, to purchase units in the operating company pursuant to the 2006 Equity Incentive Plan. For the year ended December 31, 2009 the operating company granted 665,750 options to purchase units in the operating company pursuant to the 2006 Equity Incentive Plan, and 961,750 options to purchase shares of Class A common stock pursuant to the 2007 Equity Incentive Plan. The options granted in 2011, 2010, and 2009 had varying vesting schedules and were issued at strike prices equal to the assessed fair market value per unit and per share at the time of award issuance. The Company determined that the total grant-date fair values of the options awarded in 2011, 2010 and 2009 were $0.5 million, $0.1 million, and $5.4 million, respectively, using the Black-Scholes option pricing model. For each of the three years ended December 31, 2011, the Company recognized approximately $2.1 million in compensation expense using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2011	2010	2009
Weighted Average Time Until Exercise	7 years	7 years	7 years
Volatility	43%	39%	39%
Risk-Free Rate	1.44%	2.69%	3.18%
Dividend Yield	5.66%	3.56%	1.00%

Weighted Average Time Until Exercise — The expected term is based on the Company’s historical experience and the particular terms of its option awards.

Expected Volatility — Due to the lack of sufficient historical data for the Company’s own shares, the Company based its expected volatility on a representative peer group.

Risk-Free Rate — The risk-free rate for periods within the expected term of the options is based on the interest rate of a traded zero-coupon U.S. Treasury bond with a term equal to the options’ expected term on the date of grant.

Dividend Yield — The dividend yield is based on the Company’s anticipated dividend payout over the expected term of the option awards.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12 — Members’ Equity Interests of Operating Company (Continued)

Exercise prices for stock options outstanding and exercisable as of December 31, 2011 are as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding as of December 31, 2011	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2011	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price
$4.22 – $5.00	2,457,006	7.6	$4.32	2,029,831	7.1	$4.23
$5.00 – $10.00	1,669,911	8.0	7.99	1,649,034	8.0	7.99
$10.00 – $15.00	794,310	5.6	12.36	685,310	5.5	12.51
$15.00 – $18.00	150,000	5.8	18.00	150,000	5.8	18.00
$4.22 – $18.00	5,071,227	7.3	$7.19	4,514,175	7.1	$7.32

The following is a summary of the option activity for the three years ended December 31, 2011:

	Options Outstanding	Weighted Average Exercise Price
Balance, at December 31, 2008	3,153,122	$6.95
Options Granted	1,627,500	8.00
Options Cancelled	—	—
Options Exercised	(200,000)	4.22
Balance, at December 31, 2009	4,580,622	$7.44
Options Granted	42,411	7.58
Options Cancelled	(11,000)	6.20
Options Exercised	—	—
Balance, at December 31, 2010	4,612,033	$7.45
Options Granted	458,194	4.77
Options Cancelled	(7,500)	11.40
Options Exercised	—	—
Other	8,500	4.66
Balance, at December 31, 2011	5,071,227	$7.19

The weighted average grant-date fair values of the options issued in 2011, 2010, and 2009 were $1.12, $2.22, and $3.29, respectively, per option. The 200,000 options to acquire Class B units that were exercised in 2009 resulted in 78,211 net Class B units issued, as a result of the redemption of 121,789 Class B units for the cashless exercise of the options.

Based on the closing market price of the Company’s Class A common stock on December 31, 2011, the aggregate intrinsic value of the Company’s stock options was as follows:

	Options Outstanding	Options Exercisable
	(in thousands)
Aggregate Intrinsic Value	$220	$220

For the years ended December 31, 2011, 2010, and 2009, the operating company granted 120,212, 183,920, and 30,000, respectively, restricted Class B units to certain members pursuant to the 2006 Equity Incentive Plan.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12 — Members’ Equity Interests of Operating Company (Continued)

Phantom Class B Units, which generally vest ratably over four years, issued by the Company as part of the Bonus Plan are summarized as follows:

	For the Year Ended December 31,
	2011	2010	2009
Beginning Balance	81,283	102,555	153,829
Phantom Units Issued	71,428	40,000	—
Vesting of Phantom Units	(79,141)	(61,272)	(51,274)
Ending Balance	73,570	81,283	102,555

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

Note 13 — Shareholders’ Equity

The Company functions as the sole managing member of the operating company. As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income. Class A and Class B units of the operating company have the same economic rights per unit. As of December 31, 2011, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 16.3% and 83.7%, respectively, of the economic interests in the operations of the business. As of December 31, 2010, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 14.5% and 85.5%, respectively, of the economic interests in the operations of the business.

Each Class B unit of the operating company has a corresponding share of the Company’s Class B common stock, par value $0.000001 per share. Each share of the Company’s Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of the Company’s common stock outstanding. From this time and thereafter, each share of the Company’s Class B common stock entitles its holder to one vote. When a Class B unit is exchanged for a share of the Company’s Class A common stock or forfeited, a corresponding share of the Company’s Class B common stock will automatically be redeemed and cancelled. Conversely, to the extent that the Company causes the operating company to issue additional Class B units to employees pursuant to its equity incentive plan, these additional holders of Class B units would be entitled to receive a corresponding number of shares of the Company’s Class B common stock (including if the Class B units awarded are subject to vesting).

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

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13 — Shareholders’ Equity (Continued)

On September 15, 2011, March 28, 2011, March 31, 2010, and March 3, 2009, certain of the operating company’s members exchanged an aggregate of 670,902, 536,528, 734,618, and 2,445,973, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock. These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

The incremental assets and liabilities assumed in the exchanges were recorded on September 15, 2011, March 28, 2011, March 31, 2010, and March 3, 2009 as follows:

	September 15, 2011	March 28, 2011	March 31, 2010	March 3, 2009
	(in thousands)
Pzena Investment Management, LLC Members’ Capital	$9,274	$7,425	$10,140	$33,788
Pzena Investment Management, LLC Accumulated Deficit	(8,870)	(7,167)	(9,824)	(33,679)
Realizable Deferred Tax Asset	205	306	391	152
Net Tax Receivable Liability to Converting Unitholders	(174)	(260)	(332)	(129)
Total	$435	$304	$375	$132
Common Stock, at Par	$7	$5	$7	$25
Additional Paid-in Capital	428	299	368	107
Total	$435	$304	$375	$132

Note 14 — Quarterly Results of Operations (unaudited)

Unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 are summarized below:

	For the Quarter Ended 2011
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts)
	(unaudited)
Total Revenue	$18,936	$19,950	$22,371	$21,788
Operating Income	4,092	10,254	12,055	11,453
Net Income	$369	$497	$859	$1,657
Basic Earnings Per Share	$0.03	$0.05	$0.09	$0.18
Diluted Earnings Per Share	$0.03	$0.05	$0.09	$0.11

	For the Quarter Ended 2010
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts)
	(unaudited)
Total Revenue	$20,505	$18,482	$19,388	$19,150
Operating Income	10,903	9,270	9,956	9,841
Net Income	$1,135	$1,219	$473	$984
Basic Earnings Per Share	$0.12	$0.13	$0.05	$0.11
Diluted Earnings Per Share	$0.10	$0.09	$0.05	$0.09

Note 15 — Subsequent Events

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

SHAREHOLDER INFORMATION

Board of Directors

Richard S. Pzena, Chairman, Chief Executive Officer and Co-Chief Investment Officer of Pzena Investment Management, Inc.

John P. Goetz, President, Co-Chief Investment Officer of Pzena Investment Management, Inc.

William L. Lipsey, President, Marketing and Client Service of Pzena Investment Management, Inc.

Steven M. Galbraith, Partner, Maverick Capital

Joel M. Greenblatt, Managing Partner of Gotham Capital and Gotham Asset Management

Richard P. Meyerowich, Former external consultant and former Senior Partner of Deloitte & Touche LLP

Ronald W. Tysoe, Former Vice Chairman of Federated Department Stores, Inc. (now Macy’s, Inc.)

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
Brooklyn, N.Y. 11230
(800) 937-5449
www.amstock.com

Independent Registered Public Accounting Firm

KPMG LLP
345 Park Avenue
New York, N.Y. 10154

Website Access to the Company’s Reports

The Company’s website can be found at www.pzena.com. Our annual reports on Form 10-K, including financial statements and financial statement schedules, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website under “Investor Relations — SEC Filings” as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) are available free of charge through our website under “Investor Relations — Corporate Governance”.

The information on the Company’s website is not part of, or incorporated by reference into, this report, or any other report we file with, or furnish to, the SEC.

You may report any concerns regarding violations of the Company’s policies to an objective third party by calling (888) 475-8376 and you have the option of remaining anonymous.