Form 10-Q
period 2012-03-31
Pzena Investment Management, Inc.
filed 2012-04-27
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012
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

As of April 27, 2012, there were 10,575,089 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of April 27, 2012, there were 54,222,542 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011.  Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  We undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Quarterly Report on Form 10-Q.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and Cash Equivalents	$27,801	$35,083
Restricted Cash	1,030	1,030
Due from Broker	2,985	457
Advisory Fees Receivable	16,164	14,717
Investments, at Fair Value	4,933	4,919
Receivable from Related Parties	86	66
Other Receivables	64	54
Prepaid Expenses and Other Assets	609	688
Deferred Tax Asset, Net of Valuation Allowance of
$59,981 and $61,050, respectively	9,239	8,835
Property and Equipment, Net of Accumulated Depreciation
of $2,536 and $2,516, respectively	864	829
TOTAL ASSETS	$63,775	$66,678

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$7,899	$6,062
Due to Broker	2,947	-
Liability to Selling and Converting Shareholders	10,098	11,218
Lease Liability	1,641	1,795
Deferred Compensation Liability	321	1,173
Other Liabilities	242	206
TOTAL LIABILITIES	23,148	20,454

Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares
Authorized; None Outstanding)	-	-
Class A Common Stock (Par Value $0.01; 750,000,000
Shares Authorized; 10,575,089 and 10,575,089 Shares
Issued and Outstanding in 2012 and 2011, respectively)	105	105
Class B Common Stock (Par Value $0.000001; 750,000,000
Shares Authorized; 53,977,055 and 53,967,555 Shares
Issued and Outstanding in 2012 and 2011, respectively)	-	-
Additional Paid-In Capital	12,066	12,000
Retained Earnings	830	1,832
Total Pzena Investment Mangement, Inc.'s Equity	13,001	13,937
Non-Controlling Interests	27,626	32,287
TOTAL EQUITY	40,627	46,224
TOTAL LIABILITIES AND EQUITY	$63,775	$66,678

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months
	Ended March 31,
	2012	2011

REVENUE	$19,768	$21,788

EXPENSES
Compensation and Benefits Expense	8,173	8,388
General and Administrative Expense	1,703	1,947
TOTAL OPERATING EXPENSES	9,876	10,335
Operating Income	9,892	11,453

OTHER INCOME/(EXPENSE)
Interest Income	54	28
Interest Expense	(26)	-
Dividend Income	24	11
Net Realized and Unrealized Gain/(Loss) from Investments	855	255
Change in Liability to Selling and Converting Shareholders	(973)	(117)
Other Income/(Expense)	105	(50)
Total Other Income	39	127
Income Before Income Taxes	9,931	11,580
Income Tax Expense	246	583
Net Income	9,685	10,997
Less: Net Income Attributable to Non-Controlling Interests	8,678	9,340
Net Income Attributable to Pzena Investment Management, Inc.	$1,007	$1,657

Net Income for Basic Earnings per Share	$1,007	$1,657
Basic Earnings per Share	$0.10	$0.18
Basic Weighted Average Shares Outstanding	10,575,089	9,385,543

Net Income for Diluted Earnings per Share	$5,698	$6,968
Diluted Earnings per Share	$0.09	$0.11
Diluted Weighted Average Shares Outstanding	65,326,809	65,199,988

Cash Dividends per Share of Class A Common Stock	$0.19	$0.03

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of	Shares of				Non-
	Class A	Class B	Class A	Additional	Retained	Controlling
	Common Stock	Common Stock	Common Stock	Paid-In Capital	Earnings	Interests	Total

Balance at December 31, 2011	10,575,089	53,967,555	$105	$12,000	$1,832	$32,287	$46,224
Amortization of Non-Cash Compensation	-	9,500	-	60	-	305	365
Directors' Shares	-	-	-	13	-	57	70
Net Income	-	-	-	-	1,007	8,678	9,685
Retirement of Class B Units	-	-	-	(7)	-	7	-
Class A Cash Dividends Declared and Paid ($0.19 per share)	-	-	-	-	(2,009)	-	(2,009)
Distributions to Non-Controlling Interests	-	-	-	-	-	(13,708)	(13,708)
Balance at March 31, 2012	10,575,089	53,977,055	$105	$12,066	$830	$27,626	$40,627

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months
	Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net Income	$9,685	$10,997
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	58	103
Disposal of Fixed Assets	(93)	-
Non-Cash Compensation	686	1,183
Director Share Grant	70	70
Net Realized and Unrealized Gain from Investments	(855)	(255)
Change in Liability to Selling and Converting Shareholders	973	117
Deferred Income Taxes	(345)	(185)
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(1,447)	(867)
Due from Broker	(2,528)	(548)
Restricted Cash	-	(1)
Prepaid Expenses and Other Assets	69	312
Due to Broker	2,947	1,768
Accounts Payable, Accrued Expenses, and Other Liabilities	641	1,038
Tax Receivable Agreement Payments	(2,093)	(84)
Change in Lease Liability	(154)	-
Purchases of Investments	(20,835)	(11,400)
Proceeds from Sale of Investments	21,213	10,638
Net Cash Provided by Operating Activities	7,992	12,886

INVESTING ACTIVITIES
Purchases of Investments in Deferred Compensation Plan	(452)	(1,433)
Proceeds from Investments in Deferred Compensation Plan	544	847
Payments to/(from) Related Parties	(20)	19
Purchase of Property and Equipment	-	(117)
Net Cash Provided by/(Used in) Investing Activities	72	(684)

FINANCING ACTIVITIES
Distributions to Non-Controlling Interests	(13,337)	(6,296)
Dividends	(2,009)	(281)
Net Cash Used in Financing Activities	(15,346)	(6,577)

NET CHANGE IN CASH	$(7,282)	$5,625

CASH AND CASH EQUIVALENTS - Beginning of Period	$35,083	$16,381
Effect of Consolidation of Affiliates	-	48
Net Change in Cash	(7,282)	5,625
CASH AND CASH EQUIVALENTS - End of Period	$27,801	$22,054

Supplementary Cash Flow Information:
In-Kind Distribution to Non-Controlling Interests of
Equity Securities, at Fair Value	$371	$-
Interest Paid	$26	$-
Income Taxes Paid	$740	$881

See accompanying notes to consolidated financial statements.

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements

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

Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of March 31, 2012, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following entities as of March 31, 2012:

		Operating Company's
		Ownership at
Legal Entity	Type of Entity (Date of Formation)	March 31, 2012
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	0.0%
Pzena International Value Service	Delaware Limited Liability Company (12/22/2003)	0.0%

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

The operating company is the managing member of the Europe, Australasia, and Far East (“EAFE”) Value Service (legally known as Pzena International Value Service), a limited liability company.  Prior to 2011, the holders of the equity investments in this entity lacked a controlling financial interest.  Correspondingly, it was considered a VIE.  The Company was not the primary beneficiary of this entity.

  As of February 1, 2011, as a result of a shift in the equity ownership of the entity on that date, the operating company was considered the primary beneficiary of this entity.  As a result, the entity was consolidated as of February 1, 2011.  At March 31, 2012, EAFE Value Service’s $1.2 million in net assets were included in the Company’s consolidated statements of financial condition.

    The Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company.  A majority of the trustees do not hold equity investments in this trust.  Since the holders of the equity investments in this partnership lack a controlling financial interest in it, this entity is deemed to be a VIE.  The Company is considered the primary beneficiary of this VIE.  At March 31, 2012, the Pzena Large Cap Value Fund’s $0.9 million in net assets were included in the Company’s consolidated statements of financial condition.

All of the consolidated investment partnerships are investment companies under the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies.  The Company has retained the specialized accounting for these partnerships pursuant to the Consolidation of Partnerships and Similar Entities Subtopic of the FASB ASC.  Thus, the Company reports these investment partnerships’ investments in equity securities at fair value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

VIEs that are not consolidated continue to receive investment management services from the Company, and are vehicles through which the Company offers its Global Value and/or EAFE Value strategies.  The total net assets of these VIEs was approximately $211.8 million and $219.2 million at March 31, 2012 and December 31, 2011, respectively.  Neither the Company nor the operating company were exposed to losses as a result of its involvement with these entities because they had no direct investment in them.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the assets under management.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned.   In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually.  Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  For each of the three months ended March 31, 2012 and 2011, the Company recognized approximately $0.3 million in performance fee income.

Earnings per Share:

Basic earnings per share is computed by dividing the Company’s net income attributable to its common stockholders by the weighted average number of shares outstanding during the reporting period.  For the three months ended March 31, 2012 and 2011, the Company’s basic earnings per share was determined as follows:

	For the Three Months
	Ended March 31,
	2012	2011
	(in thousands, except share and
	per share amounsts)

Net Income for Basic Earnings per Share	$1,007	$1,657
Basic Weighted-Average Shares Outstanding	10,575,089	9,385,543
Basic Earnings per Share	$0.10	$0.18

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

For the three months ended March 31, 2012 and 2011, the Company’s diluted net income was determined as follows:

	For the Three
	Months Ended March 31,
	2012	2011
	(in thousands)

Net Income Attributable to Non-Controlling Interests of
Pzena Investment Management, LLC	$8,209	$9,290
Less: Assumed Corporate Income Taxes	3,518	3,979
Assumed After-Tax Income of Pzena Investment Management, LLC	$4,691	$5,311

Assumed After-Tax Income of Pzena Investment Management, LLC	$4,691	$5,311
Net Income of Pzena Investment Management, Inc	1,007	1,657
Diluted Net Income	$5,698	$6,968

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

For the three months ended March 31, 2012 and 2011, the Company’s diluted earnings per share were determined as follows:

	For the Three
	Months Ended March 31,
	2012	2011
	(In thousands, except share and
	per share amounts)

Diluted Net Income Allocated to:
Class A Common Stock	$5,676	$6,968
Participating Class B Restricted Units	22	-
Total Diluted Net Income Attributable to Shareholders	$5,698	$6,968

Basic Weighted-Average Shares Outstanding	10,575,089	9,385,543
Dilutive Effect of Operating Company B Units	53,977,055	55,003,690
Dilutive Effect of Options	519,448	714,861
Dilutive Effect of Phantom Units	9,730	95,894
Dilutive Weighted-Average Shares Outstanding	65,081,322	65,199,988
Add: Participating Class B Restricted Units	245,487	-
Total Dilutive Weighted-Average Shares Outstanding	65,326,809	65,199,988

Diluted Earnings per Share	$0.09	$0.11

     For the three months ended March 31, 2012 and 2011, the following options to purchase operating company membership units, options to purchase shares of Class A common stock and operating company phantom units were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for the respective periods:

	For the Three
	Months Ended March 31,
	2012	2011

Options to Purchase Operating Company Units	2,079,646	992,976
Options to Purchase Shares of Class A Common Stock	961,750	-
Phantom Operating Company Units	73,572	-
Total	3,114,968	992,976

Cash and Cash Equivalents:

At March 31, 2012 and December 31, 2011, cash and cash equivalents was $27.8 million and $35.1 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposit and other accounts whose balances, at times, exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.  Dividends associated with the investments of the Company’s consolidated subsidiaries are recorded as dividend income on an ex-dividend basis in the consolidated statement of operations.

Restricted Cash:

The Company maintained a compensating balance of $1.0 million at March 31, 2012 and December 31, 2011 as collateral for a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its New York office space.  Such amounts are recorded in Restricted Cash in the consolidated statements of financial condition.

Due to/from Broker:

Due to/from Broker consists primarily of amounts payable/receivable for unsettled securities transactions held/initiated at the clearing brokers of the Company’s consolidated subsidiaries.

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

The following table presents these instruments’ fair value at March 31, 2012:

	Leve1 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$2,113	$-	$-
Investments in Mutual Funds	2,820	-	-
Total Fair Value	$4,933	$-	$-

The following table presents these instruments’ fair value at December 31, 2011:

	Leve1 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$2,285	$-	$-
Investments in Mutual Funds	2,634	-	-
Total Fair Value	$4,919	$-	$-

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.  At March 31, 2012 and December 31, 2011, no allowance for doubtful accounts has been deemed necessary.

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

Income Taxes:

The Company is a “C” corporation under the Internal Revenue Code, and thus liable for federal, state, and local taxes on the income derived from its economic interest in its operating company.  The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  It has not made a provision for federal or state income taxes because it is the individual responsibility of each of the operating company’s members (including the Company) to separately report their proportionate share of the operating company’s taxable income or loss.  Similarly, the income of the Company’s consolidated subsidiaries is not subject to income taxes, since it is allocated to each partnership’s individual partners.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”).

The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At March 31, 2012, the Company had a $60.0 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock.  At December 31, 2011, the Company had a $61.1 million valuation allowance against these deferred tax assets.  The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

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

The functional currency of the Company is the United States Dollar.  The functional currency of the Company’s representative office in Australia is the Australian Dollar.  Assets and liabilities of this office are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  Any resulting unrealized cumulative translation adjustment is recorded net of taxes as a component of accumulated other comprehensive income in equity.  As of March 31, 2012, the Company did not record any accumulated other comprehensive income.

Note 3—Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	March 31,	December 31,
	2012	2011
	(in thousands)

Leasehold Improvements	$1,162	$1,100
Computer Hardware	965	972
Furniture and Fixtures	788	788
Office Equipment	271	271
Computer Software	214	214
Total	3,400	3,345
Less: Accumulated Depreciation and Amortization	(2,536)	(2,516)
Total	$864	$829

Depreciation is included in general and administrative expense and totaled $0.1 million for each of the three months ended March 31, 2012 and 2011.

Note 4—Related Party Transactions

For the three months ended March 31, 2012 and  2011, the Company earned $0.5 million and $1.0 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company.  The Company is not the primary beneficiary of these VIEs.

At both March 31, 2012 and December 31, 2011, the Company had less than $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in Receivable from Related Parties on the consolidated statements of financial condition.  The Company is the sponsor and investment manager of this entity.

At March 31, 2012 and December 31, 2011, receivables from related parties included less than $0.1 million of loans to employees.

The operating company manages the personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its two Executive Vice Presidents, pursuant to investment management agreements in which it has waived its regular advisory fees.  The operating company also manages an account beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the Company, but are generally not subject to the same minimum investment levels that are required of outside investors.  In addition, the operating company manages the personal funds of some of its employees’ family members at reduced advisory fee rates.  The aggregate value of the fees that the Company waived related to the Company’s executive officers and other employees was approximately $0.1 million for the each of the three months ended March 31, 2012 and 2011.

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

Lease expenses for the three months ended March 31, 2012 and 2011 were $0.3 million and $0.5 million, respectively, and are included in general and administrative expense.

Note 6—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three
	Months Ended March 31,
	2012	2011
	(in thousands)

Cash Compensation and Other Benefits	$7,487	$7,205
Non-Cash Compensation	686	1,183
Total Compensation and Benefits Expense	$8,173	$8,388

For the three months ended March 31, 2012 and 2011, the operating company granted no options to purchase units in the operating company pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) and no options to purchase shares of Class A common stock pursuant to the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (the “2007 Equity Incentive Plan”).

For the three months ended March 31, 2012 and 2011, the operating company granted 53,116 and 6,000, respectively, restricted operating company Class B units, and the related shares of Class B common stock, pursuant to the 2006 Equity Incentive Plan.  These unit grants each vest ratably over a four-year period commencing January 1, 2012 and 2011, respectively.

       For the three months ended March 31, 2012 and 2011, the Company recognized approximately $0.3 million and $0.7 million, respectively, in compensation and benefits expense associated with the amortization of all unvested operating company Class B unit and option grants issued under the 2006 Equity Incentive Plan, and unvested Class A common stock option grants issued under the 2007 Equity Incentive Plan.

Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  Amounts deferred may be credited to an investment account, take the form of phantom Class B units, or be invested in money market funds at the employee’s discretion, and vest ratably over four years.  As of March 31, 2012 and December 31, 2011, the liability associated with deferred compensation investment accounts was approximately $0.3 million and $1.2 million, respectively, which is recorded in the deferred compensation liability on the consolidated statements of financial condition.  For the three months ended March 31, 2012 and 2011, the Company recognized approximately $0.4 million, and $0.5 million, respectively, in compensation and benefits expense associated with the amortization of all unvested deferred compensation awards associated with the Bonus Plan.

As of March 31, 2012 and December 31, 2011, the Company had approximately $2.4 million and $2.1 million, respectively, in unrecorded compensation expense related to unvested operating company phantom Class B units issued pursuant to its deferred compensation plan, operating company Class B unit and option grants issued under the 2006 Equity Incentive Plan, and Class A common stock option grants issued under the 2007 Equity Incentive Plan.

The Company issues to certain of its employees delayed-vesting cash awards.  For the three months ended March 31, 2012 and 2011, no such awards were granted.  Delayed-vesting cash awards have varying vesting schedules, with $0.8 million to be paid at the end of 2012, and the remaining $0.4 million to be paid at the end of 2013.

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

The components of the income tax expense are as follows:

	For the Three
	Months Ended March 31,
	2012	2011
	(in thousands)

Current Provision:
Unincorporated Business Taxes	$591	$768
Local Corporate Tax	-	-
State Corporate Tax	-	-
Federal Corporate Tax	-	-
Total Current Provision	$591	$768

Deferred Provision:
Unincorporated Business Taxes	$42	$(1)
Local Corporate Tax	77	77
State Corporate Tax	136	136
Federal Corporate Tax	469	468
Total Deferred Provision	$724	$680

Change in Valuation Allowance	(1,069)	(865)

Total Income Tax Expense	$246	$583

    The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.  It is the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax Expense/(Benefit) on the consolidated statement of operations.  For the three months ended March 31, 2012 and 2011, no such expenses were recognized.  As of March 31, 2012 and December 31, 2011, no such accruals were recorded.

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

As discussed further in Note 11, Shareholders’ Equity, below, on March 28, 2011, certain of the operating company’s members exchanged an aggregate of 536,528 of their Class B units for an equivalent number of shares of Company Class A common stock.  The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $2.4 million deferred tax asset and a corresponding $2.0 million liability to converting shareholders on March 28, 2011.  The Company assessed the realizability of the deferred tax asset associated with this exchange and determined that a portion of its benefits would go unutilized.  Consequently, the Company established a $2.1 million valuation allowance on March 28, 2011 to reduce the deferred tax asset to an amount more likely than not to be realized.  This deferred tax asset remains available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders by $1.8 million at March 28, 2011, to reflect this change in the estimated realization of these assets.  As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

During the three months ended March 31, 2012 and 2011, after giving effect to the exchange discussed earlier, the Company’s valuation allowance was reduced by approximately $1.1 million and $0.9 million, respectively, due to revised estimates of future taxable income.  To reflect this change in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $1.0 million and $0.1 million, respectively, for the three months ended March 31, 2012 and 2011.  The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.  As of March 31, 2012 and December 31, 2011, the net values of all deferred tax assets were approximately $9.2 million and $8.8 million, respectively.

The change in the Company’s deferred tax assets, net of valuation allowance, for the three months ended March 31, 2012 is summarized as follows:

			Valuation
	Section 754	Other	Allowance	Total
	(in thousands)

Balance at December 31, 2011	$66,224	$3,661	$(61,050)	$8,835
Deferred Tax Expense	(823)	158	-	(665)
Change in Valuation Allowance	-	-	1,069	1,069
Balance at March 31, 2012	$65,401	$3,819	$(59,981)	$9,239

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the three months ended March 31, 2012, is summarized as follows:

Total
(in thousands)

Balance at December 31, 2011	$(13)
Deferred Tax Expense	(59)
Balance at March 31, 2012	$(72)

The change in the Company’s deferred tax assets, net of valuation allowance, for the three months ended March 31, 2011 is summarized as follows:

			Valuation
	Section 754	Other	Allowance	Total
	(in thousands)

Balance at December 31, 2010	$65,468	$2,797	$(59,431)	$8,834
Deferred Tax Expense	(777)	96	-	(681)
Unit Exchange	2,381	-	(2,075)	306
Change in Valuation Allowance	-	-	865	865
Balance at March 31, 2011	$67,072	$2,893	$(60,641)	$9,324

The change in the Company’s deferred tax liabilities for the three months ended March 31, 2011 is summarized as follows:

Total
(in thousands)

Balance at December 31, 2010	$(51)
Deferred Tax Expense	1
Balance at March 31, 2011	$(50)

As of March 31, 2012 and December 31, 2011, the net values of the liability to selling and converting shareholders were approximately $10.1 million and $11.2 million, respectively.

Note 8—Investments, at Fair Value

Investments in equity securities consisted of the following at March 31, 2012:

		Unrealized
	Cost	Gain/(loss)	Fair Value
	(in thousands)

Equity Securities	$1,891	$222	$2,113
Investments in Mutual Funds	2,491	329	2,820
Total	$4,382	$551	$4,933

Investments in equity securities consisted of the following at December 31, 2011:

		Unrealized
	Cost	Gain/(loss)	Fair Value
	(in thousands)

Equity Securities	$2,382	$(97)	$2,285
Investments in Mutual Funds	2,542	92	2,634
Total	$4,924	$(5)	$4,919

Note 9—Non-Controlling Interests

Non-controlling interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Three
	Months Ended March 31,
	2012	2011
	(in thousands)

Non-Controlling Interests of Pzena Investment Management, LLC	$8,209	$9,290
Non-Controlling Interests of Consolidated Subsidiaries	469	50
Non-Controlling Interests	$8,678	$9,340

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

Note 11—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.    Class A and Class B units of the operating company have the same economic rights per unit.  As of March 31, 2012 and December 31, 2011, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 16.3% and 83.7%, respectively, of the economic interests in the operations of the business.

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

On March 28, 2011 and September 15, 2011, certain of the operating company’s members exchanged an aggregate of 536,528 and 670,902, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock.  These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.  There were no such exchanges for the three months ended March 31, 2012.

Note 12—Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At March 31, 2012, our assets under management, or AUM, was $14.7 billion.  We manage separate accounts on behalf of institutions and high net worth individuals, and act as sub-investment adviser for a variety of SEC-registered mutual funds and offshore funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of March 31, 2012, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 16.3% and 83.7%, respectively, of the economic interests in the operations of our business.

Non-GAAP Net Income

Our results for the three months ended March 31, 2012, and 2011 include the recurring adjustments related to the Company’s tax receivable agreement and the associated liability to its selling and converting shareholders.  We believe that these accounting adjustments add a measure of non-operational complexity which partially obscures the underlying performance of our business.  In evaluating our financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted net income per share were $5.6 million and $0.09, respectively, for the three months ended March 31, 2012, and $6.2 million and $0.10, respectively, for the three months ended March 31, 2011.  GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our effective tax rate, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.  Our effective tax rate, exclusive of these adjustments, was 42.8% for each of the three months ended March 31, 2012 and 2011, as noted in the section “Income Tax Expense” below.

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

       A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Three
	Months Ended March 31,
	2012	2011
	(In thousands, except share and
	per share amounts)

GAAP Net Income	$1,007	$1,657
Net Effect of Tax Receivable Agreement	(96)	(748)
Non-GAAP Net Income	$911	$909

GAAP Income Attributable to Non-Controlling Interest
of Pzena Investment Management, LLC	$8,209	$9,290
Less: Assumed Corporate Income Taxes	3,518	3,979
Assumed After-Tax Income of Pzena Investment Management, LLC	$4,691	$5,311
Non-GAAP Net Income of Pzena Investment Management, Inc.	911	909
Non-GAAP Diluted Net Income	$5,602	$6,220

Non-GAAP Diluted Earnings Per Share Attributable to
Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$5,602	$6,220
Non-GAAP Diluted Earnings Per Share	$0.09	$0.10
Non-GAAP Diluted Weighted-Average Shares Outstanding	65,326,809	65,199,988

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

We use a fair-value method in recording the compensation expense associated with the granting of restricted units, and options to purchase units and common stock, to new and existing members of our operating company under the 2006 and 2007 Equity Incentive Plans.  Under this method, compensation expense is measured at the grant-date based on the estimated fair value of the award and is recognized over the award’s vesting period.

The fair value of awarded units is determined by reference to the market price of our Class A common stock on the date of grant, since these units are exchangeable for shares of our Class A common stock on a one-for-one basis. We determined that the total grant-date fair value of the units granted in the three months ended March 31, 2012 was $0.2 million.  The fair value of the units granted in the three months ended March 31, 2011 was not material.  For the three months ended March 31, 2012 and 2011, we recognized approximately $0.2 million and less than $0.1 million, respectively, in compensation and benefits expense associated with the amortization of all restricted operating company Class B units.

The fair value of the options to purchase Class B units and Class A common stock is determined by using an appropriate option pricing model on the grant-date.  For the three months ended March 31, 2012 and 2011, we recognized approximately $0.1 million and $0.5 million, respectively, in compensation and benefits expense associated with the amortization of all unvested options to acquire operating company Class B units and unvested options to acquire Class A common stock issued under the 2006 and 2007 Equity Incentive Plans.

Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  These deferred amounts may be invested, at the employee’s discretion, in certain third-party mutual funds, restricted phantom units of our operating company, or money market funds.  Amounts deferred in any calendar year reduce that year’s cash compensation expense and are amortized ratably over a four-year period commencing the following year.  At March 31, 2012 and December 31, 2011, the liability associated with deferred compensation investment accounts was approximately $0.3 million and $1.2 million, respectively, and is recorded as deferred compensation liability on the consolidated statements of financial condition.  For the three months ended March 31, 2012 and 2011, we recognized approximately $0.4 million and $0.6 million, respectively, in compensation and benefits expense associated with the amortization of all deferred compensation awards.  Should additional amounts be deferred in future years, we would expect the non-cash portion of our compensation expense to increase as the previously and subsequently deferred amounts are amortized through the statement of operations.

As of March 31, 2012, we had approximately $2.4 million in total unrecorded compensation expense related to unvested operating company phantom units issued pursuant to our Bonus Plan, operating company unit and option grants issued under the 2006 Equity Incentive Plan, and option grants issued under our 2007 Equity Incentive Plan. We expect that the amortization of these amounts will be approximately $1.5 million in 2012, $0.8 million in 2013, $0.3 million in 2014 and $0.1 million in 2015.

We have historically granted delayed-vesting cash awards to certain of our members.  These delayed-vesting cash awards have varying vesting schedules, with $0.8 million to be paid in 2012 and the remaining $0.4 million to be paid in 2013.

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

Other Income/(Expense)

Other income/(expense) is derived primarily from investment income or loss arising from our consolidated subsidiaries, our investments in various private investment vehicles that we employ to incubate new strategies, income or loss generated by our investments in third-party mutual funds, and interest income generated on our cash balances.  Other income/(expense) is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was executed in connection with our reorganization and offering on October 30, 2007.  As discussed further below under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our acquisitions of our operating company’s units from our selling and converting shareholders.  Amounts waived by our selling and converting shareholders, if any, reduce this liability.  We expect the interest and investment components of other income/(expense), in the aggregate, to fluctuate based on market conditions and the performance of our consolidated investment partnerships and other investments.

Non-Controlling Interests

Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence.  We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As a result, our income is generated by our economic interest in our operating company’s net income.  As of March 31, 2012, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 16.3% and 83.7%, respectively, of the economic interests in the operations of the business.

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

 Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  As of March 31, 2012 and December 31, 2011, our valuation allowance against the deferred tax asset associated with our acquisition of operating company units in conjunction with the offering and subsequent exchanges was $60.0 million and $61.1 million, respectively.

Operating Results

Assets Under Management and Flows

As of March 31, 2012, our approximately $14.7 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The performance of our five largest investment strategies as of March 31, 2012 is further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our five largest investment strategies from their inception to March 31, 2012, and in the five-year, three-year, and one-year periods ended March 31, 2012, relative to the performance of: (i) the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy, and (ii) the S&P 500® Index, which is provided for the limited purpose of providing a comparison to the broader equity market.

	Period Ended March 31, 2012(1)
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (October 2000)
Annualized Gross Returns	4.9%	(3.0)%	26.7%	2.6%
Annualized Net Returns	4.4%	(3.5)%	26.1%	2.1%
Russell 1000® Value Index	4.1%	(0.8)%	22.8%	4.8%
S&P 500® Index	1.7%	2.0%	23.4%	8.5%
Global Value (January 2004)
Annualized Gross Returns	2.7%	(6.0)%	24.1%	(4.8)%
Annualized Net Returns	1.9%	(6.6)%	23.2%	(5.4)%
MSCI World(SM) Index—Net/U.S.$(2)	5.0%	(0.7)%	20.2%	0.6%
S&P 500® Index	5.0%	2.0%	23.4%	8.5%
EAFE Diversified Value (November 2008)
Annualized Gross Returns	15.3%	—	23.2%	(6.2)%
Annualized Net Returns	15.0%	—	22.9%	(6.4)%
MSCI EAFE® Index—Net/U.S.$(2)	10.0%	—	17.1%	(5.8)%
S&P 500® Index	14.1%	—	23.4%	8.5%
Value Service (January 1996)
Annualized Gross Returns	10.1%	(2.5)%	27.8%	4.7%
Annualized Net Returns	9.3%	(3.2)%	27.0%	4.0%
Russell 1000® Value Index	7.7%	(0.8)%	22.8%	4.8%
S&P 500® Index	7.1%	2.0%	23.4%	8.5%
Small Cap Value (January 1996)
Annualized Gross Returns	13.6%	3.4%	37.4%	0.3%
Annualized Net Returns	12.4%	2.4%	36.1%	(0.7)%
Russell 2000® Value Index	9.4%	0.0%	25.4%	(1.1)%
S&P 500® Index	7.1%	2.0%	23.4%	8.5%

(1)	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

(2)	Net of applicable withholding taxes.

Large Cap Value.  We screen a universe of the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in October 2000. At March 31, 2012, the Large Cap Value strategy generated a one-year annualized gross return of 2.6%, underperforming both its benchmark and the broader equity market in general. This underperformance relative to the benchmark was due primarily to our investments in the technology and financial sectors and our underweight investment exposure to the consumer staples sector, partially offset by our stock selection within the energy sector and materials sectors.

Global Value.  We screen a universe of the 1,500 largest non U.S.-listed companies, based on market capitalization, and the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 40 to 60 stocks. We launched this strategy in January 2004. At March 31, 2012, the Global Value strategy generated a one-year annualized gross return of -4.8%, underperforming both its benchmark and the broader equity market in general.  This underperformance relative to the benchmark was due primarily to our overweight investment exposure to the financial services and technology sectors, and our stock selection in the consumer staples sector.

EAFE Diversified Value.  We screen a universe of the 1,500 largest non-U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 60 to 100 stocks. We launched this strategy in November 2008. At March 31, 2012, the EAFE Diversified Value strategy generated a one-year annualized gross return of -6.2%, underperforming both its benchmark and the broader equity market in general. This underperformance relative to the benchmark was due primarily to our overweight investment exposure to the financial services sector, partially offset by an underweight exposure to the basic materials and our stock selection in the consumer staples sectors.

    Value Service.  We screen a universe of the 1,000 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in January 1996. At March 31, 2012, the Value strategy generated a one-year annualized gross return of 4.7%, relatively even with its benchmark but underperforming the broader equity market in general.

Small Cap Value.  We screen a universe of U.S.-listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization, to build a portfolio generally consisting of 40 to 50 stocks. We launched this strategy in January 1996. At March 31, 2012, the Small Cap Value strategy generated a one-year annualized gross return of 0.3%, outperforming its benchmark but underperforming the broader equity market in general. This outperformance relative to the benchmark was due primarily to our stock selection in the health care sector, partially offset by our overweight investment exposure to the consumer discretionary sector.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional accounts and our retail accounts for the three months ended March 31, 2012 and 2011, and the twelve months ended March 31, 2012, is described below.  Inflows are composed solely of the investment of new or additional assets by new or existing clients.  Outflows consist solely of redemptions of assets by existing clients.

			For the Twelve
	For the Three Months		Months Ended
	Ended March 31,		March 31,
Assets Under Management	2012	2011	2012
	(in billions)
Institutional Accounts
Assets
Beginning of Period	$11.3	$12.5	$13.0
Inflows	0.1	0.4	1.8
Outflows	(0.8)	(0.6)	(2.5)
Net Flows	(0.7)	(0.2)	(0.7)
Market Appreciation/(Depreciation)	1.6	0.7	(0.1)
End of Period	$12.2	$13.0	$12.2

Retail Accounts
Assets
Beginning of Period Assets	$2.2	$3.1	$3.3
Inflows	0.1	0.3	0.8
Outflows	(0.2)	(0.3)	(1.5)
Net Flows	(0.1)	-	(0.7)
Market Appreciation/(Depreciation)	0.4	0.2	(0.1)
End of Period	$2.5	$3.3	$2.5

Total
Assets
Beginning of Period	$13.5	$15.6	$16.3
Inflows	0.2	0.7	2.6
Outflows	(1.0)	(0.9)	(4.0)
Net Flows	(0.8)	(0.2)	(1.4)
Market Appreciation/(Depreciation)	2.0	0.9	(0.2)
End of Period	$14.7	$16.3	$14.7

The following table describes the allocation of our AUM among our investment strategies, as of March 31, 2012 and 2011:

	AUM at March 31,
Investment Strategy	2012	2011
	(in billions)

U.S. Value Strategies	$8.3	$10.6
Global Value Strategies	4.2	3.6
Non-U.S. Value Strategeies	2.2	2.1
Total	$14.7	$16.3

The performance of our investment strategies has been impacted by the volatility in the equity markets.   In 2011, our investment strategies generally underperformed relative to their respective benchmarks.  Our AUM declined $1.6 billion, or 9.8%, from $16.3 billion at March 31, 2011, to $14.7 billion at March 31, 2012.

At March 31, 2012, we managed $12.2 billion in institutional accounts and $2.5 billion in retail accounts, for a total of $14.7 billion in assets.  For the three months ended March 31, 2012, we experienced total gross outflows of $1.0 billion, which were partially offset by total gross inflows of $0.2 billion.  For the three months ended March 31, 2012, assets in institutional accounts increased by $0.9 billion, or 8.0%, due to $1.6 billion in market appreciation and $0.1 billion in gross inflows, partially offset by $0.8 billion in gross outflows. Assets in retail accounts increased by $0.3 billion, or 13.6%, as a result of $0.4 billion in market appreciation and $0.1 billion in gross inflows, partially offset by $0.2 billion in gross outflows.

At March 31, 2012, our non-U.S. Value and Global Value investment strategies accounted for 43.5% of our AUM, compared to 35.0% at March 31, 2011.

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

Given the lower weighted average AUM in 2012 compared to 2011, our revenues for the three months ended March 31, 2012 decreased from our revenues for the three months ended March 31, 2011.  An increase in weighted average AUM and in revenues typically results in higher operating income and net income.  On the contrary, a decrease in weighted average AUM and in revenues typically results in lower operating income, net income, and operating margins.  We would expect pressure on our operating margins in the future if average AUM and revenues were to decline.  For the three months ended March 31, 2012, our operating expense decreased from its comparable 2011 period, due primarily to reductions in real estate expenses associated with the sublease of excess office space and lower compensation costs.

Revenues

Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three months ended March 31, 2012 and 2011 is described below:

	For the Three
	Months Ended March 31,
Revenue	2012	2011
	(in thousands)

Institutional Accounts	$17,350	$18,659
Retail Accounts	2,418	3,129
Total	$19,768	$21,788

Our total revenue decreased $2.0 million, or 9.2%, to $19.8 million for the three months ended March 31, 2012, from $21.8 million for the three months ended March 31, 2011.  This change was driven primarily by decreases in weighted average AUM, which decreased $1.9 billion, or 11.7%, to $14.3 billion for the three months ended March 31, 2012, from $16.2 billion for the three months ended March 31, 2011.  To the extent that we experience reductions in weighted average AUM, either through negative market performance or net client outflows, our revenue will be adversely affected.

Our weighted average fees were 0.552% and 0.539% for the three months ended March 31, 2012 and 2011, respectively. This increase was primarily due to a higher mix of assets in the Company’s institutional channel and its retail Emerging Markets strategy, which carry higher fee rates.  Weighted average assets in institutional accounts decreased $1.0 billion, or 7.8%, to $11.9 billion for the three months ended March 31, 2012, from $12.9 billion for the three months ended March 31, 2011, and had weighted average fees of 0.581% and 0.578%  for the three months ended March 31, 2012 and 2011, respectively.  Weighted average assets in retail accounts decreased $0.9 billion, or 27.3%, to $2.4 billion for the three months ended March 31, 2012, from $3.3 billion for the three months ended March 31, 2011, and had weighted average fees of 0.406% and 0.385% for the three months ended March 31, 2012 and 2011, respectively.  The increase in weighted average fees in retail accounts was due to a higher mix of assets in our retail Emerging Markets strategy, which carries a higher fee rate. The timing of asset flows in our other retail accounts also contributed to the change in our retail weighted-average fee rate.

Expenses

Our operating expense is driven primarily by our compensation costs.  The table below describes the components of our compensation expense for the three months ended March 31, 2012 and 2011:

	For the Three
	Months Ended March 31,
	2012	2011
	(in thousands)

Cash Compensation and Other Benefits	$7,487	$7,205
Other Non-Cash Compensation	686	1,183
Total Compensation and Benefits Expense	$8,173	$8,388

    Total operating expense decreased by $0.4 million, or 3.9%, to $9.9 million for the three months ended March 31, 2012, from $10.3 million for the three months ended March 31, 2011.  This decrease was primarily attributable to reductions in real estate expenses associated with the sublease of excess office space and lower compensation costs.

Compensation and benefits expense decreased by $0.2 million, or 2.4%, to $8.2 million for the three months ended March 31, 2012, from $8.4 million for the three months ended March 31, 2011.  This decrease was primarily attributable to the $0.5 million decrease in other non-cash compensation related to annual equity-based awards to our members, and arose in part as a result of a shift in compensation mix and the amortization of previously issued awards.  We would expect non-cash compensation expense in subsequent years to depend on the size and composition of awards granted under our equity incentive plans.

General and administrative expense decreased by $0.2 million, or 10.5%, to $1.7 million for the three months ended March 31, 2012, from $1.9 million for the three months ended March 31, 2011.  This decrease was due largely to reductions in real estate expense associated with the noncancelable sublease agreement we entered into in 2011.

Other Income/(Expense)

Other income was less than $0.1 million for the three months ended March 31, 2012, and consisted primarily of $0.9 million of net realized and unrealized gains from investments and $0.2 million in interest, dividend and other income.  This was partially offset by $1.0 million in expense related to adjustments to our liability to our selling and converting shareholders.  Other income was $0.1 million for the three months ended March 31, 2011, and consisted primarily of $0.3 million of net realized and unrealized gains from investments.  This was partially offset by $0.1 million in expense related to adjustments to our liability to our selling and converting shareholders, and $0.1 million in other expense.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.  The $0.6 million change in net realized and unrealized gains was due to investment performance.

Income Tax Expense

Our results for the three months ended March 31, 2012 and 2011 included the effects of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.  Our effective corporate tax rate, exclusive of these adjustments, was 42.8% for each of the three months ended March 31, 2012 and 2011.

Non-GAAP income before corporate income taxes used to calculate our income before income taxes for the three months ended March 31, 2012 and 2011 are as follows:

	For the Three
	Months Ended March 31,
	2012	2011
	(in thousands)

Income Before Income Taxes	$9,931	$11,580
Change in Liability to Selling and Converting Shareholders	973	117
Unincorporated Business Taxes	(633)	(767)
Net Income Attributable to Non-Controlling Interests	(8,678)	(9,340)
Non-GAAP Income Before Income Taxes	$1,593	$1,590

    Our non-GAAP effective corporate tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was determined as follows:

	For the Three Months Ended March 31,
	2012		2011
		% of Non-		% of Non-
		GAAP Pre-tax		GAAP Pre-tax
	Tax	Income	Tax	Income
	(in thousands)		(in thousands)

Federal Corporate Tax	$542	34.0%	$541	34.0%
State and Local Taxes, Net of Federal Benefit	140	8.8%	140	8.8%
Non-GAAP Effective Taxes	$682	42.8%	$681	42.8%

Income tax expense decreased $0.4 million, from $0.6 million for the three months ended March 31, 2011, to $0.2 million for the three months ended March 31, 2012.  The 2012 and 2011 income tax expense included $1.1 million and $0.9 million, respectively, of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset related to our tax receivable agreement.  Exclusive of these adjustments, the remaining income tax expense for three months ended March 31, 2012 consisted of $0.6 million in operating company unincorporated business taxes and $0.7 million of corporate income taxes.  On a similar basis, the remaining income tax expense for the three months ended March 31, 2011 consisted of $0.8 million of operating company unincorporated business taxes and $0.7 million of corporate income taxes.  The decrease in these taxes is attributable primarily to a decrease in taxable income.  A comparison of the GAAP effective tax rates for the three months ended March 31, 2012 and 2011 is not meaningful due to the valuation allowance adjustments.

Non-Controlling Interests

Net income attributable to non-controlling interests was $8.7 million for the three months ended March 31, 2012, and consisted of $8.2 million associated with our employees’ and outside investors’ approximately 83.7% weighted-average interest in the income of the operating company, and approximately $0.5 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships.  Net income attributable to non-controlling interests was $9.3 million for the three months ended March 31, 2011, and consisted primarily of $9.3 million associated with our employees’ and outside investors’ approximately 15.0% weighted-average interest in the income of the operating company.  The change in net income attributable to non-controlling interests reflects primarily the decrease in our weighted average AUM which had a corresponding negative impact on operating company revenues and income.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through the cash generated by our operations.  Distributions to members of our operating company have been our largest use of cash from financing activities.  Investing activities have historically been investments in our own investment strategies, purchases and sales of investments to fund our deferred compensation program, and, to a lesser extent, capital expenditures.

At March 31, 2012, our cash and cash equivalents was $27.8 million, inclusive of $2.1 million in cash held by our consolidated subsidiaries.  Advisory fees receivable was $16.2 million. We also had approximately $2.8 million in investments set aside to satisfy our obligations under our deferred compensation program.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations.  As an investment management firm, our business has been materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended March 31, 2012, our weighted average AUM and revenues decreased by 11.7% and 9.2%, respectively, compared to our weighted average AUM and revenues for the three months ended March 31, 2011.

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

Cash Flows

Operating activities provided $8.0 million and $12.9 million in cash flows for the three months ended March 31, 2012 and 2011, respectively. The year-over-year decrease in cash flows from operating activities was driven primarily by changes in working capital, in addition to a decrease in net income, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.

Investing activities consist primarily of capital expenditures, mutual fund contributions to, and redemptions from, our deferred compensation program, and related party activity.  For the three months ended March 31, 2012, investing activities generated $0.1 million.  For the three months ended March 31, 2011, investing activities used $0.7 million.  The increase in cash generated through investing activities was primarily attributable to a decrease of $1.0 million in purchases of investments in our deferred compensation plan and a decrease of $0.1 million in purchases of property and equipment, partially offset by a decrease of $0.3 million in proceeds from investments in our deferred compensation plan.

Financing activities consist primarily of borrowing arrangements and contributions from, and distributions to, non-controlling interests, which represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals made by our consolidated investment partnerships.  Financing activities used $15.3 million for the three months ended March 31, 2012, and used $6.6 million for the three months ended March 31, 2011.  The $8.7 million increase in cash used in financing activities is primarily due to timing of dividend and dividend equivalent payments made in March of 2012.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2012.

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

We believe that the accounting estimate related to the $60.0 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we are not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the institutional separate accounts we manage and the retail clients for which we act as sub-investment adviser.  As noted in Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2011, filed with the SEC on March 14, 2012, we experienced declines in AUM during the last three quarters of 2011, largely due to the volatility and disruption in the capital and credit markets.  During this period, we experienced declines in revenue and profitability, and there can be no assurance that there will not be declines in our AUM, revenue and profitability should volatility and disruption in the capital and credit markets occur again in the future.  An economic downturn, and volatility in the global financial markets, could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.

Our revenue for the three months ended March 31, 2012 and 2011 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of marketable securities and investments in mutual funds.  At March 31, 2012, the fair value of these assets was $2.1 million and $2.8 million, respectively.  Assuming a 10% increase or decrease, the fair value would have increased or decreased by $0.2 million and $0.3 million, respectively, at March 31, 2012.

Interest Rate Risk

Since the Company does not have any debt that bears interest at a variable rate, it does not have any direct exposure to interest rate risk at March 31, 2012.

Item 4.   Controls and Procedures.

During the course of their review of our consolidated financial statements as of March 31, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2012, the operating company granted an aggregate of 53,116 Class B units and the related 53,116 shares of Class B common stock to certain employee members.

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

Item 6.  Exhibits.

Exhibit	Description of Exhibit
10.1 31.1
Amendment, dated as of March 5, 2012, to Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. as the Managing Member of Pzena Investment Management, LLC and those Class B members whose signatures are affixed thereto (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (SEC File No. 001-33761)).
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

Dated: April 27, 2012

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer

By:	/s/ GREGORY S. MARTIN
	Name:	Gregory S. Martin
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)