Form 10-Q
period 2012-09-30
Pzena Investment Management, Inc.
filed 2012-11-05
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012
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

As of November 5, 2012, there were 11,244,490 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of November 5, 2012, there were 53,571,161 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and Cash Equivalents	$38,130	$35,083
Restricted Cash	1,030	1,030
Due from Broker	3,744	457
Advisory Fees Receivable	14,586	14,717
Investments, at Fair Value	5,106	4,919
Receivable from Related Parties	162	66
Other Receivables	144	54
Prepaid Expenses and Other Assets	425	688
Deferred Tax Asset, Net of Valuation Allowance of
$60,287 and $61,050, respectively	9,991	8,835
Property and Equipment, Net of Accumulated Depreciation
of $2,649 and $2,516, respectively	755	829
TOTAL ASSETS	$74,073	$66,678

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$15,371	$6,062
Due to Broker	1,741	-
Liability to Selling and Converting Shareholders	11,710	11,218
Lease Liability	1,335	1,795
Deferred Compensation Liability	975	1,173
Other Liabilities	206	206
TOTAL LIABILITIES	31,338	20,454

Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares
Authorized; None Outstanding)	-	-
Class A Common Stock (Par Value $0.01; 750,000,000
Shares Authorized; 11,244,490 and 10,575,089 Shares
Issued and Outstanding in 2012 and 2011, respectively)	112	105
Class B Common Stock (Par Value $0.000001; 750,000,000
Shares Authorized; 53,325,674 and 53,967,555 Shares
Issued and Outstanding in 2012 and 2011, respectively)	-	-
Additional Paid-In Capital	12,277	12,000
Retained Earnings	2,073	1,832
Total Pzena Investment Mangement, Inc.'s Equity	14,462	13,937
Non-Controlling Interests	28,273	32,287
TOTAL EQUITY	42,735	46,224
TOTAL LIABILITIES AND EQUITY	$74,073	$66,678

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

REVENUE	$18,861	$19,950	$56,968	$64,109

EXPENSES
Compensation and Benefits Expense	7,689	7,727	23,874	24,375
General and Administrative Expense	1,764	1,969	5,383	5,972
TOTAL OPERATING EXPENSES	9,453	9,696	29,257	30,347
Operating Income	9,408	10,254	27,711	33,762

OTHER INCOME/(EXPENSE)
Interest Income	51	72	146	144
Interest Expense	-	-	(26)	-
Dividend Income	43	29	101	100
Net Realized and Unrealized Gain/(Loss) from Investments	395	(1,150)	1,061	(709)
Change in Liability to Selling and Converting Shareholders	(1,684)	(50)	(2,342)	(2,307)
Other (Expense)	(44)	(61)	(11)	(232)
Total Other (Expense)	(1,239)	(1,160)	(1,071)	(3,004)
Income Before Income Taxes	8,169	9,094	26,640	30,758
Income Tax (Benefit)/Expense	(827)	1,500	953	1,567
Net Income	8,996	7,594	25,687	29,191
Less: Net Income Attributable to Non-Controlling Interests	7,733	7,097	22,803	26,178
Net Income Attributable to Pzena Investment Management, Inc.	$1,263	$497	$2,884	$3,013

Net Income for Basic Earnings per Share	$1,263	$497	$2,884	$3,013
Basic Earnings per Share	$0.12	$0.05	$0.27	$0.31
Basic Weighted Average Shares Outstanding	10,780,603	10,013,573	10,640,878	9,770,068

Net Income for Diluted Earnings per Share	$5,562	$497	15,594	$18,350
Diluted Earnings per Share	$0.09	$0.05	$0.24	$0.28
Diluted Weighted Average Shares Outstanding	65,404,610	10,013,573	65,382,457	65,011,182

Cash Dividends per Share of Class A Common Stock	$0.03	$0.03	$0.25	$0.09

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of	Shares of
	Class A	Class B	Class A	Additional	Retained	Non-Controlling
	Common Stock	Common Stock	Common Stock	Paid-In Capital	Earnings	Interests	Total

Balance at December 31, 2011	10,575,089	53,967,555	$105	$12,000	$1,832	$32,287	$46,224
Unit Conversion	722,521	(722,521)	7	384	-	(355)	36
Amortization of Non-Cash Compensation	-	9,500	-	181	-	917	1,098
Directors' Shares	-	-	-	36	-	174	210
Net Income	-	-	-	-	2,884	22,803	25,687
Repurchase and Retirement of Class A Common Stock	(53,120)	-	-	(252)	-	-	(252)
Repurchase and Retirement of Class B Units	-	(3,131)	-	(72)	-	57	(15)
Options Exercised	-	74,271	-	-	-	-	-
Class A Cash Dividends Declared and Paid ($0.25 per share)	-	-	-	-	(2,643)	-	(2,643)
Contributions from Non-Controlling Interests	-	-	-	-	-	45	45
Distributions to Non-Controlling Interests	-	-	-	-	-	(27,655)	(27,655)
Balance at September 30, 2012	11,244,490	53,325,674	$112	$12,277	$2,073	$28,273	$42,735

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

OPERATING ACTIVITIES
Net Income	$8,996	$7,594	$25,687	$29,191
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	56	104	171	311
Disposal of Fixed Assets	-	-	(93)	-
Non-Cash Compensation	722	1,039	2,073	3,402
Director Share Grant	70	70	210	210
Net Realized and Unrealized (Gain)/Loss from Investments	(395)	1,150	(1,061)	709
Change in Liability to Selling and Converting Shareholders	1,684	50	2,342	2,307
Deferred Income Taxes	(1,440)	905	(829)	(534)
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(184)	2,027	103	(27)
Due from Broker	(1,769)	2,064	(3,287)	401
Restricted Cash	-	(1)	-	(3)
Prepaid Expenses and Other Assets	144	112	200	428
Due to Broker	326	23	1,741	26
Accounts Payable, Accrued Expenses, and Other Liabilities	3,831	3,519	8,088	8,301
Tax Receivable Agreement Payments	-	-	(2,093)	(84)
Change in Lease Liability	(153)	-	(460)	-
Purchases of Investments	(24,861)	(6,513)	(56,284)	(26,928)
Proceeds from Sale of Investments	24,780	6,361	56,735	26,754
Net Cash Provided by Operating Activities	11,807	18,504	33,243	44,464

INVESTING ACTIVITIES
Purchases of Investments in Deferred Compensation Plan	(30)	-	(492)	(1,433)
Proceeds from Investments in Deferred Compensation Plan	-	-	544	847
Payments (to)/from Related Parties	(61)	(22)	(95)	-
Purchase of Property and Equipment	(3)	(4)	(4)	(155)
Net Cash Provided by/(Used in) Investing Activities	(94)	(26)	(47)	(741)

FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(127)	-	(252)	-
Repurchase and Retirement of Class B Units	(15)	(4)	(15)	(4)
Distributions to Non-Controlling Interests	(5,014)	(6,710)	(27,284)	(22,860)
Contributions from Non-Controlling Interests	-	200	45	450
Dividends	(317)	(298)	(2,643)	(876)
Net Cash Used in Financing Activities	(5,473)	(6,812)	(30,149)	(23,290)
NET CHANGE IN CASH	$6,240	$11,666	$3,047	$20,433

CASH AND CASH EQUIVALENTS - Beginning of Period	$31,890	$25,196	$35,083	$16,381
Effect of Consolidation of Affiliates	-	-	-	48
Net Change in Cash	6,240	11,666	3,047	20,433
CASH AND CASH EQUIVALENTS - End of Period	$38,130	$36,862	$38,130	$36,862

Supplementary Cash Flow Information:
In-Kind Distribution to Non-Controlling Interests of
Equity Securities, at Fair Value	$-	$-	$371	$-
Interest Paid	$-	$-	$26	$-
Income Taxes Paid	$577	$757	$2,310	$2,877

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

Pzena Investment Management, LLC is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of September 30, 2012, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following entities as of September 30, 2012:

		Operating Company's
		Ownership at
Legal Entity	Type of Entity (Date of Formation)	September 30, 2012
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Investment Funds Trust, Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	0.0%
Pzena International Value Service, a series of the Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	0.0%

Note 2—Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations.  The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest, which includes Pzena Investment Management Special Situations, LLC, and Pzena Investment Management, Pty.  The Company also consolidates variable-interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary, which includes Pzena Investment Funds Trust; Pzena Large Cap Value Fund (“Pzena Large Cap Value Fund”) and Pzena International Value Service, a series of Pzena Investment Management International, LLC (“Pzena International Value Fund”).  These majority-owned subsidiaries in which the Company has a controlling financial interest and the VIEs where the Company is deemed to be the primary beneficiary are collectively referred to as “consolidated subsidiaries.”  As required by the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company also consolidates or consolidated non-variable-interest entities in which it acts or acted as the general partner or managing member.  All of these entities represent or represented private investment partnerships over which the Company exercises or exercised control.  Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company.  All significant inter-company transactions and balances have been eliminated.

The operating company is the managing member of Pzena International Value Service.  As of February 1, 2011, as a result of a shift in the equity ownership of the entity on that date, the operating company was considered the primary beneficiary of this entity.  As a result, the entity was consolidated as of February 1, 2011.  At September 30, 2012, Pzena International Value Service’s $1.2 million in net assets were included in the Company’s consolidated statements of financial condition.

Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company.  A majority of the trustees do not hold equity investments in this trust.  Since the holders of the equity investments in this partnership lack a controlling financial interest in it, this entity is deemed to be a VIE.  The Company is considered the primary beneficiary of this VIE.  At September 30, 2012, Pzena Large Cap Value Fund’s $0.9 million in net assets were included in the Company’s consolidated statements of financial condition.

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

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

       VIEs that are not consolidated continue to receive investment management services from the Company, and are vehicles through which the Company offers its Global Value and/or International (formerly known as Europe, Australasia, and Far East (“EAFE”)) Value strategies.  The total net assets of these VIEs was approximately $155.5 million and $219.2 million at September 30, 2012 and December 31, 2011, respectively.  Neither the Company nor the operating company were exposed to losses as a result of its involvement with these entities because they had no direct investment in them.

The Company records in its own equity its pro-rata share of transactions that impact the operating company’s net equity, including unit and option issuances.  The operating company’s pro-rata share of such transactions are recorded as adjustments to additional paid-in capital or non-controlling interests, as applicable, on the consolidated statements of financial position.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the assets under management.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned.   In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually.  Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  The Company did not recognize any performance fee income for the three months ended September 30, 2012.  For the three months ended September 30, 2011, the Company recognized approximately $1.1 million in performance fee income.  For the nine months ended September 30, 2012 and 2011, the Company recognized approximately $0.3 million and $2.5 million, respectively, in performance fee income.

Earnings per Share:

Basic earnings per share is computed by dividing the Company’s net income attributable to its common stockholders by the weighted average number of shares outstanding during the reporting period.  For the three and nine months ended September 30, 2012 and 2011, the Company’s basic earnings per share was determined as follows:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and
	per share amounts)

Net Income for Basic Earnings per Share	$1,263	$497	$2,884	$3,013
Basic Weighted-Average Shares Outstanding	10,780,603	10,013,573	10,640,878	9,770,068
Basic Earnings per Share	$0.12	$0.05	$0.27	$0.31

      Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding operating company membership units, operating company phantom units, outstanding operating company unit options, shares of Class A common stock, and options to purchase Class A common stock, to the extent they would have a dilutive effect on net income per share for the reporting period. The calculation of diluted earnings per share is also adjusted to reflect the impact of the operating company’s unvested restricted Class B units, which have nonforfeitable rights to dividends and are considered participating securities. Net income for diluted earnings per share generally assumes all outstanding operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate, exclusive of one-time prior period adjustments and adjustments associated with both the valuation allowance and the liability to selling and converting shareholders. When this conversion results in an increase in earnings per share or a decrease in loss per share, diluted net income and diluted earnings per share are assumed to be equal to basic net income and basic earnings per share for the reporting period.

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

For the three and nine months ended September 30, 2012 and 2011, the Company’s diluted net income was determined as follows:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Net Income Attributable to Non-Controlling Interests of
Pzena Investment Management, LLC	$7,523	$7,811	$22,240	$26,841
Less: Assumed Corporate Income Taxes	3,224	3,348	9,530	11,504
Assumed After-Tax Income of Pzena Investment Management, LLC	$4,299	$4,463	$12,710	$15,337

Assumed After-Tax Income of Pzena Investment Management, LLC	$4,299	$4,463	$12,710	$15,337
Net Income of Pzena Investment Management, Inc.	1,263	497	2,884	3,013
Diluted Net Income¹	$5,562	$4,960	$15,594	$18,350

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

For the three and nine months ended September 30, 2012 and 2011, the Company’s diluted earnings per share were determined as follows:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and
	per share amounts)

Diluted Net Income Allocated to:
Class A Common Stock	$5,541	$497	$15,535	$18,350
Participating Class B Restricted Units	21	-	59	-
Total Diluted Net Income Attributable to Shareholders	$5,562	$497	$15,594	$18,350

Basic Weighted-Average Shares Outstanding	10,780,603	10,013,573	10,640,878	9,770,068
Dilutive Effect of Operating Company B Units	53,814,700	-	53,930,945	54,618,934
Dilutive Effect of Options	428,080	-	451,138	603,567
Dilutive Effect of Phantom Units	135,740	-	114,009	18,613
Dilutive Weighted-Average Shares Outstanding	65,159,123	10,013,573	65,136,970	65,011,182
Add: Participating Class B Restricted Units	245,487	-	245,487	-
Total Dilutive Weighted-Average Shares Outstanding	65,404,610	10,013,573	65,382,457	65,011,182

Diluted Earnings per Share	$0.09	$0.05	$0.24	$0.28

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

For the three and nine months ended September 30, 2012 and 2011, the following were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for the respective periods:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2012	2011	2012	2011

Operating Company Units	-	54,375,231	-	-
Options to Purchase Operating Company Units	3,498,352	3,648,117	3,475,294	1,653,060
Options to Purchase Shares of Class A Common Stock	961,750	961,750	961,750	961,750
Phantom Operating Company Units	158,598	152,701	180,329	30,000
Restricted Shares of Class A Common Stock	44,484	-	44,484	-
Participating Class B Restricted Units	-	-	-	-
Total	4,663,184	59,137,799	4,661,857	2,644,810

Cash and Cash Equivalents:

At September 30, 2012 and December 31, 2011, cash and cash equivalents was $38.1 million and $35.1 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposit and other accounts whose balances, at times, exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.  Dividends associated with the investments of the Company’s consolidated subsidiaries are recorded as dividend income on an ex-dividend basis in the consolidated statement of operations.

Restricted Cash:

The Company maintained a compensating balance of $1.0 million at September 30, 2012 and December 31, 2011 as collateral for a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its New York office space.  Such amounts are recorded in Restricted Cash in the consolidated statements of financial condition.

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

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

The following table presents these instruments’ fair value at September 30, 2012:

	Leve1 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$2,235	$-	$-
Investments in Mutual Funds	2,871	-	-
Total Fair Value	$5,106	$-	$-

    The following table presents these instruments’ fair value at December 31, 2011:

	Leve1 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$2,285	$-	$-
Investments in Mutual Funds	2,634	-	-
Total Fair Value	$4,919	$-	$-

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.  At September 30, 2012 and December 31, 2011, no allowance for doubtful accounts has been deemed necessary.

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

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

   The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized. At September 30, 2012, the Company had a $60.3 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock. At December 31, 2011, the Company had a $61.1 million valuation allowance against these deferred tax assets. The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

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

The functional currency of the Company is the United States Dollar.  The functional currency of the Company’s representative office in Australia is the Australian Dollar.  Assets and liabilities of this office are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  Any resulting unrealized cumulative translation adjustment is recorded net of taxes as a component of accumulated other comprehensive income in equity.  As of September 30, 2012, the Company did not record any accumulated other comprehensive income.

Note 3—Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	September 30,	December 31,
	2012	2011
	(in thousands)

Leasehold Improvements	$1,161	$1,100
Computer Hardware	970	972
Furniture and Fixtures	788	788
Office Equipment	271	271
Computer Software	214	214
Total	3,404	3,345
Less: Accumulated Depreciation and Amortization	(2,649)	(2,516)
Total	$755	$829

    Depreciation is included in general and administrative expense and totaled $0.1 million for each of the three months ended September 30, 2012 and 2011. Such expenses totaled $0.2 million and $0.3 million, respectively, for the nine months ended September 30, 2012 and 2011.

Note 4—Related Party Transactions

For the three months ended September 30, 2012 and 2011, the Company earned $0.3 million and $0.5 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company. For the nine months ended September 30, 2012 and 2011, the Company earned $1.2 million and $2.1 million, respectively, in such fees. The Company is not the primary beneficiary of these VIEs.

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

At both September 30, 2012 and December 31, 2011, the Company had approximately $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in Receivable from Related Parties on the consolidated statements of financial condition.  The Company is the sponsor and investment manager of this entity.

At both September 30, 2012 and December 31, 2011, Receivables from Related Parties included approximately $0.1 million of loans to employees.

The operating company manages the personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its two Executive Vice Presidents, pursuant to investment management agreements in which it has waived its regular advisory fees.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  In addition, the operating company manages the personal funds of some of its employees’ family members at reduced advisory fee rates.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees  and family members was approximately $0.1 million for the each of the three months ended September 30, 2012 and 2011.  For each of the nine months ended September 30, 2012 and 2011, the Company waived $0.3 million of such fees.

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

The Company leases office space under a non-cancelable operating lease agreement which expires on October 31, 2015.  The Company reflects minimum lease expense for its headquarters on a straight-line basis over the lease term.  During the year ended December 31, 2011, the Company entered into a noncancelable sublease agreement for certain excess office space associated with its operating lease agreement.  The sublease agreement also expires on October 31, 2015.

Lease expenses for the three months ended September 30, 2012 and 2011 were $0.3 million and $0.5 million, respectively, and are included in general and administrative expense.  Such expenses totaled $1.1 million and $1.5 million, respectively, for the nine months ended September 30, 2012 and 2011.

Note 6—Compensation and Benefits

Compensation and benefits expense to employees and employee members is comprised of the following:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Cash Compensation and Other Benefits	$6,967	$6,688	$21,801	$20,973
Non-Cash Compensation	722	1,039	2,073	3,402
Total Compensation and Benefits Expense	$7,689	$7,727	$23,874	$24,375

      For the three and nine months ended September 30, 2012 and 2011, the operating company granted no options to purchase units in the operating company pursuant to the Pzena Investment Management, LLC 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) and the Company granted no options to purchase shares of Class A common stock pursuant to the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (the “2007 Equity Incentive Plan”).

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

        For the nine months ended September 30, 2012 and 2011, the operating company granted 53,116 and 6,000, respectively, restricted operating company Class B units, and the related shares of Class B common stock, pursuant to the 2006 Equity Incentive Plan.  No such units were granted for the three months ended September 30, 2012 and 2011.  These unit grants each vest ratably over a four-year period commencing January 1, 2012 and 2011, respectively.

For the three and nine months ended September 30, 2012, the Company granted 44,484 shares of  restricted Class A common stock pursuant to the 2007 Equity Incentive Plan.  This grant vests on a graded vesting schedule over a three-year period commencing on January 1, 2013.  No such shares were granted for the three or nine months ended September 30, 2011.

For the three months ended September 30, 2012 and 2011, the Company recognized approximately $0.3 million and $0.7 million, respectively, in compensation and benefits expense associated with the amortization of all unvested operating company Class B unit and option grants issued under the 2006 Equity Incentive Plan, and unvested shares of Class A common stock and option grants issued under the 2007 Equity Incentive Plan.  For the nine months ended September 30, 2012 and 2011, the Company recognized approximately $0.9 million and $2.0 million, respectively, in such compensation and benefits expense.

Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  Amounts deferred may be credited to an investment account, take the form of phantom Class B units, or be invested in money market funds at the employee’s discretion, and vest ratably over four years.  As of September 30, 2012 and December 31, 2011, the liability associated with deferred compensation investment accounts was approximately $1.0 million and $1.2 million, respectively, which is recorded in the deferred compensation liability on the consolidated statements of financial condition.  For the three months ended September 30, 2012 and 2011, the Company recognized approximately $0.4 million, and $0.3 million, respectively, in compensation and benefits expense associated with the amortization of all unvested deferred compensation awards associated with the Bonus Plan.  For the nine months ended September 30, 2012 and 2011, the Company recognized approximately $1.2 million and $1.3 million, respectively, in such expense.

As of September 30, 2012 and December 31, 2011, the Company had approximately $1.9 million and $2.1 million, respectively, in unrecorded compensation expense related to unvested operating company phantom Class B units issued pursuant to its deferred compensation plan, operating company Class B unit and option grants issued under the 2006 Equity Incentive Plan, and shares of Class A common stock and option grants issued under the 2007 Equity Incentive Plan.

The Company issues to certain of its employees delayed-vesting cash awards.  For the three and nine months ended September 30, 2012 and 2011, no such awards were granted.  Delayed-vesting cash awards have varying vesting schedules, with $0.8 million to be paid at the end of 2012, and the remaining $0.4 million to be paid at the end of 2013.

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

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

The components of the income tax expense are as follows:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Current Provision:
Unincorporated Business Taxes	$613	$595	$1,782	$2,100
Local Corporate Tax	-	-	-	-
State Corporate Tax	-	-	-	-
Federal Corporate Tax	-	-	-	-
Total Current Provision	$613	$595	$1,782	$2,100

Deferred Provision:
Unincorporated Business Taxes	$(19)	$1	$(4)	$(38)
Local Corporate Tax	75	71	214	235
State Corporate Tax	130	124	376	413
Federal Corporate Tax	449	427	1,283	1,420
Total Deferred Provision	$635	$623	$1,869	$2,030

Change in Valuation Allowance	(2,075)	282	(2,698)	(2,563)

Total Income Tax (Benefit)/Expense	$(827)	$1,500	$953	$1,567

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.  It is the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax (Benefit)/Expense on the consolidated statement of operations.  For the three and nine months ended September 30, 2012 and 2011, no such expenses were recognized.  As of September 30, 2012 and December 31, 2011, no such accruals were recorded.

The Company and the operating company are generally no longer subject to U.S. federal or state and local income tax examinations by tax authorities for any year prior to 2009.  All tax years subsequent to, and including, 2009 are considered open and subject to examination by tax authorities.

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

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

As discussed further in Note 11, Equity, below, on August 31, 2012, September 15, 2011, and March 28, 2011, certain of the operating company’s members exchanged an aggregate of 722,521, 670,902, and 536,528, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock.  The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $2.2 million deferred tax asset associated with this exchange and a corresponding $1.9 million liability to selling and converting shareholders on August 31, 2012, a $1.5 million deferred tax asset and corresponding $1.3 million liability to converting shareholders on September 15, 2011, and a $2.4 million deferred tax asset corresponding $2.0 million liability to selling and converting shareholders on March 28, 2011.  Subsequently, the Company established a $1.9 million, a $1.3 million, and a $2.1 million valuation allowance during the three months ended September 30, 2012, September 30, 2011, and March 31, 2011, respectively, to reduce the deferred tax asset to an amount more likely than not to be realized.  These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders by $1.6 million, $1.1 million, and $1.8 million during the three months ended September 30, 2012, September 30, 2011, and March 31, 2011, respectively, to reflect this change in the estimated realization of these assets.  As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

During the three months ended September 30, 2012, the Company’s valuation allowance was reduced by approximately $2.1 million, due to revised estimates of future taxable income.  For the nine months ended September 30, 2012, the Company’s valuation allowance was reduced by approximately $2.7 million, due to revised estimates of future taxable income.  To reflect this change in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $1.7 million for the three months ended September 30, 2012, and, increased its liability to selling and converting shareholders by $2.3 million for the nine months ended September 30, 2012.  As of September 30, 2012 and December 31, 2011, the net values of all deferred tax assets were approximately $10.0 million and $8.8 million, respectively.

During the three months ended September 30, 2011, after giving effect to the exchange discussed earlier, the Company’s valuation allowance was increased by approximately $0.3 million, due to revised estimates of future taxable income.  For the nine months ended September 30, 2011, the Company’s valuation allowance was decreased by approximately $2.6 million, due to revised estimates of future taxable income.  To reflect this change in the estimated realization of the asset, the Company correspondingly increased its liability to selling and converting shareholders by $0.1 million for the three months ended September 30, 2011, and, decreased its liability to selling and converting shareholders by $2.3 million for the nine months ended September 30, 2011.  The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.

The change in the Company’s deferred tax assets, net of valuation allowance, for the three and nine months ended September 30, 2012 is summarized as follows:

			Valuation
	Section 754	Other	Allowance	Total
	(in thousands)

Balance at December 31, 2011	$66,224	$3,661	$(61,050)	$8,835
Deferred Tax Expense	(823)	158	-	(665)
Change in Valuation Allowance	-	-	1,069	1,069
Balance at March 31, 2012	$65,401	$3,819	$(59,981)	$9,239
Deferred Tax Expense	(835)	320	-	(515)
Change in Valuation Allowance	-	-	(446)	(446)
Balance at June 30, 2012	$64,566	$4,139	$(60,427)	$8,278
Deferred Tax Expense	(843)	203	-	(640)
Unit Exchange	2,213	-	(1,935)	278
Change in Valuation Allowance	-	-	2,075	2,075
Balance at September 30, 2012	$65,936	$4,342	$(60,287)	$9,991

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the three and nine months ended September 30, 2012, is summarized as follows:

Total
(in thousands)

Balance at December 31, 2011	$(13)
Deferred Tax Expense	(59)
Balance at March 31, 2012	$(72)
Deferred Tax Expense	5
Balance at June 30, 2012	$(67)
Deferred Tax Expense	5
Balance at September 30, 2012	$(62)

The change in the Company’s deferred tax assets, net of valuation allowance, for the three and nine months ended September 30, 2011 is summarized as follows:

			Valuation
	Section 754	Other	Allowance	Total
	(in thousands)

Balance at December 31, 2010	$65,468	$2,797	$(59,431)	$8,834
Deferred Tax Expense	(777)	96	-	(681)
Unit Exchange	2,381	-	(2,075)	306
Change in Valuation Allowance	-	-	865	865
Balance at March 31, 2011	$67,072	$2,893	$(60,641)	$9,324
Deferred Tax Expense	(816)	71	-	(745)
Change in Valuation Allowance	-	-	1,980	1,980
Balance at June 30, 2011	$66,256	$2,964	$(58,661)	$10,559
Deferred Tax Expense	(789)	166	-	(623)
Unit Exchange	1,544	-	(1,339)	205
Change in Valuation Allowance	-	-	(282)	(282)
Balance at September 30, 2011	$67,011	$3,130	$(60,282)	$9,859

The change in the Company’s deferred tax liabilities for the three and nine months ended September 30, 2011 is summarized as follows:

Total
(in thousands)

Balance at December 31, 2010	$(51)
Deferred Tax Expense	1
Balance at March 31, 2011	$(50)
Deferred Tax Expense	19
Balance at June 30, 2011	$(31)
Deferred Tax Expense	-
Balance at September 30, 2011	$(31)

As of September 30, 2012 and December 31, 2011, the net values of the liability to selling and converting shareholders were approximately $11.7 million and $11.2 million, respectively.

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

Note 8—Investments, at Fair Value

Investments in equity securities consisted of the following at September 30, 2012:

		Unrealized
	Cost	Gain/(Loss)	Fair Value
	(in thousands)

Equity Securities	$2,109	$126	$2,235
Investments in Mutual Funds	2,531	340	2,871
Total	$4,640	$466	$5,106

Investments in equity securities consisted of the following at December 31, 2011:

		Unrealized
	Cost	Gain/(Loss)	Fair Value
	(in thousands)

Equity Securities	$2,382	$(97)	$2,285
Investments in Mutual Funds	2,542	92	2,634
Total	$4,924	$(5)	$4,919

Note 9—Non-Controlling Interests

Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Non-Controlling Interests of Pzena Investment Management, LLC	$7,523	$7,811	$22,240	$26,841
Non-Controlling Interests of Consolidated Subsidiaries	210	(714)	563	(663)
Non-Controlling Interests	$7,733	$7,097	$22,803	$26,178

    Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals made by the Company’s consolidated subsidiaries.

Note 10—Members’ Equity Interests of Operating Company

Except as otherwise provided by law, the liability of a member of the operating company is limited to the amount of its capital account. A member may transfer or assign all or any part of its membership interest only with the prior written consent of the Company, which may be withheld in its sole discretion. Any transferee admitted as a member shall succeed to the capital account, or portion thereof, transferred or assigned, as if no such transfer or assignment had occurred.

Note 11—Equity

The Company functions as the sole managing member of the operating company. As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income. Class A and Class B units of the operating company have the same economic rights per unit. As of September 30, 2012, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 17.3% and 82.7%, respectively, of the economic interests in the operations of the business.

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

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

On August 31, 2012, September 15, 2011, and March 28, 2011, certain of the operating company’s members exchanged an aggregate of 772,521, 670,902, and 536,528, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock.  The acquisition of additional operating company membership interest was treated as a reorganization of entities under common control as required by the Business Combinations Topic of the FASB ASC.

During the nine months ended September 30, 2012, a net amount of 74,271 options to purchase Class B units were exercised.

The Company’s current share repurchase program was announced on April 24, 2012.  The Board of Directors authorized the Company to repurchase an aggregate of $10 million of the Company’s outstanding Class A common stock and the operating company’s Class B units on the open market and in private transactions in accordance with applicable securities laws.  The timing, number and value of common shares and units repurchased are subject to the Company’s discretion.  The Company’s share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, for any reason.

During the three months ended September 30, 2012, the Company purchased and retired 24,666 shares of Class A common stock and 3,131 Class B units under the current repurchase authorization at an average price per share of $5.15 and $5.03, respectively.  During the nine months ended September 30, 2012, the Company repurchased and retired 53,120 shares of Class A common stock and 3,131 Class B units under the repurchase authorization at an average price of $4.74 and $5.03, respectively.  The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Note 12—Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At September 30, 2012, our assets under management, or AUM, was $16.8 billion.  We manage separate accounts on behalf of institutions and high net worth individuals, and act as sub-investment adviser for a variety of SEC-registered mutual funds and offshore funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of September 30, 2012, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 17.3% and 82.7%, respectively, of the economic interests in the operations of our business.

Non-GAAP Net Income

Our results for the three and nine months ended September 30, 2012, and 2011 include the recurring adjustments related to the Company’s tax receivable agreement and the associated liability to its selling and converting shareholders.  We believe that these accounting adjustments add a measure of non-operational complexity which partially obscures the underlying performance of our business.  In evaluating our financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $5.2 million and $0.08, respectively, for the three months ended September 30, 2012, and $5.3 million and $0.08, respectively, for the three months ended September 30, 2011.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $15.2 million and $0.23, respectively for the nine months ended September 30, 2012, and $18.1 million and $0.28, respectively, for the nine months ended September 30, 2011.  GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of one-time prior period adjustments and the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.  Our effective tax rate, exclusive of these adjustments, was approximately 42.9% for the each of the three and nine months ended September 30, 2012 and 2011, as noted in the section “Operating Results - Income Tax Expense” below.

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

    A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)

GAAP Net Income	$1,263	$497	$2,884	$3,013
Net Effect of Tax Receivable Agreement	(391)	332	(356)	(256)
Non-GAAP Net Income	$872	$829	$2,528	$2,757

GAAP Income Attributable to Non-Controlling Interest
of Pzena Investment Management, LLC	$7,523	$7,811	$22,240	$26,841
Less: Assumed Corporate Income Taxes	3,224	3,348	9,530	11,504
Assumed After-Tax Income of Pzena Investment Management, LLC	$4,299	$4,463	$12,710	$15,337
Non-GAAP Net Income of Pzena Investment Management, Inc.	872	829	2,528	2,757
Non-GAAP Diluted Net Income	$5,171	$5,292	$15,238	$18,094

Non-GAAP Diluted Earnings Per Share Attributable to
Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$5,171	$5,292	$15,238	$18,094
Non-GAAP Diluted Earnings Per Share	$0.08	$0.08	$0.23	$0.28
Non-GAAP Diluted Weighted-Average Shares Outstanding	65,404,610	64,910,014	65,382,457	65,011,182

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

Expenses

Our expenses consist primarily of compensation and benefits expense, as well as general and administrative expense.  These expenses may fluctuate due to a number of factors, including the following:

•
variations in the level of total compensation expense due to, among other things, bonuses, awards of equity to our employees and employee members of our operating company, changes in our employee count and mix, and competitive factors; and

•	expenses, such as rent, professional service fees and data-related costs, incurred, as necessary, to run our business.

Compensation and Benefits Expense

Our largest expense is compensation and benefits, which includes the salaries, bonuses, equity-based compensation, and related benefits and payroll costs attributable to our employee members and employees.  Compensation and benefits packages are benchmarked against relevant industry and geographic peer groups in order to attract and retain qualified personnel.

Pursuant to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”), we have issued restricted units and options to purchase units in our operating company.  Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), we have issued shares of  nonparticipating restricted Class A common stock and options to acquire shares of our Class A common stock.

We use a fair-value method in recording the compensation expense associated with the granting of restricted units, restricted common stock, and options to purchase units and common stock, to new and existing employee members and employees of our operating company under the 2006 and 2007 Equity Incentive Plans.  Under this method, compensation expense is measured at the grant-date based on the estimated fair value of the award and is recognized over the award’s vesting period.

The fair value of awarded restricted Class B units is determined by reference to the market price of our Class A common stock on the date of grant, since these units are exchangeable for shares of our Class A common stock on a one-for-one basis. For each of the three months ended September 30, 2012 and 2011, there were no restricted operating company Class B units granted.  For the nine months ended September 30, 2012 and 2011, we granted 53,116 and 6,000, respectively, restricted operating company Class B units, and the related shares of Class B common stock, under the 2006 Equity Incentive Plan.

The fair value of awarded restricted shares of Class A common stock is determined based on the closing market price of our Class A common stock on the date of grant, net of the present value of the dividends using the applicable risk-free interest rate, as these nonparticipating restricted shares of Class A common stock are not entitled to dividends or dividend equivalents while unvested.  For the three and nine months ended September 30, 2012, we granted 44,484 shares of nonparticipating restricted Class A common stock pursuant to the 2007 Equity Incentive Plan.  No such shares were granted for the three or nine months ended September 30, 2011.

For each of the three months ended September 30, 2012 and 2011, we recognized approximately $0.2 million in compensation and benefits expense associated with the amortization of all unvested restricted operating company Class B units and unvested shares of Class A common stock.  For the nine months ended September 30, 2012 and 2011, we recognized approximately $0.7 million and $0.5 million, respectively, in such compensation and benefits expense.

The fair value of the options to purchase Class B units and Class A common stock is determined by using an appropriate option pricing model on the grant-date.  For the three and nine months ended September 30, 2012 and 2011, there were no options granted to purchase units or shares of common stock under the 2006 and 2007 Equity Incentive Plans.  For the three months ended September 30, 2012 and 2011, we recognized approximately $0.1 million and $0.5 million, respectively, in compensation and benefits expense associated with the amortization of all unvested options to acquire operating company Class B units and unvested options to acquire Class A common stock issued under the 2006 and 2007 Equity Incentive Plans.  For the nine months ended September 30, 2012 and 2011, we recognized approximately $0.2 million and $1.6 million, respectively, in such expense.

Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  These deferred amounts may be invested, at the employee’s discretion, in certain third-party mutual funds, restricted phantom units of our operating company, or money market funds.  Amounts deferred in any calendar year reduce that year’s cash compensation expense and are amortized ratably over a four-year period commencing the following year.  At September 30, 2012 and December 31, 2011, the liability associated with deferred compensation investment accounts was approximately $1.0 million and $1.2 million, respectively, and is recorded as deferred compensation liability on the consolidated statements of financial condition.  For the three months ended September 30, 2012 and 2011, we recognized approximately $0.4 million and $0.3 million, respectively, in compensation and benefits expense associated with the amortization of all deferred compensation awards.  For the nine months ended September 30, 2012 and 2011, we recognized approximately $1.2 million and $1.3 million, respectively, in such expense.

As of September 30, 2012, we had approximately $1.9 million in total unrecorded compensation expense related to unvested operating company phantom units issued pursuant to our Bonus Plan, shares of Class A common stock, and operating company unit and option grants issued under the 2006 and 2007 Equity Incentive Plan. We expect that the amortization of these amounts will be approximately $1.5 million in 2012, $0.9 million in 2013, $0.4 million in 2014 and $0.1 million in 2015.

We have historically granted delayed-vesting cash awards to certain of our employee members.  These delayed-vesting cash awards have varying vesting schedules, with $0.8 million to be paid in 2012 and the remaining $0.4 million to be paid in 2013.

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

Other (Expense)

Other (expense) is derived primarily from investment income or loss arising from our consolidated subsidiaries, our investments in various private investment vehicles that we employ to incubate new strategies, income or loss generated by our investments in third-party mutual funds, and interest income generated on our cash balances.  Other (expense) is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was executed in connection with our reorganization and offering on October 30, 2007.  As discussed further below under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our acquisitions of our operating company’s units from our selling and converting shareholders.  Amounts waived by our selling and converting shareholders, if any, reduce this liability.  We expect the interest and investment components of other (expense), in the aggregate, to fluctuate based on market conditions and the performance of our consolidated investment partnerships and other investments.

Non-Controlling Interests

Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence.  We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As a result, our income is generated by our economic interest in our operating company’s net income.  As of September 30, 2012, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 17.3% and 82.7%, respectively, of the economic interests in the operations of the business.

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

 Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  As of September 30, 2012 and December 31, 2011, our valuation allowance against the deferred tax asset associated with our acquisition of operating company units in conjunction with the offering and subsequent exchanges was $60.3 million and $61.1 million, respectively.

Operating Results

Assets Under Management and Flows

As of September 30, 2012, approximately $16.8 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The performance of our largest investment strategies as of September 30, 2012 is further described below.  As of July 1, 2012, we launched a Large Cap Diversified Value strategy which, by asset size, is now one of our largest investment strategies.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to September 30, 2012, and in the five-year, three-year, and one-year periods ended September 30, 2012, relative to the performance of: (i) the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy, and (ii) the S&P 500® Index, which is provided for the limited purpose of providing a comparison to the broader equity market.

	Period Ended September 30, 2012(1)
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (October 2000)
Annualized Gross Returns	4.5%	(3.5)%	7.9%	26.5%
Annualized Net Returns	4.0%	(4.0)%	7.4%	25.9%
Russell 1000® Value Index	4.3%	(0.9)%	11.8%	30.9%
S&P 500® Index	2.0%	1.0%	13.2%	30.2%
Global Value (January 2004)
Annualized Gross Returns	2.4%	(6.2)%	3.3%	23.3%
Annualized Net Returns	1.6%	(6.8)%	2.6%	22.6%
MSCI World(SM) Index(2)	4.8%	(2.1)%	7.5%	21.6%
S&P 500® Index	5.1%	1.0%	13.2%	30.2%
Large Cap Diversified Value (July 2012)
Annualized Gross Returns(4)	6.4%	—	—	—
Annualized Net Returns(4)	6.4%	—	—	—
Russell 2000® Value Index	6.5%	—	—	—
S&P 500® Index	6.3%	—	—	—
International Diversified Value (November 2008)(3)
Annualized Gross Returns	13.2%	—	2.6%	19.0%
Annualized Net Returns	12.9%	—	2.4%	18.7%
MSCI EAFE® Index(2)	8.5%	—	2.1%	13.7%
S&P 500® Index	13.2%	—	13.2%	30.2%
Value Service (January 1996)
Annualized Gross Returns	9.7%	(2.6)%	9.6%	29.0%
Annualized Net Returns	8.9%	(3.3)%	8.8%	28.2%
Russell 1000® Value Index	7.8%	(0.9)%	11.8%	30.9%
S&P 500® Index	7.1%	1.0%	13.2%	30.2%
Small Cap Value (January 1996)
Annualized Gross Returns	13.3%	5.1%	13.2%	37.4%
Annualized Net Returns	12.1%	4.1%	12.1%	36.0%
Russell 2000® Value Index	9.2%	1.3%	11.7%	32.6%
S&P 500® Index	7.1%	1.0%	13.2%	30.2%

(1)	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

(2)	Net of applicable withholding taxes and presented in U.S.$.

(3)	Formerly known as EAFE Diversified Value

(4)	The Large Cap Diversified Value strategy, launched in July 2012, Annualized Gross and Net returns are the same due to timing of advisory fee payments.

Large Cap Value.  We screen a universe of the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in October 2000. At September 30, 2012, the Large Cap Value strategy generated a one-year annualized gross return of 26.5%, underperforming both its benchmark and the broader equity market in general. This underperformance relative to the benchmark was due primarily to our stock selection within the consumer discretionary and energy sectors and our overweight investment exposure to the technology sector, partially offset by our investment exposure to the materials sector and stock selection within the financial services sector.

Global Value.  We screen a universe of the 1,500 largest non U.S.-listed companies, based on market capitalization, and the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 40 to 60 stocks. We launched this strategy in January 2004. At September 30, 2012, the Global Value strategy generated a one-year annualized gross return of 23.3%, outperforming its benchmark and underperforming the broader equity market in general.  This outperformance relative to the benchmark was due primarily to our stock selection within the industrials, materials and consumer discretionary sectors, partially offset by our stock selection within the information technology sector.

Large Cap Diversified Value.  We screen a universe of the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 50 to 80 stocks. We launched this strategy in July 2012. At September 30, 2012, the Large Cap Value strategy generated a gross return of 6.4% since inception, relatively even with both its benchmark and the broader equity market in general.

International Diversified Value (formerly known as EAFE Diversified Value).  We screen a universe of the 1,500 largest non-U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 60 to 100 stocks. We launched this strategy in November 2008. At September 30, 2012, the International Diversified Value strategy generated a one-year annualized gross return of 19.0%, outperforming its benchmark and underperforming the broader equity market in general.  This outperformance relative to the benchmark was due primarily to our stock selection within the consumer discretionary, industrials, and materials sectors, partially offset by our stock selection within the financial services sector.

Value Service.  We screen a universe of the 1,000 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in January 1996. At September 30, 2012, the Value strategy generated a one-year annualized gross return of 29.0%, underperforming both its benchmark and the broader equity market in general.  This underperformance relative to the benchmark was due primarily to our overweight investment exposure to the technology sector and stock selection within the producer durables sector, partially offset by our investment exposure to the materials sector.

Small Cap Value.  We screen a universe of U.S.-listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization, to build a portfolio generally consisting of 40 to 50 stocks. We launched this strategy in January 1996. At September 30, 2012, the Small Cap Value strategy generated a one-year annualized gross return of 37.4%, outperforming both its benchmark and the broader equity market in general. This outperformance relative to the benchmark was due primarily to our stock selection within the financial services and materials sectors, and our underweight investment exposure to the utilities sector, partially offset by our investment exposure to the consumer discretionary sector.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional accounts and our retail accounts for the three and nine months ended September 30, 2012 and 2011, and the twelve months ended September 30, 2012, is described below.  Inflows are composed solely of the investment of new or additional assets by new or existing clients.  Outflows consist solely of redemptions of assets by existing clients.

					For the Twelve
	For the Three		For the Nine		Months Ended
	Months Ended September 30,		Months Ended September 30,		September 30,
Assets Under Management	2012	2011	2012	2011	2012
	(in billions)
Institutional Accounts
Assets
Beginning of Period	$10.9	$12.9	$11.3	$12.5	$10.0
Inflows	0.3	0.3	0.7	1.3	1.3
Outflows	(0.7)	(0.4)	(2.3)	(1.6)	(2.7)
Net Flows	(0.4)	(0.1)	(1.6)	(0.3)	(1.4)
Market Appreciation/(Depreciation)	0.7	(2.8)	1.5	(2.2)	2.6
End of Period	$11.2	$10.0	$11.2	$10.0	$11.2

Retail Accounts
Assets
Beginning of Period Assets	$2.2	$3.0	$2.2	$3.1	$2.2
Inflows	3.3	0.2	3.5	0.8	3.8
Outflows	(0.3)	(0.4)	(0.7)	(1.3)	(1.2)
Net Flows	3.0	(0.2)	2.8	(0.5)	2.6
Market Appreciation/(Depreciation)	0.4	(0.6)	0.6	(0.4)	0.8
End of Period	$5.6	$2.2	$5.6	$2.2	$5.6

Total
Assets
Beginning of Period	$13.1	$15.9	$13.5	$15.6	$12.2
Inflows	3.6	0.5	4.2	2.1	5.1
Outflows	(1.0)	(0.8)	(3.0)	(2.9)	(3.9)
Net Flows	2.6	(0.3)	1.2	(0.8)	1.2
Market Appreciation/(Depreciation)	1.1	(3.4)	2.1	(2.6)	3.4
End of Period	$16.8	$12.2	$16.8	$12.2	$16.8

The following table describes the allocation of our AUM among our investment strategies, as of September 30, 2012 and 2011:

	AUM at September 30,
Investment Strategy	2012	2011
	(in billions)

U.S. Value Strategies	$10.8	$7.4
Global Value Strategies	4.0	3.0
Non-U.S. Value Strategies	2.0	1.8
Total	$16.8	$12.2

During the twelve months ended September 30, 2012, our AUM increased $4.6 billion, or 37.7%, from $12.2 billion at September 30, 2011, to $16.8 billion at September 30, 2012.  This increase is primarily due to large inflows in our retail Large Cap Diversified Value Strategy and market appreciation during the twelve months ended September 30, 2012.

At September 30, 2012, we managed $11.2 billion in institutional accounts and $5.6 billion in retail accounts, for a total of $16.8 billion in assets.  For the three months ended September 30, 2012, we experienced total gross inflows of $3.6 billion, which were partially offset by total gross outflows of $1.0 billion.  For the three months ended September 30, 2012, assets in institutional accounts increased by $0.3 billion, or 2.8%, due to $0.7 billion in market appreciation and $0.3 billion in gross inflows, partially offset by $0.7 billion in gross outflows. Assets in retail accounts increased by $3.4 billion, or 154.5%, as a result of $3.3 billion in inflows and $0.4 billion in market appreciation, partially offset by $0.3 billion in gross outflows.  Retail inflows are primarily associated with our mandate to manage 28% of the Vanguard Windsor Fund as of the beginning of August 2012.

For the nine months ended September 30, 2012, we experienced total gross inflows of $4.2 billion, which were partially offset by total gross outflows of $3.0 billion.  For the nine months ended September 30, 2012, assets in institutional accounts decreased by $0.1 billion, or 0.9%, due to $2.3 billion in gross outflows, partially offset by $0.7 billion in gross inflows and $1.5 billion in market appreciation.  Assets in retail accounts increased by $3.4 billion, or 154.5%, as a result of $3.5 billion in gross inflows and $0.6 billion in market appreciation, partially offset by $0.7 billion in gross outflows.  As mentioned above, retail inflows are primarily associated with our mandate to manage 28% of the Vanguard Windsor Fund as of the beginning of August 2012.

Our revenues are generally correlated with the levels of our weighted average AUM.  Our weighted average AUM fluctuates based on changes in the market value of accounts advised and managed by us, and on our fund flows.  Since we are long-term fundamental investors, we believe that our investment strategies yield the most benefits, and are best evaluated, over a long-term timeframe.  We believe that our investment strategies are generally evaluated by our clients and our potential future clients based on their relative performance since inception, and the previous one-year, three-year, and five-year periods.  There has typically been a correlation between our strategies’ investment performance and the size and direction of asset flows over the long term.  To the extent that our returns for these periods outperform client benchmarks, we would generally anticipate increased asset flows over the long term.  Correspondingly, negative returns relative to client benchmarks could cause existing clients to reduce their exposure to our products, or hinder new client acquisition.

In addition, an increase in weighted average AUM and in revenues typically results in higher operating income and net income while a decrease in weighted average AUM and in revenues typically results in lower operating income, net income, and operating margins.  We would expect pressure on our operating income, net income, and operating margins in the future if average AUM and revenues were to decline.

Revenues

Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three and nine months ended September 30, 2012 and 2011 is described below:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
Revenue	2012	2011	2012	2011
	(in thousands)

Institutional Accounts	$15,741	$17,363	$49,110	$55,406
Retail Accounts	3,120	2,587	7,858	8,703
Total	$18,861	$19,950	$56,968	$64,109

Three Months Ended September 30, 2012 versus September 30, 2011

Our total revenue decreased $1.1 million, or 5.5%, to $18.9 million for the three months ended September 30, 2012, from $20.0 million for the three months ended September 30, 2011.  This change was driven primarily by the lack of performance fees recognized during the three months ended September 30, 2012 compared to $1.1 million of performance fees recognized for the three months ended September 30, 2011.

Our weighted average fees were 0.508% and 0.560% for the three months ended September 30, 2012 and 2011, respectively. This decrease was primarily due to the decrease in performance fees recognized during the three months ended September 30, 2012 as discussed above combined with the partial period impact of a higher mix of assets in our retail Large Cap Diversified Value Strategy, which carries a lower fee rate.

Weighted average assets in institutional accounts decreased $0.8 billion, or 6.8%, to $10.9 billion for the three months ended September 30, 2012, from $11.7 billion for the three months ended September 30, 2011, and had weighted average fees of 0.575% and 0.597%  for the three months ended September 30, 2012 and 2011, respectively.  The decrease in weighted average fees in institutional accounts was primarily due to no performance fees being recognized during the third quarter of 2012.

Weighted average assets in retail accounts increased $1.3 billion, or 50%, to $3.9 billion for the three months ended September 30, 2012, from $2.6 billion for the three months ended September 30, 2011, and had weighted average fees of 0.321% and 0.395% for the three months ended September 30, 2012 and 2011, respectively.  The decrease in weighted average fees in retail accounts was primarily due to a higher mix of assets in our retail Large Cap Diversified Value strategy, which carries a lower fee rate.

 Nine Months Ended September 30, 2012 versus September 30, 2011

Our total revenue decreased $7.1 million, or 11.1%, to $57.0 million for the nine months ended September 30, 2012, from $64.1 million for the nine months ended September 30, 2011.  This decrease was driven primarily by a $1.1 billion decrease in weighted average AUM, or 7.1%, to $14.4 billion for the nine months ended September 30, 2012, from $15.5 billion for the nine months ended September 30, 2011.  The decrease was also attributable to a reduction in performance fees recognized during the nine months ended September 30, 2012.  Such performance fees generated $0.3 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively.  As noted above, to the extent that we experience reductions in weighted average AUM, either through negative market performance or net client outflows, our revenue will be adversely affected.

Our weighted average fees were 0.529% and 0.553% for the nine months ended September 30, 2012 and 2011, respectively. This decrease was primarily due to the decrease in performance fees recognized during the nine months ended September 30, 2012 combined with the partial period impact of a higher mix of assets in our retail Large Cap Diversified Value Strategy, which carries a lower fee rate.

Weighted average assets in institutional accounts decreased $1.1 billion, or 8.8%, to $11.4 billion for the nine months ended September 30, 2012, from $12.5 billion for the nine months ended September 30, 2011, and had weighted average fees of 0.575% and 0.592%  for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in weighted average fees in institutional accounts was primarily due to a decrease in performance fees recognized during the nine months ended September 30, 2012, partially offset by the decrease in weighted average institutional assets.  Our tiered fee schedules typically charge higher rates as account size decreases.

Weighted average assets in retail accounts was $3.0 billion, relatively flat, for the nine months ended September 30, 2012 and 2011, and had weighted average fees of 0.352% and 0.388% for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in weighted average fees in retail accounts was primarily due to the higher mix of assets in our retail Large Cap Diversified Value Strategy, which carries a lower fee rate.

Expenses

Our operating expense is driven primarily by our compensation costs.  The table below describes the components of our compensation expense for the three and nine months ended September 30, 2012 and 2011:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Cash Compensation and Other Benefits	$6,967	$6,688	$21,801	$20,973
Other Non-Cash Compensation	722	1,039	2,073	3,402
Total Compensation and Benefits Expense	7,689	7,727	23,874	24,375
General and Administrative Expense	1,764	1,969	5,383	5,972
Total Operating Expenses	$9,453	$9,696	$29,257	$30,347

Three Months Ended September 30, 2012 versus September 30, 2011

Total operating expense decreased by $0.2 million, or 2.5%, to $9.5 million for the three months ended September 30, 2012, from $9.7 million for the three months ended September 30, 2011.  This decrease was primarily attributable to reductions in real estate expenses associated with the sublease of excess office space.

Compensation and benefits expense was $7.7 million, relatively flat, for the three months ended September 30, 2012 and 2011.  Non-cash compensation decreased by $0.3 million, or 30.5%, to $0.7 million for the three months ended September 30, 2012, from $1.0 million for the three months ended September 30, 2011.   This decrease was offset by an increase of $0.3 million in cash compensation, or 41.7%, to $7.0 million for the three months ended September 30, 2012, from $6.7 million for the three months ended September 30, 2011.  These changes are attributable to the amortization of previously issued awards partially offset by a shift in compensation mix.  We expect non-cash compensation expense in subsequent years to depend on the size and composition of awards granted under our equity incentive plans.

General and administrative expense decreased by $0.2 million, or 10.4%, to $1.8 million for the three months ended September 30, 2012, from $2.0 million for the three months ended September 30, 2011.  This decrease was due largely to reductions in real estate expense associated with the sublease agreement we entered into in 2011.

Nine Months Ended September 30, 2012 versus September 30, 2011

Total operating expense decreased by $1.0 million, or 3.6%, to $29.3 million for the nine months ended September 30, 2012, from $30.3 million for the nine months ended September 30, 2011.  This decrease was primarily attributable to reductions in real estate expenses associated with the sublease of excess office space and lower compensation costs.

Compensation and benefits expense decreased by $0.5 million, or 2.1%, to $23.9 million for the nine months ended September 30, 2012, from $24.4 million for the nine months ended September 30, 2011.  This decrease was primarily attributable to a decrease in other non-cash compensation related to annual equity-based awards to our employee members, and arose in part as a result of the amortization of previously issued awards partially offset by a shift in compensation mix.  We expect non-cash compensation expense in subsequent years to depend on the size and composition of awards granted under our equity incentive plans.

General and administrative expense decreased by $0.6 million, or 9.9%, to $5.4 million for the nine months ended September 30, 2012, from $6.0 million for the nine months ended September 30, 2011.  This decrease was due largely to reductions in real estate expense associated with the sublease agreement we entered into in 2011.

Other (Expense)

Three Months Ended September 30, 2012 versus September 30, 2011

Other (expense) was $1.2 million for the three months ended September 30, 2012, and consisted primarily of $1.7 million in expense related to adjustments to our liability to our selling and converting shareholders.  This was partially offset by $0.4 million of net realized and unrealized gains from investments and $0.1 million in dividend and interest income.  Other (expense) was an expense of $1.2 million for the three months ended September 30, 2011, and consisted primarily of $1.2 million of net realized and unrealized losses from investments.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Nine Months Ended September 30, 2012 versus September 30, 2011

Other (expense) was $1.1 million for the nine months ended September 30, 2012, and consisted primarily of $2.3 million in expense related to adjustments to our liability to our selling and converting shareholders.  This was partially offset by $1.1 million of net realized and unrealized gains from investments and $0.2 million in dividend and interest income.  Other (expense) was $3.0 million for the nine months ended September 30, 2011, and consisted primarily of $2.3 million of expense related to adjustments to our liability to our selling and converting shareholders, $0.7 million of net realized and unrealized losses from investments and $0.2 million in other (expense), partially offset by approximately $0.2 million in dividend and interest income.

Income Tax Expense

Our results for the three and nine months ended September 30, 2012 and 2011 included the effects of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.  Our effective corporate tax rate, exclusive of these adjustments, was 42.9% and 42.6%, respectively, for the three and nine months ended September 30, 2012.    For each of the three and nine months ended September 30, 2011, our effective corporate tax rate, exclusive of these adjustments, was 42.9%. The change in the effective rate was due to one-time prior period adjustments recognized during the nine months ended September 30, 2012.

Non-GAAP income before corporate income taxes used to calculate our income before income taxes for the three and nine months ended September 30, 2012 and 2011 are as follows:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Income Before Income Taxes	$8,169	$9,094	$26,640	$30,758
Change in Liability to Selling and Converting Shareholders	1,684	50	2,342	2,307
Unincorporated Business Taxes	(594)	(596)	(1,778)	(2,062)
Net Income Attributable to Non-Controlling Interests	(7,733)	(7,097)	(22,803)	(26,178)
Non-GAAP Income Before Income Taxes	$1,526	$1,451	$4,401	$4,825

Our non-GAAP effective corporate tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was determined as follows:

	For the Three Months Ended September 30,
	2012		2011
		% of Non-		% of Non-
		GAAP Pre-tax		GAAP Pre-tax
	Tax	Income	Tax	Income
	(in thousands)		(in thousands)

Federal Corporate Tax	$519	34.0%	$493	34.0%
State and Local Taxes, Net of Federal Benefit	135	8.9%	129	8.9%
Non-GAAP Effective Taxes	$654	42.9%	$622	42.9%

	For the Nine Months Ended September 30,
	2012		2011
		% of Non-		% of Non-
		GAAP Pre-tax		GAAP Pre-tax
	Tax	Income	Tax	Income
	(in thousands)		(in thousands)

Federal Corporate Tax	$1,496	34.0%	$1,641	34.0%
State and Local Taxes, Net of Federal Benefit	389	8.9%	427	8.9%
Prior Period Adjustments	(12)	(0.3)%	-	-
Non-GAAP Effective Taxes	$1,873	42.6%	$2,068	42.9%

Three Months Ended September 30, 2012 versus September 30, 2011

Income tax (benefit)/expense increased $2.3 million, from an income tax expense of $1.5 million for the three months ended September 30, 2011, to an income tax benefit of $0.8 million for the three months ended September 30, 2012.  The income tax benefit for the three months ended September 30, 2012 included $2.1 million of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset related to our initial public offering and subsequent exchanges of operating company Class B units for shares of our Class A common stock.  The income tax expense for the three months ended September 30, 2011 included $0.3 million of expense associated with such adjustments.  Exclusive of these adjustments, the remaining income tax expense for three months ended September 30, 2012 consisted of $0.6 million in operating company unincorporated business taxes and $0.7 million of corporate income taxes.  On a similar basis, the remaining income tax expense for the three months ended September 30, 2011 consisted of $0.6 million in both operating company unincorporated business taxes and corporate income taxes.  A comparison of the GAAP effective tax rates for the three months ended September 30, 2012 and 2011 is not meaningful due to the valuation allowance adjustments.

Nine Months Ended September 30, 2012 versus September 30, 2011

Income tax expense decreased $0.6 million, from $1.6 million for the nine months ended September 30, 2011, to $1.0 million for the nine months ended September 30, 2012.  The income tax expense for the nine months ended September 30, 2012 included $2.7 million of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset.  The income tax expense for the nine months ended September 30, 2011 included $2.6 million of benefit associated with such adjustments.  Exclusive of these adjustments, the remaining income tax expense for the nine months ended September 30, 2012 consisted of $1.8 million in operating company unincorporated business taxes and $1.9 million of corporate income taxes.  On a similar basis, the remaining income tax expense for the nine months ended September 30, 2011 consisted of $2.1 million in both operating company unincorporated business taxes and corporate income taxes.  The decrease in these taxes is attributable primarily to a decrease in taxable income.   A comparison of the GAAP effective tax rates for the nine months ended September 30, 2012 and 2011 is not meaningful due to the valuation allowance adjustments.

Non-Controlling Interests

Three Months Ended September 30, 2012 versus September 30, 2011

Net income attributable to non-controlling interests was $7.7 million for the three months ended September 30, 2012, and consisted of $7.5 million associated with our employees’ and outside investors’ approximately 83.4% weighted average interest in the income of the operating company, and a $0.2 million gain related to outside interests of our consolidated investment partnerships.  Net income attributable to non-controlling interests was $7.1 million for the three months ended September 30, 2011, and consisted of $7.8 million associated with our employees’ and outside investors’ approximately 84.5% weighted average interest in the income of the operating company, partially offset by a $0.7 million loss related to our consolidated investment partnerships.  The change in net income attributable to non-controlling interests reflects improved results in our consolidated investment partnerships during the three months ended September, 30, 2012 compared to the year ago period.  This increase was partially offset by the decrease in performance fees recognized during the three months ended September 30, 2012, which had a corresponding negative impact on operating company revenues and income, as well as the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  The decrease in weighted average interest in the income of the operating company is due to the August 31, 2012 exchange of 722,521 of employees’ and outside investors’ Class B units for an equivalent number of shares of Class A common stock.

Nine Months Ended September 30, 2012 versus September 30, 2011

Net income attributable to non-controlling interests was $22.8 million for the nine months ended September 30, 2012, and consisted of $22.2 million associated with our employees’ and outside investors’ approximately 83.6% weighted-average interest in the income of the operating company, and a $0.6 million gain related to our consolidated investment partnerships.  Net income attributable to non-controlling interests was $26.2 million for the nine months ended September 30, 2011, and consisted of our $26.8 million associated with our employees’ and outside investors’ approximately 84.9% weighted-average interest in the income of the operating company, partially offset by a $0.7 million loss related to our consolidated investment partnerships.  The decrease in net income attributable to non-controlling interests reflects primarily the decrease in performance fees recognized during the nine months ended September 30, 2012, which had a corresponding negative impact on operating company revenues and income, as well as the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  The decrease in weighted average interest in the income of the operating company is due to the August 31, 2012 exchange of 722,521 of employees’ and outside investors’ Class B units for an equivalent number of shares of Class A common stock.

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

At September 30, 2012, our cash and cash equivalents was $38.1 million, inclusive of $0.8 million in cash held by our consolidated subsidiaries.  Advisory fees receivable was $14.6 million. We also had approximately $2.9 million in investments set aside to satisfy our obligations under our deferred compensation program.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations.  As an investment management firm, our business has been materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended September 30, 2012, our weighted average AUM increased by 3.5% and revenues decreased by 5.5%, compared to our weighted average AUM and revenues for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, our weighted average AUM and revenues decreased by 7.1% and 11.1%, respectively, compared to our weighted average AUM and revenues for the nine months ended September 30, 2011.

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

We anticipate that tax allocations and dividend equivalent payments to the members of our operating company, which consisted of our employees, certain unaffiliated persons, former employees, and us, will continue to be a material financing activity.  Cash distributions to operating company members for partnership tax allocations would increase should the taxable income of the operating company increase.  Dividend equivalent payments will depend on our dividend policy and the discretion of our Board of Directors, as discussed below.

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

Cash Flows

Operating activities provided $11.8 million and $18.5 million in cash flows for the three months ended September 30, 2012 and 2011, respectively. The year-over-year decrease in cash flows from operating activities was driven primarily by changes in working capital, partially offset by an increase in net income, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.

Operating activities provided $33.2 and $44.5 million in cash flows for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in cash flows from operating activities was driven primarily by a decrease in net income and working capital, exclusive of the adjustments related to our tax receivable agreement and associated liability to our selling and converting shareholders.

Investing activities consist primarily of capital expenditures, mutual fund contributions to, and redemptions from, our deferred compensation program, and related party activity.  For the three months ended September 30, 2012, investing activities used $0.1 million.  For the three months ended September 30, 2011, investing activities used less than $0.1 million.  Investing activities used approximately $0.1 million and $0.7 million in cash for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in cash used in investing activities was primarily due to a decrease of $0.9 million in purchases of investments in our deferred compensation plan and a decrease of $0.1 million in purchases of property and equipment, partially offset by a decrease of $0.3 million in proceeds from our deferred compensation plan.

Financing activities consist primarily of borrowing arrangements and contributions from, and distributions to, non-controlling interests, which represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals made by our consolidated investment partnerships.  Financing activities used $5.5 million for the three months ended September 30, 2012, and used $6.8 million for the three months ended September 30, 2011.  The $1.3 million decrease in cash used in financing activities is primarily due to a decrease in tax allocations paid to the members of the operating company as a result of the decrease in taxable earnings of the operating company and a reduction of contributions from non-controlling interests, partially offset by the repurchase and retirement of Class A common stock and class B units during the three months ended September 30, 2012.

Financing activities used $30.1 million and $23.3 million, respectively, for the nine months ended September 30, 2012 and 2011.   The $6.8 million increase in cash used in financing activities is primarily due to the timing of dividend and dividend equivalent payments made in March of 2012 and the repurchase and retirement of Class A Common stock and Class B units during the nine months ended September 30, 2012.

Our Board of Directors announced a share repurchase program in April of 2012 and authorized a repurchase of an aggregate of $10 million of our outstanding Class A common stock and Class B units of the operating company.  The timing, number and value of common shares and units repurchased are subject to our discretion.  In the three months ended September 30, 2012, we repurchased 24,666 shares of Class A common stock for $0.1 million at an average price per share of $5.15 and 3,131 Class B units for less than $0.1 million at an average price per share of $5.03.  In the nine months ended September 30, 2012, we repurchased 53,120 shares of Class A common stock for $0.3 million at an average price per share of $4.74 and 3,131 Class B units less than $0.1 million at an average price per share of $5.03.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2012.

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

Our revenue for the three months ended September 30, 2012 and 2011 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of marketable securities and investments in mutual funds.  At September 30, 2012, the fair value of these assets was $2.2 million and $2.9 million, respectively.  Assuming a 10% increase or decrease, the fair value would have increased or decreased by $0.2 million and $0.3 million, respectively, at September 30, 2012.

Interest Rate Risk

Since the Company does not have any debt that bears interest at a variable rate, it does not have any direct exposure to interest rate risk at September 30, 2012.

Item 4.   Controls and Procedures.

During the course of their review of our consolidated financial statements as of September 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information regarding purchases of our Class A Common Stock and Class B Units on a monthly basis during the three months ended September 30, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)

July 1, 2012 through July 31, 2012	-	$-	-	$9.9
August 1, 2012 through August 31, 2012	4,010	4.98	4,010	9.9
September 1, 2012 through September 30, 2012	20,656	5.18	20,656	9.7
Total	24,666	$5.15	24,666	$9.7

(1)    Our current share repurchase program was announced on April 24, 2012.  The Board of Directors authorized us to repurchase an aggregate of $10 million of our outstanding Class A common stock and the operating company's Class B units on the open market and in private transactions in accordance with applicable securities laws.  The timing, number and value of common sthares and units repurchased are subject to the Company's discretion.  The Company's share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, for any reason.
(2)    Total Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs also reflects the repurchase of 3,131 operating company's Class B units during August 2012 at an average price of $5.03 per share.

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
101
Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2012

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer

By:	/s/ GARY J. BACHMAN
	Name:	Gary J. Bachman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)