Form 10-K
period 2012-12-31
Pzena Investment Management, Inc.
filed 2013-03-12
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 29, 2012, the last business day of its most recently completed second fiscal quarter, was approximately $46,721,593 based on the closing sale price of $4.43 per share of Class A common stock of the registrant on such date on the New York Stock Exchange. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.

As of March 11, 2013, there were 11,049,049 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of March 11, 2013, there were 53,676,316 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

ii

Preliminary Notes

In this Annual Report, “we,” “our,” and “us” refers to Pzena Investment Management, Inc. (also referred to as the “Company”) and its consolidated subsidiaries.

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

Overview

Pzena Investment Management, Inc. is the sole managing member of Pzena Investment Management, LLC, which is our operating company. Founded in 1995, Pzena Investment Management, LLC is a value-oriented investment management firm. We believe that we have established a positive, team-oriented culture that enables us to attract and retain very qualified people. Over the past seventeen years, we have built a diverse, global client base of respected and sophisticated institutional investors, high net worth individuals and select third-party distributed mutual funds for which we act as sub-investment adviser.

The graphic below illustrates our holding company structure and ownership as of December 31, 2012.

(1)	As of December 31, 2012, the members of Pzena Investment Management, LLC, other than us, consisted of:
•	Five of our named executive officers and their estate planning vehicles, excluding our former Chief Financial Officer (“CFO”), who collectively held approximately 59.8% of the economic interests in Pzena Investment Management, LLC. In addition, certain of our named executive officers held 1.3% of the economic interest in Pzena Investment Management, LLC through ownership of our Class A common stock. For more detail on executive officer ownership, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.
•	30 of our other employee members, who collectively held approximately 4.2% of the economic interests in Pzena Investment Management, LLC.
•	Certain other members of our operating company, including one of our directors and his related entities, and six former employees, who collectively held approximately 18.8% of the economic interests in us.
(2)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of our capital stock to receive distributions.
(3)	Each share of Class B common stock is entitled to five votes per share for so long as the number of shares of Class B common stock outstanding represents at least 20% of all shares of common stock outstanding. Class B common stockholders have the right to receive the par value of the Class B common stock upon our liquidation, dissolution or winding up, but do not share in dividends.
(4)	As of December 31, 2012, we held 11,149,941 Class A units of Pzena Investment Management, LLC, which represented the right to receive 17.2% of the distributions made by Pzena Investment Management, LLC.
(5)	As of December 31, 2012, the Principals collectively held 53,657,799 Class B units of Pzena Investment Management, LLC, which represented the right to receive 82.8% of the distributions made by Pzena Investment Management, LLC.

We utilize a classic value approach to investing and seek to make investments in good businesses at low prices. Our approach and process have helped us achieve attractive returns over the long term. As of December 31, 2012, we managed assets in fourteen value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. Our assets under management, or AUM, were $17.1 billion at December 31, 2012, and we managed money on behalf of institutions and high net worth individuals, and acted as sub-investment adviser to a variety of SEC-registered mutual funds and offshore funds.

Our investment discipline and our commitment to a classic value approach have been important elements of our success. We construct concentrated portfolios selected through a rigorous fundamental research process. Our investment decisions are not motivated by short-term results or aimed at closely tracking specific market benchmarks. Generating excess returns by utilizing a classic value investment approach requires:

•	willingness to invest in companies before their stock prices reflect signs of business improvement, and
•	significant patience, based upon our understanding of the business’ fundamentals, and our long-term investment horizon.

As of December 31, 2012, we had 70 employees, including 35 employee members who collectively owned 64.0% of the ownership interests in our operating company. Our operating company is led by an executive committee, consisting of our Chief Executive Officer (CEO), two Presidents, and two Executive Vice Presidents.

Our Competitive Strengths

We believe that the following are our competitive strengths:

•	Focus on Investment Excellence. We recognize that we must achieve investment excellence in order to attain long-term business success. All of our business decisions, including the design of our investment process and our willingness to limit AUM in our investment strategies, are focused on producing attractive long-term investment results. We believe that our long-term investment performance, together with our willingness to close our strategies to new investors in order to optimize the prospects for future performance, has contributed to our positive reputation among our clients and the institutional consultants who advise them.
•	Consistency of Investment Process. Since our inception over seventeen years ago, we have utilized a classic value investment approach and a systematic, disciplined investment process to construct portfolios for our investment strategies in U.S. and non-U.S. markets across all market capitalizations. The consistency of our process has allowed us to leverage the same investment team to launch new products. We believe that our consistent investment process has resulted in strong brand recognition of our firm in the investment community.
•	Diverse and High Quality Client Base. We believe that we have developed a favorable reputation in the institutional investment community. This is evidenced by our strong relationships with institutional investors, investment consultants, and mutual fund providers, as well as the diversity and sophistication of our investors. For more information concerning our client base, see “Our Client Relationships and Distribution Approach” below.
•	Experienced Investment Professionals and a Team-Oriented Approach. Our greatest asset is the experience of the individuals on our team. For more information on our investment team, see
“Our Investment Team” below.
•	Employee Retention. We have focused on building an environment that we believe is attractive to talented investment professionals. Important among our practices are our team-oriented approach to investment decisions, rotation of coverage areas among individuals, and a culture of employee ownership of our firm.
•	Culture of Ownership. We believe in significant ownership of our business by the key contributors to our success. Since our inception, we have communicated to all our employees that they have the opportunity to become partners in our operating company. As of December 31, 2012, we had 35 employee members positioned within all functional areas of the firm. We believe this ownership model results in a shared sense of purpose with our clients and their advisers. We intend to continue fostering a culture of ownership through our equity incentive plans, which are designed to align our team’s interests with those of our stockholders and clients. We believe this culture of ownership contributes to our team orientation and connection with clients.

Our Business Strategy

The key to our success is continued long-term investment performance. In conjunction with this, we believe the following strategies will enable us to grow our business over time.

•	Unwavering Focus on Investment Excellence. We view our unwavering focus on long-term investment excellence to be the key driver of our business success.
•	Capitalize on Growth Opportunities Created By Our Global Strategies. Among both institutional and retail investors industry-wide, over the past few years, there have been increasing levels of investments in portfolios including non-U.S. equities. As of December 31, 2012, the total AUM in our Global Value strategies, International (ex-U.S.) Value strategies, Emerging Markets Focused Value strategy, and other non-U.S. strategies was $6.2 billion, or 36.3% of our overall AUM. Our global capability provides opportunity for all of our strategies around the world.
•	Employ Our Proven Process to Introduce New Products. We anticipate continuing to offer new investment strategies over time, on a measured basis, consistent with our past practice, utilizing our proven investment process.
•	Work with Our Strong Consultant Relationships. We believe that we have built strong relationships with the leading investment consulting firms who advise potential institutional clients. Historically, new accounts sourced through consultant-led searches have been a large driver of our inflows and are expected to be a major component of our future inflows.
•	Expand Our Non-U.S. Client Base. In recent years, we have increased our efforts to develop our non-U.S. client base. Through our strong relationships with global consultants, we have been able to accelerate the development of our relationships with their non-U.S. branches. Over time, we aim to achieve growth of this client base through these relationships and by directly calling on the world’s largest institutional investors. We have also sought to expand our non-U.S. base through our relationships with non-U.S. mutual funds and other investment fund advisors. During 2010 we opened a representative office in Melbourne, Australia to more effectively service existing clients and develop new relationships in the geographic area. To date, these marketing efforts have resulted in client relationships in more than seven non-U.S. countries, such as the United Kingdom, Australia and Canada. As of December 31, 2012, we managed $4.8 billion in separate accounts, commingled funds and sub-advised funds on behalf of non-U.S. clients.
•	Expand Our Sales Effort. Over the course of the last several years we have expanded our sales and marketing efforts from a team of 3 to a team of 8. This team is focused geographically along with one individual focused particularly on the sub-advisory and investment-only defined contribution distribution channels. In addition to our representative office in Melbourne, Australia, we now have two other professionals dedicated to business development throughout Europe and the Middle East.

Our Investment Team

We believe we have built an investment team that is well-suited to implementing our classic value investment strategy. The members of our investment team have a diverse set of backgrounds, including former corporate management, private equity, management consulting, legal, accounting and Wall Street professionals. Their diverse business backgrounds are instrumental in enabling us to make investments in companies where we would be comfortable owning the entire business for a three- to five-year period. We look beyond temporary earnings shortfalls that result in stock price declines, which may lead others to forego investment opportunities, if we believe the long-term fundamentals of a company remain attractive.

As of December 31, 2012, we had a 23-member investment team. Each member serves as a research analyst, and certain members of the team also have portfolio management responsibilities. There are generally three portfolio managers for each investment strategy. These three managers have joint decision-making responsibility, and each has “veto authority” over all decisions regarding the relevant portfolio. Research analysts have sector and company-level research responsibilities which span all of our investment strategies, including those with a non-U.S. focus. In order to facilitate the professional development of our team, and to keep a fresh perspective on our portfolio companies, our research analysts generally rotate industry coverage every three to four years.

We follow a collaborative, consensus-oriented approach to making investment decisions, such that all members of our investment team, irrespective of their seniority, can play a significant role in this decision making process. We hold weekly research review meetings attended by all portfolio managers and relevant research analysts, and are open to other members of our firm, at which we openly discuss and debate our findings regarding the normalized earnings power of potential portfolio companies. In addition, we hold daily morning meetings, attended by our portfolio managers, research analysts, portfolio administration, and client service personnel, in order to review developments in our holdings and set a trading strategy for the day. These meetings are critical for sharing relevant developments and analysis of the companies in our portfolios. We believe that our collaborative culture is attractive to our investment professionals.

Our Investment Strategies

As of December 31, 2012, our approximately $17.1 billion in AUM was invested in a variety of value-oriented investment strategies, representing differing degrees of concentration and capitalization segments of U.S. and non-U.S. markets. The following table describes the largest of our current U.S. and non-U.S. investment strategies, and the allocation of our approximately $17.1 billion in AUM among them, as of December 31, 2012.

Strategy	AUM
(in billions)
U.S. Strategies
Large Cap Focused Value	$4.2
Large Cap Expanded Value	3.6
Focused Value	1.5
Small Cap Focused Value	1.1
Other U.S. Strategies(1)	0.5
Non-U.S. Strategies
Global Focused Value	4.0
International (ex-U.S.) Expanded Value	1.7
Other Non-U.S. Strategies(2)	0.5
Total	$17.1

(1)	Our other U.S. investment strategies include, but are not limited to: Mid Cap Focused Value, Financial Opportunities Service, and All Cap Focused Value.
(2)	Our other non-U.S. investment strategies include, but are not limited to: International (ex-U.S.) Focused Value, Global Expanded Value, European Focused Value and Emerging Markets Focused Value.

During 2012, we changed the names of certain of our investment strategies. Going forward, they will be referred to as Focused Value strategies (formerly known as our Value strategies) and Expanded Value strategies (formerly known as our Diversified Value strategies). These new names will be referenced throughout our Annual Report on Form 10-K. We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, with the Focused Value strategies being more concentrated in fewer positions.

Our six largest investment strategies as of December 31, 2012 are further described below.

U.S. Strategies

Large Cap Focused Value.  We screen a universe of the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in October 2000.

Large Cap Expanded Value.  We screen a universe of the 500 largest U.S. — listed companies, based on market capitalization, to build a portfolio generally consisting of 50 to 80 stocks. We launched this strategy in July 2012.

Focused Value.  We screen a universe of the 1,000 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in January 1996.

Small Cap Focused Value.  We screen a universe of U.S.-listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization, to build a portfolio generally consisting of 40 to 50 stocks. We launched this strategy in January 1996.

Non-U.S. Strategies

Global Focused Value.  We screen a universe of the 1,500 largest non U.S.-listed companies, based on market capitalization, and the 500 largest U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 40 to 60 stocks. We launched this strategy in January 2004.

International (ex-U.S.) Expanded Value.  We screen a universe of the 1,500 largest non-U.S.-listed companies, based on market capitalization, to build a portfolio generally consisting of 60 to 80 stocks. We launched this strategy in November 2008.

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

Our Product Development Approach

Historically, a major component of our growth has been the development of new products. Prior to incubating a new product, we perform in-depth research on the potential market for the product, as well as its overall compatibility with our investment expertise. This process involves analysis by our client team, as well as by our investment professionals. We will only launch a new product if we believe that it can add value to a client’s investment portfolio. In the past, as appropriate, we have created partnerships with third parties to enhance the distribution of a product or add expertise that we do not have in-house. Prior to marketing a new product, we generally incubate the product for a period of one to five years, so that we can test and refine our investment strategy and process before actively marketing the product to our clients.

Furthermore, we continually seek to identify opportunities to extend our investment process into new markets or to apply it in different ways to offer clients additional strategies. We are currently incubating several products which we believe may be attractive to our clients in the future.

Our Investment Performance

Since we are long-term fundamental investors, we believe that our investment strategies yield the most benefits and are best evaluated, over a long-term timeframe. For more information on our performance, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results.”

Advisory Fees

We earn advisory fees on the accounts that we manage for institutional clients, retail clients, mutual funds and other investment funds.

On our institutional accounts, we are paid fees according to a schedule which varies by investment strategy. The substantial majority of these accounts pay us management fees pursuant to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases. Certain of our clients pay us performance fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a lower base fee, but allows for us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark.

As of December 31, 2012, we sub-advised twelve SEC-registered mutual funds that each have an initial two-year term and are subject to annual renewal by each fund’s board of directors pursuant to the Investment Company Act of 1940, as amended (the “Investment Company Act”). Nine of these twelve sub-investment advisory agreements are beyond their initial two-year terms as of December 31, 2012. In addition, we sub-advise nine offshore funds. Pursuant to these agreements, we are generally paid a management fee according to a schedule, in which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed-rate management fees. Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of assets under management, are lower than the advisory fees we earn on our institutional accounts. The majority of the advisory fees we earn on institutional accounts are based on the value of AUM at a specific date on a quarterly basis, either in arrears or in advance. Advisory fees on certain of our institutional accounts, and with respect to all of the mutual funds that we sub-advise, are calculated based on the average of the monthly or daily market value of the account. Advisory fees are also generally adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. While a specific group of accounts may use the same fee rate, the method used to calculate the fee according to the fee rate schedule may differ, as described above.

Our Client Relationships and Distribution Approach

We manage separate accounts on behalf of institutions and high net worth individuals and, as of December 31, 2012, acted as sub-investment adviser for twelve SEC-registered mutual funds and nine offshore funds. We believe that strong relationships with our clients are critical to our ability to succeed and to grow our AUM. In building these relationships, we have focused our efforts where we can efficiently access and service large pools of sophisticated clients with our team of dedicated marketing and client service professionals. We distribute our products to institutional and retail clients primarily through the efforts of our internal sales team, who calls on them directly and on the consultants who serve them, as well as through the marketing programs of our sub-investment advisory partners. Since our objective is to attract long-term investors with an investment horizon in excess of three years, our sales and client service efforts focus on educating our investors regarding our disciplined value investment process and philosophy.

Our marketing effort is led by our eight person business development team, which is responsible for:

•	identifying and marketing to prospective institutional clients;
•	responding to requests for investment management proposals; and
•	developing and maintaining relationships with independent consultants.

Direct Institutional Relationships

Since our inception, we have directly offered institutional investment products to public and corporate pension funds, endowments, foundations and Taft-Hartley plans. Wherever possible, we have sought to develop direct relationships with the largest U.S. institutional investors, a universe we define to include plan sponsors with greater than $300 million in plan assets. Over the past few years, we have focused on expanding this direct calling effort to potential institutional clients outside of the United States.

Investment Consultants

We estimate that approximately 70% of all retirement plan assets are advised by investment consultants, with a relatively small number of these consultants representing a significant majority of these relationships. As a result of a consistent servicing effort over our history, we have built strong relationships with those consulting firms that we believe are the most important and believe that most of them rate our investment strategies favorably. New accounts sourced through consultant-led searches have been a large driver of our historical growth and are expected to be a major component of our future growth. We seek to develop direct relationships with accounts sourced through consultant-led searches by our ongoing marketing and client service efforts, as described below under “Client Service.”

Sub-Investment Advisory Distribution

We have established relationships with mutual fund and fund providers domestically and internationally, who offer us opportunities to efficiently access new market segments through sub-investment advisory roles.

We sub-advise a mutual fund that is advised by John Hancock Advisers, namely the John Hancock Classic Value Fund. As of December 31, 2012, this fund represented $1.5 billion, or 8.8%, of our AUM. For the years ended December 31, 2012, 2011, and 2010 approximately 7.0%, 7.7%, and 9.8%, respectively, of our total revenue was generated from our sub-investment advisory agreement with John Hancock Advisers.

We currently sub-advise three mutual funds that are advised by The Vanguard Group. In August 2012, we expanded our sub-advisory relationship with The Vanguard Group as we were hired as a co-manager to manage approximately 28% of the Vanguard Windsor Fund. As of December 31, 2012, these three mutual funds represented $3.5 billion, or 20.5%, of our AUM. For the year ended December 31, 2012, approximately 3.1% of our total revenue was generated from our sub-investment advisory agreement with The Vanguard Group. Our sub-investment advisory agreement with the Vanguard Windsor Fund represented substantially all of this revenue during this period. For the years ended December 31, 2011 and 2010, less than 1% of our total revenue was generated from our sub-investment advisory agreement with The Vanguard Group.

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

Client Service

Our client service team’s efforts are instrumental to maintaining our direct relationships with institutional and individual separate account clients, and developing direct relationships with separate accounts sourced through consultant-led searches. We have a dedicated client service team, which is primarily responsible for addressing all ongoing client needs, including periodic updates and reporting requirements. Our business development team assists in providing ongoing client service to existing institutional accounts. Our institutional distribution, sales and client service efforts are also supported, as necessary, by members of our investment team.

Our client service team consists of individuals with both general business backgrounds and investment research experience. Our client service team members are fully integrated into our research team, attending both research and company management meetings to ensure our clients receive primary information. As appropriate, we introduce members of our research and portfolio management team into client portfolio reviews to ensure that our clients are exposed to the full breadth of our investment resources. We also provide quarterly reports to our clients in order to share our investment perspectives with them. We additionally meet and hold conference calls regularly with clients to share perspectives on the portfolio and the current investment environment.

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

Our ability to continue to compete effectively will also depend upon our ability to attract highly qualified investment professionals and retain our existing employees. For additional information concerning the competitive risks that we face, see “Item 1A — Risk Factors — Risks Related to Our Business — The investment management business is intensely competitive.”

Employees

At December 31, 2012, we had 70 full-time employees, consisting of 26 research department personnel; 3 traders; 16 client service and marketing personnel; 12 employees in operations; and 13 legal, compliance and finance personnel.

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

SEC Regulation

Our operating company, Pzena Investment Management, LLC, is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Investment Advisers Act of 1940, as amended, which we refer to as the Investment Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of our business and our relationships with our clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, conflicts of interest, advertising, recordkeeping, reporting and disclosure requirements. Twelve of the U.S. funds for which Pzena Investment Management, LLC acts as the sub-investment adviser are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their advisers. Moreover, an investment adviser’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board after an initial two-year term. Both the Investment Advisers Act and the Investment Company Act regulate the “assignment” of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of Pzena Investment Management, LLC, or the registered funds for which Pzena Investment Management, LLC acts as sub-investment adviser, to comply with the requirements of the SEC could have a material adverse effect on us.

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

Foreign Regulation

Pzena Investment Management, LLC is currently availing itself of the international adviser exemption in Ontario, Canada. In addition, Pzena Investment Management, LLC is registered as an exempt market dealer in Ontario, Canada. As an exempt adviser, Pzena Investment Management, LLC is only permitted to provide advice in Ontario to certain institutional and high net worth individual clients. As an exempt market dealer, Pzena Investment Management, LLC is permitted to act as a market intermediary for only certain types of trades, and is permitted to market, sell and distribute prospectus-exempt securities to accredited investors. An exempt adviser and market dealer must, upon the request of the Ontario Securities Commission, or OSC, produce all books, papers, documents, records and correspondence relating to its activities in Ontario, and inform the OSC if it becomes the subject of an investigation or disciplinary action by any financial services or securities regulatory authority or self-regulatory authority.

Pzena Investment Management, LLC maintains a representative office in Melbourne, Australia, where it maintains an exemption from the Australian Financial Services license requirement under the Corporations Act 2001.

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

We face a variety of significant and diverse risks, many of which are inherent in our business. Described below are the risks we currently believe could materially and adversely affect our business, financial condition, results of operations or cash flow.

Risks Related to Our Business

Our primary source of revenue is derived from management fees, which are directly tied to our assets under management. Fluctuations in AUM may directly impact our revenue and earnings.

Substantially all of our revenue is derived from management fees paid by our clients, based on a percentage of the market value of our AUM. Any decline and/or significant impairment in AUM may greatly affect our revenue and earnings and could occur due to a variety of factors, including:

•	Poor performance of our strategies: Poor performance of our investment strategies may result in decreased market value of AUM. In addition, underperformance could impact our ability to maintain our existing client base and develop new relationships, both of which could negatively impact AUM.
•	Poor market environment: We could expect our business to generate lower revenue in a depressed equities market or general economic downturn. Any decline in the market value of securities held in client portfolios due to such adverse conditions could lower AUM significantly and lead to a decrease in revenue. Investor sentiment in a poor equities market environment could also decrease inflows and increase outflows from our investment strategies in favor of investments perceived as more attractive.
•	Geo-political conditions: As a company that invests in both U.S. and non-U.S. markets, and with a global client base, our business is subject to changing conditions in the global financial markets, and may also be affected by worldwide political, social and economic conditions, all of which could negatively impact AUM.
•	Termination of significant relationships: As of December 31, 2012, four client relationships represented 45% of our AUM. For the year ended December 31, 2012, these relationships represented 22% of our total revenue. Our clients can generally terminate our advisory agreements or reduce assets managed upon short notice and for any reason, and there can be no assurance that our agreements with respect to these relationships will remain in place. The termination of any of these relationships could significantly reduce our revenue and earnings, and we may not be able to establish relationships with other clients in order to replace the lost revenue and earnings.
•	Intermediary dependence: New accounts sourced through consultant-led searches have been a large driver of our inflows in the past, and are expected to be a major component of our inflows going forward. In addition, we have established relationships with certain mutual fund providers who have offered us opportunities to access certain market segments through sub-investment advisory roles. We have also accessed the high-net worth segment of the investing community through relationships with well-respected wealth advisers who utilize our investment strategies in investment programs they construct for their clients. Our intermediaries routinely review and evaluate our organization and the services we offer, and poor evaluations may result in client outflows and impact our ability to attract new assets through such intermediaries.

During 2012, the majority of our investment strategies have outperformed their benchmarks, particularly those with European exposure. Improved market conditions for the year have significantly contributed to asset inflows. However, no assurance can be given that improved market conditions will continue indefinitely, and there can be no assurance that there will not be declines in our AUM, revenue and profitability in the future.

Market pressures to lower our advisory fees could lead to a decline in our profit margin and increase the volatility of our revenue and earnings.

Market pressures in recent years have created a trend towards lower fees in the asset management industry and there can be no assurance that we will be able to maintain our current fee structure going forward. Additionally, a shift in the composition of our AUM from higher to lower fee-generating client relationships may result in a decrease in revenue, even if our aggregate level of AUM remains unchanged or increases.

A small portion of our investment advisory revenue is currently derived from performance fees. We generally earn performance fees under certain client agreements according to the performance in the accounts relative to an agreed-upon benchmark. This fee structure results in a lower base fee but allows for us to earn higher fees if the investment strategy outperforms the benchmark. In addition, some performance-based fee arrangements include high-water mark provisions, which generally provide that if a client account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve the performance target for a particular period, we will not earn a performance fee for that period and, for accounts with a high-water mark provision, our ability to earn future performance fees may be impaired. During fiscal years 2012 and 2011, we earned $0.3 million and $3.8 million in performance fees, respectively. An increase in performance fees, or in performance-based fee arrangements with clients, could create greater fluctuations in our revenue and earnings.

The potential decreases in management fees and uncertainty in performance fee income could lead to volatility in our profit margins and impact our revenue and earnings.

Loss of key employees, and difficulties in attracting qualified investment professionals, could have a material adverse effect on the performance of our strategies, which may lead to a decrease in revenue and profitability.

The success of our business largely depends on the participation of Richard S. Pzena, John P. Goetz, William L. Lipsey, Antonio DeSpirito, III, and Michael D. Peterson, our CEO, two Presidents, and two Executive Vice Presidents, respectively. Their professional reputations, expertise in investing, and relationships with our clients and within the investing community in the U.S. and abroad are critical to executing our business strategy and attracting and retaining clients. Accordingly, the retention of these individuals is crucial to our future success. There is no guarantee that they will not resign, join our competitors or form a competing company. The terms of the current operating agreement of our operating company restrict each of these individuals from competing with us or soliciting our clients or employees during the term of their employment with us and for a certain period thereafter. The penalty for breach of these restrictive covenants will be the forfeiture of a number of Class B units held by the individual and his permitted transferees as of the earlier of the date of his breach or the termination of his employment, unless our Board of Directors, in its sole discretion, determines otherwise. Although we may also seek specific performance of these restrictive covenants, there can be no assurance that we would be successful in obtaining this relief. Further, after this post-employment restrictive period, we will not be able to prohibit them from competing with us or soliciting our clients or employees. If any of these individuals were to join a competitor or form a competing company, some of our current clients or other prominent members of the investing community could choose to invest with that competitor rather than us.

In addition, our success depends on our ability to retain the senior members of our investment team and to recruit additional qualified investment professionals. However, we may not be successful in our efforts to retain them, as the market for investment professionals is extremely competitive. Our portfolio managers possess substantial experience and expertise in investing and, in particular, our classic value investment approach, which requires significant qualitative judgments as to the future earnings power of currently underperforming businesses. Our portfolio managers also have significant relationships with our clients. Accordingly, the loss of any of our senior investment professionals could limit our ability to successfully execute our classic value investment approach and, therefore, sustain the performance of our investment strategies, which, in turn, could have a material adverse effect on our results of revenue and earnings.

Future growth of our business may place significant demands on our resources and employees, and may increase our expenses.

Future growth of our business may place significant demands on our infrastructure, our investment team and other employees, which may increase our expenses. In addition, we are required to continuously develop our infrastructure in response to the increasing sophistication of the investment management market, as well as compliance with legal and regulatory developments. We may face significant challenges in maintaining: adequate financial and operational controls; implementing new or updated information and financial systems, and procedures and training; and managing and appropriately sizing our work force, and other components of our business on a timely and cost-effective basis. There can be no assurance that we will be able to manage the growth of our business effectively, or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

The potential inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we will need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, our operations.

We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries.

We offer investment management services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. In order to remain competitive, we must be proactive and prepared to deploy necessary resources when growth opportunities present themselves. The necessary resources and/or personnel may be unavailable to take full advantage of strategic opportunities when they appear, or that strategic decisions can be efficiently implemented. Local regulatory environments may vary widely, as well as the adequacy and sophistication of each. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local requirements and complying with local industry standards. Finding and hiring additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our investment products in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenue and income from operating in the jurisdiction.

The investment management business is intensely competitive.

Competition in the investment management business is based on a variety of factors, including investment performance; investor perception of an investment manager’s drive, focus and alignment of interest; quality of service provided to, and duration of, relationships with clients; business reputation; and level of fees charged for services. We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. Our competitive risks are heightened by the fact that some of our competitors may invest according to different investment styles or in alternative asset classes which the markets may perceive as more attractive than our investment approach in the public equity markets. If we are unable to compete effectively, our revenue could be reduced, and our business could be materially affected.

A change of control could result in termination of our sub-investment advisory and investment advisory agreements.

Pursuant to the Investment Company Act, each of the sub-investment advisory agreements for the SEC-registered mutual funds that we sub-advise automatically terminates upon its deemed “assignment,” and a fund’s board and shareholders must approve a new agreement in order for us to continue to act as its sub-investment adviser. In addition, pursuant to the Investment Advisers Act, each of our investment advisory agreements for the separate accounts we manage may not be “assigned” without the consent of the client. A sale of a controlling block of our voting securities and certain other transactions would be deemed an “assignment” pursuant to both the Investment Company Act and the Investment Advisers Act. Such an assignment may be deemed to occur in the event that the holders of the Class B units of our operating company exchange enough of their Class B units for shares of our Class A common stock such that they no longer own a controlling interest in us. If such a deemed assignment occurs, there can be no assurance that we will be able to obtain the necessary consents from clients whose funds are managed pursuant to separate accounts, or the necessary approvals from the boards and shareholders of the SEC-registered funds that we sub-advise. An assignment, actual or constructive, would trigger these termination and consent provisions and, unless the necessary approvals and consents are obtained, could adversely affect our ability to continue managing client accounts, resulting in the loss of AUM and a corresponding loss of revenue.

Extensive regulation of our business has been and will be expensive and time consuming, and exposes us to the potential for significant penalties, including fines or limitations on our ability to conduct our business.

We are subject to extensive regulation of our investment management business and operations. As a registered investment adviser, the SEC oversees our activities pursuant to its regulatory authority under the Investment Advisers Act. In addition, we must comply with certain requirements under the Investment Company Act with respect to the SEC-registered funds for which we act as sub-investment adviser. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us is small in monetary amount, the adverse publicity arising from the imposition of such sanctions by regulators could harm our reputation, result in withdrawal by our clients and/or impede our ability to retain clients and develop new client relationships. As we expand into the international market, we will also be under the regulatory scope of local regulatory authorities and non-compliance with any of these authorities may result in fines, sanctions and inability to operate in that local market.

We also face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations, and judicial or administrative proceedings that may result in substantial penalties. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us, and are not designed to protect our stockholders.

In addition, the regulatory environment in which we operate is subject to ongoing modification and further regulation. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”) is one such example. While we do not believe that the Dodd-Frank Act will fundamentally change the investment management industry, certain provisions may have unintended consequences on the financial market as a whole that could negatively affect our business. Many aspects of the Dodd-Frank Act are still subject to rulemaking and will continue to take effect over several years, making it difficult to anticipate both the impact on the manner in which we conduct business as well as the increased regulatory requirements and related compliance costs.

Also, we are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley” or “SOX”). Our management is required to conduct an annual assessment of the effectiveness of our internal controls over financial reporting and include a report on our internal controls in our annual reports on Form 10-K pursuant to Section 404 of SOX. In addition, we are required to have our independent registered public accounting firm attest to and report on the effectiveness of our internal controls over financial reporting. We will continue to incur costs in order to maintain our internal control over financial reporting and comply with Section 404 of SOX, including necessary auditing and legal fees, and costs associated with accounting, internal audit, information technology, compliance and administrative staff. If we are unable to maintain effective internal control over financial reporting, this could lead to a loss of confidence in the reliability of our financial statements, thus adversely affecting the value of our common stock.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity.

We are subject to income as well as non-income based taxes, in both the U.S. and non-U.S. jurisdictions. We are also subject to potential tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these potential audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these potential audits, and the actual outcomes of these potential audits could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate and earnings.

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

In addition, the FASB is currently working with the International Accounting Standards Board (“IASB”) to converge certain accounting principles and to facilitate more comparable financial reporting between companies that are required to follow GAAP and those that are required to follow International Financial Reporting Standards (“IFRS”). These projects may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results. A change in accounting principles from GAAP to IFRS would also have a material impact on our financial statements should IFRS be incorporated into the financial reporting system for U.S. companies.

Inadequate business continuity plans could lead to material financial loss, reputational harm and inability to continue business.

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

We depend on our headquarters in New York City for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, or directly affecting our headquarters, may have a material adverse impact on our ability to continue to operate our business without interruption. We have a sound business continuity plan in place that is tested on a yearly basis, but there can be no assurance that this plan will be sufficient to mitigate the harm that may result from such a disaster or disruption.

Operational risks, including any significant limitation, failure or security breach of our software applications, technology or other systems critical to our operations, may disrupt our business or cause us to lose sensitive and confidential information.

As part of our normal operations, we rely on secure processing, storage and transmission of confidential client and firm information through computer systems and networks. Breach of such systems and networks could lead to loss of confidential client and proprietary information, liability for stolen information, additional cost to repair damage and prevent future incidents and litigation cost from loss of information. We maintain and rely on a system of internal controls designed to provide reasonable assurance that unauthorized access to sensitive or confidential data is prevented or timely detected. However, our technology systems may still be vulnerable to unauthorized access or may be corrupted by computer virus, malicious software or access by unauthorized individuals especially when related to portable devices. We take precautions to password protect all portable devices but that will not prevent unauthorized access if the device is misplaced or lost. Loss of confidential information will greatly harm our reputation and adversely affect our ability to maintain current or attract new relationships.

The investment management industry faces substantial litigation risks which could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us.

We depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, dissatisfaction with our services could be more damaging to our business than to other types of businesses. If our clients suffer significant losses, or are otherwise dissatisfied with our services, such as for breach of trading guidelines and/or perceived conflicts of interest, we could be subject to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty, or breach of contract. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations, or cause significant reputational harm to us. For information on our legal proceedings, see “Item 3 — Legal Proceedings.”

Insurance coverage may not protect us from all of the liabilities that could arise from the risks inherent in our business.

We maintain insurance coverage focused on reducing potential losses related to our operations. We purchase insurance in amounts, and against risks, that we consider appropriate. There can be no assurance, however, that a claim or claims will be completely covered by insurance or, if covered, will not exceed the limits of our existing insurance coverage. If a loss occurs that is partially or completely uninsured, we may be exposed to substantial liability. Insurance costs are impacted by market conditions, our risk profile, and may increase significantly over relatively short periods. Renewals of insurance policies may result in additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability. Furthermore, we do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key employees. The loss of the services of any of these individuals could have a material adverse effect on our business and could impact our future performance. In addition, insurance and other safeguards might only partially reimburse us for our losses in the event our business continuity plan fails and our operations are significantly disrupted.

Risks Related to Our Investment Strategies

Our classic value investments subject the performance of our investment strategies to the risk that the companies in which we invest may not achieve the level of earnings recovery that we initially expect, or at all.

We generally invest in companies after they have experienced, or are expected by the market to soon experience, a shortfall in their historic earnings, due to an adverse business development, management error, accounting scandal or other disruption, and before there is clear evidence of earnings recovery or business momentum. While very few investors are willing to invest when companies lack earnings visibility, our classic value investment approach seeks to capture the return that can be obtained by investing in a company before the market has confidence in its ability to achieve earnings recovery. However, our investment approach entails the risk that the companies included in our portfolios are not able to execute as we had expected when we originally invested in them, thereby reducing the performance of our strategies. Since our positions in these investments are often substantial, there is the risk that we may be unable to find willing purchasers for our investments when we decide to sell them. Many of our strategies construct concentrated portfolios, generally ranging from 30 to 80 holdings, of companies underperforming their historical earnings power, which is subject to a higher risk of underperformance relative to benchmarks than the investment approaches of some of our competitors.

Since we apply the same investment process across all of our investment strategies, utilizing one analyst team, and given the overlapping universes of many of our investment strategies, we could have common positions and industry or sector concentrations across many of our investment strategies at the same time. As such, factors leading one of our investment strategies to underperform may lead other strategies to underperform simultaneously.

Our investment approach may underperform other investment approaches during certain market conditions.

Our products are best suited for investors with long-term investment horizons. In order for our classic value investment approach to yield attractive returns, we must typically hold securities for an average of three to five years. Our investment strategies may not perform well during certain periods of time. The disruption in the global credit markets and the deterioration of the economy and the financial markets beginning in the second half of 2007, and continuing through early 2009, created difficult conditions for most companies, including many of those in which we invest. In addition, our strategies may not perform well during points in the economic cycle when value-oriented stocks are relatively less attractive. For instance, during the late stages of an economic cycle, investors may purchase relatively expensive stocks in order to obtain access to above average growth, as was the case in the late 1990s. Value-oriented strategies may also experience weakness during periods when the markets are focused on one investment thesis or sector.

Even when securities prices are rising generally, portfolio performance can be affected by our investment approach. The classic value approach has outperformed the market in some economic and market environments and underperformed it in others. In particular, a prolonged period in which the growth style of investing outperforms the value style may cause our investment strategy to go out of favor with clients, consultants and sub-advised relationships. Our investment strategy may be less favored during certain time periods for other reasons as well, including due to perceived riskiness or volatility of our approach. Poor performance relative to peers, coupled with changes in personnel, extensive periods in particular market environments, or other difficulties may result in decline in AUM.

Our investment process requires us to conduct extensive fundamental research on any company before investing, which may result in missed investment opportunities and reduce the performance of our investment strategies.

We take a considerable amount of time to complete the in-depth research projects that our investment process requires before adding any security to our portfolio. Our process requires that we take this time to understand the company and the business well enough to make an informed decision as to whether we are willing to own a significant position in a company that does not yet have earnings visibility. However, the time we take to make this judgment may cause us to miss the opportunity to invest in a company that has a sharp and rapid earnings recovery. Any such missed investment opportunities could adversely impact the performance of our investment strategies.

Our Global Focused Value, International (ex-US) Focused Value, Global Expanded Value, International (ex-US) Expanded Value, European Focused Value and Emerging Markets Focused Value strategies consist primarily of investments in the securities of issuers located outside of the United States, which may involve foreign currency exchange, political, social and economic uncertainties and risks.

Our Global Focused Value, International (ex-US) Focused Value, Global Expanded Value, International (ex-US) Expanded Value, European Focused Value and Emerging Markets Focused Value strategies, which together represented $6.2 billion, $5.6 billion, and $5.5 billion of our AUM as of December 31, 2012, 2011 and 2010, respectively, are primarily invested in securities of companies located outside the United States. Investments in non-U.S. issuers may be affected by political, social and economic uncertainty affecting a country or region in which we are invested. Many emerging financial markets are not as developed, or as efficient, as the U.S. financial market, and, as a result, liquidity may be reduced and price volatility may increase. The legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information in respect of such companies. These risks could adversely impact the performance of our strategies that are invested in securities of non-U.S. issuers. In addition, fluctuations in foreign currency exchange rates will affect AUM as we do not engage in any hedging activities for these portfolios and continue to market these products as unhedged. Due to these factors, our AUM may fluctuate from one reporting period to another causing volatility in earnings.

Risks Related to Our Structure

We are dependent upon distributions from our operating company to make distributions to our Class A stockholders, and to pay taxes and other expenses.

We are a holding company and have no material assets other than our ownership of membership units of our operating company. We have no independent means of generating revenue and cash flow. Our operating company is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated to its members, including us, pro-rata according to the number of membership units each owns. Accordingly, we incur income taxes on our proportionate share of any net taxable income of our operating company. We also incur expenses related to our operations. We intend to have our operating company distribute cash to its members in an amount at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of our operating company. To the extent we need funds to pay our tax or other liabilities or to fund our operations, and our operating company is restricted from making distributions to us under applicable laws or regulations, or contractual restrictions, or does not have sufficient earnings to make these distributions, we may have to borrow funds to meet these obligations and run our business and, thus, our liquidity and financial condition could be materially adversely affected. There can be no assurance that funds will be available to borrow under such circumstances on terms acceptable to us, or at all.

We are required to pay certain former and current members of our operating company who sold to us membership units of our operating company in October 2007, and the other holders of Class B units of our operating company who subsequently have exchanged and will exchange their Class B units for shares of our Class A common stock, most of the tax benefit of any amortization deductions we may claim as a result of the tax basis step up we receive in connection with these sales of membership units and any future exchanges of Class B units.

As part of the reorganization we implemented with our initial public offering (IPO), we purchased membership units of our operating company from three of its members, or the selling members. In addition, holders of Class B units may, at least once each year, exchange their Class B units of our operating company for shares of our Class A common stock. These purchases and subsequent exchanges have and are expected to continue to result in increases in our share of the tax basis in the tangible and intangible assets of our operating company that otherwise would not have been available. These increases in tax basis have and are expected to continue to reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (IRS) might challenge all or part of this tax basis increase, and a court might sustain such a challenge.

Pursuant to a tax receivable agreement dated October 30, 2007, among the selling members, all holders of Class B units after our October 2007 IPO, and us, we are required to pay the selling members, and any holders of Class B units who elect to exchange their Class B units for shares of our Class A common stock, 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increases in amortizable tax basis due to the sale to us of their membership units. The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income, and the tax rates then applicable. Payments under the tax receivable agreement are expected to give rise to certain additional tax benefits attributable to further increases in basis. Any such benefits are covered by the tax receivable agreement and will increase the amounts due thereunder. We expect that, as a result of the size and increases in our share of the tax basis in the tangible and intangible assets of our operating company attributable to our interest therein, the payments that we may make to these members likely will be substantial.

If we exercise our right to terminate the tax receivable agreement early, we will be obligated to make an early termination payment to the selling and converting shareholders, based upon the net present value of all payments that would be required to be paid by us. If certain change of control events were to occur, we would also be obligated to make an early termination payment.

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

Pursuant to the resale and registration rights agreement, dated October 30, 2007, among the holders of Class B units and us, on at least one date designated by us each year these holders may resell the shares of Class A common stock issued to them upon the exchange of up to 15% of their Class B units, or, in the case of non-employee members, all of their Class B units.

We filed a Form S-3 registration statement, which became effective in February 2009, in order to register our issuance to these holders of 57,937,910 shares of Class A common stock issuable upon exchange of all Class B units outstanding immediately after the consummation of our operating company’s reorganization. On January 27, 2012, the SEC declared effective a subsequent registration statement on Form S-3 which registers the resale of 40,114,701 shares of our Class A common stock by the selling stockholders named therein. We designated August 31, 2012, March 28, 2011, September 15, 2011 and March 31, 2010 as the 2012, 2011, and 2010 exchange dates. Certain executive officers, employee members, and non-employee members, elected to exchange an aggregate of 722,521, 536,528, 670,902 and 734,618, respectively, of their Class B units for an equivalent number of shares of our Class A common stock, which, with the exception of those held by our executive officers, are freely tradable. The market price of our Class A common stock could decline as a result of sales pursuant to the Form S-3 registration statements, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.

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

Control by our Class B stockholders of 96.0% of the combined voting power of our common stock may give rise to conflicts of interest.

Our Class B stockholders collectively hold approximately 96.0% of the combined voting power of our common stock. These stockholders consist of five of our named executive officers, 30 of our other employees, certain other members of our operating company, including one of our directors and his related entities, and six former employees. Holders of shares of our Class B common stock have entered into a Class B Stockholders’ Agreement with respect to all shares of Class B common stock then held by them and any additional shares of Class B common stock they may acquire in the future. Pursuant to this agreement, they will vote these shares of Class B common stock together on all matters submitted to a vote of our common stockholders. To the extent that we cause our operating company to issue additional Class B units, which may be granted, subject to vesting, to our employees pursuant to the PIM LLC 2006 Equity Incentive Plan, these employees will be entitled to receive an equivalent number of shares of our Class B common stock, subject to the condition that they agree to enter into this Class B Stockholders’ Agreement. Each share of our Class B common stock entitles its holder to five votes per share for so long as the Class B stockholders collectively hold 20% of the total number of shares of our common stock outstanding. When a Class B unit is exchanged for a share of our Class A common stock, an unvested Class B unit is forfeited due to the employee holder’s failure to satisfy the conditions of the award agreement pursuant to which it was granted, or any Class B unit is forfeited as a result of a breach of any restrictive covenants contained in our operating company’s amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed by us. For so long as our Class B stockholders hold at least 20% of the total number of shares of our common stock outstanding, they will be able to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of securities, and the declaration and payment of dividends. In addition, they will be able to determine the outcome of all matters requiring approval of stockholders, and will be able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors, and could preclude any unsolicited acquisition of our Company. Our Class B stockholders have the ability to prevent the consummation of mergers, takeovers or other transactions that may be in the best interests of our Class A stockholders. In particular, this concentration of voting power could deprive Class A stockholders of an opportunity to receive a premium for their shares of Class A common stock as part of a sale of our company, and could ultimately affect the market price of our Class A common stock.

The disparity in the voting rights among the classes of our common stock may have a potential adverse effect on the price of our Class A common stock.

Each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock entitles its holder to five votes for so long as the number of shares of Class B common stock represents 20% of the total number of shares of our common stock outstanding. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our company views, the superior voting rights of the Class B common stock to have more value.

Our ability to pay dividends is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law.

We currently intend to pay cash dividends on a quarterly basis. However, our Board of Directors may, in its discretion, decrease the level of dividends, or discontinue the payment of dividends entirely. In addition, as a holding company, we depend upon the ability of Pzena Investment Management, LLC to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses and pay dividends to our stockholders. We expect to cause Pzena Investment Management, LLC to make distributions to its members, including us. However, the ability of Pzena Investment Management, LLC to make such distributions is subject to its operating results, cash requirements and financial condition, and applicable Delaware laws (which may limit the amount of funds available for distribution to its members), as well as any contractual restrictions. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Because of these various limitations and restrictions, we have, in the past, had to suspend our quarterly dividend payment. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Our Dividend Policy.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters and principal offices are located at 120 West 45th Street, New York, New York 10036, where we occupy approximately 22,000 square feet out of 32,000 square feet of space under our non-cancellable operating lease, the term of which expires in October 2015. During the year ended December 31, 2011, we entered into a non-cancellable sublease agreement for approximately 10,000 square feet of excess office space associated with the operating lease, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Exhibit 10.7 of the Company’s 2011 Annual Report on Form 10-K. We believe the space we occupy is adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company may be subject to various legal and administrative proceedings.

Currently, there are no material legal proceedings pending against us.

ITEM 4.	REMOVED AND RESERVED

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “PZN”. As of March 1, 2013, there were approximately 30 record holders of our Class A common stock and 71 record holders of our Class B common shares. These numbers do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.

The following table sets forth the quarterly high and low sales prices of our Class A common stock on the NYSE for the periods indicated and dividends declared during such periods.

	2012			2011
Quarter	High	Low	Dividends Declared Per Share	High	Low	Dividends Declared Per Share
Quarter Ended March 31	$6.66	$4.30	$0.19	$8.00	$6.47	$0.03
Quarter Ended June 30	$7.39	$3.82	$0.03	$8.03	$5.00	$0.03
Quarter Ended September 30	$5.82	$3.68	$0.03	$6.53	$3.20	$0.03
Quarter Ended December 31	$5.66	$4.51	$0.03	$5.06	$3.18	$0.03

Our Dividend Policy

Our Board of Directors has targeted a cash dividend payout ratio of approximately 70% to 80% of annual non-GAAP net income, subject to growth initiatives and other funding needs. We use non-GAAP measures, discussed in further detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Non-GAAP Net Income” in Part II of this Annual Report to assess the strength of the underlying operations of the business. We believe non-GAAP measures provide information to better analyze our operations between periods, and over time. We are a holding company and have no material assets other than our ownership of membership interests in our operating company. As a result, we depend upon distributions from our operating company to pay any dividends that our Board of Directors may declare to be paid to our Class A common stockholders, if any. When and if our Board of Directors declares any such dividends, we then cause our operating company to make distributions to us in an amount sufficient to cover the dividends declared. We may not pay dividends to our Class A common stockholders in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends, or any of our financing facilities or other agreements restrict us from doing so. To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

Our ability to pay dividends is subject to Board of Director discretion and may be limited by our holding company structure and applicable provisions of Delaware law. See “Item 1A — Risk Factors — Risks Related to Our Class A Common Stock-Our ability to pay dividends is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law.”

Recent Sales of Unregistered Securities

For 2012, in connection with new employee member grants and year-end compensation, we issued an aggregate of 124,718 Class B units of our operating company, and the related 124,718 shares of Class B common stock to employee members. We also awarded an aggregate of 51,625 options to acquire Class B units of our operating company to certain employee members, at an exercise price of $5.24 per unit.

Additionally, in 2012, we issued an aggregate of 72,288 shares of Phantom Class A common stock to our non-employee directors, see “Item 11 — Executive Compensation — 2012 Non-Employee Director

Compensation,” and an aggregate of 4,184,727 shares of Phantom Class B units to certain employee members in connection with year-end compensation, see Note 3 to our consolidated financial statements beginning on page F-14 of this Annual Report.

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

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock over the five-year period ending December 31, 2012, with the cumulative total return of the S&P 500® and the SNL Asset Manager Index*. The graph assumes the investment of $100 in our common stock, and in each of the two indices, on December 31, 2007 and the reinvestment of all dividends, if any.

Total Return Performance

	Period Ending
Index	2007	2008	2009	2010	2011	2012
Pzena Investment Management, Inc.	$100.00	$37.85	$73.00	$68.04	$40.94	$53.47
SNL Asset Manager Index	$100.00	$47.52	$77.09	$88.74	$76.76	$98.48
S&P 500 Index	$100.00	$63.00	$79.67	$91.68	$93.61	$108.59

*	The SNL Asset Manager Index is comprised of the securities of the following publicly traded companies: Affiliated Managers Group, Inc.; Alliance Bernstein Holding L.P; Apollo Global Management, LLC; Artio Global Investors Inc.; Blackrock, Inc.; The Blackstone Group L.P.; Brookfield Asset Management Inc.; Calamos Asset Management, Inc.; Carlyle Group L.P.; Cohen & Steers, Inc.; Diamond Hill Investment Group, Inc.; Eaton Vance Corp.; Epoch Holding Corporation; Federated Investors, Inc.; Financial Engines, Inc.; Fortress Investment Group LLC; Franklin Resources, Inc.; GAMCO Investors, Inc.; Hennessy Advisors, Inc.; Invesco Ltd.; Janus Capital Group Inc.; KKR & Co. L.P.; Legg Mason, Inc.; Manning & Napier Advisors, LLC; Oaktree Capital Group LLC; Och-Ziff Capital Management Group LLC; Pzena Investment Management, Inc.; Resource America, Inc.; SEI Investments Company; T. Rowe Price Group, Inc.; U.S. Global Investors, Inc.; Value Line, Inc.; Virtus Investment Partners, Inc.; Waddell & Reed Financial, Inc.; Westwood Holdings Group, Inc.; and WisdomTree Investments, Inc.

In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any future filings by us under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(in millions)
October 1, 2012 through October 31, 2012	7,251	$5.27	7,251	$9.7
November 1, 2012 through November 30, 2012	34,155	5.15	34,155	9.5
December 1, 2012 through December 31, 2012	53,143	5.28	53,143	9.1
Total	94,549	$5.23	94,549	$9.1

(1)	Our current share repurchase program was announced on April 24, 2012. The Board of Directors authorized us to repurchase an aggregate of $10 million of our outstanding Class A common stock, and the operating company's Class B units, on the open market and in private transactions in accordance with applicable securities laws. The timing, number, and value of common shares and units repurchased are subject to the Company’s discretion. The Company’s share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, or for any reason.
(2)	Total Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs also reflects the repurchase of 33,027 of the operating company's Class B Units during December 2012 for an average price of $5.27 per share.

Equity Compensation Plan Information

For certain information concerning securities authorized for issuance under our equity compensation plans, see “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information.”

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical consolidated financial data of Pzena Investment Management, Inc. The selected consolidated statements of operations data for the years ended December 31, 2012, 2011, and 2010 and the selected consolidated statements of financial condition data as of December 31, 2012 and 2011, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The selected consolidated statement of operations data for the years ended December 31, 2009 and 2008, and the selected consolidated statements of financial condition as of December 31, 2010, 2009 and 2008, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements not included in this report.

You should read the following selected historical consolidated financial data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the related notes included elsewhere in this Annual Report.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share and per share amounts)
Statements of Operations Data:
REVENUE
Management Fees	$75,980	$79,230	$77,025	$63,039	$101,404
Performance Fees	300	3,815	500	—	—
Total Revenue	76,280	83,045	77,525	63,039	101,404
EXPENSES
Cash Compensation and Benefits	28,690	29,518	25,895	22,057	20,703
Other Non-Cash Compensation	3,065	5,047	3,653	2,934	4,952
Total Compensation and Benefits Expense	31,755	34,565	29,548	24,991	25,655
General and Administrative Expenses	7,346	10,626	8,007	8,261	11,356
TOTAL OPERATING EXPENSES	39,101	45,191	37,555	33,252	37,011
Operating Income	37,179	37,854	39,970	29,787	64,393
Other Income/(Expense)	(863)	(1,466)	(2,744)	1,601	35,685
INCOME BEFORE INCOME TAXES	36,316	36,388	37,226	31,388	100,078
Income Tax Provision/(Benefit)	1,911	3,145	741	(1,307)	67,680
Consolidated Net Income	34,405	33,243	36,485	32,695	32,398
Less: Net Income Attributable to Non-Controlling Interests.	30,565	29,861	32,674	29,326	36,095
NET INCOME/(LOSS) Attributable to Pzena Investment Management, Inc.	$3,840	$3,382	$3,811	$3,369	$(3,697)
Per Share Data(1):
Net Income/(Loss) for Basic Earnings per Share	$3,840	$3,382	$3,811	$3,369	$(3,697)
Basic Earnings/(Loss) per Share	$0.36	$0.34	$0.41	$0.41	$(0.60)
Basic Weighted Average Shares Outstanding	10,787,540	9,972,978	9,186,520	8,217,561	6,122,569
Net Income/(Loss) for Diluted Earnings per Share	$20,821	$20,631	$22,419	$18,106	$(3,697)
Diluted Earnings/(Loss) per Share	$0.32	$0.32	$0.34	$0.28	$(0.60)
Diluted Weighted Average Shares Outstanding	65,491,273	65,095,797	64,985,753	64,853,824	6,122,569
Cash Dividends Declared Per Share	$0.28	$0.12	$0.24	$—	$0.27

(1)	The Company issues restricted Class B units that have non-forfeitable dividend rights. Under the “two-class method”, these units are considered participating securities and are required to be included in the computation of diluted earnings per share.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Statements of Financial Condition Data:
Cash and Cash Equivalents	$32,645	$35,083	$16,381	$15,908	$27,421
TOTAL ASSETS	64,679	66,678	48,402	48,518	62,519
Term Loan	—	—	—	—	22,000
Senior Subordinated Debt	—	—	—	10,000	16,000
TOTAL LIABILITIES	16,713	20,454	14,606	21,160	46,179
Non-Controlling Interests	33,397	32,287	23,224	19,088	11,819
EQUITY	$14,569	$13,937	$10,572	$8,270	$4,521

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. At December 31, 2012, our assets under management, or AUM, was $17.1 billion. We manage separate accounts on behalf of institutions and high net worth individuals, and act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”). As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income. As of December 31, 2012, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 17.2% and 82.8%, respectively, of the economic interests in the operations of our business.

Non-GAAP Net Income

Our results for the years ended December 31, 2012, 2011, and 2010 included recurring adjustments related to the Company’s tax receivable agreement and the associated liability to its selling and converting shareholders, in addition to adjustments related to certain one-time charges recognized in operating expense in the fourth quarter of 2011. We believe that these accounting adjustments add a measure of non-operational complexity which partially obscures the underlying performance of our business. In evaluating our financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items. Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $20.4 million and $0.31, respectively, for the year ended December 31, 2012, $23.2 million and $0.36, respectively, for the year ended December 31, 2011, and $21.7 million and $0.33, respectively, for the year ended December 31, 2010. GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of prior period and other adjustments, the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, and adjustments related to the one-time charges recognized in operating expense in the fourth quarter of 2011. Our effective tax rate, exclusive of these adjustments, was approximately 42.9% for the years ended December 31, 2012 and 2011, respectively, and was approximately 42.7% for the year ended December 31, 2010. See “Operating Results — Income Tax Expense” below.

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

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands, except share and per share amounts)
GAAP Net Income	$3,840	$3,382	$3,811
Net Effect of One-time Adjustments	—	443	—
Net Effect of Tax Receivable Agreement	(421)	(214)	(695)
Non-GAAP Net Income	$3,419	$3,611	$3,116
GAAP Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	$29,711	$30,188	$32,445
Effect of One-time Adjustments	—	4,017	—
Non-GAAP Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	29,711	34,205	32,445
Less: Assumed Corporate Income Taxes	12,730	14,660	13,837
Assumed After-Tax Income of Pzena Investment Management, LLC	16,981	19,545	18,608
Non-GAAP Net Income of Pzena Investment Management, Inc.	3,419	3,611	3,116
Non-GAAP Diluted Net Income	$20,400	$23,156	$21,724
Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$20,400	$23,156	$21,724
Non-GAAP Diluted Earnings Per Share	$0.31	$0.36	$0.33
Non-GAAP Diluted Weighted-Average Shares Outstanding	65,491,273	65,095,797	64,985,753

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

Our expenses may fluctuate due to a number of factors, including the following:

•	variations in the level of total compensation expense due to, among other things, bonuses, awards of equity to our employees and employee members of our operating company, changes in our employee count and mix, and competitive factors; and
•	general and administrative expenses, such as rent, professional service fees and data-related costs, incurred, as necessary, to run our business.

Other Income/(Expense)

Other income/(expense) is derived primarily from investment income or loss arising from our consolidated subsidiaries, income or loss generated by our investments in third-party mutual funds, and interest income generated on our cash balances. Other income/(expense) is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was executed in connection with our reorganization and initial public offering on October 30, 2007. As discussed further below under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our acquisitions of our operating company’s units from our selling and converting shareholders. We expect the interest and investment components of other income/(expense), in the aggregate, to fluctuate based on market conditions and the performance of our consolidated investment partnerships and other investments.

Non-Controlling Interests

Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence. We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements. As a result, our income is generated by our economic interest in our operating company’s net income. As of December 31, 2012, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 17.2% and 82.8%, respectively, of the economic interests in the operations of the business.

Operating Results

Assets Under Management and Flows

As of December 31, 2012, our approximately $17.1 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets. The performance of our largest investment strategies as of December 31, 2012 is further described below. As of July 1, 2012, we launched a Large Cap Expanded Value strategy which, by asset size, is now one of our largest investment strategies. We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings. While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our six largest investment strategies from their inception to December 31, 2012, and in the five-year, three-year, and one-year periods ended December 31, 2012, relative to the performance of: (i) the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy, and (ii) the S&P 500® Index, which is provided for the limited purpose of providing a comparison to the broader equity market.

	Period Ended December 31, 2012(1)
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Focused Value (October 2000)
Annualized Gross Returns	4.7%	(0.3)%	8.4%	15.8%
Annualized Net Returns	4.2%	(0.7)%	8.0%	15.3%
Russell 1000® Value Index	4.3%	0.6%	10.9%	17.5%
S&P 500® Index	1.9%	1.7%	10.9%	16.0%
Global Focused Value (January 2004)
Annualized Gross Returns	3.0%	(3.0)%	6.0%	22.0%
Annualized Net Returns	2.3%	(3.7)%	5.3%	21.3%
MSCI World(SM) Index – Net/U.S.$(2)	5.0%	(1.2)%	6.9%	15.8%
S&P 500® Index	4.9%	1.7%	10.9%	16.0%
Large Cap Expanded Value (July 2012)
Annualized Gross Returns(3)	8.7%	—	—	—
Annualized Net Returns(3)	8.7%	—	—	—
Russell 1000® Value Index	8.1%	—	—	—
S&P 500® Index	5.9%	—	—	—
International (ex-U.S.) Expanded Value (November 2008)
Annualized Gross Returns	14.6%	—	6.1%	24.0%
Annualized Net Returns	14.3%	—	5.8%	23.7%
MSCI EAFE® Index – Net/U.S.$(2)	9.6%	—	3.6%	17.3%
S&P 500® Index	12.2%	—	10.9%	16.0%
Focused Value (January 1996)
Annualized Gross Returns	9.7%	0.5%	9.5%	16.9%
Annualized Net Returns	8.9%	(0.2)%	8.8%	16.2%
Russell 1000® Value Index	7.7%	0.6%	10.9%	17.5%
S&P 500® Index	7.0%	1.7%	10.9%	16.0%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	13.4%	8.5%	12.3%	21.3%
Annualized Net Returns	12.1%	7.4%	11.2%	20.1%
Russell 2000® Value Index	9.3%	3.5%	11.6%	18.1%
S&P 500® Index	7.0%	1.7%	10.9%	16.0%

(1)	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.
(2)	Net of applicable withholding taxes and presented in U.S.$.
(3)	For Large Cap Expanded Value strategy, launched in July 2012, Annualized Gross and Net returns appear to be equal due to timing of advisory fee payments.

Large Cap Focused Value.  We screen a universe of the 500 largest U.S. listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in October 2000. At December 31, 2012, the Large Cap Focused Value strategy generated a one-year annualized gross return of 15.8%, underperforming its benchmark but relatively even with the broader equity market in general. The main drivers of this underperformance relative to the benchmark were certain holdings in the consumer discretionary and technology sectors partially offset by our exposure to the generally strong financial services sector and the portfolio’s housing-related holdings.

Global Focused Value.  We screen a universe of the 1,500 largest non U.S. listed companies, based on market capitalization, and the 500 largest U.S. listed companies, based on market capitalization, to build a portfolio generally consisting of 40 to 60 stocks. We launched this strategy in January 2004. At December 31, 2012, the Global Focused Value strategy generated a one-year annualized gross return of 22.0%, outperforming both its benchmark and the broader equity market in general. This outperformance relative to the benchmark was due primarily to our European investments. The portfolio’s top contributors to relative performance were the financial services, industrials, materials and consumer discretionary sector holdings partially offset by the weak performers in the information technology sector.

Large Cap Expanded Value.  We screen a universe of the 500 largest U.S. listed companies, based on market capitalization, to build a portfolio generally consisting of 50 to 80 stocks. We launched this strategy in July 2012. At December 31, 2012, the Large Cap Expanded Value strategy generated a gross return of 8.7% since inception, outperforming both its benchmark and the broader equity market in general. This outperformance relative to the benchmark was driven primarily by the financial services sector partially offset certain holdings in the consumer discretionary and technology sectors.

International (ex-U.S.) Expanded Value.  We screen a universe of the 1,500 largest non-U.S. listed companies, based on market capitalization, to build a portfolio generally consisting of 60 to 80 stocks. We launched this strategy in November 2008. At December 31, 2012, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of 24.0%, outperforming both its benchmark and the broader equity market in general. From a regional perspective, this outperformance relative to the benchmark was due primarily to our investment exposure to Europe and Asia. The biggest contributors to this outperformance were the financial services, industrials, materials and consumer discretionary holdings which were partially offset by certain holdings in the information technology sector.

Focused Value.  We screen a universe of the 1,000 largest U.S. listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in January 1996. At December 31, 2012, the Focused Value strategy generated a one-year annualized gross return of 16.9%, underperforming its benchmark but outperforming the broader equity market in general. This underperformance relative to the benchmark were certain holdings in the consumer discretionary and technology sectors partially offset by our the financial services sector and the portfolio’s housing-related holdings.

Small Cap Focused Value.  We screen a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization, to build a portfolio generally consisting of 40 to 50 stocks. We launched this strategy in January 1996. At December 31, 2012, the Small Cap Focused Value strategy generated a one-year annualized gross return of 21.3%, outperforming both its benchmark and the broader equity market in general. This outperformance relative to the benchmark was driven primarily by a generally strong financial services sector and the portfolio’s housing-related holdings, partially offset by our stock selection in the producer durables sector.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional accounts and our retail accounts for the years ended December 31, 2012, 2011, and 2010 is described below. Inflows are composed solely of the investment of new or additional assets by new or existing clients. Outflows consist solely of redemptions of assets by existing clients.

	For the Year Ended December 31,
Assets Under Management	2012	2011	2010
	(in billions)
Institutional Accounts
Assets
Beginning of Period	$11.3	$12.5	$10.7
Inflows	0.7	2.1	1.8
Outflows	(2.8)	(2.2)	(1.7)
Net Flows	(2.1)	(0.1)	0.1
Market Appreciation/(Depreciation)	2.0	(1.1)	1.7
End of Period	$11.2	$11.3	$12.5
Retail Accounts
Assets
Beginning of Period Assets	$2.2	$3.1	$3.6
Inflows	4.0	0.9	1.3
Outflows	(1.0)	(1.6)	(2.2)
Net Flows	3.0	(0.7)	(0.9)
Market Appreciation/(Depreciation)	0.7	(0.2)	0.4
End of Period	$5.9	$2.2	$3.1
Total
Assets
Beginning of Period	$13.5	$15.6	$14.3
Inflows	4.7	3.0	3.1
Outflows	(3.8)	(3.8)	(3.9)
Net Flows	0.9	(0.8)	(0.8)
Market Appreciation/(Depreciation)	2.7	(1.3)	2.1
End of Period	$17.1	$13.5	$15.6

  The following table describes the allocation of our AUM among our investment strategies, as of December 31, 2012, 2011, and 2010:

	AUM at December 31,
Investment Strategy	2012	2011	2010
	(in billions)
U.S. Value Strategies	$10.9	$7.9	$10.1
Global Value Strategies	4.0	3.7	3.4
Non-U.S. Value Strategies	2.2	1.9	2.1
Total	$17.1	$13.5	$15.6

During the year ended December 31, 2012, our AUM increased $3.6 billion, or 26.7%, from $13.5 billion at December 30, 2011. This increase is primarily due to inflows in our retail Large Cap Expanded Value strategy and market appreciation during the year ended December 31, 2012.

At December 31, 2012, we managed $11.2 billion in institutional accounts and $5.9 billion in retail accounts, for a total of $17.1 billion in assets. For the year ended December 31, 2012, we experienced total gross inflows of $4.7 billion and $2.7 billion in market appreciation, which were partially offset by total gross outflows of $3.8 billion. Assets in institutional accounts decreased by $0.1 billion, or 0.9%, from $11.3 billion at December 31, 2011, due to $2.8 billion in gross outflows partially offset by $2.0 billion in market appreciation and $0.7 billion in gross inflows. Assets in retail accounts increased by $3.7 billion, or 168%, from $2.2 billion at December 31, 2011 as a result of $4.0 billion in gross inflows and $0.7 billion in market appreciation, partially offset by $1.0 billion in gross outflows. Retail inflows are primarily associated with our assignment to manage 28% of the Vanguard Windsor Fund as of the beginning of August 2012.

At December 31, 2011, we managed $11.3 billion in institutional accounts and $2.2 billion in retail accounts, for a total of $13.5 billion in assets. For the year ended December 31, 2011, we experienced total gross outflows of $3.8 billion, which were partially offset by total gross inflows of $3.0 billion. Assets in institutional accounts decreased by $1.2 billion, or 9.6%, from $12.5 billion at December 31, 2010, due to $2.2 billion in gross outflows and $1.1 billion in market depreciation, partially offset by $2.1 billion in gross inflows. Assets in retail accounts decreased by $0.9 billion, or 29%, from $3.1 billion at December 31, 2010, as a result of $1.6 billion in gross outflows and $0.2 billion in market depreciation, partially offset by $0.9 billion in gross inflows.

At December 31, 2010, we managed $12.5 billion in institutional accounts and $3.1 billion in retail accounts, for a total of $15.6 billion in assets. For the year ended December 31, 2010, we experienced total gross inflows of $3.1 billion, which were offset by total gross outflows of $3.9 billion. Assets in institutional accounts increased by $1.8 billion, or 16.8%, from $10.7 billion at December 31, 2009, due to $1.8 billion in gross inflows and $1.7 billion in market appreciation, partially offset by $1.7 billion in gross outflows. Assets in retail accounts decreased by $0.5 billion, or 13.9%, from $3.6 billion at December 31, 2009, as a result of $2.2 billion in gross outflows, partially offset by $1.3 billion in gross inflows and $0.4 billion in market appreciation.

Our revenues are generally correlated with the levels of our weighted average AUM. Our weighted average AUM fluctuates based on changes in the market value of accounts advised and managed by us, and on our fund flows. Since we are long-term fundamental investors, we believe that our investment strategies yield the most benefits, and are best evaluated, over a long-term timeframe. We believe that our investment strategies are generally evaluated by our clients and our potential future clients based on their relative performance since inception, and the previous one-year, three-year, and five-year periods. There has typically been a correlation between our strategies’ investment performance and the size and direction of asset flows over the long-term. To the extent that our returns for these periods outperform client benchmarks, we would generally anticipate increased asset flows over the long term. Correspondingly, negative returns relative to client benchmarks could cause existing clients to reduce their exposure to our products, or hinder new client acquisition.

In addition, an increase in weighted average AUM and in revenues typically results in higher operating income and net income, while a decrease in weighted average AUM and in revenues typically results in lower operating income, net income, and operating margins. We would expect pressure on our operating income, net income and operating margins in the future if average AUM and revenues were to decline.

Revenues

Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three years ended December 31, 2012, 2011, and 2010 is described below:

	For the Year Ended December 31,
Revenue	2012	2011	2010
	(in thousands)
Institutional Accounts	$64,919	$72,002	$65,254
Retail Accounts	11,361	11,043	12,271
Total	$76,280	$83,045	$77,525

Year Ended December 31, 2012 versus December 31, 2011

Our total revenue decreased $6.7 million, or 8.1%, to $76.3 million for the year ended December 31, 2012, from $83.0 million for the year ended December 31, 2011. This change was driven primarily by a $3.5 million decrease in performance fees recognized, as well as a shift in the mix of weighted average AUM between our institutional and retail strategies. For the year ended December 31, 2012, weighted average assets in our institutional and retail strategies were 75.8% and 24.2%, respectively, of total weighted average AUM. For the year ended December 31, 2011, weighted average assets in our institutional and retail strategies were 81.3% and 18.7%, respectively of total weighted average AUM. As discussed above, due to the substantially large account size of certain of our retail accounts, these accounts generally carry lower weighted average fee rates. This shift in mix was driven by retail inflows primarily associated with our assignment to manage 28% of the Vanguard Windsor Fund as of the beginning of August 2012 as well as net outflows in our institutional accounts. To the extent that we experience further shifts in weighted average AUM, our revenue could be affected.

Our weighted average fees were 0.512% and 0.553% for the years ended December 31, 2012 and 2011, respectively. This decrease was primarily due to the decrease of performance fees recognized in 2012 as noted above combined with the partial period impact of a higher mix of assets in our retail Large Cap Diversified strategy which carries a lower fee rate. Weighted average assets in institutional accounts decreased $0.9 billion, or 7.4%, to $11.3 billion for the year ended December 31, 2012, from $12.2 billion for the year ended December 31, 2011, and had weighted average fees of 0.574% and 0.591% for the years ended December 31, 2012 and 2011, respectively. Weighted-average fee rates decreased primarily due to the decrease in performance fees recognized during 2012, partially offset by a higher mix of assets in our Global Focused Value strategy, which generally carries higher fee rates. Our tiered fee schedules typically charge lower rates as account size increases. Weighted average assets in retail accounts increased $0.8 billion, or 28.6%, to $3.6 billion for the year ended December 31, 2012, from $2.8 billion for the year ended December 31, 2011, and had weighted average fees of 0.316% and 0.389% for the years ended December 31, 2012 and 2011, respectively. The decrease in weighted average fees in retail accounts was due primarily to partial period impact of the Vanguard assignment.

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

Our weighted average fees were 0.553% and 0.541% for the years ended December 31, 2011 and 2010, respectively. This increase was primarily due to performance fees recognized, as noted above. Weighted average assets in institutional accounts increased $1.2 billion, or 10.9%, to $12.2 billion for the year ended December 31, 2011, from $11.0 billion for the year ended December 31, 2010, and had weighted average fees of 0.591% for each of the years ended December 31, 2011 and 2010. Weighted-average fee rates remained flat year-over-year, benefitting from performance fees recognized, as noted above, offset by a decrease related to larger average institutional account size. Our tiered fee schedules typically charge lower rates as account size increases. Weighted average assets in retail accounts decreased $0.5 billion, or 15.2%, to $2.8 billion for the year ended December 31, 2011, from $3.3 billion for the year ended December 31, 2010, and had weighted average fees of 0.389% and 0.372% for the years ended December 31, 2011 and 2010, respectively. The increase in weighted average fees in retail accounts was due to the full-year effect of the expiration of a prior year voluntary partial fee waiver for the John Hancock Classic Value Fund, and a higher mix of assets in our retail Emerging Markets Focused Value strategy, which carries a higher fee rate. The timing of asset flows in our other retail accounts also contributed to the change in our retail weighted-average fee rate.

Expenses

Our operating expense is driven primarily by our compensation costs. The table below describes the components of our operating expense for the years ended December 31, 2012, 2011, and 2010.

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash Compensation and Other Benefits	$28,690	$29,518	$25,895
Other Non-Cash Compensation	3,065	5,047	3,653
Total Compensation and Benefits Expense	31,755	34,565	29,548
General and Administrative Expense	7,346	10,626	8,007
Total Operating Expenses	$39,101	$45,191	$37,555

Year Ended December 31, 2012 versus December 31, 2011

Total operating expense decreased by $6.1 million, or 13.5%, to $39.1 million for the year ended December 31, 2012, from $45.2 million for the year ended December 31, 2011. This decrease was primarily attributable to one-time charges associated with the sublease of excess real estate and a charge related to certain employee departures, both realized in the fourth quarter of 2011.

Compensation and benefits expense decreased by $2.8 million, or 8.1%, to $31.8 million for the year ended December 31, 2012, from $34.6 million for the year ended December 31, 2011. This decrease was primarily attributable to $2.2 million in charges related to certain employee departures recognized during the fourth quarter of 2011 and a decrease of $0.6 million in discretionary bonus amounts in 2012. The $0.8 decrease in cash compensation is primarily due to the one-time charges recognized during the fourth quarter of 2011, partially offset by a shift in compensation mix. The $2.0 million decrease in other non-cash compensation was primarily due to a shift in compensation mix and a reduction in amortization associated with previously issued awards. We would expect non-cash compensation expense in subsequent years to depend on the size and composition of awards granted under our equity incentive plans.

General and administrative expense decreased by $3.3 million, or 30.9%, to $7.3 million for the year ended December 31, 2012, from $10.6 million for the year ended December 31, 2011. This decrease is primarily due to a decrease in rent and real estate costs recognized during 2012. During the year ended December 31, 2011, we entered into a noncancelable sublease agreement for certain excess office space associated with our operating lease agreement. As discussed below, we recognized a $2.5 million loss associated with this operating sublease during 2011. No such loss was recognized during 2012.

Year Ended December 31, 2011 versus December 31, 2010

Total operating expense increased by $7.6 million, or 20.3%, to $45.2 million for the year ended December 31, 2011, from $37.6 million for the year ended December 31, 2010. This increase was primarily attributable to one-time charges associated with the sublease of excess real estate and a charge related to certain employee departures, as well as increases in the Company’s discretionary bonus amounts.

Compensation and benefits expense increased by $5.1 million, or 17.0%, to $34.6 million for the year ended December 31, 2011, from $29.5 million for the year ended December 31, 2010. This increase was primarily attributable to $2.2 million in charges related to certain employee departures and an increase in discretionary bonus accruals. The $1.3 million increase in other non-cash compensation relates to annual equity awards to our members, and arose in part as a result of a shift in compensation mix and the amortization of previously issued awards.

General and administrative expense increased by $2.6 million, or 32.7%, to $10.6 million for the year ended December 31, 2011, from $8.0 million for the year ended December 31, 2010. During the year ended December 31, 2011, we entered into a noncancelable sublease agreement for certain excess office space associated with our operating lease agreement and recognized a $1.6 million loss in general and administrative expense for the aggregate excess of the costs expected to be incurred over the anticipated sublease income associated with this operating sublease. In addition, we recognized a $0.9 million loss on disposal of fixed assets associated with this sublease, which is also included in general and administrative expense.

Other Income/(Expense)

Year Ended December 31, 2012 versus December 31, 2011

Other income/(expense) was an expense of $0.9 million for the year ended December 31, 2012, and consisted primarily of $2.6 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $1.5 million of net realized and unrealized gain from investments and $0.3 million in interest and dividend income. Other income/(expense) was an expense of $1.5 million for the year ended December 31, 2011, and consisted primarily of $1.6 million in expense related to adjustments to our liability to our selling and converting shareholders, and $0.4 million of net realized and unrealized losses from investments, partially offset by $0.4 million in interest and dividend income. As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders. The $1.9 million year-over-year change in net realized and unrealized gains/(losses) was due to investment performance.

Year Ended December 31, 2011 versus December 31, 2010

Other income/(expense) was an expense of $1.5 million for the year ended December 31, 2011, and consisted primarily of $1.6 million in expense related to adjustments to our liability to our selling and converting shareholders, and $0.4 million of net realized and unrealized losses from investments, partially offset by $0.4 million in interest and dividend income. Other income/(expense) was an expense of $2.7 million for the year ended December 31, 2010, and consisted primarily of $3.3 million in expense related to adjustments to our liability to our selling and converting shareholders, and $0.2 million in interest expense, partially offset by $0.4 million of net realized and unrealized gains from investments, and $0.3 million in interest and dividend income. The $0.8 million year-over-year change in net realized and unrealized gains/(losses) was due to investment performance, while the decline in interest expense was the result of the full repayment of our outstanding debt in 2010.

Income Tax Expense

Our results for the years ended December 31, 2012, 2011, and 2010 included the effects of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and certain one-time charges discussed in “Expenses,” above. Our effective corporate tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and adjustments related to certain one-time charges recognized in operating expense in the fourth quarter of 2011, was 42.8%, 42.4%, and 42.7% for the years ended December 31, 2012, 2011, and 2010, respectively.

Non-GAAP income before corporate income taxes used to calculate our income before income taxes for the years ended December 31, 2012, 2011, and 2010 are as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Income Before Income Taxes	$36,316	$36,388	$37,226
One-time adjustments	—	4,798	—
Change in Liability to Selling and Converting Shareholders	2,647	1,581	3,312
Non-GAAP Unincorporated Business Taxes	(2,420)	(2,622)	(2,431)
Non-GAAP Net Income Attributable to Non-Controlling Interests	(30,565)	(33,878)	(32,674)
Non-GAAP Income Before Corporate Taxes	$5,978	$6,267	$5,433
Unincorporated Business Taxes	$2,420	$2,617	$2,431
Add back: Effect of One-Time Adjustments	—	5	—
Non-GAAP Unincorporated Business Taxes	$2,420	$2,622	$2,431
Net Income Attributable to Non-Controlling Interests	$30,565	$29,861	$32,674
Add back: Effect of One-Time Adjustments	—	4,017	—
Non-GAAP Net Income Attributable to Non-Controlling Interests	$30,565	$33,878	$32,674

Our non-GAAP effective corporate tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was determined as follows:

	For the Year Ended December 31,
	2012		2011		2010
	Tax	% of Non-GAAP Pre-tax Income	Tax	% of Non-GAAP Pre-tax Income	Tax	% of Non-GAAP Pre-tax Income
	(in thousands)		(in thousands)		(in thousands)
Federal Corporate Tax	$2,032	34.0%	$2,131	34.0%	$1,847	34.0%
State and Local Taxes, Net of Federal Benefit	529	8.9%	556	8.9%	470	8.7%
Prior Period and Other Adjustments	(2)	(0.1)%	(31)	(0.5)%	—	—
Non-GAAP Effective Taxes	$2,559	42.8%	$2,656	42.4%	$2,317	42.7%

Year Ended December 31, 2012 versus December 31, 2011

Income tax expense decreased $1.2 million, from $3.1 million for the year ended December 31, 2011, to $1.9 million for the year ended December 31, 2012. The 2012 and 2011 income tax expense included $3.1 million and $1.8 million, respectively, of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset related to our tax receivable agreement. Exclusive of these adjustments, the remaining income tax expense for the year ended December 31, 2012 consisted of $2.4 million in operating company unincorporated business taxes and $2.6 million of corporate income taxes. On a similar basis, the remaining income tax expense for the year ended December 31, 2011 consisted of $2.6 million of operating company unincorporated business taxes and $2.7 million of corporate income taxes. The decrease in these taxes is attributable primarily to a decrease in taxable income. The increase in the non-GAAP effective tax rate was attributable to the decrease in prior period adjustments recognized in 2012. A comparison of the GAAP effective tax rates for the years ended December 31, 2012 and 2011 is not meaningful due to the valuation allowance adjustments.

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

Non-Controlling Interests

Year Ended December 31, 2012 versus December 31, 2011

Net income attributable to non-controlling interests was $30.6 million for the year ended December 31, 2012, and consisted of $29.7 million associated with our employees’ and outside investors’ approximately 83.3% weighted-average interest in the income of the operating company, and approximately $0.9 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships. Net income attributable to non-controlling interests was $29.9 million for the year ended December 31, 2011. The one-time adjustments discussed above in “Expenses” reduced net income attributable to non-controlling interests by $4.0 million in 2011. Exclusive of these one-time adjustments, net income attributable to non-controlling interests was $33.9 million for the year ended December 31, 2011, and consisted of $34.2 million associated with our employees’ and outside investors’ approximately 84.8% weighted-average interest in the income of the operating company, offset by the $0.3 million effect of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships. The change in net income attributable to non-controlling interests, excluding the impact of one-time adjustments, reflects primarily the decrease in performance fees recognized and in our weighted average AUM, each of which had a corresponding negative impact on operating company revenues and income. This decrease was offset by positive performance in our consolidated investment partnerships in 2012 compared to 2011.

Year Ended December 31, 2011 versus December 31, 2010

Net income attributable to non-controlling interests was $29.9 million for the year ended December 31, 2011. The one-time adjustments discussed above in “Expenses” reduced net income attributable to non-controlling interests by $4.0 million in 2011. Exclusive of these one-time adjustments, net income attributable to non-controlling interests was $33.9 million for the year ended December 31, 2011, and consisted of $34.2 million associated with our employees’ and outside investors’ approximately 84.8% weighted-average interest in the income of the operating company, offset by the $0.3 million effect of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships. Net income attributable to non-controlling interests was $32.7 million for the year ended December 31, 2010, and consisted of $32.4 million associated with our employees’ and outside investors’ approximately 85.7% weighted-average interest in the income of the operating company, and approximately $0.2 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships. The change in net income attributable to non-controlling interests reflects primarily the increase in performance fees recognized and in our weighted average AUM, each of which had a corresponding positive impact on operating company revenues and income. This increase was offset by negative performance in our consolidated investment partnerships in 2011 compared to 2010.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through the cash generated by our operations. Distributions to members of our operating company are our largest use of cash from financing activities. Investing activities have historically been investments in our own investment strategies, purchases and sales of investments to fund our deferred compensation program, and, to a lesser extent, capital expenditures.

At December 31, 2012, our cash and cash equivalents was $32.6 million, inclusive of $3.2 million in cash held by our consolidated subsidiaries. Advisory fees receivable was $14.6 million. We also had approximately $2.9 million in investments and $1.1 million in our cash and cash equivalents set aside to satisfy our obligations under our deferred compensation program.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations. As an investment management firm, our business has been materially affected by conditions in the global financial markets and economic conditions throughout the world. Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM. For the year ended December 31, 2012, our weighted average AUM and revenues decreased by 0.7% and 8.1%, respectively, compared to our weighted average AUM and revenues for the year ended December 31, 2011.

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

We anticipate that tax allocations and dividend equivalent payments to the members of our operating company, which consisted of 35 of our employees, certain unaffiliated persons, former employees, and us, will continue to be a material financing activity. Cash distributions to operating company members for partnership tax allocations would increase should the taxable income of the operating company increase. Dividend equivalent payments will depend on our dividend policy and the discretion of our Board of Directors, as discussed below.

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

On an annual basis, our Board of Directors has targeted a cash dividend payout ratio of approximately 70% to 80% of our non-GAAP net income, subject to growth initiatives and other funding needs. Our ability to pay dividends is subject to the Board of Directors’ discretion and may be limited by our holding company structure and applicable provisions of Delaware law. See “Item 1A — Risk Factors — Risks Relating to Our Class A Common Stock.” Our ability to pay dividends is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law.”

Tax Receivable Agreement

Our purchase of membership units of our operating company concurrent with our initial public offering, and the subsequent and future exchanges by holders of Class B units of our operating company for shares of our Class A common stock (pursuant to the exchange rights provided for in the operating company’s operating agreement), has resulted in, and is expected to continue to result in, increases in our share of the tax basis of the tangible and intangible assets of our operating company, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions have reduced, and are expected to continue to reduce, the amount of cash taxes that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the current members of our operating company, the one member of our operating company immediately prior to our initial public offering who sold all of its membership units to us in connection with our initial public offering, and any future holders of Class B units, that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as described in the tax receivable agreement) as a result of the increases in tax basis described above and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Cash Flows

Year Ended December 31, 2012 versus December 31, 2011

Cash and Cash Equivalents decreased $2.4 million to $32.6 million in 2012 compared to $35.1 million in 2011. Net cash provided by operating activities decreased $14.1 million in 2012 to $32.0 million from $46.1 million in 2011. The decrease was primarily due to payments made in association with our tax receivable agreement during 2012, combined with 2011 one-time charges that were paid in 2012 and a higher mix of cash compensation paid during the year.

Net cash used in investing activities was $0.1 million in 2012 compared to $0.4 million used in 2011. The $0.3 million decrease was primarily attributable to a $1.0 million decrease in purchases from investments in deferred compensation partially offset by a $0.7 million decrease in proceeds from investments in our deferred compensation plan during 2012.

Net cash used in financing activities increased $7.2 million in 2012 to $34.3 million from $27.1 million in 2011. This increase is primarily due to the special dividend payments made in March of 2012 and the repurchase and retirement of Class A common stock, Class B units, and Class B unit options during 2012.

Year Ended December 31, 2011 versus December 31, 2010

Cash and Cash Equivalents increased $18.7 million to $35.1 million in 2011 compared to $16.4 million in 2010. Net cash provided by operating activities increased $4.0 million in 2011 compared to 2010 primarily reflecting changes in working capital, in addition to an increase in net income, exclusive of the effects of on-time charges in operating expense in 2011.

Net cash used in investing activities of $0.4 million in 2011 decreased $1.7 million compared to $2.1 million in 2010 primarily due to an increase of $1.2 million in proceeds from investments in our deferred compensation plan and a decrease of $0.5 million in purchases of investments in our deferred compensation plan during 2011.

Net cash used in financing activities decreased $12.4 million in 2011 to $27.1 million from $39.5 million in 2010 primarily due to the $10.0 million repayment of our senior subordinated notes in 2010 and a $5.3 million decrease in distributions to non-controlling interests partially offset by a decrease of $3.8 million in contributions from non-controlling interests.

Contractual Obligations

The following table sets forth information regarding our consolidated contractual obligations as of December 31, 2012.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating Lease Expenses, Net of Sublease Rental Income	$4,880	$1,722	$3,158	$—	$—
Total	$4,880	$1,722	$3,158	$—	$—

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2012.

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

We believe that the accounting estimate related to the $59.9 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance. If we are not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the institutional separate accounts we manage and the retail clients for which we act as sub-investment adviser. As noted in Item 1A, “Risk Factors,” we could experience declines in AUM due to poor performance of our investment strategies or a general economic downturn. These conditions could lead to declines in revenue and profitability, and there can be no assurance that there will not be declines in our AUM, revenue and profitability again in the future. An economic downturn, and volatility in the global financial markets, could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.

Our revenue for the three years ended December 31, 2012 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices. Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of marketable securities and investments in mutual funds. At December 31, 2012, the fair value of these assets was $2.2 million and $3.0 million, respectively. Assuming a 10% increase or decrease, the fair value would increase or decrease by $0.2 million and $0.3 million, respectively, at December 31, 2012.

Interest Rate Risk

Since the Company does not have any debt that bears interest at a variable rate, it does not have any direct exposure to interest rate risk at December 31, 2012.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

During the course of their review of our consolidated financial statements as of December 31, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on the assessment using those criteria, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Our independent registered public accounting firm audited the financial statements included in this Annual Report and have issued an audit report on our internal control over financial reporting. This report appears on page F-3 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information that we were required to disclose in a current report on Form 8-K during the fourth quarter of fiscal 2012 that was not so disclosed.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides certain information relating to our directors and executive officers.

Name	Age	Position
Richard S. Pzena	54	Chairman, Chief Executive Officer, Co-Chief Investment Officer
John P. Goetz	55	President, Co-Chief Investment Officer, Director
William L. Lipsey	54	President, Head of Marketing and Client Service, Director
Gary J. Bachman	45	Chief Financial Officer
Antonio DeSpirito, III	44	Executive Vice President
Michael D. Peterson	48	Executive Vice President
Steven M. Galbraith	50	Director
Joel M. Greenblatt	55	Director
Richard P. Meyerowich	70	Director
Ronald W. Tysoe	59	Director

Richard S. Pzena was appointed our Chairman, Chief Executive Officer and Co-Chief Investment Officer in May 2007. Prior to forming Pzena Investment Management, LLC in 1995, Mr. Pzena was the Director of U.S. Equity Investments and Chief Research Officer for Sanford C. Bernstein & Company. Mr. Pzena joined Sanford C. Bernstein & Company in 1986 as an oil industry analyst. During 1990 and 1991, Mr. Pzena served as Chief Investment Officer, Small Cap Equities, and assumed his broader domestic equity role in 1991. Prior to joining Bernstein, Mr. Pzena worked for the Amoco Corporation in various financial and planning roles. He earned a B.S. summa cum laude and an M.B.A. from the Wharton School of the University of Pennsylvania in 1979 and 1980, respectively.

John P. Goetz was appointed our President, Co-Chief Investment Officer in June 2007, and became a member of our Board of Directors in May 2011. Mr. Goetz joined us in 1996 as Director of Research and has been Co-Chief Investment Officer since 2005. Previously, Mr. Goetz held a range of key positions at Amoco Corporation for over 14 years, most recently as the Global Business Manager for Amoco’s $1 billion polypropylene business, where he had bottom-line responsibility for operations and development worldwide. Prior positions at Amoco included strategic planning, joint venture investments and project financing in various oil and chemical businesses. Prior to joining Amoco, Mr. Goetz had been employed by The Northern Trust Company and Bank of America. He earned a B.A. summa cum laude in Mathematics and Economics from Wheaton College in 1979 and an M.B.A. from the Kellogg School at Northwestern University in 1982.

William L. Lipsey was appointed our President, and Head of Marketing and Client Service in June 2007, and became a member of our Board of Directors in May 2011. Before joining Pzena Investment Management in 1997, Mr. Lipsey was an Investment Advisory Consultant and a Senior Vice President at Oppenheimer & Company, Inc. Prior to joining Oppenheimer, Mr. Lipsey’s career included positions at Morgan Stanley, Kidder Peabody and Hewitt Associates. At Morgan Stanley and Kidder Peabody, Mr. Lipsey managed assets for institutional and private clients. He earned a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1980 and an M.B.A. in Finance from the University of Chicago in 1986.

Gary J. Bachman was appointed our Chief Financial Officer in September 2012. Prior to joining Pzena Investment Management, Mr. Bachman served as Executive Director of the Investment Bank Finance Department at JP Morgan Chase, from 2008 to 2012. Previous to this, Mr. Bachman worked in the Structured Capital Market group at Barclay’s Capital, and both the Strategic Transaction and Accounting Policy and External Reporting groups at Lehman Brothers, from 2000 to 2008. Mr. Bachman received his B.S. from Binghamton University in 1990 and an M.B.A. from Fordham University in 1998. Mr. Bachman is a Certified Public Accountant.

Antonio DeSpirito, III was appointed Executive Vice President in February 2011. He is also a Portfolio Manager of our Large Cap Focused Value, Focused Value Service, and All Cap Focused Value strategies. Prior to joining Pzena Investment Management in 1996, Mr. DeSpirito was an Associate in the Corporate

Department of Ropes & Gray LLP. He earned a B.S. summa cum laude from the Wharton School of the University of Pennsylvania in 1990 and a J.D. magna cum laude from Harvard Law School in 1993.

Michael D. Peterson was appointed Executive Vice President in February 2011. He is also a Portfolio Manager of our Global Focused Value, International (ex-US) Focused Value, International (ex-US) Expanded Value, Global Expanded Value, and European Focused Value strategies. Prior to joining Pzena Investment Management in 1998, Mr. Peterson was an Engagement Manager at McKinsey & Company. At McKinsey, he was a member of the Financial Institutions Group, as well as the Pricing Practice. Prior to joining McKinsey, he was an Assistant Professor at the Indiana University School of Public and Environmental Affairs, where he taught operations research and operations management. He holds a PhD in Management (Operations Research) from the M.I.T. Sloan School of Management, where he was a National Science Foundation fellow from 1989 to 1992. Prior to that, he received a M.A. in Mathematics from the University of Cambridge in 1988 and an A.B. summa cum laude in Economics from Princeton University.

Steven M. Galbraith has been a member of our Board of Directors since October 2007. Mr. Galbraith is a Managing Member of Herring Creek Capital, a registered investment advisor managing private investment funds exclusively for qualified investors. Previously, he had been a partner at Maverick Capital where he had portfolio and general management responsibilities. Prior to joining Maverick Capital in 2004, Mr. Galbraith served as Chief Investment Officer and Chief U.S. Investment Strategist at Morgan Stanley from June 2000 to December 2003. Before joining Morgan Stanley, he was a partner at Sanford Bernstein, where he was an analyst in the packaged foods sector and the securities industry. Mr. Galbraith was also an employee of our operating company from June 1998 to March 1999. Mr. Galbraith is an Adjunct Professor at Columbia University Business School where he teaches securities analysis. He serves on the board of trustees of Tufts University and the National Constitution Center in Philadelphia. Mr. Galbraith is also a member of the board of directors of the Harlem Success Academy, Narragansett Brewing Company, and OnLive. He received his B.A. summa cum laude from Tufts University, where he was elected to Phi Beta Kappa.

Joel M. Greenblatt has been a member of our Board of Directors since October 2007. Mr. Greenblatt has been a Managing Partner of Gotham Capital, a hedge fund that he founded, since 1985, and of Gotham Asset Management since 2002. Mr. Greenblatt is also the Managing Principal of Gotham Asset Management, LLC, a registered investment adviser (formerly known as Formula Investing, LLC). For the past thirteen years, he has been an Adjunct Professor at Columbia University Business School, where he teaches Value and Special Situation Investing. Mr. Greenblatt is the former Chairman of the board of Alliant Techsystems, a NYSE-listed aerospace and defense company. He is the co-chairman of Harlem Success Academy, a charter school in New York City. He is the author of three books, You Can Be A Stock Market Genius (Simon & Schuster, 1997), The Little Book That Beats The Market (John Wiley & Sons, 2005), and The Big Secret for the Small Investor (John Wiley & Sons, 2011). Mr. Greenblatt earned a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania in 1979 and 1980, respectively.

Richard P. Meyerowich has been a member of our Board of Directors since October 2007. Mr. Meyerowich worked in the New York office of Deloitte & Touche LLP from 1966 to 2005, including as a Senior Partner from 1978 to 2005. Mr. Meyerowich headed the National Investment Management Practice for over ten years and served as lead partner on major investment management entities, including SEC-registered mutual funds, unit investment funds, hedge funds, investment partnerships, separate accounts of insurance companies and commodity pools. He served two terms on the Investment Companies Committee of the American Institute of Certified Public Accountants. From 2005 through 2009, he served as an external consultant for Deloitte & Touche on quality control and technical advice. In March 2011, Mr. Meyerowich became a member of the board of directors of AIG Property Casualty, a global property and casualty insurance subsidiary of American International Group, Inc. Mr. Meyerowich is also a member of the AIG Property Casualty audit committee. Mr. Meyerowich earned a B.S. in Economics from Wagner College in 1965.

Ronald W. Tysoe has been a member of our Board of Directors since December 2008. Mr. Tysoe served as a senior advisor at Perella Weinberg Partners LP, a boutique investment banking firm in New York, from October 2006 through September 2007. Prior to that he was vice chairman, finance and real estate, of Federated Department Stores, Inc. (now Macy’s, Inc.), a position he held since April of 1990. He served as Chief Financial Officer of Federated from 1990 to 1997, and served on the Federated board of directors from 1988 until May of 2005. Mr. Tysoe is a member of the board of directors of Cintas Corporation, a publicly-traded uniform rental and supply company, where he serves as chairman of the audit committee and a member of the corporate governance committee. He is also a member of the board of directors of Taubman Centers, Inc., a publicly-traded real estate investment trust, where he serves as a member of the audit committee and executive committee. Mr. Tysoe is a member of the board of directors of Scripps Networks Interactive, Inc., a publicly-traded media and broadcasting enterprise, where he serves as chairman of the audit committee and as a member of the compensation committee. He is also a member of the board of directors of Canadian Imperial Bank of Commerce, a publicly-traded commercial banking company, and serves as chairman of its audit committee and a member of the corporate governance committee. From 2007 to 2009, Mr. Tysoe was a member of the board of directors of Retail Opportunity Investment Corporation, a real estate investment trust. Mr. Tysoe also served as a member of the board of directors of Ohio Casualty Corporation, a property and casualty insurance company, from 2006 to 2007. Mr. Tysoe earned Bachelor of Commerce and Bachelor of Law degrees from the University of British Columbia in 1977 and 1978, respectively.

There are no family relationships among any of our directors or executive officers.

Board Composition

Our Board of Directors currently consists of seven directors. For the year ended December 31, 2012, we have determined that each of Messrs. Galbraith, Greenblatt, Meyerowich and Tysoe is an “independent” director within the meaning of the applicable rules of the SEC and the NYSE.

Our bylaws provide that our Board of Directors will consist of five directors, or such number of directors as fixed by our Board of Directors from time to time, and that the directors are elected for one-year terms and will continue to serve until the next annual meeting of stockholders, or until such director’s earlier death, resignation or removal.

Factors Involved In Selecting Directors

When considering whether the Board’s directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively, in light of the Company’s business and structure, the Nominating and Corporate Governance Committee focused on the information described in each of the Board members’ biographical information set forth above. With regard to Mr. Pzena, the Nominating and Corporate Governance Committee considered his experience as founder and CEO of the Company, and his breadth of knowledge regarding all aspects of the business, including its strategies, operations, and markets, as well as his acute business judgment. With respect to Messrs. Goetz and Lipsey, the Nominating and Corporate Governance Committee considered their experience as founding executive committee members of our operating company, their broad-based knowledge of the business, as well as their extensive industry knowledge. With regard to Messrs. Galbraith and Greenblatt, the Nominating and Corporate Governance Committee considered their extensive investment management experience and their professional standing in the industry. With regard to Messrs. Tysoe and Greenblatt, the Nominating and Corporate Governance Committee considered their prior and current Board experiences and governance skills. With regard to Messrs. Meyerowich and Tysoe, the Nominating and Corporate Governance Committee considered their expertise and background in accounting matters, and their leadership roles at Deloitte & Touche LLP and Federated Department Stores, Inc., respectively, as well as their designations as audit committee financial experts.

Board Leadership Structure

The Nominating and Corporate Governance Committee is responsible for reviewing the leadership structure of our Board of Directors, and additionally reviewing the performance of the Chairman of the Board and Chief Executive Officer.

Since the inception of the Company in October 2007, as permitted by the Company’s Corporate Governance Guidelines, the Chairman of the Board position has been held by Richard S. Pzena, the CEO of our Company and our operating company. The Nominating and Corporate Governance Committee has considered the issue of Mr. Pzena’s combined role, and approved the continuation of this structure for the following reasons:

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

In accordance with our Corporate Governance guidelines, the Company has the option of alternating directors to lead executive sessions of the Board of Directors, or to select a lead independent director. To date, the Company’s independent directors have not named a lead independent director. Accordingly, no single director presides at all executive sessions of the non-management directors, but rather alternate directors lead each of the executive sessions. Accordingly, the role of presiding director at each executive session of non-management directors is regularly rotated among Messrs. Galbraith, Greenblatt, Meyerowich and Tysoe.

Board Risk Oversight Role

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

In order to ensure ongoing coordination among its various risk management programs, during the first quarter of 2010, the Audit Committee approved, and the Board of Directors affirmed, the establishment of a Risk Management Committee of our operating company. The purpose of the Risk Management Committee, whose members include department heads or their delegates, is to identify business risks and evaluate the effectiveness of all risk mitigation activities. The Risk Management Committee met three times during 2012.

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

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our Chief Executive Officer and our Chief Financial Officer, and a Code of Ethics for Senior Financial

Officers. Copies of the board committee charters, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for Senior Financial Officers, are available on our website at www.pzena.com. If we make any amendments to our Code of Business Conduct and Ethics or our Code of Ethics for Senior Financial Officers, other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of these codes to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver, its effective date, and to whom it applies on our website at www.pzena.com, or in a report on Form 8-K filed with the SEC.

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

Based on a review of such reports, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% shareholders were complied with in respect of our fiscal year ended December 31, 2012.

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

During fiscal 2012, none of our executive officers served as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that had one or more of its executive officers serving as a member of our Board of Directors or our Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth below, and based upon such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Respectfully submitted,

Compensation Committee
Steven M. Galbraith, Chairman
Joel M. Greenblatt
Richard P. Meyerowich
Ronald W. Tysoe

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

Philosophy and Objectives of Our Executive Compensation Program

Our executive compensation is intended to produce the best possible long-term results for both our investor clients and shareholders. The primary means of alignment between executive officers and shareholder interests is evidenced by the significant holdings held by most of our individual executive officers. This alignment is further enhanced by our annual compensation structure, which is designed to reward performance leading to excellent long-term results. Executive compensation has a base salary component and a bonus component. The bonus itself can be granted in the form of cash or various forms of equity participation. Regardless of form, a portion of the bonus must be deferred pursuant to the Bonus Plan, which absent certain articulated exemptions, is dependent on continued employment with the firm. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Bonus Plan” for a description of the Bonus Plan.

It is intended that the magnitude of the bonus reflect the industry standards for executive responsibilities, and reflect the actual achievement of goals and objectives the Company has set. However, no fixed criteria or formula is used in determining the amount of a bonus. Rather, the Compensation Committee uses its discretion to make a determination of the effectiveness of the executive and the extent of the executive’s contributions to the Company’s success and, based on that determination, recommends bonus amounts to the full Board. The minimum bonus would generally entail compensation below industry norms and reflect poor performance on objectives, while the maximum bonus would reflect superior performance on objectives.

Consistent with this philosophy, 2012 compensation was established to reflect executive officer contributions to the following:

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

For Co-Chief Investment Officers and Executive Vice Presidents:

(i)	Lead the investment team in a manner to promote excellent long term investment performance via superior investment research.
(ii)	Maintain a team-oriented culture that develops and retains the best investment talent.

For President and Head of Marketing and Client Service:

(i)	Expand the business development team and exposure of the Pzena brand in the international marketplace.
(ii)	Lead the client team in a manner which promotes the Pzena brand in the broader institutional investment community and creates lasting client relationships, minimizes client attrition, and raises assets from new and existing clients.

For Chief Financial Officer:

(i)	Oversee the firm’s financial reporting process to achieve accurate and effective financial statements.
(ii)	Enhance the firm’s controllership and financial functions through exemplary leadership.

In determining compensation for all executive officers, the Compensation Committee discusses each named executive officer to determine appropriate bonus levels.

Principal Components of Executive Compensation

We have established compensation practices that directly link compensation with our performance, as described below. These practices apply to all of our professionals, including our named executive officers. Ultimately, ownership in our Company is the primary tool that we use to attract and retain professionals, including the named executive officers. As of December 31, 2012, our employee members excluding our former Chief Financial Officer, held approximately 64.0% of the ownership interests in our operating company, the substantial majority of which is held by our executive officers, together with their estate planning vehicles.

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

(i)	Base Salary. Consistent with industry practice, the base salaries for our named executive officers generally account for a relatively small portion of their overall compensation. Pursuant to their respective Executive Employment Agreements, as amended, and as further discussed below, Messrs. Pzena, Goetz and Lipsey are each entitled to receive a base salary at the annual rate of $300,000. For 2012, Messrs. Pzena, Goetz and Lipsey each received a base salary at the annual rate of $277,500, after a contribution of $22,500 to each of their respective 401(k) accounts.

We have not entered into employment contracts with Mr. Bachman, our Chief Financial Officer, or either of our Executive Vice Presidents, Messrs. DeSpirito and Peterson. We also did not have an employment agreement in place with Mr. Martin, who served as our Chief Financial Officer until September 18, 2012. For 2012, Messrs. DeSpirito and Peterson each received a base salary at the annual rate of $277,500, after a contribution of $22,500 to each of their respective 401(k) accounts. Mr. Martin also received a base salary for 2012 at an annual rate of $285,000, after a 401(k) contribution in the amount of $15,000. For 2012, Mr. Bachman received a base salary at an annual rate of $300,000 and was not eligible to participate in the Company’s 401(k) plan.

(ii)	Cash Bonuses. As further discussed below under “Executive Employment Agreements,” each of Messrs. Pzena, Goetz and Lipsey may be paid an annual bonus as determined by the Compensation Committee. In 2012, the Compensation Committee reviewed the aforementioned objectives for the named executive officers, both by individual position, and as a group. Based on an analysis of the relevant objectives, the Compensation Committee determined that for 2012, Messrs. Pzena, Goetz, Lipsey, DeSpirito and Peterson should each receive a total cash bonus in the amount of $1,080,000, which excludes amounts deferred pursuant to the Bonus Plan. In addition, the Compensation Committee approved an additional $540,000 payable to Mr. Lipsey (also subject to the Company’s deferred compensation practices under the Bonus Plan) as a result of compensation modifications relating to the years 2010 and 2011. Of this amount, Mr. Lipsey was paid $100,000 in 2012, consisting of $60,000 in additional cash bonus and $40,000 in the form of deferred compensation (included in the amount reflected for Mr. Lipsey in the “All Other Compensation” column of the “Summary Compensation Table” below). The remaining $440,000 was granted in 2013 in the form of deferred compensation which will vest ratably over a four year period.

Mr. Pzena’s cash bonus was reduced by $45,097 for certain business expenses not reimburseable under the Company’s expense reimbursement policy.

The Compensation Committee also determined that Mr. Bachman, our Chief Financial Officer, should be awarded a cash bonus in the amount of $150,000 for 2012. In addition to the base salary referenced above, in 2012, Mr. Martin, our former Chief Financial Officer, also received a cash payment of $300,000 as determined by the Compensation Committee.

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
(iv)	Equity Based Compensation and Distribution of Earnings of Our Operating Company. We have awarded many of our employees, including our named executive officers, ownership interests in our operating company. Historically, the substantial majority of the remuneration that our CEO and two Presidents received from us consisted of cash distributions in proportion to their respective ownership interests of our operating company. These three executive officers have substantial ownership interests in our operating company. They receive distributions in respect of their membership units in the same amount, and at the same time as distributions are made on all other membership units, including Class A units, which creates an alignment of their interests with those of our Class A stockholders. The amounts of these distributions are not shown in the Summary Compensation Table below because they arise out of their ownership interest in our operating company. At December 31, 2012, 2011 and 2010, our CEO and two Presidents, owned approximately 55.3%, 56.2%, and 56.4%, respectively, of the economic interest in the operating company.

We adopted the PIM LLC 2006 Equity Incentive Plan, effective January 1, 2007, which permits the grant of a variety of equity awards relating to membership units of our operating company, including membership units, options to purchase membership units, and other unit-based awards, all of which are subject to vesting provisions. In order to allow for increased equity ownership in our operating company by employee members other than our CEO and two Presidents, we implemented in 2012, an equity incentive program that we intend will result in these other employee members owning up to 25% of the operating company over the next ten years. In this regard, in 2012, we granted Phantom Class B Units of our operating company to certain employees, including both of our Executive Vice Presidents, Messrs. DeSpirito and Peterson. These Phantom Class B Units vest ratably over a ten year period, are subject to continued employment with us, and are not entitled to receive dividends or dividend equivalents until vested into Class B Units. These unit-based awards are reflected in the “Unit Awards” column of the “Summary Compensation Table” below. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Incentive Plans — PIM LLC 2006 Equity Incentive Plan” for a description of the PIM LLC 2006 Equity Incentive Plan.

In connection with the commencement of his employment with us, in September 2012, we also awarded 44,484 shares of restricted Class A common stock pursuant to the 2007 Equity Incentive Plan to Mr. Bachman, our Chief Financial Officer (as further described below under “2012 Grants of Plan-Based Awards”). These shares are subject to vesting provisions, and are not entitled to receive dividends or dividend equivalents until vested.

As conditions allow, we intend to continue to award equity-based awards under the PIM LLC 2006 Equity Incentive Plan and the 2007 Equity Incentive Plan as an incentive to encourage ownership.

(v)	Perquisites. We offer each of our employees, including each of the named executive officers, our investment management services, if they place their funds with us, without charging any advisory fees typically associated with these services; see “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Other Related Party Transactions.” This benefit is provided at no incremental cost to us.

Consideration of Prior Shareholder Advisory Vote on Executive Compensation

At our 2011 annual meeting of shareholders, our shareholders overwhelmingly approved, on an advisory basis, the compensation of our named executive officers. Our Compensation Committee was mindful of the results of the vote, but did not take any compensation actions specifically in response to the executive compensation advisory vote.

As a result of the shareholder vote, on an advisory basis, on the frequency of the advisory vote on executive compensation, we will not be holding another advisory vote on executive compensation until our 2014 annual meeting of shareholders.

Executive Employment Agreements

On October 30, 2007 we entered into employment agreements with each of Messrs. Pzena, Goetz and Lipsey. Pursuant to the terms of the individual employment agreements, (i) Mr. Pzena serves as our Chief Executive Officer, Co-Chief Investment Officer; (ii) Mr. Goetz serves as our President, Co-Chief Investment Officer; and (iii) Mr. Lipsey serves as our President, and Head of Marketing and Client Service. Under the terms of the employment agreements, each of Messrs. Pzena, Goetz and Lipsey served for an initial term of three years, ending October 30, 2010, subject to automatic, successive one-year extensions thereafter unless either party gives the other 60 days prior notice that the term will not be extended. Since then, these agreements have been automatically extended for three successive one-year extensions through October 30, 2013.

In order to be consistent with the philosophy and objectives of the Company’s executive compensation program, as outlined above, on November 1, 2012, we entered into amended employment agreements with each of Messrs. Pzena, Goetz and Lipsey, in order to eliminate “guaranteed payments” to these executive officers. The “guaranteed payments” consisted of a base salary at the annual rate of $300,000, as well as a performance component not to exceed $2,700,000 for any single fiscal year. Under their amended employment agreements, our CEO and two Presidents will continue to receive an annual base salary of $300,000; however any annual bonus amount will be solely determined by our Compensation Committee and is subject to the provisions of our Bonus Plan. We have not entered into an employment agreements with Messrs. Bachman, DeSpirito and Peterson.

The following is a description of certain restrictive covenants by which our executive officers, as well as other employee members, have agreed to be bound.

Non-Competition

Pursuant to the terms of the amended and restated operating agreement of Pzena Investment Management, LLC, all employees who are members of Pzena Investment Management, LLC have agreed not to compete with us during the term of their employment with us. In addition, each of Messrs. Pzena, Goetz and Lipsey have agreed not to compete with us for a period of three years following the termination of his employment. Other employee members of Pzena Investment Management, LLC, including Messrs. DeSpirito and Peterson, have agreed not to compete with us for a period of up to six months following the termination of his or her employment, if the employee member and his or her permitted transferees collectively hold at that time more than 1.0% of all the Class B units outstanding, and if he or she continues to receive compensation during this non-competition period.

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

Executive Compensation

The following table sets forth certain summary information concerning compensation provided by Pzena Investment Management, LLC during the fiscal years ended December 31, 2012, 2011 and 2010 to our Chief Executive Officer, our Chief Financial Officer, our two Presidents, our two Executive Vice Presidents and our former Chief Financial Officer, whom we refer to collectively as the named executive officers. The amounts set forth under the Stock and Unit Awards and columns are calculated in accordance with the rules of the SEC and may not reflect actual amounts received by the named executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary($)(1)	Bonus($)(2)		Stock Awards($)(3)	Unit Awards($)(4)	All Other Compensation($)(5)		Total($)
Richard S. Pzena,	2012	$277,500	$1,034,903		—	—	$362,436		$1,674,839
Chief Executive Officer,	2011	300,000	999,731		—	—	316,487		1,616,218
Co-Chief Investment Officer	2010	300,000	865,642		—	—	227,095		1,392,737
Gary J. Bachman,	2012	$300,000	$150,000		$233,096	—	—		$683,096
Chief Financial Officer(6)
John P. Goetz,	2012	$277,500	$1,080,000		—	—	$392,500		$1,750,000
President, Co-Chief	2011	300,000	1,050,000		—	—	350,000		1,700,000
Investment Officer	2010	300,000	930,000		—	—	270,000		1,500,000
William L. Lipsey,	2012	$277,500	$1,140,000		—	—	$432,500		$1,850,000
President, Marketing	2011	300,000	695,250		—	—	131,750		1,127,000
and Client Services	2010	300,000	600,000		—	—	100,000		1,000,000
Antonio DeSpirito, III,	2012	$277,500	$1,080,000		—	$3,000,000	$392,500		$4,750,000
Executive Vice President(7)	2011	300,000	1,050,000		—	—	350,000		1,700,000
Michael D. Peterson,	2012	$277,500	$1,080,000		—	$3,000,000	$392,500	(8)	$4,750,000
Executive Vice President(7)	2011	300,000	1,050,000		—	—	350,000	(8)	1,700,000
Greg S. Martin,	2012	$285,000	$300,000		—	—	$16,979		$601,979
Former Chief Financial Officer(9)	2011	300,000	235,002	(10)	—	76,554	—		611,556
	2010	300,000	206,673	(11)	—	39,227	—		545,900

(1)	Amounts represent payments of salary made to the named executive officers pursuant to their respective employment agreements, with the exceptions of Messrs. Bachman, DeSpirito, Peterson and Martin, with whom we have not entered into employment agreements.
(2)	Amounts represent discretionary bonuses paid to the named executive officers as further discussed above under “Compensation Discussion and Analysis — Principal Components of Executive Compensation — Cash Bonuses.”
(3)	Amounts reflected represent the aggregate grant date fair value of restricted Class A common stock, calculated in accordance with the Stock Compensation Topic of the FASB ASC. For a discussion of the assumptions utilized in calculating grant date fair value, see Note 3 to our consolidated financial statements beginning on page F-14 of this Annual Report on Form 10-K.
(4)	Amounts reflected represent the aggregate grant date fair value of Class B unit based awards of our operating company, on the date of grant, calculated in accordance with the Stock Compensation Topic of the FASB ASC. In December 2012 we granted phantom operating company Class B units under the 2006 Equity Incentive Plan to certain employee members including Messrs. DeSpirito and Mr. Peterson. Amounts reflected represent the aggregate grant date fair value of these phantom units, calculated in accordance with the Stock Compensation Topic of the FASB ASC. These units vest ratably over ten years, are subject to continued employment with the Company and are not entitled to receive dividends or dividend equivalents until vested. For a discussion of the assumptions utilized in calculating grant date fair value, see Note 3 to our consolidated financial statements beginning on page F-14 of this Annual Report on Form 10-K.
(5)	Includes 401(k) contributions plus deferred compensation associated with the Bonus Plan. On January 1, 2007, we instituted the Bonus Plan, pursuant to which employees whose cash compensation is in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount. Deferred amounts contributed by named executive officers may be credited to an investment account, take the form of Phantom Class B units, or be invested in money market funds, at the employee’s discretion. Amounts shown represent the cash compensation deferred. Pursuant to the plan, each deferred amount vests as follows: (i) 25% on the first anniversary; (ii) 50% on the second anniversary; (iii) 75% on the third anniversary; and (iv) 100% on the fourth anniversary, provided that the named executive officer continues in service with us.

With the exception of Mr. Peterson, the amounts shown do not represent Phantom Class B units, but rather reflect deferrals in one of the other options mentioned above.

Beginning in 2012, the Company initiated an employer sponsored 401(k) contribution plan. Amounts contributed in 2012 were $22,500 for Messrs. Pzena, Goetz, Lipsey, DeSpirito and Peterson. Mr. Martin received $15,000 in 2012.

(6)	Mr. Bachman became our CFO on September 18, 2012.
(7)	Messrs. DeSpirito and Peterson became our Executive Vice Presidents in February 2011.
(8)	Mr. Peterson elected to receive his deferred compensation for 2012 and 2011 in the form of Phantom Class B units, as described in footnote 5 above. These amounts represent the value of 68,518 and 80,831 Phantom Class B units issued on December 31, 2012 and 2011 at $5.40 and $4.33 per unit, respectively.
(9)	Mr. Martin ceased to serve as our Chief Financial Officer in September of 2012.
(10)	Includes the grant of a $65,002 restricted cash-based award made to Mr. Martin on December 21, 2011, of which $21,668 vested immediately, and $43,334 that was deferred, and paid during 2012.
(11)	Includes the grant of a $66,673 restricted cash-based award made to Mr. Martin on December 20, 2010, of which $33,340 vested immediately, and $33,333 was deferred, and paid in two equal annual installments during 2011 and 2012.

2012 Grants of Plan-Based Awards

The following table sets forth information concerning stock grants and unit-based awards made in 2012 to our named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock or Unit Awards ($)(1)
Gary J. Bachman	September 18, 2012	44,484(2)	$233,096
Antonio DeSpirito, III	December 20, 2012	779,221(3)	$3,000,000
Michael D. Peterson	December 20, 2012	779,221(3)	$3,000,000

(1)	Amounts reflected represent the fair value of stock grants and unit-based awards, on the date of grant, calculated in accordance with the Stock Compensation Topic of the FASB ASC. For a discussion of the assumptions utilized, see Note 3 to our consolidated financial statements beginning on page F-14 of this Annual Report.
(2)	Represents shares of restricted Class A common stock (the “Shares”) of the Company awarded under the 2007 Equity Incentive Plan on September 18, 2012. Of these 44,484 Shares, 7,414 vest on January 1, 2013; 18,535 Shares vest on January 1, 2014; and 18,535 Shares vest on January 1, 2015. The Shares are not entitled to receive dividends or dividend equivalents until vested. Although the Shares were granted pursuant to the 2007 Equity Incentive Plan, we do not consider these awards to have been made pursuant to an “equity incentive plan,” as such term is defined in the rules of the SEC, since vesting of the Shares is not tied to our Company’s or our stock’s performance.
(3)	Represents Phantom Class B Units (the “Units”) of the operating company awarded under the 2006 Equity Incentive Plan on December 20, 2012. These Units vest ratably over ten years, are subject to continued employment with the Company and are not entitled to receive dividends or dividend equivalents until vested. Although the Units were granted pursuant to the 2006 Equity Incentive Plan, we do not consider these awards to have been made pursuant to an “equity incentive plan,” as such term is defined in the rules of the SEC, since vesting of the Units is not tied to our Company’s or our stock’s performance.

We do not include in this table Phantom Class B units issued to Mr. Peterson in connection with his 2012 mandatory deferral of a portion of his compensation, pursuant to the Bonus Plan. However, information related to the issuance of these Phantom Class B units is included under the “All Other Compensation” column of the “Summary Compensation Table” above.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth information relating to unexercised options, and unvested stock and units, held by any named executive officer as of December 31, 2012.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Richard S. Pzena	December 31, 2008	200,000	—	$4.22	December 31, 2018	—		—
Gary J. Bachman	September 18, 2012	—	—	—	—	44,484	(4)	$240,214	(5)
John P. Goetz	December 31, 2008	200,000	—	4.22	December 31, 2018	—		—
William L. Lipsey	December 31, 2008	200,000	—	4.22	December 31, 2018	—		—
Antonio DeSpirito, III	January 1, 2007	175,000	—	13.53	January 1, 2017	—		—
	January 1, 2008	95,000	—	11.40	January 1, 2018	—		—
	December 31, 2008	148,301	—	4.22	December 31, 2018	—		—
	December 21, 2009	250,000	—	8.00	December 21, 2019	—		—
	December 31, 2010	—	—	—	—	11,905	(6)(7)	64,287
	December 20, 2012	—	—	—	—	779,221	(8)	4,207,793	(9)
Michael D. Peterson	December 31, 2008	159,869	—	4.22	December 31, 2018	—		—
	December 31, 2009	—	—	—	—	10,000	(6)(10)	54,000
	December 31, 2010	—	—	—	—	23,811	(6)(11)	128,579
	December 31, 2011	—	—	—	—	60,624	(6)(12)	327,370
	December 20, 2012	—	—	—	—	779,221	(8)	4,207,793	(9)
	December 31, 2012	—	—	—	—	68,518 (6)(13)		369,997
Gregory S. Martin(14)	December 31, 2008	10,000	—	4.22	December 31, 2018	—		—

(1)	Except for Mr. DeSpirito’s December 21, 2009 grant of 250,000 options to acquire the Company’s Class A common stock, represents options to purchase Class B units of our operating company.
(2)	Except for the fair market value of Mr. DeSpirito’s December 21, 2009 grant of 250,000 options to acquire the Company’s Class A common stock (which is the fair market value of a share of Class A common stock on the date of grant, as determined by the committee administering the 2007 Equity Incentive Plan), represents the fair market value of a Class B unit on the date of grant, as determined by the committee administering the PIM LLC 2006 Equity Incentive Plan.
(3)	Based on the NYSE closing price of $5.40 for the Company’s Class A common stock on December 31, 2012. The fair value of operating company Class B units is determined by reference to the closing price of our Class A common stock since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.
(4)	Represents restricted shares of Class A common stock awarded under the 2007 Equity Incentive Plan on September 18, 2012. Of these 44,484 restricted shares, 7,414 vest on January 1, 2013; 18,535 vest on January 1, 2014; and 18,535 vest on January 1, 2015. The restricted shares are not entitled to receive dividends or dividend equivalents until vested.
(5)	The market value of these restricted Class A common stock, which are not entitled to receive dividends or dividend equivalents until vested, does not reflect the discount that would be applied to such restricted shares as they are not entitled to receive dividends.
(6)	Represents Phantom Class B units issued in connection with the named executive officer’s mandatory deferral of his Restricted Amount pursuant to the Bonus Plan, see “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Bonus Plan — Mandatory Cash Deferral of Restricted Amounts” for a discussion of Restricted Amounts. These Phantom Class B units vest ratably over four years. Upon vesting, each Phantom Class B unit becomes a Class B unit of the operating company.
(7)	Represents Phantom Class B units, the next installment of which will vest on December 31, 2013, with the remaining 5,953 Phantom Class B units vesting on December 31, 2014.
(8)	Represents Phantom Class B units of our operating company awarded under the PIM LLC 2006 Equity Incentive Plan on December 20, 2012. These Phantom Class B units vest ratably over ten years, beginning on December 20, 2013, are subject to continued employment with the Company, and are not entitled to receive dividends or dividend equivalents until vested.
(9)	The market value of these Phantom Class B units, which are not entitled to receive dividends or dividend equivalents until vested, does not reflect the discount that would be applied to such phantom units, as they are not entitled to receive dividends.

(10)	Represents Phantom Class B units which vest on December 31, 2013.
(11)	Represents Phantom Class B units, the next installment of which will vest on December 31, 2013, with the remaining 11,905 Phantom Class B units vesting on December 31, 2014.
(12)	Represents Phantom Class B units, of which 20,207 will vest on December 31, 2013, 20,207 will vest on December 31, 2014, and the remaining 20,210 will vest on December 31, 2015
(13)	Represents Phantom Class B units which vest ratably over four years, beginning on December 31, 2013.
(14)	Mr. Martin ceased to serve as our Chief Financial Officer in September of 2012.

2012 Stock And Units Vested

The following table sets forth information relating to the vesting of units during 2012.

Name	Number of Shares or Units Acquired on Vesting (#)		Value Realized on Vesting ($)
Antonio DeSpirito, III	5,952	(1)	$32,141	(2)
Michael D. Peterson	42,111	(1)	227,399	(2)
Gregory S. Martin(3)	13,286	(4)	71,744	(5)

(1)	Represents Phantom Class B units which vested on December 31, 2012 and became Class B units of our operating company. The Phantom Class B units were issued in connection with the named executive officer’s mandatory deferral of his Restricted Amount, pursuant to the Bonus Plan.
(2)	Based on the closing price of the Company’s Class A common stock of $5.40 per share on December 31, 2012. The value realized at vesting for operating company Class B units is determined by reference to the closing price of our Class A common stock since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.
(3)	Mr. Martin ceased to serve as our Chief Financial Officer in September of 2012.
(4)	Represents Class B units of our operating company which vested on November 23, 2012.
(5)	Based on the closing price of the Company’s Class A common stock of $5.40 per share on November 23, 2012. The value realized at vesting for operating company Class B units is determined by reference to the closing price of our Class A common stock since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.

2012 Non-Qualified Deferred Compensation

The following table sets forth information relating to non tax-qualified deferral of compensation by the named executive officers for the year ended December 31, 2012.

Name	Executive Contributions for Year Ended December 31, 2012 ($)(1)(2)	Aggregate Earnings for Year Ended December 31, 2012 ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Year Ended December 31, 2012 ($)(4)
Richard S. Pzena	$339,936	$125,572	$304,652	$897,469
John P. Goetz	370,000	72,692	296,388	921,649
William L. Lipsey	410,000	66,101	201,975	716,555
Antonio DeSpirito, III.	370,000	58,073	190,063	821,195
Michael D. Peterson	370,000	146,099	227,399	879,946

(1)	On January 1, 2007, we instituted the Bonus Plan, pursuant to which employees who earn in excess of $600,000 per year in cash compensation are required to defer a portion of their compensation in excess of this amount. Deferred amounts contributed by named executive officers may be credited to an investment account, take the form of phantom Class B units, or be invested in money market funds, at each named executive officer’s discretion. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Bonus Plan.” The amounts in this column reflect the deferred portion of our named executive officer’s compensation.

(2)	All amounts reported in this column are included in the “All Other Compensation” column for 2012 of the Summary Compensation Table above.
(3)	Amounts reflect earnings on the total value of non-qualified deferred compensation.
(4)	Includes amounts reported in previous years, plus or less any gains or losses experienced on such previous contributions in prior years, less any withdrawals and distributions.

Pension Benefits

As of December 31, 2012, none of the named executive officers was a participant in any defined benefit pension plan, whether tax-qualified or supplemental, which was maintained by us, our operating company, or any of its affiliates.

Termination or Change of Control

Neither we nor our operating company maintain any termination or change of control programs. However, the PIM LLC 2006 Equity Incentive Plan and the 2007 Equity Incentive Plan both provide that the Compensation Committee will have the discretion to accelerate the vesting of awards granted thereunder upon the occurrence of certain events, including a change of control of us. Also, pursuant to the tax receivable agreement, as further described in “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Tax Receivable Agreement,” if certain change of control events were to occur, we would be obligated to make early termination payments to the parties to such tax receivable agreement (including the named executive officers). Furthermore, the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan provides that each plan participant’s account shall be distributed in shares of our Class A common stock immediately prior to a change in control of us, as further described below.

2012 Non-Employee Director Compensation

The following table sets forth information concerning non-employee director compensation for the year ended December 31, 2012. It is our policy not to pay director compensation to directors who are also our employees.

Pursuant to the Pzena Investment Management, Inc. Nonemployee Director Deferred Compensation Plan, described below, each non-employee director was given the option to defer either all or a portion of his 2012 annual retainer of $70,000 in the form of deferred stock units, or “Phantom Stock.” With respect to any non-deferred portion of the annual retainer, each non-employee director was given the option to receive either 100% in cash, 100% in shares of our Class A common stock, or 50% payable in cash and 50% in shares of our Class A common stock. In 2012, all non-employee directors elected to receive their 2012 annual retainers in deferred stock units.

Name	Stock Awards ($)(1)	Total ($)
Steven M. Galbraith	$70,000	$70,000
Joel M. Greenblattot	70,000	70,000
Richard P. Meyerowich	70,000	70,000
Ronald W. Tysoe	70,000	70,000

(1)	On January 1, 2012, each non-employee director was awarded 16,166 deferred stock units, each of which is the economic equivalent of one share of our Class A common stock. We valued these deferred stock units at $4.33 each, the closing price of our Class A common stock on December 31, 2011. The shares of Phantom Stock become payable in a single distribution of shares of our Class A common stock, at such time as elected by the non-employee director when the deferral was made.

Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan

On July 21, 2009, we adopted the Pzena Investment Management, Inc. Nonemployee Director Deferred Compensation Plan, or the Director Plan. The Director Plan is an “unfunded” deferred compensation arrangement designed to attract and retain individuals to serve as non-employee directors of the Company by allowing such individuals to defer payment of all, or a portion, of their director fees into deferred stock units, or Phantom Stock, the value of which is based on the value of shares of Class A common stock of the Company.

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

(THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock by the following persons as of March 1, 2013 (except as otherwise noted):

•	each of our named executive officers;
•	each of our directors;
•	all of our directors and executive officers as a group; and
•	each person or group of affiliated persons known to us to beneficially own more than 5% of our Class A common stock or Class B common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying options and warrants held by that person that are exercisable within 60 days of March 1, 2013 are considered to be outstanding. However, the numbers in the percent of combined voting power column do not give effect to any options or warrants held by the persons listed in the table. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The address for those individuals for which an address is not otherwise indicated is: c/o Pzena Investment Management, Inc., 120 West 45th Street, New York, New York 10036.

	Class A Shares Beneficially Owned(1)			Class B Shares Beneficially Owned(1)			Percent of Combined Voting Power(1)
Name of Beneficial Owner	Number of Shares		Percent(2)	Number of Shares		Percent(3)
Richard S. Pzena	106		*	24,528,620	(4)(5)	45.5	43.5
Gary J. Bachman	7,414		*	—		—	*
John P. Goetz	—		—	5,951,755	(4)(5)	11.1	10.3
William L. Lipsey	—		—	5,437,910	(4)(5)	10.1	9.4
Antonio DeSpirito, III	735,447	(6)	6.5	1,186,907	(5)	2.2	1.5
Michael D. Peterson	320,000		2.9	2,305,207	(4)(5)	4.3	4.0
Steven M. Galbraith	63,807	(7)	1.0	—		—	*
Joel M. Greenblatt	62,576	(8)	1.0	247,708	(9)	*	*
Richard P. Meyerowich	63,039	(10)	1.0	—		—	*
Ronald W. Tysoe	56,935	(7)	1.0	—		—	*
Gregory S. Martin(11)	—		—	53,724	(5)	*	*
All executive officers and directors as a group (11 persons)	1,309,324	(12)	11.4	39,711,831	(13)	72.4	69.2	(14)
A. Rama Krishna(15) 18 Sidney Lanier Lane Greenwich, CT 06831	177,462		1.6	4,586,539	(4)	8.5	8.3
Sobie Investments LLC(15) 4 East 66th Street 5th Floor New York, NY 10065	868,991		7.9	—		—	*

	Class A Shares Beneficially Owned(1)		Class B Shares Beneficially Owned(1)		Percent of Combined Voting Power(1)
Name of Beneficial Owner	Number of Shares	Percent(2)	Number of Shares	Percent(3)
Cacti Asset Management, LLC(16) 6355 Peachtree Road, Suite 101 Atlanta, GA 30319	1,003,750	9.1	—	—	*
DePrince, Race & Zol1o, Inc.(17) 250 Park Avenue South, Suite 250 Winter Park, FL 32789	778,634	7.0	—	—	*
Penn Capital Management(18) Navy Yard Corporate Center Three Crescent Drive, Suite 400 Philadelphia, PA 19112	561,219	5.1	—	—	*
Punch & Associates Investment Management, Inc.(19) 3601 West 76th Street, Suite 225 Edina, Minnesota 55435	1,049,308	9.5	—	—	*
The Vanguard Group(20) 100 Vanguard Boulevard Malvern, PA 1955	646,288	5.8	—	—	*

*	Less than 1%
(1)	Each share of our Class A common stock is entitled to one vote per share and each share of our Class B common stock is entitled to five votes per share, for so long as the number of shares of our Class B common stock outstanding constitutes at least 20% of the total number of shares of our common stock outstanding.
(2)	Based on 11,066,070 shares of Class A common stock outstanding as of March 1, 2013.
(3)	Based on 53,676,316 shares of Class B common stock outstanding as of March 1, 2013.
(4)	Includes the number of shares of our Class B common stock listed below that are directly held by certain trusts established for estate planning purposes by the named executive officers below. In the case of certain trusts established by Mr. Pzena, Mr. Pzena may be deemed to beneficially own the shares directly held by these trusts because he may be considered to share dispositive power over securities held by these trusts, along with their respective trustees, pursuant to the terms of the applicable trust agreements. With the exception of the trust for which Mr. Peterson is a trustee and which owns 210,000 shares of Class B common stock, each of the named executive officers listed below disclaims beneficial ownership of the number of shares of Class B common stock and the corresponding Class B Units (including the shares of Class A common stock underlying these Class B Units) held by the applicable trusts.

Named Executive Officer	Number of Shares of Class B Common Stock Held by Trust(s)
Richard S. Pzena	6,258,600
John P. Goetz	708,970
William L. Lipsey	1,271,420
Michael D. Peterson	420,000
A. Rama Krishna	625,500
(5)	Includes options to purchase the number of Class B units set forth below opposite the named executive officer:

Named Executive Officer	Options to Acquire Class B Units
Richard S. Pzena	200,000
John P. Goetz	200,000
William L. Lipsey	200,000
Antonio DeSpirito, III	418,301
Michael D. Peterson	159,869
Gregory S. Martin	10,000
(6)	Includes options to purchase 250,000 shares of Class A common stock which are currently exercisable.

(7)	Includes 40,347 shares of Phantom Stock (inclusive of additional Phantom Stock issued in connection with dividend payments made thereon), each share of which is the economic equivalent of one share of our Class A common stock. The shares of Phantom Stock become payable in a single distribution of an equal number of shares of Class A common stock at such time as elected by each non-employee director at the time such deferral was elected pursuant to Section 3.4 of the Director Plan.
(8)	Includes 40,116 shares of Phantom Stock (inclusive of additional Phantom Stock issued in connection with dividend payments made thereon), each share of which is the economic equivalent of one share of our Class A common stock. The shares of Phantom Stock become payable in a single distribution of an equal number of shares of Class A common stock at such time as elected by each non-employee director at the time such deferral was elected pursuant to Section 3.4 of the Director Plan.
(9)	Includes 82,200 shares of Class B common stock held directly by family members of Mr. Greenblatt. Mr. Greenblatt disclaims beneficial ownership of all shares of Class B common stock directly held by his family members.
(10)	Includes 40,579 shares of Phantom Stock (inclusive of additional Phantom Stock issued in connection with dividend payments made thereon), each share of which is the economic equivalent of one share of our Class A common stock. The shares of Phantom Stock become payable in a single distribution of an equal number of shares of Class A common stock at such time as elected by each non-employee director at the time such deferral was elected pursuant to Section 3.4 of the Director Plan.
(11)	Mr. Martin ceased to serve as our Chief Financial Officer in September of 2012.
(12)	Includes an aggregate of 161,389 shares of Phantom Stock, the terms of which are described in footnotes 7, 8 and 10 above. Also includes 250,000 shares of Class A common stock underlying options which are currently exercisable.
(13)	Includes options to purchase an aggregate of 1,188,170 membership units in our operating company that are currently exercisable and which, upon exercise, will entitled the holders to purchase the same number of shares of our Class B common stock. As indicated in the foregoing footnotes, also includes shares of Class B common stock held by estate planning vehicles and family members of the executive officers and directors as to which certain beneficial ownership is disclaimed.
(14)	Excludes an aggregate of 161,389 shares of Phantom Stock, the terms of which are described in footnotes 7, 8 and 10 above.
(15)	The number of Class A common stock owned is based on information provided by the Company’s transfer agent, American Stock Transfer & Trust Company, and is as of March 1, 2013.
(16)	The number of shares owned is based on information included in the Form 13G/A filed by Cacti Asset Management, LLC (“Cacti”), and its related persons and entities, with the SEC on January 2, 2013. According to the Form 13G/A, Cacti has sole dispositive power over 1,003,750 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 1,003,750 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.
(17)	The number of shares owned is based on information included in the Form 13G/A.2 filed by DePrince, Race & Zollo, Inc. (“DePrince”), with the SEC on February 13, 2013. According to the Form 13G, DePrince has sole dispositive power over 778,634 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 703,354 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.
(18)	The number of shares owned is based on information included in the Form 13G filed by Penn Capital Management (“Penn”), with the SEC on February 15, 2013. According to the Form 13G, Penn has sole dispositive power over 561,219 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 561,219 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.
(19)	The number of shares owned is based on information included in the Form 13G filed by Punch & Associates Investment Management, Inc. (“Punch & Associates”), with the SEC on February 19, 2013. According to the Form 13G, Punch & Associates has sole dispositive power over 1,049,308 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 887,076 shares of our Class A common stock and shared voting power over 166,232 shares of our Class A common stock.
(20)	The number of shares owned is based on information included in the Form 13G/A filed by The Vanguard Group (“Vanguard”), with the SEC on February 11, 2013. According to the Form 13G/A, Vanguard has sole dispositive power over 617,933 shares of our Class A common stock, shared dispositive power over 28,355 shares of our Class A common stock, sole voting power of over 28,355 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.

Equity Compensation Plan Information

The table below sets forth certain information as of December 31, 2012, the last day of the fiscal year, for: (i) all equity compensation plans previously approved by our stockholders; and (ii) all equity compensation plans not previously approved by our stockholders.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders
Pzena Investment Management, LLC 2006 Equity Incentive Plan	3,563,057	$6.58	740,643	(1)
Pzena Investment Management, Inc. 2007 Equity Incentive Plan	961,750	8.00	5,818,862
Pzena Investment Management, LLC Amended and Restated Bonus Plan	—	—	740,643	(1)
Equity Compensation Plans Not Approved By Security Holders(2)	—	—	—
Total	4,524,807	6.88	6,559,505

(1)	Represents the total number of remaining securities, as of December 31, 2012, which may be granted under the PIM LLC 2006 Equity Incentive Plan and the Bonus Plan, collectively.
(2)	All equity compensation plans have been approved by security holders.

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

Units Subject to the PIM LLC 2006 Equity Incentive Plan.  The total number of Class B units that may be issued under the PIM LLC 2006 Equity Incentive Plan is 10,113,996, with 740,643 remaining at December 31, 2012, subject to adjustment upon the occurrence of certain events, as described below.

We will make available the number of shares of our Class A common stock necessary to satisfy the maximum number of Class B units that may be issued under the PIM LLC 2006 Equity Incentive Plan. The

Class B units underlying any award granted under the PIM LLC 2006 Equity Incentive Plan may again become available for awards under the PIM LLC 2006 Equity Incentive Plan, pursuant to the terms therein.

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

Other Unit-Based Awards.  The Compensation Committee, in its sole discretion, may grant Class B units and awards that are valued in whole, or in part, by reference to, or are otherwise based on the fair market value of, Class B units (such as the Phantom Class B Units discussed elsewhere in this Annual Report on Form 10-K). Any of these other Class B unit-based awards may be in such form, and depend on the conditions imposed by the Compensation Committee, including, without limitation, the right to receive, or vest with respect to, one or more units (or the equivalent cash value of such units) upon the completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives. The Compensation Committee may, in its discretion, determine whether other Class B unit-based awards may be payable in cash, Class B units, or a combination thereof.

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

At our 2009 Annual Meeting of Stockholders, our stockholders approved a proposal to increase the total number of shares available under the 2007 Equity Incentive Plan to 7,059,658 shares, with 5,818,862 remaining at December 31, 2012. Shares issued under our 2007 Equity Incentive Plan may be authorized but unissued shares, or treasury shares. Shares subject to an award granted under our 2007 Equity Incentive Plan may again become available for awards under the plan, pursuant to the terms therein. In the event that the Compensation Committee determines that any corporate event, such as a dividend or other distribution, recapitalization, stock split, reorganization, merger, spin-off, or the like, affects our Class A common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of plan participants, then the Compensation Committee will make those adjustments as it deems necessary or appropriate to any or all of: (i) the number and kind of shares or other property that may thereafter be issued in connection with future awards; (ii) the number and kind of shares or other property that may be issued under outstanding awards; (iii) the exercise price or purchase price of any outstanding award; (iv) the performance goals applicable to outstanding awards; and (v) the individual share limitations applicable to awards granted under our 2007 Equity Incentive Plan.

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

Our 2007 Equity Incentive Plan also provides for other equity-based (such as the Phantom Stock discussed elsewhere in this Annual Report on Form 10-K), and other cash-based awards, the form and terms of which will be as determined by the Compensation Committee, consistent with the purposes of the plan. The vesting, value or payment of one of these awards may be made subject to the attainment of one or more performance goals. The types of awards that may be granted may include, without limitations, stock options and stock bonuses.

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

Other Employee Members.  Each year, in the period beginning on the first effective date of the shelf registration statement and ending on the date of termination of employment of an employee member other than our Initial Managing Principals, he or she and his or her permitted transferees, may collectively exchange up to the number of vested Class B units that equals 15% of all Class B units they collectively hold as of the first day of that year, in accordance with the timing restrictions described below under “— Resale and Registration Rights Agreement.” For the one-year period following the employee’s termination, the employee and his or her permitted transferees may not exchange any of their Class B units, except as may be agreed by

us. Within the following six months, they may exchange vested Class B units so long as the employee retains a number of vested Class B units equal to at least 25% of the number of vested Class B units collectively held by the employee and his or her permitted transferees on the date of the termination of employment with us, subject to the same timing restrictions. Thereafter, they may exchange the remainder of their Class B units when they vest, subject to the same timing restrictions.

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

Non-Solicitation.  The Initial Managing Principals, including our CEO and two Presidents, have agreed not to solicit our clients or any other employees of Pzena Investment Management, LLC during the term of their employment and three years thereafter. Other employee members, including our Executive Vice Presidents, will be subject to similar non-solicitation provisions during the term of their employment and 18 months thereafter.

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

Forfeiture of Class B Units

Unless otherwise determined by our Board of Directors, in its sole discretion, or previously agreed to by the employee member, his or her permitted transferees and us:

•	if an employee member is terminated for cause, the employee member and his or her permitted transferees, if any, would forfeit all of his, her or their unvested Class B units, if any, and a number of vested Class B units that is equal to 75% of the number of vested Class B units collectively held by the employee member and his or her permitted transferees, in each case as of the date of the termination of his or her employment;
•	if an Initial Managing Principal breaches any of the non-competition or non-solicitation covenants described above, the Initial Managing Principal and his or her permitted transferees, if any, would forfeit all of his, her or their unvested Class B units, if any, and an aggregate number of vested

Class B units that is equal to 50% of the number of vested Class B units collectively held by the Initial Managing Principal and his or her permitted transferees, in each case as of the earlier of the date of his or her breach or the termination of his or her employment; and
•	if an employee member (other than an Initial Managing Principal, but including our Executive Vice Presidents and Chief Financial Officer) breaches any of the non-competition or non-solicitation covenants described above, the employee member, and his or her permitted transferees, if any, would forfeit all of his, her or their unvested Class B units, if any, and a number of vested Class B units that is equal to 25% of the number of vested Class B units collectively held by the employee member and his or her permitted transferees, in each case as of the earlier of the date of his or her breach or the termination of his or her employment.

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

On November 12, 2012, we entered into an amendment to the tax receivable agreement, to clarify the tax benefit payment methodology.

In 2012, Mr. Greenblatt and his related entities, received an aggregate payment in the amount of $1,065,245 pursuant to the terms of the Tax Receivable Agreement, relating to the years 2010 and 2011.

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

In response to certain SEC recommendations regarding our shelf registration statements, we amended our operating agreement during the first quarter of 2012 to remove certain default and other exchange provisions, as further described in the Amendment, dated as of March 5, 2012, to Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. as the Managing Member of Pzena Investment Management, LLC and those Class B members whose signatures are affixed thereto, previously filed as an exhibit to the Company’s 2011 Annual Report on Form 10-K.

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

Our operating company manages the personal funds of many of its employees, including certain of our executive officers. In addition, it manages the personal funds of some of its employees’ and certain of its executive officers’ family members. Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history. In 2012, the aggregate value of the advisory fees that we either waived or reduced for executive officers and/or their family members was approximately $362,075, which includes investments via a private fund in which certain of our executive officers participate. Fees waived for Mr. Pzena and/or his family members, and related trusts, were approximately $240,000 in 2012. The aggregate value of the custody and administrative fees paid related to the Company’s executive offers was approximately $132,801.

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

For the year ended December 31, 2012, the Board of Directors determined that Messrs. Galbraith, Greenblatt, Meyerowich and Tysoe are each “independent” for purposes of NYSE corporate governance rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Total fees billed for professional services rendered to us by KPMG LLP during the years ended December 31, 2012 and 2011 were as follows:

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Audit Fees	$490	$289
Tax Fees	—	16
All Other Fees	26	—
Total(1)	$516	$305

(1)	Total fees for KPMG LLP represent amounts billed during the periods listed above. Total KPMG fees accrued during the years ended 2012 and 2011 were $0.6 million and $0.5 million, respectively. Fees accrued for 2012 include work performed by KPMG on taxes.

Audit fees relate to professional services rendered for the audits of the consolidated financial statements of the Company and its subsidiaries, professional services rendered for quarterly reviews of the consolidated financial statements of the Company and its subsidiaries, and the audits of the Company’s affiliated funds. Audit fees also include fees for the audit of special purpose financial statements of the operating company.

Tax fees were for reviews of the Company’s tax returns.

All other fees relate to other attestation services over the Company’s investment performance and fees associated with the review of registration statements.

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

Notwithstanding the foregoing requirement of the charter of the Audit Committee that audit and permitted non-audit services must be approved in advance, the charter of the Audit Committee provides that pre-approval is not necessary for minor non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total revenues paid by us to our auditors during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by us at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee. We refer to the foregoing as the “De Minimus Exception.” None of the services listed above for 2012 were approved pursuant to the De Minimus Exception. For 2011, 1.0% of total fees billed were approved pursuant to the De Minimus Exception.

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

Exhibit	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Pzena Investment Management, Inc., effective as of October 30, 2007(1)
3.2	Amended and Restated Bylaws of Pzena Investment Management, Inc., effective as of October 30, 2007(1)
4.1	Form of Pzena Investment Management, Inc. Class A Common Stock Certificate(2)
4.2	Form of Exchange Rights of Class B Members(2)
4.3	Resale and Registration Rights Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Holders named on the signature pages thereto(1)
4.4	Class B Stockholders’ Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Stockholders named on the signature pages thereto(1)
10.1	Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Members named on the signature pages thereto(1)

Exhibit	Description of Exhibit
10.2	Tax Receivable Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto(1)
10.3	Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan(1)
10.4	Pzena Investment Management, LLC Amended and Restated Bonus Plan, as amended, dated as of October 21, 2008(3)
10.5	Pzena Investment Management, Inc. 2007 Equity Incentive Plan, as amended, dated as of May 19, 2009(4)
10.6	Lease, dated as of February 4, 2003, between Magnolia Associates, Ltd. and Pzena Investment Management, LLC, and the amendments thereto dated as of March 31, 2005 and October 31, 2006(5)
10.7	Agreement of Sublease, dated November 4, 2011, between Pzena Investment Management, LLC together, as Sublessor and Perimeter Internetworking Corp, as Sublessee(6)
10.8	Executive Employment Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and Richard S. Pzena(1)
10.9	Executive Employment Agreement for John P. Goetz, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and John P. Goetz(1)
10.10	Amended and Restated Executive Employment Agreement for William L. Lipsey, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and William L. Lipsey(1)
10.11	Amendment to Amended and Restated Executive Employment Agreement for A. Rama Krishna, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and A. Rama Krishna, as amended, dated as of October 8, 2009(7)
10.12	Indemnification Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard S. Pzena(1)
10.13	Indemnification Agreement for Steven M. Galbraith, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Steven M. Galbraith(1)
10.14	Indemnification Agreement for Joel M. Greenblatt, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Joel M. Greenblatt(1)
10.15	Indemnification Agreement for Richard P. Meyerowich, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard P. Meyerowich(1)
10.16	Indemnification Agreement for Myron E. Ullman, III, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Myron E. Ullman, III(1)
10.17	Indemnification Agreement for Ronald W. Tysoe, dated as of December 11, 2008, by and among Pzena Investment Management, Inc. and Ronald W. Tysoe(8)
10.18	Indemnification Agreement for John P. Goetz, dated as of May 17, 2011, by and among Pzena Investment Management, Inc. and John P. Goetz(6)
10.19	Indemnification Agreement for William L. Lipsey, dated as of May 17, 2011, by and among Pzena Investment Management, Inc. and William L. Lipsey(6)
10.20	Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan, dated as of July 21, 2009(9)

Exhibit	Description of Exhibit
10.21	Amendment, effective March 24, 2010, to Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. as the Managing Member of Pzena Investment Management, LLC and those Class B members whose signatures are affixed thereto(10)
10.22	Amendment, dated as of March 5, 2012, to Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. as the Managing Member of Pzena Investment Management, LLC and those Class B members whose signatures are affixed thereto(6)
10.23	Amendment to Executive Employment Agreement for Richard S. Pzena, dated as of November 1, 2012, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC, and Richard S. Pzena(11)
10.24	Amendment to Executive Employment Agreement for John P. Goetz, dated as of November 1, 2012, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC, and John P. Goetz(11)
10.25	Amendment to Amended and Restated Executive Employment Agreement for William L. Lipsey, dated as of November 1, 2012, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC, and William L. Lipsey(11)
10.26	Amendment, dated as of November 12, 2012, to Tax Receivable Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto
(filed herewith)
14.1	Code of Business Conduct and Ethics, effective as of October 25, 2007, amended as of January 16, 2009(12)
14.2	Code of Ethics for Senior Financial Officers(10)
21.1	List of Subsidiaries of Pzena Investment Management, Inc. (filed herewith)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith)
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101	Materials from the Pzena Investment Management, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations,
(iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and
(vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail
(furnished herewith)

(1)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 5, 2007 (SEC File No. 001-33761).
(2)	Previously filed as an exhibit to Amendment No. 4 of the Registration Statement on Form S-1 (No. 333-143660) of Pzena Investment Management, Inc., which was filed with the Securities and Exchange Commission on October 22, 2007.

(3)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2008 (SEC File No. 001-33761).
(4)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009 (SEC File No. 001-33761).
(5)	Previously filed as an exhibit to Amendment No. 1 of the Registration Statement on Form S-1 (No. 333-143660) of Pzena Investment Management, Inc., which was filed with the Securities and Exchange Commission on July 10, 2007.
(6)	Previously filed as an exhibit to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (SEC File No. 001-33761).
(7)	Previously filed as an exhibit to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2010 (SEC File No. 001-33761).
(8)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008 (SEC File No. 001-33761).
(9)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (SEC File No. 001-33761).
(10)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010 (SEC File No. 001-33761).
(11)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2012 (SEC File No. 001-33761).
(12)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009 (SEC File No. 001-33761).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pzena Investment Management, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2013

Pzena Investment Management, Inc.

By:	/s/ Richard S. Pzena Name: Richard S. Pzena Title: Chief Executive Officer

Each person whose signature appears below constitutes and appoints Gary J. Bachman and Joan F. Berger, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to effectuate the intent and purpose of this paragraph, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pzena Investment Management, Inc. and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Richard S. Pzena Richard S. Pzena	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 12, 2013
/s/ Gary J. Bachman Gary J. Bachman	Chief Financial Officer (principal financial and accounting officer)	March 12, 2013
/s/ John P. Goetz John P. Goetz	Director	March 12, 2013
/s/ William L. Lipsey William L. Lipsey	Director	March 12, 2013
/s/ Steven M. Galbraith Steven M. Galbraith	Director	March 12, 2013
/s/ Joel M. Greenblatt Joel M. Greenblatt	Director	March 12, 2013
/s/ Richard P. Meyerowich Richard P. Meyerowich	Director	March 12, 2013
/s/ Ronald W. Tysoe Ronald W. Tysoe	Director	March 12, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pzena Investment Management, Inc.:

We have audited the accompanying consolidated statements of financial condition of Pzena Investment Management, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pzena Investment Management, Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 12, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pzena Investment Management, Inc.:

We have audited Pzena Investment Management, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pzena Investment Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Pzena Investment Management, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2012, and our report dated March 12, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 12, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Pzena Investment Management, Inc.

We have audited the accompanying consolidated statements of operations, changes in equity, and cash flows of Pzena Investment Management, Inc. (the “Company”) for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Pzena Investment Management, Inc. for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 15, 2011

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	December 31, 2012	December 31, 2011
ASSETS
Cash and Cash Equivalents	$32,645	$35,083
Restricted Cash	1,030	1,030
Due from Broker	22	457
Advisory Fees Receivable	14,626	14,717
Investments, at Fair Value	5,170	4,919
Receivable from Related Parties	83	66
Other Receivables	51	54
Prepaid Expenses and Other Assets	585	688
Deferred Tax Asset, Net of Valuation Allowance of $59,917 and $61,050, respectively	9,688	8,835
Property and Equipment, Net of Accumulated Depreciation of $2,695 and $2,516, respectively	779	829
TOTAL ASSETS	$64,679	$66,678
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$4,305	$6,062
Due to Broker	23	—
Liability to Selling and Converting Shareholders	9,656	11,218
Lease Liability	1,203	1,795
Deferred Compensation Liability	1,327	1,173
Other Liabilities	199	206
TOTAL LIABILITIES	16,713	20,454
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 11,149,941 and 10,575,089 Shares Issued and Outstanding in 2012 and 2011, respectively)	111	105
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 53,482,324 and 53,967,555 Shares Issued and Outstanding in 2012 and 2011, respectively)	—	—
Additional Paid-In Capital	11,765	12,000
Retained Earnings	2,693	1,832
Total Pzena Investment Mangement, Inc.'s Equity	14,569	13,937
Non-Controlling Interests	33,397	32,287
TOTAL EQUITY	47,966	46,224
TOTAL LIABILITIES AND EQUITY	$64,679	$66,678

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Years Ended December 31,
	2012	2011	2010
REVENUE	$76,280	$83,045	$77,525
EXPENSES
Compensation and Benefits Expense	31,755	34,565	29,548
General and Administrative Expense	7,346	10,626	8,007
TOTAL OPERATING EXPENSES	39,101	45,191	37,555
Operating Income	37,179	37,854	39,970
OTHER INCOME/(EXPENSE)
Interest Income	200	244	208
Interest Expense	(30)	—	(232)
Dividend Income	148	161	128
Net Realized and Unrealized Gain/(Loss) from Investments	1,520	(355)	395
Change in Liability to Selling and Converting Shareholders	(2,647)	(1,581)	(3,312)
Other Income/(Expense)	(54)	65	69
Total Other Income/(Expense)	(863)	(1,466)	(2,744)
Income Before Income Taxes	36,316	36,388	37,226
Income Tax Expense	1,911	3,145	741
Net Income	34,405	33,243	36,485
Less: Net Income Attributable to Non-Controlling Interests	30,565	29,861	32,674
Net Income Attributable to Pzena Investment Management, Inc.	$3,840	$3,382	$3,811
Net Income for Basic Earnings per Share	$3,840	$3,382	$3,811
Basic Earnings per Share	$0.36	$0.34	$0.41
Basic Weighted Average Shares Outstanding	10,787,540	9,972,978	9,186,520
Net Income for Diluted Earnings per Share	$20,821	$20,631	$22,419
Diluted Earnings per Share	$0.32	$0.32	$0.34
Diluted Weighted Average Shares Outstanding(1)	65,491,273	65,095,797	64,985,753
Cash Dividends per Share of Class A Common Stock	$0.28	$0.12	$0.24

(1)	The Company issues restricted Class B units that have non-forfeitable dividend rights. Under the “two-class method,” these units are considered participating securities are required to be included in the computation of diluted earnings per share.

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total
Balance at December 31, 2009	8,633,041	55,659,236	$86	$10,104	$(1,920)	$19,088	$27,358
Unit Conversion	734,618	(734,618)	7	368	-	(318)	57
Unit and Option Grant	—	20,134	—	23	—	138	161
Amortization of Non-Cash Compensation	—	67,572	—	371	—	2,242	2,613
Directors' Shares	—	—	—	40	—	240	280
Net Income	—	—	—	—	3,811	32,674	36,485
Contributions from Non-Controlling Interests	—	—	—	—	—	4,321	4,321
Distributions to Non-Controlling Interests	—	—	—	(70)	—	(31,455)	(31,525)
Effect of Deconsolidation of Affiliates	—	—	—	—	—	(3,706)	(3,706)
Class A Cash Dividends Declared and Paid ($0.24 per share)	—	—	—	—	(2,248)	—	(2,248)
Balance at December 31, 2010	9,367,659	55,012,324	$93	$10,836	$(357)	$23,224	$33,796
Unit Conversion	1,207,430	(1,207,430)	12	727	—	(662)	77
Amortization of Non-Cash Compensation	—	183,768	—	542	—	2,950	3,492
Directors' Shares	—	—	—	43	—	237	280
Net Income	—	—	—	—	3,382	29,861	33,243
Retirement of Class B Units	—	(21,107)	—	(16)	—	(79)	(95)
Contributions from Non-Controlling Interests	—	—	—	—	—	450	450
Distributions to Non-Controlling Interests	—	—	—	(132)	—	(26,112)	(26,244)
Effect of Consolidation of Affiliates	—	—	—	—	—	2,418	2,418
Class A Cash Dividends Declared and Paid ($0.12 per share)	—	—	—	—	(1,193)	—	(1,193)
Balance at December 31, 2011	10,575,089	53,967,555	$105	$12,000	$1,832	$32,287	$46,224
Unit Conversion	722,521	(722,521)	7	384	—	(355)	36
Amortization of Non-Cash Compensation	—	199,177	—	279	—	1,384	1,663
Directors' Shares	—	—	—	58	—	279	337
Net Income	—	—	—	—	3,840	30,565	34,405
Repurchase and Retirement of Class A Common Stock	(147,669)	—	(1)	(745)	—	—	(746)
Repurchase and Retirement of Class B Units	—	(36,158)	—	(157)	—	(33)	(190)
Options Exercised	—	74,271	—	—	—	—	—
Repurchase and Retirement of Class B Unit Options	—	—	—	(54)	—	(259)	(313)
Contributions from Non-Controlling Interests	—	—	—	—	—	69	69
Distributions to Non-Controlling Interests	—	—	—	—	—	(30,540)	(30,540)
Class A Cash Dividends Declared and Paid ($0.28 per share)	—	—	—	—	(2,979)	—	(2,979)
Balance at December 31, 2012	11,149,941	53,482,324	$111	$11,765	$2,693	$33,397	$47,966

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net Income	$34,405	$33,243	$36,485
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation	179	406	432
Disposal of Fixed Assets	(55)	874	—
Non-Cash Compensation	2,990	5,047	3,653
Director Share Grant	337	280	280
Net Realized and Unrealized (Gain)/Loss from Investments	(1,520)	355	(395)
Lease Liability	—	1,863	—
Change in Liability to Selling and Converting Shareholders	2,647	1,581	3,312
Deferred Income Taxes	(529)	472	(1,914)
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	63	558	(1,897)
Due from Broker	435	(25)	86
Restricted Cash	—	390	(13)
Prepaid Expenses and Other Assets	134	389	(554)
Due to Broker	23	(6)	(731)
Accounts Payable, Accrued Expenses, and Other Liabilities	(2,981)	606	(118)
Tax Receivable Agreement Payments	(4,451)	(84)	—
Change in Lease Liability	(592)	(68)	—
Purchases of Investments(1)	(74,140)	(40,688)	(3,895)
Proceeds from Sale of Investments	75,013	40,945	7,360
Net Cash Provided by Operating Activities	31,958	46,138	42,091
INVESTING ACTIVITIES
Purchases of Investments in Deferred Compensation Plan(1)	(521)	(1,471)	(2,042)
Proceeds from Investments in Deferred Compensation Plan(1)	544	1,229	—
Payments (to)/from Related Parties	(16)	(3)	44
Purchase of Property and Equipment	(74)	(157)	(70)
Net Cash (Used in) Investing Activities	(67)	(402)	(2,068)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(746)	—	—
Repurchase and Retirement of Class B Units	(190)	(95)	(2)
Repurchase and Retirement of Class B Unit Options	(313)	—	—
Distributions to Non-Controlling Interests	(30,170)	(26,244)	(31,525)
Contributions from Non-Controlling Interests	69	450	4,321
Term Loan and Senior Subordinated Notes Repayment	—	—	(10,000)
Dividends	(2,979)	(1,193)	(2,248)
Net Cash Used in Financing Activities	(34,329)	(27,082)	(39,454)
NET CHANGE IN CASH	$(2,438)	$18,654	$569
CASH AND CASH EQUIVALENTS — Beginning of Period	$35,083	$16,381	$15,908
Effect of Consolidation/(Deconsolidation) of Affiliates	—	48	(96)
Net Change in Cash	(2,438)	18,654	569
CASH AND CASH EQUIVALENTS — End of Period	$32,645	$35,083	$16,381
Supplementary Cash Flow Information:
In-Kind Distribution to Non-Controlling Interests of Equity Securities, at Fair Value	$370	$—	$—
Interest Paid	$30	$—	$232
Income Taxes Paid	$2,310	$2,877	$2,596

(1)	2010 numbers were changed to conform with 2011 presentation

See accompanying notes to consolidated financial statements.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements

Note 1 — Organization

Pzena Investment Management, Inc. (the “Company”) functions as the sole managing member of its operating company, Pzena Investment Management, LLC (the “operating company”). As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interests that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.

The operating company is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of December 31, 2012, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following entities as of December 31, 2012:

Legal Entity	Type of Entity (Date of Formation)	Operating Company's Ownership at December 31, 2012
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Investment Funds Trust, Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	0.0%
Pzena International Value Service, a series of the Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	0.0%

Note 2 — Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations. The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest, which includes Pzena Investment Management, Pty, and Pzena Investment Management Special Situations, LLC. The Company also consolidates variable-interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary, which includes Pzena Investment Funds Trust, Pzena Large Cap Value Fund (“Pzena Large Cap Value Fund”) and Pzena International Value Service, a series of Pzena Investment Management International, LLC (“Pzena International Value Fund”). These majority-owned subsidiaries in which the Company has a controlling financial interest and the VIEs where the Company is deemed to be the primary beneficiary are collectively referred to as “consolidated subsidiaries.” As required by the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company also consolidates or consolidated non-variable-interest entities in which it acts or acted as the general partner or managing member. All of these entities represent or represented private investment partnerships over which the Company exercises or exercised control. Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company. All significant inter-company transactions and balances have been eliminated.

The operating company is the managing member of Pzena International Value Service. As of February 1, 2011, as a result of a shift in the equity ownership of that entity on that date, the operating company was considered the primary beneficiary of this entity. As a result, the entity was consolidated as of February 1, 2011. At December 31, 2012, Pzena International Value Service’s $1.3 million in net assets were included in the Company’s consolidated statements of financial condition.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2 — Significant Accounting Policies (Continued)

Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company. A majority of the trustees do not hold equity investments in this trust. Since the holders of the equity investments in this partnership lack a controlling financial interest in it, this entity is deemed to be a VIE. The Company is considered the primary beneficiary of this VIE. At December 31, 2012, the Pzena Large Cap Value Fund’s $0.9 million in net assets were included in the Company’s consolidated statements of financial condition.

The Pzena Global Value Service was a limited liability company in which the Company held investments to satisfy its obligations under its deferred compensation program and certain of the operating company’s executive committee members held personal investments. In 2010, the Company determined that, because of the definitions of related party transactions in the Related Party Disclosures Topic of the FASB ASC, the operating company was the primary beneficiary of the Pzena Global Value Service during the year ended December 31, 2010. During the year ended December 31, 2010, the assets of the Pzena Global Value Service were redeemed and the entity was liquidated.

During 2010, the Company redeemed its investments in the Pzena Emerging Markets Focused Value Service, and the Pzena Emerging Market Countries Value Service. The operating company maintained its controlling financial interest in these entities, since it continued to serve as the managing member of each of these entities. Correspondingly, these entities were deemed VIEs. After the Company redeemed its interests in these entities, certain members of the operating company’s executive committee became majority holders of the equity interests in the partnerships, and, therefore, the Company continued to be considered the primary beneficiary of these entities. As such, the results of operations and financial position of these entities continued to be consolidated by the Company at June 30, 2010, in accordance with the Consolidation Topic of the FASB ASC.

In August 2010, the holder of the equity investments in the Pzena Emerging Markets Focused Value Service and the Pzena Emerging Market Countries Value Service became the managing member of these entities. This appointment gave the holder of the equity investments a controlling financial interest in these entities. Correspondingly, the Company was no longer deemed to control these entities. As a result, the Pzena Emerging Markets Focused Value Service and the Pzena Emerging Market Countries Value Service were deconsolidated at August 31, 2010.

All of the consolidated investment partnerships are, or were, investment companies under the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies. The Company has retained the specialized accounting for these partnerships pursuant to the Consolidation of Partnerships and Similar Entities Subtopic of the FASB ASC. Thus, the Company reports these investment partnerships’ investments in Investments at Fair Value, with net realized and unrealized gains and losses reported in earnings in the consolidated statements of operations.

VIEs that are not consolidated continue to receive investment management services from the Company, and are vehicles through which the Company offers its Global Value and/or International (ex-U.S.) Value strategies. The total net assets of these VIEs was approximately $150.9 million and $219.2 million at December 31, 2012 and December 31, 2011, respectively. Neither the Company nor the operating company were exposed to losses as a result of its involvement with these entities because they had no direct investment in them.

The Company records in its own equity its pro-rata share of transactions that impact the operating company’s net equity, including unit and option issuances, repurchases, and retirements. The operating company’s pro-rata share of such transactions are recorded as adjustments to additional paid-in capital or non-controlling interests, as applicable, on the consolidated statements of financial position.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided. Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms. Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the assets under management. Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark. The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned. In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years. Performance fees are generally payable annually. Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved. For the years ended December 31, 2012, 2011, and 2010, the Company recognized approximately $0.3 million, $3.8 million and $0.5 million, respectively, in performance fee income.

Cash and Cash Equivalents:

At December 31, 2012 and 2011, cash and cash equivalents was $32.6 million and $35.1 million, respectively. The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposit and other accounts whose balances often exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

The Company maintained compensating balances of $1.0 million at December 31, 2012 and 2011, respectively, as collateral for a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its New York office space. Such amounts are recorded in Restricted Cash in the consolidated statements of financial condition.

Due to/from Broker:

Due to/from Broker consists primarily of and amounts payable/receivable for unsettled securities transactions held/initiated at the clearing brokers of the Company’s consolidated subsidiaries.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2 — Significant Accounting Policies (Continued)

Investments, at Fair Value:

Investments at Fair Value represents the securities held by the Company and its consolidated subsidiaries, as well as investments in mutual funds. The Company’s investments in third-party mutual funds are held to satisfy the Company’s obligations under its deferred compensation program. Dividends associated with the investments of the Company’s consolidated subsidiaries are recorded as dividend income on an ex-dividend basis in the consolidated statement of operations.

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

The following table presents these instruments’ fair value at December 31, 2012:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$2,225	$—	$—
Investments in Mutual Funds	2,945	—	—
Total Fair Value	$5,170	$—	$—

The following table presents these instruments’ fair value at December 31, 2011:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$2,285	$—	$—
Investments in Mutual Funds	2,634	—	—
Total Fair Value	$4,919	$—	$—

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

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from brokers, and advisory fees receivable. The Company maintains its cash and cash equivalents in bank deposits and other accounts whose balances often exceed federally insured limits.

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions. At December 31, 2012 and 2011, no allowance for doubtful accounts has been deemed necessary.

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

The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized. At December 31, 2012, the Company had a $59.9 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock. At December 31, 2011, the Company had a $61.1 million valuation allowance against these deferred tax assets. The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

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

The Company does not isolate the portion of the results of its operations resulting from the impact of fluctuations in foreign exchange rates on its non-U.S. investments. Such fluctuations are included in net realized and unrealized gain/(loss) on investments in the consolidated statements of operations.

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

The functional currency of the Company is the United States Dollar. The functional currency of the Company’s representative office in Australia is the Australian Dollar. Assets and liabilities of this office are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. For the years ended December 31, 2012, 2011, and 2010, the Company did not record any accumulated other comprehensive income.

Note 3 — Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash Compensation and Other Benefits	$28,690	$29,518	$25,895
Non-Cash Compensation	3,065	5,047	3,653
Total Compensation and Benefits Expense(1)	$31,755	$34,565	$29,548

(1)	In 2011, the Company recognized approximately $2.2 million in charges related to certain employee departures.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3 — Compensation and Benefits (Continued)

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below. Details of restricted Class B units, options to purchase operating company Class B units, restricted shares of Class A common stock, and phantom operating company Class B units awarded in the three years ended December 31, are as follows:

	For the Year Ended December 31,
	2012		2011		2010
	Amount	Fair Value(1)	Amount	Fair Value(1)	Amount	Fair Value(1)
Phantom Operating Company Class B Units(2)	4,103,896	$3.85	—	$—	—	$—
Restricted Class B Units	124,718	$4.85	120,212	$4.90	183,920	$7.60
Deferred Compensation Phantom Operating Company Class B Units	80,831	$4.33	71,428	$7.35	40,000	$8.00
Options to Purchase Operating Company Units	51,625	$1.32	458,194	$1.12	42,411	$2.22
Restricted Shares of Class A Common Stock	44,484	$5.24	—	$—	—	$—

(1)	Represents the weighted average grant date estimated fair value per share, unit, or option.
(2)	Represents phantom operating company Class B units issued under the 2006 Equity Incentive Plan. These phantom units vest ratably over ten years and are not entitled to receive dividend or dividend equivalents until vested.

Pursuant to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”), the operating company issues restricted units, phantom Class B units and options to purchase units in our operating company. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issued shares of restricted Class A common stock and options to acquire shares of Class A common stock.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred. These deferred amounts may be invested, at the employee’s discretion, in certain third-party mutual funds, phantom operating company Class B units, or money market funds. Amounts deferred in any calendar year reduce that year’s cash compensation expense and are both amortized and vest ratably over a four-year period commencing the following year. As of December 31, 2012 and 2011, the liability associated with deferred compensation investment accounts was $1.3 million and $1.2 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of the compensation otherwise payable to the director in cash, deferred in the form of phantom shares of Class A common stock of the company. Elections to defer compensation under the Director Plan are made on a year-to-year basis. Elections of deferred stock units result in the issuance of phantom shares of Class A common stock. Distributions under the Director Plan shall be made in a single distribution of shares of our Class A common stock at such time as elected by the participant when the deferral was made. Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock. Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense and are not referenced above. During the years ended December 31, 2012, 2011 and 2010, the directors received 72,228, 39,756, and 35,516 phantom shares of Class A common stock, respectively, reflecting the annual deferral of compensation and additional phantom shares issued as of

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3 — Compensation and Benefits (Continued)

each date and in the amount of dividends and/or special dividends and distributions that are paid with respect to Class A common stock of the Company. As of December 31, 2012 and 2011, there were 147,500 and 75,272 phantom shares of Class A common stock outstanding, respectively. There have been no distributions made under the Director Plan to date.

The Company uses a fair value method in recording the expense associated with the granting of restricted operating company Class B units, restricted shares of Class A common stock, phantom operating company Class B units, and options to purchase Class B units and shares of Class A common stock under the 2006 and 2007 Equity Incentive Plans, phantom operating company Class B units under the Bonus Plan, and phantom shares of Class A common stock under the Director Plan.

The fair value of awarded restricted shares of Class A common stock under the 2007 Equity Incentive Plan and phantom shares of Class A common stock under the Director Plan is determined based on the closing market price of our Class A common stock on the date of grant. The fair value of awarded restricted Class B units and phantom operating company Class B units under the 2006 Equity Incentive Plan, and phantom operating company Class B units under the Bonus Plan is determined by reference to the market price of our Class A common stock on the date of grant since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis. Certain of the phantom operating company Class B units and restricted shares of Class A common stock are not entitled to dividends or dividend equivalents while unvested. The fair value of these awards is determined based on the closing market price of our Class A common stock on the date of grant, net of the present value of the dividends using the applicable risk-free interest rate.

The fair value of options to purchase operating company Class B units is determined by using an appropriate option pricing model on the grant date. For each of the three years ended December 31, the Company recognized compensation expense using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2012	2011	2010
Weighted Average Time Until Exercise	7 years	7 years	7 years
Volatility	43%	43%	39%
Risk-Free Rate	1.24%	1.44%	2.69%
Dividend Yield	4.96%	5.66%	3.56%

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

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3 — Compensation and Benefits (Continued)

The following is a summary of the option activity for the three years ended December 31, 2012

	For the Year Ended December 31,
	2012		2011		2010
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning Balance	5,071,227	$7.19	4,612,033	$7.45	4,580,622	$7.44
Options Granted	51,625	5.24	458,194	4.77	42,411	7.58
Options Cancelled	(2,167)	8.00	(7,500)	11.40	(11,000)	6.20
Options Exercised	(180,878)	4.22	—	—	—	—
Options Repurchased by the Company	(415,000)	11.61	—	—	—	—
Other	—	—	8,500	4.66	—	—
Ending Balance	4,524,807	$6.88	5,071,227	$7.19	4,612,033	$7.45

The weighted average grant-date fair values of the options issued in 2012, 2011, and 2010 were $1.32, $1.12, and $2.22, respectively, per option. The 180,878 options to purchase operating company Class B units that were exercised in 2012 resulted in 74,271 net Class B units issued, as a result of the redemption of 106,607 Class B units for the cashless exercise of the options. The 415,000 options repurchased by the Company in 2012 were repurchased at fair value for an aggregate amount of $0.3 million.

Exercise prices for stock options outstanding and exercisable as of December 31, 2012 are as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding as of December 31, 2012	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2012	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price
$4.22 – $5.00	2,276,128	6.6	$4.33	2,062,540	6.4	$4.29
$5.00 – $10.00	1,454,369	7.1	7.89	1,402,744	7.0	7.99
$10.00 – $15.00	794,310	4.6	12.36	685,310	4.5	12.51
$4.22 – $15.00	4,524,807	6.4	$6.88	4,150,594	6.3	$6.89

Based on the closing market price of the Company’s Class A common stock on December 31, 2012, the aggregate intrinsic value of the Company’s stock options was as follows:

	Options Outstanding	Options Exercisable
	(in thousands)
Aggregate Intrinsic Value	$2,442	$2,299

Phantom operating company Class B units issued pursuant to the Bonus Plan, which generally vest ratably over four years, are summarized as follows:

	For the Year Ended December 31,
	2012	2011	2010
Beginning Balance	73,570	81,283	102,555
Phantom Class B Units Issued	80,831	71,428	40,000
Vesting of Phantom Class B Units	(48,061)	(79,141)	(61,272)
Ending Balance	106,340	73,570	81,283

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3 — Compensation and Benefits (Continued)

During December of 2012, the operating company granted 4,103,896 phantom Class B units pursuant to the 2006 Equity Incentive Plan. These phantom units vest ratably over 10 years and are not eligible to receive dividends or dividend equivalents until vested. No such phantom units were granted during the years ended December 31, 2011 and 2010. As of December 31, 2012, the Company had approximately $15.8 million in unrecorded compensation cost related to these unvested phantom units. The Company anticipates that this unrecorded cost will amortize ratably over the vesting period of the award.

For the year ended December 31, 2012, we awarded $1.1 million in delayed-vesting cash awards issued to certain members. These delayed-vesting cash awards have varying vesting schedules, with $0.6 million to be paid in 2013 and the remaining $0.5 million to be paid in 2014. For the year ended December 31, 2011, we awarded $1.0 million in delayed-vesting cash awards, of which $0.6 million was paid during 2012 and the remaining $0.4 million to be paid in 2013. For the year ended December 31, 2010, we awarded $0.5 million in delayed-vesting cash awards, of which $0.3 million was paid in 2011, with the remaining $0.2 million paid during 2012.

As of both December 31, 2012 and 2011, the Company had approximately $2.1 million in unrecorded compensation expense related to unvested operating company phantom Class B units issued pursuant to its Bonus Plan, operating company Class B unit, option grants issued under the 2006 Equity Incentive Plan, and restricted Class A common stock issued under the 2007 Equity Incentive Plan. The Company anticipates that the amortization of these amounts will be approximately $1.2 million in 2013, $0.6 million in 2014, $0.2 million in 2015, and $0.1 million in 2016.

Note 4 — Employee Benefit Plans

During 2011, the operating company implemented a Profit Sharing and Savings Plan for the benefit of substantially all employees. The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law. The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan. During the year ended December 31, 2012, the expense recognized in connection with this plan was $0.6 million. No such expenses were incurred in the years ended December 31, 2011 and 2010.

Note 5 — Earnings per Share

Basic earnings per share is computed by dividing the Company’s net income attributable to its common stockholders by the weighted average number of shares outstanding during the reporting period. For the years ended December 31, 2012, 2011, and 2010, the Company’s basic earnings per share was determined as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share	$3,840	$3,382	$3,811
Basic Weighted-Average Shares Outstanding	10,787,540	9,972,978	9,186,520
Basic Earnings per Share	$0.36	$0.34	$0.41

Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding operating company membership units, phantom operating company Class B units, phantom Class A common stock, outstanding operating company Class B unit options, options to purchase Class A common stock, and restricted Class A common stock, to the extent they would have a dilutive effect on net income per share for the reporting period. Net income for diluted earnings per share generally assumes all outstanding operating

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5 — Earnings per Share (Continued)

company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate, exclusive of one-time charges and adjustments associated with both the valuation allowance and the liability to selling and converting shareholders.

For the years ended December 31, 2012, 2011, and 2010, the Company’s diluted net income was determined as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$29,711	$30,188	$32,445
Less: Assumed Corporate Income Taxes	12,730	12,939	13,837
Assumed After-Tax Income of Pzena Investment Management, LLC	16,981	17,249	18,608
Net Income of Pzena Investment Management, Inc	3,840	3,382	3,811
Diluted Net Income	$20,821	$20,631	$22,419

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

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5 — Earnings per Share (Continued)

For the years ended December 31, 2012, 2011, and 2010, the Company’s diluted earnings per share were determined as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$20,742	$20,597	22,419
Participating Class B Restricted Units	79	34	—
Total Diluted Net Income Attributable to Shareholders	$20,821	$20,631	$22,419
Basic Weighted-Average Shares Outstanding	10,787,540	9,972,978	9,186,520
Dilutive Effect of Operating Company B Units	53,783,093	54,418,301	55,113,358
Dilutive Effect of Options(1)	535,629	571,439	658,407
Dilutive Effect of Phantom Units	140,397	25,564	27,468
Dilutive Effect of Restricted Shares of Class A Common Stock(2)	1,099	—	—
Dilutive Weighted-Average Shares Outstanding	65,247,758	64,988,282	64,985,753
Add: Participating Restricted Operating Company Class B Units(3)	243,515	107,515	—
Total Dilutive Weighted-Average Shares Outstanding	65,491,273	65,095,797	64,985,753
Diluted Earnings per Share	$0.32	$0.32	$0.34

(1)	Represents the dilutive effect of options to purchase operating company Class B units and Company Class A common stock.
(2)	Certain restricted shares of Class A common stock granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities and are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method.
(3)	Restricted Class B Units granted to employees have nonforfeitable rights to dividends and therefore participate fully in the results of the operating company's operations from the date they are granted. They are included in the computation of diluted earnings per share using the two-class method for participating securities.

For the years ended December 31, 2012, 2011, and 2010, the following options to purchase operating company Class B units, options to purchase shares of Class A common stock, phantom operating company Class B units, phantom shares of Class A common stock, restricted shares of Class A common stock and Class B Unit Based Awards were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for the respective periods:

	For the Year Ended December 31,
	2012	2011	2010
Options to Purchase Operating Company Class B Units	3,443,878	2,079,646	1,655,226
Options to Purchase Class A Common Stock	961,750	961,750	961,750
Phantom Operating Company Class B Units & Class A Common Stock	278,944	—	—
Restricted Class A Common Stock	11,541	—	—
Total	4,696,113	3,041,396	2,616,976

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6 — Shareholders’ Equity

The Company functions as the sole managing member of the operating company. As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income. Class A and Class B units of the operating company have the same economic rights per unit. As of December 31, 2012, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 17.2% and 82.8%, respectively, of the economic interests in the operations of the business. As of December 31, 2011, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 16.3% and 83.7%, respectively, of the economic interests in the operations of the business.

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

On August 31, 2012, September 15, 2011, March 28, 2011, and March 31, 2010, certain of the operating company’s members exchanged an aggregate of 722,521, 670,902, 536,528, and 734,618, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock. These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6 — Shareholders’ Equity (Continued)

The incremental assets and liabilities assumed in the exchanges were recorded on August 31, 2012, September 15, 2011, March 28, 2011, and March 31, 2010 as follows:

	August 31, 2012	September 15, 2011	March 28, 2011	March 31, 2010
	(in thousands)
Pzena Investment Management, LLC Members' Capital	$10,006	$9,274	$7,425	$10,140
Pzena Investment Management, LLC Accumulated Deficit	(9,651)	(8,870)	(7,167)	(9,824)
Realizable Deferred Tax Asset	278	205	306	391
Net Tax Receivable Liability to Converting Unitholders	(242)	(174)	(260)	(332)
Total	$391	$435	$304	$375
Common Stock, at Par	$7	$7	$5	$7
Additional Paid-in Capital	384	428	299	368
Total	$391	$435	$304	$375

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

During the year ended December 31, 2012, the Company purchased and retired 147,669 shares of Class A common stock and 36,158 Class B units under the current repurchase authorization at an average price per share of $5.05 and $5.25, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Note 7 — Non-Controlling Interests

Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$29,711	$30,188	$32,445
Non-Controlling Interests of Consolidated Subsidiaries	854	(327)	229
Non-Controlling Interests	$30,565	$29,861	$32,674

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals made by the Company’s consolidated subsidiaries.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8 — Investments, at Fair Value

Investments in equity securities consisted of the following at December 31, 2012:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$1,988	$237	$2,225
Investments in Mutual Funds	2,561	384	2,945
Total	$4,549	$621	$5,170

Investments in equity securities consisted of the following at December 31, 2011:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$2,382	$(97)	$2,285
Investments in Mutual Funds	2,542	92	2,634
Total	$4,924	$(5)	$4,919

Note 9 — Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	December 31, 2012	December 31, 2011
	(in thousands)
Leasehold Improvements	$1,219	$1,100
Computer Hardware	982	972
Furniture and Fixtures	788	788
Office Equipment	271	271
Computer Software	214	214
Total	3,474	3,345
Less: Accumulated Depreciation and Amortization	(2,695)	(2,516)
Total	$779	$829

Depreciation is included in general and administrative expense and totaled $0.2 million, $0.4 million, and $0.4 million, for the years ended December 31, 2012, 2011, and 2010, respectively. During the year ended December 31, 2011, the Company entered into a noncancelable sublease agreement for certain excess office space associated with its operating lease agreement, discussed further in Note 11, Commitments and Contingencies. For the year ended December 31, 2011, the Company recognized a $0.9 million loss on disposal of fixed assets associated with this sublease, which is included in general and administrative expense. No such losses were recognized for the years ended December 31, 2012 and 2010.

Note 10 — Related Party Transactions

For the years ended December 31, 2012, 2011, and 2010, the Company earned $1.5 million, $2.6 million, and $4.2 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company. The Company is not the primary beneficiary of these VIEs.

At both December 31, 2012 and 2011, the Company had approximately $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10 — Related Party Transactions (Continued)

Receivable from Related Parties on the consolidated statements of financial condition. The Company is the sponsor and investment manager of this entity.

At December 31, 2012, other liabilities included less than $0.1 million of payables to employee members. There were no such payables at December 31, 2011.

At December 31, 2012 and 2011, receivables from related parties included less than $0.1 million of loans to employees.

The operating company manages the personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its two Executive Vice Presidents. The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest. Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors. The operating company also manages the personal funds of some of its employees’ family members. Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history. The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.4 million, $0.4 million, and $0.3 million in 2012, 2011, and 2010, respectively. The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was approximately $0.1 million in 2012 and less than $0.1 million in 2011 and 2010.

Note 11 — Commitments and Contingencies

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

The Company leases office space under a non-cancelable operating lease agreement which expires on October 31, 2015. The Company reflects minimum lease expense for its headquarters on a straight-line basis over the lease term. During the year ended December 31, 2011, the Company entered into a noncancelable sublease agreement for certain excess office space associated with its operating lease agreement. The sublease agreement also expires on October 31, 2015. During the year ended December 31, 2011, a $1.6 million loss was recognized in general and administrative expense for the aggregate excess of the future costs expected to be incurred over the anticipated sublease income associated with this operating sublease. No such losses were recognized for the years ended December 31, 2012 and 2010.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11 — Commitments and Contingencies (Continued)

Lease expense for the year ended December 31, 2012 was $1.4 million and is included in general and administrative expense. Such expenses were $2.0 million, respectively, for each of the years ended December 31, 2011 and 2010. Sublease income for the years ended December 31, 2012 and 2011 was $0.2 million $0.1 million. No sublease income was recognized for the year ended December 31, 2010. Future minimum lease payments are as follows:

Year Ending December 31,	Minimum Payments(1)
(in thousands)
2013	$2,099
2014	2,099
2015	1,748
2016	—
2017	—
Total	$5,946

(1)	Amounts have not been reduced by future minimum sublease payments of $1.1 million due under noncancelable sublease agreements.

Note 12 — Income Taxes

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

The components of the income tax expense are as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current Provision:
Unincorporated Business Taxes	$2,440	$2,736	$2,655
Local Corporate Tax	—	—	—
State Corporate Tax	—	—	—
Federal Corporate Tax	—	(63)	—
Total Current Provision	$2,440	$2,673	$2,655
Deferred Provision:
Unincorporated Business Taxes	$(21)	$(119)	$(224)
Local Corporate Tax	289	264	245
State Corporate Tax	510	464	467
Federal Corporate Tax	1,761	1,658	1,605
Total Deferred Provision	$2,539	$2,267	$2,093
Change in Valuation Allowance	(3,068)	(1,795)	(4,007)
Total Income Tax Expense	$1,911	$3,145	$741

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12 — Income Taxes (Continued)

Differences between the provision for income taxes reported for financial reporting purposes, and that computed based upon the application of the statutory U.S. Federal, state, and local tax rates to the reported income/(loss) before income taxes for the years ended December 31, 2012, 2011, and 2010, were as follows (2010 figures have been reclassified to conform with 2012 presentation):

	For the Year Ended December 31,
	2012		2011		2010
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(in thousands)		(in thousands)		(in thousands)
Federal Corporate Tax	$12,347	34.0%	$12,372	34.0%	$12,657	34.0%
State and Local Corporate Tax, net of Federal Benefit	3,214	8.9%	3,220	8.9%	3,295	8.9%
Unincorporated Business Tax	1,382	3.8%	1,496	4.1%	1,389	3.7%
Non-Controlling Interests	(13,097)	(36.1)%	(12,795)	(35.2)%	(14,001)	(37.6)%
Increase/(Decrease) in Liability to Selling and Converting Shareholders	900	2.5%	538	1.5%	1,126	3.0%
Deferred Income Tax Valuation Allowance	(3,068)	(8.4)%	(1,795)	(4.9)%	(4,007)	(10.8)%
Other	233	0.6%	109	0.2%	282	0.8%
Income Tax Expense	$1,911	5.3%	$3,145	8.6%	$741	2.0%

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements. It is the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax Expense/(Benefit) on the consolidated statement of operations. For the years ended December 31, 2012, 2011, and 2010, no such expenses were recognized. As of December 31, 2012 and 2011, no such accruals were recorded.

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

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12 — Income Taxes (Continued)

As discussed in Note 6, Shareholders’ Equity, on August 31, 2012, September 15, 2011, March 28, 2011, and March 31, 2010, certain of the operating company’s members exchanged an aggregate of 722,521, 670,902, 536,528 and 734,618, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock. The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754. Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $2.2 million deferred tax asset and a corresponding $1.9 million liability on August 31, 2012, a $1.5 million deferred tax asset and a corresponding $1.3 million liability to converting shareholders on September 15, 2011, a $2.4 million deferred tax asset and a corresponding $2.0 million liability to converting shareholders on March 28, 2011, and a $3.6 million deferred tax asset and a corresponding $3.0 million liability to converting shareholders on March 31, 2010. The Company assessed the realizability of the deferred tax asset associated with each of these exchanges and determined that a portion of each of their benefits would go unutilized. Consequently, the Company established a $1.9 million, a $1.3 million, a $2.1 million, and a $3.2 million valuation allowance on August 31, 2012, September 15, 2011, March 28, 2011, and March 31, 2010, respectively, to reduce the deferred tax asset to an amount more likely than not to be realized. These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years. The Company similarly reduced the associated liability to selling and converting shareholders by $1.6 million, $1.1 million, $1.8 million, and $2.7 million at August 31, 2012, September 15, 2011, March 28, 2011, and March 31, 2010, respectively, to reflect this change in the estimated realization of these assets. As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

During the years ended December 31, 2012 and 2011, after giving effect to the exchanges discussed earlier, the Company’s valuation allowance was reduced by approximately $3.1 million and $1.8 million, respectively, due to revised estimates of future taxable income. To reflect this change in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $2.6 million and $1.6 million, respectively, for the years ended December 31, 2012 and 2011. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations. As of December 31, 2012 and 2011, the net values of all deferred tax assets were approximately $9.7 million and $8.8 million, respectively.

The change in the Company’s deferred tax assets, net of valuation allowance, for the year ended December 31, 2012 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2011	$66,224	$3,661	$(61,050)	$8,835
Deferred Tax (Expense)/Benefit	(3,368)	875	—	(2,493)
Unit Exchange	2,213	—	(1,935)	278
Change in Valuation Allowance	—	—	3,068	3,068
Balance at December 31, 2012	$65,069	$4,536	$(59,917)	$9,688

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12 — Income Taxes (Continued)

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the year ended December 31, 2012, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2011	$(13)
Deferred Tax Expense	(46)
Balance at December 31, 2012	$(59)

The change in the Company’s deferred tax assets, net of valuation allowance, for the year ended December 31, 2011 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2010	$65,468	$2,797	$(59,431)	$8,834
Deferred Tax (Expense)/Benefit	(3,169)	864	—	(2,305)
Unit Exchange	3,925	—	(3,414)	511
Change in Valuation Allowance	—	—	1,795	1,795
Balance at December 31, 2011	$66,224	$3,661	$(61,050)	$8,835

The change in the Company’s deferred tax liabilities for the year ended December 31, 2011 is summarized as follows:

Total
(in thousands)
Balance at December 31, 2010	$(51)
Deferred Tax Expense	38
Balance at December 31, 2011	$(13)

As of December 31, 2012 and 2011, the net values of the liability to selling and converting shareholders were approximately $9.7 million and $11.2 million, respectively. The change in the Company’s liability to selling and converting shareholders for the years ended December 31, 2012 and 2011 is summarized as follows:

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Beginning Balance	$11,218	$9,287
Change in Liability	2,647	1,581
Unit Conversion	242	434
Tax Receivable Agreement Payments	(4,451)	(84)
Ending Balance	$9,656	$11,218

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13 — Quarterly Results of Operations (unaudited)

Unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 are summarized below:

	For the Quarter Ended 2012
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts)
	(unaudited)
Total Revenue	$19,312	$18,861	$18,339	$19,768
Operating Income	9,468	9,408	8,411	9,892
Net Income	$956	$1,263	$614	$1,007
Basic Earnings Per Share	$0.09	$0.12	$0.06	$0.10
Diluted Earnings Per Share	$0.08	$0.09	$0.06	$0.09

	For the Quarter Ended 2011
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts)
	(unaudited)
Total Revenue	$18,936	$19,950	$22,371	$21,788
Operating Income	4,092	10,254	12,055	11,453
Net Income	$369	$497	$859	$1,657
Basic Earnings Per Share	$0.03	$0.05	$0.09	$0.18
Diluted Earnings Per Share	$0.03	$0.05	$0.09	$0.11

Note 14 — Subsequent Events

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

SHAREHOLDER INFORMATION

Board of Directors

Richard S. Pzena, Chairman, Chief Executive Officer and Co-Chief Investment Officer of Pzena Investment Management, Inc.

John P. Goetz, President, Co-Chief Investment Officer of Pzena Investment Management, Inc.

William L. Lipsey, President, Head of Marketing and Client Service of Pzena Investment Management, Inc.

Steven M. Galbraith, Managing Member, Herring Creek Capital

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

Ronald W. Tysoe, Former Vice Chairman of Federated Department Stores, Inc. (now Macy’s, Inc.)

Executive Officers

Richard S. Pzena, Chief Executive Officer and Co-Chief Investment Officer

John P. Goetz, President, Co-Chief Investment Officer

William L. Lipsey, President, Head of Marketing and Client Service

Gary J. Bachman, Chief Financial Officer

Antonio DeSpirito, III, Executive Vice President

Michael D. Peterson, Executive Vice President

Corporate Headquarters

120 West 45th Street, 20th Floor
New York, N.Y. 10036
(212) 355-1600

Investor Relations

Inquiries should be directed to:

Gary J. Bachman
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