Form 10-Q
period 2013-03-31
Pzena Investment Management, Inc.
filed 2013-05-01
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of April 25, 2013, there were 12,309,729 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of April 25, 2013, there were 52,347,982 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2012.  Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  We undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Quarterly Report on Form 10-Q.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash and Cash Equivalents	$24,459	$32,645
Restricted Cash	1,031	1,030
Due from Broker	1,639	22
Advisory Fees Receivable	16,801	14,626
Investments, at Fair Value	6,967	5,170
Receivable from Related Parties	130	83
Other Receivables	536	51
Prepaid Expenses and Other Assets	893	585
Deferred Tax Asset, Net of Valuation Allowance of
$63,832 and $59,917 in 2013 and 2012, respectively	10,904	9,688
Property and Equipment, Net of Accumulated Depreciation
of $2,734 and $2,695 in 2013 and 2012, respectively	740	779
TOTAL ASSETS	$64,100	$64,679

LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$6,735	$4,305
Due to Broker	1,649	23
Liability to Selling and Converting Shareholders	9,373	9,656
Lease Liability	1,097	1,203
Deferred Compensation Liability	519	1,327
Other Liabilities	162	199
TOTAL LIABILITIES	19,535	16,713

Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares
Authorized; None Outstanding)	-	-
Class A Common Stock (Par Value $0.01; 750,000,000
Shares Authorized; 12,376,154 and 11,149,941 Shares
Issued and Outstanding in 2013 and 2012, respectively)	123	111
Class B Common Stock (Par Value $0.000001; 750,000,000
Shares Authorized; 52,190,656 and 53,482,324 Shares
Issued and Outstanding in 2013 and 2012, respectively)	-	-
Additional Paid-In Capital	11,993	11,765
Retained Earnings	2,090	2,693
Total Pzena Investment Mangement, Inc.'s Equity	14,206	14,569
Non-Controlling Interests	30,359	33,397
TOTAL EQUITY	44,565	47,966
TOTAL LIABILITIES AND EQUITY	$64,100	$64,679

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months
	Ended March 31,
	2013	2012

REVENUE	$20,842	$19,768

EXPENSES
Compensation and Benefits Expense	9,608	8,173
General and Administrative Expense	1,809	1,703
TOTAL OPERATING EXPENSES	11,417	9,876
Operating Income	9,425	9,892

OTHER INCOME/(EXPENSE)
Interest Income	27	54
Interest Expense	-	(26)
Dividend Income	29	24
Net Realized and Unrealized Gain from Investments	851	855
Change in Liability to Selling and Converting Shareholders	(1,039)	(973)
Other Income/(Expense)	(40)	105
Total Other Income/(Expense)	(172)	39
Income Before Income Taxes	9,253	9,931
Income Tax (Benefit)/Expense	(438)	246
Net Income	9,691	9,685
Less: Net Income Attributable to Non-Controlling Interests	8,522	8,678
Net Income Attributable to Pzena Investment Management, Inc.	$1,169	$1,007

Net Income for Basic Earnings per Share	$1,169	$1,007
Basic Earnings per Share	$0.10	$0.10
Basic Weighted Average Shares Outstanding	11,267,021	10,575,089

Net Income for Diluted Earnings per Share	$5,806	$5,698
Diluted Earnings per Share	$0.09	$0.09
Diluted Weighted Average Shares Outstanding (1)	66,583,836	65,326,809

Cash Dividends per Share of Class A Common Stock	$0.16	$0.19

(1) Under the "two-class method," restricted Class B units that are considered participating securities are required to be included in the computation of diluted earnings per share.

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of	Shares of
	Class A	Class B	Class A	Additional	Retained	Non-Controlling
	Common Stock	Common Stock	Common Stock	Paid-In Capital	Earnings	Interests	Total

Balance at December 31, 2012	11,149,941	53,482,324	$111	$11,765	$2,693	$33,397	$47,966
Unit Conversion	1,328,334	(1,328,334)	13	746	-	(640)	119
Amortization of Non-Cash Compensation	7,414	36,666	-	135	-	641	776
Directors' Shares	-	-	-	13	-	62	75
Net Income	-	-	-	-	1,169	8,522	9,691
Repurchase and Retirement of Class A Common Stock	(109,535)	-	(1)	(666)	-	-	(667)
Class A Cash Dividends Declared and Paid ($0.16 per share)	-	-	-	-	(1,772)	-	(1,772)
Distributions to Non-Controlling Interests	-	-	-	-	-	(11,623)	(11,623)
Balance at March 31, 2013	12,376,154	52,190,656	$123	$11,993	$2,090	$30,359	$44,565

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months
	Ended March 31,
	2013	2012

OPERATING ACTIVITIES
Net Income	$9,691	$9,685
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	39	20
Disposal of Fixed Assets	-	(55)
Non-Cash Compensation	1,294	686
Director Share Grant	75	70
Net Realized and Unrealized (Gain)/Loss from Investments	(851)	(855)
Change in Liability to Selling and Converting Shareholders	1,039	973
Deferred Income Taxes	(434)	(345)
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(2,175)	(1,447)
Due from Broker	(1,617)	(2,528)
Restricted Cash	(1)	-
Prepaid Expenses and Other Assets	(793)	69
Due to Broker	1,626	2,947
Accounts Payable, Accrued Expenses, and Other Liabilities	1,079	641
Tax Receivable Agreement Payments	(2,000)	(2,093)
Change in Lease Liability	(106)	(154)
Purchases of Investments	(33,260)	(20,835)
Proceeds from Sale of Investments	33,698	21,213
Net Cash Provided by Operating Activities	7,304	7,992

INVESTING ACTIVITIES
Purchases of Investments in Deferred Compensation Plan	(1,459)	(452)
Proceeds from Investments in Deferred Compensation Plan	78	544
Payments (to)/from Related Parties	(47)	(20)
Net Cash (Used in)/Provided By Investing Activities	(1,428)	72

FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(667)	-
Distributions to Non-Controlling Interests	(11,623)	(13,337)
Dividends	(1,772)	(2,009)
Net Cash Used in Financing Activities	(14,062)	(15,346)
NET CHANGE IN CASH	$(8,186)	$(7,282)

CASH AND CASH EQUIVALENTS - Beginning of Period	$32,645	$35,083
Net Change in Cash	(8,186)	(7,282)
CASH AND CASH EQUIVALENTS - End of Period	$24,459	$27,801

Supplementary Cash Flow Information:
In-Kind Distribution to Non-Controlling Interests of
Equity Securities, at Fair Value	$-	$371
Interest Paid	$-	$26
Income Taxes Paid	$869	$740

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

The operating company is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of March 31, 2013, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following entities as of March 31, 2013:

		Operating Company's
		Ownership at
Legal Entity	Type of Entity (Date of Formation)	March 31, 2013
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Investment Funds Trust, Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	0.0%
Pzena International Value Service, a series of Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	0.0%

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

The operating company is the managing member of Pzena International Value Fund.  As of February 1, 2011, as a result of a shift in the equity ownership of that series on that date, the operating company was considered the primary beneficiary of this series.  As a result, the series was consolidated as of February 1, 2011.  At March 31, 2013, Pzena International Value Fund’s $1.4 million in net assets were included in the Company’s consolidated statements of financial condition.

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company.  A majority of the trustees do not hold equity investments in this trust.  Since the holders of the equity investments in this partnership lack a controlling financial interest in it, this entity is deemed to be a VIE.  The Company is considered the primary beneficiary of this VIE.  At March 31, 2013, the Pzena Large Cap Value Fund’s $1.1 million in net assets were included in the Company’s consolidated statements of financial condition.

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

VIEs that are not consolidated continue to receive investment management services from the Company, and are vehicles through which the Company offers its global value and/or international (ex-U.S.) value strategies.  The total net assets of these VIEs was approximately $159.6 million and $150.9 million at March 31, 2013 and December 31, 2012, respectively.  Neither the Company nor the operating company were exposed to losses as a result of its involvement with these entities because they had no direct investment in them.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the assets under management.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned.   In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually.  Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  For the three months ended March 31, 2012, the Company recognized approximately $0.3 million in performance fee income.  Less than $0.1 million in such fees were recognized for the three months ended March 31, 2013.

Cash and Cash Equivalents:

At March 31, 2013 and December 31, 2012, cash and cash equivalents was $24.5 million and $32.6 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposit and other accounts whose balances often exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

The Company maintained compensating balances of $1.0 million at March 31, 2013 and December 31, 2012, respectively, as collateral for a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its New York office space.  Such amounts are recorded in Restricted Cash in the consolidated statements of financial condition.

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

The following table presents these instruments’ fair value at March 31, 2013:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$2,418	$-	$-
Investments in Mutual Funds	4,549	-	-
Total Fair Value	$6,967	$-	$-

    The following table presents these instruments’ fair value at December 31, 2012:
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$2,225	$-	$-
Investments in Mutual Funds	2,945	-	-
Total Fair Value	$5,170	$-	$-

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

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.  At March 31, 2013 and December 31, 2012, no allowance for doubtful accounts was deemed necessary.

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

The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At March 31, 2013, the Company had a $63.8 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock.  At December 31, 2012, the Company had a $59.9 million valuation allowance against these deferred tax assets.  The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

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

The functional currency of the Company is the United States Dollar.  The functional currency of the Company’s representative office in Australia is the Australian Dollar.  Assets and liabilities of this office are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  For the three months ended March 31, 2013 and 2012, the Company did not record any accumulated other comprehensive income.

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three
	Months Ended March 31,
	2013	2012
	(in thousands)

Cash Compensation and Other Benefits	$8,388	$7,487
Non-Cash Compensation	1,220	686
Total Compensation and Benefits Expense	$9,608	$8,173

    All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  Details of restricted Class B units and restricted shares of Class A common stock awarded during the three months ended March 31, 2013 and 2012 are as follows:

	For the Three Months Ended March 31,
	2013		2012

		Fair		Fair
	Amount	Value (1)	Amount	Value (1)
Restricted Class B Units	18,517	$5.40	53,116	$4.33
Restricted Shares of Class A Common Stock	100,000	$4.41	-	$-

(1) Represents the grant date estimated fair value per share or unit.

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

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  These deferred amounts may be invested, at the employee’s discretion, in certain third-party mutual funds, phantom operating company Class B units, or money market funds.  Amounts deferred in any calendar year reduce that year’s cash compensation expense and are both amortized and vest ratably over a four-year period commencing the following year.  As of March 31, 2013 and December 31, 2012, the liability associated with deferred compensation investment accounts was $0.5 million and $1.3 million, respectively.

For the three months ended March 31, 2013 and 2012, the Company recognized approximately $1.2 million and $0.7 million, respectively, in compensation and benefits expense associated with the amortization of all unvested operating company Class B units, option grants, and operating company phantom Class B units issued under the 2006 Equity Incentive Plan; restricted Class A common stock issued under the 2007 Equity Incentive Plan; and all unvested deferred compensation awards associated with the Bonus Plan.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of the compensation otherwise payable to the director in cash, deferred in the form of phantom shares of Class A common stock of the company.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Elections of deferred stock units result in the issuance of phantom shares of Class A common stock.  Distributions under the Director Plan shall be made in a single distribution of shares of our Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of March 31, 2013 and December 31, 2012, there were 203,052 and 147,500 phantom shares of Class A common stock outstanding, respectively.  There have been no distributions made under the Director Plan to date.

The Company issues to certain of its employees delayed-vesting cash awards.  For the three months ended March 31, 2013 and 2012 no such awards were granted.  Delayed-vesting cash awards have varying vesting schedules with $1.0 million to be paid at the end of 2013 and the remaining $0.5 million to be paid at the end of 2014.

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

As of March 31, 2013 and December 31, 2012, the Company had approximately $17.7 and $17.9 million, respectively, in unrecorded compensation expense related to unvested operating company phantom Class B units issued pursuant to its Bonus Plan; operating company Class B units, option grants, and operating company phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock issued under the 2007 Equity Incentive Plan.

Note 4 – Employee Benefit Plans

    During 2011, the operating company implemented a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For each of the three months ended March 31, 2013 and 2012, the expense recognized in connection with this plan was $0.2 million.

Note 5—Earnings per Share

Basic earnings per share is computed by dividing the Company’s net income attributable to its common stockholders by the weighted average number of shares outstanding during the reporting period.  For the three months ended March 31, 2013 and 2012,  the Company’s basic earnings per share was determined as follows:

	For the Three
	Months Ended March 31,
	2013	2012
	(in thousands, except share and
	per share amounts)

Net Income for Basic Earnings per Share	$1,169	$1,007
Basic Weighted-Average Shares Outstanding	11,267,021	10,575,089
Basic Earnings per Share	$0.10	$0.10

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

For the three months ended March 31, 2013 and 2012, the Company’s diluted net income was determined as follows:

	For the Three
	Months Ended March 31,
	2013	2012
	(in thousands)

Net Income Attributable to Non-Controlling Interests of
Pzena Investment Management, LLC	$8,114	$8,209
Less: Assumed Corporate Income Taxes	3,477	3,518
Assumed After-Tax Income of Pzena Investment Management, LLC	4,637	4,691
Net Income of Pzena Investment Management, Inc.	1,169	1,007
Diluted Net Income	$5,806	$5,698

Under the two-class method of computing diluted earnings per share, diluted earnings per share is calculated by dividing net income for diluted earnings per share by the weighted average number of common shares outstanding during the period, plus the dilutive effect of any potential common shares outstanding during the period using the more dilutive of the treasury method or two-class method.  The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared and undistributed earnings for the period.  The Company’s net income for diluted earnings per share is reduced by the amount allocated to participating restricted Class B units for purposes of calculating earnings per share.  Dividend equivalent distributions paid per share on the operating company’s unvested restricted Class B units are equal to the dividends paid per Company Class A common stock.

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

For the three months ended March 31, 2013 and 2012, the Company’s diluted earnings per share were determined as follows:

	For the Three
	Months Ended March 31,
	2013	2012
	(in thousands, except share and
	per share amounts)

Diluted Net Income Allocated to:
Class A Common Stock	$5,792	$5,676
Participating Class B Restricted Units	14	22
Total Diluted Net Income Attributable to Shareholders	$5,806	$5,698

Basic Weighted-Average Shares Outstanding	11,267,021	10,575,089
Dilutive Effect of Operating Company B Units	53,356,638	53,977,055
Dilutive Effect of Options (1)	722,864	519,448
Dilutive Effect of Phantom Operating Company Class B Units & Class A Common Stock	1,060,281	9,730
Dilutive Effect of Restricted Shares of Class A Common Stock (2)	19,706	-
Dilutive Weighted-Average Shares Outstanding	66,426,510	65,081,322
Add: Participating Restricted Operating Company Class B Units (3)	157,326	245,487
Total Dilutive Weighted-Average Shares Outstanding	66,583,836	65,326,809

Diluted Earnings per Share	$0.09	$0.09

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
(3) Restricted Class B Units granted to employees have nonforfeitable rights to dividend equivalent distributions and therefore participate fully in the results of the operating company's operations from the date they are granted. They are included in the computation of diluted earnings per share using the two-class method for participating securities.

    For the three months ended March 31, 2013 and 2012, the following options to purchase operating company Class B units, options to purchase shares of Class A common stock, phantom operating company Class B units, phantom shares of Class A common stock, restricted shares of Class A common stock were excluded from the calculation of diluted net income per share, as their inclusion would have had an antidilutive effect for the respective periods:

	For the Three
	Months Ended March 31,
	2013	2012

Options to Purchase Operating Company Class B Units	2,916,215	2,079,646
Options to Purchase Class A Common Stock	885,728	961,750
Phantom Operating Company Class B Units & Class A Common Stock	3,421,525	73,572
Restricted Class A Common Stock	79,586	-
Total	7,303,054	3,114,968

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit.  As of March 31, 2013, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 19.1% and 80.9%, respectively, of the economic interests in the operations of the business. As of December 31, 2012, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 17.2% and 82.8%, respectively, of the economic interests in the operations of the business.

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

On March 20, 2013, and August 31, 2012, certain of the operating company’s members exchanged an aggregate of 1,328,334 and 722,521, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock.  These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

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

During the three months ended March 31, 2013, the Company purchased and retired 109,535 shares of Class A common stock under the current repurchase authorization at an average price per share of $6.08.   During the three months ended March 31, 2013, the Company did not purchase any Class B units of the operating company. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Three
	Months Ended March 31,
	2013	2012
	(in thousands)

Non-Controlling Interests of Pzena Investment Management, LLC	$8,114	$8,209
Non-Controlling Interests of Consolidated Investment Partnerships	408	469
Non-Controlling Interests	$8,522	$8,678

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals made by the Company’s consolidated subsidiaries.

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

Note 8—Investments, at Fair Value

Investments in equity securities consisted of the following at March 31, 2013:

		Unrealized
	Cost	Gain/(Loss)	Fair Value
	(in thousands)

Equity Securities	$2,040	$378	$2,418
Investments in Mutual Funds	3,943	606	4,549
Total	$5,983	$984	$6,967

    Investments in equity securities consisted of the following at December 31, 2012:

		Unrealized
	Cost	Gain/(Loss)	Fair Value
	(in thousands)

Equity Securities	$1,988	$237	$2,225
Investments in Mutual Funds	2,561	384	2,945
Total	$4,549	$621	$5,170

Note 9—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	March 31,	December 31,
	2013	2012
	(in thousands)

Leasehold Improvements	$1,219	$1,219
Computer Hardware	982	982
Furniture and Fixtures	788	788
Office Equipment	271	271
Computer Software	214	214
Total	3,474	3,474
Less: Accumulated Depreciation and Amortization	(2,734)	(2,695)
Total	$740	$779

    Depreciation is included in general and administrative expense and totaled approximately $0.1 million for each of the three months ended March 31, 2013 and 2012.

Note 10—Related Party Transactions

For the three months ended March 31, 2013 and 2012, the Company earned $0.4 million and $0.5 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company.  The Company is not the primary beneficiary of these VIEs.

At both March 31, 2013 and December 31, 2012, the Company had approximately $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in Receivable from Related Parties on the consolidated statements of financial condition.  The Company is the sponsor and investment manager of this entity.

At March 31, 2013 and December 31, 2012, Receivables from Related Parties included approximately $0.1 million of loans to employees.

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

The operating company manages the personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its two Executive Vice Presidents.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages the personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds.   In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.1 million for each of the three months ended March 31, 2013 and 2012.  The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was less than $0.1 million for each of the three months ended March 31, 2013 and 2012.

Note 11—Commitments and Contingencies

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

Lease expenses were $0.3 million for each of the three months ended March 31, 2013 and 2012 and are included in General and Administrative expense.

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

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

The components of the income tax expense are as follows:

	For the Three
	Months Ended March 31,
	2013	2012
	(in thousands)

Current Provision:
Unincorporated Business Taxes (1)	$(4)	$591
Local Corporate Tax	-	-
State Corporate Tax	-	-
Federal Corporate Tax	-	-
Total Current Provision	$(4)	$591

Deferred Provision:
Unincorporated Business Taxes (1)	$58	$42
Local Corporate Tax	83	77
State Corporate Tax	147	136
Federal Corporate Tax	503	469
Total Deferred Provision	$791	$724

Change in Valuation Allowance	(1,225)	(1,069)

Total Income Tax (Benefit)/Expense	$(438)	$246
(1) During March 2013, the operating company recognized a $0.6 million tax benefit associated with the amendment of prior year tax returns to change the methodology for state and local receipts.

    The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.  It is the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax Expense/(Benefit) on the consolidated statement of operations.  For the three months ended March 31, 2013 and 2012, no such expenses were recognized.  As of March 31, 2013 and December 31, 2012, no such accruals were recorded.

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

As discussed in Note 6, Shareholders’ Equity, on March 20, 2013 and August 31, 2012, certain of the operating company’s members exchanged an aggregate of 1,328,334 and 722,521, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock.  The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $5.9 million deferred tax asset and corresponding $5.0 million liability on March 20, 2013 and a $2.2 million deferred tax asset and a corresponding $1.9 million liability on August 31, 2012.   The Company assessed the realizability of the deferred tax asset associated with each of these exchanges and determined that a portion of each of their benefits would go unutilized.  Consequently, the Company established a $5.1 million and $1.9 million valuation allowance on March 20, 2013 and August 31, 2012, respectively, to reduce the deferred tax asset to an amount more likely than not to be realized.  These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders by $4.4 million and $1.6 million at March 20, 2013 and August 31, 2012, respectively, to reflect this change in the estimated realization of these assets.  As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

Pzena Investment Management, Inc.
Unaudited Notes to Consolidated Financial Statements (Continued)

    During the three months ended March 31, 2013 and 2012, after giving effect to the exchanges discussed earlier, the Company’s valuation allowance was reduced by approximately $1.2 million and $1.1 million, respectively, due to revised estimates of future taxable income.  To reflect this change in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $1.0 million for each of the three months ended March 31, 2013 and 2012.  The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.  As of March 31, 2013 and December 31, 2012, the net values of all deferred tax assets were approximately $10.9 million and $9.7 million, respectively.

    The change in the Company’s deferred tax assets, net of valuation allowance, for the three months ended March 31, 2013 is summarized as follows:

			Valuation
	Section 754	Other	Allowance	Total
	(in thousands)

Balance at December 31, 2012	$65,069	$4,536	$(59,917)	$9,688
Deferred Tax (Expense)/Benefit	(907)	103	-	(804)
Unit Exchange	5,935	-	(5,140)	795
Change in Valuation Allowance	-	-	1,225	1,225
Balance at March 31, 2013	$70,097	$4,639	$(63,832)	$10,904

    The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the three months ended March 31, 2013, is summarized as follows:

Total
(in thousands)

Balance at December 31, 2012	$(59)
Deferred Tax Expense	14
Balance at March 31, 2013	$(45)

    The change in the Company’s deferred tax assets, net of valuation allowance, for the three months ended March 31, 2012 is summarized as follows:

			Valuation
	Section 754	Other	Allowance	Total
	(in thousands)

Balance at December 31, 2011	$66,224	$3,661	$(61,050)	$8,835
Deferred Tax (Expense)/Benefit	(823)	158	-	(665)
Change in Valuation Allowance	-	-	1,069	1,069
Balance at March 31, 2012	$65,401	$3,819	$(59,981)	$9,239

    The change in the Company’s deferred tax liabilities for the three months ended March 31, 2012 is summarized as follows:

Total
(in thousands)

Balance at December 31, 2011	$(13)
Deferred Tax Expense	(59)
Balance at March 31, 2012	$(72)

Note 13—Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.  This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At March 31, 2013, our assets under management, or AUM, was $19.5 billion.  We manage separate accounts on behalf of institutions and high net worth individuals, and act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of March 31, 2013, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 19.1% and 80.9%, respectively, of the economic interests in the operations of our business.

Non-GAAP Net Income

Our results for the three months ended March 31, 2013 and 2012 included recurring adjustments related to the Company’s tax receivable agreement and the associated liability to its selling and converting shareholders.  We believe that these accounting adjustments add a measure of non-operational complexity which partially obscures the underlying performance of our business.  In evaluating our financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $5.6 million and $0.08, respectively, for the three months ended March 31, 2013 and $5.6 million and $0.09, respectively, for three months ended March 31, 2012.  GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of other adjustments, the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.  Our effective tax rate, exclusive of these adjustments, was approximately 42.8% for each of the three months ended March 31, 2013 and 2012.  See “Operating Results - Income Tax Expense” below.

We use these non-GAAP measures to assess the strength of the underlying operations of the business. We believe that these adjustments, and the non-GAAP measures derived from them, provide information to better analyze our operations between periods, and over time. We also use non-GAAP net income as one factor in determining the amount of dividends we pay.  See “Dividend Policy” below.  Investors should consider these non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Three
	Months Ended March 31,
	2013	2012
	(In thousands, except share and
	per share data)

GAAP Net Income	$1,169	$1,007
Net Effect of Tax Receivable Agreement	(186)	(96)
Non-GAAP Net Income	$983	$911

GAAP Net Income Attributable to Non-Controlling Interest
of Pzena Investment Management, LLC	$8,114	$8,209
Less: Assumed Corporate Income Taxes	3,477	3,518
Assumed After-Tax Income of Pzena Investment Management, LLC	4,637	4,691
Non-GAAP Net Income of Pzena Investment Management, Inc.	983	911
Non-GAAP Diluted Net Income	$5,620	$5,602

Non-GAAP Diluted Earnings Per Share Attributable to
Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$5,620	$5,602
Non-GAAP Diluted Earnings Per Share	$0.08	$0.09
Non-GAAP Diluted Weighted-Average Shares Outstanding	66,583,836	65,326,809

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

Non-Controlling Interests

Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence.  We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As a result, our income is generated by our economic interest in our operating company’s net income.  As of March 31, 2013, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 19.1% and 80.9%, respectively, of the economic interests in the operations of the business.

Operating Results

Assets Under Management and Flows

As of March 31, 2013, our approximately $19.5 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The performance of our largest investment strategies as of March 31, 2013 is further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our six largest investment strategies from their inception to March 31, 2013, and in the five-year, three-year, and one-year periods ended March 31, 2013, relative to the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy.

	Period Ended March 31, 2013(1)
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Focused Value (October 2000)
Annualized Gross Returns	5.7%	4.4%	9.6%	14.9%
Annualized Net Returns	5.2%	3.9%	9.2%	14.4%
Russell 1000® Value Index	5.2%	4.9%	12.7%	18.8%
Global Focused Value (January 2004)
Annualized Gross Returns	3.8%	0.3%	6.5%	13.5%
Annualized Net Returns	3.0%	(0.4)%	5.8%	12.8%
MSCI World(SM) Index—Net/U.S.$(2)	5.7%	2.2%	8.5%	11.8%
Large Cap Expanded Value (July 2012)
Annualized Gross Returns	22.8%	—	—	—
Annualized Net Returns	22.7%	—	—	—
Russell 1000® Value Index	21.4%	—	—	—
International (ex-U.S) Expanded Value (November 2008)
Annualized Gross Returns	14.7%	—	6.3%	13.0%
Annualized Net Returns	14.4%	—	6.0%	12.7%
MSCI EAFE® Index—Net/U.S.$(2)	10.3%	—	5.0%	11.3%
Focused Value (January 1996)
Annualized Gross Returns	10.5%	5.2%	11.1%	16.6%
Annualized Net Returns	9.7%	4.5%	10.4%	15.9%
Russell 1000® Value Index	8.3%	4.9%	12.7%	18.8%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	14.1%	12.6%	13.2%	21.4%
Annualized Net Returns	12.8%	11.5%	12.1%	20.2%
Russell 2000® Value Index	9.9%	7.3%	12.1%	18.1%

(1)	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

(2)	Net of applicable withholding taxes and presented in U.S. $.

Large Cap Focused Value.  We screen a universe of the 500 largest U.S. listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in October 2000. At March 31, 2013, the Large Cap Focused Value strategy generated a one-year annualized gross return of 14.9%, underperforming its benchmark. The main drivers of this underperformance were certain holdings in the consumer discretionary and energy sectors and an underweight position in the utilities sector, partially offset by our exposure to the generally strong financial services sector and the portfolio’s housing-related holdings.

Global Focused Value.  We screen a universe of the 1,500 largest non U.S. listed companies, based on market capitalization, and the 500 largest U.S. listed companies, based on market capitalization, to build a portfolio generally consisting of 40 to 60 stocks. We launched this strategy in January 2004. At March 31, 2013, the Global Focused Value strategy generated a one-year annualized gross return of 13.5%, outperforming its benchmark.  The portfolio’s top contributors to relative performance were certain stocks within the industrials and materials sectors, partially offset by the portfolio’s overweight position in energy and underweight position in consumer staples.

Large Cap Expanded Value.  We screen a universe of the 500 largest U.S. listed companies, based on market capitalization, to build a portfolio generally consisting of 50 to 80 stocks. We launched this strategy in July 2012. At March 31, 2013, the Large Cap Expanded Value strategy generated a gross return of 22.8% since inception, outperforming its benchmark.  This outperformance was driven primarily by the financial services sector and the portfolio’s housing-related holdings, partially offset by certain holdings in the consumer discretionary and energy sectors.

International (ex-U.S.) Expanded Value.  We screen a universe of the 1,500 largest non-U.S. listed companies, based on market capitalization, to build a portfolio generally consisting of 60 to 80 stocks. We launched this strategy in November 2008. At March 31, 2013, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of 13.0%, outperforming its benchmark. The largest contributors to this outperformance were stock selection within the industrials, consumer discretionary and materials sectors, partially offset by certain holdings in the financials and information technology sectors and an underweight position in consumer staples.

Focused Value.  We screen a universe of the 1,000 largest U.S. listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in January 1996. At March 31, 2013, the Focused Value strategy generated a one-year annualized gross return of 16.6%, underperforming its benchmark. This underperformance was driven primarily by certain holdings in the consumer discretionary sector and investment exposure to the technology sector, partially offset by certain holdings in the financial services and the portfolio’s housing related holdings.

Small Cap Focused Value.  We screen a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization, to build a portfolio generally consisting of 40 to 50 stocks. We launched this strategy in January 1996. At March 31, 2013, the Small Cap Focused Value strategy generated a one-year annualized gross return of 21.4%, outperforming its benchmark. This outperformance was driven primarily by our investment exposure to the residential housing industry included in various sectors offset slightly by our exposure to the commercial construction industry in the producer durables sector.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional accounts and our retail accounts for the three months ended March 31, 2013 and 2012, and the twelve months ended March 31, 2013 and 2012 is described below.  Inflows are composed solely of the investment of new or additional assets by new or existing clients.  Outflows consist solely of redemptions of assets by existing clients.

	For the Three		For the Twelve
	Months Ended March 31,		Months Ended March 31,
Assets Under Management	2013	2012	2013	2012
	(in billions)
Institutional Accounts
Assets
Beginning of Period	$11.2	$11.3	$12.2	$13.0
Inflows	0.4	0.1	1.0	1.8
Outflows	(0.5)	(0.8)	(2.6)	(2.5)
Net Flows	(0.1)	(0.7)	(1.6)	(0.7)
Market Appreciation/(Depreciation)	1.1	1.6	1.6	(0.1)
End of Period	$12.2	$12.2	$12.2	$12.2

Retail Accounts
Assets
Beginning of Period Assets	$5.9	$2.2	$2.5	$3.3
Inflows	0.8	0.1	4.6	0.8
Outflows	(0.2)	(0.2)	(0.9)	(1.5)
Net Flows	0.6	(0.1)	3.7	(0.7)
Market Appreciation/(Depreciation)	0.8	0.4	1.1	(0.1)
End of Period	$7.3	$2.5	$7.3	$2.5

Total
Assets
Beginning of Period	$17.1	$13.5	$14.7	$16.3
Inflows	1.2	0.2	5.6	2.6
Outflows	(0.7)	(1.0)	(3.5)	(4.0)
Net Flows	0.5	(0.8)	2.1	(1.4)
Market Appreciation/(Depreciation)	1.9	2.0	2.7	(0.2)
End of Period	$19.5	$14.7	$19.5	$14.7

     The following table describes the allocation of our AUM among our investment strategies, as of March 31, 2013 and 2012:
	AUM at March 31,
Investment Strategy	2013	2012
	(in billions)

U.S. Value Strategies (1)	$12.8	$8.2
Global Value Strategies (1)	4.4	4.3
Non-U.S. Value Strategies	2.3	2.2
Total	$19.5	$14.7

(1) During 2013, approximately $0.1 billion of previously reported assets under management in U.S. Value
Strategies has been reclassified to Global Value Strategies. Historical information has been reclassified for all periods presented.

    At March 31, 2013, we managed $12.2 billion in institutional accounts and $7.3 billion in retail accounts, for a total of $19.5 billion in assets.  For the three months ended March 31, 2013, we experienced market appreciation of $1.9 billion and total gross inflows of $1.2 billion, which were partially offset by total gross outflows of $0.7 billion.  Assets in institutional accounts increased by $1.0 billion, or 8.9%, from $11.2 billion at December 31, 2012, due to $1.1 billion in market appreciation and $0.4 billion in gross inflows, partially offset by $0.5 billion in gross inflows. Assets in retail accounts increased by $1.4 billion, or 23.7%, from $5.9 billion at December 31, 2012 as a result of $0.8 billion in market appreciation and $0.8 billion in gross inflows, partially offset by $0.2 billion in gross outflows.

    At March 31, 2012, we managed $12.2 billion in institutional accounts and $2.5 billion in retail accounts, for a total of $14.7 billion in assets. For the three months ended March 31, 2012, we experienced total gross outflows of $1.0 billion, which were offset by $2.0 billion in market appreciation and total gross inflows of $0.2 billion. For the three months ended March 31, 2012, assets in institutional accounts increased by $0.9 billion, or 8.0%, due to $1.6 billion in market appreciation and $0.1 billion in gross inflows, partially offset by $0.8 billion in gross outflows. Assets in retail accounts increased by $0.3 billion, or 13.6%, as a result of $0.4 billion in market appreciation and $0.1 billion in gross inflows, partially offset by $0.2 billion in gross outflows.

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

Revenues

    Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three months ended March 31, 2013 and 2012 is described below:

	For the Three
	Months Ended March 31,
Revenue	2013	2012
	(in thousands)

Institutional Accounts	$16,540	$17,350
Retail Accounts	4,302	2,418
Total	$20,842	$19,768

    Our total revenue increased by $1.0 million, or 5.4%, to $20.8 million for the three months ended March 31, 2013, from $19.8 million for the three months ended March 31, 2012.  This change was driven primarily by an increase in our weighted average AUM, partially offset by a $0.3 million decrease in performance fees recognized during the three months ended March 31, 2013.  Total weighted average AUM was $18.5 billion and $14.3 billion for the three months ended March 31, 2013 and 2012, respectively.  To the extent that we experience further shifts in weighted average AUM, our revenue could be affected.

    Our weighted average fees were 0.450% and 0.552% for the three months ended March 31, 2013 and 2012, respectively. This decrease was primarily due to the increase in our weighted average AUM combined with the decrease in performance fees recognized during the three months ended March 31, 2013.  Our tiered fee schedules typically charge lower rates as account size increases.  Weighted average assets in institutional accounts were relatively flat for the three months ended March 31, 2013, from the three months ended March 31, 2012 and had weighted average fees of 0.558% and 0.581% for the three months ended March 31, 2013 and 2012, respectively.  Weighted average fee rates decreased primarily due to a decrease in performance fees recognized during the three months ended March 31, 2013 as well as asset flows in our institutional U.S. Value strategies.  Weighted average assets in retail accounts increased $4.3 billion to $6.7 billion for the three months ended March 31, 2013, from $2.4 billion for the three months ended March 31, 2012, and had weighted average fees of 0.258% and 0.406% for the three months ended March 31, 2013 and 2012, respectively.  Retail weighted average fee rates decreased due to the increase in weighted average assets under management primarily associated with the large inflow representing the Company’s assignment to manage 28% of the Vanguard Windsor Fund as of the beginning of August 2012.

Expenses

    Our operating expense is driven primarily by our compensation costs.  The table below describes the components of our operating expense for the three months ended March 31, 2013 and 2012.

	For the Three
	Months Ended March 31,
	2013	2012
	(in thousands)

Cash Compensation and Other Benefits	$8,388	$7,487
Other Non-Cash Compensation	1,220	686
Total Compensation and Benefits Expense	9,608	8,173
General and Administrative Expense	1,809	1,703
Total Operating Expenses	$11,417	$9,876

    Total operating expense increased by $1.5 million, or 15.6%, to $11.4 million for the three months ended March 31, 2013, from $9.9 million for the three months ended March 31, 2012.  This increase was primarily attributable to our compensation expenses.

    Compensation and benefits expense increased by $1.4 million, or 17.6%, to $9.6 million for the three months ended March 31, 2013, from $8.2 million for the three months ended March 31, 2012.  This increase was primarily attributable to an expense of $0.6 million associated with severance charges recognized during the three months ended March 31, 2013 and an increase in discretionary bonus amounts during the three months ended March 31, 2013.  The $0.9 million increase in cash compensation is primarily due to the severance charge recognized during the first quarter of 2013 and an increase in bonus accrual.  The $0.5 million increase in other non-cash compensation was primarily due to amortization associated with previously issued awards.  We would expect non-cash compensation expense in subsequent periods to depend on the size and composition of awards granted under our equity incentive plans.

    General and administrative expenses were relatively flat year-over-year, increasing $0.1 million, to $1.8 million for the three months ended March 31, 2013, from $1.7 million for the three months ended March 31, 2012.

Other Income/(Expense)

    Other income/(expense) was an expense of $0.2 million for the three months ended March 31, 2013, and consisted primarily of $1.0 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.9 million of net realized and unrealized gains from investments.  Other income/(expense) was income of less than $0.1 million for the three months ended March 31, 2012, and consisted primarily of $0.9 million of net realized and  unrealized gains from investments and $0.2 million in interest, dividend and other income.  This was partially offset by $1.0 million in expense related to adjustment to our liability to our selling and converting shareholders.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Income Tax Expense

    Our results for the three months ended March 31, 2013 and 2012 included the effects of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.  Our effective corporate tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was 42.7% and 42.8% for the three months ended March 31, 2013 and 2012, respectively.   Results for the three months ended March 31, 2013 also reflect a $0.6 million tax benefit recognized by our operating company associated with the amendment of prior year tax returns to change the methodology for state and local receipts.

    Non-GAAP income before corporate income taxes used to calculate our income before income taxes for the three months ended March 31, 2013 and 2012 are as follows:

	For the Three
	Months Ended March 31,
	2013	2012
	(in thousands)

Income Before Income Taxes	$9,253	$9,931
Change in Liability to Selling and Converting Shareholders	1,039	973
Unincorporated Business Taxes(1)	(54)	(633)
Net Income Attributable to Non-Controlling Interests	(8,522)	(8,678)
Non-GAAP Income Before Corporate Taxes	$1,716	$1,593

(1) During March 2013, the operating company recognized a $0.6 million tax benefit associated with the amendment of prior year tax returns to change the methodology for state and local receipts.

    Our non-GAAP effective corporate tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was determined as follows:

	For the Three Months Ended March 31,
	2013		2012
		% of Non-		% of Non-
		GAAP Pre-tax		GAAP Pre-tax
	Tax	Income	Tax	Income
	(in thousands)		(in thousands)

Federal Corporate Tax	$583	34.0%	$542	34.0%
State and Local Taxes, Net of Federal Benefit	152	8.8%	140	8.8%
Other Adjustments	(2)	(0.1)%	-	0.0%
Non-GAAP Effective Taxes	$733	42.7%	$682	42.8%

    Income tax (benefit)/expense were a tax benefit of $0.4 million for the three months ended March 31, 2013 and an expense of $0.2 million for the three months ended March 31, 2012.  The three months ended March 31, 2013 and 2012 income tax (benefit)/expense included $1.2 million and $1.1 million, respectively, of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset related to our tax receivable agreement.  Exclusive of these adjustments, the remaining income tax expense for the three months ended March 31, 2013 consisted of $0.1 million in operating company unincorporated business taxes and $0.7 million of corporate income taxes.  On a similar basis, the remaining income tax expense for the three months ended March 31, 2012 consisted of $0.6 million of operating company unincorporated business taxes and $0.7 million of corporate income taxes.  The decrease in these taxes is attributable primarily to an increase in taxable income offset by the effect of the unincorporated business tax benefit recognized by the operating company.  A comparison of the GAAP effective tax rates for the three months ended March 31, 2013 and 2012 is not meaningful due to the valuation allowance adjustments.

Net Income Attributable to Non-Controlling Interests

    Net income attributable to non-controlling interests was $8.5 million for the three months ended March 31, 2013, and consisted of $8.1 million associated with our employees’ and outside investors’ approximately 82.6% weighted average interest in the income of the operating company, and approximately $0.4 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships.  Net income attributable to non-controlling interests was $8.7 million for the three months ended March 31, 2012, and consisted of $8.2 million associated with our employees’ and outside investors’ approximately 83.6% weighted average interest in the income of the operating company, and approximately $0.5 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships.  The change in net income attributable to non-controlling interests reflects primarily the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We would expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

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

    At March 31, 2013, our cash and cash equivalents was $24.5 million, inclusive of $3.3 million in cash held by our consolidated subsidiaries.  Advisory fees receivable was $16.8 million. We also had approximately $4.5 million in mutual fund investments and $1.0 million in our cash and cash equivalents set aside to satisfy our obligations under our deferred compensation program.

    We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations.  As an investment management firm, our business has been materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended March 31, 2013, our weighted average AUM and revenues increased by 29.4% and 5.4%, respectively, compared to our weighted average AUM and revenues for the three months ended March 31, 2012.

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

Cash Flows

    Cash and Cash Equivalents decreased $8.2 million to $24.5 million during the three months ended March 31, 2013 compared to a $7.3 million decrease in cash to $27.8 million during the three months ended March 31, 2012.  Net cash provided by operating activities decreased $0.7 million in the three months ended March 31, 2013 to $7.3 million from $8.0 million in the three months ended March 31, 2012.  The decrease was primarily due to changes in operating assets and liabilities and working capital.

    Net cash used in investing activities was $1.4 million for the three months ended March 31, 2013 compared to net cash provided by investing activities of $0.1 million for the three months ended March 31, 2012.  The $1.5 million increase in cash used was primarily attributable to a $1.0 million increase in purchases from investments in deferred compensation and a $0.5 decrease in proceeds from sales from investments in our deferred compensation plan during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

    Net cash used in financing activities decreased $1.2 million for the three months ended March 31, 2013 to $14.1 million from $15.3 million for the three months ended March 31, 2012.  This decrease is primarily due to the a decrease in the dividend payments made in March of 2013 compared to March of 2012, partially offset by the repurchase and retirement of Class A common stock, during the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

    We did not have any off-balance sheet arrangements as of March 31, 2013.

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

    We believe that the accounting estimate related to the $63.8 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we are not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

Recently Issued Accounting Pronouncements

    We have reviewed all recently issued accounting pronouncements that are applicable to our business and to the preparation of our consolidated financial statements, including those not yet required to be adopted.  We do not believe any such pronouncements will have a material effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

    Our exposure to market risk is directly related to our role as investment adviser for the institutional separate accounts we manage and the retail clients for which we act as sub-investment adviser.  As noted in Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013, we could experience declines in AUM due to, among other factors, poor performance of our investment strategies or a general economic downturn. These conditions could lead to declines in revenue and profitability, and there can be no assurance that there will not be declines in our AUM, revenue and profitability in the future. An economic downturn, and volatility in the global financial markets, could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.

    Our revenue for the three months ended March 31, 2013 and 2012 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

    We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of marketable securities and investments in mutual funds.  At March 31, 2013, the fair value of these marketable securities and investments in mutual funds was $2.4 million and $4.5 million, respectively.  Assuming a 10% increase or decrease, the fair value would have increased or decreased by $0.2 million and $0.5 million, respectively, at March 31, 2013.

Interest Rate Risk

    Since the Company does not have any debt that bears interest at a variable rate, it does not have any direct exposure to interest rate risk at March 31, 2013.

Item 4.   Controls and Procedures.

    During the course of their review of our consolidated financial statements as of March 31, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

    There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

    In January, 2013, we issued an aggregate of 18,517 Class B units of our operating company, and the corresponding 18,517 shares of Class B common stock in connection with a new employee member grant.

    The issuance did not involve any public offering, general advertising or general solicitation. The certificate representing the securities bears a restrictive legend. On the basis of these facts, the securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

    The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended March 31, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(in millions)

January 1, 2013 through January 31, 2013	60,644	$5.82	60,644	$8.7
February 1, 2013 through February 28, 2013	29,629	6.38	29,629	8.5
March 1, 2013 through March 31, 2013	19,262	6.44	19,262	8.4
Total	109,535	$6.08	109,535	$8.4

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
(2) During the three months ended March 31, 2013, the Company did not purchase any Class B units of the operating company.

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
101
Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 1, 2013

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer

By:	/s/ GARY J. BACHMAN
	Name:	Gary J. Bachman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)