Form 10-Q
period 2013-09-30
Pzena Investment Management, Inc.
filed 2013-11-01
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of October 31, 2013, there were 12,148,057 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.
As of October 31, 2013, there were 52,347,732 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and Cash Equivalents	$34,962	$32,645
Restricted Cash	1,031	1,030
Due from Broker	232	22
Advisory Fees Receivable	19,900	14,626
Investments, at Fair Value	7,237	5,170
Receivable from Related Parties	126	83
Other Receivables	565	51
Prepaid Expenses and Other Assets	758	585
Deferred Tax Asset, Net of Valuation Allowance of $54,353 and $59,917 in 2013 and 2012, respectively	13,254	9,688
Property and Equipment, Net of Accumulated Depreciation of $2,798 and $2,695 in 2013 and 2012, respectively	829	779
TOTAL ASSETS	$78,894	$64,679
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$14,577	$4,305
Due to Broker	64	23
Liability to Selling and Converting Shareholders	12,859	9,656
Lease Liability	884	1,203
Deferred Compensation Liability	1,649	1,327
Other Liabilities	135	199
TOTAL LIABILITIES	30,168	16,713
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 12,177,202 and 11,149,941 Shares Issued and Outstanding in 2013 and 2012, respectively)	120	111
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 52,190,656 and 53,482,324 Shares Issued and Outstanding in 2013 and 2012, respectively)	—	—
Additional Paid-In Capital	10,548	11,765
Retained Earnings	4,578	2,693
Total Pzena Investment Mangement, Inc.'s Equity	15,246	14,569
Non-Controlling Interests	33,480	33,397
TOTAL EQUITY	48,726	47,966
TOTAL LIABILITIES AND EQUITY	$78,894	$64,679

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE	$24,046	$18,861	$67,020	$56,968
EXPENSES
Compensation and Benefits Expense	9,100	7,689	27,622	23,874
General and Administrative Expense	1,995	1,764	5,747	5,383
Total Operating Expenses	11,095	9,453	33,369	29,257
Operating Income	12,951	9,408	33,651	27,711
OTHER INCOME/(EXPENSE)
Interest Income	30	51	84	146
Interest Expense	—	—	—	(26)
Dividend Income	52	43	168	101
Net Realized and Unrealized Gain/ (Loss) from Investments	498	395	1,763	1,061
Change in Liability to Selling and Converting Shareholders	(3,257)	(1,684)	(4,525)	(2,342)
Other (Expense)	(71)	(44)	(159)	(11)
Total Other Income/ (Expense)	(2,748)	(1,239)	(2,669)	(1,071)
Income Before Income Taxes	10,203	8,169	30,982	26,640
Income Tax (Benefit)/ Expense	(2,084)	(827)	(1,288)	953
Net Income	12,287	8,996	32,270	25,687
Less: Net Income Attributable to Non-Controlling Interests	10,331	7,733	27,879	22,803
Net Income Attributable to Pzena Investment Management, Inc.	$1,956	$1,263	$4,391	$2,884

Net Income for Basic Earnings per Share	$1,956	$1,263	$4,391	$2,884
Basic Earnings per Share	$0.16	$0.12	$0.37	$0.27
Basic Weighted Average Shares Outstanding	12,209,978	10,780,603	11,934,142	10,640,878

Net Income for Diluted Earnings per Share	$7,866	$5,562	$20,129	$15,594
Diluted Earnings per Share	$0.12	$0.09	$0.30	$0.24
Diluted Weighted Average Shares Outstanding[1]	66,714,033	65,404,610	66,610,381	65,382,457

Cash Dividends per Share of Class A Common Stock	$0.03	$0.03	$0.22	$0.25
1 Under the "two-class method," restricted Class B units that are considered participating securities are required to be included in the computation of diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2012	11,149,941	53,482,324	$111	$11,765	$2,693	$33,397	$47,966
Unit Conversion	1,328,334	(1,328,334)	13	746	—	(640)	119
Amortization of Non-Cash Compensation	7,414	36,666	—	403	—	1,781	2,184
Directors' Shares	45,818	—	—	47	—	207	254
Net Income	—	—	—	—	4,391	27,879	32,270
Repurchase and Retirement of Class A Common Stock	(354,305)	—	(4)	(2,209)	—	—	(2,213)
Repurchase and Retirement of Class B Unit Options	—	—	—	(14)		(57)	(71)
Class A Cash Dividends Declared and Paid ($0.22 per share)	—	—	—	—	(2,506)	—	(2,506)
Contributions from Non-Controlling Interests	—	—	—	—	—	128	128
Distributions to Non-Controlling Interests	—	—	—	—	—	(29,405)	(29,405)
Other	—	—	—	(190)		190	—
Balance at September 30, 2013	12,177,202	52,190,656	$120	$10,548	$4,578	$33,480	$48,726

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
OPERATING ACTIVITIES
Net Income	$12,287	$8,996	$32,270	$25,687
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	47	56	124	171
Disposal of Fixed Assets	—	—	—	(93)
Non-Cash Compensation	1,313	722	3,832	2,073
Director Share Grant	104	70	254	210
Net Realized and Unrealized (Gain) from Investments	(498)	(395)	(1,763)	(1,061)
Change in Liability to Selling and Converting Shareholders	3,257	1,684	4,525	2,342
Deferred Income Taxes	(2,881)	(1,440)	(2,788)	(829)
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(1,526)	(184)	(5,274)	103
Due from Broker	(147)	(1,769)	(210)	(3,287)
Restricted Cash	—	—	(1)	—
Prepaid Expenses and Other Assets	(121)	144	(687)	200
Due to Broker	(4)	326	41	1,741
Accounts Payable, Accrued Expenses, and Other Liabilities	4,506	3,831	8,898	8,088
Tax Receivable Agreement Payments	—	—	(2,000)	(2,093)
Change in Lease Liability	(107)	(153)	(319)	(460)
Purchases of Investments	(10,235)	(24,861)	(63,441)	(56,284)
Proceeds from Sale of Investments	11,843	24,780	64,545	56,735
Net Cash Provided by Operating Activities	17,838	11,807	38,006	33,243
INVESTING ACTIVITIES
Purchases of Investments in Deferred Compensation Plan	(24)	(30)	(1,483)	(492)
Proceeds from Investments in Deferred Compensation Plan	—	—	78	544
Payments from/ (to) Related Parties	5	(61)	(43)	(95)
Purchase of Property and Equipment	(169)	(3)	(174)	(4)
Net Cash (Used in)/Provided by Investing Activities	(188)	(94)	(1,622)	(47)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(529)	(127)	(2,213)	(252)
Repurchase and Retirement of Class B Unit Options	—	(15)	(71)	(15)
Distributions to Non-Controlling Interests	(7,596)	(5,014)	(29,405)	(27,284)
Contributions from Non-Controlling Interests	128	—	128	45
Dividends	(366)	(317)	(2,506)	(2,643)
Net Cash Used in Financing Activities	(8,363)	(5,473)	(34,067)	(30,149)
NET CHANGE IN CASH	$9,287	$6,240	$2,317	$3,047
CASH AND CASH EQUIVALENTS - Beginning of Period	$25,675	$31,890	$32,645	$35,083
Net Change in Cash	9,287	6,240	2,317	3,047
CASH AND CASH EQUIVALENTS - End of Period	$34,962	$38,130	$34,962	$38,130
Supplementary Cash Flow Information:
In-Kind Distribution to Non-Controlling Interests of Equity Securities, at Fair Value	$—	$—	$—	$371
Interest Paid	$—	$—	$—	$26
Income Taxes Paid	$668	$577	$2,501	$2,310

See accompanying notes to unaudited consolidated financial statements.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements

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

The operating company is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of September 30, 2013, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following entities as of September 30, 2013:

		Operating Company's Ownership at
Legal Entity	Type of Entity (Date of Formation)	September 30, 2013
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Investment Funds Trust, Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	0.0%
Pzena International Value Service, a series of Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	0.0%

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

The operating company is the managing member of Pzena International Value Fund.  As of February 1, 2011, as a result of a shift in the equity ownership of that fund on that date, the operating company was considered the primary beneficiary of this fund and, as a result, the fund was consolidated with the Company as of that date.  At September 30, 2013, Pzena International Value Fund’s $1.2 million in net assets were included in the Company’s consolidated statements of financial condition.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company.  A majority of the trustees do not hold equity investments in this trust.  Since the holders of the equity investments in this partnership lack a controlling financial interest in it, this entity is deemed to be a VIE.  The Company is considered the primary beneficiary of this VIE.  At September 30, 2013, the Pzena Large Cap Value Fund’s $1.2 million in net assets were included in the Company’s consolidated statements of financial condition.

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

VIEs that are not consolidated continue to receive investment management services from the Company, and are vehicles through which the Company offers its global value and/or international (ex-U.S.) value strategies.  The total net assets of these VIEs was approximately $167.1 million and $150.9 million at September 30, 2013 and December 31, 2012, respectively.  Neither the Company nor the operating company were exposed to losses as a result of its involvement with these entities because they had no direct investment in them.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the assets under management.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned.   In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually.  Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  For the three and nine months ended September 30, 2013, the Company recognized approximately $0.7 million and $0.8 million in performance fee income, respectively.  The Company did not recognize any performance fee income for the three months ended September 30, 2012. Approximately $0.3 million in such fees were recognized for the nine months ended September 30, 2012.

Cash and Cash Equivalents:

At September 30, 2013 and December 31, 2012, Cash and Cash Equivalents was $35.0 million and $32.6 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposits and other accounts whose balances often exceed federally insured limits.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

The Company maintained compensating balances of $1.0 million at September 30, 2013 and December 31, 2012 as collateral for a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its New York office space.  Such amounts are recorded in Restricted Cash in the consolidated statements of financial condition.

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

The Company’s fair value measurements relate to its consolidated investments in equity securities, which are exchange-traded securities with quoted prices in active markets, and its investments in mutual funds, which have a readily available net asset value per share.  The fair value measurements of the equity securities and investments in mutual funds have been classified as Level 1.

The following table presents these instruments’ fair value at September 30, 2013:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$2,357	$—	$—
Investments in Mutual Funds	4,880	—	—
Total Fair Value	$7,237	$—	$—

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents these instruments’ fair value at December 31, 2012:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$2,225	$—	$—
Investments in Mutual Funds	2,945	—	—
Total Fair Value	$5,170	$—	$—

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.  At September 30, 2013 and December 31, 2012, no allowance for doubtful accounts was deemed necessary.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At September 30, 2013, the Company had a $54.4 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock.  At December 31, 2012, the Company had a $59.9 million valuation allowance against these deferred tax assets.  The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

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

The functional currency of the Company is the United States Dollar.  The functional currency of the Company’s representative office in Australia is the Australian Dollar.  Assets and liabilities of this office are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  For the three and nine months ended September 30, 2013 and 2012, the Company did not record any accumulated other comprehensive income.

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cash Compensation and Other Benefits	$7,787	$6,967	$23,864	$21,801
Non-Cash Compensation	1,313	722	3,758	2,073
Total Compensation and Benefits Expense	$9,100	$7,689	$27,622	$23,874

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  For the three months ended September 30, 2013 and 2012, the operating company did not grant any non-cash compensation awards. Details of restricted Class B units and restricted shares of Class A common stock awarded during the nine months ended September 30, 2013 and 2012 are as follows:

	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2013		2012
	Amount	Fair Value[1]	Amount	Fair Value[1]
Restricted Class B Units	18,517	$5.40	53,116	$4.33
Restricted Shares of Class A Common Stock	100,000	$4.41	—	$—
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

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  These deferred amounts may be invested, at the employee’s discretion, in certain third-party mutual funds, phantom operating company Class B units, or money market funds.  Amounts deferred in any calendar year reduce that year’s cash compensation expense and are both amortized and vest ratably over a four-year period commencing the following year.  As of September 30, 2013 and December 31, 2012, the liability associated with deferred compensation investment accounts was $1.6 million and $1.3 million, respectively.

For the three months ended September 30, 2013 and 2012, the Company recognized approximately $1.3 million and $0.7 million, respectively, in compensation and benefits expense associated with the amortization of all unvested operating company Class B units, option grants, and operating company phantom Class B units issued under the 2006 Equity Incentive Plan; restricted Class A common stock issued under the 2007 Equity Incentive Plan; and all unvested deferred compensation awards associated with the Bonus Plan. For the nine months ended September 30, 2013 and 2012, the Company recognized approximately $3.8 million and $2.1 million, respectively, in such compensation and benefits expense.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of the compensation otherwise payable to the director in cash, deferred in the form of phantom shares of Class A common stock of the Company.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan shall be made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of September 30, 2013 and December 31, 2012, there were 158,378 and 147,500 phantom shares of Class A common stock outstanding, respectively. On September 3, 2013, pursuant to the Director Plan and in association with the resignation of a director, 6,944 phantom shares of Class A common stock were forfeited and the Company distributed 45,818 phantom shares of Class A common stock in the form of shares of Class A common stock.

The Company issues to certain of its employees delayed-vesting cash awards.  For the three and nine months ended September 30, 2013 and 2012 no such awards were granted.  Delayed-vesting cash awards have varying vesting schedules with $1.0 million to be paid at the end of 2013 and the remaining $0.5 million to be paid at the end of 2014.

As of September 30, 2013 and December 31, 2012, the Company had approximately $20.5 million and $20.6 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan; operating company Class B units, option grants, and operating company phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock issued under the 2007 Equity Incentive Plan.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4 – Employee Benefit Plans

During 2011, the operating company implemented a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For each of the three months ended September 30, 2013 and 2012, the expense recognized in connection with this plan was $0.1 million. For each of the nine months ended September 30, 2013 and 2012, the expense recognized in connection with this plan was $0.5 million.

Note 5—Earnings per Share

Basic earnings per share is computed by dividing the Company’s net income attributable to its common stockholders by the weighted average number of shares outstanding during the reporting period.  For the three and nine months ended September 30, 2013 and 2012,  the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share	$1,956	$1,263	$4,391	$2,884
Basic Weighted-Average Shares Outstanding	12,209,978	10,780,603	11,934,142	10,640,878
Basic Earnings per Share	$0.16	$0.12	$0.37	$0.27

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

For the three and nine months ended September 30, 2013 and 2012, the Company’s diluted net income was determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$10,120	$7,523	$26,949	$22,240
Less: Assumed Corporate Income Taxes	4,210	3,224	11,211	9,530
Assumed After-Tax Income of Pzena Investment Management, LLC	5,910	4,299	15,738	12,710
Net Income of Pzena Investment Management, Inc.	1,956	1,263	4,391	2,884
Diluted Net Income	$7,866	$5,562	$20,129	$15,594

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Company’s net income for diluted earnings per share is reduced by the amount allocated to participating restricted Class B units for purposes of calculating earnings per share.  Dividend equivalent distributions paid per share on the operating company’s unvested restricted Class B units are equal to the dividends paid per Company Class A common stock.

For the three and nine months ended September 30, 2013 and 2012, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$7,847	$5,541	$20,081	$15,535
Participating Class B Restricted Units	19	21	48	59
Total Diluted Net Income Attributable to Shareholders	$7,866	$5,562	$20,129	$15,594
Basic Weighted-Average Shares Outstanding	12,209,978	10,780,603	11,934,142	10,640,878
Dilutive Effect of Operating Company B Units	52,190,656	53,814,700	52,575,046	53,930,945
Dilutive Effect of Options [1]	703,313	428,080	654,788	451,138
Dilutive Effect of Phantom Operating Company Class B Units & Phantom Shares of Class A Common Stock	1,413,976	135,740	1,260,163	114,009
Dilutive Effect of Restricted Shares of Class A Common Stock [2]	39,034	—	29,000	—
Dilutive Weighted-Average Shares Outstanding	66,556,957	65,159,123	66,453,139	65,136,970
Add: Participating Restricted Operating Company Class B Units[3]	157,076	245,487	157,242	245,487
Total Dilutive Weighted-Average Shares Outstanding	66,714,033	65,404,610	66,610,381	65,382,457
Diluted Earnings per Share	$0.12	$0.09	$0.30	$0.24

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

Approximately 1.2 million options to purchase Class B units and 1.0 million options to purchase Company Class A common stock were excluded from the calculation of diluted net income per share for each of the three and nine months ended September 30, 2013, as their inclusion would have had an antidilutive effect based on current market prices. Approximately 1.7 million options to purchase Class B units and 1.0 million options to purchased Company Class A common stock were excluded from the calculation of diluted net income for each of the three and nine months ended September 30, 2012, as their inclusion would have had an antidilutive effect for the respective periods based on market prices.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit.  As of September 30, 2013, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 18.9% and 81.1%, respectively, of the economic interests in the operations of the business. As of December 31, 2012, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 17.2% and 82.8%, respectively, of the economic interests in the operations of the business.

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

As of September 3, 2013, the Company issued 45,818 shares of Class A common stock in connection with the distribution of deferred compensation pursuant to the Director Plan.

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

During the three months ended September 30, 2013 and 2012, the Company purchased and retired 79,208 and 24,666 shares of Class A common stock, respectively, under the current repurchase authorization at an average price per share of $6.68 and $5.15, respectively.   During the nine months ended September 30, 2013 and 2012, the Company purchased and retired 354,305 and 53,120 shares of Class A common stock, respectively, under the current repurchase authorization at an average price per share of $6.24 and $4.74, respectively.   The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$10,120	$7,523	$26,949	$22,240
Non-Controlling Interests of Consolidated Investment Partnerships	211	210	930	563
Net Income Attributable to Non-Controlling Interests	$10,331	$7,733	$27,879	$22,803

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals made by the Company’s consolidated subsidiaries.

Note 8—Investments, at Fair Value

Investments, at Fair Value consisted of the following at September 30, 2013:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$1,851	$506	$2,357
Investments in Mutual Funds	4,008	872	4,880
Total	$5,859	$1,378	$7,237

Investments, at Fair Value consisted of the following at December 31, 2012:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$1,988	$237	$2,225
Investments in Mutual Funds	2,561	384	2,945
Total	$4,549	$621	$5,170

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 9—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Leasehold Improvements	$1,219	$1,219
Computer Hardware	1,082	982
Furniture and Fixtures	788	788
Computer Software	283	271
Office Equipment	255	214
Total	3,627	3,474
Less: Accumulated Depreciation and Amortization	(2,798)	(2,695)
Total	$829	$779

Depreciation is included in general and administrative expense and totaled approximately $0.1 million for each of the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, the company recognized $0.1 million and $0.2 million in such expense.

Note 10—Related Party Transactions

For the three months ended September 30, 2013 and 2012, the Company earned $0.4 million and $0.3 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company.  For the nine months ended September 30, 2013 and 2012, the Company earned $1.0 million and $1.2 million, respectively, in such fees. The Company is not the primary beneficiary of these VIEs.

At both September 30, 2013 and December 31, 2012, the Company had approximately $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in Receivable from Related Parties on the consolidated statements of financial condition.  The operating company is the sponsor and investment manager of this entity.

At September 30, 2013 and December 31, 2012, Receivable from Related Parties included approximately $0.1 million of loans to employees.

The operating company manages the personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its two Executive Vice Presidents.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages the personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds.   In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.1 million for each of the three months ended September 30, 2013 and 2012.  For each of the nine months ended September 30, 2013 and 2012, the Company waived $0.4 million and $0.3 million of such fees, respectively. The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was less than $0.1 million for each of the three months ended September 30, 2013 and 2012. The Company paid approximately $0.1 million of such fees for the nine months ended September 30, 2013 and 2012.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

The Company leases office space under a non-cancelable operating lease agreement which expires on October 31, 2015.  The Company reflects minimum lease expense for its headquarters on a straight-line basis over the lease term.  During the year ended December 31, 2011, the Company entered into a non-cancelable sublease agreement for certain excess office space associated with its operating lease agreement.  The sublease agreement also expires on October 31, 2015.

Lease expenses were $0.3 million for each of the three months ended September 30, 2013 and 2012, respectively, and are included in general and administrative expense. Such expenses totaled $1.1 million for each of the nine months ended September 30, 2013 and 2012.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The components of the income tax expense are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Current Provision:
Unincorporated Business Taxes [1]	$798	$613	$1,500	$1,782
Local Corporate Tax	—	—	—	—
State Corporate Tax	—	—	—	—
Federal Corporate Tax	—	—	—	—
Total Current Provision	$798	$613	$1,500	$1,782
Deferred Provision:
Unincorporated Business Taxes [1]	$(35)	$(19)	$(13)	$(4)
Local Corporate Tax	98	75	255	214
State Corporate Tax	176	130	452	376
Federal Corporate Tax	711	449	1,845	1,283
Total Deferred Provision	$950	$635	$2,539	$1,869
Change in Valuation Allowance	(3,832)	(2,075)	(5,613)	(2,698)
Net Adjustment Related to Change in Effective Tax Rate	$—	$—	$286	$—
Total Income Tax Expense	$(2,084)	$(827)	$(1,288)	$953

1 During the nine months ended September 30, 2013, the operating company recognized a $0.6 million tax benefit associated with the amendment of prior year tax returns to change the methodology for state and local receipts.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.  For tax positions taken or expected to be taken on a tax return, the Company is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including the resolution of any appeals or litigation processes, based on the technical merits of the position. It is the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax Expense on the consolidated statement of operations.  For the three and nine months ended September 30, 2013 and 2012, no such expenses were recognized.  As of September 30, 2013 and December 31, 2012, no such accruals were recorded.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

During the three and nine months ended September 30, 2013, after giving effect to the exchanges discussed earlier, the Company’s valuation allowance was reduced by approximately $3.8 million and $5.6 million, respectively, due to revised estimates of future taxable income.   Results for the three and nine months ended September 30, 2013 also reflects a decrease in the Company's effective tax rate due to a decrease in state and local rates associated with a change in methodology for state and local receipts during 2013. This decrease is reflected as an adjustment to the Company's Section 754 deferred tax asset, valuation allowance, and other deferred tax assets. To reflect these changes in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $3.3 million and $4.5 million for the three and nine months ended September 30, 2013, respectively.  The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.

During the three and nine months ended September 30, 2012, the Company’s valuation allowance was reduced by approximately $2.1 million and $2.7 million, respectively, due to revised estimates of future taxable income.  To reflect this change in the estimated realization of the asset and its liability for future payments, the Company decreased its liability to selling and converting shareholders by $1.7 million and $2.3 million for the three and nine months ended September 30, 2012.   The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.

As of September 30, 2013 and December 31, 2012, the net values of all deferred tax assets were approximately $13.3 million and $9.7 million, respectively.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax assets, net of valuation allowance, for the three and nine months ended September 30, 2013 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2012	$65,069	$4,536	$(59,917)	$9,688
Deferred Tax (Expense)/Benefit	(907)	103	—	(804)
Unit Exchange	5,935	—	(5,140)	795
Change in Valuation Allowance	—	—	1,225	1,225
Balance at March 31, 2013	$70,097	$4,639	$(63,832)	$10,904
Deferred Tax (Expense)/Benefit	(905)	103	—	(802)
Change in Effective Rate	(5,272)	(105)	5,091	(286)
Change in Valuation Allowance	—	—	556	556
Balance at June 30, 2013	$63,920	$4,637	$(58,185)	$10,372
Deferred Tax (Expense)/Benefit	(1,072)	122	—	(950)
Change in Valuation Allowance	—	—	3,832	3,832
Balance at September 30, 2013	$62,848	$4,759	$(54,353)	$13,254

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the three and nine months ended September 30, 2013, is summarized as follows:

Total
(in thousands)

Balance at December 31, 2012	$(59)
Deferred Tax Expense	14
Balance at March 31, 2013	$(45)
Deferred Tax Expense	5
Balance at June 30, 2013	$(40)
Deferred Tax Expense	1
Balance at September 30, 2013	$(39)

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax assets, net of valuation allowance, for the three and nine months ended September 30, 2012 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2011	$66,224	$3,661	$(61,050)	$8,835
Deferred Tax (Expense)/Benefit	(823)	158	—	(665)
Change in Valuation Allowance	—	—	1,069	1,069
Balance at March 31, 2012	$65,401	$3,819	$(59,981)	$9,239
Deferred Tax (Expense)/Benefit	(835)	320	—	(515)
Change in Valuation Allowance	—	—	(446)	(446)
Balance at June 30, 2012	$64,566	$4,139	$(60,427)	$8,278
Deferred Tax (Expense)/Benefit	(843)	203	—	(640)
Unit Exchange	2,213	—	(1,935)	278
Change in Valuation Allowance	—	—	2,075	2,075
Balance at September 30, 2012	$65,936	$4,342	$(60,287)	$9,991

The change in the Company’s deferred tax liabilities for the three and nine months ended September 30, 2012 is summarized as follows:

Total
(in thousands)

Balance at December 31, 2011	$(13)
Deferred Tax Benefit	(59)
Balance at March 31, 2012	$(72)
Deferred Tax Expense	5
Balance at June 30, 2012	$(67)
Deferred Tax Expense	5
Balance at September 30, 2012	$(62)

Note 13—Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.  This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At September 30, 2013, our assets under management, or AUM, was $22.3 billion.  We manage separate accounts on behalf of institutions and high net worth individuals, and act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of September 30, 2013, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 18.9% and 81.1%, respectively, of the economic interests in the operations of our business.

Non-GAAP Net Income

Our results for the three and nine months ended September 30, 2013 and 2012 included recurring adjustments related to the Company’s deferred tax asset generated by the Company's initial public offering and subsequent unit conversions, tax receivable agreement and the associated liability to its selling and converting shareholders.  We believe that these accounting adjustments add a measure of non-operational complexity which partially obscures the underlying performance of our business.  In evaluating our financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $7.3 million and $0.11, respectively, for the three months ended September 30, 2013 and $5.2 million and $0.08, respectively, for three months ended September 30, 2012.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $19.3 million and $0.29, respectively, for the nine months ended September 30, 2013 and $15.2 million and $0.23, respectively, for nine months ended September 30, 2012. GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our effective tax rate, exclusive of other adjustments, and the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.  Our effective tax rate, exclusive of these adjustments, was 41.6% for each of the three and nine months ended September 30, 2013 and 42.9% for each of the three and nine months ended September 30, 2012.  See “Operating Results - Income Tax Expense” below.

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

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
GAAP Net Income	$1,956	$1,263	$4,391	$2,884
Net Effect of Tax Receivable Agreement	(575)	(391)	(802)	(356)
Non-GAAP Net Income	$1,381	$872	$3,589	$2,528
GAAP Net Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	$10,120	$7,523	$26,949	$22,240
Less: Assumed Corporate Income Taxes	4,210	3,224	11,211	9,530
Assumed After-Tax Income of Pzena Investment Management, LLC	5,910	4,299	15,738	12,710
Non-GAAP Net Income of Pzena Investment Management, Inc.	1,381	872	3,589	2,528
Non-GAAP Diluted Net Income	$7,291	$5,171	$19,327	$15,238
Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$7,291	$5,171	$19,327	$15,238
Non-GAAP Diluted Earnings Per Share	$0.11	$0.08	$0.29	$0.23
Non-GAAP Diluted Weighted-Average Shares Outstanding	66,714,033	65,404,610	66,610,381	65,382,457

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

 Non-Controlling Interests

Our operating company consolidates the results of operations of the private investment partnerships over which we exercise a controlling influence.  We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As a result, our income is generated by our economic interest in our operating company’s net income.  As of September 30, 2013, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 18.9% and 81.1%, respectively, of the economic interests in the operations of the business.

Operating Results

Assets Under Management and Flows

As of September 30, 2013, our approximately $22.3 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The performance of our largest investment strategies as of September 30, 2013 is further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our six largest investment strategies from their inception to September 30, 2013, and in the five-year, three-year, and one-year periods ended September 30, 2013, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy over those time periods.

	Period Ended September 30, 2013[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Focused Value (October 2000)
Annualized Gross Returns	6.3%	10.9%	15.1%	30.4%
Annualized Net Returns	5.8%	10.4%	14.6%	29.9%
Russell 1000® Value Index	5.6%	8.9%	16.2%	22.3%
Global Focused Value (January 2004)
Annualized Gross Returns	5.2%	8.8%	12.3%	33.3%
Annualized Net Returns	4.4%	8.1%	11.6%	32.5%
MSCI(SM) World Index—Net/U.S.$[2]	6.3%	7.8%	11.8%	20.2%
Large Cap Expanded Value (July 2012)
Annualized Gross Returns	29.0%	—	—	29.3%
Annualized Net Returns	28.9%	—	—	29.1%
Russell 1000® Value Index	23.6%	—	—	22.3%
Focused Value (January 1996)
Annualized Gross Returns	10.9%	11.7%	16.8%	32.2%
Annualized Net Returns	10.0%	11.0%	16.1%	31.4%
Russell 1000® Value Index	8.5%	8.9%	16.3%	22.3%
International (ex-U.S) Expanded Value (November 2008)
Annualized Gross Returns	16.7%	—	11.5%	31.4%
Annualized Net Returns	16.4%	—	11.2%	31.0%
MSCI® EAFE Index—Net/U.S.$[2]	11.5%	—	8.5%	23.8%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	14.4%	16.1%	19.5%	34.1%
Annualized Net Returns	13.2%	15.0%	18.3%	32.8%
Russell 2000® Value Index	10.2%	9.1%	16.6%	27.0%

1 The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

2 Net of applicable withholding taxes and presented in U.S. $.

Large Cap Focused Value.  We screen a universe of the 500 largest U.S. listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in October 2000. At September 30, 2013, the Large Cap Focused Value strategy generated a one-year gross return of 30.4%, outperforming its benchmark. The main drivers of this outperformance were our exposure to the financial services, an overweight position in the technology sector, an underweight position in the utilities sector, and the portfolio's housing-related holdings.

Global Focused Value.  We screen a universe of the 1,500 largest non U.S. listed companies, based on market capitalization, and the 500 largest U.S. listed companies, based on market capitalization, to build a portfolio generally consisting of 40 to 60 stocks. We launched this strategy in January 2004. At September 30, 2013, the Global Focused Value strategy generated a one-year gross return of 33.3%, outperforming its benchmark.  The main driver of this relative outperformance was our strong stock selection in the financial services, industrials, information technology, consumer discretionary, and materials sectors.

Large Cap Expanded Value.  We screen a universe of the 500 largest U.S. listed companies, based on market capitalization, to build a portfolio generally consisting of 50 to 80 stocks. We launched this strategy in July 2012. At September 30, 2013, the Large Cap Expanded Value strategy generated a one-year gross return of 29.3%, outperforming its benchmark.  This outperformance was driven primarily by the financial services sector, our underweight exposure to the utilities sector and the portfolio’s housing-related holdings.

Focused Value.  We screen a universe of the 1,000 largest U.S. listed companies, based on market capitalization, to build a portfolio generally consisting of 30 to 40 stocks. We launched this strategy in January 1996. At September 30, 2013, the Focused Value strategy generated a one-year gross return of 32.2%, outperforming its benchmark. The main contributors to this outperformance were our exposure to the financial services sector, the portfolio's housing-related holdings, and overweight investment exposure to the technology sector as well as our underweight investment exposure to the utilities sector.

International (ex-U.S.) Expanded Value.  We screen a universe of the 1,500 largest non-U.S. listed companies, based on market capitalization, to build a portfolio generally consisting of 60 to 80 stocks. We launched this strategy in November 2008. At September 30, 2013, the International (ex-U.S.) Expanded Value strategy generated a one-year gross return of 31.4%, outperforming its benchmark. The largest contributors to this outperformance was our strong stock selection in the financial services, industrials, and consumer discretionary sectors.

Small Cap Focused Value.  We screen a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization, to build a portfolio generally consisting of 40 to 50 stocks. We launched this strategy in January 1996. At September 30, 2013, the Small Cap Focused Value strategy generated a one-year gross return of 34.1%, outperforming its benchmark. A broad number of holdings across a diverse range of industries contributed to this outperformance, specifically certain stocks in the financial services, healthcare, producer durable, and materials and processing sectors.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional accounts and our retail accounts for the three and nine months ended September 30, 2013 and 2012 is described below.  Inflows are composed solely of the investment of new or additional assets by new or existing clients.  Outflows consist solely of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Institutional Accounts
Assets
Beginning of Period	$12.6	$10.9	$11.2	$11.3
Inflows	1.2	0.3	1.7	0.7
Outflows	(0.5)	(0.7)	(1.4)	(2.3)
Net Flows	0.7	(0.4)	0.3	(1.6)
Market Appreciation/(Depreciation)	1.0	0.7	2.8	1.5
End of Period	$14.3	$11.2	$14.3	$11.2

Retail Accounts
Assets
Beginning of Period	$7.7	$2.2	$5.9	$2.2
Inflows	0.3	3.3	1.3	3.5
Outflows	(0.3)	(0.3)	(0.8)	(0.7)
Net Flows	—	3.0	0.5	2.8
Market Appreciation/(Depreciation)	0.3	0.4	1.6	0.6
End of Period	$8.0	$5.6	$8.0	$5.6

Total
Assets
Beginning of Period	$20.3	$13.1	$17.1	$13.5
Inflows	1.5	3.6	3.0	4.2
Outflows	(0.8)	(1.0)	(2.2)	(3.0)
Net Flows	0.7	2.6	0.8	1.2
Market Appreciation/(Depreciation)	1.3	1.1	4.4	2.1
End of Period	$22.3	$16.8	$22.3	$16.8

The following table describes the allocation of our AUM among our investment strategies, as of September 30, 2013 and 2012:

	AUM at September 30,
Investment Strategy	2013	2012
	(in billions)
U.S. Value Strategies[1]	$13.8	$10.7
Global Value Strategies[1]	5.6	4.1
Non-U.S. Value Strategies	2.9	2.0
Total	$22.3	$16.8

1 During 2013, approximately $0.1 billion of previously reported assets under management in U.S. Value Strategies has been reclassified to Global Value Strategies. Historical information has been reclassified for all periods presented.

Three Months Ended September 30, 2013 versus September 30, 2012

At September 30, 2013, we managed $14.3 billion in institutional accounts and $8.0 billion in retail accounts, for a total of $22.3 billion in assets.  For the three months ended September 30, 2013, we experienced market appreciation of $1.3 billion and total gross inflows of $1.5 billion, which were partially offset by total gross outflows of $0.8 billion.  Assets in institutional accounts increased by $1.7 billion, or 13.5%, from $12.6 billion at June 30, 2013 due to $1.2 billion in gross inflows and $1.0 billion in market appreciation, partially offset by $0.5 billion in gross outflows. Assets in retail accounts increased by $0.3 billion, or 3.9%, from $7.7 billion at June 30, 2013 due to $0.3 billion in market appreciation and $0.3 billion in gross inflows, partially offset by $0.3 billion in gross outflows.

At September 30, 2012, we managed $11.2 billion in institutional accounts and $5.6 billion in retail accounts, for a total of $16.8 billion in assets. For the three months ended September 30, 2012, we experienced total gross inflows of $3.6 billion and market appreciation of $1.1 billion, which were partially offset by gross outflows of $1.0 billion. For the three months ended September 30, 2012 assets in institutional accounts increased by $0.3 billion, or 2.8%, due to $0.7 billion in market appreciation and $0.3 billion in gross inflows, partially offset by $0.7 billion in gross outflows. For the three months ended September 30, 2012, assets in retail accounts increased by $3.4 billion, or more than 100%, as a result of $3.3 billion in gross inflows and $0.4 billion in market appreciation, partially offset by $0.3 billion in gross outflows.

Nine Months Ended September 30, 2013 versus September 30, 2012

For the nine months ended September 30, 2013, we experienced market appreciation of $4.4 billion and $3.0 billion in gross inflows which were partially offset by $2.2 billion in gross outflows. For the nine months ended September 30, 2013, assets in institutional accounts increased by $3.1 billion, or 27.7%, from $11.2 billion at December 31, 2012 due to $2.8 billion in market appreciation and $1.7 billion in gross inflows, partially offset by $1.4 billion in gross outflows. For the nine months ended September 30, 2013, assets in retail accounts increased $2.1 billion, or 35.6%, from $5.9 billion at December 31, 2012 due to $1.6 billion in market appreciation and $1.3 billion in gross inflows, partially offset by $0.8 billion in gross outflows.

For the nine months ended September 30, 2012, we experienced gross inflows of $4.2 billion and market appreciation of $2.1 billion, which were partially offset by gross outflows of $3.0 billion. For the nine months ended September 30, 2012, assets in institutional accounts decreased by $0.1 billion, or 0.9%, due to $2.3 billion in gross outflows partially offset by $1.5 billion in market appreciation and $0.7 billion in gross inflows. Assets in retail accounts increased by $3.4 billion, or more than 100%, as a result of $3.5 billion in gross inflows and $0.6 billion in market appreciation, partially offset by $0.7 billion in gross outflows.

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

In addition, an increase in average AUM and in revenues typically results in higher operating income and net income, while a decrease in average AUM and in revenues typically results in lower operating income and net income.  We would expect pressure on our operating income, net income and operating margins in the future if average AUM and revenues were to decline.

Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three and nine months ended September 30, 2013 and 2012 is described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue	2013	2012	2013	2012
	(in thousands)
Institutional Accounts	$19,344	$15,741	$53,295	$49,110
Retail Accounts	4,702	3,120	13,725	7,858
Total	$24,046	$18,861	$67,020	$56,968

Three Months Ended September 30, 2013 versus September 30, 2012

Our total revenue increased by $5.2 million, or 27.5%, to $24.0 million for the three months ended September 30, 2013, from $18.9 million for the three months ended September 30, 2012.  This change was driven primarily by an increase in our average AUM.  Average AUM increased 44.6% to $21.4 billion from $14.8 billion for the three months ended September 30, 2013 and 2012, respectively.  To the extent that we experience further shifts in average AUM, our revenue could be affected.

Our weighted average fees were 0.450% and 0.508% for the three months ended September 30, 2013 and 2012, respectively. This decrease was primarily due to the increase in our average AUM primarily associated with the large inflow representing the Company’s assignment to manage 28% of the Vanguard Windsor Fund as of the beginning of August 2012 and market appreciation.  Our tiered fee schedules typically charge lower rates as account size increases.

Average assets in institutional accounts increased $2.6 billion to $13.5 billion for the three months ended September 30, 2013, from $10.9 billion for the three months ended September 30, 2012, and had weighted average fees of 0.575% for each of the three months ended September 30, 2013 and 2012, respectively.  Weighted average fee rates remained flat primarily due to the performance fees recognized during the three months ended September 30, 2013 offset by the addition of assets in certain of our expanded value products and substantial relationships that generally carry lower fee rates. The decrease in institutional weighted average fee rates also reflects the reduction of fee rates for certain of our large relationships.

Average assets in retail accounts increased $4.0 billion to $7.9 billion for the three months ended September 30, 2013, from $3.9 billion for the three months ended September 30, 2012, and had weighted average fees of 0.238% and 0.321% for the three months ended September 30, 2013 and 2012, respectively.  Retail weighted average fee rates decreased due to the increase in average assets under management primarily associated with the large inflow representing the Company’s Vanguard assignment and market appreciation. Our tiered fee schedules typically carry lower fee rates as account size increases. The decrease in retail weighted average fee rates also reflects the reduction of fee rates for certain of our large relationships during 2013.

Nine Months Ended September 30, 2013 versus September 30, 2012

Our total revenue increased by $10.0 million, or 17.6%, to $67.0 million for the nine months ended September 30, 2013, from $57.0 million for the nine months ended September 30, 2012.  This change was driven primarily by an increase in our average AUM.  Average AUM increased 38.9% to $20.0 billion from $14.4 billion for the nine months ended September 30, 2013 and 2012, respectively.  To the extent that we experience further shifts in average AUM, our revenue could be affected.

Our weighted average fees were 0.446% and 0.529% for the nine months ended September 30, 2013 and 2012, respectively. This decrease was primarily due to the increase in our average AUM primarily associated with the large inflows primarily representing the Company’s assignment to manage 28% of the Vanguard Windsor Fund as of the beginning of August 2012 partially offset by the impact of performance fees recognized during the nine months ended September 30, 2013.

Average assets in institutional accounts increased $1.3 billion to $12.7 billion for the nine months ended September 30, 2013, from $11.4 billion for the nine months ended September 30, 2012, and had weighted average fees of 0.561% and 0.575% for the nine months ended September 30, 2013 and 2012, respectively.  Weighted average fee rates decreased primarily due to to the addition of assets in certain of our expanded value products and substantial relationships that generally carry lower fee rates along with the reduction of fee rates for certain of our large relationships. This decrease was partially offset by the performance fees recognized during the nine months ended September 30, 2013.

Average assets in retail accounts increased $4.4 billion to $7.4 billion for the nine months ended September 30, 2013, from $3.0 billion for the nine months ended September 30, 2012, and had weighted average fees of 0.249% and 0.352% for the nine months ended September 30, 2013 and 2012, respectively.  Retail weighted average fee rates decreased due to the increase in average assets under management primarily associated with the large inflow representing the Company’s Vanguard assignment and market appreciation.

Expenses

Our operating expense is driven primarily by our compensation costs.  The table below describes the components of our operating expense for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cash Compensation and Other Benefits	$7,787	$6,967	$23,864	$21,801
Other Non-Cash Compensation	1,313	722	3,758	2,073
Total Compensation and Benefits Expense	9,100	7,689	27,622	23,874
General and Administrative Expense	1,995	1,764	5,747	5,383
Total Operating Expenses	$11,095	$9,453	$33,369	$29,257

Three Months Ended September 30, 2013 versus September 30, 2012

Total operating expense increased by $1.6 million, or 17.4%, to $11.1 million for the three months ended September 30, 2013, from $9.5 million for the three months ended September 30, 2012.  This increase was primarily attributable to our compensation expenses.

Compensation and benefits expense increased by $1.4 million, or 18.4%, to $9.1 million for the three months ended September 30, 2013, from $7.7 million for the three months ended September 30, 2012.  This increase was attributable to increases in both cash and non-cash compensation.  The $0.8 million increase in cash compensation is primarily due to an increase in salary and headcount and discretionary bonus amounts during 2013.  The $0.6 million increase in other non-cash compensation is primarily due to amortization associated with previously issued awards.  We would expect non-cash compensation expense in subsequent periods to depend on the size and composition of awards granted under our equity incentive plans.

General and administrative expenses increased by $0.2 million for the three months ended September 30, 2013 from the three months ended September 30, 2012. This increase primarily reflects an increase in business activities.

Nine Months Ended September 30, 2013 versus September 30, 2012

Total operating expense increased by $4.1 million, or 14.1%, to $33.4 million for the nine months ended September 30, 2013, from $29.3 million for the nine months ended September 30, 2012.  This increase was primarily attributable to our compensation expenses.

Compensation and benefits expense increased by $3.7 million, or 15.7%, to $27.6 million for the nine months ended September 30, 2013, from $23.9 million for the nine months ended September 30, 2012.  This increase was attributable to increases in both cash and non-cash compensation as well as an expense of $0.6 million associated with severance charges recognized during the three months ended March 31, 2013.  The $2.1 million increase in cash compensation is primarily due to an increase in salary and headcount and discretionary bonus as well as the severance charge recognized during the first quarter of 2013.  The $1.7 million increase in other non-cash compensation is primarily due to amortization associated with previously issued awards.  We would expect non-cash compensation expense in subsequent periods to depend on the size and composition of awards granted under our equity incentive plans.

Other Income/ (Expense)

Three Months Ended September 30, 2013 versus September 30, 2012

Other Income/ (Expense) was an expense of $2.7 million for the three months ended September 30, 2013, and consisted primarily of $3.3 million in expense related to adjustment to our liability to our selling and converting shareholders, partially offset by $0.5 million of net realized and unrealized gains from investments and $0.1 million in interest and dividend income. Other Income/ (Expense) was an expense of $1.2 million for the three months ended September 30, 2012, and consisted primarily of $1.7 million of expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.4 million in net realized and  unrealized gains from investments and $0.1 million in interest and dividend income.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Nine Months Ended September 30, 2013 versus September 30, 2012

Other Income/ (Expense) was an expense of $2.7 million for the nine months ended September 30, 2013, and consisted primarily of $4.5 million in expense related to adjustment to our liability to our selling and converting shareholders and $0.2 million in other expense, partially offset by $1.8 million in net realized and unrealized gains from investments and $0.3 million in interest and dividend income.  Other Income/ (Expense) was an expense of $1.1 million for the nine months ended September 30, 2012, and consisted primarily of $2.3 million in expense related to adjustment to our liability to our selling and converting shareholders, partially offset by $1.1 million in net realized and unrealized gains from investments and $0.2 million in interest and dividend income. As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Income Tax (Benefit)/ Expense

Our results for the three and nine months ended September 30, 2013 and 2012 included the effects of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.  Our effective corporate tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was 41.6% the three and nine months ended September 30, 2013, and 42.9% and 42.6% for the three and nine months ended September 30, 2012, respectively. The decrease in the corporate effective rate reflects a decrease in state and local rates associated with a change in methodology for calculating state and local receipts during 2013. Results for the nine months ended September 30, 2013 also reflect a $0.6 million unincorporated business tax benefit recognized by our operating company associated with the amendment of prior year tax returns to change the methodology for state and local receipts.

Non-GAAP income before corporate income taxes used to calculate our income before income taxes for the three and nine months ended September 30, 2013 and 2012 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Income Before Income Taxes	$10,203	$8,169	$30,982	$26,640
Change in Liability to Selling and Converting Shareholders	3,257	1,684	4,525	2,342
Unincorporated Business Taxes[1]	(763)	(594)	(1,487)	(1,778)
Net Income Attributable to Non-Controlling Interests	(10,331)	(7,733)	(27,879)	(22,803)
Non-GAAP Income Before Corporate Taxes	$2,366	$1,526	$6,141	$4,401

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

Our non-GAAP effective corporate tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was determined as follows:

	For the Three Months Ended September 30,
	2013		2012
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$804	34.0%	$519	34.0%
State and Local Taxes, Net of Federal Benefit	181	7.6%	135	8.9%
Other Adjustments	—	—%	—	—%
Non-GAAP Effective Taxes	$985	41.6%	$654	42.9%

	For the Nine Months Ended September 30,
	2013		2012
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$2,088	34.0%	$1,496	34.0%
State and Local Taxes, Net of Federal Benefit	467	7.6%	389	8.9%
Other Adjustments	(3)	—%	(12)	(0.3)%
Non-GAAP Effective Taxes	$2,552	41.6%	$1,873	42.6%

Three Months Ended September 30, 2013 versus September 30, 2012

Income Tax (Benefit)/ Expense were benefits of $2.1 million for the three months ended September 30, 2013 and $0.8 million for the three months ended September 30, 2012.  The three months ended September 30, 2013 and 2012 Income Tax (Benefit)/ Expense included $3.8 million and $2.1 million of benefit, respectively, associated with decreases to the valuation allowance recorded against our deferred tax asset.  Exclusive of these adjustments, the remaining income tax expense for the three months ended September 30, 2013 consisted of $0.8 million in operating company unincorporated business taxes and $1.0 million of corporate income taxes.  On a similar basis, the remaining income tax expense for the three months ended September 30, 2012, consisted of $0.6 million of operating company unincorporated business taxes and $0.7 million of corporate income taxes.  The increase in these taxes is attributable primarily to an increase in taxable income, partially offset by the effect of the decrease in both the corporate effective tax rate and operating company's unincorporated business tax rate, both due to the change in our methodology for state and local receipts.  A comparison of the GAAP effective tax rates for the three months ended September 30, 2013 and 2012 is not meaningful due to the valuation allowance adjustments.

Nine Months Ended September 30, 2013 versus September 30, 2012

Income Tax (Benefit)/ Expense was a benefit of $1.3 million for the nine months ended September 30, 2013 and an expense of $1.0 million for the nine months ended September 30, 2012.  The nine months ended September 30, 2013 and 2012 Income Tax (Benefit)/ Expense included $5.6 million and $2.7 million of benefit, respectively, associated with adjustments to the valuation allowance recorded against our deferred tax asset.  Results for the nine months ended September 30, 2013 also include the net adjustment of $0.3 in income tax expense to the deferred tax asset and valuation allowance associated with the decrease in our effective tax rate during 2013. Exclusive of these adjustments, the remaining income tax expense for the nine months ended September 30, 2013 consisted of $1.5 million in operating company unincorporated business taxes and $2.6 million of corporate income taxes.  On a similar basis, the remaining income tax expense for the nine months ended September 30, 2012 consisted of $1.8 million of operating company unincorporated business taxes and $1.9 million of corporate income taxes.  The increase in these taxes is attributable primarily to an increase in taxable income, partially offset by the effect of the decrease in the corporate effective tax rate and operating company's unincorporated business tax rate, and the operating company's $0.6 million tax benefit, recognized during March 2013, associated with the amendment of prior year tax returns to change the methodology for state and local receipts.  A comparison of the GAAP effective tax rates for the nine months ended September 30, 2013 and 2012 is not meaningful due to the valuation allowance adjustments.

Net Income Attributable to Non-Controlling Interests

Three Months Ended September 30, 2013 versus September 30, 2012

Net income attributable to non-controlling interests was $10.3 million for the three months ended September 30, 2013, and consisted of $10.1 million associated with our employees’ and outside investors’ approximately 81.0% weighted average interest in the income of the operating company, and approximately $0.2 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships.  Net income attributable to non-controlling interests was $7.7 million for the three months ended September 30, 2012, and consisted of $7.5 million associated with our employees’ and outside investors’ approximately 83.3% weighted average interest in the income of the operating company, approximately $0.2 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships.  The change in net income attributable to non-controlling interests primarily reflects the increase in operating company net income associated with the increase in our average AUM which had a corresponding positive impact on operating company revenues and income. The change in net income attributable to non-controlling interests also reflects the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We would expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

Nine Months Ended September 30, 2013 versus September 30, 2012

Net income attributable to non-controlling interests was $27.9 million for the nine months ended September 30, 2013, and consisted of $26.9 million associated with our employees’ and outside investors’ approximately 81.5% weighted average interest in the income of the operating company, and approximately $0.9 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships.  Net income attributable to non-controlling interests was $22.8 million for the nine months ended September 30, 2012, and consisted of $22.2 million associated with our employees’ and outside investors’ approximately 82.6% weighted average interest in the income of the operating company, and approximately $0.6 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships.  The change in net income attributable to non-controlling interests primarily reflects the increase in operating company net income associated with the increase in our average AUM which had a corresponding positive impact on operating company revenues and income. The change in net income attributable to non-controlling interests also reflects the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We would expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through the cash generated by our operations.  Distributions to members of our operating company are our largest use of cash from financing activities.  Other activities include purchases and sales of investments to fund our deferred compensation program, capital expenditures, and strategic growth initiatives.

At September 30, 2013, our cash and cash equivalents was $35.0 million, inclusive of $2.9 million in cash held by our consolidated subsidiaries.  Advisory fees receivable was $19.9 million. We also had approximately $4.9 million in mutual fund investments and $1.0 million in our cash and cash equivalents set aside to satisfy our obligations under our deferred compensation program.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations.  As an investment management firm, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended September 30, 2013, our average AUM and revenues increased by 44.6% and 27.5%, respectively, compared to our average AUM and revenues for the three months ended September 30, 2012.

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

Cash Flows

 Three Months Ended September 30, 2013 versus September 30, 2012

Cash and Cash Equivalents increased $9.3 million to $35.0 million during the three months ended September 30, 2013 compared to a $6.2 million increase in cash to $38.1 million during the three months ended September 30, 2012.  Net cash provided by operating activities increased $6.0 million in the three months ended September 30, 2013 to $17.8 million from $11.8 million in the three months ended September 30, 2012.  The increase was primarily due to an increase in net income along with changes in operating assets and liabilities and working capital.

Net cash used in investing activities was relatively flat for the three months ended September 30, 2013 compared the three months ended September 30, 2012.

Net cash used in financing activities increased $2.9 million for the three months ended September 30, 2013 to $8.4 million from $5.5 million for the three months ended September 30, 2012.  This increase is primarily due to the a $2.6 million increase in distributions to non-controlling interests and a $0.4 million increase in the repurchase and retirement of Class A common stock, during the three months ended September 30, 2013. This increase was partially offset by $0.1 million in contributions from non-controlling interests recorded during the three months ended September 30, 2013.

Nine Months Ended September 30, 2013 versus September 30, 2012

Cash and Cash Equivalents increased $2.3 million to $35.0 million during the nine months ended September 30, 2013 compared to a $3.0 million increase in cash to $38.1 million during the nine months ended September 30, 2012.  Net cash provided by operating activities increased $4.8 million in the nine months ended September 30, 2013 to $38.0 million from $33.2 million in the nine months ended September 30, 2012.  The increase was primarily due to an increase in net income along with changes in operating assets and liabilities and working capital.

Net cash used in investing activities was $1.6 million for nine months ended September 30, 2013, compared to less than $0.1 million for the nine months ended September 30, 2012.  The $1.5 million increase in cash used was primarily attributable to a $1.0 million increase in purchases from investments in our deferred compensation program and a $0.5 million decrease in proceeds from sales of investments in our deferred compensation program during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Net cash used in financing activities increased $4.0 million for the nine months ended September 30, 2013 to $34.1 million from $30.1 million for the nine months ended September 30, 2012.  This increase is primarily due to a $2.1 million increase in distributions to non-controlling interests and a $2.0 million increase in the repurchase and retirement of Class A common stock during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013.

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

We believe that the accounting estimate related to the $54.4 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we are not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

Our revenue for the three and nine months ended September 30, 2013 and 2012 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of marketable securities and investments in mutual funds.  At September 30, 2013, the fair value of these marketable securities and investments in mutual funds was $2.4 million and $4.9 million, respectively.  Assuming a 10% increase or decrease, the fair value would have increased or decreased by $0.2 million and $0.5 million, respectively, at September 30, 2013.

Interest Rate Risk

Since the Company does not have any debt that bears interest at a variable rate, it does not have any direct exposure to interest rate risk at September 30, 2013.

Item 4.   Controls and Procedures.

During the course of their review of our consolidated financial statements as of September 30, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended September 30, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
				(in millions)
July 1, 2013 through July 31, 2013	8,298	$6.78	8,298	$7.3
August 1, 2013 through August 31, 2013	22,074	6.63	22,074	7.2
September 1, 2013 through September 30, 2013	48,836	6.68	48,836	6.9
Total	79,208	$6.68	79,208	$6.9

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

2 During the three months ended September 30, 2013, the Company did not purchase any Class B units of the operating company.

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
101
Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2013

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer

By:	/s/ GARY J. BACHMAN
	Name:	Gary J. Bachman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)