Form 10-K
period 2013-12-31
Pzena Investment Management, Inc.
filed 2014-03-12
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 28, 2013, the last business day of its most recently completed second fiscal quarter, was approximately $73,061,692 based on the closing sale price of $6.52 per share of Class A common stock of the registrant on such date on the New York Stock Exchange. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.
As of March 11 2014, there were 12,176,592 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.
As of March 11, 2014, there were 52,980,621 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.
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
Information with respect to Morgan Stanley Capital International, which we refer to as MSCI, requires a license from MSCI. All MSCI brands and product names are the trademarks, service marks, or registered trademarks of MSCI or its subsidiaries in the United States and other jurisdictions. Morgan Stanley Capital International is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to in this Annual Report.

iii

PART I.

ITEM 1.	BUSINESS
Overview
Pzena Investment Management, Inc. is the sole managing member of Pzena Investment Management, LLC, which is our operating company. Founded in 1995, Pzena Investment Management, LLC is a value-oriented investment management company. We believe that we have established a positive, team-oriented culture that enables us to attract and retain very qualified people. Over the past eighteen years, we have built a diverse, global client base of respected and sophisticated institutional investors, high net worth individuals and select third-party distributed mutual funds for which we act as sub-investment adviser.
The graphic below illustrates our holding company structure and ownership as of December 31, 2013.

Public Stockholders
Principals (1)
Class B Common Stock, 95.6% Voting Interest (3)
Class A Common Stock, 4.4% Voting Interest (2)
Pzena Investment Management, Inc.
Class B Units 81.3% Economic Interest (5)
Sole Managing Member Class A Units, 18.7% Economic Interest (4)
Pzena Investment Management, LLC

(1)	As of December 31, 2013, the members of Pzena Investment Management, LLC, other than us, consisted of:

•
Five of our named executive officers and their estate planning vehicles, who collectively held approximately 58.8% of the economic interests in Pzena Investment Management, LLC. In addition, certain of our named executive officers held 1.3% of the economic interest in Pzena Investment Management, LLC through ownership of our Class A common stock. For more detail on executive officer ownership, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

•	29 of our other employee members, who collectively held approximately 3.1% of the economic interests in Pzena Investment Management, LLC.

•
Certain other members of our operating company, including one of our directors and his related entities, and eight former employees, who collectively held approximately 19.4% of the economic interests in Pzena Investment Management, LLC.

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

(4)
As of December 31, 2013, we held 12,158,057 Class A units of Pzena Investment Management, LLC, which represented the right to receive 18.7% of the distributions made by Pzena Investment Management, LLC.

(5)
As of December 31, 2013, the Principals collectively held 52,951,618 Class B units of Pzena Investment Management, LLC, which represented the right to receive 81.3% of the distributions made by Pzena Investment Management, LLC.

We utilize a classic value approach to investing and seek to make investments in good businesses at low prices. Our approach and process have helped us achieve attractive returns over the long term. As of December 31, 2013, we managed assets in fifteen value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. Our assets under management, or AUM, were $25.0 billion at December 31, 2013, and we managed money on behalf of institutions and high net worth individuals, and acted as sub-investment adviser to a variety of SEC-registered mutual funds and offshore funds.
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
As of December 31, 2013, we had 76 employees, including 34 employee members who collectively owned 61.9% of the ownership interests in our operating company. Our operating company is led by a committee, consisting of our Chief Executive Officer (CEO), Mr. Richard S. Pzena, each of our Presidents, Messrs. John P. Goetz and William L. Lipsey, and each of our Executive Vice Presidents, Messrs. Antonio DeSpirito, III and Michael D. Peterson (the "Executive Committee").
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

•
Consistency of Investment Process.  Since our inception over eighteen years ago, we have utilized a classic value investment approach and a systematic, disciplined investment process to construct portfolios for our investment strategies in U.S. and non-U.S. markets across all market capitalizations. The consistency of our process has allowed us to leverage the same investment team to launch new products. We believe that our consistent investment process has resulted in our strong brand recognition in the investment community.

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

•
Experienced Investment Professionals and a Team-Oriented Approach.  Our greatest asset is the experience of the individuals on our team. For more information on our investment team, see“Our Investment Team” below.

•
Employee Retention.  We have focused on building an environment that we believe is attractive to talented investment professionals. Important among our practices are our team-oriented approach to investment decisions, rotation of coverage areas among individuals, and our culture of employee ownership.

•
Culture of Ownership.  We believe in significant ownership of our business by the key contributors to our success. Since our inception, we have communicated to all our employees that they have the opportunity to become partners in our operating company. As of December 31, 2013, we had 34 employee members positioned within all of our functional areas. We believe this ownership model results in a shared sense of purpose with our clients and their advisers. We intend to continue fostering a culture of ownership through our equity incentive plans, which are designed to align our team’s interests with those of our stockholders and clients. We believe this culture of ownership contributes to our team orientation and connection with clients.

Our Business Strategy
The key to our success is continued long-term investment performance. In conjunction with this, we believe the following strategies will enable us to grow our business over time.

•	Unwavering Focus on Classic Value Investing. We view our unwavering focus on long-term classic value investment excellence to be the key driver of our business success.

•
Capitalize on Growth Opportunities Created By Our Global Strategies.  Among both institutional and retail investors industry-wide, over the past few years, there have been increasing levels of investments in portfolios including non-U.S. equities. As of December 31, 2013, the total AUM in our Global Value strategies, International (ex-U.S.) Value strategies, Emerging Markets Focused Value strategy, and other non-U.S. strategies was $9.9 billion, or 39.6% of our overall AUM. Our global capability provides opportunity for all of our strategies around the world.

•
Apply Our Proven Process to Introduce New Products.  We anticipate continuing to offer new investment strategies over time, on a measured basis, consistent with our past practice, utilizing our proven investment process.

•
Work with Our Strong Consultant Relationships.  We believe that we have built strong relationships with the leading investment consulting firms who advise potential institutional clients. Historically, new accounts sourced through consultant-led searches have been a large driver of our inflows and are expected to be a major component of our future inflows.

•
Expand Our Non-U.S. Client Base.  In recent years, we have increased our efforts to develop our non-U.S. client base. Through our strong relationships with global consultants, we have been able to accelerate the development of our relationships with their non-U.S. branches. Over time, we aim to achieve growth of this client base through these relationships and by directly calling on the world’s largest institutional investors. We have also sought to expand our non-U.S. base through our relationships with non-U.S. mutual funds and other investment fund advisors. During 2010 we opened a representative office in Melbourne, Australia to more effectively service existing clients and develop new relationships in the geographic area. To date, these marketing efforts have resulted in client relationships in more than ten non-U.S. countries, such as the United Kingdom, Australia and Canada. As of December 31, 2013, we managed $8.1 billion in separate accounts, commingled funds and sub-advised funds on behalf of non-U.S. clients.

•
Employ Global Team to Deliver Content-Based Information to Clients and Prospects.  Our marketing and client service team is currently a team of 19 people including marketing and client service professionals, associates, and support staff. The marketing and client services professionals are focused geographically along with one individual focused on the sub-advisory and investment-only defined contribution distribution channels. In addition to our representative office in Melbourne, Australia, we have two professionals dedicated to business development and client service throughout Europe and the Middle East.

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
As of December 31, 2013, we had a 23-member investment team. Each member serves as a research analyst, and certain members of the team also have portfolio management responsibilities. There are generally three portfolio managers for each investment strategy. These three managers have joint decision-making responsibility, and each has “veto authority” over all decisions regarding the relevant portfolio. Research analysts have sector and company-level research responsibilities which span all of our investment strategies, including those with a non-U.S. focus. In order to facilitate the professional development of our team, and to keep a fresh perspective on our portfolio companies, our research analysts generally rotate industry coverage every three to four years.
We follow a collaborative, consensus-oriented approach to making investment decisions, such that all members of our investment team, irrespective of their seniority, can play a significant role in this decision making process. We hold weekly research review meetings attended by all portfolio managers and relevant research analysts, and are open to other employees, at which we openly discuss and debate our findings regarding the normalized earnings power of potential portfolio companies. In addition, we hold daily morning meetings, attended by our portfolio managers, research analysts, portfolio administration, and client service personnel, in order to review developments in our holdings and set a trading strategy for the day. These meetings are critical for sharing relevant developments and analysis of the companies in our portfolios. We believe that our collaborative culture is attractive to our investment professionals.
Our Investment Strategies
As of December 31, 2013, our approximately $25.0 billion in AUM was invested in a variety of value-oriented investment strategies, representing differing degrees of concentration and capitalization segments of U.S. and non-U.S. markets. The following table describes the largest of our current U.S. and non-U.S. investment strategies, and the allocation of our approximately $25.0 billion in AUM among them, as of December 31, 2013.

Strategy	AUM
(in billions)
U.S. Strategies
Large Cap Focused Value	$6.0
Large Cap Expanded Value	5.1
Focused Value	2.0
Small Cap Focused Value	1.3
Mid Cap Focused Value	0.4
Other U.S. Strategies	0.3
Non-U.S. Strategies
Global Focused Value	5.0
International (ex-U.S.) Expanded Value	2.0
Global Expanded Value	1.1
Emerging Markets Focused Value	0.9
European Focused Value	0.7
Other Non-U.S. Strategies	0.2
Total	$25.0
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
Our largest investment strategies as of December 31, 2013 are further described below.
U.S. Strategies
Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000.
Large Cap Expanded Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012.
Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996.
Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996.
Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201th to 1,200th largest, based on market capitalization. This strategy was launched in September 1998.

Non-U.S. Strategies
Global Focused Value.  This strategy reflects a portfolio composed of approximately 40-60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004.
International (ex-U.S.) Expanded Value.  This strategy reflects a portfolio composed of approximately 60-80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008.
Global Expanded Value.  This strategy reflects a portfolio composed of approximately 60-95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010.
Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008.
European Focused Value. This strategy reflects a portfolio composed of approximately 40-60 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008.
We understand that our ability to retain and grow assets has been, and will be, driven primarily by delivering attractive long-term investment results to our clients. As a consequence, we have prioritized, and will continue to prioritize, investment performance over asset accumulation. Where we have deemed it necessary, we have, at times, closed certain products to new investors in order to preserve capacity to effectively implement our concentrated investment strategies for the benefit of existing clients. Currently, all of our investment strategies are open to new investors.
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
Advisory Fees
We earn advisory fees on the accounts that we manage for institutional clients, for retail clients which are generally mutual funds, and for other investment funds.
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
As of December 31, 2013, we sub-advised twelve SEC-registered mutual funds that each have an initial two-year term and are thereafter subject to annual renewal by each fund’s board of directors pursuant to the Investment Company Act of 1940, as amended (the “Investment Company Act”). Ten of these twelve sub-investment advisory agreements are beyond their initial two-year terms as of December 31, 2013. In addition, we sub-advise eleven offshore funds. Pursuant to these agreements, we are generally paid a management fee according to a schedule, in which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed-rate management fees. Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of assets under management, are lower than the advisory fees we earn on our institutional accounts. The majority of the advisory fees we earn on institutional accounts are based on the value of AUM at a specific date on a quarterly basis, either in arrears or in advance. Advisory fees on certain of our institutional accounts, and with respect to all of the mutual funds that we sub-advise, are calculated based on the average of the monthly or daily market value of the account. Advisory fees are also generally adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. While a specific group of accounts may use the same fee rate, the method used to calculate the fee according to the fee rate schedule may differ, as described above.
Our Client Relationships and Distribution Approach
We manage separate accounts on behalf of institutions and high net worth individuals and, as of December 31, 2013, acted as sub-investment adviser for twelve SEC-registered mutual funds and eleven offshore funds. We believe that strong relationships with our clients are critical to our ability to succeed and to grow our AUM. In building these relationships, we have focused our efforts where we can efficiently access and service large pools of sophisticated clients with our team of dedicated marketing and client service professionals. We distribute our products to institutional and retail clients primarily through the efforts of our internal sales team, who calls on them directly and on the consultants who serve them, as well as through the marketing programs of our sub-investment advisory partners. Since our objective is to attract long-term investors with an investment horizon in excess of three years, our sales and client service efforts focus on educating our investors regarding our disciplined value investment process and philosophy.
Our marketing and client service effort is led by our 19-person business development team, which is responsible for:

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
We currently sub-advise three mutual funds that are advised by The Vanguard Group. In August 2012, we expanded our sub-advisory relationship with The Vanguard Group as we were hired as a co-manager to manage approximately 28% of the Vanguard Windsor Fund. As of December 31, 2013, these three mutual funds represented $5.0 billion, or 20.0%, of our AUM. For the year ended December 31, 2013, 2012, and 2011, approximately 6.9%, 3.1%, and less than 1%, respectively, of our total revenue was generated from our sub-investment advisory agreement with The Vanguard Group.
We sub-advise a mutual fund that is advised by John Hancock Advisers, namely the John Hancock Classic Value Fund. As of December 31, 2013, this fund represented $2.8 billion, or 11.2%, of our AUM. For the years ended December 31, 2013, 2012, and 2011 approximately 7.7%, 7.0%, and 7.7%, respectively, of our total revenue was generated from our sub-investment advisory agreement with John Hancock Advisers.

High Net Worth Advisory Firms
We have accessed the high net worth segment of the investing community primarily through relationships with wealth advisers who utilize our investment strategies in investment programs they construct for their clients. Similar to our approach with consultants, we have targeted select firms around the world serving the family office and ultra high net worth market. We believe this approach leads to an efficient client servicing model and strong relationships with wealth advisers, who ultimately view us as partners in their investment programs. Occasionally, we establish direct separate account relationships with high net worth individuals.
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
Employees
At December 31, 2013, we had 76 full-time employees, consisting of 26 research department personnel; 3 traders; 19 client service and marketing personnel; 15 employees in operations; and 13 legal, compliance and finance personnel.
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
Compliance
We maintain a Legal and Compliance Department with two full-time lawyers, including our General Counsel/Chief Compliance Officer. Other members of the Department, as well as certain of our other employees, also devote significant time to compliance matters.

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
Substantially all of our revenue is derived from management fees paid by our clients, based on a percentage of the market value of our AUM. Any decline and/or significant impairment in AUM may greatly affect our revenue and earnings, and could occur due to a variety of factors, including:

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

•
Termination of significant relationships:  As of December 31, 2013, four client relationships represented 43% and 25% of our AUM and revenue respectively. Our clients can generally terminate our advisory agreements or reduce assets managed upon short notice and for any reason, and there can be no assurance that our agreements with respect to these relationships will remain in place. The termination of any of these relationships could significantly reduce our revenue and earnings, and we may not be able to establish relationships with other clients in order to replace the lost revenue and earnings.

•
Defined benefit plans are declining: Defined benefit plans are projected to decline as a share of overall retirement assets relative to defined contribution plans, as corporate plan sponsors are actively decreasing their liabilities and pushing employee enrollment to defined contribution plans. We currently do not have significant exposure to the defined contribution market and if this situation persists, our AUM growth may be negatively impacted.

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

•
Passive strategies have grown substantially in relation to active strategies: During the past decade, investors overall have exhibited a preference for passive investment products, such as index and exchange traded funds, over active strategies managed by asset managers such as ourselves. If this market preference continues our AUM may be negatively impacted.

In 2013, the vast majority of our investment strategies outperformed their respective benchmarks. Improved market conditions for the year have significantly contributed to asset inflows but no assurance can be given that improved market conditions will continue indefinitely and that our AUM, revenue or profitability will not decline in the future.

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
A portion of our investment advisory revenue is currently derived from performance fees. We generally earn performance fees under certain client agreements according to the performance in the accounts relative to an agreed-upon benchmark. This fee structure results in a lower base fee but allows for us to earn higher fees if the investment strategy outperforms the benchmark. In addition, some performance-based fee arrangements include high-water mark provisions, which generally provide that if a client account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve the performance target for a particular period, we may not earn a performance fee for that period and for accounts with a high-water mark provision, our ability to earn future performance fees may be impaired. During fiscal years 2013 and 2012, we earned $3.9 million and $0.3 million in performance fees, respectively. An increase in performance fees, or in performance-based fee arrangements with clients, could create greater fluctuations in our revenue and earnings.
The potential of decreases in management fees and uncertainty in performance fee income could lead to volatility in our profit margins and impact our revenue and earnings.
Loss of key employees, and difficulties in attracting qualified investment professionals, could have a material adverse effect on the performance of our strategies, which may lead to a decrease in revenue and profitability.
The success of our business largely depends on the participation of Richard S. Pzena, John P. Goetz, William L. Lipsey, Antonio DeSpirito, III, and Michael D. Peterson, our CEO, two Presidents, and two Executive Vice Presidents, respectively. Their professional reputations, expertise in investing, and relationships with our clients and within the investing community in the U.S. and abroad are critical to executing our business strategy and attracting and retaining clients. The retention of these individuals is crucial to our future success. There is no guarantee that they will not resign, join our competitors or form a competing company. The terms of the current operating agreement of our operating company restrict each of these individuals from competing with us or soliciting our clients or employees during the term of their employment with us and for a certain period thereafter. The penalty for breach of these restrictive covenants will be the forfeiture of a number of Class B units held by the individual and his permitted transferees as of the earlier of the date of his breach or the termination of his employment. Although we may also seek specific performance of these restrictive covenants, there can be no assurance that we would be successful in obtaining this relief. After this post-employment restrictive period, we may not be able to prohibit them from competing with us or soliciting our clients or employees. Furthermore, we do not carry any "key man" insurance that would provide us with proceeds in the event of the death or disability of any of the above mentioned employees.
In additions to the participants mentioned above, our success also depends on our ability to retain the senior members of our investment team and to recruit additional qualified investment professionals. However, we may not be successful in our efforts to retain them as the market for investment professionals is extremely competitive. Our portfolio managers possess substantial experience and expertise in classic value investing as well as maintain significant relationships with our clients. The loss of any of our senior investment professionals could limit our ability to successfully execute our investment approach and sustain the performance of our investment strategies, which, in turn, could have a material adverse effect on our reputation, client relationships and our results of revenue and earnings.
Future growth of our business may place significant demands on our resources and employees, and may increase our expenses, risks and regulatory oversight.
Future growth of our business may place significant demands on our infrastructure, our investment team and other employees, which may increase our expenses. In addition, we are required to continuously develop our infrastructure in response to the increasing sophistication of the investment management market, as well as compliance with legal and regulatory developments. We may face significant challenges in maintaining and developing: adequate financial and operational controls; implementing new or updated information and financial systems, and procedures and training; and managing and appropriately sizing our work force, and other components of our business on a timely and cost-effective basis. There can be no assurance that we will be able to manage the growth of our business effectively, or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.
The potential inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we may need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, our operations.
We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries.
We offer investment management services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. In order to remain competitive, we must be proactive and prepared to deploy necessary resources when growth opportunities present themselves. The necessary resources and/or personnel may be unavailable to take full advantage of strategic opportunities when they appear, or that strategic decisions can be efficiently implemented. Local regulatory environments may vary widely, as well as the adequacy and sophistication of each. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local requirements and complying with local industry standards. Finding and hiring additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our investment products in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenue and income from operating in such jurisdiction.
The investment management business is intensely competitive.
Competition in the investment management business is based on a variety of factors, including investment performance; investor perception of an investment manager’s drive, focus and alignment of interest; quality of service provided to and duration of, relationships with clients; business reputation; and level of fees charged for services. We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. Our competitive risks are heightened by the fact that some of our competitors may implement investment styles that are viewed more favorably than ours or they may invest in alternative asset classes which the markets may perceive as more attractive than the public equity markets. If we are unable to compete effectively, our revenue could be reduced, and our business could be materially affected.
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
We are subject to extensive regulation of our investment management business and operations. As a registered investment adviser, the SEC oversees our activities pursuant to its regulatory authority under the Investment Advisers Act. In addition, we must comply with certain requirements under the Investment Company Act with respect to the SEC-registered funds for which we act as sub-investment adviser. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us is small in monetary amount, the adverse publicity arising from the imposition of such sanctions by regulators could harm our reputation, result in withdrawal by our clients and/or impede our ability to retain clients and develop new client relationships. As we expand into the international market, we may also be under the regulatory scope of local regulatory authorities and non-compliance with any of these authorities may result in fines, sanctions and inability to operate in that local market.

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
In addition, the regulatory environment in which we operate is subject to ongoing modification and further regulation. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”) is one such example. While we do not believe that the Dodd-Frank Act will fundamentally change the investment management industry, certain provisions may have unintended consequences on the financial market as a whole that could negatively affect our business. Many aspects of the Dodd-Frank Act are still subject to rulemaking and may continue to take effect over several years, making it difficult to anticipate both the impact on the manner in which we conduct business as well as the increased regulatory requirements and related compliance costs.
Also, we are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley” or “SOX”). Our management is required to conduct an annual assessment of the effectiveness of our internal controls over financial reporting and include a report on our internal controls in our annual reports on Form 10-K pursuant to Section 404 of SOX. In addition, our independent registered public accounting firm attests to and reports on the effectiveness of our internal controls over financial reporting. We may continue to incur costs in order to maintain our internal control over financial reporting and comply with Section 404 of SOX, including costs associated with accounting, internal audit, information technology, compliance and administrative staff. If we are unable to maintain effective internal control over financial reporting, this could lead to a loss of confidence in the reliability of our financial statements, thus adversely affecting the value of our common stock.
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
We rely heavily on our financial, accounting, trading, compliance and other data processing systems. Any failure or interruption of these systems, whether caused by natural disaster, power or telecommunications failure, act of terrorism or war, security breach or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus materially adversely affect our business. Although we have back-up systems in place and have taken other protective measures, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate.
We depend on our headquarters in New York City for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, or directly affecting our headquarters, may have a material adverse impact on our ability to continue to operate our business without interruption. We have a sound business continuity plan in place that is tested on a quarterly basis, but there can be no assurance that this plan will be sufficient to mitigate the harm that may result from such a disaster or disruption.

Any significant security breach of our software applications, technology or other systems critical to our operations, may disrupt our business or cause us to lose sensitive and confidential information which in turn may cause reputational and financial harm.
As part of our normal operations, we rely on secure processing, storage and transmission of confidential client and firm information through computer systems and networks. Breach of such systems and networks could lead to loss of confidential client and proprietary information, liability for stolen information, additional cost to repair damage and prevent future incidents and litigation cost from loss of information. We maintain and rely on a system of internal controls designed to provide reasonable assurance that unauthorized access to sensitive or confidential data is prevented or detected in a timely manner. However, our technology systems may still be vulnerable to unauthorized access or may be corrupted by computer virus, malicious software or access by unauthorized individuals especially when related to portable devices. We take precautions to password protect all portable devices but that may not prevent unauthorized access if the device is misplaced or lost. Loss of confidential information may greatly harm our reputation and adversely affect our ability to maintain current or attract new relationships.
Operational risk, such as trade errors or system limitations or failures, may create significant financial impact to us, hamper future growth and cause potential reputational harm.
We face potential operational risk from our management of client assets and daily business. Risks include errors that may occur during the execution, confirmation or settlement phase of transactions and such errors may cause material financial loss, which in turn may cause material financial and reputational harm to us. We also face the potential of inaccurate recording of transactions in our internal systems, caused by human error, system limitations or system glitches. Such errors may involve client and public reporting, execution, confirmation and settlement of trades, and billing. The potential for operational risk could have significant regulatory, financial or reputational impact. We have sound internal controls in place to mitigate such risks but there can be no assurance that all risks can be prevented.
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
We maintain insurance coverage focused on reducing potential losses related to our operations. We purchase insurance in amounts, and against risks, that we consider appropriate. There can be no assurance, however, that a claim or claims will be completely covered by insurance or, if covered at all, will not exceed the limits of our existing insurance coverage. If a loss occurs that is partially or completely uninsured, we may be exposed to substantial liability. Insurance costs are impacted by market conditions, our risk profile, and may increase significantly over relatively short periods. Renewals of insurance policies may result in additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability. In addition, insurance and other safeguards might only partially reimburse us for our losses in the event our business continuity plan fails and our operations are significantly disrupted.
Our non-US holdings consist primarily of investments in the securities of issuers located outside of the United States, which may involve foreign currency exchange, political, social and economic uncertainties and risks.
Our international strategies, which together represented $9.9 billion and $6.2 billion of our AUM as of December 31, 2013 and 2012, respectively, are primarily invested in securities of companies located outside the United States. Investments in non-U.S. issuers may be affected by political, social and economic uncertainty affecting a country or region in which we are invested. Many emerging financial markets are not as developed, or as efficient, as the developed financial market, and, as a result, liquidity may be reduced and price volatility may increase. The legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information in respect of such companies. These risks could adversely impact the performance of our strategies that are invested in securities of non-U.S. issuers. In addition, fluctuations in foreign currency exchange rates may affect investment return and AUM since we do not engage in currency hedging for these portfolios. Due to these factors, our AUM may fluctuate from one reporting period to another causing volatility in earnings.
Risks Related to Our Investment Strategies
Our classic value investment style subjects us to the risk that the companies in which we invest may not achieve the level of earnings recovery that we initially expect, or at all.
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
Even when securities prices are rising generally, portfolio performance can be affected by our investment approach. The classic value approach has outperformed the market in some economic and market environments and underperformed it in others. In particular, a prolonged period in which the growth style of investing outperforms the value style may cause our investment strategy to go out of favor with clients, consultants and sub-advised relationships. Our investment strategy may be less favored during certain time periods for other reasons as well, including due to perceived riskiness or volatility of our approach. Poor performance relative to peers, coupled with changes in personnel, extensive periods in particular market environments, or other difficulties may result in a decline in our AUM.
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
We are a holding company and have no material assets other than our ownership of membership units of our operating company. We have no independent means of generating revenue and cash flow. Our operating company is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated to its members, including us, pro-rata according to the number of membership units each owns. Accordingly, we incur income taxes on our proportionate share of any taxable income of our operating company. We also incur expenses related to our operations. We intend to have our operating company distribute cash to its members in an amount at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of our operating company. To the extent we need funds to pay our tax or other liabilities or to fund our operations, and our operating company is restricted from making distributions to us under applicable laws or regulations, or contractual restrictions, or does not have sufficient earnings to make these distributions, we may have to borrow funds to meet these obligations and run our business and, thus, our liquidity and financial condition could be materially adversely affected. There can be no assurance that funds will be available to borrow under such circumstances on terms acceptable to us, or at all.
We are required to pay most of the tax benefit of any amortization deductions we may claim as a result of the tax basis step up we receive in connection with the sales of membership units and any future exchanges of Class B units and this tax treatment could be challenged by tax authorities.
As part of the reorganization we implemented with our initial public offering (IPO), we purchased membership units of our operating company from three of its members (the "Selling Members"). In addition, holders of Class B units may, at least once each year, exchange their Class B units of our operating company for shares of our Class A common stock. These purchases and subsequent exchanges have and are expected to continue to result in increases in our share of the tax basis in the tangible and intangible assets of our operating company that otherwise would not have been available. These increases in tax basis have and are expected to continue to reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (IRS) might challenge all or part of this tax basis increase, and a court might sustain such a challenge.
Pursuant to a tax receivable agreement dated October 30, 2007, among the Selling Members, all holders of Class B units after our October 2007 IPO, and us, we are required to pay the Selling Members, and any holders of Class B units who elect to exchange their Class B units for shares of our Class A common stock, 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increases in amortizable tax basis due to the sale to us of their membership units. The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, may vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income, and the tax rates then applicable. Payments under the tax receivable agreement are expected to give rise to certain additional tax benefits attributable to further increases in basis. Any such benefits are covered by the tax receivable agreement and may increase the amounts due thereunder. We expect that, as a result of the size and increases in our share of the tax basis in the tangible and intangible assets of our operating company attributable to our interest therein, the payments that we may make to these members likely may be substantial.
If we exercise our right to terminate the tax receivable agreement early, we may be obligated to make an early termination payment to the selling and converting shareholders, based upon the net present value of all payments that would be required to be paid by us. If certain change of control events were to occur, we would also be obligated to make an early termination payment.
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
The market price of our Class A common stock has been and may continue to be highly volatile and subject to wide fluctuations. In addition, the trading volume of our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to resell your shares of our Class A common stock at or above your purchase price, if at all. We cannot assure you that the market price of our Class A common stock may not fluctuate or decline significantly in the future.

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
We filed a Form S-3 registration statement, which became effective in February 2009, in order to register our issuance to these holders of 57,937,910 shares of Class A common stock issuable upon exchange of all Class B units outstanding immediately after the consummation of our operating company’s reorganization. On January 27, 2012, the SEC declared effective a subsequent registration statement on Form S-3 which registers the resale of 40,114,701 shares of our Class A common stock by the selling stockholders named therein. During 2013, we established March 20th as an exchange date. Certain executive officers, employee members, and non-employee members, elected to exchange an aggregate of 1,328,334 of their Class B units for an equivalent number of shares of our Class A common stock, which, with the exception of those held by our executive officers, are freely tradable. The market price of our Class A common stock could decline as a result of sales pursuant to the Form S-3 registration statements, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.
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
The disparity in the voting rights among the classes of our common stock may have a potential adverse effect on the price of our Class A common stock and may give rise to conflicts of interest.
Our Class B stockholders collectively hold approximately 95.6% of the combined voting power of our common stock. These stockholders consist of five of our named executive officers, 29 of our other employees, certain other members of our operating company, including one of our directors and his related entities, and eight former employees. Holders of shares of our Class B common stock have entered into a Class B Stockholders’ Agreement with respect to all shares of Class B common stock then held by them and any additional shares of Class B common stock they may acquire in the future. Pursuant to this agreement, they may vote these shares of Class B common stock together on all matters submitted to a vote of our common stockholders. To the extent that we cause our operating company to issue additional Class B units, which may be granted, subject to vesting, to our employees pursuant to the PIM LLC 2006 Equity Incentive Plan, these employees will be entitled to receive an equivalent number of shares of our Class B common stock, subject to the condition that they agree to enter into this Class B Stockholders’ Agreement. Each share of our Class B common stock entitles its holder to five votes per share for so long as the Class B stockholders collectively hold 20% of the total number of shares of our common stock outstanding. When a Class B unit is exchanged for a share of our Class A common stock, an unvested Class B unit is forfeited due to the employee holder’s failure to satisfy the conditions of the award agreement pursuant to which it was granted, or any Class B unit is forfeited as a result of a breach of any restrictive covenants contained in our operating company’s amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed by us.
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
Each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders. This difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our company views, the superior voting rights of the Class B common stock to have more value.
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
Our corporate headquarters and principal offices are located at 120 West 45th Street, New York, New York 10036, where we occupy approximately 25,000 square feet out of 35,000 square feet of space under our non-cancellable operating lease, the term of which expires in October 2015. During the year ended December 31, 2011, we entered into a non-cancellable sublease agreement for approximately 10,000 square feet of excess office space associated with the operating lease (see Exhibit 10.7 of this Annual Report on Form 10-K).

ITEM 3.	LEGAL PROCEEDINGS
In the normal course of business, we may be subject to various legal and administrative proceedings.
Currently, there are no material legal proceedings pending against us.

ITEM 4.	REMOVED AND RESERVED

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “PZN”. As of March 3, 2014, there were approximately 25 record holders of our Class A common stock and 77 record holders of our Class B common shares. These numbers do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.
The following table sets forth the quarterly high and low sales prices of our Class A common stock on the NYSE for the periods indicated and dividends declared during such periods.

	2013			2012
Quarter	High	Low	Dividends Declared Per Share	High	Low	Dividends Declared Per Share
Quarter Ended March 31	$7.19	$5.22	$0.16	$6.66	$4.30	$0.19
Quarter Ended June 30	$7.05	$5.43	$0.03	$7.39	$3.82	$0.03
Quarter Ended September 30	$7.49	$6.34	$0.03	$5.82	$3.68	$0.03
Quarter Ended December 31	$11.87	$6.44	$0.03	$5.66	$4.51	$0.03
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
Recent Sales of Unregistered Securities
For 2013, in connection with new employee member grants and year-end compensation, we issued an aggregate of 82,491 Class B units of our operating company, and the related 82,491 shares of Class B common stock to employee members. In addition, we awarded an aggregate of 76,522 options to acquire Class B units of our operating company to certain employee members, at an exercise price of $10.26 per unit. Also, in connection with year-end compensation, we awarded an aggregate of 805,879 Phantom Class B units, which vest ratably over ten years, are subject to continued employment with us, and are not entitled to receive dividends or dividend equivalents until vested.
Further, in connection with the vesting of certain employee members' mandatory deferred compensation, in 2013 we issued 68,518 Class B units of the operating company and the related 68,518 shares of Class B common stock. For a description of the Bonus Plan, see “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Bonus Plan.”

The exercise of options to acquire an aggregate of 752,445 Class B units of our operating company by certain employee members, resulted in the issuance of 421,173 Class B units after the redemption of 331,272 Class B units for the cashless exercise of the options.
In 2013, a total of 410,389 Class B units were issued to various employee members in connection with the vesting of their Phantom Class B units.
Furthermore, in 2013, we issued an aggregate of 64,144 shares of Phantom Class A common stock to our non-employee directors, see “Item 11 — Executive Compensation — 2013 Non-Employee Director Compensation,” and a total of 100,000 shares of Phantom Class A common stock in connection with a grant made to a new employee.
The issuances did not involve any public offering, general advertising or general solicitation. If certificates were issued to represent the securities, they bear a restrictive legend. On the basis of these facts, the securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).
Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock over the five-year period ending December 31, 2013, with the cumulative total return of the S&P 500® and the SNL Asset Manager Index*. The graph assumes the investment of $100 in our common stock, and in each of the two indices, on December 31, 2008 and the reinvestment of all dividends, if any.

	Period Ending
Index	2008	2009	2010	2011	2012	2013
Pzena Investment Management, Inc.	$100.00	$71.40	$66.59	$40.10	$52.41	$117.98
SNL Asset Manager Index*	$100.00	$162.23	$186.74	$161.53	$207.25	$316.84
S&P 500 Index	$100.00	$126.47	$145.52	$148.59	$172.37	$228.17

*	The SNL Asset Manager Index is comprised of the securities of 35 publicly traded asset management companies.
In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any future filings by us under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(in millions)
October 1, 2013 through October 31, 2013	29,145	$6.90	29,145	$6.7
November 1, 2013 through November 30, 2013	—	—	—	6.7
December 1, 2013 through December 31, 2013	—	—	—	2.9
Total	29,145	$6.90	29,145	$2.9

(1)
Our share repurchase program was announced on April 24, 2012. The Board of Directors authorized us to repurchase an aggregate of $10 million of our outstanding Class A common stock, and Class B units of the operating company, on the open market and in private transactions in accordance with applicable securities laws. On February 5, 2014, the Board of Directors authorized us to repurchase an additional $20 million of our outstanding Class A common stock and Class B units of the operating company. The timing, number, and value of common shares and units repurchased are subject to our discretion. Our share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, or for any reason.

(2)
Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs reflects the remainder of the $10.0 million program announced by the Board of Directors on April 24, 2012 and also reflects the repurchase of 356,843 of the operating company's Class B units during December 2013 for an average price of $10.44 per unit. Class B units are repurchased at the closing price of our Class A common stock on the date of the transaction since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.

Equity Compensation Plan Information
For certain information concerning securities authorized for issuance under our equity compensation plans, see “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information.”

ITEM 6.	SELECTED FINANCIAL DATA
The following tables set forth selected historical consolidated financial data of Pzena Investment Management, Inc. The selected consolidated statements of operations data for the years ended December 31, 2013, 2012, and 2011 and the selected consolidated statements of financial condition data as of December 31, 2013 and 2012, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The selected consolidated statement of operations data for the years ended December 31, 2010 and 2009, and the selected consolidated statements of financial condition as of December 31, 2011, 2010 and 2009, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements not included in this report.
You should read the following selected historical consolidated financial data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the related notes included elsewhere in this Annual Report.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share amounts)
Statements of Operations Data:
REVENUE
Management Fees	$91,866	$75,980	$79,230	$77,025	$63,039
Performance Fees	3,903	300	3,815	500	—
Total Revenue	95,769	76,280	83,045	77,525	63,039
EXPENSES
Cash Compensation and Benefits	31,374	28,690	29,518	25,895	22,057
Other Non-Cash Compensation	5,448	3,065	5,047	3,653	2,934
Total Compensation and Benefits Expense	36,822	31,755	34,565	29,548	24,991
General and Administrative Expenses	8,099	7,346	10,626	8,007	8,261
TOTAL OPERATING EXPENSES	44,921	39,101	45,191	37,555	33,252
Operating Income	50,848	37,179	37,854	39,970	29,787
Other Income/(Expense)	(1,821)	(863)	(1,466)	(2,744)	1,601
INCOME BEFORE INCOME TAXES	49,027	36,316	36,388	37,226	31,388
Income Tax Provision/(Benefit)	589	1,911	3,145	741	(1,307)
Consolidated Net Income	48,438	34,405	33,243	36,485	32,695
Less: Net Income Attributable to Non-Controlling Interests.	41,768	30,565	29,861	32,674	29,326
NET INCOME/(LOSS) Attributable to Pzena Investment Management, Inc.	$6,670	$3,840	$3,382	$3,811	$3,369
Per Share Data(1):
Net Income/(Loss) for Basic Earnings per Share	$6,670	$3,840	$3,382	$3,811	$3,369
Basic Earnings/(Loss) per Share	$0.56	$0.36	$0.34	$0.41	$0.41
Basic Weighted Average Shares Outstanding	11,990,757	10,787,540	9,972,978	9,186,520	8,217,561
Net Income/(Loss) for Diluted Earnings per Share	$30,317	$20,821	$20,631	$22,419	$18,106
Diluted Earnings/(Loss) per Share	$0.45	$0.32	$0.32	$0.34	$0.28
Diluted Weighted Average Shares Outstanding	66,759,840	65,491,273	65,095,797	64,985,753	64,853,824
Cash Dividends Declared Per Share	$0.25	$0.28	$0.12	$0.24	$—

(1)
The operating company issues Class B units that have non-forfeitable dividend rights. Under the “two-class method”, these units are considered participating securities and are required to be included in the computation of diluted earnings per share.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Statements of Financial Condition Data:
Cash and Cash Equivalents	$33,878	$32,645	$35,083	$16,381	$15,908
TOTAL ASSETS	80,213	64,679	66,678	48,402	48,518
Senior Subordinated Debt	—	—	—	—	10,000
TOTAL LIABILITIES	21,664	16,713	20,454	14,606	21,160
Non-Controlling Interests	42,187	33,397	32,287	23,224	19,088
EQUITY	$16,362	$14,569	$13,937	$10,572	$8,270

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. At December 31, 2013, our assets under management, or AUM, was $25.0 billion. We manage separate accounts on behalf of institutions and high net worth individuals, and act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds.
We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”). As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income. As of December 31, 2013, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 18.7% and 81.3%, respectively, of the economic interests in the operations of our business.
Non-GAAP Net Income
Our results for the years ended December 31, 2013, 2012, and 2011 included recurring adjustments related to our tax receivable agreement and the associated liability to its selling and converting shareholders, in addition to adjustments related to certain one-time charges recognized in operating expense in the fourth quarter of 2011. We believe that these accounting adjustments add a measure of non-operational complexity which partially obscures the underlying performance of our business. In evaluating our financial condition and results of operations, we also review certain non-GAAP measures of net income, which exclude these items. Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $29.3 million and $0.44, respectively, for the year ended December 31, 2013, $20.4 million and $0.31, respectively, for the year ended December 31, 2012, and $23.2 million and $0.36, respectively, for the year ended December 31, 2011. GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of other adjustments, the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, and adjustments related to the one-time charges recognized in operating expense in the fourth quarter of 2011. Our effective tax rate, exclusive of these adjustments, was 41.7% for the year ended December 31, 2013, and approximately 42.9% for the years ended December 31, 2012 and 2011, respectively. See “Operating Results — Income Tax Expense” below.
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

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands, except share and per share amounts)
GAAP Net Income	$6,670	$3,840	$3,382
Net Effect of One-time Adjustments	—	—	443
Net Effect of Tax Receivable Agreement	(989)	(421)	(214)
Non-GAAP Net Income	$5,681	$3,419	$3,611
GAAP Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	$40,533	$29,711	$30,188
Effect of One-time Adjustments	—	—	4,017
Non-GAAP Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	40,533	29,711	34,205
Less: Assumed Corporate Income Taxes	16,886	12,730	14,660
Assumed After-Tax Income of Pzena Investment Management, LLC	23,647	16,981	19,545
Non-GAAP Net Income of Pzena Investment Management, Inc.	5,681	3,419	3,611
Non-GAAP Diluted Net Income	$29,328	$20,400	$23,156
Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$29,328	$20,400	$23,156
Non-GAAP Diluted Earnings Per Share	$0.44	$0.31	$0.36
Non-GAAP Diluted Weighted-Average Shares Outstanding	66,759,840	65,491,273	65,095,797
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
Our advisory fees are primarily driven by the level of our AUM. Our AUM increases or decreases with the net inflows or outflows of funds into our various investment strategies and with the investment performance thereof. In order to increase our AUM and expand our business, we must develop and market investment strategies that suit the investment needs of our target clients, and provide attractive returns over the long-term. The value and composition of our AUM, and our ability to continue to attract clients, will depend on a variety of factors including, among other things:

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

Non-Controlling Interests
Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence. We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements. As a result, our income is generated by our economic interest in our operating company’s net income. As of December 31, 2013, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 18.7% and 81.3%, respectively, of the economic interests in the operations of our business.
Operating Results
Assets Under Management and Flows
As of December 31, 2013, our approximately $25.0 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets. The performance of our largest investment strategies as of December 31, 2013 is further described below. We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings. While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.
The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to December 31, 2013, and in the five-year, three-year, and one-year periods ended December 31, 2013, relative to the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy.

	Period Ended December 31, 2013[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.1%	20.2%	15.9%	41.8%
Annualized Net Returns	6.6%	19.6%	15.4%	41.3%
Russell 1000® Value Index	6.2%	16.7%	16.1%	32.5%
Large Cap Expanded Value (July 2012)
Annualized Gross Returns	33.3%	—%	—%	41.5%
Annualized Net Returns	33.1%	—%	—%	41.3%
Russell 1000® Value Index	27.1%	—%	—%	32.5%
Global Focused Value (January 2004)
Annualized Gross Returns	6.2%	18.5%	14.2%	40.0%
Annualized Net Returns	5.5%	17.7%	13.5%	39.2%
MSCI® World Index – Net/U.S.$[2]	7.0%	15.0%	11.5%	26.7%
International (ex-U.S.) Expanded Value (November 2008)
Annualized Gross Returns	17.9%	18.7%	12.4%	32.5%
Annualized Net Returns	17.5%	18.4%	12.1%	32.1%
MSCI® EAFE Index – Net/U.S.$[2]	12.1%	12.4%	8.2%	22.8%
Focused Value (January 1996)
Annualized Gross Returns	11.4%	21.3%	17.4%	43.8%
Annualized Net Returns	10.6%	20.5%	16.7%	43.0%
Russell 1000® Value Index	9.0%	16.7%	16.1%	32.5%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	14.8%	25.1%	16.3%	42.2%
Annualized Net Returns	13.6%	23.8%	15.2%	40.8%
Russell 2000® Value Index	10.6%	17.6%	14.5%	34.5%
Global Expanded Value (January 2010)
Annualized Gross Returns	12.8%	—%	13.6%	35.8%
Annualized Net Returns	12.5%	—%	13.2%	35.4%
MSCI® World Index – Net/U.S.$[2]	11.6%	—%	11.5%	26.7%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	3.2%	18.2%	2.2%	10.0%
Annualized Net Returns	2.2%	17.3%	1.7%	9.3%
MSCI® Emerging Markets Index – Net/U.S.$[2]	(1.2)%	14.8%	(2.1)%	(2.6)%
European Focused Value (August 2008)
Annualized Gross Returns	8.9%	20.2%	15.0%	35.9%
Annualized Net Returns	8.5%	19.7%	14.6%	35.5%
MSCI® Europe Index – Net/U.S.$[2]	3.1%	13.4%	9.9%	25.2%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	13.8%	26.2%	20.9%	42.7%
Annualized Net Returns	13.0%	25.3%	20.0%	41.8%
Russell Mid Cap® Value Index	10.8%	21.2%	16.0%	33.5%

(1)	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

(2)	Net of applicable withholding taxes and presented in U.S.$.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At December 31, 2013, the Large Cap Focused Value strategy generated a one-year annualized gross return of 41.8%, outperforming its benchmark. The outperformance was broad based and primarily driven by our overweight position and stock selection in both the financial service and technology sectors and secondarily by our exposure in the consumer discretionary sector and our underweight exposure to the utilities sector.
Large Cap Expanded Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At December 31, 2013, the Large Cap Expanded Value strategy generated a one-year annualized gross return of 41.5%, outperforming its benchmark. The outperformance was broad based and primarily driven by our overweight position and stock selection in both the financial service and technology sectors and secondarily by our exposure in the consumer discretionary sector and our underweight exposure to the utilities sector.
Global Focused Value.  This strategy reflects a portfolio composed of approximately 40-60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At December 31, 2013, the Global Focused Value strategy generated a one-year annualized gross return of 40.0%, outperforming its benchmark. This outperformance was primarily driven by our stock selection and overweight positions in the financial services and technology sectors, along with our stock selection in the industrials and telecommunication services sectors.
International (ex-U.S.) Expanded Value.  This strategy reflects a portfolio composed of approximately 60-80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At December 31, 2013, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of 32.5%, outperforming its benchmark. The top contributors to relative performance were our stock selection in the financial services, industrials, and consumer discretionary sectors.
Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At December 31, 2013, the Focused Value strategy generated a one-year annualized gross return of 43.8%, outperforming its benchmark. The outperformance was broad based and primarily driven by our overweight position and stock selection in both the financial service and technology sectors and secondarily by our exposure in the consumer discretionary sector and our underweight exposure to the utilities sector.
Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At December 31, 2013, the Small Cap Focused Value strategy generated a one-year annualized gross return of 42.2%, outperforming its benchmark. A broad number of holdings across a diverse range of industries contributed to this outperformance, specifically certain stocks in the financial services, and producer durables sectors.
Global Expanded Value.  This strategy reflects a portfolio composed of approximately 60-95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At December 31, 2013, the Global Expanded Value strategy generated a one-year annualized gross return of 35.8%, outperforming its benchmark. This outperformance was primarily driven by our stock selection and overweight positions in the financial services and technology sectors, along with our stock selection in the industrials and consumer discretionary sectors.
Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At December 31, 2013, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of 10.0%, outperforming its benchmark. The main contributors to this outperformance include holdings across a diverse range of industries, specifically certain positions in the materials, industrials and financial services sectors, as well as certain Korean stocks.
European Focused Value. This strategy reflects a portfolio composed of approximately 40-60 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At December 31, 2013, the European Focused Value strategy generated a one-year annualized gross return of 35.9%, outperforming its benchmark. This outperformance was driven primarily by our stock selection and overweight positions in the consumer discretionary, industrials, technology and financial services sectors.
Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201th to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At December 31, 2013, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 42.7%, outperforming its benchmark. Financial services holdings were the largest contributors to this outperformance. The outperformance was also driven by positioning in the consumer discretionary sector, partially offset by certain stocks in the health care sector.
Our earnings and cash flows are heavily dependent upon prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.
The change in AUM in our institutional accounts and our retail accounts for the years ended December 31, 2013, 2012, and 2011 is described below. During 2013, approximately $0.6 billion of assets under management that we had previously reported in 2013 in institutional accounts was reclassified to retail accounts. Historical information prior to 2013 is not impacted. Inflows are composed solely of the investment of new or additional assets by new or existing clients. Outflows consist solely of redemptions of assets by existing clients.

	For the Year Ended December 31,
Assets Under Management	2013	2012	2011
	(in billions)
Institutional Accounts
Assets
Beginning of Period	$11.2	$11.3	$12.5
Inflows	1.9	0.7	2.1
Outflows	(2.0)	(2.8)	(2.2)
Net Flows	(0.1)	(2.1)	(0.1)
Market Appreciation/(Depreciation)	4.3	2.0	(1.1)
End of Period	$15.4	$11.2	$11.3
Retail Accounts
Assets
Beginning of Period Assets	$5.9	$2.2	$3.1
Inflows	2.3	4.0	0.9
Outflows	(1.2)	(1.0)	(1.6)
Net Flows	1.1	3.0	(0.7)
Market Appreciation/(Depreciation)	2.6	0.7	(0.2)
End of Period	$9.6	$5.9	$2.2
Total
Assets
Beginning of Period	$17.1	$13.5	$15.6
Inflows	4.2	4.7	3.0
Outflows	(3.2)	(3.8)	(3.8)
Net Flows	1.0	0.9	(0.8)
Market Appreciation/(Depreciation)	6.9	2.7	(1.3)
End of Period	$25.0	$17.1	$13.5

The following table describes the allocation of our AUM among our investment strategies, as of December 31, 2013, 2012, and 2011:

	AUM at December 31,
Investment Strategy	2013	2012	2011
	(in billions)
U.S. Value Strategies[1]	$15.1	$10.9	$7.9
Global Value Strategies[1]	6.3	4.1	3.7
Non-U.S. Value Strategies	3.6	2.1	1.9
Total	$25.0	$17.1	$13.5
1 During 2013, approximately $0.1 billion of previously reported assets under management in U.S. Value Strategies has been reclassified to Global Value Strategies. Historical information has been reclassified for all periods presented.
During the year ended December 31, 2013, our AUM increased $7.9 billion, or 46.2%, from $17.1 billion at December 31, 2012. This increase is primarily due to inflows in our Global and Non-U.S. strategies and market appreciation during the year ended December 31, 2013.
At December 31, 2013, we managed $15.4 billion in institutional accounts and $9.6 billion in retail accounts, for a total of $25.0 billion in assets. For the year ended December 31, 2013, we experienced $6.9 billion in market appreciation and total gross inflows of $4.2 billion, which were partially offset by total gross outflows of $3.2 billion. Assets in institutional accounts increased by $4.2 billion, or 37.5%, from $11.2 billion at December 31, 2012, due to $4.3 billion in market appreciation and $1.9 billion in gross inflows partially offset by $2.0 billion in gross outflows . Assets in retail accounts increased by $3.7 billion, or 62.7%, from $5.9 billion billion at December 31, 2012 as a result of $2.6 billion in market appreciation and $2.3 billion in gross inflows, partially offset by $1.2 billion in gross outflows.
At December 31, 2012, we managed $11.2 billion in institutional accounts and $5.9 billion in retail accounts, for a total of $17.1 billion in assets. For the year ended December 31, 2012, we experienced total gross inflows of $4.7 billion and $2.7 billion in market appreciation, which were partially offset by total gross outflows of $3.8 billion. Assets in institutional accounts decreased by $0.1 billion, or 0.9%, from $11.3 billion at December 31, 2011, due to $2.8 billion in gross outflows partially offset by $2.0 billion in market appreciation and $0.7 billion in gross inflows. Assets in retail accounts increased by $3.7 billion, or 168%, from $2.2 billion billion at December 31, 2011 as a result of $4.0 billion in gross inflows and $0.7 billion in market appreciation, partially offset by $1.0 billion in gross outflows. Retail inflows are primarily associated with our assignment to manage 28% of the Vanguard Windsor Fund as of the beginning of August 2012.
At December 31, 2011, we managed $11.3 billion in institutional accounts and $2.2 billion in retail accounts, for a total of $13.5 billion in assets. For the year ended December 31, 2011, we experienced total gross outflows of $3.8 billion and market depreciation of $1.3 billion, which were partially offset by total gross inflows of $3.0 billion. Assets in institutional accounts decreased by $1.2 billion, or 9.6%, from $12.5 billion at December 31, 2010, due to $2.2 billion in gross outflows and $1.1 billion in market depreciation, partially offset by $2.1 billion in gross inflows. Assets in retail accounts decreased by $0.9 billion, or 29%, from $3.1 billion at December 31, 2010, as a result of $1.6 billion in gross outflows and $0.2 billion in market depreciation, partially offset by $0.9 billion in gross inflows.
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

Revenues
Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three years ended December 31, 2013, 2012, and 2011 is described below:

	For the Year Ended December 31,
Revenue	2013	2012	2011
	(in thousands)
Institutional Accounts	$75,783	$64,919	$72,002
Retail Accounts	19,986	11,361	11,043
Total	$95,769	$76,280	$83,045
Year Ended December 31, 2013 versus December 31, 2012
Our total revenue increased $19.5 million, or 25.5%, to $95.8 million for the year ended December 31, 2013, from $76.3 million for the year ended December 31, 2012. This change was driven primarily by a $3.6 million increase in performance fees recognized, as well as an increase in average assets. For the years ended December 31, 2013 and 2012, average assets were $21.0 billion and $14.9 billion, respectively. This increase in average assets was driven by market appreciation and net inflows during 2013. To the extent that we experience further shifts in average AUM, our revenue could be affected.
Our weighted average fee rates were 0.456% and 0.512% for the years ended December 31, 2013 and 2012, respectively. This decrease was primarily due to a shift in mix towards our expanded products and larger relationships as well as a shift in mix between our institutional and retail strategies, which generally carry lower fees, partially offset by the increase in performance fees recognized in 2013 as noted above. This shift in mix reflects the full year impact of retail inflows associated with our assignment to manage 28% of the Vanguard Windsor Fund as of the beginning of August 2012 as well as net inflows in our retail accounts during 2013. For the year ended December 31, 2013, average assets in our institutional and retail strategies were 62.4% and 37.6%, respectively, of total average AUM. For the year ended December 31, 2012, average assets in our institutional and retail strategies were 75.8% and 24.2%. Average assets in institutional accounts increased $1.8 billion, or 15.9%, to $13.1 billion for the year ended December 31, 2013, from $11.3 billion for the year ended December 31, 2012, and had weighted average fees of 0.580% and 0.574% for the years ended December 31, 2013 and 2012, respectively. Weighted-average fee rates increased primarily due to the increase in performance fees recognized during 2013, partially offset by a higher mix of assets in our expanded products and larger relationships, which generally carry lower fee rates. Average assets in retail accounts increased $4.3 billion, or 119%, to $7.9 billion for the year ended December 31, 2013, from $3.6 billion for the year ended December 31, 2012, and had weighted average fees of 0.252% and 0.316% for the years ended December 31, 2013 and 2012, respectively. The decrease in weighted average fees in retail accounts was due primarily to the full year impact of the Vanguard assignment.
Year Ended December 31, 2012 versus December 31, 2011
Our total revenue decreased $6.7 million, or 8.1%, to $76.3 million for the year ended December 31, 2012, from $83.0 million for the year ended December 31, 2011. This change was driven primarily by a $3.5 million decrease in performance fees recognized, as well as a shift in the mix of average AUM between our institutional and retail strategies. For the year ended December 31, 2012, average assets in our institutional and retail strategies were 75.8% and 24.2%, respectively, of total average AUM. For the year ended December 31, 2011, average assets in our institutional and retail strategies were 81.3% and 18.7%, respectively of total average AUM. As discussed above, due to the substantially large account size of certain of our retail accounts, these accounts generally carry lower weighted average fee rates. This shift in mix was driven by retail inflows primarily associated with our assignment to manage 28% of the Vanguard Windsor Fund as of the beginning of August 2012 as well as net outflows in our institutional accounts. To the extent that we experience further shifts in average AUM, our revenue could be affected.
Our weighted average fee rates were 0.512% and 0.553% for the years ended December 31, 2012 and 2011, respectively. This decrease was primarily due to the decrease of performance fees recognized in 2012 as noted above combined with the partial period impact of a higher mix of assets in our retail Large Cap Expanded Value strategy which carries a lower fee rate. Average assets in institutional accounts decreased $0.9 billion, or 7.4%, to $11.3 billion for the year ended December 31, 2012, from $12.2 billion for the year ended December 31, 2011, and had weighted average fees of 0.574% and 0.591% for the years ended December 31, 2012 and 2011, respectively. Weighted average fee rates decreased primarily due to the decrease in performance fees recognized during 2012, partially offset by a higher mix of assets in our Global Focused Value strategy, which generally carries higher fee rates. Average assets in retail accounts increased $0.8 billion, or 28.6%, to $3.6 billion for the year ended December 31, 2012, from $2.8 billion for the year ended December 31, 2011, and had weighted average fees of 0.316% and 0.389% for the years ended December 31, 2012 and 2011, respectively. The decrease in weighted average fees in retail accounts was due primarily to partial period impact of the Vanguard assignment.

Expenses
Our operating expense is driven primarily by our compensation costs. The table below describes the components of our operating expense for the years ended December 31, 2013, 2012, and 2011.

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash Compensation and Other Benefits	$31,374	$28,690	$29,518
Other Non-Cash Compensation	5,448	3,065	5,047
Total Compensation and Benefits Expense	36,822	31,755	34,565
General and Administrative Expense	8,099	7,346	10,626
Total Operating Expenses	$44,921	$39,101	$45,191
Year Ended December 31, 2013 versus December 31, 2012
Total operating expense increased by $5.8 million, or 14.9%, to $44.9 million for the year ended December 31, 2013, from $39.1 million for the year ended December 31, 2012.
Compensation and benefits expense increased by $5.1 million, or 16.0%, to $36.8 million for the year ended December 31, 2013, from $31.8 million for the year ended December 31, 2012. This increase reflects an increase in salary, headcount and the discretionary bonus accrual. The $2.4 million increase in non-cash compensation was primarily due to a shift in compensation mix and the amortization associated with previously issued awards. We would expect non-cash compensation expense in subsequent years to depend on the size and composition of awards granted under our equity incentive plans.
General and administrative expense increased by $0.8 million, or 10.3%, to $8.1 million for the year ended December 31, 2013, from $7.3 million for the year ended December 31, 2012. This increase is primarily due to an increase in business activities during 2013.
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
Compensation and benefits expense decreased by $2.8 million, or 8.1%, to $31.8 million for the year ended December 31, 2012, from $34.6 million for the year ended December 31, 2011. This decrease was primarily attributable to $2.2 million in charges related to certain employee departures recognized during the fourth quarter of 2011 and a decrease of $0.6 million in discretionary bonus amounts in 2012. The $0.8 million decrease in cash compensation is primarily due to the one-time charges recognized during the fourth quarter of 2011, partially offset by a shift in compensation mix. The $2.0 million decrease in other non-cash compensation was primarily due to a shift in compensation mix and a reduction in amortization associated with previously issued awards. We would expect non-cash compensation expense in subsequent years to depend on the size and composition of awards granted under our equity incentive plans.
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
Other Income/(Expense)
Year Ended December 31, 2013 versus December 31, 2012
Other income/(expense) was an expense of $1.8 million for the year ended December 31, 2013, and consisted primarily of $4.5 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $2.4 million of net realized and unrealized gain from investments and $0.3 million in interest and dividend income. Other income/(expense) was an expense of $0.9 million for the year ended December 31, 2012, and consisted primarily of $2.6 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $1.5 million of net realized and unrealized gain from investments and $0.3 million in interest and dividend income. As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders. The $0.9 million year-over-year change in net realized and unrealized gains was due to investment performance.
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
Income Tax Expense
Our results for the years ended December 31, 2013, 2012, and 2011 included the effects of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and certain one-time charges discussed in “Expenses,” above. Our effective tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and adjustments related to certain one-time charges recognized in operating expense in the fourth quarter of 2011, was 38.9%, 42.8%, and 42.4% for the years ended December 31, 2013, 2012, and 2011, respectively.
Non-GAAP income before corporate income taxes used to calculate our income before income taxes for the years ended December 31, 2013, 2012, and 2011 are as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Income Before Income Taxes	$49,027	$36,316	$36,388
One-time adjustments	—	—	4,798
Change in Liability to Selling and Converting Shareholders	4,468	2,647	1,581
Non-GAAP Unincorporated Business Taxes	(2,434)	(2,420)	(2,622)
Non-GAAP Net Income Attributable to Non-Controlling Interests	(41,768)	(30,565)	(33,878)
Non-GAAP Income Before Corporate Taxes	$9,293	$5,978	$6,267
Unincorporated Business Taxes	$2,434	$2,420	$2,617
Add back: Effect of One-Time Adjustments	—	—	5
Non-GAAP Unincorporated Business Taxes	$2,434	$2,420	$2,622
Net Income Attributable to Non-Controlling Interests	$41,768	$30,565	$29,861
Add back: Effect of One-Time Adjustments	—	—	4,017
Non-GAAP Net Income Attributable to Non-Controlling Interests	$41,768	$30,565	$33,878

Our non-GAAP effective tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, and adjustments related to certain one-time charges recognized in operating expense in the fourth quarter of 2011, was determined as follows:

	For the Year Ended December 31,
	2013		2012		2011
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)		(in thousands)
Federal Corporate Tax	$3,159	34.0%	$2,032	34.0%	$2,131	34.0%
State and Local Taxes, Net of Federal Benefit	716	7.7%	529	8.9%	556	8.9%
Prior Period and Other Adjustments	(263)	(2.8)%	(2)	(0.1)%	(31)	(0.5)%
Non-GAAP Effective Taxes	$3,612	38.9%	$2,559	42.8%	$2,656	42.4%
Year Ended December 31, 2013 versus December 31, 2012
Income tax expense decreased $1.3 million, from $1.9 million for the year ended December 31, 2012, to $0.6 million for the year ended December 31, 2013. The 2013 and 2012 income tax expense included $6.1 million and $3.1 million, respectively, of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset related to our tax receivable agreement. The 2013 income tax expense also reflects a $0.3 million adjustment associated with the net impact of the change in the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with the change in the effective tax rate and the prior year's final tax return. Exclusive of these adjustments, the remaining income tax expense for the year ended December 31, 2013 consisted of $2.4 million in operating company unincorporated business taxes, $4.0 million of corporate income taxes partially offset by a $0.4 million decrease in the valuation allowance associated with items not related to our tax receivable agreement. On a similar basis, the remaining income tax expense for the year ended December 31, 2012 consisted of $2.4 million of operating company unincorporated business taxes and $2.6 million of corporate income taxes. The flat operating company unincorporated business tax reflects the $0.6 million tax benefit associated with the amendment of prior year tax returns to change the methodology for state and local receipts as well as the change in the current methodology for state and local receipts made during the first quarter of 2013, offset by an increase in taxable income. The increase in corporate income taxes primarily reflects the increase in net income. A comparison of the GAAP effective tax rates for the years ended December 31, 2013 and 2012 is not meaningful due the valuation allowance adjustments.
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
Non-Controlling Interests
Year Ended December 31, 2013 versus December 31, 2012
Net income attributable to non-controlling interests was $41.8 million for the year ended December 31, 2013, and consisted of $40.5 million associated with our employees' and outside investors' approximately 81.4% weighted-average interest in the income of the operating company, and approximately $1.2 million associated with our consolidated subsidiaries' interest in the income of our consolidated investment partnerships. Net income attributable to non-controlling interests was $30.6 million for the year ended December 31, 2012, and consisted of $29.7 million associated with our employees’ and outside investors’ approximately 83.3% weighted-average interest in the income of the operating company, and approximately $0.9 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships. The change in net income attributable to non-controlling interests reflects primarily the increase in performance fees recognized and in our average AUM, each of which had a corresponding positive impact on operating company revenues and income. This increase also reflects an increase in the performance in our consolidated investment partnerships in 2013 compared to 2012.

Year Ended December 31, 2012 versus December 31, 2011
Net income attributable to non-controlling interests was $30.6 million for the year ended December 31, 2012, and consisted of $29.7 million associated with our employees’ and outside investors’ approximately 83.3% weighted-average interest in the income of the operating company, and approximately $0.9 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships. Net income attributable to non-controlling interests was $29.9 million for the year ended December 31, 2011. The one-time adjustments discussed above in “Expenses” reduced net income attributable to non-controlling interests by $4.0 million in 2011. Exclusive of these one-time adjustments, net income attributable to non-controlling interests was $33.9 million for the year ended December 31, 2011, and consisted of $34.2 million associated with our employees’ and outside investors’ approximately 84.8% weighted-average interest in the income of the operating company, offset by the $0.3 million effect of the absorption, by our consolidated subsidiaries, of their share of the losses of our consolidated investment partnerships. The change in net income attributable to non-controlling interests, excluding the impact of one-time adjustments, reflects primarily the decrease in performance fees recognized and in our average AUM, each of which had a corresponding negative impact on operating company revenues and income. This decrease was offset by positive performance in our consolidated investment partnerships in 2012 compared to 2011.
Liquidity and Capital Resources
Historically, the working capital needs of our business have primarily been met through the cash generated by our operations. Distributions to members of our operating company are our largest use of cash from financing activities. Other activities include purchases and sales of investments to fund our deferred compensation program, and, to a lesser extent, capital expenditures.
At December 31, 2013, our cash and cash equivalents was $33.9 million, inclusive of $3.4 million in cash held by our consolidated subsidiaries. Advisory fees receivable was $23.9 million. We also had approximately $5.3 million in investments and $1.0 million in our cash and cash equivalents set aside to satisfy our obligations under our deferred compensation program.
We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations. As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world. Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM. For the year ended December 31, 2013, our average AUM and revenues increased by 40.9% and 25.5%, respectively, compared to our average AUM and revenues for the year ended December 31, 2012.
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
On an annual basis, our Board of Directors has targeted a cash dividend payout ratio of approximately 70% to 80% of our non-GAAP diluted net income, subject to growth initiatives and other funding needs. Our ability to pay dividends is subject to the Board of Directors’ discretion and may be limited by our holding company structure and applicable provisions of Delaware law. See “Item 1A — Risk Factors — Risks Relating to Our Class A Common Stock — Our ability to pay dividends is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
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
Cash Flows
Year Ended December 31, 2013 versus December 31, 2012
Cash and Cash Equivalents increased $1.3 million to $33.9 million in 2013 compared to $32.6 million in 2012. Net cash provided by operating activities increased $12.5 million in 2013 to $44.5 million from $32.0 million in 2012. The increase was primarily due to an increase in net income partially offset by changes in operating assets and liabilities and working capital.
Net cash used in investing activities was $1.8 million in 2013 compared to $0.1 million used in 2012. The $1.7 million increase was primarily attributable to a $1.0 million increase in purchases from investments in deferred compensation, a $0.5 million decrease in proceeds from investments in our deferred compensation plan, and $0.2 million increase in purchases of property and equipment during 2013.
Net cash used in financing activities increased $7.2 million in 2013 to $41.5 million from $34.3 million in 2012. This increase is primarily due to a $5.0 million increase in the repurchase and retirement of Class A common stock, Class B units, and Class B units options during 2013. This increase also reflects a $2.4 million increase in distributions to non-controlling interests driven the increase in partnership tax allocation payments associated with increased taxable income in 2013.
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
Contractual Obligations
The following table sets forth information regarding our consolidated contractual obligations as of December 31, 2013.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating Lease Expenses, Net of Sublease Rental Income	$3,158	$1,722	$1,436	$—	$—
Total	$3,158	$1,722	$1,436	$—	$—
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2013.
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
We believe that the accounting estimate related to the $54.0 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance. If we are not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.
Tax benefits related to stock option windfall deductions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. We will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-In Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. During the year ended December 31, 2013, we had approximately $0.4 million in tax benefits associated with stock- and unit-based awards that it was not able to recognize. This amount is reflected as an unrecognized tax benefit.
Management judgment is required in determining our provision for income taxes, evaluating our tax positions and establishing deferred tax assets and liabilities. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. If the ultimate resolution of uncertainties is different from currently estimated, it could affect income tax expense and the effective tax rate.
Recently Issued Accounting Pronouncements Not Yet Adopted
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 provides amendments to ASC No. 740,“Income Taxes”, which clarify the guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, and is not expected to have a material impact on our financial condition or results of operations.

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
Our revenue for the three years ended December 31, 2013 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices. Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.
We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of marketable securities and investments in mutual funds. At December 31, 2013, the fair value of these assets was $2.4 million and $5.2 million, respectively. Assuming a 10% increase or decrease, the fair value would increase or decrease by $0.2 million and $0.5 million, respectively, at December 31, 2013.
Interest Rate Risk
Since the Company does not have any debt that bears interest at a variable rate, it does not have any direct exposure to interest rate risk at December 31, 2013.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
During the course of their review of our consolidated financial statements as of December 31, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).
Based on the assessment using those criteria, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
Our independent registered public accounting firm audited the financial statements included in this Annual Report and have issued an audit report on our internal control over financial reporting. This report appears on page F-3 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
There was no information that we were required to disclose in a current report on Form 8-K during the fourth quarter of fiscal 2013 that was not so disclosed.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table provides certain information relating to our directors and executive officers.

Name	Age	Position
Richard S. Pzena	55	Chairman, Chief Executive Officer, Co-Chief Investment Officer
John P. Goetz	56	President, Co-Chief Investment Officer, Director
William L. Lipsey	55	President, Head of Marketing and Client Service, Director
Gary J. Bachman	46	Chief Financial Officer
Antonio DeSpirito, III	45	Executive Vice President
Michael D. Peterson	49	Executive Vice President
Steven M. Galbraith	51	Director
Joel M. Greenblatt	56	Director
Richard P. Meyerowich	71	Director
Charles D. Johnston	60	Director
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
Antonio DeSpirito, III was appointed Executive Vice President in February 2011. He is also a Portfolio Manager of our Large Cap Focused Value, Large Cap Expanded Value, Focused Value Service, and All Cap Focused Value strategies. Prior to joining Pzena Investment Management in 1996, Mr. DeSpirito was an Associate in the Corporate Department of Ropes & Gray LLP. He earned a B.S. summa cum laude from the Wharton School of the University of Pennsylvania in 1990 and a J.D. magna cum laude from Harvard Law School in 1993.
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
Steven M. Galbraith has been a member of our Board of Directors since October 2007. Mr. Galbraith is a Managing Member of Herring Creek Capital, a registered investment advisor managing private investment funds exclusively for qualified investors. Previously, he had been a partner at Maverick Capital where he had portfolio and general management responsibilities. Prior to joining Maverick Capital in 2004, Mr. Galbraith served as Chief Investment Officer and Chief U.S. Investment Strategist at Morgan Stanley from June 2000 to December 2003. Before joining Morgan Stanley, he was a partner at Sanford Bernstein, where he was an analyst in the packaged foods sector and the securities industry. Mr. Galbraith was also an employee of our operating company from June 1998 to March 1999. Mr. Galbraith was an Adjunct Professor at Columbia University Business School where he taught securities analysis. He serves on the board of trustees of Tufts University and the National Constitution Center in Philadelphia. Mr. Galbraith is a member of the board of directors of the Harlem Success Academy and Narragansett Brewing Company. He is also a member of the Financial Research Advisory Committee. He received his B.A. summa cum laude from Tufts University, where he was elected to Phi Beta Kappa.
Joel M. Greenblatt has been a member of our Board of Directors since October 2007. Mr. Greenblatt has been a Managing Partner of Gotham Capital, a hedge fund that he founded, since 1985, and of Gotham Asset Management since 2002. Mr. Greenblatt is also the Managing Principal of Gotham Asset Management, LLC, a registered investment adviser (formerly known as Formula Investing, LLC). For the past fourteen years, he has been an Adjunct Professor at Columbia University Business School, where he teaches Value and Special Situation Investing. Mr. Greenblatt is the former Chairman of the board of Alliant Techsystems, a NYSE-listed aerospace and defense company. He is the co-chairman of Harlem Success Academy, a charter school in New York City. He is the author of three books, You Can Be A Stock Market Genius (Simon & Schuster, 1997), The Little Book That Beats The Market (John Wiley & Sons, 2005), and The Big Secret for the Small Investor (John Wiley & Sons, 2011). Mr. Greenblatt earned a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania in 1979 and 1980, respectively.
Richard P. Meyerowich has been a member of our Board of Directors since October 2007. Mr. Meyerowich worked in the New York office of Deloitte & Touche LLP from 1966 to 2005, including as a Senior Partner from 1978 to 2005. Mr. Meyerowich headed the National Investment Management Practice for over ten years and served as lead partner on major investment management entities, including SEC-registered mutual funds, unit investment funds, hedge funds, investment partnerships, separate accounts of insurance companies and commodity pools. He served two terms on the Investment Companies Committee of the American Institute of Certified Public Accountants. From 2005 through 2009, he served as an external consultant for Deloitte & Touche on quality control and technical advice. In March 2011, Mr. Meyerowich became a member of the board of directors of AIG Property Casualty, a global property and casualty insurance subsidiary of American International Group, Inc. Mr. Meyerowich is also a member of the AIG Property Casualty audit committee. Mr. Meyerowich earned a B.S. in Economics from Wagner College in 1965. He is currently retired.
Charles D. Johnston became a member of our Board of Directors in February 2014. Mr. Johnston most recently served as President of Morgan Stanley Smith Barney, from 2009 to 2011. From 2004 to 2009, he was President and Chief Executive Officer of Smith Barney. He served as a Divisional Director of Smith Barney from 1999-2003. Mr. Johnston is a past member of Morgan Stanley’s Operating and Management Committees, as well as Citigroup’s Management Committee, and is a regular speaker at industry events. Mr. Johnston earned a B.S. in Marketing and Finance in 1976 from Purdue University. He is currently retired.
There are no family relationships among any of our directors or executive officers.
Board Composition
Our Board of Directors currently consists of seven directors. For the year ended December 31, 2013, we have determined that each of Messrs. Galbraith, Greenblatt, and Meyerowich is an “independent” director within the meaning of the applicable rules of the SEC and the NYSE. Our Board also determined that Mr. Tysoe, who resigned in August 2013, was also an independent director. On February 5, 2014, Mr. Johnston joined our Board of Directors as our fourth independent director to fill the vacancy created by the resignation of Mr. Tysoe.
Our bylaws provide that our Board of Directors will consist of five directors, or such number of directors as fixed by our Board of Directors from time to time, and that the directors are elected for one-year terms and will continue to serve until the next annual meeting of stockholders, or until such director’s earlier death, resignation or removal.

Factors Involved In Selecting Directors
When considering whether the Board’s directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively, in light of our business and structure, the Nominating and Corporate Governance Committee focused on the information described in each of the Board members’ biographical information set forth above. With regard to Mr. Pzena, the Nominating and Corporate Governance Committee considered his experience as founder and CEO of our Company and operating company, and his breadth of knowledge regarding all aspects of the business, including its strategies, operations, and markets, as well as his acute business judgment. With respect to Messrs. Goetz and Lipsey, the Nominating and Corporate Governance Committee considered their experience as founding Executive Committee members, their broad-based knowledge of the business, as well as their extensive industry knowledge. With regard to Messrs. Galbraith and Greenblatt, the Nominating and Corporate Governance Committee considered their extensive investment management experience and their professional standing in the industry. The Nominating and Corporate Governance Committee also considered Mr. Greenblatt's prior and current Board experiences and governance skills. With regard to Mr. Meyerowich, the Nominating and Corporate Governance Committee considered his expertise and background in accounting matters, his leadership role at Deloitte & Touche LLP, as well as his designation as an audit committee financial expert. With respect to Mr. Johnston, the Nominating and Corporate Governance Committee considered his broad retail brokerage and wealth management experience, leadership roles, industry expertise, as well as his designation as an audit committee financial expert.
Board Leadership Structure
The Nominating and Corporate Governance Committee is responsible for reviewing the leadership structure of our Board of Directors, and additionally reviewing the performance of the Chairman of the Board and Chief Executive Officer.
Since the inception of our Company in October 2007, as permitted by our Company’s Corporate Governance Guidelines, the Chairman of the Board position has been held by Richard S. Pzena, the CEO of our Company and our operating company. The Nominating and Corporate Governance Committee has considered the issue of Mr. Pzena’s combined role, and approved the continuation of this structure for the following reasons:

•	The CEO is most familiar with the day to day operations of our Company and operating company.

•	The CEO is in the best position to bring matters before our Board of Directors and serve as its Chairman.

•	A combined CEO and Chairman role provides consistent leadership, stability and continuity for us.
The Board of Directors has additionally affirmed the combination of the CEO and Chairman roles for the reasons set forth above.
In accordance with our Corporate Governance guidelines, we have the option of alternating directors to lead executive sessions of the Board of Directors, or to select a lead independent director. To date, our independent directors have not named a lead independent director. Accordingly, no single director presides at all executive sessions of the non-management directors, but rather alternate directors lead each of the executive sessions. Accordingly, the role of presiding director at each executive session of non-management directors in 2013, until Mr. Tysoe's resignation in August, was regularly rotated among Messrs. Galbraith, Greenblatt, Meyerowich and Tysoe. After Mr. Tysoe's resignation, the role of presiding director at each executive session of non-management directors during 2013 was rotated among Messrs. Galbraith, Greenblatt and Meyerowich.
Board Risk Oversight Role
Our Board of Directors has delegated the role of risk oversight to its Audit Committee pursuant to the Audit Committee’s charter. Our Audit Committee continues to concentrate on determining the adequacy of our risk-management programs.
Our approach to risk management includes a variety of internal procedures, test protocols and examinations, including the following:

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

The Risk Management Committee of our operating company was established in 2010 to ensure ongoing coordination among the various risk management programs. The purpose of the Risk Management Committee, whose members include department heads or their delegates, is to identify business risks and evaluate the effectiveness of all risk mitigation activities. The Risk Management Committee met six times during 2013.
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

Messrs. Galbraith, Greenblatt, Meyerowich and Johnston currently serve on the Audit Committee, and Mr. Meyerowich serves as its chair. Our Board of Directors has determined that both Messrs. Meyerowich and Johnston are “audit committee financial experts” as such term is defined in the rules and regulations of the SEC.
Compensation Committee
Our Compensation Committee assists our Board of Directors in the discharge of its responsibilities relating to the compensation of our executive officers.
Our Compensation Committee’s responsibilities include:

•	reviewing and approving, or making recommendations to our Board of Directors with respect to, the compensation of our executive officers;

•	overseeing and administering, and making recommendations to our Board of Directors with respect to, our cash and equity incentive plans; and

•	reviewing and making recommendations to the Board of Directors with respect to director compensation.
Messrs. Galbraith, Greenblatt, Meyerowich and Johnston currently serve on the Compensation Committee and Mr. Galbraith serves as its chair.

Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee assists our Board of Directors by:

•	identifying and recommending to our Board of Directors individuals qualified to serve as our directors and on committees of the Board of Directors;

•	advising the Board of Directors on Board composition, procedures and committees;

•	initiating and overseeing governance policies such as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for Senior Financial Officers; and

•	overseeing the evaluation of the Board and Company management.
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
Messrs. Galbraith, Greenblatt, Meyerowich and Johnston currently serve on the Nominating and Corporate Governance Committee and Mr. Greenblatt serves as its chair.
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
Based on a review of such reports and written representations of our directors and executive officers, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% shareholders were complied with in respect of our fiscal year ended December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the Board of Directors is responsible for determining executive officer compensation. The Compensation Committee, consisting of Messrs. Galbraith, Greenblatt, Meyerowich and Johnston, is comprised entirely of independent directors, as defined in the NYSE rules. Until his resignation from our board in August 2013, Ronald Tysoe also served as a member of the Compensation Committee. Members of the Compensation Committee additionally qualify as “non-employee directors” within the meaning of Rule 16b-3 promulgated under the Exchange Act, and “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. In 2013, Mr. Greenblatt and his related entities received an aggregate payment in the amount of approximately $433,263 pursuant to the terms of the Tax Receivable Agreement. See “Item 13-Certain Relationships and Related Transactions, and Director Independence-Tax Receivable Agreement.”
During fiscal 2013, none of our executive officers served as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that had one or more of its executive officers serving as a member of our Board of Directors or our Compensation Committee.

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
Charles D. Johnston
Compensation Discussion and Analysis
This section summarizes the principles underlying our policies relating to our executive officers’ compensation. It generally describes the manner and context in which compensation is earned by, and awarded to, our executive officers and provides perspective on the tables and narratives that follow.
Philosophy and Objectives of Our Executive Compensation Program
Our executive compensation is intended to produce the best possible long-term results for both our investor clients and shareholders. The primary means of alignment between executive officers and shareholder interests is evidenced by the significant holdings held by most of our individual executive officers. This alignment is further enhanced by our annual compensation structure, which is designed to reward performance leading to excellent long-term results. Executive compensation has a base salary component and a bonus component. The bonus itself can be granted in the form of cash or various forms of equity participation. A portion of the bonus may be deferred pursuant to the Bonus Plan, which absent certain articulated exemptions, is dependent on continued employment with us. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Bonus Plan” for a description of the Bonus Plan.
It is intended that the magnitude of the bonus reflect the industry standards for executive responsibilities, and reflect the actual achievement of goals and objectives we have set. However, no fixed criteria or formula is used in determining the amount of a bonus. Rather, the Compensation Committee uses its discretion to make a determination of the effectiveness of the executive and the extent of the executive’s contributions to our success and, based on that determination, recommends bonus amounts to the full Board. The minimum bonus would generally entail compensation below industry norms and reflect poor performance on objectives, while the maximum bonus would reflect superior performance on objectives.
Consistent with this philosophy, 2013 compensation was established to reflect executive officer contributions to the following:

(i)	Development of new leaders to provide succession options for the Executive Committee and other managerial responsibilities.

(ii)	Management of the overall business in a manner consistent with shareholder interests, including:

•	Managing the cost structure to maintain a margin of profitability consistent with leading asset management firms and the overall investment environment.

•	Enhancing our overall growth through developing global capabilities and introducing new initiatives and products consistent with clients’ interests.

(iii)	Setting an example for our employees in business behavior at an exceptional ethical level, and in compliance with regulatory guidelines.

(iv)	Enhancing our reputation and asset gathering capability, with existing and future clients, through quality interaction and communication.
Our CEO/Co-Chief Investment Officer is responsible for all aspects of our operations. Additionally, specific goals were developed for each of the below executive officers.
For President/Co-Chief Investment Officer and Executive Vice Presidents:

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

(iii)	Develop a retail mutual fund business to expand the reach of our products and to grow assets under management.
For Chief Financial Officer:

(i)	Oversee our financial reporting process to achieve accurate and effective financial statements.

(ii)	Enhance our controllership and financial functions through exemplary leadership.
In determining compensation for all executive officers, the Compensation Committee discusses each named executive officer to determine appropriate bonus levels.
Principal Components of Executive Compensation
We have established compensation practices that directly link compensation with our performance, as described below. These practices apply to all of our professionals, including our named executive officers. Ultimately, ownership in our Company is the primary tool that we use to attract and retain professionals, including the named executive officers. As of December 31, 2013, our employee members held approximately 61.9% of the ownership interests in our operating company, the substantial majority of which is held by our executive officers, together with their estate planning vehicles.
We consider the following elements of compensation for our named executive officers:

(i)	cash compensation, consisting of a base salary;

(ii)	annual cash bonuses;

(iii)	mandatory deferred compensation;

(iv)	equity-based compensation and related distributions of earnings of our operating company; and

(v)	perquisites.
The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between currently paid out and long-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. In order to attract and retain qualified personnel, compensation and benefits packages, including those of certain of our named executive officers, are reviewed against relevant industry and geographic peer groups, as compiled by McLagan Partners, a compensation specialist focusing on the asset management industry, but we do not benchmark against peer group data. The universe of companies in the McLagan Partners’ analysis includes approximately 150 publicly traded asset managers and asset management subsidiaries of larger financial services firms with which we compete, among others. To the extent applicable, the Compensation Committee reviews McLagan Partners’ data by position for the entire universe of companies on a summary basis, as well as data by position for certain subgroups on a summary basis, such as companies with assets under management and a geographic location similar to ours, rather than specific compensation data for individual competitors.
It is customary in the investment management industry to provide for base salaries and discretionary bonuses to be paid to executives upon whom we rely for our success. Cash compensation in the form of a fixed base salary and discretionary cash bonuses constitutes only a portion of the compensation that we pay our named executive officers.

(i)
Base Salary.  Consistent with industry practice, the base salaries for our named executive officers generally account for a relatively small portion of their overall compensation. Pursuant to their respective Executive Employment Agreements, as amended, and as further discussed below, Messrs. Pzena, Goetz and Lipsey are each entitled to receive a base salary which is determined annually by the Compensation Committee. For 2013, Messrs. Pzena, Goetz and Lipsey each received a base salary at the annual rate of $277,500, and a contribution of $22,500 by our Company to each of their respective 401(k) accounts.

We have not entered into employment contracts with Mr. Bachman, our Chief Financial Officer, or either of our Executive Vice Presidents, Messrs. DeSpirito and Peterson. For 2013, Messrs. DeSpirito and Peterson each received a base salary at the annual rate of $277,500, and a contribution of $22,500 by our Company to each of their respective 401(k) accounts. For 2013, Mr. Bachman received a base salary at an annual rate of $300,000 and a contribution by our Company of $5,129 to his 401(k) account.

(ii)
Cash Bonuses.  As further discussed below under “Executive Employment Agreements,” each of Messrs. Pzena, Goetz and Lipsey may be paid an annual bonus as determined by the Compensation Committee. In 2013, the Compensation

Committee reviewed the aforementioned objectives for the named executive officers, both by individual position, and as a group. Based on an analysis of the relevant objectives, the Compensation Committee determined that for 2013, Messrs. Pzena, Goetz, and Lipsey should each receive a total cash bonus in the amount of $1,170,000, which excludes amounts deferred pursuant to the Bonus Plan. Messrs. DeSpirito and Peterson each received a total cash bonus in the amount of $990,000 and $930,000, respectively, which excludes amounts deferred pursuant to the Bonus Plan.
Mr. Pzena’s total 2013 compensation was reduced by $43,739 for certain business expenses not reimbursable under our expense reimbursement policy. A portion of this amount reduced Mr. Pzena's total 2013 cash bonus.
In 2012, as a result of compensation modifications relating to the years 2010 and 2011, the Compensation Committee approved an additional $540,000 payable to Mr. Lipsey (also subject to our deferred compensation practices under the Bonus Plan). During 2012, Mr. Lipsey was paid $100,000 of this amount, which consisted of $60,000 in additional cash bonus and $40,000 in the form of deferred compensation (included in the amount reflected for Mr. Lipsey in 2012 under the “All Other Compensation” column of the “Summary Compensation Table” below). In 2013, Mr. Lipsey was granted the remaining $440,000, which will vest ratably over a four year period (subject to vesting provisions as described in the Bonus Plan), and is reflected for Mr. Lipsey in the 2013 “All Other Compensation” column of the “Summary Compensation Table” below.
The Compensation Committee also determined that Mr. Bachman, our Chief Financial Officer, should be awarded a cash bonus in the amount of $165,000 for 2013.

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

(iv)
Equity Based Compensation and Distribution of Earnings of Our Operating Company.  We have awarded many of our employees, including our named executive officers, ownership interests in our operating company. Historically, the substantial majority of the remuneration that our CEO and two Presidents received from us consisted of cash distributions in proportion to their respective ownership interests of our operating company. These three executive officers have substantial ownership interests in our operating company. They receive distributions in respect of their membership units in the same amount, and at the same time as distributions are made on all other membership units, including Class A units, which creates an alignment of their interests with those of our Class A stockholders. The amounts of these distributions are not shown in the Summary Compensation Table below because they arise out of their ownership interest in our operating company. At December 31, 2013, 2012 and 2011, our CEO and two Presidents, owned approximately 45.5%, 55.3% and 56.2%, respectively, of the economic interest in the operating company through their ownership of Class B units.

We adopted the PIM LLC 2006 Equity Incentive Plan, effective January 1, 2007, as amended, which permits the grant of a variety of equity awards relating to membership units of our operating company, including membership units, options to purchase membership units, and other unit-based awards, all of which are subject to vesting provisions. In order to allow for increased equity ownership in our operating company by employee members other than our CEO and two Presidents, we implemented in 2012, an equity incentive program, under the PIM LLC 2006 Equity Incentive Plan, that we intend will result in these other employee members owning up to 25% of the operating company over the next ten years. In this regard, in 2012, we granted Phantom Class B Units of our operating company to certain employees, including both of our Executive Vice Presidents, Messrs. DeSpirito and Peterson. In 2013, we made an additional grant of Phantom Class B Units to certain employees, including Mr. Peterson, who was awarded $1,000,000 of Phantom Class B Units (see "2013 Grants of Plan-Based Awards" below). These Phantom Class B Units vest ratably over a ten year period, are subject to continued employment with us, and are not entitled to receive dividends or dividend equivalents until vested into Class B Units. These unit-based awards are reflected in the “Unit Awards” column of the “Summary Compensation Table” below. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Incentive Plans — PIM LLC 2006 Equity Incentive Plan” for a description of the PIM LLC 2006 Equity Incentive Plan.
In connection with the commencement of his employment with us, in September 2012, we awarded 44,484 shares of restricted Class A common stock pursuant to the 2007 Equity Incentive Plan to Mr. Bachman, our Chief Financial Officer. These shares vest over a three year period, and are not entitled to receive dividends or dividend equivalents until vested. As of January 1, 2014, a total of 25,949 shares granted to Mr. Bachman have vested.
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
As a result of the shareholder vote, on an advisory basis, on the frequency of the advisory vote on executive compensation, we will hold another advisory vote on executive compensation at our 2014 annual meeting of shareholders.
Executive Employment Agreements
On October 30, 2007 we entered into employment agreements with each of Messrs. Pzena, Goetz and Lipsey. Pursuant to the terms of the individual employment agreements, (i) Mr. Pzena serves as our Chief Executive Officer, Co-Chief Investment Officer; (ii) Mr. Goetz serves as our President, Co-Chief Investment Officer; and (iii) Mr. Lipsey serves as our President, and Head of Marketing and Client Service. Under the terms of the employment agreements, each of Messrs. Pzena, Goetz and Lipsey served for an initial term of three years, ending October 30, 2010, subject to automatic, successive one-year extensions thereafter unless either party gives the other 60 days prior notice that the term will not be extended. Since then, these agreements have been automatically extended for four successive one-year extensions through October 30, 2014.
In order to be consistent with the philosophy and objectives of our executive compensation program, as outlined above, on November 1, 2012, we entered into amended employment agreements with each of Messrs. Pzena, Goetz and Lipsey, in order to eliminate “guaranteed payments” to these executive officers. The “guaranteed payments” consisted of a base salary at the annual rate of $300,000, as well as a performance component not to exceed $2,700,000 for any single fiscal year. Under their amended employment agreements, our CEO and two Presidents will receive an annual base salary and any annual bonus amount solely determined by our Compensation Committee and subject to the provisions of our Bonus Plan. We have not entered into any employment agreements with Messrs. Bachman, DeSpirito and Peterson.
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
Executive Compensation
The following table sets forth certain summary information concerning compensation provided by Pzena Investment Management, LLC during the fiscal years ended December 31, 2013, 2012 and 2011 (or for shorter periods as the individual named below served as a named executive officer) to our Chief Executive Officer, our Chief Financial Officer, our two Presidents and our two Executive Vice Presidents, whom we refer to collectively as the named executive officers. The amounts set forth under the Stock and Unit Awards and columns are calculated in accordance with the rules of the SEC and may not reflect actual amounts received by the named executive officer.
Summary Compensation Table

Name and Principal Position	Year	Salary($)(1)	Bonus($)(2)	Stock Awards($)(3)	Unit Awards($)(4)	All Other Compensation($)(5)		Total($)
Richard S. Pzena,	2013	$277,500	$1,143,757	—	—	$435,004		$1,856,261
Chief Executive Officer,	2012	277,500	1,034,903	—	—	362,436		1,674,839
Co-Chief Investment Officer	2011	300,000	999,731	—	—	316,487		1,616,218
Gary J. Bachman,	2013	$300,000	$165,000	—	—	$5,129		$470,129
Chief Financial Officer(6)	2012	85,385	150,000	$233,096	—	—		468,481
John P. Goetz,	2013	$277,500	$1,170,000	—	—	$452,500		$1,900,000
President, Co-Chief	2012	277,500	1,080,000	—	—	392,500		1,750,000
Investment Officer	2011	300,000	1,050,000	—	—	350,000		1,700,000
William L. Lipsey,	2013	$277,500	$1,170,000	—	—	$892,500		$2,340,000
President, Marketing	2012	277,500	1,140,000	—	—	432,500		1,850,000
and Client Services	2011	300,000	695,250	—	—	131,750		1,127,000
Antonio DeSpirito, III,	2013	$277,500	$990,000	—	—	$332,500		$1,600,000
Executive Vice President(7)	2012	277,500	1,080,000	—	$3,000,000	392,500		4,750,000
	2011	300,000	1,050,000	—	—	350,000		1,700,000
Michael D. Peterson,	2013	$277,500	$930,000	—	$1,000,000	$292,500	(8)	$2,500,000
Executive Vice President(7)	2012	277,500	1,080,000	—	3,000,000	392,500	(8)	4,750,000
	2011	300,000	1,050,000	—	—	350,000	(8)	1,700,000

(1)
Amounts represent payments of salary made to the named executive officers pursuant to their respective employment agreements, with the exceptions of Messrs. Bachman, DeSpirito, and Peterson, with whom we have not entered into employment agreements. Mr. Bachman's 2012 amount listed above represents actual amount earned based on an annual rate of $300,000.

(2)
Amounts represent discretionary bonuses paid to the named executive officers as further discussed above under “Compensation Discussion and Analysis — Principal Components of Executive Compensation — Cash Bonuses.”

(3)
Amounts reflected represent the aggregate grant date fair value of restricted Class A common stock, calculated in accordance with the Stock Compensation Topic of the FASB ASC. For a discussion of the assumptions utilized in calculating grant date fair value, see Note 3 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(4)
Amounts reflected represent the aggregate grant date fair value of Class B unit based awards of our operating company, on the date of grant, calculated in accordance with the Stock Compensation Topic of the FASB ASC. In December 2012 and 2013 we granted phantom Class B units of the operating company under the 2006 Equity Incentive Plan to certain employee members including Messrs. DeSpirito and Mr. Peterson. Amounts reflected represent the aggregate grant date fair value of these phantom units, calculated in accordance with the Stock Compensation Topic of the FASB ASC. These units vest ratably over ten years, are subject to continued employment with us and are not entitled to receive dividends or dividend equivalents until vested. For a discussion of the assumptions utilized in calculating grant date fair value, see Note 3 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(5)
Includes 401(k) contributions plus deferred compensation (as further outlined in the "2013 Non-Qualified Deferred Compensation" section below) associated with the Bonus Plan. On January 1, 2007, we instituted the Bonus Plan, pursuant to which employees whose cash compensation is in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount. Deferred amounts contributed by named executive officers may be credited to an investment account, take the form of Phantom Class B units, or be invested in money market funds, at the employee’s discretion. Amounts shown represent the cash compensation deferred. Pursuant to the plan, each deferred amount vests as follows: (i) 25% on the first anniversary; (ii) 50% on the second anniversary; (iii) 75% on the third anniversary; and (iv) 100% on the fourth anniversary, provided that the named executive officer continues in service with us.
In 2012, as a result of compensation modifications relating to the years 2010 and 2011, the Compensation Committee approved an additional $540,000 payable to Mr. Lipsey. During 2012, Mr. Lipsey was paid $100,000 of this amount, which consisted of $60,000 in additional cash and $40,000 in the form of deferred compensation. In 2013, Mr. Lipsey was granted the remaining $440,000, which will vest over a four year period (subject to vesting provisions as described in the Bonus Plan), and is reflected for Mr. Lipsey in the 2013 “All Other Compensation” column above.
With the exception of Mr. Peterson, the amounts shown do not represent Phantom Class B units, but rather reflect deferrals in one of the other options mentioned above.
Beginning in 2012, we initiated an employer sponsored 401(k) contribution plan. Amounts contributed in 2013 and 2012 were $22,500 for Messrs. Pzena, Goetz, Lipsey, DeSpirito and Peterson. Mr. Bachman received $5,129 in 2013.

(6)	Mr. Bachman became our CFO on September 18, 2012.

(7)	Messrs. DeSpirito and Peterson became our Executive Vice Presidents in February 2011.

(8)
Mr. Peterson elected to receive his deferred compensation for 2013, 2012 and 2011 in the form of Phantom Class B units, as described in footnote 5 above. These amounts include the value of 22,959, 68,518 and 80,831 Phantom Class B units issued on December 31, 2013, 2012 and 2011 at $11.76, $5.40 and $4.33 per unit, respectively.

2013 Grants of Plan-Based Awards
The following table sets forth information concerning stock grants and unit-based awards made in 2013 to our named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock or Unit Awards ($)(1)
Michael D. Peterson	December 19, 2013	117,647(2)	$1,000,000

(1)
Amounts reflected represent the fair value of stock grants and unit-based awards, on the date of grant, calculated in accordance with the Stock Compensation Topic of the FASB ASC. For a discussion of the assumptions utilized, see Note 3 to our consolidated financial statements beginning on page F-12 of this Annual Report.

(2)
Represents Phantom Class B Units (the “Units”) of the operating company awarded under the 2006 Equity Incentive Plan on December 19, 2013. These Units vest ratably over ten years, are subject to continued employment with us and are not entitled to receive dividends or dividend equivalents until vested. Although the Units were granted pursuant to the 2006 Equity Incentive Plan, we do not consider these awards to have been made pursuant to an “equity incentive plan,” as such term is defined in the rules of the SEC, since vesting of the Units is not tied to our Company’s or our stock’s performance.

We do not include in this table Phantom Class B units issued to Mr. Peterson in connection with his 2013 mandatory deferral of a portion of his compensation, pursuant to the Bonus Plan. However, information related to the issuance of these Phantom Class B units is included under the “All Other Compensation” column of the “Summary Compensation Table” above.

Outstanding Equity Awards at 2013 Fiscal Year-End
The following table sets forth information relating to unexercised options, and unvested stock and units, held by any named executive officer as of December 31, 2013.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Richard S. Pzena	December 31, 2008	200,000	—	$4.22	December 31, 2018	—		—
Gary J. Bachman	September 18, 2012	—	—	—	—	37,070	(4)	$217,972	(5)
John P. Goetz	December 31, 2008	200,000	—	4.22	December 31, 2018	—		—
William L. Lipsey	December 31, 2008	200,000	—	4.22	December 31, 2018	—		—
Antonio DeSpirito, III	January 1, 2007	175,000	—	13.53	January 1, 2017	—		—
	January 1, 2008	95,000	—	11.40	January 1, 2018	—		—
	December 21, 2009	250,000	—	8.00	December 21, 2019	—		—
	December 31, 2010	—	—	—	—	5,953	(6)(7)	70,007
	December 20, 2012	—	—	—	—	701,299	(8)	8,247,276	(9)
Michael D. Peterson	December 31, 2010	—	—	—	—	11,907	(6)(7)	140,003
	December 31, 2011	—	—	—	—	40,417	(6)(10)	475,304
	December 20, 2012	—	—	—	—	701,299	(8)	8,247,276	(9)
	December 31, 2012	—	—	—	—	51,388	(6)(11)	604,323
	December 19, 2013	—	—	—	—	117,647	(12)	1,383,529	(9)
	December 31, 2013	—	—	—	—	22,959	(6)(13)	269,998

(1)	Except for Mr. DeSpirito’s December 21, 2009 grant of 250,000 options to acquire our Class A common stock, represents options to purchase Class B units of our operating company.

(2)
Except for the fair market value of Mr. DeSpirito’s December 21, 2009 grant of 250,000 options to acquire our Class A common stock (which is the fair market value of a share of Class A common stock on the date of grant, as determined by the committee administering the 2007 Equity Incentive Plan), represents the fair market value of a Class B unit on the date of grant, as determined by the committee administering the PIM LLC 2006 Equity Incentive Plan.

(3)
Based on the NYSE closing price of $11.76 for our Class A common stock on December 31, 2013. The fair value of Class B units of the operating company is determined by reference to the closing price of our Class A common stock, since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.

(4)
Represents restricted shares of Class A common stock awarded under the 2007 Equity Incentive Plan on September 18, 2012. Of these 37,070 restricted shares, 18,535 will vest on January 1, 2014 and 18,535 will vest on January 1, 2015. The restricted shares are not entitled to receive dividends or dividend equivalents until vested. Although these shares were granted pursuant to the 2007 Equity Incentive Plan, we do not consider these awards to have been made pursuant to an “equity incentive plan,” as such term is defined in the rules of the SEC, since vesting of the shares is not tied to our Company’s or our stock’s performance.

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

(7)	Represents Phantom Class B units which will vest on December 31, 2014.

(8)
Represents Phantom Class B units of our operating company awarded under the PIM LLC 2006 Equity Incentive Plan. On December 20, 2012, a total of 779,221 Phantom Class B units were granted, which vest ratably over ten years, are subject to continued employment with us, and are not entitled to receive dividends or dividend equivalents until vested. On December 20, 2013, the first installment of 77,922 Phantom Class B units vested and became Class B units of the operating company.

(9)
The market value of these Phantom Class B units, which are not entitled to receive dividends or dividend equivalents until vested, does not reflect the discount that would be applied to such phantom units, as they are not entitled to receive dividends.

(10)	Represents Phantom Class B units, of which 20,207 will vest on December 31, 2014, and the remaining 20,210 will vest on December 31, 2015.

(11)	Represents Phantom Class B units, of which 17,130 will vest on December 31, 2014; 17,130 will vest on December 31, 2015; and the remaining 17,128 will vest on December 31, 2016.

(12)
Represents Phantom Class B units of our operating company awarded under the PIM LLC 2006 Equity Incentive Plan on December 19, 2013. These Phantom Class B units vest ratably over ten years, beginning on December 19, 2014, are subject to continued employment with us, and are not entitled to receive dividends or dividend equivalents until vested.

(13)	Represents Phantom Class B units which vest ratably over four years, beginning on December 31, 2014.
2013 Option Exercises And Stock And Units Vested
The following table sets forth information relating to options exercised and stock and units vesting during 2013.

	Option Awards				Stock and Unit Awards
Name	Number of shares acquired on exercise (#)		Value realized on exercise ($)		Number of Shares or Units Acquired on Vesting (#)		Value Realized on Vesting ($)
Gary J. Bachman	—		—		7,414	(1)	40,036 (2)
Antonio DeSpirito, III	73,708	(3)	$618,410	(4)	5,952	(5)	69,996 (6)
	—		—		77,922	(7)	826,752 (8)
Michael D. Peterson	94,113	(9)	965,599	(10)	59,241	(5)	696,674 (6)
					77,922	(7)	826,752 (8)

(1)	Represents the first installment of shares vested underlying a grant of 44,484 restricted shares of Class A common stock made on September 18, 2012.

(2)	Based on the closing price of our Class A common stock of $5.40 per share on December 31, 2012.

(3)
Mr. DeSpirito exercised 148,301 options to purchase Class B units of the operating company, which were awarded to him on December 31, 2008, at an exercise price of $4.22. He acquired 73,708 net Class B units as a result of the redemption of 74,593 Class B units for the cashless exercise of the options.

(4)
Based on the closing price of our Class A common stock of $8.39 per share on November 22, 2013, the date on which the options were exercised. The value realized on exercise for Class B units of the operating company is determined by reference to the closing price of our Class A common stock since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.

(5)
Represents Phantom Class B units which vested on December 31, 2013 and became Class B units of our operating company. The Phantom Class B units were issued in connection with the named executive officer’s mandatory deferral of his restricted amount, pursuant to the Bonus Plan.

(6)
Based on the closing price of our Class A common stock of $11.76 per share on December 31, 2013. The value realized on vesting for Class B units of the operating company is determined by reference to the closing price of our Class A common stock since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.

(7)
Represents the first installment of Phantom Class B units which vested on December 20, 2013, underlying a grant of 779,221 Phantom Class B units of our operating company awarded under the PIM LLC 2006 Equity Incentive Plan on December 20, 2012, and which have become Class B units of the operating company.

(8)
Based on the closing price of our Class A common stock of $10.61 per share on December 20, 2013. The value realized on vesting for Class B units of the operating company is determined by reference to the closing price of our Class A common stock since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.

(9)
Mr. Peterson exercised 159,869 options to purchase Class B units of the operating company, which were awarded to him on December 31, 2008, at an exercise price of $4.22. He acquired 94,113 net Class B units as a result of the redemption of 65,756 Class B units for the cashless exercise of the options.

(10)
Based on the closing price of our Class A common stock of $10.26 per share on December 10, 2013, the date on which the options were exercised. The value realized on exercise for Class B units of the operating company is determined by reference to the closing price of our Class A common stock since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.

2013 Non-Qualified Deferred Compensation
The following table sets forth information relating to non tax-qualified deferral of compensation by the named executive officers for the year ended December 31, 2013.

Name	Executive Contributions for Year Ended December 31, 2013 ($)(1)(2)	Aggregate Earnings for Year Ended December 31, 2013 ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Year Ended December 31, 2013 ($)(4)
Richard S. Pzena	$412,505	$231,988	$485,381	$1,056,581
John P. Goetz	430,000	119,696	444,874	1,026,471
William L. Lipsey	870,000	237,380	496,539	1,327,396
Antonio DeSpirito, III.	310,000	176,682	342,586	965,291
Michael D. Peterson	270,000	1,036,381	696,674	1,489,651

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

(2)	All amounts reported in this column are included in the “All Other Compensation” column for 2013 of the Summary Compensation Table above.

(3)	Amounts reflect earnings on the total value of non-qualified deferred compensation.

(4)	Includes amounts reported in previous years, plus or less any gains or losses experienced on such previous contributions in prior years, less any withdrawals and distributions.
Pension Benefits
As of December 31, 2013, none of the named executive officers was a participant in any defined benefit pension plan, whether tax-qualified or supplemental, which was maintained by us, our operating company, or any of its affiliates.
Termination or Change of Control
Neither we nor our operating company maintain any termination or change of control programs. However, the PIM LLC 2006 Equity Incentive Plan and the 2007 Equity Incentive Plan both provide that the Compensation Committee will have the discretion to accelerate the vesting of awards granted thereunder upon the occurrence of certain events, including a change of control of us. Also, pursuant to the tax receivable agreement, as further described in “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Tax Receivable Agreement,” if certain change of control events were to occur, we would be obligated to make early termination payments to the parties to such tax receivable agreement (including certain named executive officers). Furthermore, the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan provides that each plan participant’s account shall be distributed in shares of our Class A common stock immediately prior to a change in control of us, as further described below.
2013 Non-Employee Director Compensation
The following table sets forth information concerning non-employee director compensation for the year ended December 31, 2013. It is our policy not to pay director compensation to directors who are also our employees. Where applicable, non-employee directors were also reimbursed for reasonable travel and related expenses.
Beginning in 2013, at the recommendation of the Compensation Committee, in addition to payment of the annual retainer of $70,000 for service on our Board of Directors, the chairman of the Audit Committee received an additional $10,000 in compensation, and each of the chairmen of the Compensation and Nominating and Corporate Governance Committees received an additional $5,000.

Pursuant to the Pzena Investment Management, Inc. Nonemployee Director Deferred Compensation Plan, described below, each non-employee director was given the option to defer either all or a portion of his 2013 compensation in the form of deferred stock units, or “Phantom Stock.” With respect to any non-deferred portion of the compensation, each non-employee director was given the option to receive either 100% in cash, 100% in shares of our Class A common stock, or 50% payable in cash and 50% in shares of our Class A common stock. In 2013, all non-employee directors elected to receive their 2013 compensation in deferred stock units.

Name	Stock Awards ($)(1)		Total ($)
Steven M. Galbraith	$75,000	(2)	$75,000
Joel M. Greenblatt	70,000	(3)	70,000
Richard P. Meyerowich	80,000	(4)	80,000
Ronald W. Tysoe	75,000	(5)	75,000

(1)
These deferred stock units were valued at $5.40 each, the closing price of our Class A common stock on December 31, 2012. Each deferred stock unit is the economic equivalent of one share of our Class A common stock. The shares of Phantom Stock become payable in a single distribution in the form of shares of our Class A common stock, at such time as elected by the non-employee director when the deferral was made.

(2)
On January 1, 2013, Mr. Galbraith, our non-employee director and chairman of the Compensation Committee, was awarded 13,888 deferred stock units in connection with his 2013 compensation. As of December 31, 2013, Mr. Galbraith held 52,961 deferred stock units.

(3)
On January 1, 2013, Mr. Greenblatt, our non-employee director and chairman of the Nominating and Corporate Governance Committee, was awarded 12,962 deferred stock units in connection with his 2013 compensation. As of December 31, 2013, Mr. Greenblatt held 52,000 deferred stock units.

(4)
On January 1, 2013, Mr. Meyerowich, our non-employee director and chairman of the Audit Committee, was awarded 14,814 deferred stock units in connection with his 2013 compensation. As of December 31, 2013, Mr. Meyerowich held 53,921 deferred stock units.

(5)
On January 1, 2013, Mr. Tysoe, our non-employee director and chairman of the Nominating Committee, was awarded 13,888 deferred stock units in connection with his 2013 compensation. As a result of Mr. Tysoe's resignation on August 16, 2013, and pursuant to the terms of the Pzena Investment Management, Inc. Nonemployee Director Deferred Compensation Plan, he received the balance of 45,818 shares of deferred stock units in the form of Class A common stock, reflecting all compensation deferred for the years 2009-2013.

Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan
On July 21, 2009, we adopted the Pzena Investment Management, Inc. Nonemployee Director Deferred Compensation Plan, or the Director Plan. The Director Plan is an “unfunded” deferred compensation arrangement designed to attract and retain individuals to serve as our non-employee directors by allowing such individuals to defer payment of all, or a portion, of their director fees into deferred stock units, or Phantom Stock, the value of which is based on the value of our shares of Class A common stock.
Administration.  The Director Plan is administered by the Administrator, as defined in the Director Plan. The Compensation Committee of the Board serves as the Administrator. The Administrator may delegate such duties as it determines, in its discretion, to be necessary or desirable for the administration of the Director Plan.
Participation.  Any nonemployee director may elect to have all or part of the compensation otherwise payable to the director deferred and paid at the time, and in the manner, prescribed in the Director Plan. A nonemployee director wishing to participate in the Director Plan shall make deferrals of compensation no later than December 31 of the Director Plan year immediately preceding the Director Plan year in respect of which such compensation may be earned. Deferrals may be denominated in an aggregate dollar amount, or as a percentage of compensation, and shall be allocated to an account. We shall establish a separate account on our books in the name of each participant. Notwithstanding the foregoing, the Administrator may allow a nonemployee director whose service on the Board begins during any Director Plan year to make a deferral election prior to, or within, 30 days after the commencement of such nonemployee director’s service on the Board with respect to compensation to be earned following the date on which such election is made. Elections to defer compensation under the Director Plan shall be made on a year-to-year basis.
Distributions under the Director Plan shall be made in a single distribution of shares of our Class A common stock at such time as elected by the participant when the deferral was made. At the time the deferral election is made, a nonemployee director may elect to receive such participant’s account upon the earlier to occur of: (i) the date of the participant’s death; (ii) the date the participant becomes disabled (as defined in Section 409A(a)(2)(C) of the Internal Revenue Code); (iii) the date of the participant’s separation from service with us for any reason other than death; and (iv) a date specified by the participant, provided that the date is not less than five years following the end of the calendar year to which the deferral relates.
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

Compensation deferred under the Director Plan for any Director Plan year shall be recorded on the first day of the Director Plan year, subject to forfeiture as set forth in the Director Plan. The number of units to be recorded with respect to each amount of deferred compensation allocated to the account shall be equal to: (i) in the case of compensation that otherwise would have been paid in cash, the quotient obtained by dividing the amount of deferred cash by the fair market value of one share of our Class A common stock on the first day of the Director Plan year with respect to which the deferred compensation relates, and (ii) in the case of compensation that otherwise would have been paid in shares of stock, the number of shares of our Class A common stock that would have been issued to the participant during such Director Plan year absent deferral under the Director Plan. The Administrator’s determination of the value of a unit shall be binding on us and our successors, the participants and their beneficiaries.
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
Distribution of Deferred Compensation.  We shall pay to the participant (or the participant’s beneficiary or estate, as applicable) the non-forfeitable balance credited to such participant’s account in a single distribution of shares on the first date of the calendar month following the date or event specified for such distribution by the participant. Distributions shall be made in the form of shares of our Class A common stock.
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
We intend the following with respect to this Director Plan: (i) that participants will not recognize gross income as a result of participation in the Director Plan unless and until and then only to the extent that distributions are received; (ii) that the Director Plan shall be an “unfunded” plan for purposes of the Employee Retirement Income Security Act of 1974, as amended; and (iii) the design and administration of the Director Plan should comply with the requirements of Section 409A of the Internal Revenue Code. Notwithstanding the foregoing, no nonemployee director, participant, former participant, beneficiary or any other person shall have any recourse against us, the Administrator or any of their affiliates, employees, agents, successors, assigns or other representatives if any of those conditions are determined not to be satisfied.
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
The right of any participant to receive future distributions under the Director Plan shall be an unsecured claim against our general assets.
Termination and Amendment Of The Director Plan.  The Director Plan shall remain in effect until such time as it is terminated by us in accordance with the terms of the Director Plan and applicable law. No participant nor the Administrator shall have the power to terminate the Director Plan except as provided in Section 409A of the Internal Revenue Code. Upon termination of the Director Plan, all accounts shall be paid in shares of our Class A common stock to each participant or, if applicable, such participant’s beneficiary or estate. We shall use its commercially reasonable best efforts to comply with the provisions of Section 409A of the Internal Revenue Code with respect to termination of the Director Plan in order to ensure that amounts payable in connection with termination of the Director Plan shall not be subject to tax under Section 409A of the Internal Revenue Code. The Director Plan may be amended from time to time by the Administrator, provided that no amendment of the Director Plan shall have a material adverse effect on any participant’s account under the Director Plan without the prior written consent of such participant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership
The following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock by the following persons as of March 3, 2014 (except as otherwise noted):

•	each of our named executive officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each person or group of affiliated persons known to us to beneficially own more than 5% of our Class A common stock or Class B common stock.
Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying options and warrants held by that person that are exercisable within 60 days of March 3, 2014 are considered to be outstanding. However, the numbers in the percent of combined voting power column do not give effect to any options or warrants held by the persons listed in the table. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.
The address for those individuals for which an address is not otherwise indicated is: c/o Pzena Investment Management, Inc., 120 West 45th Street, New York, New York 10036.

	Class A Shares Beneficially Owned(1)			Class B Shares Beneficially Owned(1)			Percent of Combined Voting Power(1)
Name of Beneficial Owner	Number of Shares		Percent(2)	Number of Shares		Percent(3)
Richard S. Pzena	4,206	(4)	*	24,328,620	(5)(6)	45.7	43.5
Gary J. Bachman	25,949		*	—		—	*
John P. Goetz	—		—	5,801,755	(5)(6)	10.9	10.1
William L. Lipsey	—		—	5,312,910	(5)(6)	10.0	9.2
Antonio DeSpirito, III	850,737	(7)	6.8	1,014,621	(6)	1.9	1.6
Michael D. Peterson	120,000		*	2,336,392	(5)	4.4	4.3
Steven M. Galbraith	78,015	(8)	*	—		—	*
Joel M. Greenblatt	76,054	(9)	*	247,708	(10)	*	*
Richard P. Meyerowich	78,081	(11)	*	—		—	*
Charles D. Johnston	1,070	(12)	*	—		—	*
All executive officers and directors as a group (10 persons)	1,234,112	(13)	9.8	39,042,006	(14)	72.5	69.2	(15)
A. Rama Krishna(16) 18 Sidney Lanier Lane Greenwich, CT 06831	—		—	4,556,539	(5)	8.6	8.2
Cacti Asset Management, LLC(17) 6355 Peachtree Road, Suite 101 Atlanta, GA 30319	747,750		6.1	—		—	*
Punch & Associates Investment Management, Inc.(19) 3601 West 76th Street, Suite 225 Edina, Minnesota 55435	1,399,484		11.5	—		—	*

*	Less than 1%

(1)
Each share of our Class A common stock is entitled to one vote per share and each share of our Class B common stock is entitled to five votes per share, for so long as the number of shares of our Class B common stock outstanding constitutes at least 20% of the total number of shares of our common stock outstanding.

(2)	Based on 12,176,592 shares of Class A common stock outstanding as of March 3, 2014.

(3)	Based on 52,980,621 shares of Class B common stock outstanding as of March 3, 2014.

(4)	Includes 4,100 shares of our Class A common stock held by Mr. Pzena's spouse. Mr. Pzena disclaims beneficial ownership of such interests.

(5)
Includes the number of shares of our Class B common stock listed below that, with the exception of those held by Mr. Krishna, are directly held by certain trusts established for estate planning purposes by the named executive officers below, as well as Class B common stock held by Mr. Pzena's spouse. In the case of certain trusts established by Mr. Pzena, Mr. Pzena may be deemed to beneficially own the shares directly held by these trusts because he may be considered to share dispositive power over securities held by these trusts, along with their respective trustees, pursuant to the terms of the applicable trust agreements. With the exception of the trust for which Mr. Peterson is a trustee and which owns 210,000 shares of Class B common stock, each of the named executive officers listed below disclaims beneficial ownership of the number of shares of Class B common stock and the corresponding Class B Units (including the shares of Class A common stock underlying these Class B Units) held by the applicable trusts, and in the case of Mr. Pzena, additionally those held by his spouse.

Named Executive Officer	Number of Shares of Class B Common Stock Held by Trust(s)	Number of Shares of Class B Common Stock Otherwise Held Indirectly
Richard S. Pzena	6,258,600	21,258 (held by spouse)
John P. Goetz	708,970
William L. Lipsey	1,271,420
Michael D. Peterson	420,000
A. Rama Krishna	625,500
(6)    Includes options to purchase the number of Class B units set forth below opposite the named executive officer:

Named Executive Officer	Options to Acquire Class B Units
Richard S. Pzena	200,000
John P. Goetz	200,000
William L. Lipsey	200,000
Antonio DeSpirito, III	270,000
(7)    Includes options to purchase 250,000 shares of Class A common stock which are currently exercisable.
(8)    Includes 54,555 shares of Phantom Stock (inclusive of additional Phantom Stock issued in connection with dividend payments made thereon), each share of which is the economic equivalent of one share of our Class A common stock. The shares of Phantom Stock become payable in a single distribution of an equal number of shares of Class A common stock at such time as elected by each non-employee director at the time such deferral was elected pursuant to Section 3.4 of the Director Plan.
(9)    Includes 53,594 shares of Phantom Stock (inclusive of additional Phantom Stock issued in connection with dividend payments made thereon), each share of which is the economic equivalent of one share of our Class A common stock. The shares of Phantom Stock become payable in a single distribution of an equal number of shares of Class A common stock at such time as elected by each non-employee director at the time such deferral was elected pursuant to Section 3.4 of the Director Plan.
(10)    Includes 82,200 shares of Class B common stock held directly by family members of Mr. Greenblatt. Mr. Greenblatt disclaims beneficial ownership of all shares of Class B common stock directly held by his family members.
(11)    Includes 55,621 shares of Phantom Stock (inclusive of additional Phantom Stock issued in connection with dividend payments made thereon), each share of which is the economic equivalent of one share of our Class A common stock. The shares of Phantom Stock become payable in a single distribution of an equal number of shares of Class A common stock at such time as elected by each non-employee director at the time such deferral was elected pursuant to Section 3.4 of the Director Plan.
(12)    Consists of shares of Phantom Stock, each share of which is the economic equivalent of one share of our Class A common stock. The shares of Phantom Stock become payable in a single distribution of an equal number of shares of Class A common stock at such time as elected by each non-employee director at the time such deferral was elected pursuant to Section 3.4 of the Director Plan.
(13)    Includes an aggregate of 164,840 shares of Phantom Stock, the terms of which are described in footnotes 8, 9, 11 and 12 above. Also includes 250,000 shares of Class A common stock underlying options which are currently exercisable.
(14)    Includes options to purchase an aggregate of 870,000 membership units in our operating company that are currently exercisable and which, upon exercise, will entitled the holders to purchase the same number of shares of our Class B common stock. As indicated in the foregoing footnotes, also includes shares of Class B common stock held by estate planning vehicles and family members of the executive officers and directors as to which certain beneficial ownership is disclaimed.
(15)    Excludes an aggregate of 164,840 shares of Phantom Stock, the terms of which are described in footnotes 8, 9, 11 and 12 above.
(16)    The number of Class A common stock owned is based on information provided by our transfer agent, American Stock Transfer & Trust Company, and is as of March 3, 2014.
(17)    The number of shares owned is based on information included in the Form 13G/A.6 filed by Cacti Asset Management, LLC (“Cacti”), and its related persons and entities, with the SEC on January 2, 2014. According to the Form 13G/A, Cacti has sole dispositive power over 747,750 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 747,750 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.
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
(19)    The number of shares owned is based on information included in the Form 13G/A.3 filed by Punch & Associates Investment Management, Inc. (“Punch & Associates”), with the SEC on February 14, 2014. According to the Form 13G, Punch & Associates has sole dispositive power over 1,399,484 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 1,399,484 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.

Equity Compensation Plan Information
The table below sets forth certain information as of December 31, 2013, the last day of the fiscal year, for: (i) all equity compensation plans previously approved by our stockholders; and (ii) all equity compensation plans not previously approved by our stockholders.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders:
Pzena Investment Management, LLC 2006 Equity Incentive Plan (1)	2,832,134	$7.26	9,776,001	(2)
Pzena Investment Management, Inc. 2007 Equity Incentive Plan	961,750	8.00	5,661,662
Pzena Investment Management, LLC Amended and Restated Bonus Plan	—	—	9,776,001	(3)
Equity Compensation Plans Not Approved By Security Holders (4)	—	—	—
Total	3,793,884	7.45	15,437,663

(1)
The PIM LLC 2006 Equity Incentive Plan was amended as of April 5, 2013 to increase the total number of Class B units authorized for issuance thereunder to 20,113,996. The amendment to the PIM LLC 2006 Equity Incentive Plan was approved by our stockholders at our May 16, 2013 Annual Meeting of Stockholders.

(2) Represents the total number of remaining securities, as of December 31, 2013, which may be granted under the PIM LLC 2006 Equity Incentive Plan and the Bonus Plan.
(3) Securities subject to the provisions of the Bonus Plan are issued under, and in accordance with, the terms of the PIM LLC 2006 Equity Incentive Plan.
(4) All equity compensation plans have been approved by security holders.
Equity Incentive Plans
PIM LLC 2006 Equity Incentive Plan
The Pzena Investment Management, LLC 2006 Equity Incentive Plan, or the PIM LLC 2006 Equity Incentive Plan, became effective on January 1, 2007, was amended and restated as of October 30, 2007, and further amended April 5, 2013. The following is a description of the material terms of the PIM LLC 2006 Equity Incentive Plan. The full text of the PIM LLC 2006 Equity Incentive Plan has been filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on December 5, 2007. The PIM LLC 2006 Equity Incentive Plan is a source of equity-based awards to our employees, consultants and other service providers of incentive Class B unit options (within the meaning of Section 422 of the Internal Revenue Code), non-qualified Class B unit options, restricted Class B units and other grants of Class B units.
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
Units Subject to the PIM LLC 2006 Equity Incentive Plan.  The total number of Class B units that may be issued under the PIM LLC 2006 Equity Incentive Plan is 20,113,996, of which (after giving effect to the issuance of options and other securities under the plan) 9,776,001 Class B units remain available for issuance as of December 31, 2013, subject to adjustment upon the occurrence of certain events, as described below.

The PIM LLC 2006 Equity Incentive Plan was amended as of April 5, 2013 to increase the total number of Class B units authorized for issuance thereunder to 20,113,996. The amendment to the PIM LLC 2006 Equity Incentive Plan was approved by our stockholders at our May 16, 2013 Annual Meeting of Stockholders.
We will make available the number of shares of our Class A common stock necessary to satisfy the exchange of the maximum number of Class B units that may be issued under the PIM LLC 2006 Equity Incentive Plan. See "Item 13 - Amended and Restated Operating Agreement of Pzena Investment Management, LLC - Exchange Rights." The Class B units underlying any award granted under the PIM LLC 2006 Equity Incentive Plan may again become available for awards under the PIM LLC 2006 Equity Incentive Plan, pursuant to the terms therein.
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
At our 2009 Annual Meeting of Stockholders, our stockholders approved a proposal to increase the total number of shares available under the 2007 Equity Incentive Plan to 7,059,658 shares, of which (after giving effect to the issuance of options and other securities under the plan) 5,661,662 shares of Class A common stock remain available for issuance as of December 31, 2013. Shares issued under our 2007 Equity Incentive Plan may be authorized but unissued shares, or treasury shares. Shares subject to an award granted under our 2007 Equity Incentive Plan may again become available for awards under the plan, pursuant to the terms therein. In the event that the Compensation Committee determines that any corporate event, such as a dividend or other distribution, recapitalization, stock split, reorganization, merger, spin-off, or the like, affects our Class A common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of plan participants, then the Compensation Committee will make those adjustments as it deems necessary or appropriate to any or all of: (i) the number and kind of shares or other property that may thereafter be issued in connection with future awards; (ii) the number and kind of shares or other property that may be issued under outstanding awards; (iii) the exercise price or purchase price of any outstanding award; (iv) the performance goals applicable to outstanding awards; and (v) the individual share limitations applicable to awards granted under our 2007 Equity Incentive Plan.
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
The terms and conditions of awards of restricted stock and restricted stock units granted under our 2007 Equity Incentive Plan will be determined by the Compensation Committee and set forth in an award agreement. A restricted stock unit confers on the participant the right to receive a share of our Class A common stock, or its equivalent value in cash, in the discretion of the Compensation Committee. These awards will be subject to restrictions on transferability, which will lapse under those circumstances that the Compensation Committee may determine, which may include the attainment of one or more performance goals. The Compensation Committee may determine that the holder of restricted stock or restricted stock units may receive dividends (or dividend equivalents, in the case of restricted stock units), and if such dividends are received, they may be deferred during the restricted period applicable to these awards.
Our 2007 Equity Incentive Plan also provides for other equity-based awards (such as the Phantom Stock discussed elsewhere in this Annual Report on Form 10-K), and other cash-based awards, the form and terms of which will be as determined by the Compensation Committee, consistent with the purposes of the plan. The vesting, value or payment of one of these awards may be made subject to the attainment of one or more performance goals. The types of awards that may be granted may include, without limitations, stock options and stock bonuses.
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
Eligibility; Awards.  No later than the last day of a fiscal year, the Compensation Committee will designate, from among our employees and the members of Pzena Investment Management, LLC who provide personal services to us, those individuals eligible for a bonus award for such fiscal year, or an eligible individual, and will determine and specify for each eligible individual the amount of the bonus award that will be awarded to such eligible individual for such fiscal year. In designating the eligible individuals for a fiscal year and in determining the amount of the bonus awards to be granted, the Compensation Committee will generally take into account any subjective or objective factors that it may, in its sole discretion, deem relevant, including, without limitation, the performance of the eligible individual, the business unit to which the eligible individual provides services, or us as a whole. The Compensation Committee may designate as an eligible individual an employee of us, or a member of Pzena Investment Management, LLC who terminates his association with us during a fiscal year. Unless deferred under a provision of the Bonus Plan, a bonus award under the Bonus Plan will be paid to the participant in one lump sum in cash in the calendar year following the fiscal year in which it was earned, but no later than March 15th of such calendar year.
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
Amended and Restated Operating Agreement of Pzena Investment Management, LLC
The operations of Pzena Investment Management, LLC, and the rights and obligations of its members, are set forth in our amended and restated operating agreement, the material terms of which are described below.
Governance
We serve as the sole managing member of the operating company. As such, we control its business and affairs and are responsible for the management of its business. We also have the power to delegate certain of our management responsibilities to the Executive Committee.
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
Holders of Class B units have no voting rights, except for the right to approve amendments to the amended and restated operating agreement that adversely affect the rights of the holders of Class B units, and to approve certain material corporate transactions. See “— Material Corporate Transactions” and “—Amendments,” below.
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
Exchange Rights
Pursuant to the amended and restated operating agreement, each vested Class B unit is exchangeable for a share of our Class A common stock, subject to the exchange timing and volume limitations described below. On February 17, 2009, the SEC declared effective our shelf registration statement on Form S-3, in which we registered 57,937,910 shares of our Class A common stock for issuance upon the exchange of an equivalent number of vested Class B units of the operating company. On January 27, 2012, the SEC declared effective a registration statement on Form S-3 which registers the resale of 40,114,701 shares of our Class A common stock by the selling stockholders named therein. On March 20, 2013, the SEC declared effective a registration statement on Form S-3, in which we registered 529,590 shares of our Class A common stock for issuance upon the exchange of an equivalent number of vested Class B units of the operating company.
On March 20, 2013, our 2013 exchange date, certain executive officers, employee members, and non-employee members, elected to exchange an aggregate of 1,328,334 of their Class B units of our operating agreement for an equivalent number of shares of our Class A common stock.
Mr. DeSpirito, our Executive Vice President, exchanged 115,290 of his Class B units on such date for an equivalent number of shares of Class A common stock.  The value of the Class A shares received by Mr. DeSpirito in the exchange was $822,108 (based on a closing price of $7.13 of our Class A common stock on March 20, 2013).

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

•
if an Initial Managing Principal breaches any of the non-competition or non-solicitation covenants described above, the Initial Managing Principal and his or her permitted transferees, if any, would forfeit all of his, her or their unvested Class B units, if any, and an aggregate number of vested Class B units that is equal to 50% of the number of vested Class B units collectively held by the Initial Managing Principal and his or her permitted transferees, in each case as of the earlier of the date of his or her breach or the termination of his or her employment; and

•
if an employee member (other than an Initial Managing Principal, but including our Executive Vice Presidents) breaches any of the non-competition or non-solicitation covenants described above, the employee member, and his or her permitted transferees, if any, would forfeit all of his, her or their unvested Class B units, if any, and a number of vested Class B units that is equal to 25% of the number of vested Class B units collectively held by the employee member and his or her permitted transferees, in each case as of the earlier of the date of his or her breach or the termination of his or her employment.

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
Amendments
The amended and restated operating agreement of Pzena Investment Management, LLC may be amended with the consent of the managing member and a majority in interest of the holders of Class B units, provided that the managing member may, without the consent of any Class B member, make certain amendments that, generally, are not expected to adversely affect Class B members. The amended and restated operating agreement of Pzena Investment Management, LLC has been further amended as of March 24, 2010 and March 5, 2012.
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
This agreement requires us to pay holders of Class B units 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as discussed below) as a result of the increases in tax basis described above (see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Tax Receivable Agreement”), and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments thereunder. Cash savings in income tax are computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase in our share of the tax basis of the tangible and intangible assets of Pzena Investment Management, LLC.
On November 12, 2012, we entered into an amendment to the tax receivable agreement, to clarify the tax benefit payment methodology.
In 2013, Mr. Greenblatt and his related entities, received an aggregate payment in the amount of approximately $433,263 pursuant to the terms of the Tax Receivable Agreement.
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
On February 17, 2009, the SEC declared effective our shelf registration statement on Form S-3, in which we registered 57,937,910 shares of our Class A common stock, issuable upon the exchange of an equivalent number of Class B units of the operating company. On January 27, 2012, the SEC declared effective a registration statement on Form S-3 which registers the resale of 40,114,701 shares of our Class A common stock by the selling stockholders named therein. On March 20, 2013, the SEC declared effective a registration statement on Form S-3, in which we registered 529,590 shares of our Class A common stock for issuance upon the exchange of an equivalent number of vested Class B units of the operating company.
As of October 30, 2011, the fourth anniversary of the consummation of our initial public offering, holders of Class B units are able to exchange their Class B units for shares of our Class A common stock, subject to the exchange timing and volume limitations described above (see “Item 13-Certain Relationships and Related Transactions, and Director Independence-Amended and Restated Operating Agreement of Pzena Investment Management, LLC-Exchange Rights”), and will be permitted to sell their shares in any manner, but only at times determined by us, in our sole discretion. We shall provide for at least one exchange date in each twelve-month period, pursuant to which holders of Class A common stock issued upon exchange of vested Class B units can resell such shares of Class A common stock.
In response to certain SEC recommendations regarding our shelf registration statements, we amended our operating agreement during the first quarter of 2012 to remove certain default and other exchange provisions, as further described in the Amendment, dated as of March 5, 2012, to Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. as the Managing Member of Pzena Investment Management, LLC and those Class B members whose signatures are affixed thereto.
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
We manage the personal funds of many of our employees, including certain of our executive officers. In addition, we manage the personal funds of some of our employees’ and certain of our executive officers’ family members. Pursuant to the respective investment management agreements, we waive or reduce our regular advisory fees for these accounts and personal funds. In addition, we pay custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history. In 2013, the aggregate value of the advisory fees that we either waived or reduced for executive officers and/or their family members was approximately $523,000, which includes investments via a private fund in which certain of our executive officers participate. Fees waived for Mr. Pzena and/or his family members, and related trusts, were approximately $341,000 in 2013. The aggregate value of the custody and administrative fees paid related to our executive officers, and/or their family members, was approximately $134,000.
Director Independence
Although we qualify for the “controlled company” exemption from certain of the corporate governance rules of the NYSE(including the NYSE requirement that a majority of the board be comprised of independent directors), our corporate governance guidelines mandate that our Board shall be comprised of a majority of directors who qualify as independent directors under the corporate governance rules of the NYSE. Until Mr. Tysoe's resignation in August 2013, our Board of Directors was comprised of a majority of independent directors. Upon the recommendation of the Nominating and Corporate Governance Committee, and the approval of the Board of Directors, on February 5, 2014, Mr. Charles D. Johnston joined our Board as the fourth independent director. Our Board is currently comprised of a majority of directors who qualify as independent.
In addition, pursuant to the charters of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, each director of these committees must be an independent director, as such term is defined in the corporate governance rules of the NYSE. During 2013, each of these committees was comprised solely of independent directors.
Under the NYSE corporate governance rules, a director is deemed independent if the director has no disqualifying relationship as defined in the NYSE corporate governance rules, and if the Board of Directors has affirmatively determined that the director has no material relationship with us, either directly or as a partner, stockholder, officer or employee of an organization that has a relationship with us.
For the year ended December 31, 2013, the Board of Directors determined that Messrs. Galbraith, Greenblatt, Meyerowich and Tysoe (through his resignation in August 2013) are each “independent” for purposes of NYSE corporate governance rules. In addition, the Board of Directors has determined that Mr. Johnston, who became a board member on February 5, 2014, is “independent” for purposes of the NYSE corporate governance rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Total fees billed for professional services rendered to us by KPMG LLP during the years ended December 31, 2013 and 2012 were as follows:

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Audit Fees	$535	$490
Tax Fees	76	—
All Other Fees	53	26
Total(1)	$664	$516

(1)
Total fees for KPMG LLP represent amounts billed during the periods listed above. Total KPMG fees accrued were $0.6 million during each of the years ended 2013 and 2012. Fees accrued for the years ended 2012 include work performed by KPMG on taxes.

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
Notwithstanding the foregoing requirement of the charter of the Audit Committee that audit and permitted non-audit services must be approved in advance, the charter of the Audit Committee provides that pre-approval is not necessary for minor non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total revenues paid by us to our auditors during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by us at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee. We refer to the foregoing as the “De Minimus Exception.” None of the services listed above for 2013 and 2012 were approved pursuant to the De Minimus Exception.

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
We have incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 of the Exchange Act. If specific material facts exist which contradict the representations and warranties contained in the documents filed or incorporated by reference in this Annual Report, corrective disclosure has been provided.
Additional information about us may be found elsewhere in this Annual Report on Form 10-K, and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov, as well as through our website at www.pzena.com.

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

10.3	Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan(15)
10.4	Pzena Investment Management, LLC Amended and Restated Bonus Plan, as amended, dated as of October 21, 2008(3)
10.5	Pzena Investment Management, Inc. 2007 Equity Incentive Plan, as amended, dated as of May 19, 2009(4)
10.6	Lease, dated as of February 4, 2003, between Magnolia Associates, Ltd. and Pzena Investment Management, LLC, and the amendments thereto dated as of March 31, 2005 and October 31, 2006(5)

Exhibit	Description of Exhibit
10.7	Agreement of Sublease, dated November 4, 2011, between Pzena Investment Management, LLC together, as Sublessor and Perimeter Internetworking Corp, as Sublessee(6)
10.8	Executive Employment Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and Richard S. Pzena(1)
10.9	Executive Employment Agreement for John P. Goetz, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and John P. Goetz(1)
10.10
Amended and Restated Executive Employment Agreement for William L. Lipsey, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and William L. Lipsey(1)

10.11	Indemnification Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard S. Pzena(1)
10.12	Indemnification Agreement for Steven M. Galbraith, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Steven M. Galbraith(1)
10.13	Indemnification Agreement for Joel M. Greenblatt, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Joel M. Greenblatt(1)
10.14	Indemnification Agreement for Richard P. Meyerowich, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard P. Meyerowich(1)
10.15	Indemnification Agreement for Myron E. Ullman, III, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Myron E. Ullman, III(1)
10.16	Indemnification Agreement for Ronald W. Tysoe, dated as of December 11, 2008, by and among Pzena Investment Management, Inc. and Ronald W. Tysoe(8)
10.17	Indemnification Agreement for John P. Goetz, dated as of May 17, 2011, by and among Pzena Investment Management, Inc. and John P. Goetz(6)
10.18	Indemnification Agreement for William L. Lipsey, dated as of May 17, 2011, by and among Pzena Investment Management, Inc. and William L. Lipsey(6)
10.19	Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan, dated as of July 21, 2009 (9)
10.20
Amendment, effective March 24, 2010, to Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. as the Managing Member of Pzena Investment Management, LLC and those Class B members whose signatures are affixed thereto(10)

10.21
Amendment, dated as of March 5, 2012, to Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. as the Managing Member of Pzena Investment Management, LLC and those Class B members whose signatures are affixed thereto(6)

10.22
Amendment to Executive Employment Agreement for Richard S. Pzena, dated as of November 1, 2012, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC, and Richard S. Pzena(11)

10.23	Amendment to Executive Employment Agreement for John P. Goetz, dated as of November 1, 2012, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC, and John P. Goetz(11)
10.24
Amendment to Amended and Restated Executive Employment Agreement for William L. Lipsey, dated as of November 1, 2012, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC, and William L. Lipsey(11)

10.25
Amendment, dated as of November 12, 2012, to Tax Receivable Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto (12)

10.26	Indemnification Agreement for Charles D. Johnston, dated as of February 5, 2014, by and among Pzena Investment Management, Inc. and Charles D. Johnston (13)
14.1	Code of Business Conduct and Ethics, effective as of October 25, 2007, amended as of January 16, 2009(14)
14.2	Code of Ethics for Senior Financial Officers(10)
21.1	List of Subsidiaries of Pzena Investment Management, Inc. (filed herewith)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit	Description of Exhibit
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101
Materials from the Pzena Investment Management, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations,
(iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and
(vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail
(furnished herewith)

(1)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 5, 2007 (SEC File No. 001-33761).

(2)
Previously filed as an exhibit to Amendment No. 4 of the Registration Statement on Form S-1 (No. 333-143660) of Pzena Investment Management, Inc., which was filed with the Securities and Exchange Commission on October 22, 2007.

(3)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2008 (SEC File No. 001-33761).

(4)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009 (SEC File No. 001-33761).

(5)
Previously filed as an exhibit to Amendment No. 1 of the Registration Statement on Form S-1 (No. 333-143660) of Pzena Investment Management, Inc., which was filed with the Securities and Exchange Commission on July 10, 2007.

(6)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (SEC File No. 001-33761).

(7)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2010 (SEC File No. 001-33761).

(8)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008 (SEC File No. 001-33761).

(9)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (SEC File No. 001-33761).

(10)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010 (SEC File No. 001-33761).

(11)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2012 (SEC File No. 001-33761).

(12)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2013 (SEC File No. 001-33761).

(13)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2014 (SEC File No. 001-33761).

(14)	Previously filed as an exhibit to the our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009 (SEC File No. 001-33761).

(15)	Previously filed as an attachment to our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 17, 2013 (SEC File No. 001-33761).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pzena Investment Management, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2014
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

SIGNATURE	TITLE	DATE

/s/ Richard S. Pzena	Chairman of the Board and Chief Executive Officer (principal executive officer)
Richard S. Pzena
/s/ Gary J. Bachman	Chief Financial Officer (principal financial and accounting officer)
Gary J. Bachman
/s/ John P. Goetz	Director
John P. Goetz
/s/ William L. Lipsey	Director
William L. Lipsey
/s/ Steven M. Galbraith	Director
Steven M. Galbraith
/s/ Joel M. Greenblatt	Director
Joel M. Greenblatt
/s/ Richard P. Meyerowich	Director
Richard P. Meyerowich
/s/ Charles D. Johnston	Director
Charles D. Johnston

INDEX TO FINANCIAL STATEMENTS OF
PZENA INVESTMENT MANAGEMENT, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Pzena Investment Management, Inc.:
We have audited the accompanying consolidated statements of financial condition of Pzena Investment Management, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pzena Investment Management, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pzena Investment Management, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
New York, New York
March 12, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pzena Investment Management, Inc.:
We have audited Pzena Investment Management, Inc.’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pzena Investment Management, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Pzena Investment Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Pzena Investment Management, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 12, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
New York, New York
March 12, 2014

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	December 31, 2013	December 31, 2012
ASSETS
Cash and Cash Equivalents	$33,878	$32,645
Restricted Cash	316	1,030
Due from Broker	58	22
Advisory Fees Receivable	23,947	14,626
Investments, at Fair Value	7,621	5,170
Receivable from Related Parties	119	83
Other Receivables	550	51
Prepaid Expenses and Other Assets	577	585
Deferred Tax Asset, Net of Valuation Allowance of $53,973 and $59,917, respectively	12,312	9,688
Property and Equipment, Net of Accumulated Depreciation of $2,850 and $2,695, respectively	835	779
TOTAL ASSETS	$80,213	$64,679
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$5,570	$4,305
Due to Broker	5	23
Liability to Selling and Converting Shareholders	12,777	9,656
Lease Liability	778	1,203
Deferred Compensation Liability	2,339	1,327
Other Liabilities	195	199
TOTAL LIABILITIES	21,664	16,713
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 12,158,057 and 11,149,941 Shares Issued and Outstanding in 2013 and 2012, respectively)	121	111
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 52,820,720 and 53,482,324 Shares Issued and Outstanding in 2013 and 2012, respectively)	—	—
Additional Paid-In Capital	9,750	11,765
Retained Earnings	6,491	2,693
Total Pzena Investment Management, Inc.'s Equity	16,362	14,569
Non-Controlling Interests	42,187	33,397
TOTAL EQUITY	58,549	47,966
TOTAL LIABILITIES AND EQUITY	$80,213	$64,679

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Years Ended December 31,
	2013	2012	2011
REVENUE	$95,769	$76,280	$83,045
EXPENSES
Compensation and Benefits Expense	36,822	31,755	34,565
General and Administrative Expense	8,099	7,346	10,626
TOTAL OPERATING EXPENSES	44,921	39,101	45,191
Operating Income	50,848	37,179	37,854
OTHER INCOME/(EXPENSE)
Interest Income	112	200	244
Interest Expense	—	(30)	—
Dividend Income	211	148	161
Net Realized and Unrealized Gain/(Loss) from Investments	2,449	1,520	(355)
Change in Liability to Selling and Converting Shareholders	(4,468)	(2,647)	(1,581)
Other (Expense)/Income	(125)	(54)	65
Total Other (Expense)/Income	(1,821)	(863)	(1,466)
Income Before Income Taxes	49,027	36,316	36,388
Income Tax Expense	589	1,911	3,145
Net Income	48,438	34,405	33,243
Less: Net Income Attributable to Non-Controlling Interests	41,768	30,565	29,861
Net Income Attributable to Pzena Investment Management, Inc.	$6,670	$3,840	$3,382
Net Income for Basic Earnings per Share	$6,670	$3,840	$3,382
Basic Earnings per Share	$0.56	$0.36	$0.34
Basic Weighted Average Shares Outstanding	11,990,757	10,787,540	9,972,978
Net Income for Diluted Earnings per Share	$30,317	$20,821	$20,631
Diluted Earnings per Share	$0.45	$0.32	$0.32
Diluted Weighted Average Shares Outstanding(1)	66,759,840	65,491,273	65,095,797
Cash Dividends per Share of Class A Common Stock	$0.25	$0.28	$0.12

(1)
The Company issues restricted Class B units that have non-forfeitable dividend rights. Under the “two-class method,” these units are considered participating securities are required to be included in the computation of diluted earnings per share.

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total
Balance at December 31, 2010	9,367,659	55,012,324	$93	$10,836	$(357)	$23,224	$33,796
Unit Conversion	1,207,430	(1,207,430)	12	727	—	(662)	77
Amortization of Non-Cash Compensation	—	183,768	—	542	—	2,950	3,492
Directors' Shares	—	—	—	43	—	237	280
Net Income	—	—	—	—	3,382	29,861	33,243
Retirement of Class B Units	—	(21,107)	—	(16)	—	(79)	(95)
Contributions from Non-Controlling Interests	—	—	—	—	—	450	450
Distributions to Non-Controlling Interests	—	—	—	(132)	—	(26,112)	(26,244)
Effect of Consolidation of Affiliates	—	—	—	—	—	2,418	2,418
Class A Cash Dividends Declared and Paid ($0.12 per share)	—	—	—	—	(1,193)	—	(1,193)
Balance at December 31, 2011	10,575,089	53,967,555	$105	$12,000	$1,832	$32,287	$46,224
Unit Conversion	722,521	(722,521)	7	384	—	(355)	36
Amortization of Non-Cash Compensation	—	199,177	—	279	—	1,384	1,663
Directors' Shares	—	—	—	58	—	279	337
Net Income	—	—	—	—	3,840	30,565	34,405
Repurchase and Retirement of Class A Common Stock	(147,669)	—	(1)	(745)	—	—	(746)
Repurchase and Retirement of Class B Units	—	(36,158)	—	(157)	—	(33)	(190)
Options Exercised	—	74,271	—	—	—	—	—
Repurchase and Retirement of Class B Unit Options	—	—	—	(54)	—	(259)	(313)
Contributions from Non-Controlling Interests	—	—	—	—	—	69	69
Distributions to Non-Controlling Interests	—	—	—	—	—	(30,540)	(30,540)
Class A Cash Dividends Declared and Paid ($0.28 per share)	—	—	—	—	(2,979)	—	(2,979)
Balance at December 31, 2012	11,149,941	53,482,324	$111	$11,765	$2,693	$33,397	$47,966
Unit Conversion	1,328,334	(1,328,334)	13	786	—	(680)	119
Amortization of Non-Cash Compensation	17,414	602,400	—	600	—	2,560	3,160
Directors' Shares	45,818	—	1	82	—	257	340
Net Income	—	—	—	—	6,670	41,768	48,438
Options Exercised	—	421,173	—	—	—	—	—
Repurchase and Retirement of Class A Common Stock	(383,450)	—	(4)	(2,410)	—	—	(2,414)
Repurchase and Retirement of Class B Units	—	(356,843)	—	(699)	—	(3,028)	(3,727)
Repurchase and Retirement of Class B Unit Options	—	—	—	(14)	—	(57)	(71)
Contributions from Non-Controlling Interests	—	—	—	—	—	147	147
Distributions to Non-Controlling Interests	—	—	—	—	—	(32,537)	(32,537)
Class A Cash Dividends Declared and Paid ($0.25 per share)	—	—	—	—	(2,872)	—	(2,872)
Other	—	—	—	(360)	—	360	—
Balance at December 31, 2013	12,158,057	52,820,720	$121	$9,750	$6,491	$42,187	$58,549
See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net Income	$48,438	$34,405	$33,243
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation	178	179	406
Disposal of Fixed Assets	—	(55)	874
Non-Cash Compensation	5,523	2,990	5,047
Director Share Grant	315	337	280
Net Realized and Unrealized (Gain)/Loss from Investments	(2,449)	(1,520)	355
Lease Liability	—	—	1,863
Change in Liability to Selling and Converting Shareholders	4,468	2,647	1,581
Deferred Income Taxes	(1,849)	(529)	472
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(9,321)	63	558
Due from Broker	(36)	435	(25)
Restricted Cash	714	—	390
Prepaid Expenses and Other Assets	(491)	134	389
Due to Broker	(18)	23	(6)
Accounts Payable, Accrued Expenses, and Other Liabilities	(48)	(2,981)	606
Tax Receivable Agreement Payments	(2,024)	(4,451)	(84)
Change in Lease Liability	(425)	(592)	(68)
Purchases of Investments	(78,100)	(74,140)	(40,688)
Proceeds from Sale of Investments	79,582	75,013	40,945
Net Cash Provided by Operating Activities	44,457	31,958	46,138
INVESTING ACTIVITIES
Purchases of Investments in Deferred Compensation Plan	(1,558)	(521)	(1,471)
Proceeds from Investments in Deferred Compensation Plan	78	544	1,229
Payments to Related Parties	(36)	(16)	(3)
Purchase of Property and Equipment	(234)	(74)	(157)
Net Cash Used in Investing Activities	(1,750)	(67)	(402)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(2,414)	(746)	—
Repurchase and Retirement of Class B Units	(3,727)	(190)	(95)
Repurchase and Retirement of Class B Unit Options	(71)	(313)	—
Distributions to Non-Controlling Interests	(32,537)	(30,170)	(26,244)
Contributions from Non-Controlling Interests	147	69	450
Dividends	(2,872)	(2,979)	(1,193)
Net Cash Used in Financing Activities	(41,474)	(34,329)	(27,082)
NET CHANGE IN CASH	$1,233	$(2,438)	$18,654
CASH AND CASH EQUIVALENTS — Beginning of Period	$32,645	$35,083	$16,381
Effect of Consolidation of Affiliates	—	—	48
Net Change in Cash	1,233	(2,438)	18,654
CASH AND CASH EQUIVALENTS — End of Period	$33,878	$32,645	$35,083
Supplementary Cash Flow Information:
In-Kind Distribution to Non-Controlling Interests of Equity Securities, at Fair Value	$—	$370	$—
Interest Paid	$—	$30	$—
Income Taxes Paid	$2,502	$2,310	$2,877

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
The operating company is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of December 31, 2013, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.
The Company, through its investment in its operating company, has consolidated the results of operations and financial condition of the following entities as of December 31, 2013:

Legal Entity	Type of Entity (Date of Formation)	Operating Company's Ownership at December 31, 2013
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Service, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Investment Funds Trust, Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	—%
Pzena International Value Service, a series of the Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	—%
Note 2 — Significant Accounting Policies
Basis of Presentation:
The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations. The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest, which includes Pzena Investment Management, Pty, Pzena Financial Service, LLC, and Pzena Investment Management Special Situations, LLC. The Company also consolidates variable-interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary, which includes Pzena Investment Funds Trust, Pzena Large Cap Value Fund (“Pzena Large Cap Value Fund”) and Pzena International Value Service, a series of Pzena Investment Management International, LLC (“Pzena International Value Fund”). These majority-owned subsidiaries in which the Company has a controlling financial interest and the VIEs where the Company is deemed to be the primary beneficiary are collectively referred to as “consolidated subsidiaries.” As required by the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), the Company also consolidates non-variable-interest entities in which it acts as the general partner or managing member. All of these entities represent private investment partnerships over which the Company exercises control. Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company. All significant inter-company transactions and balances have been eliminated.
Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company. A majority of the trustees do not hold equity investments in this trust. Since the holders of the equity investments in this partnership lack a controlling financial interest in it, this entity is deemed to be a VIE. The Company is considered the primary beneficiary of this VIE. At December 31, 2013, the Pzena Large Cap Value Fund’s $1.0 million in net assets were included in the Company’s consolidated statements of financial condition.
The operating company is the managing member of Pzena International Value Fund. As of February 1, 2011, as a result of a shift in the equity ownership of that entity on that date, the operating company was considered the primary beneficiary of this entity. As a result, the entity was consolidated as of February 1, 2011. At December 31, 2013, Pzena International Value Service’s $1.4 million in net assets were included in the Company’s consolidated statements of financial condition.
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
VIEs that are not consolidated continue to receive investment management services from the Company, and are vehicles through which the Company offers its Global Value and/or International (ex-U.S.) Value strategies. The total net assets of these VIEs was approximately $244.2 million and $150.9 million at December 31, 2013 and December 31, 2012, respectively. Neither the Company nor the operating company were exposed to losses as a result of its involvement with these entities because they had no direct investment in them.
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
Revenue Recognition:
Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided. Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms. Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the assets under management. Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark. The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned. In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years. Performance fees are generally payable annually. Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved. For the years ended December 31, 2013, 2012, and 2011, the Company recognized approximately $3.9 million, $0.3 million and $3.8 million, respectively, in performance fee income.
Cash and Cash Equivalents:
At December 31, 2013 and 2012, cash and cash equivalents was $33.9 million and $32.6 million, respectively. The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposit and other accounts whose balances often exceed federally insured limits.
Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.
Restricted Cash:
The Company maintained compensating balances of $0.3 million and $1.0 million at December 31, 2013, and 2012, respectively, as collateral for a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its New York office space. Such amounts are recorded in Restricted Cash in the consolidated statements of financial condition.

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
The following table presents these instruments’ fair value at December 31, 2013:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$2,364	$—	$—
Investments in Mutual Funds	5,257	—	—
Total Fair Value	$7,621	$—	$—
The following table presents these instruments’ fair value at December 31, 2012:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$2,225	$—	$—
Investments in Mutual Funds	2,945	—	—
Total Fair Value	$5,170	$—	$—

For the years ended December 31, 2013 and 2012, there were no transfers between levels. In addition, the Company did not hold any Level 2 or 3 securities during 2013 or 2012.
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
The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions. At December 31, 2013 and 2012, no allowance for doubtful accounts has been deemed necessary.
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
Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate. It is also the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax Expense/(Benefit) on the consolidated statement of operations. For the years ended December 31, 2013, 2012, and 2011, no such expenses were recognized. As of December 31, 2013 and 2012, no such accruals were recorded.
The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized. At December 31, 2013, the Company had a $54.0 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units of the operating company for shares of its Class A common stock. At December 31, 2012, the Company had a $59.9 million valuation allowance against these deferred tax assets. The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Significant Accounting Policies (Continued)

Excess tax benefits related to stock- and unit-transactions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. The Company will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-In Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. During the year ended December 31, 2013, the Company had approximately $0.4 million in tax benefits associated with stock- and unit-based awards that it was not able to recognize. This amount is reflected as an unrecognized tax benefit. There were no unrecognized tax benefits for the years ended December 31, 2012 and 2011.
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
The functional currency of the Company is the United States Dollar. The functional currency of the Company’s representative office in Australia is the Australian Dollar. Assets and liabilities of this office are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. For the years ended December 31, 2013, 2012, and 2011, the Company did not record any accumulated other comprehensive income.
Note 3 — Compensation and Benefits
Compensation and benefits expense to employees and members is comprised of the following:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash Compensation and Other Benefits	$31,374	$28,690	$29,518
Non-Cash Compensation	5,448	3,065	5,047
Total Compensation and Benefits Expense(1)	$36,822	$31,755	$34,565

(1)	In 2011, the Company recognized approximately $2.2 million in charges related to certain employee departures.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below. Details of awards of Class B units of the operating company, options to purchase Class B units of the operating company, restricted shares of Class A common stock, and phantom Class B units of the operating company awarded in the three years ended December 31, are as follows:

	For the Year Ended December 31,
	2013		2012		2011
	Amount	Fair Value(1)	Amount	Fair Value(1)	Amount	Fair Value(1)
Phantom Class B Units (2)	805,879	$8.50	4,103,896	$3.85	—	$—
Class B Units	82,491	$9.17	124,718	$4.85	120,212	$4.90
Deferred Compensation Phantom Class B Units	68,518	$5.40	80,831	$4.33	71,428	$7.35
Options to Purchase Class B Units	76,522	$3.27	51,625	$1.32	458,194	$1.12
Restricted Shares of Class A Common Stock	100,000	$4.41	44,484	$5.24	—	$—

(1)	Represents the weighted average grant date estimated fair value per share, unit, or option.

(2)
Represents phantom Class B units issued under the 2006 Equity Incentive Plan. These phantom units vest ratably over ten years and are not entitled to receive dividend or dividend equivalents until vested.

Pursuant to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”), the operating company issues Class B units, phantom Class B units and options to purchase Class B units. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock and options to acquire shares of Class A common stock.
Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred. These deferred amounts may be invested, at the employee’s discretion, in certain third-party mutual funds, phantom Class B units, or money market funds. Amounts deferred in any calendar year reduce that year’s cash compensation expense and are amortized and vest ratably over a four year period commencing the following year. As of December 31, 2013 and 2012, the liability associated with deferred compensation investment accounts was $2.3 million and $1.3 million, respectively.
Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of the compensation otherwise payable to the director in cash, deferred in the form of phantom shares of Class A common stock of the company. Elections to defer compensation under the Director Plan are made on an annual basis. Elections of deferred stock units result in the issuance of phantom shares of Class A common stock. Distributions under the Director Plan shall be made in a single distribution of shares of our Class A common stock at such time as elected by the participant when the deferral was made. Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock. Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense. During the years ended December 31, 2013, 2012 and 2011, the directors were awarded 64,144, 72,228, and 39,756 phantom shares of Class A common stock, respectively, reflecting the annual deferral of compensation and additional phantom shares issued as of each date and in the amount of dividends and/or special dividends and distributions that are paid with respect to Class A common stock of the Company. As of December 31, 2013 and 2012, there were 158,882 and 147,500 phantom shares of Class A common stock outstanding, respectively. On September 3, 2013, pursuant to the Director Plan and in association with the resignation of a director, 6,944 phantom shares of Class A common stock were forfeited and the Company distributed 45,818 phantom shares of Class A common stock in the form of shares of Class A common stock. There were no distributions made under the Director Plan during the years ended December 31, 2012 and 2011.
The Company uses a fair value method in recording the expense associated with the granting of Class B units, restricted shares of Class A common stock, phantom Class B units, and options to purchase Class B units and shares of Class A common stock under the 2006 and 2007 Equity Incentive Plans, phantom Class B units under the Bonus Plan, and phantom shares of Class A common stock under the Director Plan.
The fair value of awarded restricted shares of Class A common stock under the 2007 Equity Incentive Plan and phantom shares of Class A common stock under the Director Plan is determined based on the closing market price of our Class A common stock on the date of grant. The fair value of awarded Class B units and phantom Class B units under the 2006 Equity Incentive Plan, and phantom Class B units under the Bonus Plan is determined by reference to the market price of our Class A

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

common stock on the date of grant since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis. Certain of the phantom Class B units and restricted shares of Class A common stock are not entitled to dividends or dividend equivalents while unvested. The fair value of these awards is determined based on the closing market price of our Class A common stock on the date of grant, net of the present value of the dividends using the applicable risk-free interest rate.
The fair value of options to purchase Class B units is determined by using an appropriate option pricing model on the grant date. For each of the three years ended December 31, the Company recognized compensation expense using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2013	2012	2011
Weighted Average Time Until Exercise	7 years	7 years	7 years
Volatility	42%	43%	43%
Risk-Free Rate	2.33%	1.24%	1.44%
Dividend Yield	3.31%	4.96%	5.66%
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
Dividend Yield — The dividend yield is based on the Company’s anticipated dividend payout over the expected term of the option awards.
The following is a summary of the option activity for the three years ended December 31, 2013:

	For the Year Ended December 31,
	2013		2012		2011
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning Balance	4,524,807	$6.88	5,071,227	$7.19	4,612,033	$7.45
Options Granted	76,522	10.26	51,625	5.24	458,194	4.77
Options Cancelled	—	—	(2,167)	8.00	(7,500)	11.40
Options Exercised	(752,445)	4.22	(180,878)	4.22	—	—
Options Repurchased by the Company	(55,000)	9.29	(415,000)	11.61	—	—
Other	—	—	—	—	8,500	4.66
Ending Balance	3,793,884	$7.45	4,524,807	$6.88	5,071,227	$7.19
The weighted average grant-date fair values of the options issued in 2013, 2012, and 2011 were $3.27, $1.32, and $1.12, respectively, per option. The 752,445 options to purchase Class B units that were exercised in 2013 resulted in 421,173 net Class B units issued, as a result of the redemption of 331,272 Class B units for the cashless exercise of the options. The 55,000 options repurchased by the operating company in 2013 were repurchased at fair value for an aggregate amount of $0.1 million. The 180,878 options to purchase Class B units that were exercised in 2012 resulted in 74,271 net Class B units issued, as a result of the redemption of 106,607 Class B units for the cashless exercise of the options. The 415,000 options repurchased by the operating company in 2012 were repurchased at fair value for an aggregate amount of $0.3 million.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

Exercise prices for options outstanding and exercisable as of December 31, 2013 are as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding as of December 31, 2013	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2013	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price
$4.22 – $5.00	1,508,683	5.9	$4.39	1,508,683	5.9	$4.39
$5.00 – $10.00	1,439,369	6.1	7.89	1,387,744	6.0	7.99
$10.00 – $15.00	845,832	4.1	12.15	776,688	3.6	12.32
$4.22 – $15.00	3,793,884	5.6	$7.45	3,673,115	5.5	$7.42
Based on the closing market price of the Company’s Class A common stock on December 31, 2013, the aggregate intrinsic value of the Company’s options was as follows:

	Options Outstanding	Options Exercisable
	(in thousands)
Aggregate Intrinsic Value	$16,966	$16,525

Phantom Class B units issued pursuant to the Bonus Plan, which generally vest ratably over four years, are summarized as follows:

	For the Year Ended December 31,
	2013		2012		2011
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	106,340	$5.69	73,570	$7.53	81,283	$7.36
Phantom Class B Units Issued	68,518	5.40	80,831	4.33	71,428	7.35
Vesting of Phantom Class B Units	(65,193)	6.00	(48,061)	6.22	(79,141)	7.23
Ending Balance	109,665	$5.32	106,340	$5.69	73,570	$7.53

Phantom Class B units issued pursuant to the 2006 Equity Incentive Plan, which generally vest ratably over 10 years and are not eligible to receive dividends or dividend equivalents until vested, are summarized as follows:

	For the Year Ended December 31,
	2013		2012		2011
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	4,103,896	$3.85	—	$—	—	$—
Phantom Class B Units Issued	805,879	8.50	4,103,896	3.85	—	—
Vesting of Phantom Class B Units	(410,389)	3.85	—	—	—	—
Ending Balance	4,499,386	$4.68	4,103,896	$3.85	—	$—
For the year ended December 31, 2013, the Company awarded $1.0 million in delayed-vesting cash awards issued to certain members. These delayed-vesting cash award have varying vesting schedules with $0.6 million to be paid in 2014 and $0.4 million to be paid in 2015. For the year ended December 31, 2012, the Company awarded $1.1 million in delayed-vesting cash awards, with $0.6 million was paid during 2013 and the remaining $0.5 million to be paid in 2014. For the year ended December 31, 2011, the Company awarded $1.0 million in delayed-vesting cash awards, of which $0.6 million was paid in 2012 and the remaining $0.4 million paid during 2013.
As of December 31, 2013 and 2012, the Company had approximately $29.7 million and $22.8 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan; Class B units, option grants, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock issued under the

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.
Note 4 — Employee Benefit Plans
During 2011, the operating company implemented a Profit Sharing and Savings Plan for the benefit of substantially all employees. The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law. The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan. During the year ended December 31, 2013 and 2012, the expense recognized in connection with this plan was $0.7 million and $0.6 million, respectively. No such expenses were incurred in the year ended December 31, 2011.
Note 5 — Earnings per Share
Basic earnings per share is computed by dividing the Company’s net income attributable to its common stockholders by the weighted average number of shares outstanding during the reporting period. For the years ended December 31, 2013, 2012, and 2011, the Company’s basic earnings per share was determined as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share	$6,670	$3,840	$3,382
Basic Weighted-Average Shares Outstanding	11,990,757	10,787,540	9,972,978
Basic Earnings per Share	$0.56	$0.36	$0.34
Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding membership units of the operating company, phantom Class B units, phantom Class A common stock, outstanding Class B unit options, options to purchase Class A common stock, and restricted Class A common stock, to the extent they would have a dilutive effect on earnings per share for the reporting period. Net income for diluted earnings per share generally assumes all outstanding operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to the Company's net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate, exclusive of one-time charges and adjustments associated with both the valuation allowance and the liability to selling and converting shareholders.
For the years ended December 31, 2013, 2012, and 2011, the Company’s diluted net income was determined as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$40,533	$29,711	$30,188
Less: Assumed Corporate Income Taxes	16,886	12,730	12,939
Assumed After-Tax Income of Pzena Investment Management, LLC	23,647	16,981	17,249
Net Income of Pzena Investment Management, Inc	6,670	3,840	3,382
Diluted Net Income	$30,317	$20,821	$20,631
Under the two-class method, earnings per share is calculated by dividing net income for diluted earnings per share by the weighted average number of common shares outstanding during the period, plus the dilutive effect of any potential common shares outstanding during the period using the more dilutive of the treasury method or two-class method. The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared and undistributed earnings for the period. The Company’s net income for diluted earnings per share is reduced by the amount allocated to participating Class B units for purposes of calculating earnings per share. Dividends paid per share on the unvested Class B units are equal to the dividends paid per share of Class A common stock of the Company.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5 — Earnings per Share (Continued)

For the years ended December 31, 2013, 2012, and 2011, the Company’s diluted earnings per share were determined as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$30,244	$20,742	20,597
Participating Class B Units	73	79	34
Total Diluted Net Income Attributable to Shareholders	$30,317	$20,821	$20,631
Basic Weighted-Average Shares Outstanding	11,990,757	10,787,540	9,972,978
Dilutive Effect of Class B Units	52,508,211	53,783,093	54,418,301
Dilutive Effect of Options(1)	690,563	535,629	571,439
Dilutive Effect of Phantom Units	1,383,794	140,397	25,564
Dilutive Effect of Restricted Shares of Class A Common Stock(2)	29,795	1,099	—
Dilutive Weighted-Average Shares Outstanding	66,603,120	65,247,758	64,988,282
Add: Participating Class B Units(3)	156,720	243,515	107,515
Total Dilutive Weighted-Average Shares Outstanding	66,759,840	65,491,273	65,095,797
Diluted Earnings per Share	$0.45	$0.32	$0.32

(1)	Represents the dilutive effect of options to purchase Class B units and Class A common stock.

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

(3)
Unvested Class B Units granted to employees have nonforfeitable rights to dividends and therefore participate fully in the results of the operating company's operations from the date they are granted. They are included in the computation of diluted earnings per share using the two-class method for participating securities.

Approximately 1.2 million options to purchase Class B units and 1.0 million options to purchase Class A common stock were excluded from the calculation of diluted earnings per share for the year ended December 31, 2013, as their inclusion would have had an antidilutive effect based on current market prices. Approximately 1.6 million options to purchase Class B units and 1.0 million options to purchase Class A common stock, and 1.8 million options to purchase Class B units and 1.0 million options to purchase Class A common stock were excluded from the calculations for the years end December 31, 2012 and 2011, respectively, as their inclusion would have had an antidilutive effect for the respective periods based on market prices.
Note 6 — Shareholders’ Equity
The Company functions as the sole managing member of the operating company. As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income. Class A and Class B units of the operating company have the same economic rights per unit. As of December 31, 2013, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 18.7% and 81.3%, respectively, of the economic interests in the operations of the business. As of December 31, 2012, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 17.2% and 82.8%, respectively, of the economic interests in the operations of the business.
Each Class B unit of the operating company has a corresponding share of the Company’s Class B common stock, par value $0.000001 per share. Each share of the Company’s Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of the Company’s common stock outstanding. From this time and thereafter, each share of the Company’s Class B common stock entitles its holder to one vote. When a Class B unit is exchanged for a share of the Company’s Class A common stock or forfeited, a corresponding share of the Company’s Class B common stock will automatically be redeemed and canceled. Conversely, to the extent that the Company causes the operating company to issue additional Class B units to employees

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 6 — Shareholders' Equity (Continued)

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
On March 20, 2013, August 31, 2012, September 15, 2011, and March 28, 2011, certain of the operating company’s members exchanged an aggregate of 1,328,334, 722,521, 670,902, and 536,528, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company. These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.
The incremental assets and liabilities assumed in the exchanges were recorded on March 20, 2013, August 31, 2012, September 15, 2011, and March 28, 2011 as follows:

	March 20, 2013	August 31, 2012	September 15, 2011	March 28, 2011
	(in thousands)
Pzena Investment Management, LLC Members' Capital	$18,781	$10,006	$9,274	$7,425
Pzena Investment Management, LLC Accumulated Deficit	(18,100)	(9,651)	(8,870)	(7,167)
Realizable Deferred Tax Asset	795	278	205	306
Net Tax Receivable Liability to Converting Unitholders	(677)	(242)	(174)	(260)
Total	$799	$391	$435	$304
Common Stock, at Par	$13	$7	$7	$5
Additional Paid-in Capital	786	384	428	299
Total	$799	$391	$435	$304
The Company announced a share repurchase program on April 24, 2012. The Board of Directors authorized the Company to repurchase an aggregate of $10 million of the Company’s outstanding Class A common stock and the operating company’s Class B units on the open market and in private transactions in accordance with applicable securities laws. The timing, number and value of common shares and units repurchased are subject to the Company’s discretion. The Company’s share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, for any reason.
During the year ended December 31, 2013, the Company purchased and retired 383,450 shares of Class A common stock and 356,843 Class B units under the current repurchase authorization at an average price per share of $6.29 and $10.44, respectively. During the year ended December 31, 2012, the Company purchased and retired 147,669 shares of Class A common stock and 36,158 Class B units at an average price per share of $5.05 and $5.25, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7 — Non-Controlling Interests

Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$40,533	$29,711	$30,188
Non-Controlling Interests of Consolidated Subsidiaries	1,235	854	(327)
Non-Controlling Interests	$41,768	$30,565	$29,861
Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as redemptions by investors in the Company’s consolidated subsidiaries.
Note 8 — Investments, at Fair Value
Investments in equity securities consisted of the following at December 31, 2013:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$1,732	$632	$2,364
Investments in Mutual Funds	4,043	1,214	5,257
Total	$5,775	$1,846	$7,621
Investments in equity securities consisted of the following at December 31, 2012:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$1,988	$237	$2,225
Investments in Mutual Funds	2,561	384	2,945
Total	$4,549	$621	$5,170
Note 9 — Property and Equipment
Property and equipment, net, is comprised of the following:

	As of
	December 31, 2013	December 31, 2012
	(in thousands)
Leasehold Improvements	$1,219	$1,219
Computer Hardware	1,141	982
Furniture and Fixtures	786	788
Office Equipment	256	271
Computer Software	283	214
Total	3,685	3,474
Less: Accumulated Depreciation and Amortization	(2,850)	(2,695)
Total	$835	$779

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Depreciation is included in general and administrative expense and totaled $0.2 million, $0.2 million, and $0.4 million, for the years ended December 31, 2013, 2012, and 2011, respectively. During the year ended December 31, 2011, the Company entered into a noncancelable sublease agreement for certain excess office space associated with its operating lease agreement, discussed further in Note 11, Commitments and Contingencies. For the year ended December 31, 2011, the Company recognized a $0.9 million loss on disposal of fixed assets associated with this sublease, which is included in general and administrative expense. No such losses were recognized for the years ended December 31, 2013 and 2012.
Note 10 — Related Party Transactions
For the years ended December 31, 2013, 2012, and 2011, the Company earned $1.4 million, $1.5 million, and $2.6 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company. The Company is not the primary beneficiary of these VIEs.
At December 31, 2013 and 2012, the Company had approximately $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in Receivable from Related Parties on the consolidated statements of financial condition. The Company is the sponsor and investment manager of this entity.
At December 31, 2013 and 2012, other liabilities included approximately $0.1 million of payables to employee members. There were no such payables at December 31, 2011.
At December 31, 2013 and 2012, receivables from related parties included approximately $0.1 million of loans to employees.
The operating company manages the personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its two Executive Vice Presidents. The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest. Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors. The operating company also manages the personal funds of some of its employees’ family members. Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history. The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.6 million, $0.4 million, and $0.4 million in 2013, 2012, and 2011, respectively. The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was approximately $0.1 million in 2013 and 2012 and less than $0.1 million in 2011.
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
The Company leases office space under a non-cancelable operating lease agreement which expires on October 31, 2015. The Company reflects minimum lease expense for its headquarters on a straight-line basis over the lease term. During the year ended December 31, 2011, the Company entered into a noncancelable sublease agreement for certain excess office space associated with its operating lease agreement. The sublease agreement also expires on October 31, 2015. During the year ended December 31, 2011, a $1.6 million loss was recognized in general and administrative expense for the aggregate excess of the future costs expected to be incurred over the anticipated sublease income associated with this operating sublease. No such losses were recognized for the years ended December 31, 2013 and 2012.
Lease expenses for the years ended December 31, 2013, 2012, and 2011 were $1.5 million, $1.4 million, and $2.0 million, respectively, and are included in general and administrative expense. Sublease income for the years ended December 31, 2013, 2012, and 2011 was $0.4 million, $0.2 million, $0.1 million. Future minimum lease payments are as follows:

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 11 — Commitments and Contingencies (Continued)

Year Ending December 31,	Minimum Payments(1)
(in thousands)
2014	2,099
2015	1,748
2016	—
2017	—
2018	—
Total	$3,847
(1) Amounts have not been reduced by future minimum sublease payments of $0.7 million due under noncancelable sublease agreements.
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
The components of the income tax expense are as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current Provision:
Unincorporated Business Taxes(1)	$2,438	$2,440	$2,736
Local Corporate Tax	—	—	—
State Corporate Tax	—	—	—
Federal Corporate Tax	—	—	(63)
Total Current Provision	$2,438	$2,440	$2,673
Deferred Provision:
Unincorporated Business Taxes(1)	$(4)	$(21)	$(119)
Local Corporate Tax	405	289	264
State Corporate Tax	714	510	464
Federal Corporate Tax	2,892	1,761	1,658
Total Deferred Provision	$4,007	$2,539	$2,267
Change in Valuation Allowance	(6,142)	(3,068)	(1,795)
Net Adjustment to Deferred Tax Asset(2)	$286	$—	$—
Total Income Tax Expense	$589	$1,911	$3,145
(1) During the year ended December 31, 2013, the operating company recognized a $0.6 million tax benefit associated with the amendment of prior year tax returns to change the methodology for state and local receipts.
(2) During 2013, the Company recognized adjustments to the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with a change in the effective tax rate.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 12 — Income Taxes (Continued)

A reconciliation between the provision for income taxes reported for financial reporting purposes, and the application of the statutory U.S. Federal, state, and local tax rates to the reported income before income taxes for the years ended December 31, 2013, 2012, and 2011, were as follows:

	For the Year Ended December 31,
	2013		2012		2011
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(in thousands, except % amounts)
Federal Corporate Tax	$16,669	34.0%	$12,347	34.0%	$12,372	34.0%
State and Local Corporate Tax, net of Federal Benefit	3,775	7.7%	3,214	8.9%	3,220	8.9%
Unincorporated Business Tax(1)	1,741	3.6%	1,382	3.8%	1,496	4.1%
Non-Controlling Interests	(17,417)	(35.5)%	(13,097)	(36.1)%	(12,795)	(35.2)%
Increase/(Decrease) in Liability to Selling and Converting Shareholders	1,519	3.1%	900	2.5%	538	1.5%
Deferred Income Tax Valuation Allowance	(6,142)	(12.5)%	(3,068)	(8.4)%	(1,795)	(4.9)%
Other	444	0.8%	233	0.6%	109	0.2%
Income Tax Expense	$589	1.2%	$1,911	5.3%	$3,145	8.6%
(1) During the year ended December 31, 2013, the operating company recognized a $0.6 million tax benefit associated with the amendment of prior year tax returns to change the methodology for state and local receipts.
The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.
A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the year ended December 31, 2013 is as follows. No unrecognized tax benefits were recognized during the years ended December 31, 2012 and 2011.

For the Year Ended December 31, 2013
(in thousands)
Balance at December 31, 2012	$—
Increases Related to Prior Year Tax Positions	188
Increases Related to Current Year Tax Positions	221
Balance at December 31, 2013	$409
As of December 31, 2013 and 2012, the Company had available for U.S. federal income tax reporting purposes, a net operating loss carryforward of $10.4 million and $9.1 million, respectively, which expires in varying amounts during the tax years 2027 through 2033.
As of December 31, 2013, included in net operating losses are approximately $1.0 million of deductions for excess stock- and unit- based transactions. The $0.4 million of tax benefit associated with these deductions will be credited to Additional-Paid-In-Capital when such deductions reduce taxes payable. Although these net operating losses are included in the total carryforward amount, they are not reflected in the table of deferred tax assets as the excess tax benefits are not yet realized. There were no such net operating losses as of December 31, 2012.
The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2009. All tax years subsequent to, and including, 2009 are considered open and subject to examination by tax authorities. During 2013, the Company extended the examination statute of limitations for the 2009 tax year in association with the amendment of prior year tax returns to change the methodology for state and local receipts.
The acquisition of the Class B units of the operating company, noted below, has allowed the Company to make an election under Section 754 of the Internal Revenue Code (“Section 754”) to step up its tax basis in the net assets acquired. This step up

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 12 — Income Taxes (Continued)

is deductible for tax purposes over a 15-year period. Based on the net proceeds of the initial public offering and tax basis of the operating company, this election gave rise to an initial deferred tax asset of approximately $68.7 million.
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
As discussed in Note 6, Shareholders’ Equity, on March 20, 2013, August 31, 2012, September 15, 2011, and March 28, 2011, certain of the operating company’s members exchanged an aggregate of 1,328,334, 722,521, 670,902, and 536,528, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company. The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754. Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $5.9 million deferred tax asset and corresponding $5.0 million liability on March 20, 2013, a $2.2 million deferred tax asset and a corresponding $1.9 million liability on August 31, 2012, a $1.5 million deferred tax asset and a corresponding $1.3 million liability to converting shareholders on September 15, 2011, and a $2.4 million deferred tax asset and a corresponding $2.0 million liability to converting shareholders on March 28, 2011. The Company assessed the realizability of the deferred tax asset associated with each of these exchanges and determined that a portion of each of their benefits would go unutilized. Consequently, the Company established a $5.1 million, a $1.9 million, a $1.3 million, and a $2.1 million valuation allowance on March 20, 2013, August 31, 2012, September 15, 2011, and March 28, 2011, respectively, to reduce the deferred tax asset to an amount more likely than not to be realized. These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years. The Company similarly reduced the associated liability to selling and converting shareholders by $4.4 million, $1.6 million, $1.1 million, and $1.8 million, at March 20, 2013, August 31, 2012, September 15, 2011, and March 28, 2011, respectively, to reflect this change in the estimated realization of these assets. As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.
During the years ended December 31, 2013 and 2012, after giving effect to the exchanges discussed earlier, the Company’s valuation allowance was reduced by approximately $6.1 million and $3.1 million, respectively, due to revised estimates of future taxable income. To reflect this change in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $4.5 million and $2.6 million, respectively, for the years ended December 31, 2013 and 2012. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations. As of December 31, 2013 and 2012, the net values of all deferred tax assets were approximately $12.3 million and $9.7 million, respectively.
The change in the Company’s deferred tax assets, net of valuation allowance, for the year ended December 31, 2013 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2012	$65,069	$4,536	$(59,917)	$9,688
Deferred Tax (Expense)/Benefit	(3,788)	(239)	—	(4,027)
Unit Exchange	5,935	—	(5,140)	795
Change in Valuation Allowance	—	—	6,142	6,142
Net Adjustment to Deferred Tax Asset(1)	(5,588)	360	4,942	(286)
Balance at December 31, 2013	$61,628	$4,657	$(53,973)	$12,312
(1) During 2013, the Company recognized adjustments to the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with a change in the effective tax rate.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 12 — Income Taxes (Continued)

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the year ended December 31, 2013, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2012	$(59)
Deferred Tax Expense	20
Balance at December 31, 2013	$(39)
The change in the Company’s deferred tax assets, net of valuation allowance, for the year ended December 31, 2012 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2011	$66,224	$3,661	$(61,050)	$8,835
Deferred Tax (Expense)/Benefit	(3,368)	875	—	(2,493)
Unit Exchange	2,213	—	(1,935)	278
Change in Valuation Allowance	—	—	3,068	3,068
Balance at December 31, 2012	$65,069	$4,536	$(59,917)	$9,688
The change in the Company’s deferred tax liabilities for the year ended December 31, 2012 is summarized as follows:

Total
(in thousands)
Balance at December 31, 2011	$(13)
Deferred Tax Expense	(46)
Balance at December 31, 2012	$(59)
As of December 31, 2013 and 2012, the net values of the liability to selling and converting shareholders were approximately $12.8 million and $9.7 million, respectively. The change in the Company’s liability to selling and converting shareholders for the years ended December 31, 2013 and 2012, is summarized as follows:

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Beginning Balance	$9,656	$11,218
Change in Liability	4,468	2,647
Unit Conversion	677	242
Tax Receivable Agreement Payments	(2,024)	(4,451)
Ending Balance	$12,777	$9,656

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13 — Quarterly Results of Operations (unaudited)
Unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 are summarized below:

	For the Quarter Ended 2013
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts) (unaudited)
Total Revenue	$28,749	$24,046	$22,132	$20,842
Operating Income	17,197	12,951	11,275	9,425
Net Income	$2,279	$1,956	$1,266	$1,169
Basic Earnings Per Share	$0.19	$0.16	$0.10	$0.10
Diluted Earnings Per Share	$0.15	$0.12	$0.10	$0.09

	For the Quarter Ended 2012
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts) (unaudited)
Total Revenue	$19,312	$18,861	$18,339	$19,768
Operating Income	9,468	9,408	8,411	9,892
Net Income	$956	$1,263	$614	$1,007
Basic Earnings Per Share	$0.09	$0.12	$0.06	$0.10
Diluted Earnings Per Share	$0.08	$0.09	$0.06	$0.09
Note 14 — Subsequent Events
The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

On February 11, 2014, the Company declared a year-end dividend of $0.26 per share of its Class A common stock which was paid on March 6, 2014 to holders of record on February 21, 2014.

On February 11, 2014, the Company announced that its Board of Directors approved an increase of $20 million in the aggregate amount authorized under the current program to repurchase outstanding Class A common stock and Class B units. As of December 31, 2013, there was approximately $2.9 million remaining of the $10.0 million program announced by the Board of Directors on April 24, 2012. The Company intends to use available cash on hand to fund such purchases. The objective of the program is to minimize dilution from compensatory stock- and unit-related issuances.

The timing, number and value of common shares and units repurchased under the plan will be determined by management, in its discretion. The Company has no obligation to repurchase any common shares or units under the authorization, and repurchase plan may be suspended, discontinued, or modified at any time, for any reason.

SHAREHOLDER INFORMATION
Board of Directors
Richard S. Pzena, Chairman, Chief Executive Officer and Co-Chief Investment Officer of Pzena Investment Management, Inc.
John P. Goetz, President, Co-Chief Investment Officer of Pzena Investment Management, Inc.
William L. Lipsey, President, Head of Marketing and Client Service of Pzena Investment Management, Inc.
Steven M. Galbraith, Managing Member, Herring Creek Capital
Joel M. Greenblatt, Managing Partner of Gotham Capital and Gotham Asset Management
Richard P. Meyerowich, Former external consultant and former Senior Partner of Deloitte & Touche LLP
Charles D. Johnston, Former President of Morgan Stanley Smith Barney
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