Form 10-Q
period 2014-03-31
Pzena Investment Management, Inc.
filed 2014-05-02
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of May 2, 2014, there were 12,176,592 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.
As of May 2, 2014, there were 53,012,836 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013.  Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  We undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Quarterly Report on Form 10-Q.

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and Cash Equivalents	$25,754	$33,878
Restricted Cash	316	316
Due from Broker	754	58
Advisory Fees Receivable	23,401	23,947
Investments, at Fair Value	12,995	7,621
Receivable from Related Parties	211	119
Other Receivables	564	550
Prepaid Expenses and Other Assets	882	577
Deferred Tax Asset, Net of Valuation Allowance of $46,849 and $53,973 in 2014 and 2013, respectively	11,337	12,312
Property and Equipment, Net of Accumulated Depreciation of $2,901 and $2,850 in 2014 and 2013, respectively	863	835
TOTAL ASSETS	$77,077	$80,213
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$6,751	$5,570
Due to Broker	5,233	5
Liability to Selling and Converting Shareholders	10,959	12,777
Lease Liability	672	778
Deferred Compensation Liability	615	2,339
Other Liabilities	104	195
TOTAL LIABILITIES	24,334	21,664
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 12,176,592 and 12,158,057 Shares Issued and Outstanding in 2014 and 2013, respectively)	121	121
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 52,834,679 and 52,820,720 Shares Issued and Outstanding in 2014 and 2013, respectively)	—	—
Additional Paid-In Capital	9,939	9,750
Retained Earnings	4,773	6,491
Total Pzena Investment Management, Inc.'s Equity	14,833	16,362
Non-Controlling Interests	37,910	42,187
TOTAL EQUITY	52,743	58,549
TOTAL LIABILITIES AND EQUITY	$77,077	$80,213

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months Ended March 31,
	2014	2013
REVENUE	$26,401	$20,842
EXPENSES
Compensation and Benefits Expense	10,050	9,608
General and Administrative Expense	2,320	1,809
Total Operating Expenses	12,370	11,417
Operating Income	14,031	9,425
OTHER INCOME/(EXPENSE)
Interest Income	15	27
Dividend Income	50	29
Net Realized and Unrealized Gain from Investments	104	851
Change in Liability to Selling and Converting Shareholders	(127)	(1,039)
Other (Expense)	(89)	(40)
Total Other (Expense)	(47)	(172)
Income Before Income Taxes	13,984	9,253
Income Tax Expense/ (Benefit)	1,683	(438)
Net Income	12,301	9,691
Less: Net Income Attributable to Non-Controlling Interests	10,853	8,522
Net Income Attributable to Pzena Investment Management, Inc.	$1,448	$1,169

Net Income for Basic Earnings per Share	$1,448	$1,169
Basic Earnings per Share	$0.12	$0.10
Basic Weighted Average Shares Outstanding	12,176,592	11,267,021

Net Income for Diluted Earnings per Share	$7,576	$5,806
Diluted Earnings per Share	$0.11	$0.09
Diluted Weighted Average Shares Outstanding[1]	67,929,783	66,583,836

Cash Dividends per Share of Class A Common Stock	$0.26	$0.16
1 Under the "two-class method," restricted Class B units that are considered participating securities are required to be included in the computation of diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2013	12,158,057	52,820,720	$121	$9,750	$6,491	$42,187	$58,549
Amortization of Non-Cash Compensation	18,535	17,435	—	161	—	700	861
Directors' Shares	—	—	—	22	—	94	116
Net Income	—	—	—	—	1,448	10,853	12,301
Repurchase and Retirement of Class B Units	—	(3,476)	—	(8)	—	(33)	(41)
Class A Cash Dividends Declared and Paid ($0.26 per share)	—	—	—	—	(3,166)	—	(3,166)
Contributions from Non-Controlling Interests	—	—	—	—	—	948	948
Distributions to Non-Controlling Interests	—	—	—	—	—	(16,825)	(16,825)
Other	—	—	—	14	—	(14)	—
Balance at March 31, 2014	12,176,592	52,834,679	$121	$9,939	$4,773	$37,910	$52,743

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net Income	$12,301	$9,691
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	53	39
Non-Cash Compensation	1,476	1,294
Director Share Grant	116	75
Net Realized and Unrealized (Gain) from Investments	(104)	(851)
Change in Liability to Selling and Converting Shareholders	127	1,039
Deferred Income Taxes	970	(434)
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	546	(2,175)
Due from Broker	(696)	(1,617)
Restricted Cash	—	(1)
Prepaid Expenses and Other Assets	(319)	(793)
Due to Broker	5,228	1,626
Accounts Payable, Accrued Expenses, and Other Liabilities	(1,244)	1,079
Tax Receivable Agreement Payments	(1,945)	(2,000)
Change in Lease Liability	(106)	(106)
Purchases of Investments	(15,355)	(33,260)
Proceeds from Sale of Investments	10,063	33,698
Net Cash Provided by Operating Activities	11,111	7,304
INVESTING ACTIVITIES
Purchases of Investments in Deferred Compensation Plan	(519)	(1,459)
Proceeds from Investments in Deferred Compensation Plan	541	78
Payments from/ (to) Related Parties	(92)	(47)
Purchase of Property and Equipment	(81)	—
Net Cash (Used in)/Provided by Investing Activities	(151)	(1,428)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	—	(667)
Repurchase and Retirement of Class B Units	(41)	—
Distributions to Non-Controlling Interests	(16,825)	(11,623)
Contributions from Non-Controlling Interests	948	—
Dividends	(3,166)	(1,772)
Net Cash Used in Financing Activities	(19,084)	(14,062)
NET CHANGE IN CASH	$(8,124)	$(8,186)
CASH AND CASH EQUIVALENTS - Beginning of Period	$33,878	$32,645
Net Change in Cash	(8,124)	(8,186)
CASH AND CASH EQUIVALENTS - End of Period	$25,754	$24,459
Supplementary Cash Flow Information:
Income Taxes Paid	$891	$869

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

The operating company is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of March 31, 2014, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company has consolidated the results of operations and financial condition of the following entities as of March 31, 2014:

		Operating Company's Ownership at
Legal Entity	Type of Entity (Date of Formation)	March 31, 2014
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Service, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Emerging Markets Focused Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	100.0%
Pzena Long/Short Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	100.0%
Pzena Mid Cap Focused Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Investment Funds Trust, Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	—%
Pzena International Value Service, a series of Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	—%

Note 2—Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations.  The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest.  The Company also consolidates variable-interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary.  These majority-owned subsidiaries in which the Company has a controlling financial interest and the VIEs where the Company is deemed to be the primary beneficiary are collectively referred to as “consolidated subsidiaries.”  Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company.  All significant inter-company transactions and balances have been eliminated.

On March 31, 2014, the operating company launched the Pzena Emerging Markets Focused Value Fund, Pzena Long/Short Value Fund, and Pzena Mid Cap Focused Value Fund, for which it acts as the investment advisor. On March 31, 2014, the Company provided the initial cash investment in an effort to generate an investment performance track record to attract third-party investors. As of March 31, 2014, the Company had an initial investment representing 100% of the ownership in each entity. As a result, the entities were consolidated with the Company as of March 31, 2014. At March 31, 2014, the aggregate of Pzena Emerging Markets Focused Value Fund, Pzena Long/Short Value Fund, and Pzena Mid Cap Focused Value Fund's $6.0 million in net assets were

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

included in the Company's consolidated statements of financial condition. The operating company, as Investment Manager of these funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. No such expenses were recognized during three months ended March 31, 2014.

Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company.  A majority of the trustees do not hold equity investments in this trust.  Since the holders of the equity investments in this partnership lack a controlling financial interest in it, this entity is deemed to be a VIE.  The Company is considered the primary beneficiary of this VIE.  At March 31, 2014, the Pzena Large Cap Value Fund’s $1.1 million in net assets were included in the Company’s consolidated statements of financial condition.

The operating company is the managing member of Pzena International Value Fund.  The operating company is considered the primary beneficiary of this entity. As a result, the entity was consolidated as of February 1, 2011.  At March 31, 2014, Pzena International Value Fund’s $2.3 million in net assets were included in the Company’s consolidated statements of financial condition.

VIEs that are not consolidated continue to receive investment management services from the Company, and are vehicles through which the Company offers its Global Value and/or Non-U.S. Value Strategies.  The total net assets of these VIEs was approximately $270.5 million and $244.2 million at March 31, 2014 and December 31, 2013, respectively.  Neither the Company nor the operating company were exposed to losses as a result of its involvement with these entities because they had no direct investment in them.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the assets under management.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned.   In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually.  Following the preferred method identified in the Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  For the three months ended March 31, 2014 and 2013, the Company recognized approximately $0.3 million and less than $0.1 million in performance fee income, respectively.

Cash and Cash Equivalents:

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

At March 31, 2014 and December 31, 2013, Cash and Cash Equivalents was $25.8 million and $33.9 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposits and other accounts whose balances often exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

The Company maintained compensating balances of $0.3 million at March 31, 2014 and December 31, 2013 as collateral for a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its New York office space.  Such amounts are recorded in Restricted Cash in the consolidated statements of financial condition.

Due to/from Broker:

Due to/from Broker consists primarily of amounts payable/receivable for unsettled securities transactions held/initiated at the clearing brokers of the Company’s consolidated subsidiaries.

Investments, at Fair Value:

Investments, at Fair Value represents the securities held by the Company and its consolidated subsidiaries, as well as investments in third-party mutual funds.  The Company’s investments in third-party mutual funds are held to satisfy the Company’s obligations under its deferred compensation program.  Dividends associated with the investments of the Company’s consolidated subsidiaries are recorded as dividend income on an ex-dividend basis in the consolidated statement of operations.

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

The Company’s fair value measurements relate to its consolidated investments in equity securities, which are exchange-traded securities with quoted prices in active markets, and its investments in third-party mutual funds, which have a readily available net asset value per share.  The fair value measurements of the equity securities and investments in mutual funds have been classified as Level 1.

The following table presents these instruments’ fair value at March 31, 2014:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$7,722	$—	$—
Investments in Mutual Funds	5,273	—	—
Total Fair Value	$12,995	$—	$—

The following table presents these instruments’ fair value at December 31, 2013:

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$2,364	$—	$—
Investments in Mutual Funds	5,257	—	—
Total Fair Value	$7,621	$—	$—

For the three months ended March 31, 2014 and 2013, there were no transfers between levels. In addition, the Company did not hold any Level 2 or 3 securities during these periods.

Securities Valuation:

Investments in equity securities for which market quotations are available are valued at the last reported price or closing price on the primary market or exchange on which they trade.  If no reported equity sales occurred on the valuation date, equity investments are valued at the bid price.  Investments in third-party mutual funds are valued at the closing net asset value per share of the fund on the day of valuation.  Transactions are recorded on a trade date basis.

The net realized gain or loss on sales of securities and investments in third-party mutual funds is determined on a specific identification basis and is included in Net Realized and Unrealized Gain/(Loss) from Investments in the consolidated statements of operations.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from brokers, and advisory fees receivable.  The Company maintains its cash and cash equivalents in bank deposits and other accounts whose balances often exceed federally insured limits.

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.  At March 31, 2014 and December 31, 2013, no allowance for doubtful accounts was deemed necessary.

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

Judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which,

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate. It is also the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax Expense/(Benefit) on the consolidated statement of operations. For the three months ended March 31, 2014 and 2013, no such expenses were recognized. As of March 31, 2014 and December 31, 2013, no such accruals were recorded.
The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At March 31, 2014, the Company had a $46.8 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock.  At December 31, 2013, the Company had a $54.0 million valuation allowance against these deferred tax assets.  The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

Excess tax benefits related to stock- and unit-transactions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. The Company will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-In Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. For the three months ended March 31, 2014, the Company had less than $0.1 million in tax benefits associated with stock- and unit-based awards that it was not able to recognize. There were no unrecognized tax benefits for the three months ended March 31, 2013.

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

The functional currency of the Company is the United States Dollar.  The functional currency of the Company’s representative office in Australia is the Australian Dollar.  Assets and liabilities of this office are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  For the three months ended March 31, 2014 and 2013, the Company did not record any accumulated other comprehensive income.

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash Compensation and Other Benefits	$8,574	$8,388
Non-Cash Compensation	1,476	1,220
Total Compensation and Benefits Expense	$10,050	$9,608

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  Details of Class B units, phantom Class B units and restricted shares of Class A common stock awarded during the three months ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended March 31,
	2014		2013
	Amount	Fair Value[1]	Amount	Fair Value[1]
Class B Units	32,479	$11.76	18,517	$5.40
Deferred Compensation Phantom Class B Units	22,959	$11.76	68,518	$5.40
Restricted Shares of Class A Common Stock	—	$—	100,000	$4.41
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

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  These deferred amounts may be invested, at the employee’s discretion, in certain third-party mutual funds, phantom Class B units, or money market funds.  Amounts deferred in any calendar year reduce that year’s cash compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  As of March 31, 2014 and December 31, 2013, the liability associated with deferred compensation investment accounts was $0.6 million and $2.3 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of the compensation otherwise payable to the director in cash, deferred in the form of phantom shares of Class A common stock of the Company.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan shall be made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of March 31, 2014 and December 31, 2013, there were 188,620 and 158,882 phantom shares of Class A common stock outstanding, respectively. For the three months ended March 31, 2014 and 2013 no distributions were made under the Director plan.

The Company issues to certain of its employees delayed-vesting cash awards.  For the three months ended March 31, 2014 and 2013 no such awards were granted.  Previously awarded delayed-vesting cash awards have varying vesting schedules with $1.1 million to be paid at the end of 2014 and the remaining $0.4 million to be paid at the end of 2015.

As of March 31, 2014 and December 31, 2013, the Company had approximately $28.7 million and $29.7 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan; Class B units, option grants, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For the three months ended March 31, 2014 and 2013, the expense recognized in connection with this plan was $0.3 million and $0.2 million, respectively.

Note 5—Earnings per Share

Basic earnings per share is computed by dividing the Company’s net income attributable to its common stockholders by the weighted average number of shares outstanding during the reporting period.  For the three months ended March 31, 2014 and 2013,  the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share	$1,448	$1,169
Basic Weighted-Average Shares Outstanding	12,176,592	11,267,021
Basic Earnings per Share	$0.12	$0.10

Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding operating company membership units, phantom Class B units, phantom Class A common stock, outstanding Class B unit options, options to purchase Class A common stock, and restricted Class A common stock, to the extent they would have a dilutive effect on net income per share for the reporting period.  Net income for diluted earnings per share generally assumes all outstanding operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate, exclusive of adjustments associated with both the valuation allowance and the liability to selling and converting shareholders and other one-time charges.

For the three months ended March 31, 2014 and 2013, the Company’s diluted net income was determined as follows:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$10,780	$8,114
Less: Assumed Corporate Income Taxes	4,652	3,477
Assumed After-Tax Income of Pzena Investment Management, LLC	6,128	4,637
Net Income of Pzena Investment Management, Inc.	1,448	1,169
Diluted Net Income	$7,576	$5,806

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

of calculating earnings per share.  Dividend equivalent distributions paid per share on the operating company’s unvested restricted Class B units are equal to the dividends paid per Company Class A common stock.

For the three months ended March 31, 2014 and 2013, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$7,559	$5,792
Participating Class B Units	17	14
Total Diluted Net Income Attributable to Shareholders	$7,576	$5,806

Basic Weighted-Average Shares Outstanding	12,176,592	11,267,021
Dilutive Effect of B Units	52,834,679	53,356,638
Dilutive Effect of Options [1]	1,038,360	722,864
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	1,695,445	1,060,281
Dilutive Effect of Restricted Shares of Class A Common Stock [2]	38,765	19,706
Dilutive Weighted-Average Shares Outstanding	67,783,841	66,426,510
Add: Participating Class B Units[3]	145,942	157,326
Total Dilutive Weighted-Average Shares Outstanding	67,929,783	66,583,836
Diluted Earnings per Share	$0.11	$0.09

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
3 Unvested Class B Units granted to employees have nonforfeitable rights to dividend equivalent distributions and therefore participate fully in the results of the operating company's operations from the date they are granted. They are included in the computation of diluted earnings per share using the two-class method for participating securities.

Approximately 0.8 million options to purchase Class B units were excluded from the calculation of diluted net income per share for each of the three months ended March 31, 2014, as their inclusion would have had an antidilutive effect based on current market prices. Approximately 1.1 million options to purchase Class B units and 1.0 million options to purchased Company Class A common stock were excluded from the calculation of diluted net income for each of the three months ended March 31, 2013, as their inclusion would have had an antidilutive effect for the respective periods based on market prices.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit.  As of March 31, 2014 and December 31, 2013, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 18.7% and 81.3%, respectively, of the economic interests in the operations of the business.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

On March 20, 2013, certain of the operating company’s members exchanged an aggregate of 1,328,334 of their Class B units for an equivalent number of shares of Company Class A common stock.  No Class B units were exchanged during the three months ended March 31, 2014. These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

The Company’s share repurchase program was announced on April 24, 2012.  The Board of Directors authorized the Company to repurchase an aggregate of $10 million of the Company’s outstanding Class A common stock and the operating company’s Class B units on the open market and in private transactions in accordance with applicable securities laws.  On February 11, 2014, the Company announced that its Board of Directors approved an increase of $20 million in the aggregate amount authorized under the program. The timing, number and value of common shares and units repurchased are subject to the Company’s discretion.  The Company’s share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, for any reason.

During the three months ended March 31, 2014, the Company purchased and retired 3,476 Class B units under the current repurchase authorization at an average price per unit of $11.76.   During the three months ended March 31, 2013, the Company purchased and retired 109,535 shares of Class A common stock under the repurchase authorization at an average price per share of $6.08.   The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$10,780	$8,114
Non-Controlling Interests of Consolidated Subsidiaries	73	408
Net Income Attributable to Non-Controlling Interests	$10,853	$8,522

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals made by the Company’s consolidated subsidiaries.

Note 8—Investments, at Fair Value

Investments, at Fair Value consisted of the following at March 31, 2014:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$7,092	$630	$7,722
Investments in Mutual Funds	4,196	1,077	5,273
Total	$11,288	$1,707	$12,995

Investments, at Fair Value consisted of the following at December 31, 2013:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$1,732	$632	$2,364
Investments in Mutual Funds	4,043	1,214	5,257
Total	$5,775	$1,846	$7,621

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 9—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Computer Hardware	$1,221	$1,141
Leasehold Improvements	1,219	1,219
Furniture and Fixtures	786	786
Computer Software	282	256
Office Equipment	256	283
Total	3,764	3,685
Less: Accumulated Depreciation and Amortization	(2,901)	(2,850)
Total	$863	$835

Depreciation is included in general and administrative expense and totaled approximately $0.1 million for each of the three months ended March 31, 2014 and 2013.

Note 10—Related Party Transactions

For the three months ended March 31, 2014 and 2013, the Company earned $0.6 million and $0.4 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company.

At both March 31, 2014 and December 31, 2013, the Company had approximately $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in Receivable from Related Parties on the consolidated statements of financial condition.  The operating company is the sponsor and investment manager of this entity. At March 31, 2014, the Company also had approximately $0.1 million remaining of advances to three mutual funds launched in March of 2014 for certain reimbursable organization and start-up costs, which are included in Receivable from Related Parties on the consolidated statements of financial condition. The Company consolidates the results and net assets of these entities as of March 31, 2014.

At December 31, 2013, Receivable from Related Parties included approximately $0.1 million of loans to employees. No loans to employees were recorded at March 31, 2014.

The operating company manages the personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its two Executive Vice Presidents.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages the personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds.   In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.2 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was less than $0.1 million for each of the three months ended March 31, 2014 and 2013.

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

Lease expenses were $0.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively, and are included in general and administrative expense.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The components of the income tax expense are as follows:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Current Provision:
Unincorporated Business Taxes [1]	$713	$(4)
Local Corporate Tax	—	—
State Corporate Tax	—	—
Federal Corporate Tax	—	—
Total Current Provision	$713	$(4)
Deferred Provision:
Unincorporated Business Taxes [1]	$69	$58
Local Corporate Tax	111	83
State Corporate Tax	232	147
Federal Corporate Tax	723	503
Total Deferred Provision	$1,135	$791
Change in Valuation Allowance	(767)	(1,225)
Net Adjustment Related to Change in Effective Tax Rate	$602	$—
Total Income Tax Expense	$1,683	$(438)

1 During the three months ended March 31, 2013, the operating company recognized a $0.6 million tax benefit associated with the amendment of prior year tax returns to change the methodology for state and local receipts.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of March 31, 2014 and December 31, 2013, the Company had available for U.S. federal income tax reporting purposes, a net operating loss carryforward of $10.6 million and $10.4 million, which expires in varying amounts during the tax years 2027 through 2033.
As of both March 31, 2014 and December 31, 2013, included in net operating losses are approximately $1.0 million of deductions for excess stock- and unit- based transactions. The $0.4 million of tax benefit associated with these deductions will be credited to Additional-Paid-In-Capital when such deductions reduce taxes payable. Although these net operating losses are included in the total carryforward amount, they are not reflected in the table of deferred tax assets as the excess tax benefits are not yet realized.
The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2009.  All tax years subsequent to, and including, 2009 are considered open and subject to examination by tax authorities. During 2013, the Company extended the statue of limitations for the 2009 tax year in association with the amendment of prior year tax returns to change the methodology for state and local receipts.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

As discussed in Note 6, Shareholders’ Equity, no Class B units were exchanged during the three months ended March 31, 2014. On March 20, 2013 certain of the operating company’s members exchanged an aggregate of 1,328,334 of their Class B units for an equivalent number of shares of Company Class A common stock.  The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $5.9 million deferred tax asset and corresponding $5.0 million liability on March 20, 2013.   The Company assessed the realizability of the deferred tax asset associated with this exchange and determined that a portion of the benefits would go unutilized.  Consequently, the Company established a $5.1 million valuation allowance to reduce the deferred tax asset to an amount more likely than not to be realized.  These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders by $4.4 million to reflect this change in the estimated realization of these assets.  As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

During the three months ended March 31, 2014 and 2013, after giving effect to the exchange discussed earlier, the Company’s valuation allowance was reduced by approximately $0.8 million and $1.2 million, respectively, due to revised estimates of future taxable income.   Results for the three months ended March 31, 2014 also reflects a change in the Company's expected future tax benefits due to a change in New York State tax law and the methodology for receipts beginning at the start of the 2015 tax year. This change is reflected as a net adjustment to the Company's Section 754 deferred tax asset, valuation allowance, and other deferred tax assets. To reflect these changes in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $0.1 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.

As of March 31, 2014 and December 31, 2013, the net values of all deferred tax assets were approximately $11.3 million and $12.3 million, respectively.

The change in the Company’s deferred tax assets, net of valuation allowance, for the three months ended March 31, 2014 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2013	$61,628	$4,657	$(53,973)	$12,312
Deferred Tax (Expense)/Benefit	(1,104)	(36)	—	(1,140)
Unit Exchange	—	—	—	—
Change in Valuation Allowance	—	—	767	767
Net Adjustment to Deferred Tax Asset	$(6,608)	$(351)	$6,357	$(602)
Balance at March 31, 2014	$53,916	$4,270	$(46,849)	$11,337

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the three months ended March 31, 2014, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2013	$(39)
Deferred Tax Expense	5
Balance at March 31, 2014	$(34)

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax assets, net of valuation allowance, for the three months ended March 31, 2013 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2012	$65,069	$4,536	$(59,917)	$9,688
Deferred Tax (Expense)/Benefit	(907)	103	—	(804)
Unit Exchange	5,935	—	(5,140)	795
Change in Valuation Allowance	—	—	1,225	1,225
Balance at March 31, 2013	$70,097	$4,639	$(63,832)	$10,904

The change in the Company’s deferred tax liabilities for the three months ended March 31, 2013 is summarized as follows:

Total
(in thousands)

Balance at December 31, 2012	$(59)
Deferred Tax Expense	14
Balance at March 31, 2013	$(45)

Note 13—Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

On April 22, 2014, the Company declared a quarterly dividend of $0.03 per share of its Class A common stock which will be paid on May 29, 2014 to holders of record on May 15, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At March 31, 2014, our assets under management, or AUM, was $25.4 billion.  We manage separate accounts on behalf of institutions and high net worth individuals, and act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds as well as advisor for our three newly formed SEC-registered mutual funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of March 31, 2014, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 18.7% and 81.3%, respectively, of the economic interests in the operations of our business.

As of March 31, 2014 holders of Class B units of our operating company included five of our named executive officers and their estate planning vehicles, who collectively held approximately 58.2% of the economic interest in our operating company. As of March 31, 2014, 33 other employee members held approximately 3.1%, and certain other members of our operating company, including one of our directors and his related entities, and eight former employees, collectively held 20.0% of the economic interests in our operating company through ownership of Class B units.

Non-GAAP Net Income

Our results for the three months ended March 31, 2014 and 2013 included recurring adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent unit conversions as well as our tax receivable agreement and the associated liability to its selling and converting shareholders.  We believe that these accounting adjustments add a measure of non-operational complexity which partially obscures the underlying performance of our business.  In evaluating our financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $7.5 million and $0.11, respectively, for the three months ended March 31, 2014 and $5.6 million and $0.08, respectively, for three months ended March 31, 2013.  GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our effective tax rate, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders other adjustments.  Our effective tax rate, exclusive of these adjustments, was 43.2% for the three months ended March 31, 2014 and 42.8% for the three months ended March 31, 2013.  See “Operating Results - Income Tax Expense” below.

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

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands, except share and per share data)
GAAP Net Income	$1,448	$1,169
Net Effect of Tax Receivable Agreement	(62)	(186)
Non-GAAP Net Income	$1,386	$983

GAAP Net Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	$10,780	$8,114
Less: Assumed Corporate Income Taxes	4,652	3,477
Assumed After-Tax Income of Pzena Investment Management, LLC	6,128	4,637
Non-GAAP Net Income of Pzena Investment Management, Inc.	1,386	983
Non-GAAP Diluted Net Income	$7,514	$5,620

Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$7,514	$5,620
Non-GAAP Diluted Earnings Per Share	$0.11	$0.08
Non-GAAP Diluted Weighted-Average Shares Outstanding	67,929,783	66,583,836

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

Other Income/(Expense)

Other Income/(Expense) is derived primarily from investment income or loss arising from our consolidated entities, income or loss generated by our investments in third-party mutual funds, and interest income generated on our cash balances.  Other Income/(Expense) is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was executed in connection with our reorganization and initial public offering on October 30, 2007.  As discussed further below under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our acquisitions of our operating company’s units from our selling and converting shareholders.  We expect the interest and investment components of Other Income/(Expense), in the aggregate, to fluctuate based on market conditions and the performance of our consolidated entities and other investments.

 Non-Controlling Interests

Our operating company consolidates the results of operations of the private investment partnerships over which we exercise a controlling influence.  We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As a result, our income is primarily generated by our economic interest in our operating company’s net income.  As of March 31, 2014, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 18.7% and 81.3%, respectively, of the economic interests in the operations of the business.

Operating Results

Assets Under Management and Flows

As of March 31, 2014, our approximately $25.4 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The performance of our largest investment strategies as of March 31, 2014 is further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to March 31, 2014, and in the five-year, three-year, and one-year periods ended March 31, 2014, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy.

	Period Ended March 31, 2014[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.1%	24.3%	14.4%	27.0%
Annualized Net Returns	6.6%	23.8%	13.9%	26.6%
Russell 1000® Value Index	6.4%	21.8%	14.8%	21.6%
Large Cap Expanded Value (July 2012)
Annualized Gross Returns	29.6%	N/A	N/A	28.7%
Annualized Net Returns	29.5%	N/A	N/A	28.5%
Russell 1000® Value Index	24.9%	N/A	N/A	21.6%
Global Focused Value (January 2004)
Annualized Gross Returns	6.2%	23.2%	12.3%	31.0%
Annualized Net Returns	5.4%	22.4%	11.6%	30.2%
MSCI® World Index—Net/U.S.$[2]	6.9%	18.3%	10.2%	19.1%
International (ex-U.S) Expanded Value (November 2008)
Annualized Gross Returns	17.1%	22.1%	10.8%	28.4%
Annualized Net Returns	16.8%	21.7%	10.5%	28.0%
MSCI® EAFE Index—Net/U.S.$[2]	11.6%	16.0%	7.2%	17.6%
Focused Value (January 1996)
Annualized Gross Returns	11.4%	25.6%	16.2%	28.4%
Annualized Net Returns	10.6%	24.8%	15.5%	27.7%
Russell 1000® Value Index	9.0%	21.8%	14.8%	21.6%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	14.7%	31.8%	15.3%	26.1%
Annualized Net Returns	13.4%	30.5%	14.2%	24.9%
Russell 2000® Value Index	10.5%	23.3%	12.7%	22.6%
Global Expanded Value (January 2010)
Annualized Gross Returns	12.5%	—%	12.3%	29.5%
Annualized Net Returns	12.2%	—%	12.0%	29.1%
MSCI® World Index—Net/U.S.$[2]	11.2%	—%	10.2%	19.1%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	2.9%	18.4%	2.2%	6.7%
Annualized Net Returns	2.0%	17.6%	1.6%	6.0%
MSCI® Emerging Markets Index—Net/U.S.$[2]	(1.2)%	14.5%	(2.9)%	(1.4)%
European Focused Value (August 2008)
Annualized Gross Returns	9.0%	25.0%	12.9%	35.2%
Annualized Net Returns	8.6%	24.5%	12.5%	34.8%
MSCI® Europe Index—Net/U.S.$[2]	3.3%	17.5%	8.4%	24.5%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	13.9%	31.4%	19.7%	28.5%
Annualized Net Returns	13.1%	30.4%	18.9%	27.6%
Russell Mid Cap® Value Index	11.0%	26.4%	15.2%	23.0%
1 The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.
2 Net of applicable withholding taxes and presented in U.S. $.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At March 31, 2014, the Large Cap Focused Value strategy generated a one-year annualized gross return of 27.0%, outperforming its benchmark. The outperformance was broad based and primarily driven by our overweight position and stock selection in both the financial service and technology sectors and secondarily by our exposure in the energy sector.
Large Cap Expanded Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At March 31, 2014, the Large Cap Expanded Value strategy generated a one-year annualized gross return of 28.7%, outperforming its benchmark. The outperformance was broad based and primarily driven by our overweight position and stock selection in both the financial service and technology sectors and secondarily by our exposure in the energy sector.
Global Focused Value.  This strategy reflects a portfolio composed of approximately 40-60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At March 31, 2014, the Global Focused Value strategy generated a one-year annualized gross return of 31.0%, outperforming its benchmark. This outperformance was primarily driven by our stock selection and overweight positions in the financial services and technology sectors, along with our stock selection in the industrials sector and underweight position in the consumer staples sector.
International (ex-U.S.) Expanded Value.  This strategy reflects a portfolio composed of approximately 60-80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At March 31, 2014, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of 28.4%, outperforming its benchmark. The top contributors to relative performance included a broad number of holdings across a diverse range of industries, specifically certain stocks in the financial services, industrials, consumer staples, and technology sectors.
Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At March 31, 2014, the Focused Value strategy generated a one-year annualized gross return of 28.4%, outperforming its benchmark. The outperformance was broad based and primarily driven by our overweight position and stock selection in both the financial service and technology sectors and secondarily by our exposure in the energy sector.
Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At March 31, 2014, the Small Cap Focused Value strategy generated a one-year annualized gross return of 26.1%, outperforming its benchmark. A broad number of holdings across a diverse range of industries contributed to this outperformance, specifically certain stocks in the financial services, producer durables and technology sectors, partially offset by certain stocks in the consumer discretionary sector.
Global Expanded Value.  This strategy reflects a portfolio composed of approximately 60-95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At March 31, 2014, the Global Expanded Value strategy generated a one-year annualized gross return of 29.5%, outperforming its benchmark. This outperformance was primarily driven by our stock selection and overweight positions in the financial services and technology sectors, along with our stock selection in the industrials sector.
Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At March 31, 2014, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of 6.7%, outperforming its benchmark. The main contributors to this outperformance include holdings across a diverse range of industries, specifically certain positions in the materials and financial services sectors, our stock selection and overweight positions in the technology sector, as well as certain Korean stocks and our investment exposure in the United Arab Emirates.
European Focused Value. This strategy reflects a portfolio composed of approximately 40-60 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At March 31, 2014, the European Focused Value strategy generated a one-year annualized gross return of 35.2%, outperforming its benchmark. This outperformance was driven primarily by our stock selection and overweight positions in the consumer discretionary, industrials, technology and financial services sectors.
Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201th to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At March 31, 2014, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 28.5%, outperforming its benchmark. Financial services holdings were the largest contributors to this outperformance. The outperformance was also driven by positioning in the consumer staples sector, partially offset by certain stocks in the health care and producer durables sectors.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional accounts and our retail accounts for the three months ended March 31, 2014 and 2013 is described below.  Inflows are composed solely of the investment of new or additional assets by new or existing clients.  Outflows consist solely of redemptions of assets by existing clients. For the three months ended March 31, 2013, approximately $0.1 billion of assets under management that we had previously reported in institutional accounts was reclassified to retail accounts. Historical information has been reclassified for all periods effected.

Assets Under Management
($ billions)
	For the Three Months Ended March 31,
	2014	2013

Institutional Accounts
Assets
Beginning of Period	$15.4	$11.2
Inflows	0.5	0.4
Outflows	(0.9)	(0.5)
Net Flows	(0.4)	(0.1)
Market Appreciation/(Depreciation)	0.2	1.1
End of Period	$15.2	$12.2

Retail Accounts
Assets
Beginning of Period	$9.6	$5.9
Inflows	0.8	0.8
Outflows	(0.4)	(0.2)
Net Flows	0.4	0.6
Market Appreciation/(Depreciation)	0.2	0.8
End of Period	$10.2	$7.3

Total
Assets
Beginning of Period	$25.0	$17.1
Inflows	1.3	1.2
Outflows	(1.3)	(0.7)
Net Flows	—	0.5
Market Appreciation/(Depreciation)	0.4	1.9
End of Period	$25.4	$19.5

The following table describes the allocation of our AUM among our investment strategies, as of March 31, 2014 and 2013:

	AUM at March 31,
Investment Strategy	2014	2013
	(in billions)
U.S. Value Strategies	$15.4	$12.8
Global Value Strategies	6.2	4.4
Non-U.S. Value Strategies	3.8	2.3
Total	$25.4	$19.5

Three Months Ended March 31, 2014 versus March 31, 2013

At March 31, 2014, we managed $15.2 billion in institutional accounts and $10.2 billion in retail accounts, for a total of $25.4 billion in assets.  For the three months ended March 31, 2014, we experienced market appreciation of $0.4 billion and total gross inflows of $1.3 billion, which were partially offset by total gross outflows of $1.3 billion.  Assets in institutional accounts decreased by $0.2 billion, or 1.3%, from $15.4 billion at December 31, 2013 due to $0.9 billion in gross outflows, partially offset by $0.5 billion in gross inflows and $0.2 billion in market appreciation. Assets in retail accounts increased by $0.6 billion, or 6.3%, from $9.6 billion at December 31, 2013 due to $0.8 billion in gross inflows and $0.2 billion in market appreciation, partially offset by $0.4 billion in gross outflows.

At March 31, 2013, we managed $12.2 billion in institutional accounts and $7.3 billion in retail accounts, for a total of $19.5 billion in assets. For the three months ended March 31, 2013, we experienced market appreciation of $1.9 billion and total gross inflows of $1.2 billion, which were partially offset by gross outflows of $0.7 billion. For the three months ended March 31, 2013 assets in institutional accounts increased by $1.0 billion, or 8.9%, due to $1.1 billion in market appreciation and $0.4 billion in gross inflows, partially offset by $0.5 billion in gross outflows. For the three months ended March 31, 2013, assets in retail accounts increased by $1.4 billion, or 23.7%, as a result of $0.8 billion in gross inflows and $0.8 billion in market appreciation, partially offset by $0.2 billion in gross outflows.

Our revenues are generally correlated with the levels of our average AUM.  Our average AUM fluctuates based on changes in the market value of accounts advised and managed by us, and on our fund flows.  Since we are long-term fundamental investors, we believe that our investment strategies yield the most benefits, and are best evaluated, over a long-term timeframe.  We believe that our investment strategies are generally evaluated by our clients and our potential future clients based on their relative performance since inception, and the previous one-year, three-year, and five-year periods.  There has typically been a correlation between our strategies’ investment performance and the size and direction of asset flows over the long-term.  To the extent that our returns for these periods outperform client benchmarks, we would generally anticipate increased asset flows over the long-term.  Correspondingly, negative returns relative to client benchmarks could cause existing clients to reduce their exposure to our products, or hinder new client acquisition.

In addition, an increase in average AUM and in revenues typically results in higher operating income and net income, while a decrease in average AUM and in revenues typically results in lower operating income and net income.  We would expect pressure on our operating income, net income and operating margins in the future if average AUM and revenues were to decline.

Revenues

Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three months ended March 31, 2014 and 2013 is described below:

	For the Three Months Ended March 31,
Revenue	2014	2013
	(in thousands)
Institutional Accounts	$20,296	$16,531
Retail Accounts	6,105	4,311
Total	$26,401	$20,842

Three Months Ended March 31, 2014 versus March 31, 2013

Our total revenue increased by $5.6 million, or 26.7%, to $26.4 million for the three months ended March 31, 2014, from $20.8 million for the three months ended March 31, 2013.  This change was driven primarily by an increase in our average AUM.  Average AUM increased 33.5% to $24.7 billion from $18.5 billion for the three months ended March 31, 2014 and 2013, respectively.  To the extent that we experience further shifts in average AUM, our revenue could be affected.

Our weighted average fees were 0.427% and 0.450% for the three months ended March 31, 2014 and 2013, respectively. This decrease was primarily due to the increase in our average AUM primarily associated with market appreciation.  Our tiered fee schedules typically charge lower rates as account size increases.

Average assets in institutional accounts increased $3.2 billion to $15.0 billion for the three months ended March 31, 2014, from $11.8 billion for the three months ended March 31, 2013, and had weighted average fees of 0.542% and 0.559% for the three months ended March 31, 2014 and 2013, respectively.  This decrease in weighted average fee rates primarily reflects a shift in mix towards our expanded value products and larger relationships that generally carry lower fee rates, partially offset by performance fees recognized during the three months ended March 31, 2014.

Average assets in retail accounts increased $3.0 billion to $9.7 billion for the three months ended March 31, 2014, from $6.7 billion for the three months ended March 31, 2013, and had weighted average fees of 0.251% and 0.258% for the three months ended March 31, 2014 and 2013, respectively.  The decrease in retail weighted average fee rates reflects the impact of the reduction of fee rates for certain of our large relationships during 2013, partially offset by performance fees recognized during the three months ended March 31, 2014.

Expenses

Our operating expense is driven primarily by our compensation costs.  The table below describes the components of our operating expense for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash Compensation and Other Benefits	$8,574	$8,388
Other Non-Cash Compensation	1,476	1,220
Total Compensation and Benefits Expense	10,050	9,608
General and Administrative Expense	2,320	1,809
Total Operating Expenses	$12,370	$11,417

Three Months Ended March 31, 2014 versus March 31, 2013

Total operating expense increased by $1.0 million, or 8.3%, to $12.4 million for the three months ended March 31, 2014, from $11.4 million for the three months ended March 31, 2013.  This increase was attributable to increases in both our general and administrative and compensation expenses.

Compensation and benefits expense increased by approximately $0.5 million, or 4.6%, to $10.1 million for the three months ended March 31, 2014, from $9.6 million for the three months ended March 31, 2013.  This increase was attributable to increases in both cash and non-cash compensation.  The $0.2 million increase in cash compensation is primarily due to an increase in salary and headcount and discretionary bonus amounts during 2014.  The $0.3 million increase in other non-cash compensation is primarily due to amortization associated with previously issued awards.  We would expect non-cash compensation expense in subsequent periods to depend on the size and composition of awards granted under our equity incentive plans.

General and administrative expenses increased by $0.5 million for the three months ended March 31, 2014 from the three months ended March 31, 2013. This increase primarily reflects an increase in professional fees incurred in connection with new business initiatives.

Other Expense

Three Months Ended March 31, 2014 versus March 31, 2013

Other Expense was less than $0.1 million for the three months ended March 31, 2014, and consisted primarily of $0.1 million in expense related to adjustment to our liability to our selling and converting shareholders and $0.1 million of other expense, partially offset by $0.1 million of net realized and unrealized gains from investments and $0.1 million in interest and dividend income. Other Expense was $0.2 million for the three months ended March 31, 2013, and consisted primarily of $1.0 million of expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.9 million in net realized and  unrealized gains from investments.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Income Tax Expense/ (Benefit)

Three Months Ended March 31, 2014 versus March 31, 2013

Our results for the three months ended March 31, 2014 and 2013 included the effects of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.  Our effective corporate tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was 44.0% for the three months ended March 31, 2014, and 42.7% for the three months ended March 31, 2013, respectively. The increase in the corporate effective rate is due to the current year impact of a decrease in expected future tax benefits associated with a change in the New York State tax law for receipts beginning at the start of the 2015 tax year. Results for the three months ended March 31, 2013 also reflect a $0.6 million unincorporated business tax benefit recognized by our operating company associated with the amendment of prior year tax returns to change the methodology for state and local receipts.

Non-GAAP income before corporate income taxes used to calculate our income before income taxes for the three months ended March 31, 2014 and 2013 is calculated as follows:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Income Before Income Taxes	$13,984	$9,253
Change in Liability to Selling and Converting Shareholders	127	1,039
Unincorporated Business Taxes[1]	(782)	(54)
Net Income Attributable to Non-Controlling Interests	(10,853)	(8,522)
Non-GAAP Income Before Corporate Taxes	$2,476	$1,716

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

Our non-GAAP effective corporate tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was determined as follows:

	For the Three Months Ended March 31,
	2014		2013
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$842	34.0%	$583	34.0%
State and Local Taxes, Net of Federal Benefit	227	9.2%	152	8.8%
Other Adjustments	21	0.8%	(2)	(0.1)%
Non-GAAP Effective Taxes	$1,090	44.0%	$733	42.7%

Three Months Ended March 31, 2014 versus March 31, 2013

Income Tax Expense/ (Benefit) was an expense of $1.7 million for the three months ended March 31, 2014 and a benefit of $0.4 million for the three months ended March 31, 2013.  The three months ended March 31, 2014 and 2013 Income Tax Expense/ (Benefit) included $0.8 million and $1.2 million of benefit, respectively, associated with decreases to the valuation allowance recorded against our deferred tax asset.  The three months ended March 31, 2014 also included a $0.6 million expense driven by a reduction in expected future tax benefits associated with a change in the New York State law for receipts beginning at the start of the 2015 tax year. Exclusive of these adjustments, the remaining income tax expense for the three months ended March 31, 2014 consisted of $0.8 million in operating company unincorporated business taxes and $1.1 million of corporate income taxes.  On a similar basis, the remaining income tax expense for the three months ended March 31, 2013, consisted of $0.1 million of operating company unincorporated business taxes and $0.7 million of corporate income taxes.  The $0.4 million increase in corporate income taxes is attributable primarily to increases in taxable income and the corporate effective rate.  The $0.7 million increase in operating company unincorporated business taxes reflects the $0.6 million tax benefit recognized during the three months ended March 31, 2013 associated with the amendment of prior year tax returns to change the methodology for calculating local receipts. A comparison of the GAAP effective tax rates for the three months ended March 31, 2014 and 2013 is not meaningful due to the valuation allowance adjustments.

Net Income Attributable to Non-Controlling Interests

Three Months Ended March 31, 2014 versus March 31, 2013

Net income attributable to non-controlling interests was $10.9 million for the three months ended March 31, 2014, and consisted of $10.8 million associated with our employees’ and outside investors’ approximately 81.3% weighted average interest in the income of the operating company, and $0.1 million associated with our consolidated subsidiaries’ interest in the income of our consolidated entities.  Net income attributable to non-controlling interests was $8.5 million for the three months ended March 31, 2013, and consisted of $8.1 million associated with our employees’ and outside investors’ approximately 82.6% weighted average interest in the income of the operating company, and $0.4 million associated with our consolidated subsidiaries’ interest in the income of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the increase in operating company net income associated with the increase in our average AUM which had a corresponding positive impact on operating company revenues and income. The change in net income attributable to non-controlling interests also reflects the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We would expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through the cash generated by our operations.  Distributions to members of our operating company are our largest use of cash from financing activities.  Other activities include purchases and sales of investments to fund our deferred compensation program, capital expenditures, and strategic growth initiatives such as providing the initial cash investment in our mutual funds. During the three months ended March 31, 2014, in an effort to expand distribution channels and offer certain products in a mutual fund format, our operating company launched three mutual funds. In order to support these new mutual funds and establish investment records that can be used to market the funds to third party investors, we seeded the mutual funds with $6 million.

At March 31, 2014, cash and cash equivalents were $25.8 million, inclusive of $9.5 million in cash held by our consolidated subsidiaries.  Advisory fees receivable was $23.4 million. We also had approximately $5.3 million in mutual fund investments and $1.2 million in our cash and cash equivalents set aside to satisfy our obligations under our deferred compensation program.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended March 31, 2014, our average AUM and revenues increased by 33.5% and 26.7%, respectively, compared to our average AUM and revenues for the three months ended March 31, 2013.

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

We anticipate that tax allocations and dividend equivalent payments to the members of our operating company, which consisted of 38 of our employees, certain unaffiliated persons, former employees, and us, will continue to be a material financing activity.  Cash distributions to operating company members for partnership tax allocations would increase should the taxable income of the operating company increase.  Dividend equivalent payments will depend on our dividend policy and the discretion of our Board of Directors, as discussed below.

We believe that our lack of long-term debt, and ability to vary cash compensation levels, have provided us with an appropriate degree of flexibility in providing for our liquidity needs.

Dividend Policy

We are a holding company and our primary investment is our ownership of membership interests in our operating company. As a result, we depend upon distributions from our operating company to pay any dividends that our Board of Directors may declare to be paid to our Class A common stockholders. When, and if, our Board of Directors declares any such dividends, we then cause our operating company to make distributions to us in an amount sufficient to cover the dividends declared. Our dividend policy has certain risks and limitations, particularly with respect to liquidity. We may not pay dividends to our Class A common shareholders in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends. To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

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

Cash Flows

 Three Months Ended March 31, 2014 versus March 31, 2013

Cash and Cash Equivalents decreased $8.1 million to $25.8 million during the three months ended March 31, 2014 compared to a $8.2 million decrease in cash to $24.5 million during the three months ended March 31, 2013.  Net cash provided by operating activities increased $3.8 million in the three months ended March 31, 2014 to $11.1 million from $7.3 million in the three months ended March 31, 2013.  The increase was primarily due to an increase in net income along with changes in operating assets and liabilities and working capital.

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2014 compared to $1.4 million for the three months ended March 31, 2013.  The decrease was driven by a $0.9 million decrease in purchases of investments in our deferred compensation plan in the three months ended March 31, 2014.

Net cash used in financing activities increased $5.0 million for the three months ended March 31, 2014 to $19.1 million from $14.1 million for the three months ended March 31, 2013.  This increase is primarily due to a $5.2 million increase in distributions to non-controlling interests and a $1.4 million increase in dividends paid. This increase was partially offset by $0.9 million in contributions from non-controlling interests and a $0.7 million decrease in the repurchase and retirement of Class A common stock, recorded during the three months ended March 31, 2014.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements, in accordance with U.S. generally accepted accounting principles (GAAP), requires management to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources.  We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes

We are a “C” corporation under the Internal Revenue Code, and thus liable for federal, state and local taxes on the income derived from our economic interest in our operating company.  The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  Our operating company has not made a provision for federal or state income taxes because it is the responsibility of each of the operating company’s members (including us) to separately report their proportionate share of the operating company’s taxable income or loss.  Similarly, the income of our consolidated subsidiaries is not subject to income taxes, as such income is allocated to each partnership’s individual partners.  The operating company has made a provision for New York City Unincorporated Business Tax (UBT).

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

We believe that the accounting estimate related to the $46.8 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we are not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 provides amendments to ASC No. 740, “Income Taxes”, which clarify the guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2013, and do not have a material impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the institutional separate accounts we manage and the retail clients for which we act as sub-investment adviser.  As noted in Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2013, filed with the SEC on March 12, 2014, we could experience declines in AUM due to, among other factors, poor performance of our investment strategies or a general economic downturn. These conditions could lead to declines in revenue and profitability, and there can be no assurance that there will not be declines in our AUM, revenue and profitability in the future. An economic downturn, and volatility in the global financial markets, could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.

Our revenue for the three months ended March 31, 2014 and 2013 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of marketable securities and investments in mutual funds.  At March 31, 2014, the fair value of marketable securities and investments in third-party mutual funds was $7.7 million and $5.3 million, respectively.  Assuming a 10% increase or decrease, the fair value would have increased or decreased by $0.8 million and $0.5 million, respectively, at March 31, 2014.

Interest Rate Risk

Since the Company does not have any debt that bears interest at a variable rate, it does not have any direct exposure to interest rate risk at March 31, 2014.

Item 4.   Controls and Procedures.

During the course of their review of our consolidated financial statements as of March 31, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In January, 2014, we issued an aggregate of 32,479 Class B units of our operating company, and the corresponding 18,517 shares of Class B common stock in connection with employee member grants.

The issuance did not involve any public offering, general advertising or general solicitation. The certificate representing the securities bears a restrictive legend. On the basis of these facts, the securities were issued in a transaction no involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended March 31, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
				(in millions)
January 1, 2014 through January 31, 2014	—	$—	—	$22.9
February 1, 2014 through February 28, 2014	—	—	—	22.9
March 1, 2014 through March 31, 2014	—	—	—	22.9
Total	—	$—	—	$22.9

1 Our share repurchase program was announced on April 24, 2012. The Board of Directors authorized us to repurchase an aggregate of $10 million of our outstanding Class A common stock and the operating company's Class B units on the open market and in private transactions in accordance with applicable securities laws. During the three months ended March 31, 2014, the Company announced an increase of $20 million in the aggregate amount authorized under the current program to repurchase Class A common stock and Class B units. The timing, number and value of common shares and units repurchased are subject to the Company’s discretion. The Company’s share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, for any reason.

2 Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program reflects the remainder of the current repurchase program. This amount also reflects the repurchase of 3,476 of the operating company's Class B units during January 2014 for an average price of $11.76 per unit. Class B units are repurchased at the closing price of our Class A common stock on the date of the transaction since Class B units are exchangeable for shares of Class A common stock on a one-for-one basis.

Item 6.  Exhibits.

Exhibit	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101
Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2014

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer

By:	/s/ GARY J. BACHMAN
	Name:	Gary J. Bachman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)