Form 10-Q
period 2014-06-30
Pzena Investment Management, Inc.
filed 2014-08-07
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of August 6, 2014, there were 13,360,426 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.
As of August 6, 2014, there were 51,878,097 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and Cash Equivalents	$26,055	$33,878
Restricted Cash	2,690	316
Due from Broker	1,189	58
Advisory Fees Receivable	23,904	23,947
Investments, at Fair Value	15,289	7,621
Receivable from Related Parties	124	119
Other Receivables	476	550
Prepaid Expenses and Other Assets	731	577
Deferred Tax Asset, Net of Valuation Allowance of $44,450 and $53,973 in 2014 and 2013, respectively	12,505	12,312
Property and Equipment, Net of Accumulated Depreciation of $2,958 and $2,850 in 2014 and 2013, respectively	869	835
TOTAL ASSETS	$83,832	$80,213
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$11,071	$5,570
Due to Broker	1,119	5
Securities Sold Short, at Fair Value	1,438	—
Deferred Compensation Liability	1,105	2,339
Lease Liability	565	778
Liability to Selling and Converting Shareholders	12,955	12,777
Other Liabilities	294	195
TOTAL LIABILITIES	28,547	21,664
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 12,210,366 and 12,158,057 Shares Issued and Outstanding in 2014 and 2013, respectively)	122	121
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 52,882,465 and 52,820,720 Shares Issued and Outstanding in 2014 and 2013, respectively)	—	—
Additional Paid-In Capital	9,633	9,750
Retained Earnings	6,532	6,491
Total Pzena Investment Management, Inc.'s Equity	16,287	16,362
Non-Controlling Interests	38,998	42,187
TOTAL EQUITY	55,285	58,549
TOTAL LIABILITIES AND EQUITY	$83,832	$80,213

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE	$27,945	$22,132	$54,346	$42,974
EXPENSES
Compensation and Benefits Expense	9,899	8,914	19,949	18,522
General and Administrative Expense	2,505	1,943	4,825	3,752
Total Operating Expenses	12,404	10,857	24,774	22,274
Operating Income	15,541	11,275	29,572	20,700
OTHER (EXPENSE)/ INCOME
Interest Income	10	27	25	54
Dividend Income	112	87	162	116
Net Realized and Unrealized Gain from Investments	410	414	514	1,265
Change in Liability to Selling and Converting Shareholders	(1,996)	(229)	(2,123)	(1,268)
Other Income/ (Expense)	56	(48)	(33)	(88)
Total Other (Expense)/ Income	(1,408)	251	(1,455)	79
Income Before Income Taxes	14,133	11,526	28,117	20,779
Income Tax (Benefit)/ Expense	(274)	1,234	1,409	796
Net Income	14,407	10,292	26,708	19,983
Less: Net Income Attributable to Non-Controlling Interests	12,283	9,026	23,136	17,548
Net Income Attributable to Pzena Investment Management, Inc.	$2,124	$1,266	$3,572	$2,435

Net Income for Basic Earnings per Share	$2,124	$1,266	$3,572	$2,435
Basic Earnings per Share	$0.17	$0.10	$0.29	$0.21
Basic Weighted Average Shares Outstanding	12,180,192	12,315,065	12,178,402	11,793,938

Net Income for Diluted Earnings per Share	$9,096	$6,358	$16,692	$12,268
Diluted Earnings per Share	$0.13	$0.10	$0.25	$0.18
Diluted Weighted Average Shares Outstanding[1]	67,998,237	66,562,823	68,021,135	66,550,266

Cash Dividends per Share of Class A Common Stock	$0.03	$0.03	$0.29	$0.19
1 Under the "two-class method," restricted Class B units that are considered participating securities are required to be included in the computation of diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2013	12,158,057	52,820,720	$121	$9,750	$6,491	$42,187	$58,549
Unit Conversion	—	—	—	—	—	—	—
Amortization of Non-Cash Compensation	18,535	17,685	—	290	—	1,261	1,551
Directors' Shares	—	—	—	37	—	161	198
Net Income	—	—	—	—	3,572	23,136	26,708
Options Exercised	68,346	95,199	1	37	—	(38)	—
Repurchase and Retirement of Class A Common Stock	(34,572)	—	—	(373)	—	—	(373)
Repurchase and Retirement of Class B Units	—	(51,139)	—	(101)	—	(440)	(541)
Repurchase and Retirement of Class B Unit Options	—	—	—	—	—	—	—
Class A Cash Dividends Declared and Paid ($0.29 per share)	—	—	—	—	(3,531)	—	(3,531)
Contributions from Non-Controlling Interests	—	—	—	—	—	1,578	1,578
Distributions to Non-Controlling Interests	—	—	—	—	—	(28,854)	(28,854)
Other	—	—	—	(7)	—	7	—
Balance at June 30, 2014	12,210,366	52,882,465	$122	$9,633	$6,532	$38,998	$55,285

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
OPERATING ACTIVITIES
Net Income	$14,407	$10,292	$26,708	$19,983
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	57	38	110	77
Non-Cash Compensation	1,180	1,225	2,656	2,519
Director Share Grant	82	75	198	150
Net Realized and Unrealized (Gain) from Investments	(410)	(414)	(514)	(1,265)
Change in Liability to Selling and Converting Shareholders	1,996	229	2,123	1,268
Deferred Income Taxes	(1,170)	527	(200)	93
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(503)	(1,573)	43	(3,748)
Due from Broker	(435)	1,554	(1,131)	(63)
Restricted Cash	(2,374)	—	(2,374)	(1)
Prepaid Expenses and Other Assets	239	227	(80)	(566)
Due to Broker	(4,114)	(1,581)	1,114	45
Accounts Payable, Accrued Expenses, and Other Liabilities	4,901	3,313	3,657	4,392
Tax Receivable Agreement Payments	—	—	(1,945)	(2,000)
Change in Lease Liability	(107)	(106)	(213)	(212)
Purchases of Investments	(15,911)	(19,906)	(31,266)	(53,206)
Proceeds from Sale of Investments	14,910	19,004	24,973	52,702
Net Cash Provided by Operating Activities	12,748	12,904	23,859	20,168
INVESTING ACTIVITIES
Purchases of Investments in Deferred Compensation Plan	(102)	(40)	(621)	(1,459)
Proceeds from Investments in Deferred Compensation Plan	—	—	541	78
Payments from/ (to) Related Parties	87	(1)	(5)	(48)
Purchase of Property and Equipment	—	(5)	(81)	(5)
Net Cash (Used in)/Provided by Investing Activities	(15)	(46)	(166)	(1,434)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(373)	(1,017)	(373)	(1,684)
Repurchase and Retirement of Class B Units	(500)	—	(541)	—
Repurchase and Retirement of Class B Unit Options	—	(71)	—	(71)
Loan Proceeds	205	—	205	—
Distributions to Non-Controlling Interests	(12,029)	(10,186)	(28,854)	(21,809)
Contributions from Non-Controlling Interests	630	—	1,578	—
Dividends	(365)	(368)	(3,531)	(2,140)
Net Cash Used in Financing Activities	(12,432)	(11,642)	(31,516)	(25,704)
NET CHANGE IN CASH	$301	$1,216	$(7,823)	$(6,970)
CASH AND CASH EQUIVALENTS - Beginning of Period	$25,754	$24,459	$33,878	$32,645
Net Change in Cash	301	1,216	(7,823)	(6,970)
CASH AND CASH EQUIVALENTS - End of Period	$26,055	$25,675	$26,055	$25,675
Supplementary Cash Flow Information:
Income Taxes Paid	$1,213	$964	$1,544	$1,833

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

The operating company is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of June 30, 2014, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company has consolidated the results of operations and financial condition of the following entities as of June 30, 2014:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	June 30, 2014
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Service, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Emerging Markets Focused Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	99.0%
Pzena Mid Cap Focused Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	99.0%
Pzena Long/Short Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	81.0%
Pzena Investment Funds Trust, Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	0.0%
Pzena International Value Service, a series of Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	0.0%

Note 2—Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations.  Certain investment vehicles the operating company sponsors and is the investment advisor for are considered to be variable-interest entities (“VIEs”) while others are considered to be voting interest entities ("VOEs") subject to traditional consolidation concepts based on ownership rights. The Company consolidates VIEs where the Company is deemed to be the primary beneficiary. The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest.  The majority-owned subsidiaries in which the Company has a controlling financial interest and the VIEs where the Company is deemed to be the primary beneficiary are collectively referred to as “consolidated subsidiaries.”  Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company.  All significant inter-company transactions and balances have been eliminated.

On March 31, 2014, the operating company launched the Pzena Emerging Markets Focused Value Fund, Pzena Mid Cap Focused Value Fund, and Pzena Long/Short Value Fund, for which it acts as the investment advisor. Since the equity investment at risk is sufficient to support the operations of these entities and the ownership interests have substantive voting rights, these entities are deemed to be VOEs. On March 31, 2014, the Company provided the initial cash investment in an effort to generate an investment performance track record to attract third-party investors. As of March 31, 2014, the Company had an initial investment representing 100% of the ownership in each entity. As a result, the entities were consolidated with the Company as of March 31,

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

2014. These entities will continue to be consolidated to the extent we have a majority ownership interest in them. At June 30, 2014, the aggregate of the funds' $6.7 million in net assets were included in the Company's consolidated statements of financial condition.

Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company.  A majority of the trustees do not hold equity investments in this trust.  Since the holders of the equity investments in this partnership lack a controlling financial interest in it, this entity is deemed to be a VIE.  The Company is considered the primary beneficiary of this VIE.  At June 30, 2014, the Pzena Large Cap Value Fund’s $1.1 million in net assets were included in the Company’s consolidated statements of financial condition.

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC.  The operating company is considered the primary beneficiary of this entity. As a result, the entity was consolidated as of February 1, 2011.  At June 30, 2014, Pzena International Value Fund’s $2.4 million in net assets were included in the Company’s consolidated statements of financial condition.

VIEs that are not consolidated continue to receive investment management services from the Company, and are vehicles through which the Company offers its Global Value and/or Non-U.S. Value Strategies.  The total net assets of these VIEs was approximately $330.2 million and $244.2 million at June 30, 2014 and December 31, 2013, respectively.  Neither the Company nor the operating company were exposed to losses as a result of its involvement with these entities because they had no direct investment in them.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the assets under management.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned.   In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually.  Following the preferred method identified in the Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  For the three and six months ended June 30, 2014, the Company recognized approximately $0.2 million and $0.5 million in performance fee income, respectively. For each of the three and six months ended June 30, 2013, the Company recognized approximately $0.1 million in performance fee income.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Cash and Cash Equivalents:

At June 30, 2014 and December 31, 2013, Cash and Cash Equivalents was $26.1 million and $33.9 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposits and other accounts whose balances often exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

The Company maintained compensating balances of $2.7 million and $0.3 million at June 30, 2014 and December 31, 2013, respectively. The Company holds a letter of credit issued by a third party in lieu of cash security deposits, as required by the Company’s leases for its New York office space.

The Pzena Long/Short Value Fund is required to maintain cash collateral for margin accounts established to support securities sold short, not yet purchased. To satisfy this requirement, as of June 30, 2014, $1.4 million is set aside and recorded in Restricted Cash in the consolidated statements of financial condition.

Due to/from Broker:

Due to/from Broker consists primarily of amounts payable/receivable for unsettled securities transactions held/initiated at the clearing brokers of the Company’s consolidated subsidiaries.

Fair Values of Financial Instruments:

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

Securities Sold Short represents securities sold short, not yet purchased by the Pzena Long/Short Value Fund, which is consolidated with the Company's financial statements. Dividend expense associated with these investment is reflected in Other Income/(Expense) on an ex-dividend basis in the consolidated statement of operations.

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

The Company’s fair value measurements relate to its consolidated investments in equity securities and securities sold short, both of which are exchange-traded securities with quoted prices in active markets, and its investments in third-party mutual funds, which have a readily available net asset value per share.  The fair value measurements of the equity securities, securities sold short, and investments in mutual funds have been classified as Level 1.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents these instruments’ fair value at June 30, 2014:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$10,355	$—	$—
Investments in Mutual Funds	4,934	—	—
Total Fair Value	$15,289	$—	$—

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Securities Sold Short	$1,438	$—	$—
Total Fair Value	$1,438	$—	$—

The following table presents these instruments’ fair value at December 31, 2013:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$2,364	$—	$—
Investments in Mutual Funds	5,257	—	—
Total Fair Value	$7,621	$—	$—

For the three months ended June 30, 2014 and 2013, there were no transfers between levels. In addition, the Company did not hold any Level 2 or 3 securities during these periods.

Securities Valuation:

Investments in equity securities and securities sold short for which market quotations are available are valued at the last reported price or closing price on the primary market or exchange on which they trade.  If no reported equity sales occurred on the valuation date, equity investments are valued at the bid price.  Investments in third-party mutual funds are valued at the closing net asset value per share of the fund on the day of valuation.  Transactions are recorded on a trade date basis.

The net realized gain or loss on sales of securities, securities sold short, and investments in third-party mutual funds is determined on a specific identification basis and is included in Net Realized and Unrealized Gain from Investments in the consolidated statements of operations.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from brokers, and advisory fees receivable.  The Company maintains its cash and cash equivalents in bank deposits and other accounts whose balances often exceed federally insured limits.

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.  At June 30, 2014 and December 31, 2013, no allowance for doubtful accounts was deemed necessary.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate. It is also the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax Expense/(Benefit) on the consolidated statement of operations. For the three and six months ended June 30, 2014 and 2013, no such expenses were recognized. As of June 30, 2014 and December 31, 2013, no such accruals were recorded.
The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At June 30, 2014, the Company had a $44.5 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock.  At December 31, 2013, the Company had a $54.0 million valuation allowance against these deferred tax assets.  The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

Excess tax benefits related to stock- and unit-transactions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. The Company will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-In Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. For the three and six months ended June 30, 2014, the Company had less than $0.1 million in tax benefits associated with stock- and unit-based awards that it was not able to recognize. There were no unrecognized tax benefits for the three and six months ended June 30, 2013.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The Company does not isolate the portion of the results of its operations resulting from the impact of fluctuations in foreign exchange rates on its non-U.S. investments.  Such fluctuations are included in Net Realized and Unrealized Gain from Investments in the consolidated statements of operations.

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

The functional currency of the Company is the United States Dollar.  The functional currency of the Company’s representative office in Australia is the Australian Dollar.  Assets and liabilities of this office are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  For the three and six months ended June 30, 2014 and 2013, the Company did not record any accumulated other comprehensive income.

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cash Compensation and Other Benefits	$8,719	$7,689	$17,293	$16,077
Non-Cash Compensation	1,180	1,225	2,656	2,445
Total Compensation and Benefits Expense	$9,899	$8,914	$19,949	$18,522

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  Details of Class B units, phantom Class B units and restricted shares of Class A common stock awarded during the six months ended June 30, 2014 and 2013 are as follows:

	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2014		2013
	Amount	Fair Value[1]	Amount	Fair Value[1]
Class B Units	32,479	$11.76	18,517	$5.40
Deferred Compensation Phantom Class B Units	22,959	$11.76	68,518	$5.40
Restricted Shares of Class A Common Stock	—	$—	100,000	$4.41
1 Represents the grant date estimated fair value per share or unit.

Pursuant to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”), the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock and options to acquire shares of Class A common stock. During the three months ended June 30, 2014, 701,299 phantom Class B units were forfeited in connection with employee departures.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  These deferred amounts may be invested, at the employee’s discretion, in certain third-party mutual funds, phantom Class B units, or money market funds.  Amounts deferred in any calendar year reduce that year’s cash compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  As of June 30, 2014 and December 31, 2013, the liability associated with deferred compensation investment accounts was $1.1 million and $2.3 million, respectively. During the three

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

months ended June 30, 2014, 5,953 phantom Class B units issued under the plan and approximately $1.0 million in deferred compensation investments were forfeited in connection with employee departures.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of the compensation otherwise payable to the director in cash, deferred in the form of phantom shares of Class A common stock of the Company.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan shall be made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of June 30, 2014 and December 31, 2013, there were 189,168 and 158,882 phantom shares of Class A common stock outstanding, respectively. For the three and six months ended June 30, 2014 and 2013 no distributions were made under the Director Plan.

The Company issues to certain of its employees delayed-vesting cash awards.  For the three and six months ended June 30, 2014 and 2013 no such awards were granted.  Previously awarded delayed-vesting cash awards have varying vesting schedules with $1.1 million to be paid at the end of 2014 and the remaining $0.4 million to be paid at the end of 2015.

As of June 30, 2014 and December 31, 2013, the Company had approximately $24.1 million and $29.7 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan; Class B units, option grants, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For the three and six months ended June 30, 2014, the expense recognized in connection with this plan was $0.2 million and $0.5 million, respectively.  For the three and six months ended June 30, 2013, the expense recognized in connection with this plan was $0.2 million and $0.4 million, respectively.

Note 5—Earnings per Share

Basic earnings per share is computed by dividing the Company’s net income attributable to its common stockholders by the weighted average number of shares outstanding during the reporting period.  For the three and six months ended June 30, 2014 and 2013,  the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share	$2,124	$1,266	$3,572	$2,435
Basic Weighted-Average Shares Outstanding	12,180,192	12,315,065	12,178,402	11,793,938
Basic Earnings per Share	$0.17	$0.10	$0.29	$0.21

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2014 and 2013, the Company’s diluted net income was determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$12,226	$8,715	$23,006	$16,829
Less: Assumed Corporate Income Taxes	5,254	3,623	9,886	6,996
Assumed After-Tax Income of Pzena Investment Management, LLC	6,972	5,092	13,120	9,833
Net Income of Pzena Investment Management, Inc.	2,124	1,266	3,572	2,435
Diluted Net Income	$9,096	$6,358	$16,692	$12,268

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2014 and 2013, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$9,076	$6,343	$16,655	$12,239
Participating Class B Units	20	15	37	29
Total Diluted Net Income Attributable to Shareholders	$9,096	$6,358	$16,692	$12,268

Basic Weighted-Average Shares Outstanding	12,180,192	12,315,065	12,178,402	11,793,938
Dilutive Effect of B Units	52,858,880	52,190,656	52,846,847	52,770,426
Dilutive Effect of Options [1]	957,348	637,208	997,984	630,821
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	1,815,251	1,232,905	1,812,256	1,174,261
Dilutive Effect of Restricted Shares of Class A Common Stock [2]	40,671	29,663	39,727	23,494
Dilutive Weighted-Average Shares Outstanding	67,852,342	66,405,497	67,875,216	66,392,940
Add: Participating Class B Units[3]	145,895	157,326	145,919	157,326
Total Dilutive Weighted-Average Shares Outstanding	67,998,237	66,562,823	68,021,135	66,550,266
Diluted Earnings per Share	$0.13	$0.10	$0.25	$0.18

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

Approximately 0.8 million options to purchase Class B units were excluded from the calculation of diluted net income per share for each of the three and six months ended June 30, 2014, as their inclusion would have had an antidilutive effect based on current market prices. Approximately 1.2 million options to purchase Class B units and 1.0 million options to purchased Company Class A common stock were excluded from the calculation of diluted net income for each of the three and six months ended June 30, 2013, as their inclusion would have had an antidilutive effect for the respective periods based on market prices.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit.  As of June 30, 2014 and December 31, 2013, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 18.7% and 81.3%, respectively, of the economic interests in the operations of the business.

Each Class B unit of the operating company has a corresponding share of the Company’s Class B common stock, par value $0.000001 per share.  Each share of the Company’s Class B common stock entitles its holder to five votes, until the first time

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

On March 20, 2013, certain of the operating company’s members exchanged an aggregate of 1,328,334 of their Class B units for an equivalent number of shares of Company Class A common stock.  No Class B units were exchanged during the three or six months ended June 30, 2014 or the three months ended June 30, 2013. These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

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

During the three months ended June 30, 2014, 159,602 Class B unit options and 250,000 Class A common stock options were exercised and resulted in the issuance of 95,199 Class B units and 68,346 shares of Class A common stock, respectively, as a result of the redemption of 64,403 Class B units and 181,654 shares of Class A common stock for the cashless exercise of the options.

During the three months ended June 30, 2014 and 2013, the Company purchased and retired 34,572 and 165,562 shares of Class A common stock, respectively, under the current repurchase authorization at a weighted average price per share of $10.79 and $6.14, respectively.   During the six months ended June 30, 2014 and 2013, the Company purchased and retired 34,572 and 275,097 shares of Class A common stock, respectively, under the repurchase authorization at a weighted average price per share of $10.79 and $6.12, respectively.   During the three and six months ended June 30, 2014, the Company purchased and retired 47,663 and 51,139 Class B units, respectively, under the current repurchase authorization at a weighted average price per unit of $10.19 and $10.58, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$12,226	$8,715	$23,006	$16,829
Non-Controlling Interests of Consolidated Subsidiaries	57	311	130	719
Net Income Attributable to Non-Controlling Interests	$12,283	$9,026	$23,136	$17,548

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals from the Company’s consolidated subsidiaries. Contributions from non-controlling interests represent contributions to the Company's consolidated subsidiaries.

Note 8—Fair Values of Financial Instruments

Investments, at Fair Value consisted of the following at June 30, 2014:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$9,423	$932	$10,355
Investments in Mutual Funds	3,761	1,173	4,934
Total	$13,184	$2,105	$15,289

Investments, at Fair Value consisted of the following at December 31, 2013:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$1,732	$632	$2,364
Investments in Mutual Funds	4,043	1,214	5,257
Total	$5,775	$1,846	$7,621

Securities Sold Short, at Fair Value consisted of the following at June 30, 2014:

	Proceeds	Unrealized (Gain)/ Loss	Fair Value
	(in thousands)
Securities Sold Short	1,369	69	1,438
Total	$1,369	$69	$1,438

The Company held no Securities Sold Short, at Fair Value at December 31, 2013.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 9—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
Leasehold Improvements	$1,219	$1,219
Computer Hardware	1,220	1,141
Furniture and Fixtures	786	786
Computer Software	346	256
Office Equipment	256	283
Total	3,827	3,685
Less: Accumulated Depreciation and Amortization	(2,958)	(2,850)
Total	$869	$835

Depreciation is included in general and administrative expense and totaled approximately $0.1 million for each of the three and six months ended June 30, 2014 and 2013.

Note 10—Related Party Transactions

For the three months ended June 30, 2014 and 2013, the Company earned $0.6 million and $0.3 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company.  For the six months ended June 30, 2014 and 2013, the Company earned $1.2 million and $0.7 million, respectively, in such fees.

At both June 30, 2014 and December 31, 2013, the Company had approximately $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in Receivable from Related Parties on the consolidated statements of financial condition.  The operating company is the sponsor and investment manager of this entity.

At December 31, 2013, Receivable from Related Parties included approximately $0.1 million of loans to employees. No loans to employees were recorded at June 30, 2014.

The operating company, as investment manager of the three consolidated mutual funds, Pzena Emerging Markets Focused Value Fund, Pzena Long/Short Value Fund, and Pzena Mid Cap Focused Value Fund, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. For each of the three and six months ended June 30, 2014 the Company recognized $0.2 million of such expenses. No such expenses were recognized during three and six months ended June 30, 2013 as the funds did not exist.

The operating company manages the personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its Executive Vice President.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages the personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds.   In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.2 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the Company waived $0.3 million

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

and $0.2 million, respectively, of such fees. The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was approximately $0.1 million for each of the three and six months ended June 30, 2014 and 2013.

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

During June 2014, the Company entered into an operating lease agreement for its new corporate headquarters. The term of the lease is expected to commence in October 2014. The Company plans to move to its new corporate offices during the first half of 2015.

Lease expenses were $0.3 million for each of the three months ended June 30, 2014 and 2013, respectively, and are included in general and administrative expense. Such expenses totaled $0.7 million for each of the the six months ended June 30, 2014 and 2013, respectively.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The components of the income tax expense are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Current Provision:
Unincorporated Business Taxes [1]	$896	$706	$1,609	$702
Local Corporate Tax	—	—	—	—
State Corporate Tax	—	—	—	—
Federal Corporate Tax	—	—	—	—
Total Current Provision	$896	$706	$1,609	$702
Deferred Provision:
Unincorporated Business Taxes [1]	$(61)	$(36)	$8	$22
Local Corporate Tax	137	74	248	157
State Corporate Tax	266	129	498	276
Federal Corporate Tax	887	631	1,610	1,134
Total Deferred Provision	$1,229	$798	$2,364	$1,589
Change in Valuation Allowance	(2,399)	(556)	(3,166)	(1,781)
Net Adjustment Related to Change in Effective Tax Rate	$—	$286	$602	$286
Total Income Tax Expense	$(274)	$1,234	$1,409	$796

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

As of June 30, 2014 and December 31, 2013, the Company had available for U.S. federal income tax reporting purposes, a net operating loss carryforward of $10.3 million and $10.4 million, respectively, which expires in varying amounts during the tax years 2027 through 2033.
As of June 30, 2014 and December 31, 2013, included in net operating losses are approximately $1.2 million and $1.0 million, respectively, of deductions for excess stock- and unit- based transactions. The $0.5 million, respectively, of tax benefit associated with these deductions will be credited to Additional Paid In Capital when such deductions reduce taxes payable. Although these net operating losses are included in the total carryforward amount, they are not reflected in the table of deferred tax assets as the excess tax benefits are not yet realized.
The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2010.  All tax years subsequent to, and including, 2010 are considered open and subject to examination by tax authorities. During 2013, the Company extended the statue of limitations in New York City for its 2009 tax year in association with the amendment of prior year tax returns to change the methodology for state and local receipts.

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

As discussed in Note 6, Shareholders’ Equity, no Class B units were exchanged during the three or six months ended June 30, 2014 or the three months ended June 30, 2013. On March 20, 2013 certain of the operating company’s members exchanged an aggregate of 1,328,334 of their Class B units for an equivalent number of shares of Company Class A common stock.  The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $5.9 million deferred tax asset and corresponding $5.0 million liability on March 20, 2013.   The Company assessed the realizability of the deferred tax asset associated with this exchange and determined that a portion of the benefits would go unutilized.  Consequently, the Company established a $5.1 million valuation allowance to reduce the deferred tax asset to an amount more likely than not to be realized.  These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders by $4.4 million to reflect this change in the estimated realization of these assets.  As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

During the three and six months ended June 30, 2014, after giving effect to the exchange discussed earlier, the Company’s valuation allowance was reduced by approximately $2.4 million and $3.2 million, respectively, due to revised estimates of future taxable income.   Results for the six months ended June 30, 2014 also reflects a change in the Company's expected future tax benefits due to a change in New York State tax law and the methodology for receipts beginning at the start of the 2015 tax year. This change is reflected as a net adjustment to the Company's Section 754 deferred tax asset, valuation allowance, and other deferred tax assets. To reflect these changes in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $2.0 million and $2.1 million for the three and six months ended June 30, 2014, respectively. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.

During the three and six months ended June 30, 2013, the Company’s valuation allowance was reduced by approximately $0.6 million and $1.8 million, respectively, due to revised estimates of future taxable income. Results for the three and six months ended June 30, 2013 also reflects a decrease in the Company's effective tax rate due to a decrease in state and local rates associated with a change in methodology for state and local receipts during 2013. This decrease is reflected as an adjustment to the Company's Section 754 deferred tax asset, valuation allowance, and other deferred tax assets. To reflect these changes in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $0.2 million and $1.3 million for the three and six months ended June 30, 2013, respectively. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.

As of June 30, 2014 and December 31, 2013, the net values of all deferred tax assets were approximately $12.5 million and $12.3 million, respectively.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax assets, net of valuation allowance, for the three and six months ended June 30, 2014 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2013	$61,628	$4,657	$(53,973)	$12,312
Deferred Tax (Expense)/Benefit	(1,104)	(36)	—	(1,140)
Unit Exchange	—	—	—	—
Change in Valuation Allowance	—	—	767	767
Net Adjustment to Deferred Tax Asset	$(6,608)	$(351)	$6,357	(602)
Balance at March 31, 2014	$53,916	$4,270	$(46,849)	$11,337
Deferred Tax (Expense)/Benefit	(965)	(266)	—	(1,231)
Unit Exchange	—	—	—	—
Change in Valuation Allowance	—	—	2,399	2,399
Net Adjustment to Deferred Tax Asset	$—	$—	$—	$—
Balance at June 30, 2014	$52,951	$4,004	$(44,450)	$12,505

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the three and six months ended June 30, 2014, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2013	$(39)
Deferred Tax Expense	5
Balance at March 31, 2014	$(34)
Deferred Tax Expense	2
Balance at June 30, 2014	$(32)

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax liabilities for the three and six months ended June 30, 2013 is summarized as follows:

Total
(in thousands)

Balance at December 31, 2012	$(59)
Deferred Tax Expense	14
Balance at March 31, 2013	$(45)
Deferred Tax Expense	5
Balance at June 30, 2013	$(40)

Note 13—Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

On July 21, 2014, Pzena Financial Services, LLC was granted a limited purpose broker-dealer license by the Financial Industry Regulatory Authority. The entity will primarily act as a marketing agent for the three Pzena mutual funds and the private placement of securities.

On July 22, 2014, the Company declared a quarterly dividend of $0.03 per share of its Class A common stock which will be paid on August 28, 2014 to holders of record on August 14, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At June 30, 2014, our assets under management, or AUM, was $27.0 billion.  We manage separate accounts on behalf of institutions and high net worth individuals, and act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds and advisor for three Pzena SEC-registered mutual funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of June 30, 2014, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 18.7% and 81.3%, respectively, of the economic interests in the operations of our business.

As of June 30, 2014 holders of Class B units of our operating company included four of our named executive officers and their estate planning vehicles, who collectively held approximately 57.0% of the economic interest in our operating company. As of June 30, 2014, 32 other employee members held approximately 3.2%, and certain other members of our operating company, including one of our directors and his related entities, and ten former employees, collectively held 21.1% of the economic interests in our operating company through ownership of Class B units.

Non-GAAP Net Income

Our results for the three and six months ended June 30, 2014 and 2013 included recurring adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent unit conversions as well as our tax receivable agreement and the associated liability to our selling and converting shareholders.  We believe that these accounting adjustments add a measure of non-operational complexity which partially obscures the underlying performance of our business.  In evaluating our financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $8.7 million and $0.13, respectively, for the three months ended June 30, 2014 and $6.3 million and $0.09, respectively, for three months ended June 30, 2013.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $16.3 million and $0.24, respectively, for the six months ended June 30, 2014 and $12.0 million and $0.18, respectively, for six months ended June 30, 2013.  GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our effective tax rate, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and other adjustments.  Our effective tax rate, exclusive of these adjustments, was 43.0% for the three and six months ended June 30, 2014 and 41.6% for the three and six months ended June 30, 2013.  See “Operating Results - Income Tax Expense” below.

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

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
GAAP Net Income	$2,124	$1,266	$3,572	$2,435
Net Effect of Tax Receivable Agreement	(357)	(41)	(419)	(227)
Non-GAAP Net Income	$1,767	$1,225	$3,153	$2,208

GAAP Net Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	$12,226	$8,715	$23,006	$16,829
Less: Assumed Corporate Income Taxes	5,254	3,623	9,886	6,996
Assumed After-Tax Income of Pzena Investment Management, LLC	6,972	5,092	13,120	9,833
Non-GAAP Net Income of Pzena Investment Management, Inc.	1,767	1,225	3,153	2,208
Non-GAAP Diluted Net Income	$8,739	$6,317	$16,273	$12,041

Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$8,739	$6,317	$16,273	$12,041
Non-GAAP Diluted Earnings Per Share	$0.13	$0.09	$0.24	$0.18
Non-GAAP Diluted Weighted-Average Shares Outstanding	67,998,237	66,562,823	68,021,135	66,550,266

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

Other (Expense)/ Income

Other (Expense)/ Income is derived primarily from investment income or loss arising from our consolidated entities, income or loss generated by our investments in third-party mutual funds, and interest income generated on our cash balances.  Other (Expense)/ Income is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was executed in connection with our reorganization and initial public offering on October 30, 2007.  As discussed further below under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our acquisitions of our operating company’s units from our selling and converting shareholders.  We expect the interest and investment components of (Expense)/ Income, in the aggregate, to fluctuate based on market conditions and the performance of our consolidated entities and other investments.

 Non-Controlling Interests

Our operating company consolidates the results of operations of the private investment partnerships over which we exercise a controlling influence.  We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As a result, our income is primarily generated by our economic interest in our operating company’s net income.  As of June 30, 2014, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 18.7% and 81.3%, respectively, of the economic interests in the operations of the business.

Operating Results

Assets Under Management and Flows

As of June 30, 2014, our approximately $27.0 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The performance of our largest investment strategies as of June 30, 2014 is further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to June 30, 2014, and in the five-year, three-year, and one-year periods ended June 30, 2014, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy.

	Period Ended June 30, 2014[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.3%	19.5%	15.8%	22.7%
Annualized Net Returns	6.8%	19.0%	15.3%	22.3%
Russell 1000® Value Index	6.6%	19.2%	16.9%	23.8%
Large Cap Expanded Value (July 2012)
Annualized Gross Returns	28.1%	n/a	n/a	23.3%
Annualized Net Returns	27.9%	n/a	n/a	23.1%
Russell 1000® Value Index	24.6%	n/a	n/a	23.8%
Global Focused Value (January 2004)
Annualized Gross Returns	6.3%	17.2%	13.3%	28.4%
Annualized Net Returns	5.5%	16.4%	12.6%	27.6%
MSCI® World Index—Net/U.S.$[2]	7.2%	15.0%	11.8%	24.0%
International (ex-U.S) Expanded Value (November 2008)
Annualized Gross Returns	16.9%	15.9%	12.0%	28.7%
Annualized Net Returns	16.6%	15.6%	11.7%	28.3%
MSCI® EAFE Index—Net/U.S.$[2]	11.9%	11.8%	8.1%	23.6%
Focused Value (January 1996)
Annualized Gross Returns	11.5%	21.1%	17.5%	24.6%
Annualized Net Returns	10.7%	20.3%	16.8%	23.9%
Russell 1000® Value Index	9.2%	19.2%	16.9%	23.8%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	14.7%	25.1%	19.7%	26.9%
Annualized Net Returns	13.5%	23.9%	18.5%	25.6%
Russell 2000® Value Index	10.5%	19.9%	14.6%	22.5%
Global Expanded Value (January 2010)
Annualized Gross Returns	12.5%	n/a	13.4%	27.3%
Annualized Net Returns	12.2%	n/a	13.0%	26.9%
MSCI® World Index—Net/U.S.$[2]	11.7%	n/a	11.8%	24.0%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	3.8%	11.6%	5.4%	21.7%
Annualized Net Returns	2.9%	10.9%	4.8%	20.9%
MSCI® Emerging Markets Index—Net/U.S.$[2]	(0.2)%	9.2%	(0.4)%	14.3%
European Focused Value (August 2008)
Annualized Gross Returns	8.7%	17.8%	13.5%	32.1%
Annualized Net Returns	8.3%	17.4%	13.1%	31.6%
MSCI® Europe Index—Net/U.S.$[2]	3.8%	13.0%	8.7%	29.3%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	13.9%	26.1%	21.8%	26.1%
Annualized Net Returns	13.2%	25.1%	20.9%	25.3%
Russell Mid Cap® Value Index	11.2%	23.0%	17.6%	27.8%
1 The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.
2 Net of applicable withholding taxes and presented in U.S. $.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At June 30, 2014, the Large Cap Focused Value strategy generated a one-year annualized gross return of 22.7%, underperforming its benchmark. Stock selection in the consumer discretionary and healthcare sectors drove the underperformance, partially offset with positive performance from the energy and technology sectors.
Large Cap Expanded Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At June 30, 2014, the Large Cap Expanded Value strategy generated a one-year annualized gross return of 23.3%, underperforming its benchmark. The slight underperformance was driven by stock selection in the consumer discretionary sector healthcare sectors, partially offset by positive performance from the energy and technology sectors.
Global Focused Value.  This strategy reflects a portfolio composed of approximately 40-60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At June 30, 2014, the Global Focused Value strategy generated a one-year annualized gross return of 28.4%, outperforming its benchmark. This outperformance was primarily driven by our stock selection and overweight positions in the technology, energy and financial services sectors.
International (ex-U.S.) Expanded Value.  This strategy reflects a portfolio composed of approximately 60-80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At June 30, 2014, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of 28.7%, outperforming its benchmark. The top contributors to relative performance included a broad number of holdings across a diverse range of industries, specifically certain stocks in the consumer staples, energy, and technology sectors.
Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At June 30, 2014, the Focused Value strategy generated a one-year annualized gross return of 24.6%, outperforming its benchmark. The outperformance was skewed by sector with our overweight positions in the financial services, energy and technology sectors performing well but partially offset by weaker performance in the consumer, healthcare, materials and durables sectors.
Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At June 30, 2014, the Small Cap Focused Value strategy generated a one-year annualized gross return of 26.9%, outperforming its benchmark. A broad number of holdings across a diverse range of industries contributed to this outperformance, specifically certain stocks in the financial services, technology, and producer durables sectors, partially offset by certain stocks in the consumer discretionary sector.
Global Expanded Value.  This strategy reflects a portfolio composed of approximately 60-95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At June 30, 2014, the Global Expanded Value strategy generated a one-year annualized gross return of 27.3%, outperforming its benchmark. This outperformance was broad based and primarily driven by our stock selection and overweight positions in the financial services and technology sectors, along with our underweight position in the consumer staples sector.
Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At June 30, 2014, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of 21.7%, outperforming its benchmark. The main contributors to this outperformance include holdings across a diverse range of industries, specifically certain positions in the materials, financial services, and energy sectors, our stock selection and overweight positions in the technology sector, and our underweight position in the consumer staples sector.
European Focused Value. This strategy reflects a portfolio composed of approximately 40-60 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At June 30, 2014, the European Focused Value strategy generated a one-year annualized gross return of 32.1%, outperforming its benchmark. This outperformance was driven primarily by our stock selection in the consumer staples and technology sectors and our overweight positions in the consumer discretionary and industrial sectors.
Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201th to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At June 30, 2014, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 26.1%, underperforming its benchmark. Producer durables holdings were the largest contributors to this underperformance. The underperformance was also driven by positioning in the health care and consumer discretionary sectors, partially offset by our stock selection in the financial services and technology sectors.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional accounts and our retail accounts for the three and six months ended June 30, 2014 and 2013 is described below.  Inflows are composed solely of the investment of new or additional assets by new or existing clients.  Outflows consist solely of redemptions of assets by existing clients. For the periods ended June 30, 2013, approximately $0.1 billion of assets under management that we had previously reported in institutional accounts was reclassified to retail accounts. Historical information has been reclassified for all periods effected.

Assets Under Management
($ billions)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Institutional Accounts
Assets
Beginning of Period	$15.2	$12.2	$15.4	$11.2
Inflows	0.4	0.1	0.9	0.4
Outflows	(0.9)	(0.4)	(1.9)	(0.9)
Net Flows	(0.5)	(0.3)	(1.0)	(0.5)
Market Appreciation/(Depreciation)	0.4	0.6	0.7	1.8
End of Period	$15.1	$12.5	$15.1	$12.5

Retail Accounts
Assets
Beginning of Period	$10.2	$7.3	$9.6	$5.9
Inflows	1.4	0.3	2.2	1.2
Outflows	(0.2)	(0.4)	(0.5)	(0.6)
Net Flows	1.2	(0.1)	1.7	0.6
Market Appreciation/(Depreciation)	0.5	0.6	0.6	1.3
End of Period	$11.9	$7.8	$11.9	$7.8

Total
Assets
Beginning of Period	$25.4	$19.5	$25.0	$17.1
Inflows	1.8	0.4	3.1	1.6
Outflows	(1.1)	(0.8)	(2.4)	(1.5)
Net Flows	0.7	(0.4)	0.7	0.1
Market Appreciation/(Depreciation)	0.9	1.2	1.3	3.1
End of Period	$27.0	$20.3	$27.0	$20.3

The following table describes the allocation of our AUM among our investment strategies, as of June 30, 2014 and 2013:

	AUM at June 30,
Investment Strategy	2014	2013
	(in billions)
U.S. Value Strategies	$16.2	$13.5
Global Value Strategies	6.0	4.6
Non-U.S. Value Strategies	4.8	2.2
Total	$27.0	$20.3

Three Months Ended June 30, 2014 versus June 30, 2013

At June 30, 2014, we managed $15.1 billion in institutional accounts and $11.9 billion in retail accounts, for a total of $27.0 billion in assets.  For the three months ended June 30, 2014, we experienced market appreciation of $0.9 billion and total gross inflows of $1.8 billion, which were partially offset by total gross outflows of $1.1 billion.  Assets in institutional accounts decreased by $0.1 billion, or 0.7%, from $15.2 billion at March 31, 2014 due to $0.9 billion in gross outflows, partially offset by $0.4 billion in gross inflows and $0.4 billion in market appreciation. Assets in retail accounts increased by $1.7 billion, or 16.7%, from $10.2 billion at March 31, 2014 due to $1.4 billion in gross inflows and $0.5 billion in market appreciation, partially offset by $0.2 billion in gross outflows.

At June 30, 2013, we managed $12.5 billion in institutional accounts and $7.8 billion in retail accounts, for a total of $20.3 billion in assets. For the three months ended June 30, 2013, we experienced market appreciation of $1.2 billion and total gross inflows of $0.4 billion, which were partially offset by gross outflows of $0.8 billion. For the three months ended June 30, 2013 assets in institutional accounts increased by $0.3 billion, or 2.5%, due to $0.6 billion in market appreciation and $0.1 billion in gross inflows, partially offset by $0.4 billion in gross outflows. For the three months ended June 30, 2013, assets in retail accounts increased by $0.5 billion, or 6.8%, as a result of $0.6 billion in market appreciation and $0.3 billion in gross inflows, partially offset by $0.4 billion in gross outflows.

Six Months Ended June 30, 2014 versus June 30, 2013

For the six months ended June 30, 2014, we experienced total gross inflows of $3.1 billion and market appreciation of $1.3 billion, which were partially offset by total gross outflows of $2.4 billion.  Assets in institutional accounts decreased by $0.3 billion, or 1.9%, from $15.4 billion at December 31, 2013 due to $1.9 billion in gross outflows, partially offset by $0.9 billion in gross inflows and $0.7 billion in market appreciation. Assets in retail accounts increased by $2.3 billion, or 24.0%, from $9.6 billion at December 31, 2013 due to $2.2 billion in gross inflows and $0.6 billion in market appreciation, partially offset by $0.5 billion in gross outflows.

For the six months ended June 30, 2013, we experienced market appreciation of $3.1 billion and $1.6 billion in gross inflows which were partially offset by $1.5 billion in gross outflows. For the six months ended June 30, 2013, assets in institutional accounts increased by $1.3 billion, or 11.6%, from $11.2 billion at December 31, 2012 due to $1.8 billion in market appreciation and $0.4 billion in gross inflows, partially offset by $0.9 billion in gross outflows. For the six months ended June 30, 2013, assets in retail accounts increased $1.9 billion, or 32.2%, from $5.9 billion at December 31, 2012 due to $1.3 billion in market appreciation and $1.2 billion in gross inflows, partially offset by $0.6 billion in gross outflows.

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

Revenues

Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three and six months ended June 30, 2014 and 2013 is described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue	2014	2013	2014	2013
	(in thousands)
Institutional Accounts	$20,506	$17,294	$40,802	$33,825
Retail Accounts	7,439	4,838	13,544	9,149
Total	$27,945	$22,132	$54,346	$42,974

Three Months Ended June 30, 2014 versus June 30, 2013

Our total revenue increased by $5.8 million, or 26.3%, to $27.9 million for the three months ended June 30, 2014, from $22.1 million for the three months ended June 30, 2013.  This change was driven primarily by an increase in our average AUM.  Average AUM increased 30.8% to $26.3 billion from $20.1 billion for the three months ended June 30, 2014 and 2013, respectively.  To the extent that we experience further changes in average AUM, our revenue could be affected.

Our weighted average fees were 0.425% and 0.441% for the three months ended June 30, 2014 and 2013, respectively. This decrease was primarily due an increase in our retail assets, which generally carry lower fee rates, as a portion of total assets. At June 30, 2014 and 2013, retail assets were 44.1% and 38.4% of total assets, respectively.

Average assets in institutional accounts increased $2.7 billion to $15.1 billion for the three months ended June 30, 2014, from $12.4 billion for the three months ended June 30, 2013, and had weighted average fees of 0.542% and 0.556% for the three months ended June 30, 2014 and 2013, respectively.  This decrease in weighted average fee rates primarily reflects a shift in mix towards our expanded value strategies and larger relationships that generally carry lower fee rates.

Average assets in retail accounts increased $3.5 billion to $11.2 billion for the three months ended June 30, 2014, from $7.7 billion for the three months ended June 30, 2013, and had weighted average fees of 0.267% and 0.253% for the three months ended June 30, 2014 and 2013, respectively.  The increase in retail weighted average fee rates reflects the addition of assets in our non-U.S. Value strategies that generally carry higher fee rates.

Six Months Ended June 30, 2014 versus June 30, 2013

Our total revenue increased by $11.4 million, or 26.5%, to $54.3 million for the six months ended June 30, 2014, from $43.0 million for the six months ended June 30, 2013.  This change was driven primarily by an increase in our average AUM.  Total average AUM increased 32.1% to $25.5 billion from $19.3 billion for the six months ended June 30, 2014 and 2013, respectively.  To the extent that we experience further changes in average AUM, our revenue could be affected.

Our weighted average fees were 0.426% and 0.446% for the six months ended June 30, 2014 and 2013, respectively. This decrease was primarily due an increase in our retail assets, which generally carry lower fee rates, as a portion of total assets. At June 30, 2014 and 2013, retail assets were 44.1% and 38.4% of total assets, respectively.

Average assets in institutional accounts increased $2.9 billion to $15.0 billion for the six months ended June 30, 2014, from $12.1 billion for the six months ended June 30, 2013, and had weighted average fees of 0.543% and 0.557% for the six months ended June 30, 2014 and 2013, respectively.  Weighted average fee rates decreased primarily due to the shift toward our expanded value strategies and larger relationships.

Average assets in retail accounts increased $3.4 billion to $10.5 billion for the six months ended June 30, 2014, from $7.2 billion for the six months ended June 30, 2013, and had weighted average fees of 0.259% and 0.256% for the six months ended June 30, 2014 and 2013, respectively.  Retail weighted average fee rates increased as a result of the additional assets in our non-U.S. value strategies.

Expenses

Our operating expense is driven primarily by our compensation costs.  The table below describes the components of our operating expense for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cash Compensation and Other Benefits	$8,719	$7,689	$17,293	$16,077
Other Non-Cash Compensation	1,180	1,225	2,656	2,445
Total Compensation and Benefits Expense	9,899	8,914	19,949	18,522
General and Administrative Expense	2,505	1,943	4,825	3,752
Total Operating Expenses	$12,404	$10,857	$24,774	$22,274

Three Months Ended June 30, 2014 versus June 30, 2013

Total operating expense increased by $1.5 million, or 14.2%, to $12.4 million for the three months ended June 30, 2014, from $10.9 million for the three months ended June 30, 2013.  This increase was attributable to increases in both our compensation and general and administrative expenses.

Compensation and benefits expense increased by approximately $1.0 million, or 11.1%, to $9.9 million for the three months ended June 30, 2014, from $8.9 million for the three months ended June 30, 2013.  This increase was primarily attributable to a $1.0 million increase in cash compensation primarily due to an increase in salary, headcount, and discretionary bonus amounts during 2014.

General and administrative expenses increased by $0.6 million for the three months ended June 30, 2014 from the three months ended June 30, 2013. This increase primarily reflects an increase in professional fees incurred in connection with new business initiatives.

Six Months Ended June 30, 2014 versus June 30, 2013

Total operating expense increased by $2.5 million, or 11.2%, to $24.8 million for the six months ended June 30, 2014, from $22.3 million for the six months ended June 30, 2013.  This increase was attributable to increases in both our compensation and general and administrative expenses.

Compensation and benefits expense increased by approximately $1.4 million, or 7.7%, to $19.9 million for the six months ended June 30, 2014, from $18.5 million for the six months ended June 30, 2013.  This increase was attributable to a $1.2 million increase in cash compensation primarily due to an increase in salary, headcount, and discretionary bonus amounts during 2014.  The increase also reflects a $0.2 million increase in other non-cash compensation due to amortization associated with previously issued awards.  We would expect non-cash compensation expense in subsequent periods to depend on the size and composition of awards granted under our equity incentive plans.

General and administrative expenses increased by $1.1 million for the six months ended June 30, 2014 from the six months ended June 30, 2013. This increase primarily reflects an increase in professional fees incurred in connection with new business initiatives and increased business activities.

Other (Expense)\ Income

Three Months Ended June 30, 2014 versus June 30, 2013

Other (Expense)/ Income was an expense of $1.4 million for the three months ended June 30, 2014, and consisted primarily of $2.0 million in expense related to adjustment to our liability to our selling and converting shareholders, partially offset by $0.4 million of net realized and unrealized gains from investments and $0.1 million in interest and dividend income. Other (Expense)/ Income was income of $0.3 million for the three months ended June 30, 2013, and consisted primarily of $0.2 million of expense related to adjustments to our liability to our selling and converting shareholders, offset by $0.4 million in net realized and  unrealized gains from investments and $0.1 million in interest and dividend income.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Six Months Ended June 30, 2014 versus June 30, 2013

Other (Expense)/ Income was an expense of $1.5 million for the six months ended June 30, 2014, and consisted primarily of $2.1 million in expense related to adjustment to our liability to our selling and converting shareholders, partially offset by $0.5 million net realized and unrealized gains from investments and $0.2 million in interest and dividend income. Other (Expense)/ Income was income of $0.1 million for the six months ended June 30, 2013, and consisted primarily of $1.3 million of expense related to adjustments to our liability to our selling and converting shareholders, offset by $1.3 million in net realized and unrealized gains from investments and $0.2 million in interest and dividend income.

Income Tax (Benefit)/ Expense

Our results for the three and six months ended June 30, 2014 and 2013 included the effects of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.  Our effective corporate tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was 41.3% and 42.5%, respectively, for the three and six months ended June 30, 2014, and 40.5% and 41.5%, respectively, for the three and six months ended June 30, 2013, respectively. The increase in the corporate effective rate is due to the current year impact of a decrease in expected future tax benefits associated with a change in the New York State tax law for receipts beginning at the start of the 2015 tax year. Results for the six months ended June 30, 2013 also reflect a $0.6 million unincorporated business tax benefit recognized by our operating company associated with the amendment of prior year tax returns to change the methodology for state and local receipts.

Non-GAAP income before corporate income taxes used to calculate our income before income taxes for the three and six months ended June 30, 2014 and 2013 is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Income Before Income Taxes	$14,133	$11,526	$28,117	$20,779
Change in Liability to Selling and Converting Shareholders	1,996	229	2,123	1,268
Unincorporated Business Taxes[1]	(835)	(670)	(1,617)	(724)
Net Income Attributable to Non-Controlling Interests	(12,283)	(9,026)	(23,136)	(17,548)
Non-GAAP Income Before Corporate Taxes	$3,011	$2,059	$5,487	$3,775

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

Our non-GAAP effective corporate tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was determined as follows:

	For the Three Months Ended June 30,
	2014		2013
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$1,024	34.0%	$700	34.0%
State and Local Taxes, Net of Federal Benefit	271	9.0%	156	7.6%
Other Adjustments	(51)	(1.7)%	(22.0)	(1.1)%
Non-GAAP Effective Taxes	$1,244	41.3%	$834	40.5%

	For the Six Months Ended June 30,
	2014		2013
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$1,865	34.0%	$1,284	34.0%
State and Local Taxes, Net of Federal Benefit	494	9.0%	286	7.6%
Other Adjustments	(25)	(0.5)%	(3)	(0.1)%
Non-GAAP Effective Taxes	$2,334	42.5%	$1,567	41.5%

Three Months Ended June 30, 2014 versus June 30, 2013

Income Tax (Benefit)/ Expense was a benefit of $0.3 million for the three months ended June 30, 2014 and an expense of $1.2 million for the three months ended June 30, 2013.  The three months ended June 30, 2014 and 2013 Income Tax (Benefit)/ Expense included $2.4 million and $0.6 million of benefit, respectively, associated with decreases to the valuation allowance recorded against our deferred tax asset.  The remaining income tax expense for the three months ended June 30, 2014 consisted of $0.8 million in operating company unincorporated business taxes and $1.2 million of corporate income taxes.  The three months ended June 30, 2013 also included a $0.3 million expense reflecting a net adjustment to the deferred tax asset and valuation allowance associated with the decrease in our effective tax rate during 2013. The remaining income tax expense for the three months ended June 30, 2013, consisted of $0.7 million of operating company unincorporated business taxes and $0.8 million of corporate income taxes.  The $0.4 million increase in corporate income taxes is attributable primarily to increases in taxable income and the corporate effective rate.  A comparison of the GAAP effective tax rates for the three months ended June 30, 2014 and 2013 is not meaningful due to the valuation allowance adjustments.

Six Months Ended June 30, 2014 versus June 30, 2013

Income Tax (Benefit)/ Expense were expenses of $1.4 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.  The six months ended June 30, 2014 and 2013 Income Tax (Benefit)/ Expense included $3.2 million and $1.8 million of benefit, respectively, associated with decreases to the valuation allowance recorded against our deferred tax asset.  The six months ended June 30, 2014 also included a $0.6 million expense driven by a reduction in expected future tax benefits associated with a change in the New York State law for receipts beginning at the start of the 2015 tax year. Exclusive of these adjustments, the remaining income tax expense for the six months ended June 30, 2014 consisted of $1.6 million in operating company unincorporated business taxes and $2.3 million of corporate income taxes.  On a similar basis, the remaining income tax expense for the six months ended June 30, 2013, consisted of $0.7 million of operating company unincorporated business taxes and $1.6 million of corporate income taxes.  The $0.7 million increase in corporate income taxes is attributable primarily to increases in taxable income and the corporate effective rate.  The $0.9 million increase in operating company unincorporated business taxes reflects the $0.6 million tax benefit recognized during the six months ended June 30, 2013 associated with the amendment of prior year tax returns to change the methodology for calculating local receipts. A comparison of the GAAP effective tax rates for the six months ended June 30, 2014 and 2013 is not meaningful due to the valuation allowance adjustments.

Net Income Attributable to Non-Controlling Interests

Three Months Ended June 30, 2014 versus June 30, 2013

Net income attributable to non-controlling interests was $12.3 million for the three months ended June 30, 2014, and consisted of $12.2 million associated with our employees’ and outside investors’ approximately 81.3% weighted average interest in the income of the operating company, and $0.1 million associated with our consolidated subsidiaries’ interest in the income of our consolidated entities.  Net income attributable to non-controlling interests was $9.0 million for the three months ended June 30, 2013, and consisted of $8.7 million associated with our employees’ and outside investors’ approximately 81.0% weighted average interest in the income of the operating company, and $0.3 million associated with our consolidated subsidiaries’ interest in the income of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the increase in operating company net income associated with the increase in our average AUM which had a corresponding positive impact on operating company revenues and income.

Six Months Ended June 30, 2014 versus June 30, 2013

Net income attributable to non-controlling interests was $23.1 million for the six months ended June 30, 2014, and consisted of $23.0 million associated with our employees’ and outside investors’ approximately 81.3% weighted average interest in the income of the operating company, and $0.1 million associated with our consolidated subsidiaries’ interest in the income of our consolidated entities.  Net income attributable to non-controlling interests was $17.5 million for the six months ended June 30, 2013, and consisted of $16.8 million associated with our employees’ and outside investors’ approximately 81.9% weighted average interest in the income of the operating company, and $0.7 million associated with our consolidated subsidiaries’ interest in the income of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the increase in operating company net income associated with the increase in our average AUM which had a corresponding positive impact on operating company revenues and income. The change in net income attributable to non-controlling interests also reflects the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We would expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through the cash generated by our operations.  Distributions to members of our operating company are our largest use of cash from financing activities.  Other activities include purchases and sales of investments to fund our deferred compensation program, capital expenditures, and strategic growth initiatives such as providing the initial cash investment in our mutual funds. In March 2014, in an effort to expand distribution channels and offer certain products in a mutual fund format, our operating company launched three new mutual funds formed as series of the Advisor Series Trust. In order to support these new mutual funds and establish investment records that can be used to market the funds to third party investors, we seeded the mutual funds with $6.0 million.

At June 30, 2014, cash and cash equivalents were $26.1 million, inclusive of $3.2 million in cash held by our consolidated subsidiaries.  Advisory fees receivable was $23.9 million. To satisfy our obligations under our deferred compensation program, we also had approximately $4.9 million in third-party mutual fund investments and $0.9 million in our cash and cash equivalents.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended June 30, 2014, our average AUM and revenues increased by 30.8% and 26.3%, respectively, compared to our average AUM and revenues for the three months ended June 30, 2013.

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

Tax Receivable Agreement

Our purchase of membership units of our operating company concurrent with our initial public offering, and the subsequent and future exchanges by holders of Class B units of our operating company for shares of our Class A common stock (pursuant to the exchange rights provided for in the operating company’s operating agreement), has resulted in, and is expected to continue to result in, increases in our share of the tax basis of the tangible and intangible assets of our operating company, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions have reduced, and are expected to continue to reduce, the amount of cash taxes that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the current members of our operating company, the one member of our operating company immediately prior to our initial public offering who sold all membership units to us in connection with our initial public offering, and any future holders of Class B units, that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as described in the tax receivable agreement) as a result of the increases in tax basis described above and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Cash Flows

 Three Months Ended June 30, 2014 versus June 30, 2013

Cash and Cash Equivalents increased $0.3 million to $26.1 million during the three months ended June 30, 2014 compared to a $1.2 million increase in cash to $25.7 million during the three months ended June 30, 2013.  Net cash provided by operating activities decreased $0.2 million in the three months ended June 30, 2014 to $12.7 million from $12.9 million in the three months ended June 30, 2013.  The decrease was primarily due to an increase in net income offset by changes in operating assets and liabilities and working capital.

Net cash used in investing activities was relatively flat for the each of the three months ended June 30, 2014 and 2013.

Net cash used in financing activities increased $0.8 million for the three months ended June 30, 2014 to $12.4 million from $11.6 million for the three months ended June 30, 2013.  This increase is primarily due to a $1.8 million increase in distributions to non-controlling interests. This increase was partially offset by $0.6 million in contributions from non-controlling interests and a $0.2 million decrease in the repurchase and retirement of Class A common stock and Class B units, recorded during the three months ended June 30, 2014.

Six Months Ended June 30, 2014 versus June 30, 2013

Cash and Cash Equivalents decreased $7.8 million to $26.1 million during the six months ended June 30, 2014 compared to a $7.0 million decrease in cash to $25.7 million during the six months ended June 30, 2013.  Net cash provided by operating activities increased $3.7 million in the six months ended June 30, 2014 to $23.9 million from $20.2 million in the six months ended June 30, 2013.  The increase was primarily due to an increase in net income offset by changes in operating assets and liabilities and working capital.

Net cash used in investing activities was $0.2 million for six months ended June 30, 2014, compared to $1.4 million for the six months ended June 30, 2013.  The $1.2 million decrease in cash used was primarily attributable to a $0.9 million decrease in purchases from investments in our deferred compensation program and a $0.5 million increase in proceeds from sales of investments in our deferred compensation program during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Net cash used in financing activities increased $5.8 million for the six months ended June 30, 2014 to $31.5 million from $25.7 million for the six months ended June 30, 2013.  This increase is primarily due to a $7.0 million increase in distributions to non-controlling interests and a $1.4 million increase in dividends paid, partially offset by $1.5 million increase in contributions from non-controlling interests and a $0.8 million decrease in the repurchase and retirement of Class A common stock and Class B units during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

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

We believe that the accounting estimate related to the $44.5 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we are not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

Our revenue for the three and six months ended June 30, 2014 and 2013 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the value of the holdings of our consolidated subsidiaries, which consist primarily of marketable securities and investments in mutual funds.  At June 30, 2014, the fair value of marketable securities and investments in third-party mutual funds was $10.4 million and $4.9 million, respectively.  Assuming a 10% increase or decrease, the fair value would have increased or decreased by $1.0 million and $0.5 million, respectively, at June 30, 2014.

Interest Rate Risk

Since the Company does not have any debt that bears interest at a variable rate, it does not have any direct exposure to interest rate risk at June 30, 2014.

Item 4.   Controls and Procedures.

During the course of their review of our consolidated financial statements as of June 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2014, the exercise of 159,602 options, by certain members of our operating company, to acquire Class B units of our operating company resulted in the issuance of 95,199 Class B units after the redemption of 64,403 Class B units for the cashless exercise of options.

The issuance of these Class B units did not involve any public offering, general advertising or general solicitation. The certificate representing the securities bears a restrictive legend. On the basis of these facts, these securities were issued in a transactions not involving public offerings and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended June 30, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
				(in millions)
April 1, 2014 through April 30, 2014	—	$—	—	$22.6
May 1, 2014 through May 31, 2014	4,090	9.17	4,090	22.5
June 1, 2014 through June 30, 2014	30,482	11.01	30,482	22.0
Total	34,572	$—	34,572	$22.0

1 Our share repurchase program was announced on April 24, 2012. The Board of Directors authorized us to repurchase an aggregate of $10 million of our outstanding Class A common stock and the operating company's Class B units on the open market and in private transactions in accordance with applicable securities laws. In February 2014, the Company announced an increase of $20 million in the aggregate amount authorized under the repurchase program. The timing, number and value of common shares and units repurchased are subject to the Company’s discretion. The Company’s share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, for any reason.

2 Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program reflects the remainder of the current repurchase program. This amount also reflects the repurchase of 31,908 of the operating company's Class B units during April 2014 for an average price of $10.17 per unit and 15,755 Class B units during June 2014 for an average price of $11.15 per unit. Class B units are repurchased at the closing price of our Class A common stock on the date of the transaction since Class B units are exchangeable for shares of Class A common stock on a one-for-one basis.

Item 5.  Other Information.

The following information is included herewith for the purpose of providing the disclosure required by Item 1.01 (Entry into a Definitive Material Agreement) of Form 8-K:  As discussed in “Notes to Unaudited Consolidated Financial Statements: Note 11 - Commitments and Contingencies", on June 13, 2014 the Company entered into a Lease Agreement with Mutual of America Life Insurance Company providing for an operating lease expiring on December 31, 2025 to occupy the entire 8th floor of 320 Park Avenue in New York, NY. The Company anticipates the term of the lease will commence in October 2014. During this time, the Company will continue to lease office space related to its current corporate headquarters which expires on October 31, 2015. The Company plans to move to its new corporate offices during the first half of 2015.

Item 6.  Exhibits.

Exhibit	Description of Exhibit
10.1	Mutual of America Life Insurance Company (Landlord) and Pzena Investment Management, LLC (Tenant) Lease Dated as of June 13, 2014 (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101
Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2014

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer

By:	/s/ GARY J. BACHMAN
	Name:	Gary J. Bachman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)