Form 10-Q
period 2014-09-30
Pzena Investment Management, Inc.
filed 2014-11-04
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of November 3, 2014, there were 13,204,334 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.
As of November 3, 2014, there were 51,878,097 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and Cash Equivalents	$37,233	$33,878
Restricted Cash	2,715	316
Due from Broker	374	58
Advisory Fees Receivable	24,588	23,947
Investments	14,989	7,621
Receivable from Related Parties	129	119
Other Receivables	483	550
Prepaid Expenses and Other Assets	621	577
Deferred Tax Asset, Net of Valuation Allowance of $44,808 and $53,973 in 2014 and 2013, respectively	14,694	12,312
Property and Equipment, Net of Accumulated Depreciation of $3,015 and $2,850 in 2014 and 2013, respectively	1,027	835
TOTAL ASSETS	$96,853	$80,213
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$16,688	$5,570
Due to Broker	259	5
Securities Sold Short, at Fair Value	1,462	—
Deferred Compensation Liability	1,637	2,339
Lease Liability	460	778
Liability to Selling and Converting Shareholders	15,860	12,777
Other Liabilities	274	195
TOTAL LIABILITIES	36,640	21,664
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 13,298,779 and 12,158,057 Shares Issued and Outstanding in 2014 and 2013, respectively)	132	121
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 51,732,405 and 52,820,720 Shares Issued and Outstanding in 2014 and 2013, respectively)	—	—
Additional Paid-In Capital	10,081	9,750
Retained Earnings	8,190	6,491
Total Pzena Investment Management, Inc.'s Equity	18,403	16,362
Non-Controlling Interests	41,810	42,187
TOTAL EQUITY	60,213	58,549
TOTAL LIABILITIES AND EQUITY	$96,853	$80,213

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE	$29,605	$24,046	$83,951	$67,020
EXPENSES
Compensation and Benefits Expense	10,622	9,100	30,571	27,622
General and Administrative Expense	2,351	1,995	7,176	5,747
Total Operating Expenses	12,973	11,095	37,747	33,369
Operating Income	16,632	12,951	46,204	33,651
OTHER (EXPENSE)/ INCOME
Interest Income	20	30	45	84
Dividend Income	74	52	236	168
(Losses)/ Gains and Other Investment Income	(434)	498	80	1,763
Change in Liability to Selling and Converting Shareholders	(1,824)	(3,257)	(3,947)	(4,525)
Other Expense	(185)	(71)	(218)	(159)
Total Other (Expense)/ Income	(2,349)	(2,748)	(3,804)	(2,669)
Income Before Income Taxes	14,283	10,203	42,400	30,982
Income Tax (Benefit)/ Expense	(220)	(2,084)	1,189	(1,288)
Net Income	14,503	12,287	41,211	32,270
Less: Net Income Attributable to Non-Controlling Interests	12,444	10,331	35,580	27,879
Net Income Attributable to Pzena Investment Management, Inc.	$2,059	$1,956	$5,631	$4,391

Net Income for Basic Earnings per Share	$2,059	$1,956	$5,631	$4,391
Basic Earnings per Share	$0.16	$0.16	$0.45	$0.37
Basic Weighted Average Shares Outstanding	12,965,606	12,209,978	12,443,687	11,934,142

Net Income for Diluted Earnings per Share	$9,503	$7,866	$26,193	$20,129
Diluted Earnings per Share	$0.14	$0.12	$0.39	$0.30
Diluted Weighted Average Shares Outstanding[1]	67,632,072	66,714,033	67,879,923	66,610,381

Cash Dividends per Share of Class A Common Stock	$0.03	$0.03	$0.32	$0.22
1 Under the "two-class method," restricted Class B units that are considered participating securities are required to be included in the computation of diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2013	12,158,057	52,820,720	$121	$9,750	$6,491	$42,187	$58,549
Unit Conversion	1,150,060	(1,150,060)	11	1,038	—	(858)	191
Amortization of Non-Cash Compensation	18,535	17,685	—	442	—	1,876	2,318
Directors' Shares	—	—	—	53	—	225	278
Net Income	—	—	—	—	5,631	35,580	41,211
Options Exercised	68,346	95,199	1	37	—	(38)	—
Repurchase and Retirement of Class A Common Stock	(96,219)	—	(1)	(978)	—	—	(979)
Repurchase and Retirement of Class B Units	—	(51,139)	—	(101)	—	(440)	(541)
Class A Cash Dividends Declared and Paid ($0.32 per share)	—	—	—	—	(3,932)	—	(3,932)
Contributions from Non-Controlling Interests	—	—	—	—	—	4,360	4,360
Distributions to Non-Controlling Interests	—	—	—	—	—	(41,205)	(41,205)
Effect of Deconsolidation	—	—	—	—	—	(37)	(37)
Other	—	—	—	(160)	—	160	—
Balance at September 30, 2014	13,298,779	51,732,405	$132	$10,081	$8,190	$41,810	$60,213

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
OPERATING ACTIVITIES
Net Income	$14,503	$12,287	$41,211	$32,270
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	57	47	167	124
Non-Cash Compensation	1,299	1,313	3,955	3,832
Director Share Grant	80	104	278	254
Losses/ (Gains) and Other Investment Income	434	(498)	(80)	(1,763)
Change in Liability to Selling and Converting Shareholders	1,824	3,257	3,947	4,525
Deferred Income Taxes	(926)	(2,881)	(1,126)	(2,788)
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(684)	(1,526)	(641)	(5,274)
Due from Broker	815	(147)	(316)	(210)
Restricted Cash	(25)	—	(2,399)	(1)
Prepaid Expenses and Other Assets	65	(121)	(15)	(687)
Due to Broker	(860)	(4)	254	41
Accounts Payable, Accrued Expenses, and Other Liabilities	5,666	4,506	9,323	8,898
Tax Receivable Agreement Payments	—	—	(1,945)	(2,000)
Change in Lease Liability	(105)	(107)	(318)	(319)
Purchases of Equity Securities and Securities Sold Short	(13,039)	(10,235)	(44,305)	(63,441)
Proceeds from Equity Securities and Securities Sold Short	12,995	11,843	37,968	64,545
Net Cash Provided by Operating Activities	22,099	17,838	45,958	38,006
INVESTING ACTIVITIES
Purchases of Investments in Deferred Compensation Plan	(26)	(24)	(584)	(1,483)
Proceeds from Investments in Deferred Compensation Plan	—	—	541	78
Payments (to)/ from Related Parties	(5)	5	(10)	(43)
Purchase of Property and Equipment	(214)	(169)	(358)	(174)
Net Cash Used in Investing Activities	(245)	(188)	(411)	(1,622)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(606)	(529)	(979)	(2,213)
Repurchase and Retirement of Class B Units	—	—	(541)	—
Repurchase and Retirement of Class B Unit Options	—	—	—	(71)
Loan Proceeds	—	—	205	—
Distributions to Non-Controlling Interests	(12,351)	(7,596)	(41,205)	(29,405)
Contributions from Non-Controlling Interests	2,782	128	4,360	128
Dividends	(401)	(366)	(3,932)	(2,506)
Net Cash Used in Financing Activities	(10,576)	(8,363)	(42,092)	(34,067)
NET CHANGE IN CASH	$11,278	$9,287	$3,455	$2,317
CASH AND CASH EQUIVALENTS - Beginning of Period	$26,055	$25,675	$33,878	$32,645
Effect of Deconsolidation	(100)	—	(100)	—
Net Change in Cash	11,278	9,287	3,455	2,317
CASH AND CASH EQUIVALENTS - End of Period	$37,233	$34,962	$37,233	$34,962
Supplementary Cash Flow Information:
Income Taxes Paid	$623	$668	$2,728	$2,501

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

The operating company is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of September 30, 2014, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company has consolidated the results of operations and financial condition of the following entities as of September 30, 2014:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	September 30, 2014
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Service, LLC (Member FINRA/SIPC)	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Mid Cap Focused Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	94.0%
Pzena Long/Short Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	77.7%
Pzena Investment Funds Trust, Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	0.0%
Pzena International Value Service, a series of Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	0.0%

Note 2—Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations.  Certain investment vehicles the operating company sponsors for which it is the investment advisor, are considered to be variable-interest entities (“VIEs”), while others are considered to be voting interest entities ("VOEs") subject to traditional consolidation concepts based on ownership rights. The Company consolidates VIEs where the Company is deemed to be the primary beneficiary. The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest.  The majority-owned subsidiaries in which the Company has a controlling financial interest and the VIEs for which the Company is deemed to be the primary beneficiary are collectively referred to as “consolidated subsidiaries.”  Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company.  All significant inter-company transactions and balances have been eliminated.

On March 31, 2014, the operating company launched the Pzena Emerging Markets Focused Value Fund, Pzena Mid Cap Focused Value Fund, and Pzena Long/Short Value Fund, for each of which it acts as the investment advisor. Since the equity investment at risk is sufficient to support the operations of these entities and the ownership interests have substantive voting rights, these entities are deemed to be VOEs. On March 31, 2014, the Company provided the initial cash investment for each fund in an effort to generate an investment performance track record to attract third-party investors and had an initial investment representing 100% of the ownership in each entity. As a result, the entities were consolidated with the Company as of March 31, 2014. On August 5, 2014, due to additional subscriptions into the Pzena Emerging Markets Focused Value Fund, the Company's ownership decreased to 42.9%. As the entity was no longer deemed to control the fund, the Company deconsolidated the entity, removed

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

the related assets, liabilities and non-controlling interest from its balance sheet and classified the Company's remaining investment as an equity method investment. The Pzena Mid Cap Focused Value Fund and Pzena Long/Short Value Fund will continue to be consolidated to the extent the Company has a majority ownership interest in them. At September 30, 2014, the aggregate of these funds' $4.7 million in net assets were included in the Company's consolidated statements of financial condition.

Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company.  A majority of the trustees do not hold equity investments in this trust.  Since the holders of the equity investments in this partnership lack a controlling financial interest in it, this entity is deemed to be a VIE.  The Company is considered the primary beneficiary of this VIE.  At September 30, 2014, the Pzena Large Cap Value Fund’s $1.1 million in net assets were included in the Company’s consolidated statements of financial condition.

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC.  The operating company is considered the primary beneficiary of this entity. As a result, the entity was consolidated as of February 1, 2011.  At September 30, 2014, Pzena International Value Fund’s $2.2 million in net assets were included in the Company’s consolidated statements of financial condition.

VIEs that are not consolidated continue to receive investment management services from the Company, and are vehicles through which the Company offers its Global Value and/or Non-U.S. Value Strategies.  The total net assets of these VIEs was approximately $440.8 million and $244.2 million at September 30, 2014 and December 31, 2013, respectively.  Neither the Company nor the operating company were exposed to losses as a result of its involvement with these entities because they had no direct investment in them.

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

Management’s Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period.  Actual results could differ from those estimates.

Fair Values of Financial Instruments:

The carrying amounts of all financial instruments in the consolidated statements of financial condition are presented at their fair value.

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on the applicable contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the AUM.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned.   In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually.  Following the preferred method identified in the Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  For the three and nine months ended September 30, 2014, the Company recognized approximately $2.1 million and $2.6 million in performance fee income, respectively. For the three and nine months ended September 30, 2013, the Company recognized approximately $0.7 million and $0.8 million in performance fee income, respectively.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Cash and Cash Equivalents:

At September 30, 2014 and December 31, 2013, Cash and Cash Equivalents was $37.2 million and $33.9 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposits and other accounts whose balances often exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

The Company maintained compensating balances of Restricted Cash of $2.7 million and $0.3 million at September 30, 2014 and December 31, 2013, respectively. The Company holds letters of credit issued by a third party in lieu of cash security deposits, as required by the Company’s leases for its current office space and its future New York corporate headquarters.

The Pzena Long/Short Value Fund is required to maintain cash collateral for margin accounts established to support securities sold short, not yet purchased. To satisfy this requirement, as of September 30, 2014, $1.4 million was set aside and recorded in Restricted Cash in the consolidated statements of financial condition.

Due to/from Broker:

Due to/from Broker consists primarily of amounts payable/receivable for unsettled securities transactions held/initiated at the clearing brokers of the Company’s consolidated subsidiaries.

Investments:

Investment Securities, trading
Marketable securities classified as trading securities consist of investments held by the Company and its consolidated subsidiaries, as well as investments in third-party mutual funds.  The Company’s investments in third-party mutual funds are held to satisfy the Company’s obligations under its deferred compensation program.  Dividends associated with the investments of the Company’s consolidated subsidiaries are recorded as dividend income on an ex-dividend basis in the consolidated statement of operations.

Securities Sold Short represents securities sold short, not yet purchased by the Pzena Long/Short Value Fund, which is consolidated with the Company's financial statements. Dividend expense associated with these investment is reflected in Other Expense on an ex-dividend basis in the consolidated statement of operations.

All such investments are recorded at fair value, with net realized and unrealized gains and losses reported in earnings. Net realized and unrealized gains and losses are a component of (Losses)/ Gains and Other Investment Income in the consolidated statements of operations.

Investments in equity method investees
Investments in non-controlled affiliates in which the Company's ownership ranges from 20 to 50 percent, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's underlying net income or loss is recorded as equity in the earnings of affiliates and reflected as a component of (Losses)/ Gains and Other Investment Income in the consolidated statements of operations. The carrying value of equity method investments is measured based on the funds' net asset values.

Fair Value Measurements:

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured (Level 2); and (iii) valuation inputs are unobservable and significant to the fair value measurement (Level 3).

The Company’s investments relate to its consolidated investments in equity securities and securities sold short, both of which are exchange-traded securities with quoted prices in active markets, its investments in third-party mutual funds, which have a readily available net asset value per share, and its investments in equity method investees.  The fair value measurements of the equity securities, securities sold short, and investments in mutual funds have been classified as Level 1. The investments in equity method investees are held at their carrying value.

The following table presents these instruments’ fair value at September 30, 2014:

	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$8,093	$—	$—	$—	$8,093
Investments in Mutual Funds	4,853	—	—	—	4,853
Investments in equity method investees	—	—	—	2,043	2,043
Total Investments	$12,946	$—	$—	$2,043	$14,989

	Level 1	Level 2	Level 3	Other Liabilities Not Held at Fair Value	Total
	(in thousands)
Liabilities:
Securities Sold Short	$1,462	$—	$—	$—	$1,462

The following table presents these instruments’ fair value at December 31, 2013:

	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$2,364	$—	$—	$—	$2,364
Investments in Mutual Funds	5,257	—	—	—	5,257
Investments in equity method investees	—	—	—	—	—
Total Investments	$7,621	$—	$—	$—	$7,621

For the three months ended September 30, 2014 and 2013, there were no transfers between levels. In addition, the Company did not hold any Level 2 or 3 securities during these periods.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The net realized gain or loss on sales of securities, securities sold short, and investments in third-party mutual funds is determined on a specific identification basis and is included in (Losses)/ Gains and Other Investment Income in the consolidated statements of operations.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from brokers, and advisory fees receivable.  The Company maintains its cash and cash equivalents in bank deposits and other accounts whose balances often exceed federally insured limits.

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.  At September 30, 2014 and December 31, 2013, no allowance for doubtful accounts was deemed necessary.

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

Judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate. It is also the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax Expense/(Benefit) on the consolidated statement of operations. For the three and nine months ended September 30, 2014 and 2013, no such expenses were recognized. As of September 30, 2014 and December 31, 2013, no such accruals were recorded.
The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At September 30, 2014, the Company had a $44.8 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock.  At December 31, 2013, the Company had a $54.0 million valuation allowance against these deferred tax assets.  The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

Excess tax benefits related to stock- and unit-transactions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. The Company will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-In Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. For the three and nine months ended September 30, 2014, the Company had less than $0.1 million in tax benefits associated with stock- and unit-based awards that it was not able to recognize. There were no unrecognized tax benefits for the three and nine months ended September 30, 2013.

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

The functional currency of the Company is the United States Dollar.  The functional currency of the Company’s representative office in Australia is the Australian Dollar.  Assets and liabilities of this office are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  For the three and nine months ended September 30, 2014 and 2013, the Company did not record any accumulated other comprehensive income.

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cash Compensation and Other Benefits	$9,323	$7,787	$26,616	$23,864
Non-Cash Compensation	1,299	1,313	3,955	3,758
Total Compensation and Benefits Expense	$10,622	$9,100	$30,571	$27,622

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  No awards were granted during the three months ended September 30, 2014 and 2013. Details of Class B units, phantom Class B units and restricted shares of Class A common stock awarded during the nine months ended September 30, 2014 and 2013 are as follows:

	For the Nine Months Ended September 30,
	2014		2013
	Amount	Fair Value[1]	Amount	Fair Value[1]
Class B Units	32,479	$11.76	18,517	$5.40
Deferred Compensation Phantom Class B Units	22,959	$11.76	68,518	$5.40
Restricted Shares of Class A Common Stock	—	$—	100,000	$4.41
1 Represents the grant date estimated fair value per share or unit.

Pursuant to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”), the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock and options to acquire shares of Class A common stock. During the three and nine months ended September 30, 2014, 270,000 options to purchase Class B units were forfeited in connection with employee departures. During the nine months ended September 30, 2014, 701,299 phantom Class B units were also forfeited in connection with employee departures.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose cash compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  These deferred amounts may be invested, at the employee’s discretion, in certain third-party mutual funds, phantom Class B units, or money market funds.  Amounts deferred in any calendar year reduce that year’s cash compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  As of September 30, 2014 and December 31, 2013, the liability associated with deferred compensation investment accounts was $1.6 million and $2.3 million, respectively. During the nine months ended September 30, 2014, 5,953 phantom Class B units issued under the plan and approximately $1.0 million in deferred compensation investments were forfeited in connection with employee departures.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of the compensation otherwise payable to the director in cash, deferred in the form of phantom shares of Class A common stock of the Company.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of September 30, 2014 and December 31, 2013, there were 189,753 and 158,882 phantom shares of Class A common stock outstanding, respectively. For the three and nine months ended September 30, 2014 no distributions were made under the Director Plan. For the three and nine months ended September 30, 2013, in association with the resignation of a director, 6,944 phantom shares of Class A common stock were forfeited and the Company distributed 45,818 phantom shares of Class A common stock in the form of shares of Class A common stock.

The Company issues to certain of its employees delayed-vesting cash awards.  For the three and nine months ended September 30, 2014 and 2013 no such awards were granted.  Previously awarded delayed-vesting cash awards have varying vesting schedules with $1.1 million to be paid at the end of 2014 and the remaining $0.4 million to be paid at the end of 2015.

As of September 30, 2014 and December 31, 2013, the Company had approximately $22.7 million and $29.7 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan, Class B units, option grants, and phantom Class B units issued under the 2006 Equity Incentive Plan, and restricted Class A common stock issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For the three and nine months ended September 30, 2014, the expense recognized in connection with this plan was $0.1 million and $0.6 million, respectively.  For the three and nine months ended September 30, 2013, the expense recognized in connection with this plan was $0.1 million and $0.5 million, respectively.

Note 5—Earnings per Share

Basic earnings per share is computed by dividing the Company’s net income attributable to its common stockholders by the weighted average number of shares outstanding during the reporting period.  For the three and nine months ended September 30, 2014 and 2013,  the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share	$2,059	$1,956	$5,631	$4,391
Basic Weighted-Average Shares Outstanding	12,965,606	12,209,978	12,443,687	11,934,142
Basic Earnings per Share	$0.16	$0.16	$0.45	$0.37

Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding operating company membership units, phantom Class B units, phantom Class A common stock, outstanding Class B unit options, options to purchase Class A common stock, and restricted Class A common stock, to the extent they would have a dilutive effect on net income per share for the reporting period.  Net income for diluted earnings per share generally assumes that all outstanding operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to Company net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate, exclusive of adjustments associated with both the valuation allowance and the liability to selling and converting shareholders and other one-time charges.

For the three and nine months ended September 30, 2014 and 2013, the Company’s diluted net income was determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$12,593	$10,120	$35,599	$26,949
Less: Assumed Corporate Income Taxes	5,149	4,210	15,037	11,211
Assumed After-Tax Income of Pzena Investment Management, LLC	7,444	5,910	20,562	15,738
Net Income of Pzena Investment Management, Inc.	2,059	1,956	5,631	4,391
Diluted Net Income	$9,503	$7,866	$26,193	$20,129

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

income for diluted earnings per share is reduced by the amount allocated to participating restricted Class B units for purposes of calculating earnings per share.  Dividend equivalent distributions paid per share on the operating company’s unvested restricted Class B units are equal to the dividends paid per Company Class A common stock.
For the three and nine months ended September 30, 2014 and 2013, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$9,482	$7,847	$26,135	$20,081
Participating Class B Units	21	19	58	48
Total Diluted Net Income Attributable to Shareholders	$9,503	$7,866	$26,193	$20,129

Basic Weighted-Average Shares Outstanding	12,965,606	12,209,978	12,443,687	11,934,142
Dilutive Effect of B Units	52,119,925	52,190,656	52,601,877	52,575,046
Dilutive Effect of Options [1]	854,899	703,313	955,260	654,788
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	1,501,722	1,413,976	1,691,457	1,260,163
Dilutive Effect of Restricted Shares of Class A Common Stock [2]	44,228	39,034	41,800	29,000
Dilutive Weighted-Average Shares Outstanding	67,486,380	66,556,957	67,734,081	66,453,139
Add: Participating Class B Units[3]	145,692	157,076	145,842	157,242
Total Dilutive Weighted-Average Shares Outstanding	67,632,072	66,714,033	67,879,923	66,610,381
Diluted Earnings per Share	$0.14	$0.12	$0.39	$0.30

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

Approximately 0.6 million and 0.7 million options to purchase Class B units were excluded from the calculation of diluted net income per share for the three and nine months ended September 30, 2014, respectively, as their inclusion would have had an antidilutive effect based on current market prices. Approximately 1.2 million options to purchase Class B units and 1.0 million options to purchase Company Class A common stock were excluded from the calculation of diluted net income for each of the three and nine months ended September 30, 2013, as their inclusion would have had an antidilutive effect for the respective periods based on market prices.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit.  As of September 30, 2014, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 20.4% and 79.6%, respectively, of the economic interests in the operations of the business. As of December 31, 2013, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 18.7% and 81.3%, respectively, of the economic interests in the operations of the business.

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

On July 31, 2014, certain of the operating company's members exchanged an aggregate of 1,150,060 of their Class B units for an equivalent number of shares of Company Class A common stock. On March 20, 2013, certain of the operating company’s members exchanged an aggregate of 1,328,334 of their Class B units for an equivalent number of shares of Company Class A common stock.  No Class B units were exchanged during the three months ended September 30, 2013. These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

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

During the nine months ended September 30, 2014, 159,602 Class B unit options and 250,000 Class A common stock options were exercised. These exercises resulted in the issuance of 95,199 Class B units and 68,346 shares of Class A common stock, respectively, as a result of the redemption of 64,403 Class B units and 181,654 shares of Class A common stock for the cashless exercise of the options.

During the three months ended September 30, 2014, the Company purchased and retired 61,647 shares of Class A common stock under the current repurchase authorization at a weighted average price per share of $9.81. During the nine months ended September 30, 2014, the Company purchased and retired 51,139 Class B units and 96,219 shares of Class A common stock, respectively, under the repurchase authorization at a weighted average price per share of $10.58 and $10.16, respectively.   During the three and nine months ended September 30, 2013, the Company purchased and retired 79,208 and 354,305 shares of Class A common stock, respectively, under the current repurchase authorization at a weighted average price per unit of $6.68 and $6.24, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$12,593	$10,120	$35,599	$26,949
Non-Controlling Interests of Consolidated Subsidiaries	(149)	211	(19)	930
Net Income Attributable to Non-Controlling Interests	$12,444	$10,331	$35,580	$27,879

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals from the Company’s consolidated subsidiaries. Contributions from non-controlling interests represent contributions to the Company's consolidated subsidiaries.

Note 8—Investments

The following is a summary of Investments:

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
Investment securities, trading
Equity Securities	$8,093	$2,364
Investments in Mutual Funds	4,853	5,257
Total investment securities, trading	12,946	7,621
Investments in equity method investees	2,043	—
Total	$14,989	$7,621

Investment securities, trading

Investments, at Fair Value consisted of the following at September 30, 2014:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$7,752	$341	$8,093
Investments in Mutual Funds	3,787	1,066	4,853
Total	$11,539	$1,407	$12,946

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Investments, at Fair Value consisted of the following at December 31, 2013:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$1,732	$632	$2,364
Investments in Mutual Funds	4,043	1,214	5,257
Total	$5,775	$1,846	$7,621

Securities Sold Short, at Fair Value consisted of the following at September 30, 2014:

	Proceeds	Unrealized (Gain)/ Loss	Fair Value
	(in thousands)
Securities Sold Short	1,495	(33)	1,462
Total	$1,495	$(33)	$1,462

The Company held no Securities Sold Short, at Fair Value at December 31, 2013.

Investments in equity method investees

On March 31, 2014, the operating company launched the Pzena Emerging Markets Focused Value Fund, for which it acts as the investment advisor. On March 31, 2014, the Company provided the initial cash investment in an effort to generate an investment performance track record to attract third-party investors. As of March 31, 2014, the Company had an initial investment representing 100% of the ownership in each entity. As a result, the entities were consolidated with the Company as of March 31, 2014. On August 5, 2014, due to additional subscriptions into the Pzena Emerging Markets Focused Value Fund, the Company's ownership decreased to 42.9%. As the entity was no longer deemed to control the fund, the Company deconsolidated the entity, removed the related assets, liabilities and non-controlling interest from its balance sheet and classified the Company's remaining investment as an equity method investment. At September 30, 2014, the Company had a 27.2% equity ownership interest in this entity with a carrying value of $2.0 million.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 9—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
Leasehold Improvements	$1,434	$1,219
Computer Hardware	1,220	1,141
Furniture and Fixtures	786	786
Computer Software	346	256
Office Equipment	256	283
Total	4,042	3,685
Less: Accumulated Depreciation and Amortization	(3,015)	(2,850)
Total	$1,027	$835

During the three months ended September 30, 2014, the Company capitalized approximately $0.2 million for leasehold improvements related to its new office space that it intends to depreciate when completed and ready for use.

Depreciation is included in general and administrative expense and totaled approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2014 and 2013, respectively.

Note 10—Related Party Transactions

For the three months ended September 30, 2014 and 2013, the Company earned $0.8 million and $0.4 million, respectively, in investment advisory fees from unconsolidated VIEs that receive investment management services from the Company.  For the nine months ended September 30, 2014 and 2013, the Company earned $1.9 million and $1.0 million, respectively, in such fees.

At both September 30, 2014 and December 31, 2013, the Company had approximately $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in Receivable from Related Parties on the consolidated statements of financial condition.  The operating company is the sponsor and investment manager of this entity.

At December 31, 2013, Receivable from Related Parties included approximately $0.1 million of loans to employees. No loans to employees were recorded at September 30, 2014.

The operating company, as investment manager of the three mutual funds, Pzena Emerging Markets Focused Value Fund, Pzena Long/Short Value Fund, and Pzena Mid Cap Focused Value Fund, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. For each of the three and nine months ended September 30, 2014, the Company recognized $0.2 million and $0.4 million, respectively, of such expenses. No such expenses were recognized during 2013 as the funds did not exist during these periods.

The operating company manages the personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its Executive Vice President.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages the personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds.   In addition, the operating

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.2 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the Company waived $0.5 million and $0.4 million, respectively, of such fees. The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was approximately $0.1 million for each of the three and nine months ended September 30, 2014 and 2013.

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

The Company leases office space under a non-cancelable operating lease agreement that expires on October 31, 2015.  The Company reflects minimum lease expense for its headquarters on a straight-line basis over the lease term.  During the year ended December 31, 2011, the Company entered into a non-cancelable sublease agreement for certain excess office space associated with its operating lease agreement.  The sublease agreement also expires on October 31, 2015.

During June 2014, the Company entered into an operating lease agreement for its new corporate headquarters. The term of the lease commenced in October 2014. The Company plans to move to its new corporate offices during the first half of 2015.

Lease expenses were $0.3 million for each of the three months ended September 30, 2014 and 2013, respectively, and are included in general and administrative expense. Such expenses totaled $1.1 million for each of the the nine months ended September 30, 2014 and 2013, respectively.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The components of the income tax expense are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Current Provision:
Unincorporated Business Taxes [1]	$703	$798	$2,312	$1,500
Local Corporate Tax	—	—	—	—
State Corporate Tax	—	—	—	—
Federal Corporate Tax	—	—	—	—
Total Current Provision	$703	$798	$2,312	$1,500
Deferred Provision:
Unincorporated Business Taxes [1]	$(2)	$(35)	$6	$(13)
Local Corporate Tax	100	98	348	255
State Corporate Tax	213	176	713	452
Federal Corporate Tax	912	711	2,520	1,845
Total Deferred Provision	$1,223	$950	$3,587	$2,539
Change in Valuation Allowance	(2,439)	(3,832)	(5,605)	(5,613)
Net Adjustment Related to Change in Effective Tax Rate	293	—	895	286
Total Income Tax Expense	$(220)	$(2,084)	$1,189	$(1,288)

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

As of September 30, 2014 and December 31, 2013, the Company had available for U.S. federal income tax reporting purposes, a net operating loss carryforward of $8.5 million and $10.4 million, respectively, which expires in varying amounts during the tax years 2027 through 2033.
As of September 30, 2014 and December 31, 2013, included in net operating losses were approximately $1.2 million and $1.0 million, respectively, of deductions for excess stock- and unit- based transactions. The $0.5 million, respectively, of tax benefit associated with these deductions will be credited to Additional Paid In Capital when such deductions reduce taxes payable. Although these net operating losses are included in the total carryforward amount, they are not reflected in the table of deferred tax assets as the excess tax benefits are not yet realized.
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

As discussed in Note 6, Shareholders’ Equity, no Class B units were exchanged during the three months ended September 30, 2013. On July 31, 2014 and March 20, 2013 certain of the operating company’s members exchanged an aggregate of 1,150,060 and 1,328,334, respectively, of their Class B units for an equivalent number of shares of Company Class A common stock.  The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, these elections gave rise to $6.0 million and $5.9 million deferred tax assets and corresponding $5.1 million and $5.0 million liabilities to selling and converting shareholders on July 31, 2014 and March 20, 2013, respectively.   The Company assessed the realizability of these deferred tax asset associated with the exchanges and determined that a portion of the benefits would go unutilized.  Consequently, the Company established $4.7 million and $5.1 million valuation allowance, respectively, to reduce the deferred tax assets to amounts more likely than not to be realized.  These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years.  The Company similarly reduced the associated liability to selling and converting shareholders by $4.0 million and $4.4 million, respectively, to reflect the changes in the estimated realization of these assets.  As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

During the three and nine months ended September 30, 2014, after giving effect to the exchange discussed earlier, the Company’s valuation allowance was reduced by approximately $2.4 million and $5.6 million, respectively, due to revised estimates of future taxable income.   Results for the three and nine months ended September 30, 2014 also reflects changes in the Company's expected future tax benefits due to a decreases in its effective tax rate. These change are reflected as a net adjustment to the Company's Section 754 deferred tax asset, valuation allowance, and other deferred tax assets. To reflect these changes in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $1.8 million and $3.9 million for the three and nine months ended September 30, 2014, respectively. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.

During the three and nine months ended September 30, 2013, the Company’s valuation allowance was reduced by approximately $3.8 million and $5.6 million, respectively, due to revised estimates of future taxable income. Results for the three and nine months ended September 30, 2013 also reflects a decrease in the Company's effective tax rate due to a decrease in state and local rates associated with a change in methodology for state and local receipts during 2013. This decrease is reflected as an adjustment to the Company's Section 754 deferred tax asset, valuation allowance, and other deferred tax assets. To reflect these changes in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $3.3 million and $4.5 million for the three and nine months ended September 30, 2013, respectively. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.

As of September 30, 2014 and December 31, 2013, the net values of all deferred tax assets were approximately $14.7 million and $12.3 million, respectively.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax assets, net of valuation allowance, for each of the three month periods ended September 30, 2014 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2013	$61,628	$4,657	$(53,973)	$12,312
Deferred Tax (Expense)/Benefit	(1,104)	(36)	—	(1,140)
Change in Valuation Allowance	—	—	767	767
Net Adjustment to Deferred Tax Asset	(6,608)	(351)	6,357	(602)
Balance at March 31, 2014	$53,916	$4,270	$(46,849)	$11,337
Deferred Tax (Expense)/Benefit	(965)	(266)	—	(1,231)
Change in Valuation Allowance	—	—	2,399	2,399
Balance at June 30, 2014	$52,951	$4,004	$(44,450)	$12,505
Deferred Tax (Expense)/Benefit	(961)	(268)	—	(1,229)
Unit Exchange	6,013	—	(4,741)	1,272
Change in Valuation Allowance	—	—	2,439	2,439
Net Adjustment to Deferred Tax Asset	(2,183)	(54)	1,944	(293)
Balance at September 30, 2014	$55,820	$3,682	$(44,808)	$14,694

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for each of the three month periods ended September 30, 2014, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2013	$(39)
Deferred Tax Expense	5
Balance at March 31, 2014	$(34)
Deferred Tax Expense	2
Balance at June 30, 2014	$(32)
Deferred Tax Expense	6
Balance at September 30, 2014	$(26)

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax assets, net of valuation allowance, for each of the three month periods ended September 30, 2013 is summarized as follows:

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

The change in the Company’s deferred tax liabilities for each of the three month periods ended September 30, 2013 is summarized as follows:

Total
(in thousands)

Balance at December 31, 2012	$(59)
Deferred Tax Expense	14
Balance at March 31, 2013	$(45)
Deferred Tax Expense	5
Balance at June 30, 2013	$(40)
Deferred Tax Expense	1
Balance at September 30, 2013	$(39)

Note 13—Subsequent Events

On October 21, 2014, the Company declared a quarterly dividend of $0.03 per share of its Class A common stock that will be paid on November 27, 2014 to holders of record on November 13, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At September 30, 2014, our assets under management, or AUM, was $26.4 billion.  We manage separate accounts on behalf of institutions and high net worth individuals, and act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds and advisor for three Pzena SEC-registered mutual funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of September 30, 2014, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 20.4% and 79.6%, respectively, of the economic interests in the operations of our business.

As of September 30, 2014, holders of Class B units of our operating company included four of our named executive officers and their estate planning vehicles, who collectively held approximately 56.5% of the economic interest in our operating company. As of September 30, 2014, 32 other employee members held approximately 2.9%, and certain other members of our operating company, including one of our directors and his related entities, and ten former employees, collectively held 20.2% of the economic interests in our operating company through ownership of Class B units.

Non-GAAP Net Income

Our results for the three and nine months ended September 30, 2014 and 2013 included recurring adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent unit conversions as well as our tax receivable agreement and the associated liability to our selling and converting shareholders.  We believe that these accounting adjustments add a measure of non-operational complexity, which partially obscures the underlying performance of our business.  In evaluating our financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $1.7 million and $0.13, respectively, for the three months ended September 30, 2014. During the three months ended September 30, 2014, the calculation of non-GAAP diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted net income and diluted earnings per share are assumed to be equal to basic net income and basic earnings per shares. Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $7.3 million and $0.11, respectively, for the three months ended September 30, 2013.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $25.5 million and $0.37, respectively, for the nine months ended September 30, 2014 and $19.3 million and $0.29, respectively, for the nine months ended September 30, 2013.  GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our effective tax rate, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and other adjustments.  Our effective tax rate, exclusive of these adjustments, was 40.9% and 42.2% for the three and nine months ended September 30, 2014, respectively, and 41.6% for the three and nine months ended September 30, 2013.  See “Operating Results - Income Tax Expense” below.

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

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
GAAP Net Income	$2,059	$1,956	$5,631	$4,391
Net Effect of Tax Receivable Agreement	(322)	(575)	(741)	(802)
Non-GAAP Net Income	$1,737	$1,381	$4,890	$3,589

GAAP Net Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	$12,593	$10,120	$35,599	$26,949
Less: Assumed Corporate Income Taxes	5,149	4,210	15,037	11,211
Assumed After-Tax Income of Pzena Investment Management, LLC	7,444	5,910	20,562	15,738
Non-GAAP Net Income of Pzena Investment Management, Inc.	1,737	1,381	4,890	3,589
Non-GAAP Diluted Net Income	$9,181	$7,291	$25,452	$19,327

Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share[1]	$1,737	$7,291	$25,452	$19,327
Non-GAAP Diluted Earnings Per Share[1]	$0.13	$0.11	$0.37	$0.29
Non-GAAP Diluted Weighted-Average Shares Outstanding[1]	12,965,606	66,714,033	67,879,923	66,610,381

1 During the three months ended September 30, 2014, the calculation of non-GAAP diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted net income and diluted earnings per share are assumed to be equal to basic earnings per share.

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

In June 2014, we entered into an 11 year lease agreement for our new corporate headquarters in New York City. We plan to occupy the new space during the second quarter of 2015 and expect to incur additional rent expense of approximately $0.2 million on a quarterly basis. We also expect to have higher depreciation expense associated with furniture and leasehold improvements. We expect approximately $0.2 million in additional quarterly depreciation expense when we occupy the new space.

Other (Expense)/ Income

Other (Expense)/ Income is derived primarily from investment income or loss arising from our consolidated entities, income or loss generated by our investments in third-party mutual funds or other investments, and interest income generated on our cash balances.  Other (Expense)/ Income is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement, which was executed in connection with our reorganization and initial public offering on October 30, 2007.  As discussed further below under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our acquisitions of our operating company’s units from our selling and converting shareholders.  We expect the interest and investment components of (Expense)/ Income, in the aggregate, to fluctuate based on market conditions and the performance of our consolidated entities and other investments.

 Non-Controlling Interests

Our operating company consolidates the results of operations of the private investment partnerships over which we exercise a controlling influence.  We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as non-controlling interests in our consolidated financial statements.  As a result, our income is primarily generated by our economic interest in our operating company’s net income.  As of September 30, 2014, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 20.4% and 79.6%, respectively, of the economic interests in the operations of the business.

Operating Results

Assets Under Management and Flows

As of September 30, 2014, our approximately $26.4 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The assets under management and performance of our largest investment strategies as of September 30, 2014 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies, as of September 30, 2014 and 2013:

	AUM at September 30,
Investment Strategy	2014	2013
	(in billions)
Large Cap Focused Value	$5.9	$5.4
Large Cap Expanded Value	5.4	4.6
Focused Value	1.8	1.8
Small Cap Focused Value	1.2	1.2
Mid Cap Expanded Value	1.1	—
Mid Cap Focused Value	0.5	0.4
Other U.S. Strategies	0.5	0.4
Total U.S. Strategies	16.4	13.8

Global Focused Value	4.2	4.7
International (ex-US) Expanded Value	2.3	1.7
Global Expanded Value	1.2	0.8
Emerging Markets Focused Value	1.1	0.6
European Focused Value	0.8	0.6
Other Non-U.S. Strategies	0.4	0.1
Total Global & Non-U.S. Strategies	10.0	8.5
Total	$26.4	$22.3

	AUM at September 30,
Investment Strategy Category	2014	2013
	(in billions)
U.S. Value Strategies	$16.4	$13.8
Global Value Strategies	5.4	5.6
Non-U.S. Value Strategies	4.6	2.9
Total	$26.4	$22.3

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to September 30, 2014, and in the five-year, three-year, and one-year periods ended September 30, 2014, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy:

	Period Ended September 30, 2014[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.1%	14.3%	25.1%	18.7%
Annualized Net Returns	6.7%	13.8%	24.6%	18.3%
Russell 1000® Value Index	6.5%	15.3%	23.9%	18.9%
Large Cap Expanded Value (July 2012)
Annualized Gross Returns	24.6%	N/A	N/A	19.7%
Annualized Net Returns	24.4%	N/A	N/A	19.5%
Russell 1000® Value Index	21.5%	N/A	N/A	18.9%
Global Focused Value (January 2004)
Annualized Gross Returns	5.9%	10.8%	23.1%	13.6%
Annualized Net Returns	5.2%	10.1%	22.4%	12.9%
MSCI® World Index—Net/U.S.$[2]	6.9%	10.9%	17.9%	12.2%
International (ex-U.S) Expanded Value (November 2008)
Annualized Gross Returns	15.1%	8.9%	19.1%	8.0%
Annualized Net Returns	14.8%	8.6%	18.7%	7.6%
MSCI® EAFE Index—Net/U.S.$[2]	10.2%	6.6%	13.6%	4.3%
Focused Value (January 1996)
Annualized Gross Returns	11.3%	15.6%	26.6%	18.9%
Annualized Net Returns	10.5%	14.9%	25.8%	18.3%
Russell 1000® Value Index	9.1%	15.3%	23.9%	18.9%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	14.2%	16.4%	26.4%	9.7%
Annualized Net Returns	12.9%	15.2%	25.2%	8.5%
Russell 2000® Value Index	9.8%	13.0%	20.6%	4.1%
Global Expanded Value (January 2010)
Annualized Gross Returns	11.3%	N/A	21.6%	13.8%
Annualized Net Returns	11.0%	N/A	21.2%	13.5%
MSCI® World Index—Net/U.S.$[2]	10.5%	N/A	17.9%	12.2%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	3.1%	6.1%	12.8%	5.5%
Annualized Net Returns	2.2%	5.4%	12.1%	4.7%
MSCI® Emerging Markets Index—Net/U.S.$[2]	(0.7)%	4.4%	7.2%	4.3%
European Focused Value (August 2008)
Annualized Gross Returns	6.8%	9.2%	21.2%	4.1%
Annualized Net Returns	6.4%	8.9%	20.7%	3.8%
MSCI® Europe Index—Net/U.S.$[2]	2.4%	6.9%	15.5%	5.8%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	13.4%	18.5%	28.7%	12.4%
Annualized Net Returns	12.7%	17.6%	27.8%	11.7%
Russell Mid Cap® Value Index	10.9%	17.2%	24.7%	17.5%
1 The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.
2 Net of applicable withholding taxes and presented in U.S. $.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At September 30, 2014, the Large Cap Focused Value strategy generated a one-year annualized gross return of 18.7%, relatively in line with its benchmark. Outperformance driven by stock selection and exposure in the technology and energy sectors was offset by underperformance driven by stock selection and exposure in the consumer discretionary, financial services and health care sectors.
Large Cap Expanded Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At September 30, 2014, the Large Cap Expanded Value strategy generated a one-year annualized gross return of 19.7%, outperforming its benchmark. The outperformance was driven by stock selection and exposure in the technology and energy sectors, partially offset by exposure to the consumer discretionary sector.
Global Focused Value.  This strategy reflects a portfolio composed of approximately 40-60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At September 30, 2014, the Global Focused Value strategy generated a one-year annualized gross return of 13.6%, outperforming its benchmark. This outperformance was primarily driven by our stock selection and overweight position in the technology sector.
International (ex-U.S.) Expanded Value.  This strategy reflects a portfolio composed of approximately 60-80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At September 30, 2014, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of 8.0%, outperforming its benchmark. The top contributors to relative performance included a broad number of holdings across a diverse range of industries, specifically certain stocks in the financial services, consumer staples, telecommunications, and technology sectors.
Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At September 30, 2014, the Focused Value strategy generated a one-year annualized gross return of 18.9%, even with its benchmark. The performance reflects stock selection in the energy sector and the overweight position in the technology sector, offset by exposure to the consumer discretionary and producer durables sectors.
Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At September 30, 2014, the Small Cap Focused Value strategy generated a one-year annualized gross return of 9.7%, outperforming its benchmark. A broad number of holdings across a diverse range of industries contributed to this outperformance, specifically certain stocks in the financial services, technology, and producer durables sectors, partially offset by certain stocks in the consumer discretionary sector.
Global Expanded Value.  This strategy reflects a portfolio composed of approximately 60-95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At September 30, 2014, the Global Expanded Value strategy generated a one-year annualized gross return of 13.8%, outperforming its benchmark. This outperformance was primarily driven by our stock selection and overweight position in the financial services sector, partially offset by our stock selection and underweight position in the health care sector.
Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At September 30, 2014, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of 5.5%, outperforming its benchmark. The main contributors to this outperformance include holdings across a diverse range of industries, specifically certain positions in the financial services sector and our stock selection and overweight positions in the technology sector, partially offset by certain stocks and our overweight positions in the industrials sector.
European Focused Value. This strategy reflects a portfolio composed of approximately 40-60 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At September 30, 2014, the European Focused Value strategy generated a one-year annualized gross return of 4.1%, underperforming its benchmark. This underperformance was driven primarily by lack of exposure to the health care sector.
Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201th to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At September 30, 2014, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 12.4%, underperforming its benchmark. Producer durables holdings were the largest contributors to this underperformance. The underperformance was also driven by positioning in the health care and consumer discretionary sectors, partially offset by our stock selection in the financial services and energy sectors.
Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional and retail accounts for the three and nine months ended September 30, 2014 and 2013 is described below.  Inflows are composed solely of the investment of new or additional assets by new or existing clients.  Outflows consist solely of redemptions of assets by existing clients. For the periods ended September 30, 2013, approximately $0.5 billion of assets under management that we had previously reported in institutional accounts was reclassified to retail accounts. Historical information has been reclassified for all periods effected.

Assets Under Management
($ billions)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Institutional Accounts
Assets
Beginning of Period	$15.1	$12.5	$15.4	$11.2
Inflows	0.4	0.8	1.3	1.2
Outflows	(0.8)	(0.5)	(2.7)	(1.4)
Net Flows	(0.4)	0.3	(1.4)	(0.2)
Market Appreciation/(Depreciation)	(0.4)	1.0	0.3	2.8
End of Period	$14.3	$13.8	$14.3	$13.8

Retail Accounts
Assets
Beginning of Period	$11.9	$7.8	$9.6	$5.9
Inflows	0.8	0.7	3.0	1.9
Outflows	(0.5)	(0.3)	(1.0)	(0.9)
Net Flows	0.3	0.4	2.0	1.0
Market Appreciation/(Depreciation)	(0.1)	0.3	0.5	1.6
End of Period	$12.1	$8.5	$12.1	$8.5

Total
Assets
Beginning of Period	$27.0	$20.3	$25.0	$17.1
Inflows	1.2	1.5	4.3	3.1
Outflows	(1.3)	(0.8)	(3.7)	(2.3)
Net Flows	(0.1)	0.7	0.6	0.8
Market Appreciation/(Depreciation)	(0.5)	1.3	0.8	4.4
End of Period	$26.4	$22.3	$26.4	$22.3

Three Months Ended September 30, 2014 versus September 30, 2013

At September 30, 2014, we managed $14.3 billion in institutional accounts and $12.1 billion in retail accounts, for a total of $26.4 billion in assets.  For the three months ended September 30, 2014, we experienced market depreciation of $0.5 billion and total gross outflows of $1.3 billion, partially offset by total gross inflows of $1.2 billion.  Assets in institutional accounts decreased by $0.8 billion, or 5.3%, from $15.1 billion at June 30, 2014 due to $0.8 billion in gross outflows and $0.4 billion in market depreciation, partially offset by $0.4 billion in gross inflows. Assets in retail accounts increased by $0.2 billion, or 1.7%, from $11.9 billion at June 30, 2014, 2014 due to $0.8 billion in gross inflows, partially offset by $0.5 billion in gross outflows and $0.1 billion in market depreciation.

At September 30, 2013, we managed $13.8 billion in institutional accounts and $8.5 billion in retail accounts, for a total of $22.3 billion in assets. For the three months ended September 30, 2013, we experienced market appreciation of $1.3 billion and total gross inflows of $1.5 billion, partially offset by gross outflows of $0.8 billion. For the three months ended September 30, 2013, assets in institutional accounts increased by $1.3 billion, or 10.4%, due to $1.0 billion in market appreciation and $0.8 billion in gross inflows, partially offset by $0.5 billion in gross outflows. For the three months ended September 30, 2013, assets in retail accounts increased by $0.7 billion, or 9.0%, as a result of and $0.7 billion in gross inflows and $0.3 billion in market appreciation, partially offset by $0.3 billion in gross outflows.

Nine Months Ended September 30, 2014 versus September 30, 2013

For the nine months ended September 30, 2014, we experienced total gross inflows of $4.3 billion and market appreciation of $0.8 billion, which were partially offset by total gross outflows of $3.7 billion.  Assets in institutional accounts decreased by $1.1 billion, or 7.1%, from $15.4 billion at December 31, 2013 due to $2.7 billion in gross outflows, partially offset by $1.3 billion in gross inflows and $0.3 billion in market appreciation. Assets in retail accounts increased by $2.5 billion, or 26.0%, from $9.6 billion at December 31, 2013 due to $3.0 billion in gross inflows and $0.5 billion in market appreciation, partially offset by $1.0 billion in gross outflows.

For the nine months ended September 30, 2013, we experienced market appreciation of $4.4 billion and $3.1 billion in gross inflows, which were partially offset by $2.3 billion in gross outflows. For the nine months ended September 30, 2013, assets in institutional accounts increased by $2.6 billion, or 23.2%, from $11.2 billion at December 31, 2012 due to $2.8 billion in market appreciation and $1.2 billion in gross inflows, partially offset by $1.4 billion in gross outflows. For the nine months ended September 30, 2013, assets in retail accounts increased $2.6 billion, or 44.1%, from $5.9 billion at December 31, 2012 due to $1.9 billion in gross inflows and $1.6 billion in market appreciation, partially offset by $0.9 billion in gross outflows.

Our revenues are generally correlated with the levels of our average AUM.  Our average AUM fluctuates based on changes in the market value of accounts advised and managed by us, and on our fund flows.  Since we are long-term fundamental investors, we believe that our investment strategies yield the most benefits, and are best evaluated, over a long-term timeframe.  We believe that our investment strategies are generally evaluated by our clients and our potential future clients based on their relative performance since inception, and the previous one-year, three-year, and five-year periods.  There has typically been a correlation between the investment performance of our strategies and the size and direction of asset flows over the long-term.  To the extent that our returns for these periods outperform client benchmarks, we would generally anticipate increased asset flows over the long-term.  Correspondingly, negative returns relative to client benchmarks could cause existing clients to reduce their exposure to our products, or hinder new client acquisition.

In addition, an increase in average AUM and in revenues typically results in higher operating income and net income, while a decrease in average AUM and in revenues typically results in lower operating income and net income.  We would expect pressure on our operating income, net income and operating margins in the future if average AUM and revenues were to decline.

Revenues

Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three and nine months ended September 30, 2014 and 2013 is described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue	2014	2013	2014	2013
	(in thousands)
Institutional Accounts	$21,431	$19,006	$62,233	$52,831
Retail Accounts	8,174	5,040	21,718	14,189
Total	$29,605	$24,046	$83,951	$67,020

Three Months Ended September 30, 2014 versus September 30, 2013

Our total revenue increased by $5.6 million, or 23.1%, to $29.6 million for the three months ended September 30, 2014, from $24.0 million for the three months ended September 30, 2013.  This change was driven primarily by an increase in our average AUM and an increase in performance fees recognized during the three months ended September 30, 2014.  Average AUM increased 25.2% to $26.8 billion from $21.4 billion for the three months ended September 30, 2014 and 2013, respectively.  We recognized $2.1 million in performance fees during the three months ended September 30, 2014, compared to $0.7 million in performance fees recognized for the three months ended September 30, 2013.

Our weighted average fees were 0.442% and 0.450% for the three months ended September 30, 2014 and 2013, respectively. This decrease was driven by an increase in our retail assets, which generally carry lower fee rates, as a portion of total assets. At September 30, 2014 and 2013, retail assets were 45.8% and 38.1% of total assets, respectively. This decrease was partially offset by the impact of performance fees recognized during the three months ended September 30, 2014.

Average assets in institutional accounts increased $1.5 billion to $14.7 billion for the three months ended September 30, 2014, from $13.2 billion for the three months ended September 30, 2013, and had weighted average fees of 0.582% and 0.577% for the three months ended September 30, 2014 and 2013, respectively.  This increase in weighted average fee rates primarily reflects performance fees recognized during the three months ended September 30, 2014, partially offset by a shift in mix towards larger relationships and our expanded value strategies that generally carry lower fee rates.

Average assets in retail accounts increased $3.9 billion to $12.1 billion for the three months ended September 30, 2014, from $8.2 billion for the three months ended September 30, 2013, and had weighted average fees of 0.271% and 0.245% for the three months ended September 30, 2014 and 2013, respectively.  The increase in retail weighted average fee rates primarily reflects the addition of assets in our non-U.S. Value strategies that generally carry higher fee rates.

Nine Months Ended September 30, 2014 versus September 30, 2013

Our total revenue increased by $16.9 million, or 25.3%, to $84.0 million for the nine months ended September 30, 2014, from $67.0 million for the nine months ended September 30, 2013.  This change was driven primarily by an increase in our average AUM and an increase in performance fees recognized during the nine months ended September 30, 2014.  Total average AUM increased 29.5% to $25.9 billion from $20.0 billion for the nine months ended September 30, 2014 and 2013, respectively.  We recognized $2.6 million in performance fees during the nine months ended September 30, 2014, compared to $0.8 million in performance fees recognized for the nine months ended September 30, 2013.

Our weighted average fees were 0.433% and 0.446% for the nine months ended September 30, 2014 and 2013, respectively. This decrease was primarily due to an increase in our retail assets, which generally carry lower fee rates, as a portion of total assets. At September 30, 2014 and 2013, retail assets were 45.8% and 38.1% of total assets, respectively. This decrease was partially offset by the impact of performance fees recognized during the nine months ended September 30, 2014.

Average assets in institutional accounts increased $2.4 billion to $14.9 billion for the nine months ended September 30, 2014, from $12.5 billion for the nine months ended September 30, 2013, and had weighted average fees of 0.557% and 0.563% for the nine months ended September 30, 2014 and 2013, respectively.  Weighted average fee rates increased primarily due to the increased performance fees recognized, partially offset by the shift toward larger relationships and our expanded value strategies.

Average assets in retail accounts increased $3.5 billion to $11.0 billion for the nine months ended September 30, 2014, from $7.5 billion for the nine months ended September 30, 2013, and had weighted average fees of 0.264% and 0.252% for the nine months ended September 30, 2014 and 2013, respectively.  Retail weighted average fee rates increased primarily as a result of the additional assets in our non-U.S. value strategies.

Expenses

Our operating expense is driven primarily by our compensation costs.  The table below describes the components of our operating expense for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cash Compensation and Other Benefits	$9,323	$7,787	$26,616	$23,864
Other Non-Cash Compensation	1,299	1,313	3,955	3,758
Total Compensation and Benefits Expense	10,622	9,100	30,571	27,622
General and Administrative Expense	2,351	1,995	7,176	5,747
Total Operating Expenses	$12,973	$11,095	$37,747	$33,369

Three Months Ended September 30, 2014 versus September 30, 2013

Total operating expense increased by $1.9 million, or 16.9%, to $13.0 million for the three months ended September 30, 2014, from $11.1 million for the three months ended September 30, 2013.  This increase was attributable to increases in both our compensation and general and administrative expenses.

Compensation and benefits expense increased by approximately $1.5 million, or 16.7%, to $10.6 million for the three months ended September 30, 2014, from $9.1 million for the three months ended September 30, 2013.  This increase was primarily attributable to a $1.5 million increase in cash compensation primarily due to an increase in salary, headcount, and discretionary bonus amounts during 2014.

General and administrative expenses increased by $0.4 million, or 17.8%, to $2.4 million for the three months ended September 30, 2014 from $2.0 million for the three months ended September 30, 2013. This increase primarily reflects an increase in professional fees incurred in connection with new business initiatives.

Nine Months Ended September 30, 2014 versus September 30, 2013

Total operating expense increased by $4.4 million, or 13.1%, to $37.7 million for the nine months ended September 30, 2014, from $33.4 million for the nine months ended September 30, 2013.  This increase was attributable to increases in both our compensation and general and administrative expenses.

Compensation and benefits expense increased by approximately $2.9 million, or 10.7%, to $30.6 million for the nine months ended September 30, 2014, from $27.6 million for the nine months ended September 30, 2013.  This increase was attributable to a $2.8 million increase in cash compensation primarily due to an increase in salary, headcount, and discretionary bonus amounts during 2014.  The increase also reflects a $0.2 million increase in other non-cash compensation due to amortization associated with previously issued awards.  We would expect non-cash compensation expense in subsequent periods to depend on the size and composition of awards granted under our equity incentive plans.

General and administrative expenses increased by $1.4 million for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. This increase primarily reflects an increase in professional fees incurred in connection with new business initiatives and increased business activities.

Other Expense

Three Months Ended September 30, 2014 versus September 30, 2013

Other Expense was $2.3 million for the three months ended September 30, 2014, and consisted primarily of $1.8 million in expense related to adjustments to our liability to our selling and converting shareholders, $0.4 million of net realized and unrealized losses from investments, partially offset by $0.1 million in interest and dividend income. Other Expense was $2.7 million for the three months ended September 30, 2013, and consisted primarily of $3.3 million of expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.5 million in net realized and unrealized gains from investments and $0.1 million in interest and dividend income.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Nine Months Ended September 30, 2014 versus September 30, 2013

Other Expense was $3.8 million for the nine months ended September 30, 2014, and consisted primarily of $3.9 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.3 million in interest and dividend income and $0.1 million net realized and unrealized gains from investments. Other Expense was $2.7 million for the nine months ended September 30, 2013, and consisted primarily of $4.5 million of expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $1.8 million in net realized and unrealized gains from investments and $0.3 million in interest and dividend income.

Income Tax (Benefit)/ Expense

Our results for the three and nine months ended September 30, 2014 and 2013 included the effects of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders.  Our effective corporate tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was 41.4% and 42.1%, respectively, for the three and nine months ended September 30, 2014, and 41.6% for the three and nine months ended September 30, 2013. Results for the nine months ended September 30, 2013 also reflect a $0.6 million unincorporated business tax benefit recognized by our operating company associated with the amendment of prior year tax returns to change the methodology for state and local receipts.

Non-GAAP income before corporate income taxes used to calculate our income before income taxes for the three and nine months ended September 30, 2014 and 2013 is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Income Before Income Taxes	$14,283	$10,203	$42,400	$30,982
Change in Liability to Selling and Converting Shareholders	1,824	3,257	3,947	4,525
Unincorporated Business Taxes	(701)	(763)	(2,318)	(1,487)
Net Income Attributable to Non-Controlling Interests	(12,444)	(10,331)	(35,580)	(27,879)
Non-GAAP Income Before Corporate Taxes	$2,962	$2,366	$8,449	$6,141

Our non-GAAP effective corporate tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was determined as follows:

	For the Three Months Ended September 30,
	2014		2013
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$1,007	34.0%	$804	34.0%
State and Local Taxes, Net of Federal Benefit	204	6.9%	181	7.6%
Other Adjustments	14	0.5%	—	—%
Non-GAAP Effective Taxes	$1,225	41.4%	$985	41.6%

	For the Nine Months Ended September 30,
	2014		2013
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$2,872	34.0%	$2,088	34.0%
State and Local Taxes, Net of Federal Benefit	693	8.2%	467	7.6%
Other Adjustments	(6)	(0.1)%	(3)	—%
Non-GAAP Effective Taxes	$3,559	42.1%	$2,552	41.6%

Three Months Ended September 30, 2014 versus September 30, 2013

Income Tax (Benefit)/ Expense was a benefit of $0.2 million for the three months ended September 30, 2014 and $2.1 million for the three months ended September 30, 2013.  The three months ended September 30, 2014 and 2013 Income Tax (Benefit)/ Expense included $2.4 million and $3.8 million of benefit, respectively, associated with decreases to the valuation allowance recorded against our deferred tax asset.  The three months ended September 30, 2014 also included a $0.3 million expense reflecting a net adjustment to the deferred tax asset and valuation allowance associated with the decrease in our effective tax rate during 2014. The remaining income tax expense for the three months ended September 30, 2014 consisted of $0.7 million in operating company unincorporated business taxes and $1.2 million of corporate income taxes.   The remaining income tax expense for the three months ended September 30, 2013, consisted of $0.8 million of operating company unincorporated business taxes and $1.0 million of corporate income taxes.  The $0.2 million increase in corporate income taxes is attributable primarily to increases in taxable income.  A comparison of the GAAP effective tax rates for the three months ended September 30, 2014 and 2013 is not meaningful due to the valuation allowance adjustments.

Nine Months Ended September 30, 2014 versus September 30, 2013

Income Tax (Benefit)/ Expense was an expense of $1.2 million and and a benefit of $1.3 million for the nine months ended September 30, 2014 and 2013, respectively.  Each of the nine months ended September 30, 2014 and 2013 Income Tax (Benefit)/ Expense included $5.6 million of benefit associated with decreases to the valuation allowance recorded against our deferred tax asset.  The nine months ended September 30, 2014 also included a $0.9 million expense driven by a reduction in expected future tax benefits associated with a reductions in our expected future effective tax rate. Exclusive of these adjustments, the remaining income tax expense for the nine months ended September 30, 2014 consisted of $2.3 million in operating company unincorporated business taxes and $3.6 million of corporate income taxes.  On a similar basis, the nine months ended September 30, 2013 included a $0.3 million expense associated with the prior year's final tax return. The remaining income tax expense for the nine months ended September 30, 2013, consisted of $1.5 million of operating company unincorporated business taxes and $2.6 million of corporate income taxes.  The $1.0 million increase in corporate income taxes is attributable primarily to increases in taxable income.  The $0.8 million increase in operating company unincorporated business taxes reflects the $0.6 million tax benefit recognized during the nine months ended September 30, 2013 associated with the amendment of prior year tax returns to change the methodology for calculating local receipts. A comparison of the GAAP effective tax rates for the nine months ended September 30, 2014 and 2013 is not meaningful due to the valuation allowance adjustments.

Net Income Attributable to Non-Controlling Interests

Three Months Ended September 30, 2014 versus September 30, 2013

Net income attributable to non-controlling interests was $12.4 million for the three months ended September 30, 2014, and consisted of $12.6 million associated with our employees’ and outside investors’ approximately 80.1% weighted average interest in the income of the operating company, partially offset by $0.1 million in losses associated with the non-controlling interest in the losses of our consolidated entities.  Net income attributable to non-controlling interests was $10.3 million for the three months ended September 30, 2013, and consisted of $10.1 million associated with our employees’ and outside investors’ approximately 81.0% weighted average interest in the income of the operating company, and $0.2 million associated with the non-controlling interest in the income of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the increase in operating company net income associated with the increase in our average AUM which had a corresponding positive impact on operating company revenues and income. The change in net income attributable to non-controlling interests also reflects the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

Nine Months Ended September 30, 2014 versus September 30, 2013

Net income attributable to non-controlling interests was $35.6 million for the nine months ended September 30, 2014, and consisted primarily of $35.6 million associated with our employees’ and outside investors’ approximately 80.9% weighted average interest in the income of the operating company.  Net income attributable to non-controlling interests was $27.9 million for the nine months ended September 30, 2013, and consisted of $26.9 million associated with our employees’ and outside investors’ approximately 81.5% weighted average interest in the income of the operating company, and $0.9 million associated with the non-controlling interest in the income of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the increase in operating company net income associated with the increase in our average AUM which had a corresponding positive impact on operating company revenues and income. The change in net income attributable to non-controlling interests also reflects the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

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

At September 30, 2014, cash and cash equivalents were $37.2 million, inclusive of $3.3 million in cash held by our consolidated subsidiaries.  Advisory fees receivable was $24.6 million. To satisfy our obligations under our deferred compensation program, we had approximately $4.9 million in third-party mutual fund investments and $0.9 million in cash and cash equivalents.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended September 30, 2014, our average AUM and revenues increased by 25.2% and 23.1%, respectively, compared to our average AUM and revenues for the three months ended September 30, 2013.

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

Tax Receivable Agreement

Our purchase of membership units of our operating company concurrent with our initial public offering, and the subsequent and future exchanges by holders of Class B units of our operating company for shares of our Class A common stock (pursuant to the exchange rights provided for in the operating company’s operating agreement), has resulted in, and is expected to continue to result in, increases in our share of the tax basis of the tangible and intangible assets of our operating company, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions have reduced, and are expected to continue to reduce, the amount of cash taxes that we would otherwise be required to pay in the future. We entered into a tax receivable agreement with the current members of our operating company, the one member of our operating company immediately prior to our initial public offering who sold all membership units to us in connection with our initial public offering and any future holders of Class B units that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as described in the tax receivable agreement) as a result of the increases in tax basis described above and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Cash Flows

 Three Months Ended September 30, 2014 versus September 30, 2013

Cash and Cash Equivalents increased $11.2 million to $37.2 million during the three months ended September 30, 2014 compared to a $9.3 million increase in cash to $35.0 million during the three months ended September 30, 2013.  Net cash provided by operating activities increased $4.3 million in the three months ended September 30, 2014 to $22.1 million from $17.8 million in the three months ended September 30, 2013.  The increase was primarily due to an increase in net income and changes in operating assets and liabilities, and working capital.

Net cash used in investing activities was relatively flat for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net cash used in financing activities increased $2.2 million for the three months ended September 30, 2014 to $10.6 million from $8.4 million for the three months ended September 30, 2013.  This increase is primarily due to a $4.8 million increase in distributions to non-controlling interests. This increase was partially offset by $2.7 million in contributions from non-controlling interests and a $0.1 million decrease in the repurchase and retirement of Class A common stock and Class B units, recorded during the three months ended September 30, 2014.

Nine Months Ended September 30, 2014 versus September 30, 2013

Cash and Cash Equivalents increased $3.4 million to $37.2 million during the nine months ended September 30, 2014 compared to a $2.3 million increase in cash to $35.0 million during the nine months ended September 30, 2013.  Net cash provided by operating activities increased $8.0 million in the nine months ended September 30, 2014 to $46.0 million from $38.0 million in the nine months ended September 30, 2013.  The increase was primarily due to an increase in net income partially offset by changes in operating assets and liabilities, and working capital.

Net cash used in investing activities was $0.4 million for nine months ended September 30, 2014, compared to $1.6 million for the nine months ended September 30, 2013.  The $1.2 million decrease in cash used was primarily attributable to a $0.8 million decrease in purchases from investments in our deferred compensation program and a $0.5 million increase in proceeds from sales of investments in our deferred compensation program during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Net cash used in financing activities increased $8.0 million for the nine months ended September 30, 2014 to $42.1 million from $34.1 million for the nine months ended September 30, 2013.  This increase is primarily due to a $11.8 million increase in distributions to non-controlling interests and a $1.4 million increase in dividends paid, partially offset by $4.2 million increase in contributions from non-controlling interests and a $1.2 million decrease in the repurchase and retirement of Class A common stock and Class B units during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Contractual Obligations

Our current office lease expires in October 2015 and we entered into a new 11 year lease agreement in June 2014. The term of the lease commenced in October 2014. Annual minimum rent during the term will be approximately $2.0 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements, in accordance with U.S. generally accepted accounting principles ("GAAP"), requires management to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources.  We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

We believe that the accounting estimate related to the $44.8 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we are not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This new guidance will be effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the potential impact on the consolidated statements and related disclosures, as well as the available transition methods.

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

Our revenue for the three and nine months ended September 30, 2014 and 2013 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the value of the our holdings and the holdings of our consolidated subsidiaries, which consist primarily of marketable securities, investments in mutual funds, investments in equity method investees, and securities sold short.  At September 30, 2014, the value of our assets subject to market risk was $15.0 million.  At September 30, 2014, the value of our liabilities subject to market risk was $1.5 million. Assuming a 10% increase or decrease, the fair value would have increased or decreased by $1.5 million and $0.2 million, respectively, at September 30, 2014.

Interest Rate Risk

Since the Company does not have any debt that bears interest at a variable rate, it did not have any direct exposure to interest rate risk at September 30, 2014.

Item 4.   Controls and Procedures.

During the course of their review of our consolidated financial statements as of September 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended September 30, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2014 through July 31, 2014	—	$—	—	$22.0
August 1, 2014 through August 31, 2014	20,330	9.91	20,330	21.8
September 1, 2014 through September 30, 2014	41,317	9.76	41,317	21.4
Total	61,647	$—	61,647	$21.4

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
101
Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2014

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer

By:	/s/ GARY J. BACHMAN
	Name:	Gary J. Bachman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)