Form 10-K
period 2014-12-31
Pzena Investment Management, Inc.
filed 2015-03-16
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of its most recently completed second fiscal quarter, was approximately $130,265,234 based on the closing sale price of $11.16 per share of Class A common stock of the registrant on such date on the New York Stock Exchange. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.
As of March 9, 2015, there were 13,002,267 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.
As of March 9, 2015, there were 53,257,891 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.
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

ii

Preliminary Notes
In this Annual Report, “we,” “our,” “us,” and "the Company" refer to Pzena Investment Management, Inc. and its consolidated subsidiaries.
Each Russell Index referred to in this Annual Report is a registered trademark or trade name of The Frank Russell Company®. The Frank Russell Company® is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to herein.
Information with respect to Morgan Stanley Capital International, which we refer to as MSCI, requires a license from MSCI. All MSCI brands and product names are the trademarks, service marks, or registered trademarks of MSCI or its subsidiaries in the United States and other jurisdictions. MSCI is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to in this Annual Report.

iii

PART I.

ITEM 1.	BUSINESS
Overview
Pzena Investment Management, Inc. was formed in 2007 and is the sole managing member of Pzena Investment Management, LLC, which is our operating company. Founded in 1995, Pzena Investment Management, LLC is a value-oriented investment management company. We believe that we have established a positive, team-oriented culture that enables us to attract and retain highly qualified people. Over the past nineteen years, we have built a diverse, global client base of respected and sophisticated institutional investors and select third-party distributed mutual funds for which we act as sub-investment adviser. During 2014, we expanded our product offerings by launching three SEC-registered mutual funds for which we act as investment adviser.
The graphic below illustrates our holding company structure and ownership as of December 31, 2014.

Public Stockholders
Principals [1]
Class A Common Stock, 4.7% Voting Interest [2]
Class B Common Stock, 95.3% Voting Interest [3]
Pzena Investment Management, Inc.
Class B Units 80.2% Economic Interest [5]
Sole Managing Member Class A Units, 19.8% Economic Interest [4]
Pzena Investment Management, LLC

(1)	As of December 31, 2014, the members of Pzena Investment Management, LLC, other than us, consisted of:

•
Four of our named executive officers and their estate planning vehicles, who collectively held approximately 55.8% of the economic interests in Pzena Investment Management, LLC. For more detail on executive officer ownership, see "Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

•	32 of our other employee members, who collectively held approximately 4.2% of the economic interests in Pzena Investment Management, LLC.

•
Certain other members of our operating company, including one of our directors and his related entities, and former employees, who collectively held approximately 20.2% of the economic interests in Pzena Investment Management, LLC.

(2)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of our capital stock to receive distributions.

(3)
Each share of Class B common stock is entitled to five votes per share for so long as the number of shares of Class B common stock outstanding represents at least 20% of all shares of common stock outstanding. Holders of Class B common stock have the right to receive the par value of the Class B common stock held by them upon our liquidation, dissolution or winding up, but do not share in dividends.

(4)
As of December 31, 2014, we held 13,044,719 Class A units of Pzena Investment Management, LLC, which represented the right to receive 19.8% of the distributions made by Pzena Investment Management, LLC.

(5)
As of December 31, 2014, the principals collectively held 52,980,812 Class B units of Pzena Investment Management, LLC, which represented the right to receive 80.2% of the distributions made by Pzena Investment Management, LLC.

We utilize a classic value approach to investing and seek to make investments in good businesses at low prices. Our approach and process have helped us achieve attractive returns over the long term. As of December 31, 2014, we managed assets in fifteen value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. Our assets under management, or AUM, were $27.7 billion at December 31, 2014, and we managed money on behalf of institutions and acted as sub-investment adviser to a variety of SEC-registered mutual funds and offshore funds as well as investment adviser to certain Pzena SEC-registered mutual funds and offshore funds.
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
As of December 31, 2014, we had 81 employees, including 36 employee members who collectively owned 60.0% of the ownership interests in our operating company. Our operating company is led by a committee, consisting of our Chief Executive Officer (CEO), Mr. Richard S. Pzena, each of our Presidents, Messrs. John P. Goetz and William L. Lipsey, and our Executive Vice President, Mr. Michael D. Peterson (the "Executive Committee").
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

•
Consistency of Investment Process.  Since our inception over nineteen years ago, we have utilized a classic value investment approach and a systematic, disciplined investment process to construct portfolios for our investment strategies in U.S. and non-U.S. markets across all market capitalizations. The consistency of our process has allowed us to leverage the same investment team to launch new strategies. We believe that our consistent investment process has resulted in our strong brand recognition in the investment community.

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

•
Experienced Investment Professionals and a Team-Oriented Approach.  We believe that our greatest asset is the experience of the individuals on our team. For more information on our investment team, see “Our Investment Team” below.

•
Employee Retention.  We have focused on building an environment that we believe is attractive to talented investment professionals. Important among our practices are our team-oriented approach to investment decisions, rotation of coverage areas among individuals, and our culture of employee ownership.

•
Culture of Ownership.  We believe in significant ownership of our business by the key contributors to our success. Since our inception, we have communicated to all our employees that they have the opportunity to become members of our operating company. As of December 31, 2014, we had 36 employee members positioned within all of our functional areas. We believe this ownership model results in a shared sense of purpose with our clients and their advisers. We intend to continue fostering a culture of ownership through our equity incentive plans, which are designed to align our team’s interests with those of our stockholders and clients. We believe this culture of ownership contributes to our team orientation and connection with clients.

Our Business Strategy
The key to our success is continued long-term investment performance. In conjunction with this, we believe the following strategies will enable us to grow our business over time.

•	Unwavering Focus on Classic Value Investing. We view our unwavering focus on long-term classic value investment excellence to be the key driver of our business success.

•
Capitalize on Growth Opportunities Created By Our Global Strategies.  Among both institutional and retail investors industry-wide, over the past few years, there have been increasing levels of investments in portfolios including non-U.S. equities. As of December 31, 2014, the total AUM in our Global Value strategies, International (ex-U.S.) Value strategies, Emerging Markets Focused Value strategy, and other non-U.S. strategies was $10.9 billion, or 39.4% of our overall AUM. Our global capability provides opportunity for all of our strategies around the world.

•
Apply Our Proven Process to Introduce New Strategies.  We anticipate continuing to offer new investment strategies over time, on a measured basis, consistent with our past practice, utilizing our proven investment process.

•
Work with Our Strong Consultant Relationships.  We believe that we have built strong relationships with the leading investment consulting firms who advise potential institutional clients. Historically, new accounts sourced through consultant-led searches have been a large driver of our inflows and are expected to be a major component of our future inflows.

•
Expand Our Non-U.S. Client Base.  In recent years, we have increased our efforts to develop our non-U.S. client base. Through our strong relationships with global consultants, we have been able to accelerate the development of our relationships with their non-U.S. branches. Over time, we aim to achieve growth of this client base through these relationships and by directly calling on the world’s largest institutional investors. We have also sought to expand our non-U.S. base through our relationships with non-U.S. mutual funds and other investment fund advisers. During 2010, we opened a representative office in Melbourne, Australia to more effectively service existing clients and develop new relationships in the geographic area. To date, these marketing efforts have resulted in client relationships in more than fifteen non-U.S. countries, such as the United Kingdom, Australia and Canada. As of December 31, 2014, we managed $8.2 billion in separate accounts, commingled funds and sub-advised funds on behalf of non-U.S. clients.

•
Provide Access To Our Strategies Through a Range of Investment Vehicles. Our clients access our investment strategies through a range of investment vehicles, including separately managed accounts, mutual funds that we sub-advise, and certain private placement vehicles and offshore funds that we offer to institutional investors. During the year ended December 31, 2014, we launched three SEC-registered Pzena mutual funds for which we act as investment adviser in an effort to expand the access investors have to our strategies. For more information concerning access to our strategies, see “Our Client Relationships and Distribution Approach” below.

•
Employ Global Team to Deliver Content-Based Information to Clients and Prospects.  Our marketing and client service team is currently a team of 18 people, including marketing and client service professionals, associates, and support staff. The marketing and client services professionals are focused geographically, along with one individual focused on the sub-advisory and investment-only defined contribution distribution channels. In addition to our representative office in Melbourne, Australia, we have two professionals dedicated to business development and client service throughout Europe and the Middle East.

Our Investment Team
We believe we have built an investment team that is well-suited to implementing our classic value investment strategy. The members of our investment team have a diverse set of backgrounds, including former corporate management, private equity, management consulting, accounting and Wall Street professionals. Their diverse business backgrounds are instrumental in enabling us to make investments in companies where we would be comfortable owning the entire business for a three- to five-year period. We look beyond temporary earnings shortfalls that result in stock price declines, which may lead others to forego investment opportunities, if we believe the long-term fundamentals of a company remain attractive.
As of December 31, 2014, we had a 24-member investment team. Each member serves as a research analyst, and certain members of the team also have portfolio management responsibilities. There are generally three portfolio managers for each investment strategy. These three managers have joint decision-making responsibility, and each has “veto authority” over all decisions regarding the relevant portfolio. Research analysts have sector and company-level research responsibilities which span all of our investment strategies, including those with a non-U.S. focus. In order to facilitate the professional development of our team, and to keep a fresh perspective on our portfolio companies, our research analysts generally rotate industry coverage every three to four years.

We follow a collaborative, consensus-oriented approach to making investment decisions, such that all members of our investment team, irrespective of their seniority, can play a significant role in this decision making process. We hold weekly research review meetings attended by all portfolio managers and relevant research analysts, and are open to other employees, at which we openly discuss and debate our findings regarding the normalized earnings power of potential portfolio companies. In addition, we hold daily morning meetings, attended by our portfolio managers, research analysts, portfolio implementation, and client service personnel, in order to review developments in our holdings and set a trading strategy for the day. These meetings are critical for sharing relevant developments and analysis of the companies in our portfolios. We believe that our collaborative culture is attractive to our investment professionals.
Our Investment Strategies
As of December 31, 2014, our approximately $27.7 billion in AUM was invested in a variety of value-oriented investment strategies, representing differing degrees of concentration and capitalization segments of U.S. and non-U.S. markets. The following table describes the largest of our current U.S. and non-U.S. investment strategies, and the allocation of our approximately $27.7 billion in AUM among them, as of December 31, 2014.

Strategy	AUM
(in billions)
U.S. Strategies
Large Cap Focused Value	$5.8
Large Cap Expanded Value	5.7
Focused Value	1.8
Small Cap Focused Value	1.3
Mid Cap Expanded Value	1.3
Mid Cap Focused Value	0.5
Other U.S. Strategies	0.4
Non-U.S. Strategies
Global Focused Value	4.1
International (ex-U.S.) Expanded Value	2.4
Global Expanded Value	1.5
Emerging Markets Focused Value	1.1
International (ex-U.S.) Focused Value	1.0
European Focused Value	0.7
Other Non-U.S. Strategies	0.1
Total	$27.7
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
Our largest investment strategies as of December 31, 2014 are further described below.
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
Mid Cap Expanded Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in April 2014.
Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in September 1998.
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
International (ex-U.S.) Focused Value.  This strategy reflects a portfolio composed of approximately 30-50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004.
European Focused Value. This strategy reflects a portfolio composed of approximately 40-50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008.
We believe that our ability to retain and grow assets has been, and will continue to be, driven primarily by delivering attractive long-term investment results to our clients. We have therefore prioritized, and will continue to prioritize, investment performance over asset accumulation. Where we have deemed it necessary, we have, at times, closed certain products to new investors in order to preserve capacity to effectively implement our concentrated investment strategies for the benefit of existing clients. Currently, all of our investment strategies are open to new investors.
Our Strategy Development Approach
Historically, a major component of our growth has been the development of new strategies. Prior to incubating a new strategy, we perform in-depth research on the potential market for the product, as well as its overall compatibility with our investment expertise. This process involves analysis by our client team, as well as by our investment professionals. We will only launch a new product if we believe that it can add value to a client’s investment portfolio. In the past, as appropriate, we have created partnerships with third parties to enhance the distribution of a strategy or add expertise that we do not have in-house. Prior to marketing a new strategy, we generally incubate the product for a period of one to five years, so that we can test and refine our investment strategy and process before actively marketing the product to our clients.
Furthermore, we continually seek to identify opportunities to extend our investment process into new markets or to apply it in different ways to offer clients additional strategies. We are currently incubating several strategies which we believe may be attractive to our clients in the future.
Our Investment Performance
Since we are long-term fundamental investors, we believe that our investment strategies yield the most benefits and are best evaluated, over a long-term timeframe. For more information on our performance, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results.”

Advisory Fees
We earn advisory fees on the accounts that we manage for institutional clients, for retail clients which are generally sub-advised mutual funds, and for other investment funds.
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
As of December 31, 2014, we sub-advised thirteen SEC-registered mutual funds that each have an initial two-year term and are thereafter subject to annual renewal by each fund’s board of directors pursuant to the Investment Company Act of 1940, as amended (the “Investment Company Act”). Ten of these thirteen sub-investment advisory agreements are beyond their initial two-year terms as of December 31, 2014. In addition, we sub-advise sixteen offshore funds. Under these agreements, we are generally paid a management fee according to a schedule, pursuant to which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed-rate management fees. Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of assets under management, are lower than the advisory fees we earn on our institutional accounts. The majority of the advisory fees we earn on institutional accounts are based on the value of AUM at a specific date on a quarterly basis. Advisory fees on certain of our institutional accounts, and with respect to all of the mutual funds that we sub-advise, are calculated based on the average of the monthly or daily market value of the account. Advisory fees are also generally adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. While a specific group of accounts may use the same fee rate, the method used to calculate the fee according to the fee rate schedule may differ, as described above.
Our Client Relationships and Distribution Approach
As of December 31, 2014, in addition to managing separate accounts on behalf of institutions and acting as sub-investment adviser for SEC-registered mutual funds and offshore funds, we also acted as investment adviser for Pzena-branded SEC-registered mutual funds ("Pzena Mutual Funds"), private placement vehicles, and offshore funds. We believe that strong relationships with our clients are critical to our ability to succeed and to grow our AUM. In building these relationships, we have focused our efforts where we can efficiently access and service large pools of sophisticated clients with our team of dedicated marketing and client service professionals. We distribute our products to institutional and retail clients primarily through the efforts of our internal sales team, who communicate directly with our clients and with the consultants who serve them, as well as through the marketing programs of our sub-investment advisory partners. Since our objective is to attract long-term investors with an investment horizon in excess of three years, our sales and client service efforts focus on educating our investors regarding our disciplined value investment process and philosophy.
Our marketing and client service effort is led by our 18-person business development team, which is responsible for:

•	identifying and marketing to prospective institutional clients;

•	responding to requests for investment management proposals; and

•	developing and maintaining relationships with independent consultants.
Direct Institutional Relationships
Since our inception, we have directly offered institutional investment products to public and corporate pension funds, endowments, foundations and Taft-Hartley plans. Wherever possible, we have sought to develop direct relationships with the largest U.S. institutional investors, a universe we define to include plan sponsors with greater than $300 million in plan assets. Over the past few years, we have focused on expanding our direct calling effort to potential institutional clients outside of the United States.
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

Sub-Investment Advisory Distribution
We have established relationships with mutual fund and fund providers domestically and internationally, that offer us opportunities to efficiently access new market segments through sub-investment advisory roles. The funds that we sub-advise are generally either multi-manager funds, in which we manage only a portion of the fund's portfolio, or funds for which we are the sole sub-adviser.
We currently sub-advise four funds that are advised by The Vanguard Group. We manage a portion of each of the Vanguard Windsor Fund, Vanguard Selected Value Fund, and Vanguard Emerging Markets Select Stock Fund, and are the sole sub-adviser of the Vanguard U.S. Fundamental Value Fund. As of December 31, 2014, these four funds represented $6.9 billion, or 25.0%, of our AUM. For the years ended December 31, 2014, 2013, and 2012, approximately 9.4%, 6.9%, and 3.1%, respectively, of our total revenue was generated from our sub-investment advisory agreements with The Vanguard Group.
We sub-advise a mutual fund that is advised by John Hancock Advisers, namely the John Hancock Classic Value Fund. As of December 31, 2014, this fund represented $2.7 billion, or 9.6%, of our AUM. For the years ended December 31, 2014, 2013, and 2012 approximately 7.6%, 7.7%, and 7.0%, respectively, of our total revenue was generated from our sub-investment advisory agreement with John Hancock Advisers.
Pzena Funds
U.S. investors that do not meet our minimum account size for a separate account, or who otherwise prefer to invest through a mutual fund, can invest in certain of our strategies through our Pzena Mutual Funds, which were launched during 2014. We act as investment adviser to each of three Pzena Mutual Funds: the Pzena Emerging Markets Focused Value Fund, Pzena Long/Short Value Fund, and Pzena Mid Cap Focused Value Fund that offer no-load, open-end share classes designed to meet the needs of a range of institutional and other investors.

In addition, we serve as investment manager and promoter of Pzena Value Funds plc and its respective sub-funds, a family of Irish-based UCITS funds. Pzena Value Funds plc began operations in 2005 and offers shares to non-U.S. investors. We currently offer a sub-fund corresponding to our Emerging Markets Focused Value, Global Expanded Value, Global Focused Value, and Large Cap Expanded Value strategies.

We also offer access to certain of our Global and non-U.S. strategies through private placement vehicles and collective investment trusts.

We generally earn investment management fees based on average daily net assets of each fund for serving as investment adviser to these funds.
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
In order to grow our business, we must be able to compete effectively to maintain existing AUM and attract additional AUM. Historically, we have competed for AUM principally on the basis of:

•	the performance of our investment strategies;

•	our clients’ perceptions of our drive, focus and alignment of our interests with theirs;

•	the quality of the service we provide to our clients and the duration of our relationships with them;

•	our brand recognition and reputation within the investing community;

•	the range of strategies and investment vehicles we offer; and

•	the level of advisory fees we charge for our investment management services.
Our ability to continue to compete effectively will also depend upon our ability to attract highly qualified investment professionals and retain our existing employees. For additional information concerning the competitive risks that we face, see “Item 1A — Risk Factors — Risks Related to Our Business — The investment management business is intensely competitive.”
Employees
At December 31, 2014, we had 81 full-time employees, consisting of 26 research department personnel; 3 traders; 18 client service and marketing personnel; 19 employees in operations; and 15 legal, compliance and finance personnel.
Available Information
We maintain a website at www.pzena.com and provide information on our Pzena Mutual Funds at www.pzenafunds.com. The contents of our website are not part of, nor are they incorporated by reference into, this Annual Report.
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
SEC Regulation
Our operating company, Pzena Investment Management, LLC, is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Investment Advisers Act of 1940, as amended, which we refer to as the Investment Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of our business and our relationships with our clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, conflicts of interest, advertising, recordkeeping, reporting and disclosure requirements. Thirteen of the U.S. funds for which Pzena Investment Management, LLC acts as the sub-investment adviser and three of the U.S. funds for which Pzena Investment Management, LLC acts as investment adviser, are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their advisers. Moreover, the Investment Company Act requires that an investment adviser’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board after an initial two-year term. Both the Investment Advisers Act and the Investment Company Act regulate the “assignment” of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of Pzena Investment Management, LLC, or the registered funds for which Pzena Investment Management, LLC acts as sub-investment adviser, to comply with the requirements of the SEC could have a material adverse effect on us.

Pzena Financial Services, LLC, our SEC registered broker-dealer subsidiary, is subject to the SEC's Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer's assets be kept in relatively liquid form. At December 31, 2014, Pzena Financial Services, LLC had net capital of $244,496, which was $234,079 in excess of its net capital requirement of $10,417.

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
Foreign Regulation
Pzena Investment Management, LLC currently avails itself of the international adviser exemption in Ontario, Canada. In addition, Pzena Investment Management, LLC is registered as an exempt market dealer in Ontario, Canada. As an exempt adviser, Pzena Investment Management, LLC is only permitted to provide advice in Ontario to certain institutional and high net worth individual clients. As an exempt market dealer, Pzena Investment Management, LLC is permitted to act as a market intermediary for only certain types of trades, and is permitted to market, sell and distribute prospectus-exempt securities to accredited investors. An exempt adviser and market dealer must, upon the request of the Ontario Securities Commission, or OSC, produce all books, papers, documents, records and correspondence relating to its activities in Ontario, and inform the OSC if it becomes the subject of an investigation or disciplinary action by any financial services or securities regulatory authority or self-regulatory authority.
Pzena Investment Management, LLC maintains a representative office in Melbourne, Australia, and maintains an exemption from the Australian Financial Services license requirement under the Corporations Act 2001 of the Commonwealth of Australia.
We operate in various other foreign jurisdictions without registration in reliance upon applicable exemptions under the laws of those jurisdictions.
Compliance
We maintain a Legal and Compliance department with three full-time lawyers, including our General Counsel/Chief Compliance Officer. Other members of the department, as well as certain of our other employees, also devote significant time to compliance matters.

ITEM 1A.	RISK FACTORS
We face a variety of significant and diverse risks, many of which are inherent in our business. Described below are the risks we currently believe could materially and adversely affect our business, financial condition, results of operations or cash flow.
Risks Related to Our Business
Our primary source of revenue is derived from management fees, which are directly tied to our assets under management. Fluctuations in AUM may directly impact our revenue.
Substantially all of our revenue is derived from management fees paid by our clients, based on a percentage of the market value of our AUM. Any decline and/or significant impairment in AUM may greatly affect our revenue, and could occur due to a variety of factors, including:

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

•
Geo-political conditions: As a company that invests in both U.S. and non-U.S. markets, and with a global client base, our business is subject to changing conditions in the global financial markets, and may also be affected by worldwide political, social and economic conditions, any of which could negatively impact AUM.

•
Termination of significant relationships: Our clients can generally terminate our advisory agreements or reduce assets under management upon short notice and for any reason. Investors in the pooled funds that we manage may also redeem their investments in the funds at any time without prior notice. As of December 31, 2014, three client relationships represented 41% and 22% of our AUM and revenue, respectively. The termination of any of these relationships and outflow of money from our pooled funds could significantly reduce our revenue, and we may not be able to establish relationships with other clients in order to replace the lost revenue. There can also be no assurance that our agreements with respect to these relationships will remain in place going forward.

•
Defined benefit plans are declining: Defined benefit plans are declining as corporate plan sponsors are decreasing their liabilities and shifting employee enrollment to defined contribution plans. We currently do not have significant exposure to the defined contribution market but are actively trying to gain new assets in this market, including through our recently launched Pzena Mutual Funds. There is no guarantee that we will be successful in increasing our penetration of the defined contribution market, which could impact our AUM.

•
Intermediary dependence: New accounts sourced through consultant-led searches have been a large driver of our inflows in the past, and are expected to be a major component of our inflows going forward. We have also established relationships with certain mutual fund providers who have offered us opportunities to access certain market segments through sub-investment advisory roles. Our intermediaries routinely review and evaluate our organization and the services we offer, and poor evaluations may result in client outflows and impact our ability to attract new assets through such intermediaries.

•
Passive strategies have grown substantially in relation to active strategies: During the past decade, investors have generally exhibited a preference for passive investment products, such as index and exchange traded funds, over active strategies managed by asset managers such as ourselves. If this market preference continues our AUM may be negatively impacted.

Market pressures to lower our advisory fees could lead to a decline in our profit and earnings.
Market pressures in recent years have created a trend towards lower fees in the asset management industry and there can be no assurance that we will be able to maintain our current fee structure going forward. Additionally, a shift in the composition of our AUM from higher to lower fee-generating client relationships may result in a decrease in revenue, even if our aggregate level of AUM remains unchanged or increases. A portion of our investment advisory revenue is also derived from performance fees. We generally earn performance fees under certain client agreements according to the performance relative to an agreed-upon benchmark. This fee structure results in a lower base fee but allows for us to earn higher fees if the investment strategy outperforms the benchmark. Some performance-based fee arrangements include high-water mark provisions, which generally provide that if a client account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve the performance target for a particular period, we may not earn a performance fee for that period and for accounts with a high-water mark provision, our ability to earn future performance fees may be impaired. During fiscal years 2014 and 2013, we earned $3.8 million and $3.9 million in performance fees, respectively. An increase in performance-based fee arrangements with clients could create greater fluctuations in our revenue and earnings.
Increases in our expenses could lead to a decline in our profit margin and increase the volatility of our earnings.
Our expenses are subject to increase based on a variety of factors such as higher operating expenses resulting from product development and expanded marketing efforts; higher compensation expense due to increased headcount and seniority level; and related expenses to meet business and regulatory needs.  Some or all of these expenses may remain at higher levels for the foreseeable future, leading to higher costs for our business.  Fluctuations in expenses could impact our profit margins and contribute to earnings volatility.
Loss of key employees, and difficulties in attracting qualified investment professionals, could have a material adverse effect on the performance of our strategies, which may lead to a decrease in revenue and profitability.
The success of our business largely depends on the participation of Richard S. Pzena, John P. Goetz, William L. Lipsey, and Michael D. Peterson, our CEO, two Presidents, and Executive Vice President, respectively. Their professional reputations, expertise in investing, and relationships with our clients and within the investing community in the U.S. and abroad are critical to executing our business strategy and attracting and retaining clients. The retention of these individuals is crucial to our future success. There is no guarantee that they will not resign, join our competitors or form a competing company. The terms of the current operating agreement of our operating company restrict each of these individuals from competing with us or soliciting our clients or employees during the term of their employment with us and for a certain period thereafter. The penalty for breach of these restrictive covenants may be the forfeiture of a number of Class B units held by the individual and his permitted transferees as of the earlier of the date of his breach or the termination of his employment. Although we may also seek specific performance of these restrictive covenants, there can be no assurance that we would be successful in obtaining this relief. After this post-employment restrictive period, we may not be able to prohibit them from competing with us or soliciting our clients or employees. Furthermore, we do not carry any "key man" insurance that would provide us with proceeds in the event of the death or disability of any of the above mentioned employees.
In addition to the participants mentioned above, our success also depends on our ability to retain the senior members of our investment team and to recruit additional qualified investment professionals. We may not be successful in our efforts to retain and recruit such individuals as the market for investment professionals is extremely competitive. Our portfolio managers possess substantial experience and expertise in classic value investing and maintain significant relationships with our clients. The loss of any of our senior investment professionals could limit our ability to successfully execute our investment approach and to sustain the performance of our investment strategies, which, in turn, could have a material adverse effect on our reputation, client relationships and our revenue and earnings.
Future growth of our business may place significant demands on our resources and employees, and may increase our expenses, risks and regulatory oversight.
Future growth of our business may place significant demands on our infrastructure, our investment team and other employees, which may increase our expenses. In addition, we are required to continuously develop our infrastructure in response to the increasing sophistication of the investment management market, as well as compliance with legal and regulatory developments. We may face significant challenges in maintaining and developing: adequate financial and operational controls; implementing new or updated information and financial systems, and procedures and training; and managing and appropriately sizing our work force, and other components of our business on a timely and cost-effective basis. There can be no assurance that we will be able to manage the growth of our business effectively, or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control expenses.
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
Competition in the investment management business is based on a variety of factors, including investment performance; investor perception of an investment manager’s drive, focus and alignment of interests; quality of service provided to clients and duration of client relationships; business reputation; and level of fees charged for services. We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. Our competitive risks are heightened by the fact that some of our competitors may implement investment styles that are viewed more favorably than ours or they may invest in alternative asset classes which the markets may perceive as more attractive than the public equity markets. If we are unable to compete effectively, our revenue could be reduced, and our business could be materially affected.

A change of control could result in termination of our investment advisory or sub-investment advisory agreements.
Pursuant to the Investment Company Act, each of the investment advisory or sub-investment advisory agreements for the SEC-registered mutual funds that we advise will automatically terminate upon their deemed “assignment,” and a fund’s board and shareholders must approve a new agreement in order for us to continue to act as its investment adviser or sub-investment adviser. In addition, pursuant to the Investment Advisers Act, each of our investment advisory agreements for the separate accounts we manage contains a provision that states that the agreement may not be “assigned” without the consent of the client. An "assignment," pursuant to both the Investment Company Act and the Investment Advisers Act, could be deemed to occur upon a sale or transfer of a controlling block of our voting securities. Such an assignment may be deemed to occur in the event that the holders of the Class B units of our operating company exchange enough of their Class B units for shares of our Class A common stock such that they no longer own a controlling interest in us. If such a deemed assignment occurs, there can be no assurance that we will be able to obtain the necessary consents from clients whose assets are managed pursuant to separate accounts, or the necessary approvals from the boards and shareholders of the SEC-registered funds that we sub-advise. An assignment, actual or constructive, would trigger these termination and consent provisions and, unless the necessary approvals and consents are obtained, could adversely affect our ability to continue managing client accounts, resulting in the loss of AUM and a corresponding loss of revenue.
Extensive regulation of our business has been and will be expensive and time consuming, and exposes us to the potential for significant penalties, including fines or limitations on our ability to conduct our business.
We are subject to extensive regulation of our investment management business and operations. As a registered investment adviser, the SEC oversees our activities pursuant to its regulatory authority under the Investment Advisers Act. In addition, we must comply with certain requirements under the Investment Company Act with respect to the SEC-registered funds for which we act as investment adviser or sub-investment adviser. Pzena Financial Services, LLC, our SEC registered broker dealer subsidiary is regulated by the Financial Industry Regulatory Authority ("FINRA"). Each of the regulatory bodies with jurisdiction over us has the authority to regulate various aspects of financial services, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us is small in monetary amount, the adverse publicity arising from the imposition of such sanctions by regulators could harm our reputation, result in withdrawal by our clients and/or impede our ability to retain clients and develop new client relationships. As we continue to expand into the international market, we may also be under the regulatory scope of local regulatory authorities and non-compliance with any of these authorities may result in fines, sanctions and inability to operate in that local market.
We also face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations, and judicial or administrative proceedings that may result in substantial penalties. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us, and are not designed to protect our stockholders. Any regulatory and legislative actions and reforms affecting the investment advisory industry may negatively impact earnings by increasing our costs of operations.
In addition, the regulatory environment in which we operate is subject to ongoing modification and further regulation. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”), and regulations to be promulgated pursuant to it, is one such example. Certain provisions of the Dodd-Frank Act may have unintended consequences on the financial market as a whole that could negatively affect our business.
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity.
We are subject to income- as well as non-income-based taxes, in both the U.S. and non-U.S. jurisdictions. We are also subject to potential tax audits in various jurisdictions and in such event, tax authorities may disagree with certain positions we have taken and assess penalties or additional taxes. We regularly assess the likely outcomes of these potential audits in order to determine the appropriateness of our tax provision; however, there can be no assurance that we will accurately predict the outcomes of these potential audits. The actual outcomes of these potential audits could have a material impact on our net income or financial condition and any changes in tax laws or tax rulings could materially impact our effective tax rate and earnings.

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
We rely heavily on our financial, accounting, trading, compliance and other data processing systems. Any failure or interruption of these systems, whether caused by natural disaster, power or telecommunications failure, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus materially adversely affect our business. The back-up systems that we have in place and other protective measures that we have taken may not be adequate in the event of a failure or interruption.
We depend on our headquarters in New York City for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, or directly affecting our headquarters, may have a material adverse impact on our ability to continue to operate our business without interruption. We have a detailed business continuity plan in place that is tested on a quarterly basis, but there can be no assurance that this plan will be sufficient to mitigate the harm that may result from such a disaster or disruption.
Any significant security breach of our software applications, technology or other systems critical to our operations, may disrupt our business or cause us to lose sensitive and confidential information which in turn may cause reputational and financial harm.
We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides in or is transmitted through them. As part of our normal operations, we maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data is either prevented or detected in a timely manner. Our information technology systems may still be vulnerable to unauthorized access or may be corrupted by cyber-attacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Although we take precautions to password protect and/or encrypt our electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly consequences to us. A breach of our technology systems could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents and legal costs resulting from the incident. Moreover, loss of confidential customer information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under laws that protect confidential data, resulting in loss of revenue.
Operational risk, such as trade errors or system limitations or failures, may create significant financial impact to us, hamper future growth and cause potential reputational harm.
We face potential operational risk from our management of client assets and daily business. Risks include errors that may occur during the execution, confirmation or settlement phase of transactions and such errors may cause material financial loss, which in turn may cause material financial and reputational harm to us. We also face the potential of inaccurate recording of transactions in our internal systems, caused by human error, system limitations or system malfunctions. Such errors may involve client and public reporting, execution, confirmation and settlement of trades, and billing. The potential for operational risk could have significant regulatory, financial or reputational impact. There can be no assurance that all risks and errors can be prevented.

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
We maintain insurance coverage focused on reducing potential losses related to our operations. We purchase insurance in amounts, and against risks, that we consider appropriate. There can be no assurance, however, that a claim or claims will be completely covered by insurance or, if covered at all, will not exceed the limits of our existing insurance coverage. If a loss occurs that is partially or completely uninsured, we may be exposed to substantial liability. Insurance costs are impacted by market conditions and our risk profile, and may increase significantly over relatively short periods. Renewals of insurance policies may result in additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability. In addition, insurance and other safeguards might only partially reimburse us for our losses in the event our business continuity plan fails and our operations are significantly disrupted.
Our non-US holdings consist primarily of investments in the securities of issuers located outside of the United States, which may involve foreign currency exchange, political, social and economic uncertainties and risks.
Our international strategies, which together represented $10.9 billion and $9.9 billion of our AUM as of December 31, 2014 and 2013, respectively, are primarily invested in securities of companies located outside the United States. Investments in non-U.S. issuers may be affected by political, social and economic uncertainty affecting a country or region in which we are invested. Many emerging financial markets are not as developed, or as efficient, as the U.S. financial market, and, as a result, liquidity may be reduced and price volatility may increase. The legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information in respect of such companies. These risks could adversely impact the performance of our strategies that are invested in securities of non-U.S. issuers. In addition, fluctuations in foreign currency exchange rates may affect investment return and AUM since we do not engage in currency hedging for these portfolios. Due to these factors, our AUM may fluctuate from one reporting period to another causing volatility in earnings.
Risks Related to Our Investment Strategies
Our classic value investment style subjects us to the risk that the companies in which we invest may not achieve the level of earnings recovery that we initially expect, or at all.
We generally invest in companies after they have experienced, or are expected by the market to soon experience, a shortfall in their historic earnings, due to an adverse business development, management error, accounting scandal or other disruption, and before there is clear evidence of earnings recovery or business momentum. While investors are generally less willing to invest when companies lack earnings visibility, our classic value investment approach seeks to capture the return that can be obtained by investing in a company before the market has confidence in its ability to achieve earnings recovery. However, our investment approach entails the risk that the companies included in our portfolios are not able to execute as we had expected when we originally invested in them, thereby reducing the performance of our strategies. Since our positions in these investments are often substantial, there is the risk that we may be unable to find willing purchasers for our investments when we decide to sell them.
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
Our products are best suited for investors with long-term investment horizons. In accordance with our classic value investment approach, we typically hold securities for an average of three to five years. Our investment strategies may not perform well during certain periods of time. For example, the disruption in the global credit markets and the deterioration of the economy and the financial markets beginning in the second half of 2007, and continuing through early 2009, created difficult conditions for most companies, including many of those in which we invest. In addition, our strategies may not perform well during points in the economic cycle when value-oriented stocks are relatively less attractive. For instance, during the late stages of an economic cycle, investors may purchase relatively expensive stocks in order to obtain access to above average growth, as was the case in the late 1990s. Value-oriented strategies may also experience weakness during periods when the markets are focused on one investment thesis or sector.
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
We are a holding company and have no material assets other than our ownership of membership units of our operating company. We have no independent means of generating revenue and cash flow. Our operating company is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its taxable income is allocated to its members, including us, pro-rata according to the number of membership units each member owns. Accordingly, we incur income taxes on our proportionate share of any taxable income of our operating company. We also incur expenses related to our operations. We intend to have our operating company distribute cash to its members in an amount at least equal to that necessary to cover their tax liabilities, if any, with respect to the earnings of our operating company. To the extent we need funds to pay our tax or other liabilities or to fund our operations, and our operating company is restricted from making distributions to us under applicable laws or regulations, or contractual restrictions, or does not have sufficient earnings to make these distributions, we may have to borrow funds to meet these obligations and run our business and, thus, our liquidity and financial condition could be materially adversely affected. There can be no assurance that funds will be available to borrow under such circumstances on terms acceptable to us, or at all.
We are required to pay most of the tax benefit of any amortization deductions we may claim as a result of the tax basis step up we receive in connection with the sales of membership units and any future exchanges of Class B units and this tax treatment could be challenged by tax authorities.
As part of the reorganization we implemented with our initial public offering ("IPO"), we purchased membership units of our operating company from three of its members (the "Selling Members"). In addition, holders of Class B units may, at least once each year, exchange their Class B units of our operating company for shares of our Class A common stock. These purchases and subsequent exchanges have resulted, and are expected to continue to result, in increases in our share of the tax basis in the tangible and intangible assets of our operating company that otherwise would not have been available. These increases in tax basis have reduced, and are expected to continue to reduce, the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service ("IRS") might challenge all or part of this tax basis increase, and a court might sustain such a challenge.
Pursuant to a tax receivable agreement dated October 30, 2007, among the Selling Members, all holders of Class B units after our IPO, and us, we are required to pay the Selling Members, and any holders of Class B units who elect to exchange their Class B units for shares of our Class A common stock, 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increases in amortizable tax basis due to the sale to us of their membership units. The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, may vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income, and the tax rates then applicable. Payments under the tax receivable agreement are expected to give rise to certain additional tax benefits attributable to further increases in basis. Any such benefits are covered by the tax receivable agreement and may increase the amounts due thereunder. We expect that, as a result of the size and increases in our share of the tax basis in the tangible and intangible assets of our operating company attributable to our interest therein, the payments that we may make to these members likely may be substantial.
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
Pursuant to the operating agreement of our operating company, on at least one date designated by us each year, certain holders of Class B units may exchange up to 15% of certain of their Class B units for an equivalent number of shares of our Class A common stock, subject to certain restrictions and conditions set forth in the operating agreement. Also, since 2011, the non-employee members of our operating company may exchange all of their vested Class B units, in accordance with the timing restrictions set forth in the operating agreement.
Pursuant to the resale and registration rights agreement, dated October 30, 2007, among the holders of Class B units and us, on at least one date designated by us each year these holders may resell the shares of Class A common stock issued to them upon the exchange of up to 15% of certain of their Class B units, or, in the case of non-employee members, all of their Class B units.
We have shelf registration statements filed with the SEC which register shares of our Class A common stock for resale, as well as for issuance in exchange for Class B units of our operating company. We also have an effective shelf registration statement for the potential primary offering of certain classes of securities. On February 17, 2009, the SEC declared effective our shelf registration statement on Form S-3, in which we registered 57,937,910 shares of our Class A common stock for issuance upon the exchange of an equivalent number of vested Class B units of the operating company. On January 27, 2012, the SEC declared effective a registration statement on Form S-3 which registers the resale of 40,114,701 shares of our Class A common stock by the selling stockholders named therein. On March 20, 2013, the SEC declared effective a registration statement on Form S-3, in which we registered 529,590 shares of our Class A common stock for issuance upon the exchange of an equivalent number of vested Class B units of the operating company. On April 30, 2014, the SEC declared effective a registration statement on Form S-3 which, among other things, registers up to a maximum aggregate offering price of $150,000,000 of our securities. The market price of our Class A common stock could decline as a result of sales pursuant to the Form S-3 registration statements, or the perception that such sales could occur.
During 2014, we established July 31, 2014 as an exchange date. Certain employee members, non-employee members and permitted transferees of one of our executive officers, elected to exchange an aggregate of 1,150,060 of their Class B units for an equivalent number of shares of our Class A common stock, which, with the exception of those held by these permitted transferees, are freely tradable.

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
Our Class B stockholders collectively hold approximately 95.3% of the combined voting power of our common stock. These stockholders consist of four of our named executive officers, 32 of our other employees, certain other members of our operating company, including one of our directors and his related entities, and former employees. Holders of shares of our Class B common stock have entered into a Class B Stockholders’ Agreement with respect to all shares of Class B common stock then held by them and any additional shares of Class B common stock they may acquire in the future. Pursuant to this agreement, they may vote these shares of Class B common stock together on all matters submitted to a vote of our common stockholders. To the extent that we cause our operating company to issue additional Class B units, which may be granted, subject to vesting, to our employees pursuant to the PIM LLC 2006 Equity Incentive Plan, these employees will be entitled to receive an equivalent number of shares of our Class B common stock, subject to the condition that they agree to enter into this Class B Stockholders’ Agreement. Each share of our Class B common stock entitles its holder to five votes per share for so long as the Class B stockholders collectively hold 20% of the total number of shares of our common stock outstanding. When a Class B unit is exchanged for a share of our Class A common stock, an unvested Class B unit is forfeited due to the employee holder’s failure to satisfy the conditions of the award agreement pursuant to which it was granted, or any Class B unit is forfeited as a result of a breach of any restrictive covenants contained in our operating company’s amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed by us.
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
As of the date of this Annual Report, our corporate headquarters and principal offices are located at 120 West 45th Street, New York, New York 10036, where we occupy approximately 25,000 square feet out of 35,000 square feet of space under our non-cancellable operating lease, the term of which expires in October 2015. In 2011, we entered into a non-cancellable sublease agreement for approximately 10,000 square feet of excess office space associated with this operating lease.
On June 13, 2014, we entered into a lease agreement with Mutual of America Life Insurance Company providing for an operating lease expiring on December 31, 2025 to occupy the entire 8th floor of 320 Park Avenue, New York, New York 10022 which will become our new corporate headquarters. The term of the lease commenced on October 10, 2014. We plan to move to our new corporate headquarters during the second quarter of 2015.

ITEM 3.	LEGAL PROCEEDINGS
In the normal course of business, we may be subject to various legal and administrative proceedings.
Currently, there are no material legal proceedings pending against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “PZN”. As of March 9, 2015, there were approximately 32 record holders of our Class A common stock and 78 record holders of our Class B common shares. These numbers do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.
The following table sets forth the quarterly high and low sales prices of our Class A common stock on the NYSE for the periods indicated and dividends declared during such periods.

	2014			2013
Quarter	High	Low	Dividends Declared Per Share	High	Low	Dividends Declared Per Share
Quarter Ended March 31	$12.73	$9.89	$0.26	$7.19	$5.22	$0.16
Quarter Ended June 30	$12.68	$9.02	$0.03	$7.05	$5.43	$0.03
Quarter Ended September 30	$11.30	$9.04	$0.03	$7.49	$6.34	$0.03
Quarter Ended December 31	$10.58	$8.32	$0.03	$11.87	$6.44	$0.03
Our Dividend Policy
Our Board of Directors has targeted a cash dividend payout ratio of approximately 70% to 80% of annual non-GAAP net income, subject to growth initiatives and other funding needs. We use non-GAAP measures, discussed in further detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Non-GAAP Net Income” in Part II of this Annual Report to assess the strength of the underlying operations of the business. We believe non-GAAP measures provide information to better analyze our operations between periods, and over time. As a holding company, we have no material assets other than our ownership of membership interests in our operating company. As a result, we depend upon distributions from our operating company to pay any dividends that our Board of Directors may declare to be paid to our Class A common stockholders, if any. When and if our Board of Directors declares any such dividends, we then cause our operating company to make distributions to us in an amount sufficient to cover the dividends declared. We may not pay dividends to our Class A common stockholders in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends, or any of our financing facilities or other agreements restrict us from doing so. To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.
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
Recent Issuances of Unregistered Securities
In 2014, in connection with new employee member grants and year-end compensation, we issued an aggregate of 695,331 Class B units of our operating company, and the related 695,331 shares of Class B common stock to employee members. Certain of these Class B Units, referred to as Delayed Exchange Class B Units, vest immediately upon the date of grant and have the right to receive dividend payments; however, they cannot be exchanged for shares of the Company's Class A common stock until seven years after the date of grant, and do not carry rights associated with the tax receivable agreement. In addition, we awarded an aggregate of 102,110 Phantom Class B units, which vest ratably over ten years beginning on the date of grant, are subject to continued employment with us, and are not entitled to receive dividends or dividend equivalents until vested. See Note 3 to our consolidated financial statements beginning on page F-13 of this Annual Report for a more detailed description of the Delayed Exchange and Phantom Class B units.
Further, in connection with the vesting of certain employee members' mandatory deferred compensation, in 2014 we issued 54,984 Class B units of the operating company and the related 54,984 shares of Class B common stock. For a description of the Bonus Plan, see “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Bonus Plan.”

The exercise of options to acquire an aggregate of 159,602 Class B units of our operating company by certain employee members, resulted in the issuance of 95,199 Class B units after the redemption of 64,403 Class B units for the cashless exercise of the options.

In 2014, a total of 423,236 Class B units were issued to various employee members in connection with the vesting of their Phantom Class B units granted in prior years.
Furthermore, in 2014, we issued an aggregate of 31,507 shares of Phantom Class A common stock to our non-employee directors, see “Item 11 — Executive Compensation — 2014 Non-Employee Director Compensation.”
The issuances described above did not involve any public offering, general advertising or general solicitation. If certificates were issued to represent the securities, they bear a restrictive legend. On the basis of these facts, the securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).
Performance Graph
The following graph compares the cumulative total stockholder return on our Class A common stock over the five-year period ending December 31, 2014, with the cumulative total return of the S&P 500® and the SNL Asset Manager Index*. The graph assumes the investment of $100 in our common stock, and in each of the two indices, on December 31, 2009 and the reinvestment of all dividends, if any.

	Period Ending
Index	2009	2010	2011	2012	2013	2014
Pzena Investment Management, Inc.	$100.00	$93.26	$56.15	$73.40	$165.23	$136.70
SNL Asset Manager Index*	$100.00	$115.11	$99.57	$127.75	$195.30	$206.04
S&P 500 Index	$100.00	$115.06	$117.49	$136.30	$180.42	$204.81

*	The SNL Asset Manager Index is comprised of the securities of 41 publicly traded asset management companies.
In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any future filings by us under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(in millions)
October 1, 2014 through October 31, 2014	85,716	$9.62	85,716	$20.6
November 1, 2014 through November 30, 2014	160,472	9.56	160,472	19.0
December 1, 2014 through December 31, 2014	17,872	8.85	17,872	18.5
Total	264,060	$9.53	264,060	$18.5

(1)
Our share repurchase program was announced on April 24, 2012. The Board of Directors authorized us to repurchase an aggregate of $10.0 million of our outstanding Class A common stock, and Class B units of the operating company, on the open market and in private transactions in accordance with applicable securities laws. On February 5, 2014, the Board of Directors authorized us to repurchase an additional $20.0 million of our outstanding Class A common stock and Class B units of the operating company. The timing, number, and value of common shares and units repurchased are subject to our discretion. Our share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, or for any reason.

(2)
The dollar amount in the column entitled "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs," reflects the remainder of the program and also reflects the repurchase of 38,364 of the operating company's Class B units during December 2014 for an average price of $9.39 per unit. Class B units are repurchased at fair value determined by reference to our Class A common stock on the date of the transaction since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.

Equity Compensation Plan Information
For certain information concerning securities authorized for issuance under our equity compensation plans, see “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information.”

ITEM 6.	SELECTED FINANCIAL DATA
The following tables set forth selected historical consolidated financial data of Pzena Investment Management, Inc. The selected consolidated statements of operations data for the years ended December 31, 2014, 2013, and 2012 and the selected consolidated statements of financial condition data as of December 31, 2014 and 2013, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements included in this Annual Report.
The selected consolidated statement of operations data for the years ended December 31, 2011 and 2010, and the selected consolidated statements of financial condition as of December 31, 2012, 2011 and 2010, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements not included in this report.
You should read the following selected historical consolidated financial data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the related notes included in this Annual Report.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share amounts)
Statements of Operations Data:
REVENUE
Management Fees	$108,675	$91,866	$75,980	$79,230	$77,025
Performance Fees	3,836	3,903	300	3,815	500
Total Revenue	112,511	95,769	76,280	83,045	77,525
EXPENSES
Cash Compensation and Benefits	32,396	31,374	28,690	29,518	25,895
Other Non-Cash Compensation	8,877	5,448	3,065	5,047	3,653
Total Compensation and Benefits Expense	41,273	36,822	31,755	34,565	29,548
General and Administrative Expenses	10,285	8,099	7,346	10,626	8,007
TOTAL OPERATING EXPENSES	51,558	44,921	39,101	45,191	37,555
Operating Income	60,953	50,848	37,179	37,854	39,970
Other Income/(Expense)	(4,036)	(1,821)	(863)	(1,466)	(2,744)
INCOME BEFORE INCOME TAXES	56,917	49,027	36,316	36,388	37,226
Income Tax Provision/(Benefit)	1,883	589	1,911	3,145	741
Consolidated Net Income	55,034	48,438	34,405	33,243	36,485
Less: Net Income Attributable to Non-Controlling Interests.	46,934	41,768	30,565	29,861	32,674
NET INCOME/(LOSS) Attributable to Pzena Investment Management, Inc.	$8,100	$6,670	$3,840	$3,382	$3,811
Per Share Data(1):
Net Income/(Loss) for Basic Earnings per Share	$8,100	$6,670	$3,840	$3,382	$3,811
Basic Earnings/(Loss) per Share	$0.64	$0.56	$0.36	$0.34	$0.41
Basic Weighted Average Shares Outstanding	12,628,676	11,990,757	10,787,540	9,972,978	9,186,520
Net Income/(Loss) for Diluted Earnings per Share	$35,685	$30,317	$20,821	$20,631	$22,419
Diluted Earnings/(Loss) per Share	$0.53	$0.45	$0.32	$0.32	$0.34
Diluted Weighted Average Shares Outstanding	67,797,524	66,759,840	65,491,273	65,095,797	64,985,753
Cash Dividends Declared Per Share	$0.35	$0.25	$0.28	$0.12	$0.24

(1)
The operating company issues Class B units that have non-forfeitable dividend rights. Under the “two-class method”, these units are considered participating securities and are required to be included in the computation of diluted earnings per share.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Statements of Financial Condition Data:
Cash and Cash Equivalents	$39,109	$33,878	$32,645	$35,083	$16,381
TOTAL ASSETS	111,886	80,213	64,679	66,678	48,402
TOTAL LIABILITIES	26,853	21,664	16,713	20,454	14,606
Non-Controlling Interests	66,632	42,187	33,397	32,287	23,224
EQUITY	18,401	16,362	14,569	13,937	10,572

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. At December 31, 2014, our assets under management, or AUM, was $27.7 billion. We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena Mutual Funds, certain private placement funds and non-U.S. funds.
We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”). As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income. As of December 31, 2014, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 19.8% and 80.2%, respectively, of the economic interests in the operations of our business.
Non-GAAP Net Income
Our results for the years ended December 31, 2014, 2013, and 2012 included recurring adjustments related to our tax receivable agreement and the associated liability to its selling and converting shareholders, in addition to adjustments related to certain non-recurring charges recognized in operating expense in the fourth quarter of 2014. We believe that these accounting adjustments add a measure of non-operational complexity which partially obscures the underlying performance of our business. In evaluating our financial condition and results of operations, we also review certain non-GAAP measures of net income, which exclude these items. Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $34.5 million and $0.51, respectively, for the year ended December 31, 2014, $29.3 million and $0.44, respectively, for the year ended December 31, 2013, and $20.4 million and $0.31, respectively, for the year ended December 31, 2012. GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of other adjustments, the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, and adjustments related to the non-recurring charges recognized in operating expense in the fourth quarter of 2014. Our effective tax rate, exclusive of these adjustments, was 41.3% for the year ended December 31, 2014, and approximately 41.7% and 42.9% for the years ended December 31, 2013 and 2012, respectively. See “Operating Results — Income Tax Expense” below.
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

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands, except share and per share amounts)
GAAP Net Income	$8,100	$6,670	$3,840
Net Effect of Non-Recurring Lease Expenses	35	—	—
Net Effect of Tax Receivable Agreement	(1,392)	(989)	(421)
Non-GAAP Net Income	$6,743	$5,681	$3,419
GAAP Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	$47,026	$40,533	$29,711
Effect of Non-Recurring Lease Expenses	313	—	—
Non-GAAP Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	47,339	40,533	29,711
Less: Assumed Corporate Income Taxes	19,570	16,886	12,730
Assumed After-Tax Income of Pzena Investment Management, LLC	27,769	23,647	16,981
Non-GAAP Net Income of Pzena Investment Management, Inc.	6,743	5,681	3,419
Non-GAAP Diluted Net Income	$34,512	$29,328	$20,400
Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$34,512	$29,328	$20,400
Non-GAAP Diluted Earnings Per Share	$0.51	$0.44	$0.31
Non-GAAP Diluted Weighted-Average Shares Outstanding	67,797,524	66,759,840	65,491,273
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
Pursuant to our sub-investment advisory agreements with our retail clients and advisory agreements with Pzena-branded funds, we are generally paid a management fee according to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed-rate management fees. Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of AUM, are lower than the advisory fees we earn on our institutional accounts.
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
Expenses
Our expenses consist primarily of Compensation and Benefits Expense, as well as General and Administrative Expense. Our largest expense is Compensation and Benefits, which includes the salaries, bonuses, equity-based compensation, and related benefits and payroll costs attributable to our employee members and employees. Compensation and benefits packages are benchmarked against relevant industry and geographic peer groups in order to attract and retain qualified personnel. General and Administrative Expense includes lease expenses, professional and outside services fees, depreciation, costs associated with operating and maintaining our research, trading and portfolio accounting systems, and other expenses. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the overall size and scale of our business operations.
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

Non-Controlling Interests
Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence. We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as a non-controlling interest in our consolidated financial statements. As a result, our income is generated by our economic interest in our operating company’s net income. As of December 31, 2014, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 19.8% and 80.2%, respectively, of the economic interests in the operations of our business.
Operating Results
Assets Under Management and Flows
As of December 31, 2014, our approximately $27.7 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets. The performance of our largest investment strategies as of December 31, 2014 is further described below. We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings. While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.
The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to December 31, 2014, and in the five-year, three-year, and one-year periods ended December 31, 2014, relative to the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy.

	Period Ended December 31, 2014[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.4%	15.1%	22.4%	11.6%
Annualized Net Returns	6.9%	14.6%	21.9%	11.2%
Russell 1000® Value Index	6.7%	15.4%	20.9%	13.5%
Large Cap Expanded Value (July 2012)
Annualized Gross Returns	24.3%	N/A	N/A	12.3%
Annualized Net Returns	24.1%	N/A	N/A	12.1%
Russell 1000® Value Index	21.5%	N/A	N/A	13.5%
Global Focused Value (January 2004)
Annualized Gross Returns	5.7%	10.9%	19.7%	0.3%
Annualized Net Returns	4.9%	10.1%	18.9%	(0.3)%
MSCI® World Index – Net/U.S.$[2]	6.8%	10.2%	15.5%	4.9%
International (ex-U.S.) Expanded Value (November 2008)
Annualized Gross Returns	13.4%	8.0%	15.2%	(7.0)%
Annualized Net Returns	13.1%	7.7%	14.8%	(7.3)%
MSCI® EAFE Index – Net/U.S.$[2]	9.1%	5.3%	11.1%	(4.9)%
Focused Value (January 1996)
Annualized Gross Returns	11.4%	16.0%	23.3%	11.4%
Annualized Net Returns	10.6%	15.3%	22.5%	10.7%
Russell 1000® Value Index	9.2%	15.4%	20.9%	13.5%
Global Expanded Value (January 2010)
Annualized Gross Returns	10.5%	10.5%	18.4%	1.7%

Annualized Net Returns	10.2%	10.2%	18.0%	1.4%
MSCI® World Index – Net/U.S.$[2]	10.2%	10.2%	15.5%	4.9%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	14.6%	17.4%	24.1%	10.9%
Annualized Net Returns	13.3%	16.3%	22.9%	9.7%
Russell 2000® Value Index	10.2%	14.3%	18.3%	4.2%
Mid Cap Expanded Value (April 2014)
Annualized Gross Returns	5.2%	N/A	N/A	N/A
Annualized Net Returns	5.1%	N/A	N/A	N/A
Russell Mid Cap® Value Index	9.1%	N/A	N/A	N/A
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	1.2%	2.3%	7.2%	(9.9)%
Annualized Net Returns	0.3%	1.7%	6.6%	(10.5)%
MSCI® Emerging Markets Index – Net/U.S.$[2]	(1.3)%	1.8%	4.0%	(2.2)%
International (ex-US) Focused Value (January 2004)
Annualized Gross Returns	6.6%	8.7%	15.7%	(8.8)%
Annualized Net Returns	5.7%	7.9%	14.9%	(9.4)%
MSCI EAFE® Index – Net/U.S.$2	5.8%	5.3%	11.1%	(4.9)%
European Focused Value (August 2008)
Annualized Gross Returns	5.5%	8.1%	17.3%	(10.8)%
Annualized Net Returns	5.2%	7.7%	16.9%	(11.1)%
MSCI® Europe Index – Net/U.S.$[2]	1.6%	5.3%	11.9%	(6.2)%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	13.6%	18.6%	23.2%	10.2%
Annualized Net Returns	12.8%	17.7%	22.4%	9.5%
Russell Mid Cap® Value Index	11.1%	17.4%	22.0%	14.7%

(1)	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

(2)	Net of applicable withholding taxes and presented in U.S.$.
Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At December 31, 2014, the Large Cap Focused Value strategy generated a one-year annualized gross return of 11.6%, underperforming its benchmark. The underperformance was broad based and primarily driven by our overweight position and stock selection in both the financial service and consumer discretionary sectors, which was partially offset by our overweight position in the technology sector.
Large Cap Expanded Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At December 31, 2014, the Large Cap Expanded Value strategy generated a one-year annualized gross return of 12.3%, underperforming its benchmark. The underperformance was broad based and primarily driven by our stock selection in both the financial service and consumer discretionary sectors, which was partially offset by our overweight position in the technology sector and stock selection in the producer durables sector.
Global Focused Value.  This strategy reflects a portfolio composed of approximately 40-60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At December 31, 2014, the Global Focused Value strategy generated a one-year annualized gross return of 0.3%, underperforming its benchmark. This underperformance was primarily driven by our overweight position in Europe, stock selection and overweight positions in the energy sector, along with our underweight position in the healthcare sector. This underperformance was partially offset by our stock selection and overweight position in the technology sector.

International (ex-U.S.) Expanded Value.  This strategy reflects a portfolio composed of approximately 60-80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At December 31, 2014, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of (7.0)%, underperforming its benchmark. The top contributors to relative underperformance were our stock selection in the industrials and consumer discretionary sectors, and our overweight position in the energy sector.
Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At December 31, 2014, the Focused Value strategy generated a one-year annualized gross return of 11.4%, underperforming its benchmark. The underperformance was broad based and driven by our overweight position and stock selection in the consumer discretionary sector, our exposure in the producer durables sector, and our underweight exposure to the utilities sector. This underperformance was partially offset by our overweight position in the technology sector.
Global Expanded Value.  This strategy reflects a portfolio composed of approximately 60-95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At December 31, 2014, the Global Expanded Value strategy generated a one-year annualized gross return of 1.7%, underperforming its benchmark. This underperformance was primarily driven by our overweight position in Europe and the energy sector, as well as our underweight position and stock selection in the healthcare sector. This underperformance was partially offset by our stock selection in the technology sector.
Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At December 31, 2014, the Small Cap Focused Value strategy generated a one-year annualized gross return of 10.9%, outperforming its benchmark. A broad number of holdings across a diverse range of industries contributed to this outperformance, specifically certain stocks in the energy, technology, and healthcare sectors.
Mid Cap Expanded Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in April 2014. At December 31, 2014, the Mid Cap Expanded Value strategy generated a since inception gross return of 5.2%, underperforming its benchmark. Producer durables holdings were the largest contributors to this underperformance. The underperformance was also driven by our overweight position in the energy sector.
Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At December 31, 2014, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of (9.9)%, underperforming its benchmark. The main contributors to this underperformance include holdings across a diverse range of industries, specifically certain positions in the industrials and financial services sectors, our overweight position and stock selection in the energy sector, and certain Korean and Brazilian stocks.
International (ex-U.S.) Focused Value.  This strategy reflects a portfolio composed of approximately 30-50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004. At December 31, 2014, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of (8.8)%, underperforming its benchmark. The top contributors to relative underperformance were our stock selection in the consumer discretionary and industrials sectors and our overweight position in the energy sector.
European Focused Value. This strategy reflects a portfolio composed of approximately 40-50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At December 31, 2014, the European Focused Value strategy generated a one-year annualized gross return of (10.8)%, underperforming its benchmark. This underperformance was driven primarily by our stock selection and overweight position in the industrials sector, our underweight position in the healthcare sector, and our overweight position in the energy sector.
Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At December 31, 2014, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 10.2%, underperforming its benchmark. Producer durables holdings were the largest contributors to this underperformance. The underperformance was also driven by positioning in the financial services and utilities sectors.
Our earnings and cash flows are heavily dependent upon prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional accounts and our retail accounts for the years ended December 31, 2014, 2013, and 2012 is described below. Inflows are composed of the investment of new or additional assets by new or existing clients. Outflows consist of redemptions of assets by existing clients.

	For the Year Ended December 31,
Assets Under Management	2014	2013	2012
	(in billions)
Institutional Accounts
Assets
Beginning of Period	$15.4	$11.2	$11.3
Inflows	2.8	1.9	0.7
Outflows	(3.0)	(2.0)	(2.8)
Net Flows	(0.2)	(0.1)	(2.1)
Market Appreciation/(Depreciation)	0.4	4.3	2.0
End of Period	$15.6	$15.4	$11.2
Retail Accounts
Assets
Beginning of Period Assets	$9.6	$5.9	$2.2
Inflows	3.3	2.3	4.0
Outflows	(1.7)	(1.2)	(1.0)
Net Flows	1.6	1.1	3.0
Market Appreciation/(Depreciation)	0.9	2.6	0.7
End of Period	$12.1	$9.6	$5.9
Total
Assets
Beginning of Period	$25.0	$17.1	$13.5
Inflows	6.1	4.2	4.7
Outflows	(4.7)	(3.2)	(3.8)
Net Flows	1.4	1.0	0.9
Market Appreciation/(Depreciation)	1.3	6.9	2.7
End of Period	$27.7	$25.0	$17.1
The following table describes the allocation of our AUM among our investment strategies, as of December 31, 2014, 2013, and 2012:

	AUM at December 31,
Investment Strategy	2014	2013	2012
	(in billions)
U.S. Value Strategies[1]	$16.8	$15.1	$10.9
Global Value Strategies[1]	5.6	6.3	4.1
Non-U.S. Value Strategies	5.3	3.6	2.1
Total	$27.7	$25.0	$17.1
1 During 2013, approximately $0.1 billion of previously reported assets under management in U.S. Value Strategies has been reclassified to Global Value Strategies. Historical information has been reclassified for all periods presented.
During the year ended December 31, 2014, our AUM increased $2.7 billion, or 10.8%, from $25.0 billion at December 31, 2013. This increase is primarily due to inflows in our U.S. and Non-U.S. strategies and market appreciation during the year ended December 31, 2014.
At December 31, 2014, we managed $15.6 billion in institutional accounts and $12.1 billion in retail accounts, for a total of $27.7 billion in assets. For the year ended December 31, 2014, we experienced total gross inflows of $6.1 billion and $1.3 billion in market appreciation, which were partially offset by total gross outflows of $4.7 billion. Assets in institutional accounts increased by $0.2 billion, or 1.3%, from $15.4 billion at December 31, 2013, due to $2.8 billion in gross inflows and $0.4 billion in market appreciation, partially offset by $3.0 billion in gross outflows. Assets in retail accounts increased by $2.5 billion, or 26.0%, from $9.6 billion at December 31, 2013 as a result of $3.3 billion in gross inflows and $0.9 billion in market appreciation, partially offset by $1.7 billion in gross outflows.
At December 31, 2013, we managed $15.4 billion in institutional accounts and $9.6 billion in retail accounts, for a total of $25.0 billion in assets. For the year ended December 31, 2013, we experienced $6.9 billion in market appreciation and total gross inflows of $4.2 billion, which were partially offset by total gross outflows of $3.2 billion. Assets in institutional accounts increased by $4.2 billion, or 37.5%, from $11.2 billion at December 31, 2012, due to $4.3 billion in market appreciation and $1.9 billion in gross inflows, partially offset by $2.0 billion in gross outflows. Assets in retail accounts increased by $3.7 billion, or 62.7%, from $5.9 billion at December 31, 2012 as a result of $2.6 billion in market appreciation and $2.3 billion in gross inflows, partially offset by $1.2 billion in gross outflows.
At December 31, 2012, we managed $11.2 billion in institutional accounts and $5.9 billion in retail accounts, for a total of $17.1 billion in assets. For the year ended December 31, 2012, we experienced total gross inflows of $4.7 billion and market appreciation of $2.7 billion, which were partially offset by gross outflows of $3.8 billion. Assets in institutional accounts decreased by $0.1 billion, or 0.9%, from $11.3 billion at December 31, 2011 due to $2.8 billion in gross outflows, partially offset by $2.0 billion in market appreciation and $0.7 billion in gross inflows. Assets in retail accounts increased by $3.7 billion, or 168%, from $2.2 billion at December 31, 2011, as a result of $4.0 billion in gross inflows and $0.7 billion in market appreciation, partially offset by $1.0 billion in gross outflows. Retail inflows are primarily associated with our assignment to manage 28% of the Vanguard Windsor Fund as of the beginning of August 2012.
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
Revenues
Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three years ended December 31, 2014 is described below:

	For the Year Ended December 31,
Revenue	2014	2013	2012
	(in thousands)
Institutional Accounts	$82,805	$75,783	$64,919
Retail Accounts	29,706	19,986	11,361
Total	$112,511	$95,769	$76,280
Year Ended December 31, 2014 versus December 31, 2013
Our total revenue increased $16.7 million, or 17.5%, to $112.5 million for the year ended December 31, 2014 from $95.8 million for the year ended December 31, 2013. This change was driven primarily by an increase in average assets. For the years ended December 31, 2014 and 2013, average assets were $26.2 billion and $21.0 billion, respectively. This increase in average assets was driven by net inflows and market appreciation during 2014.
Our weighted average fee rates were 0.430% and 0.456% for the years ended December 31, 2014 and 2013, respectively. This decrease was primarily due to a shift in mix towards our expanded products and larger relationships as well as a shift in mix between our institutional and retail strategies, which generally carry lower fees. For the year ended December 31, 2014, average assets in our institutional and retail strategies were 56.9% and 43.1%, respectively, of total average AUM. For the year ended December 31, 2013, average assets in our institutional and retail strategies were 62.4% and 37.6%. Average assets in institutional accounts increased $1.8 billion, or 13.7%, to $14.9 billion for the year ended December 31, 2014, from $13.1 billion for the year ended December 31, 2013, and had weighted average fees of 0.555% and 0.580% for the years ended December 31, 2014 and 2013, respectively. Weighted-average fee rates decreased primarily due to a a higher mix of assets in our expanded products and larger relationships, which generally carry lower fee rates, as well as a decrease in institutional performance fees recognized during 2014. Average assets in retail accounts increased $3.4 billion, or 43.0%, to $11.3 billion for the year ended December 31, 2014, from $7.9 billion for the year ended December 31, 2013, and had weighted average fees of 0.264% and 0.252% for the years ended December 31, 2014 and 2013, respectively. The increase in weighted average fees in retail accounts was due primarily to an increase in retail performance fees recognized during 2014 as well as the addition of assets in strategies which generally carry higher fee rates.
Year Ended December 31, 2013 versus December 31, 2012
Our total revenue increased $19.5 million, or 25.5%, to $95.8 million for the year ended December 31, 2013, from $76.3 million for the year ended December 31, 2012. This change was driven primarily by a $3.6 million increase in performance fees recognized, as well as an increase in average assets. For the years ended December 31, 2013 and 2012, average assets were $21.0 billion and $14.9 billion, respectively. The increase in average assets was driven by market appreciation and net inflows during 2013.
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
Expenses
Our operating expense is driven primarily by our compensation costs. The table below describes the components of our operating expense for the years ended December 31, 2014, 2013, and 2012.

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash Compensation and Other Benefits	$32,396	$31,374	$28,690
Other Non-Cash Compensation	8,877	5,448	3,065
Total Compensation and Benefits Expense	41,273	36,822	31,755
General and Administrative Expense	10,285	8,099	7,346
Total Operating Expenses	$51,558	$44,921	$39,101
Year Ended December 31, 2014 versus December 31, 2013
Total operating expense increased by $6.6 million, or 14.8%, to $51.6 million for the year ended December 31, 2014, from $44.9 million for the year ended December 31, 2013.
Compensation and benefits expense increased by $4.5 million, or 12.1%, to $41.3 million for the year ended December 31, 2014, from $36.8 million for the year ended December 31, 2013. This increase reflects an increase in compensation and headcount. The $3.4 million increase in non-cash compensation was primarily due to a shift in compensation mix associated with the 2014 issuance of non-cash awards. We would expect non-cash compensation expense in subsequent years to depend on the size and composition of awards granted under our equity incentive plans.

General and administrative expense increased by $2.2 million, or 27.0%, to $10.3 million for the year ended December 31, 2014, from $8.1 million for the year ended December 31, 2013. This increase includes $0.6 million of expenses paid for our mutual funds that were launched in 2014. We contractually agreed to waive a portion or all of our management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. During 2014, we also entered into an operating lease agreement for our new corporate headquarters. The term of the lease commenced in October 2014 and we plan to move to our new corporate headquarters during the first half of 2015. General and administrative expense in the fourth quarter of 2014 includes $0.4 million in lease expenses associated with our new corporate headquarters as well as $0.4 million lease expenses associated with our current headquarters that we do not expect to recur after we move to our new corporate headquarters. The remainder of the increase in general and administrative expense is primarily due to an increase in business activities during 2014.
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
Other Expense
Year Ended December 31, 2014 versus December 31, 2013
Other expense was $4.0 million for the year ended December 31, 2014, and consisted primarily of $4.2 million in expense related to adjustments to our liability to our selling and converting shareholders and less than $0.1 million in losses and other investment income, partially offset by $0.4 interest and dividend income. Other expense was $1.8 million for the year ended December 31, 2013, and consisted primarily of $4.5 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $2.4 million of net realized and unrealized gain from investments and $0.3 million in interest and dividend income. As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders. The $2.4 million year-over-year change in net realized and unrealized gains was due to investment performance.
Year Ended December 31, 2013 versus December 31, 2012
Other expense was $1.8 million for the year ended December 31, 2013, and consisted primarily of $4.5 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $2.4 million of net realized and unrealized gain from investments and $0.3 million in interest and dividend income. Other expense was $0.9 million for the year ended December 31, 2012, and consisted primarily of $2.6 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $1.5 million of net realized and unrealized gain from investments and $0.3 million in interest and dividend income. As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders. The $0.9 million year-over-year change in net realized and unrealized gains was due to investment performance.
Income Tax Expense
Our results for the years ended December 31, 2014, 2013, and 2012 included the effects of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and non-recurring lease expenses discussed in “Expenses,” above. Our effective tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and adjustments related to non-recurring expenses recognized in operating expense in the fourth quarter of 2014, was 40.1%, 38.9%, and 42.8% for the years ended December 31, 2014, 2013, and 2012, respectively.

Non-GAAP income before corporate income taxes used to calculate our income before income taxes for the years ended December 31, 2014, 2013, and 2012 are as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Income Before Income Taxes	$56,917	$49,027	$36,316
Effect of Non-Recurring Lease Expenses	392	—	—
Change in Liability to Selling and Converting Shareholders	4,168	4,468	2,647
Non-GAAP Unincorporated Business Taxes	(2,966)	(2,434)	(2,420)
Non-GAAP Net Income Attributable to Non-Controlling Interests	(47,247)	(41,768)	(30,565)
Non-GAAP Income Before Corporate Taxes	$11,264	$9,293	$5,978
Unincorporated Business Taxes	$2,953	$2,434	$2,420
Add back: Effect of Non-Recurring Lease Expenses	13	—	—
Non-GAAP Unincorporated Business Taxes	$2,966	$2,434	$2,420
Net Income Attributable to Non-Controlling Interests	$46,934	$41,768	$30,565
Add back: Effect of One-Time Adjustments	313	—	—
Non-GAAP Net Income Attributable to Non-Controlling Interests	$47,247	$41,768	$30,565
Our non-GAAP effective tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, and non-recurring lease expenses recognized in operating expense in the fourth quarter of 2014, was determined as follows:

	For the Year Ended December 31,
	2014		2013		2012
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)		(in thousands)
Federal Corporate Tax	$3,830	34.0%	$3,159	34.0%	$2,032	34.0%
State and Local Taxes, Net of Federal Benefit	827	7.3%	716	7.7%	529	8.9%
Prior Period and Other Adjustments	(136)	(1.2)%	(263)	(2.8)%	(2)	(0.1)%
Non-GAAP Effective Taxes	$4,521	40.1%	$3,612	38.9%	$2,559	42.8%
Year Ended December 31, 2014 versus December 31, 2013
Income tax expense increased $1.3 million, from $0.6 million for the year ended December 31, 2013, to $1.9 million for the year ended December 31, 2014. The 2014 and 2013 income tax expense included $6.2 million and $6.1 million, respectively, of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset related to our tax receivable agreement. The 2014 and 2013 income tax expense also reflect a $0.9 million and $0.3 million adjustment, respectively, associated with the net impact of the change in the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with a change in the effective tax rate and the prior year's final tax return. Exclusive of these adjustments, the remaining income tax expense for the year ended December 31, 2014 consisted of $3.0 million in operating company unincorporated business taxes, $4.2 million of corporate income taxes partially offset by a $0.2 million decrease in the valuation allowance associated with items not related to our tax receivable agreement. On a similar basis, the remaining income tax expense for the year ended December 31, 2013 consisted of $2.4 million of operating company unincorporated business taxes and $4.0 million of corporate income taxes partially offset by a $0.4 million decrease in the valuation allowance associated with items not related to our tax receivable agreement. The flat operating company unincorporated business tax reflects the $0.6 million tax benefit associated with the amendment of prior year tax returns to change the methodology for state and local receipts as well as the change in the current methodology for state and local receipts made during the first quarter of 2013, offset by an increase in taxable income. The increase in corporate income taxes primarily reflects the increase in net income. A comparison of the GAAP effective tax rates for the years ended December 31, 2014 and 2013 is not meaningful due to the valuation allowance adjustments.

Year Ended December 31, 2013 versus December 31, 2012
Income tax expense decreased $1.3 million, from $1.9 million for the year ended December 31, 2012, to $0.6 million for the year ended December 31, 2013. The 2013 and 2012 income tax expense included $6.1 million and $3.1 million, respectively, of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset related to our tax receivable agreement. The 2013 income tax expense also reflects a $0.3 million adjustment associated with the net impact of the change in the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with the change in the effective tax rate and the prior year's final tax return. Exclusive of these adjustments, the remaining income tax expense for the year ended December 31, 2013 consisted of $2.4 million in operating company unincorporated business taxes, $4.0 million of corporate income taxes partially offset by a $0.4 million decrease in the valuation allowance associated with items not related to our tax receivable agreement. On a similar basis, the remaining income tax expense for the year ended December 31, 2012 consisted of $2.4 million of operating company unincorporated business taxes and $2.6 million of corporate income taxes. The flat operating company unincorporated business tax reflects the $0.6 million tax benefit associated with the amendment of prior year tax returns to change the methodology for state and local receipts as well as the change in the current methodology for state and local receipts made during the first quarter of 2013, offset by an increase in taxable income. The increase in corporate income taxes primarily reflects the increase in net income. A comparison of the GAAP effective tax rates for the years ended December 31, 2013 and 2012 is not meaningful due to the valuation allowance adjustments.
Non-Controlling Interests
Year Ended December 31, 2014 versus December 31, 2013
Net income attributable to non-controlling interests was $46.9 million for the year ended December 31, 2014, and consisted of $47.0 million associated with our employees' and outside investors' approximately 80.6% weighted-average interest in the income of the operating company, and approximately $0.1 million associated with our consolidated subsidiaries' interest in the losses of our consolidated investment partnerships. Net income attributable to non-controlling interests was $41.8 million for the year ended December 31, 2013, and consisted of $40.5 million associated with our employees’ and outside investors’ approximately 81.4% weighted-average interest in the income of the operating company, and approximately $1.2 million associated with our consolidated subsidiaries’ interest in the income of our consolidated investment partnerships. The change in net income attributable to non-controlling interests reflects primarily the increase in our average AUM, which had a corresponding positive impact on operating company revenues and income. This increase also reflects a decrease in the performance in our consolidated investment partnerships in 2014 compared to 2013.

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
Liquidity and Capital Resources
Historically, the working capital needs of our business have primarily been met through the cash generated by our operations. Distributions to members of our operating company are our largest use of cash from financing activities. Other activities include purchases and sales of investments to fund our deferred compensation program, capital expenditures and strategic growth initiatives such as providing the initial cash investment in our mutual funds. In March 2014, in an effort to expande distribution channels and offer certain products in a mutual fund format, our operating company launched the three Pzena Mutual Funds. In order to support these new mutual funds and establish investment records that can be used to market the funds to third party investors, we seeded the mutual funds with $6.0 million.
At December 31, 2014, our cash and cash equivalents was $39.1 million, inclusive of $5.1 million in cash held by our consolidated subsidiaries. Advisory fees receivable was $22.9 million. We also had approximately $4.9 million in investments and $0.9 million in our cash and cash equivalents set aside to satisfy our obligations under our deferred compensation program.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations. As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world. Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM. For the year ended December 31, 2014, our average AUM and revenues increased by 24.8% and 17.5%, respectively, compared to our average AUM and revenues for the year ended December 31, 2013.
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
We anticipate that tax allocations and dividend equivalent payments to the members of our operating company, which consisted of certain of our employees, unaffiliated persons, former employees, and us, will continue to be a material financing activity. Cash distributions to operating company members for partnership tax allocations would increase should the taxable income of the operating company increase. Dividend equivalent payments will depend on our dividend policy and the discretion of our Board of Directors, as discussed below.
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
Cash Flows
Year Ended December 31, 2014 versus December 31, 2013
Cash and Cash Equivalents increased $5.2 million to $39.1 million in 2014 compared to $33.9 million in 2013. Net cash provided by operating activities increased $10.9 million in 2014 to $55.4 million from $44.5 million in 2013. The increase was primarily due to an increase in net income partially offset by changes in operating assets and liabilities and working capital.
Net cash used in investing activities was $2.6 million in 2014 compared to $1.8 million used in 2013. The $0.8 million increase was primarily attributable to a $1.9 million increase in purchases of property and equipment related to our new corporate headquarters and a $1.0 million net increase in purchases in investments associated primarily with the incubation of new products during 2014.
Net cash used in financing activities increased $6.2 million in 2014 to $47.8 million from $41.5 million in 2013. This increase is primarily due to an $11.6 million increase in distributions to non-controlling interests. The increase in these distributions primarily reflects increased tax allocations associated with increased taxable income in 2014 and dividend distributions to members of our operating company. Net cash used in financing activities in 2014 also reflects a $1.5 million increase in cash dividends paid during 2014. These increases were partially offset by a $4.8 million increase in contributions from non-controlling interests primarily reflecting contributions into our consolidated subsidiaries and a $1.8 million decrease in the repurchase and retirement of Class A common stock, Class B units, and Class B unit options during 2014.
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
Contractual Obligations
The following table sets forth information regarding our consolidated contractual obligations as of December 31, 2014.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating Lease Expenses, Net of Sublease Rental Income	$23,207	$3,414	$3,959	$5,938	$9,896
Total	$23,207	$3,414	$3,959	$5,938	$9,896
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2014.
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
We believe that the accounting estimate related to the $44.2 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance. If we are not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.
Tax benefits related to stock option windfall deductions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. We will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-In Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. During the years ended December 31, 2014 and 2013, we had approximately $0.2 million and $0.4 million, respectively, in tax benefits associated with stock- and unit-based awards that we were not able to recognize. This amount is reflected as an unrecognized tax benefit.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This new guidance will be effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the potential impact on the consolidated statements and related disclosures, as well as the available transition methods.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis". This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective approach to adoption or a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Early adoption is permitted. The company is currently assessing the impact of this standard on its consolidated financial statements, as well as the available transition methods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Our exposure to market risk is directly related to our role as investment adviser for the institutional separate accounts we manage and the retail clients for which we act as sub-investment adviser. As noted in "Item 1A — Risk Factors,” we could experience declines in AUM due to poor performance of our investment strategies or a general economic downturn. These conditions could lead to declines in revenue and profitability, and there can be no assurance that there will not be declines in our AUM, revenue and profitability in the future. An economic downturn, and volatility in the global financial markets, could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.
Our revenue for the three years ended December 31, 2014 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange rates and equity prices. Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.
We are also subject to market risk due to a decline in the value of our holdings, consisting primarily of the holdings of our consolidated subsidiaries, which include marketable securities, investments in mutual funds, and securities sold short. At December 31, 2014, the fair value of our assets subject to market risk was $27.9 million. At December 31, 2014, the fair value of our liabilities subject to market risk was $1.6 million. Assuming a 10% increase or decrease, the fair value of these assets and liabilities would increase or decrease by $2.8 million and $0.2 million, respectively, at December 31, 2014.
Interest Rate Risk
Since the Company does not have any debt that bears interest at a variable rate, it does not have any direct exposure to interest rate risk at December 31, 2014.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
During the course of their review of our consolidated financial statements as of December 31, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).
Based on the assessment using those criteria, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report and have issued an audit report on our internal control over financial reporting. This report appears on page F-3 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
There was no information that we were required to disclose in a current report on Form 8-K during the fourth quarter of fiscal 2014 that was not so disclosed.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table provides certain information relating to our directors and executive officers.

Name	Age	Position
Richard S. Pzena	56	Chairman, Chief Executive Officer, Co-Chief Investment Officer
John P. Goetz	57	President, Co-Chief Investment Officer, Director
William L. Lipsey	56	President, Head of Business Development and Client Service, Director
Gary J. Bachman	47	Chief Financial Officer
Michael D. Peterson	50	Executive Vice President
Steven M. Galbraith	52	Director
Joel M. Greenblatt	57	Director
Richard P. Meyerowich	72	Director
Charles D. Johnston	61	Director
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
William L. Lipsey was appointed our President, and Head of Business Development and Client Service in June 2007, and became a member of our Board of Directors in May 2011. Before joining Pzena Investment Management in 1997, Mr. Lipsey was an Investment Advisory Consultant and a Senior Vice President at Oppenheimer & Company, Inc. Prior to joining Oppenheimer, Mr. Lipsey’s career included positions at Morgan Stanley, Kidder Peabody and Hewitt Associates. At Morgan Stanley and Kidder Peabody, Mr. Lipsey managed assets for institutional and private clients. He earned a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1980 and an M.B.A. in Finance from the University of Chicago in 1986.
Gary J. Bachman was appointed our Chief Financial Officer in September 2012. Prior to joining Pzena Investment Management, Mr. Bachman served as Executive Director of the Investment Bank Finance Department at JP Morgan Chase, from 2008 to 2012. Prior to this, Mr. Bachman worked in the Structured Capital Market group at Barclays Capital, and both the Strategic Transaction and Accounting Policy and External Reporting groups at Lehman Brothers, from 2000 to 2008. Mr. Bachman received his B.S. from Binghamton University in 1990 and an M.B.A. from Fordham University in 1998. Mr. Bachman is a Certified Public Accountant.
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

Steven M. Galbraith has been a member of our Board of Directors since October 2007. Mr. Galbraith is a managing member of Herring Creek Capital, a registered investment advisor managing private investment funds exclusively for qualified investors. Previously, he had been a partner at Maverick Capital where he had portfolio and general management responsibilities and chaired the firm’s Advisory Committee. Prior to joining Maverick Capital in 2004, Mr. Galbraith served as Chief Investment Officer and Chief U.S. Investment Strategist at Morgan Stanley from June 2000 to December 2003. Before joining Morgan Stanley, he was a partner at Sanford Bernstein, where he was an analyst for the packaged goods industry and the financial services sector. Mr. Galbraith was also an employee of our operating company from June 1998 to March 1999. Mr. Galbraith was an Adjunct Professor at Columbia University Business School where he taught securities analysis. He served on the board of trustees of the National Constitution Center in Philadelphia and was an advisor to the Office of Financial Research, appointed by the U.S. Treasury. He serves on the board of trustees of Tufts University and is a member of the board of directors of the Success Charter Network and Narragansett Brewing Company. He received his B.A. summa cum laude from Tufts University, where he was elected to Phi Beta Kappa.
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
Charles D. Johnston became a member of our Board of Directors in February 2014. Mr. Johnston most recently served as vice chairman of Morgan Stanley Smith Barney from 2011 to 2012. From 2009 to 2011, he was president of Morgan Stanley Smith Barney. Mr Johnston was president and chief executive officer of Smith Barney from 2004 to 2009. He served as a divisional director of Smith Barney from 1999-2003. Mr. Johnston is a past member of Morgan Stanley’s Operating and Management Committees, as well as Citigroup’s Management Committee, and is a regular speaker at industry events. In March 2014, Mr. Johnston became a member of the board of directors of Bank Leumi USA. He is also a member of their Investment and Risk committees. Mr. Johnston earned a B.S. in Marketing and Finance in 1976 from Purdue University. Mr. Johnston retired in 2012.
There are no family relationships among any of our directors or executive officers.
Board Composition
Our Board of Directors currently consists of seven directors. For the year ended December 31, 2014, we have determined that each of Messrs. Galbraith, Greenblatt, Johnston and Meyerowich is an “independent” director within the meaning of the applicable rules of the SEC and the NYSE.
Our bylaws provide that our Board of Directors will consist of five directors, or such number of directors as fixed by our Board of Directors from time to time, and that the directors are elected for one-year terms and will continue to serve until the next annual meeting of stockholders, or until such director’s earlier death, resignation or removal.

Factors Involved In Selecting Directors
When considering whether the Board’s directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively, in light of our business and structure, the Nominating and Corporate Governance Committee focused on the information described in each of the Board members’ biographical information set forth above. With regard to Mr. Pzena, the Nominating and Corporate Governance Committee considered his experience as founder and CEO of our Company and operating company, and his breadth of knowledge regarding all aspects of the business, including its strategies, operations, and markets, as well as his acute business judgment. With respect to Messrs. Goetz and Lipsey, the Nominating and Corporate Governance Committee considered their experience as founding Executive Committee members, their broad-based knowledge of the business, as well as their extensive industry knowledge. With regard to Messrs. Galbraith and Greenblatt, the Nominating and Corporate Governance Committee considered their extensive investment management experience and their professional standing in the industry. The Nominating and Corporate Governance Committee also considered Mr. Greenblatt's prior and current Board experiences and governance skills and Mr. Galbraith's designation as an audit committee financial expert. With regard to Mr. Meyerowich, the Nominating and Corporate Governance Committee considered his expertise and background in accounting matters, his leadership role at Deloitte & Touche LLP, as well as his designation as an audit committee financial expert. With respect to Mr. Johnston, the Nominating and Corporate Governance Committee considered his broad retail brokerage and wealth management experience, leadership roles, industry expertise, as well as his designation as an audit committee financial expert.
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
In accordance with our Corporate Governance guidelines, we have the option of alternating directors to lead executive sessions of the Board of Directors, or to select a lead independent director. To date, our independent directors have not named a lead independent director. Accordingly, no single director presides at all executive sessions of the non-management directors, but rather a different director leads each executive session. Accordingly, the role of presiding director at each executive session of non-management directors in 2014 was regularly rotated among Messrs. Galbraith, Greenblatt, Johnston and Meyerowich.
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
The Risk Management Committee of our operating company was established in 2010 to ensure ongoing coordination among the various risk management programs. The purpose of the Risk Management Committee, which is led by our internal auditor, and whose other members include department heads or their delegates, is to identify business risks and evaluate the effectiveness of all risk mitigation activities. The Risk Management Committee met nine times during 2014.

Board Committees

Although we qualify for the “controlled company” exemption from certain NYSE corporate governance rules, our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each consisting solely of independent directors, and our Board of Directors has adopted charters for its committees that comply with the NYSE and SEC rules relating to corporate governance matters.
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

•
having the sole discretion to annually appoint our independent registered public accounting firm, evaluate its independence and performance, and set clear hiring policies for employees or former employees of the independent registered public accounting firm.

Messrs. Galbraith, Meyerowich and Johnston currently serve on the Audit Committee, and Mr. Meyerowich serves as its chair. Mr. Greenblatt also served on the Audit Committee until the second quarter of 2014. Our Board of Directors has determined that each of Messrs. Meyerowich, Johnston and Galbraith are “audit committee financial experts” as such term is defined in the rules and regulations of the SEC.
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
Based soley on a review of such reports and written representations of our directors and executive officers, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% shareholders were complied with in respect of our fiscal year ended December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the Board of Directors is responsible for determining executive officer compensation. The Compensation Committee, consisting of Messrs. Galbraith, Greenblatt, Meyerowich and Johnston, is comprised entirely of independent directors, as defined in the NYSE rules. Members of the Compensation Committee additionally qualify as “non-employee directors” within the meaning of Rule 16b-3 promulgated under the Exchange Act, and “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. In 2014, Mr. Greenblatt and his related entities received an aggregate payment in the amount of approximately $547,158 pursuant to the terms of the tax receivable agreement. See “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Tax Receivable Agreement.”
During fiscal 2014, none of our executive officers served as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that had one or more of its executive officers serving as a member of our Board of Directors or our Compensation Committee.

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
It is intended that the magnitude of the bonus reflect the industry standards for executive responsibilities and the actual achievement of goals and objectives we have set. However, no fixed criteria or formula is used in determining the amount of a bonus. Rather, the Compensation Committee uses its discretion to make a determination of the effectiveness of the executive and the extent of the executive’s contributions to our success and, based on that determination, recommends bonus amounts to the full Board. The minimum bonus would generally entail compensation below industry norms and reflect poor performance on objectives, while the maximum bonus would reflect superior performance on objectives.
Consistent with this philosophy, 2014 compensation was established to reflect executive officer contributions to the following:

(i)	Development of new leaders to provide succession options for the Executive Committee and other managerial responsibilities.

(ii)	Management of the overall business in a manner consistent with shareholder interests, including:

•	Managing the cost structure to maintain a margin of profitability consistent with leading asset management firms and the overall investment environment; and

•	Enhancing our overall growth through developing global capabilities and introducing new initiatives and products consistent with clients’ interests.

(iii)	Setting an example for our employees in business behavior at an exceptional ethical level.

(iv)	Enhancing our reputation and asset gathering capability, with existing and future clients, through quality interaction and communication.
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

For President and Head of Business Development and Client Service:

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
In determining compensation for all executive officers, the Compensation Committee reviewed and considered each named executive officer's performance as measured against the goals described above and other qualitative criteria.
Principal Components of Executive Compensation
We have established compensation practices that directly link compensation with our performance, as described below. These practices apply to all of our professionals, including our named executive officers. Ultimately, ownership in our Company is the primary tool that we use to attract and retain professionals, including the named executive officers. As of December 31, 2014, our employee members held approximately 60% of the ownership interests in our operating company, the substantial majority of which is held by our executive officers, together with their estate planning vehicles.
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

(i)
Base Salary.  Consistent with industry practice, the base salaries for our named executive officers generally account for a relatively small portion of their overall compensation. Pursuant to their respective Executive Employment Agreements, as amended, and as further discussed below, Messrs. Pzena, Goetz and Lipsey are each entitled to receive a base salary which is determined annually by the Compensation Committee. For 2014, Messrs. Pzena, Goetz and Lipsey each received a base salary at the annual rate of $377,500, and a contribution of $22,500 by our Company to each of their respective 401(k) accounts.

For 2014, Mr. Peterson received a base salary at the annual rate of $377,500, and a contribution of $22,500 by the Company to his 401(k) account. Mr. DeSpirito received a total base salary $184,096 and a $16,569 contribution to his 401(k) account by the Company. For 2014, Mr. Bachman received a base salary at an annual rate of $325,000 and a contribution of $17,521 by the Company to his 401(k) account.

(ii)
Cash Bonuses.  As further discussed below under “Executive Employment Agreements,” each of Messrs. Pzena, Goetz and Lipsey may be paid an annual bonus as determined by the Compensation Committee. In 2014, the Compensation Committee reviewed the aforementioned objectives for the named executive officers, both by individual position, and as a group. Based on an analysis of the relevant objectives, the Compensation Committee determined that for 2014, Messrs. Pzena, Goetz, and Lipsey would each receive a total cash bonus in the amount of $1,370,000, which excludes amounts deferred pursuant to the Bonus Plan and in the case of Mr. Pzena, certain non-reimbursable business expenses. The Compensation Comittee also determined that Mr. Peterson would receive a total cash bonus in the amount of $730,002, excluding amounts deferred pursuant to the Bonus Plan, and Mr. Bachman would receive a cash bonus in the amount of $182,500.
Mr. Pzena’s total 2014 compensation was reduced by $28,257 for certain business expenses not reimbursable under our expense reimbursement policy. A portion of this amount reduced Mr. Pzena's total 2014 cash bonus.
In 2012, as a result of compensation modifications relating to the years 2010 and 2011, the Compensation Committee approved an additional $540,000 payable to Mr. Lipsey (also subject to our deferred compensation practices under the Bonus Plan). During 2012, Mr. Lipsey was paid $100,000 of this amount, which consisted of $60,000 in additional cash bonus and $40,000 in the form of deferred compensation (included in the amount reflected for Mr. Lipsey in 2012 under the “All Other Compensation” column of the “Summary Compensation Table” below). In 2013, Mr. Lipsey was granted the remaining $440,000, which vests ratably over a four year period (subject to vesting provisions as described in the Bonus Plan), and is reflected for Mr. Lipsey in the 2013 “All Other Compensation” column of the “Summary Compensation Table” below.

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

(iv)
Equity Based Compensation and Distribution of Earnings of Our Operating Company.  We have awarded many of our employees, including our named executive officers, ownership interests in our operating company. Historically, a significant amount of remuneration that our CEO, two Presidents, and Executive Vice President received from us consisted of cash distributions in proportion to their respective ownership interests of our operating company. These four executive officers have substantial ownership interests in our operating company. They receive distributions in respect of their membership units in the same amount, and at the same time as distributions are made on all other membership units, including Class A units, which we believe creates an alignment of their interests with those of our Class A stockholders. The amounts of these distributions are not shown in the Summary Compensation Table below because they arise out of their ownership interest in our operating company. At December 31, 2014, 2013 and 2012, our CEO, two Presidents and Executive Vice President and their related entities, owned approximately 55.8%, 57.7%, and 58.6%, respectively, of the economic interests in the operating company through their ownership of Class B units.

The PIM LLC 2006 Equity Incentive Plan, as amended, permits the granting of a variety of equity awards relating to membership units of our operating company, including membership units, options to purchase membership units, and other unit-based awards, all of which are subject to vesting provisions. In 2012 and 2013, we granted Phantom Class B Units of our operating company to certain employees, including our Executive Vice Presidents at that time, Messrs. DeSpirito and Peterson. These Phantom Class B Units vest ratably over a ten year period, are subject to continued employment with us, and are not entitled to receive dividends or dividend equivalents until vested into Class B Units. In 2014, Mr. Peterson was awarded $399,998 of Delayed Exchange Class B Units (see "2014 Grants of Plan-Based Awards" below). These Delayed Exchange Class B Units vest immediately upon the date of grant and receive dividends, however they cannot be exchanged for shares of the Company's Class A common stock until seven years after the date of grant. They also do not carry any rights associated with the tax receivable agreement. For more information regarding exchange rights and the tax receivable agreement see "Item 13 — Amended and Restated Operating Agreement of Pzena Investment Management, LLC — Exchange Rights," and "Item 13 — Tax Receivable Agreement." These awards are reflected in the “Unit Awards” column of the “Summary Compensation Table” below. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Incentive Plans — PIM LLC 2006 Equity Incentive Plan” for a description of the PIM LLC 2006 Equity Incentive Plan.
In connection with the commencement of his employment with us, in September 2012, we awarded 44,484 shares of restricted Class A common stock pursuant to the 2007 Equity Incentive Plan to Mr. Bachman. These shares vested over a three year period, and were not entitled to receive dividends or dividend equivalents until vested.
As conditions allow, we intend to continue to award equity-based awards under the PIM LLC 2006 Equity Incentive Plan and the 2007 Equity Incentive Plan as an incentive to encourage ownership.

(v)
Perquisites.  We offer each of our employees, including each of the named executive officers, our investment management services without charging any advisory fees typically associated with these services if they place their funds with us; see “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Other Related Party Transactions.” This benefit is provided at no incremental cost to us.

Consideration of Prior Shareholder Advisory Vote on Executive Compensation
At our 2014 annual meeting of stockholders, our shareholders overwhelmingly approved, on an advisory basis, the compensation of our named executive officers. In light of this approval, our Compensation Committee did not take any compensation actions specifically in response to the executive compensation advisory vote.
As a result of the shareholder vote, on an advisory basis, on the frequency of the advisory vote on executive compensation, we will hold another advisory vote on executive compensation at our 2017 annual meeting of shareholders.
Executive Employment Agreements
On October 30, 2007 we entered into employment agreements with each of Messrs. Pzena, Goetz and Lipsey. Pursuant to the terms of the individual employment agreements, (i) Mr. Pzena serves as our Chief Executive Officer, Co-Chief Investment Officer; (ii) Mr. Goetz serves as our President, Co-Chief Investment Officer; and (iii) Mr. Lipsey serves as our President, and Head of Business Development and Client Service. Under the terms of the employment agreements, each of Messrs. Pzena, Goetz and Lipsey served for an initial term of three years, ending October 30, 2010, subject to automatic, successive one-year extensions thereafter unless either party gives the other 60 days prior notice that the term will not be extended. Since then, these agreements have been automatically extended for five successive one-year extensions through October 30, 2015.
On November 1, 2012, we entered into amendments to the employment agreements with each of Messrs. Pzena, Goetz and Lipsey in order to eliminate “guaranteed payments” to these executive officers and be consistent with the philosophy and objectives of our executive compensation program, as outlined above. The “guaranteed payments” consisted of a base salary at the annual rate of $300,000, as well as a performance component not to exceed $2,700,000 for any single fiscal year. Under the employment agreements as amended, Messrs. Pzena, Goetz and Lipsey will each receive an annual base salary and any annual bonus amount solely determined by our Compensation Committee and subject to the provisions of our Bonus Plan. We have not entered into employment agreements with Messrs. Bachman or Peterson, nor had we entered into an employment agreement with Mr. DeSpirito, our former Executive Vice President.
The following is a description of certain restrictive covenants by which our executive officers, as well as other employee members, have agreed to be bound.
Non-Competition
Pursuant to the terms of the amended and restated operating agreement of Pzena Investment Management, LLC, all employees who are members of Pzena Investment Management, LLC have agreed not to compete with us during the term of their employment with us. In addition, each of Messrs. Pzena, Goetz and Lipsey have agreed not to compete with us for a period of three years following the termination of his employment. Certain other employee members of Pzena Investment Management, LLC, including Messrs. Peterson and DeSpirito, have agreed not to compete with us for a period of up to six months following the termination of his or her employment if the employee member and his or her permitted transferees collectively hold at that time more than 1.0% of all the Class B units outstanding and continue to receive compensation during this non-competition period.
Non-Solicitation
Messrs. Pzena, Goetz and Lipsey have agreed not to solicit our clients or any other employees of Pzena Investment Management, LLC during the term of their employment and for three years thereafter. Other employee members of Pzena Investment Management, LLC, including Messrs. Peterson and DeSpirito, are subject to similar non-solicitation provisions during the term of their employment and 18 months thereafter.
Forfeiture of Class B Units and Related Awards
Pursuant to the operating agreement and the terms of individual award agreements, Class B members, including our named executive officers, are subject to various restrictive covenants, including but not limited to, non-solicitation and non-compete provisions, which if breached, may result in forfeiture of a number of their Class B unit-based awards.

If an employee member, (including our named executive officers) is terminated for cause, the employee member and any of his or her permitted transferees may forfeit all of his, her or their unvested Class B units, if any, and a number of vested Class B units collectively held by the employee member and his or her permitted transferees, in each case as of the date of the termination of his or her employment.

As a result of the termination of his employment with us by his resignation in 2014, our former Executive Vice President, Mr. Antonio DeSpirito, forfeited a total of 707,252 Phantom Class B units of our operating company, and an aggregate of 270,000 options to acquire Class B units, and approximately $1.0 million in deferred compensation investments.
Executive Compensation
The following table sets forth certain summary information concerning compensation provided by Pzena Investment Management, LLC during the fiscal years ended December 31, 2014, 2013 and 2012 (or for shorter periods as the individual named below served as a named executive officer) to our Chief Executive Officer, our Chief Financial Officer, our two Presidents, our Executive Vice President and a former Executive Vice President, whom we refer to collectively as the named executive officers. The amounts set forth under the Stock and Unit Awards columns are calculated in accordance with the rules of the SEC and may not reflect actual amounts received by the named executive officer.
Summary Compensation Table

Name and Principal Position	Year	Salary($)(1)	Bonus($)(2)	Stock Awards($)(3)	Unit Awards($)(4)	All Other Compensation($)(5)		Total($)
Richard S. Pzena,	2014	$377,500	$1,353,046	—	—	$641,197		$2,371,743
Chief Executive Officer,	2013	277,500	1,143,757	—	—	435,004		1,856,261
Co-Chief Investment Officer	2012	277,500	1,034,903	—	—	362,436		1,674,839
Gary J. Bachman,	2014	$325,000	$182,500	—	—	$17,521		$525,021
Chief Financial Officer(6)	2013	300,000	165,000	—	—	5,129		470,129
	2012	85,385	150,000	$233,096	—	—		468,481
John P. Goetz,	2014	$377,500	$1,370,000	—	—	$652,500		$2,400,000
President, Co-Chief	2013	277,500	1,170,000	—	—	452,500		1,900,000
Investment Officer	2012	277,500	1,080,000	—	—	392,500		1,750,000
William L. Lipsey,	2014	$377,500	$1,370,000	—	—	$652,500		$2,400,000
President, Marketing	2013	277,500	1,170,000	—	—	892,500		2,340,000
and Client Services	2012	277,500	1,140,000	—	—	432,500		1,850,000
Michael D. Peterson,	2014	$377,500	$730,002	—	$399,998	$492,500		$2,000,000
Executive Vice President	2013	277,500	930,000	—	1,000,000	292,500	(8)	2,500,000
	2012	277,500	1,080,000	—	3,000,000	392,500	(8)	4,750,000
Antonio DeSpirito, III,	2014	$184,096	—	—	—	$16,569		$200,665
Former Executive Vice	2013	277,500	$990,000	—	—	332,500		1,600,000
President(7)	2012	277,500	1,080,000	—	$3,000,000	392,500		4,750,000

(1)
Amounts represent payments of salary made to the named executive officers pursuant to their respective employment agreements, with the exceptions of Messrs. Bachman, Peterson and DeSpirito with whom we have not entered into employment agreements. Mr. Bachman's 2012 and Mr. DeSpirito's 2014 amounts listed above represent actual amounts earned based on an annual rates of $300,000 and $377,500, respectively.

(2)
Amounts represent discretionary bonuses paid to the named executive officers as further discussed above under “Compensation Discussion and Analysis — Principal Components of Executive Compensation — Cash Bonuses.”

(3)
Amounts reflected represent the aggregate grant date fair value of restricted Class A common stock, calculated in accordance with the Stock Compensation Topic of the FASB ASC. For a discussion of the assumptions utilized in calculating grant date fair value, see Note 3 to our audited consolidated financial statements appearing elsewhere in this Annual Report.

(4)
Amounts reflected represent the aggregate grant date fair value of Class B units and unit based awards of our operating company, on the date of grant, calculated in accordance with the Stock Compensation Topic of the FASB ASC. In December 2014, we granted Delayed Exchange Class B units of the operating company to Mr. Peterson. These units vest immediately upon the date of grant and receive dividends, however they cannot be exchanged for shares of the Company's Class A common stock until seven years after the date of grant. They also do not carry any rights associated with the tax receivable agreement. In December 2013, and 2012 we granted phantom Class B units of the operating company under the 2006 Equity Incentive Plan to certain employee members including Messrs. DeSpirito and Peterson. Amounts reflected represent the aggregate grant date fair value of these phantom units, calculated in accordance with the Stock Compensation Topic of the FASB ASC. These units vest ratably over ten years, are subject to continued employment with us and are not entitled to receive dividends or dividend equivalents until vested. For a discussion of the assumptions utilized in calculating grant date fair value, see Note 3 to our audited consolidated financial statements appearing elsewhere in this Annual Report.

(5)
Includes 401(k) contributions plus deferred compensation (as further outlined in the "2014 Non-Qualified Deferred Compensation" section below) associated with the Bonus Plan. The Bonus Plan, pursuant to which employees whose compensation is in excess of $600,000 per year are required to defer a portion of their compensation in excess of this amount. Deferred amounts contributed by named executive officers may be invested, at the employee’s discretion, in certain investment options, including phantom Class B units, as designated by the Compensation Committee of the Company's Board of Directors. Amounts shown represent the compensation deferred. Pursuant to the plan, each deferred amount vests as follows: (i) 25% on the first anniversary; (ii) 50% on the second anniversary; (iii) 75% on the third anniversary; and (iv) 100% on the fourth anniversary, provided that the named executive officer continues in service with us.
In 2012, as a result of compensation modifications relating to the years 2010 and 2011, the Compensation Committee approved an additional $540,000 payable to Mr. Lipsey. During 2012, Mr. Lipsey was paid $100,000 of this amount, which consisted of $60,000 in additional cash and $40,000 in the form of deferred compensation. In 2013, Mr. Lipsey was granted the remaining $440,000, which will vest over a four year period (subject to vesting provisions as described in the Bonus Plan), and is reflected for Mr. Lipsey in the 2013 “All Other Compensation” column above..
Beginning in 2012, we initiated an employer sponsored 401(k) contribution plan. Amounts contributed in 2014, 2013 and 2012 were $22,500 for Messrs. Pzena, Goetz, Lipsey and Peterson. Mr. Bachman received $17,521 in 2014 and $5,129 in 2013. Mr. DeSpirito received $22,500 in 2013 and 2012, and $16,569 in 2014.

(6)	Mr. Bachman became our CFO on September 18, 2012.

(7)	Mr. DeSpirito ceased to serve as an Executive Vice President in June of 2014.

(8)
Mr. Peterson elected to receive his deferred compensation for 2013 and 2012 in the form of Phantom Class B units. These amounts include the value of 22,959 and 68,518 Phantom Class B units issued on December 31, 2013 and 2012 at $11.76 and $5.40 per unit, respectively.

2014 Grants of Plan-Based Awards
The following table sets forth information concerning stock grants and unit-based awards made in 2014 to our named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock or Unit Awards ($)(1)
Michael D. Peterson	December 19, 2014	75,901(2)	$399,998

(1)
Amounts reflected represent the fair value of stock grants and unit-based awards, on the date of grant, calculated in accordance with the Stock Compensation Topic of the FASB ASC. For a discussion of the assumptions utilized, see Note 3 to our consolidated financial statements beginning on page F-13 of this Annual Report.

(2)
Represents Delayed Exchange Class B Units of the operating company awarded under the 2006 Equity Incentive Plan on December 19, 2014. These units vest immediately upon the date of grant and have the right to receive dividend payments, however they cannot be exchanged for shares of the Company's Class A common stock until seven years after the date of grant, and they do not carry rights associated with the tax receivable agreement. Although the units were granted pursuant to the 2006 Equity Incentive Plan, we do not consider these awards to have been made pursuant to an “equity incentive plan,” as such term is defined in the rules of the SEC, since vesting of the units is not tied to our Company’s or our stock’s performance.

Outstanding Equity Awards at 2014 Fiscal Year-End
The following table sets forth information relating to unexercised options, and unvested stock, units, and unit based awards, held by any named executive officer as of December 31, 2014.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Richard S. Pzena	December 31, 2008	200,000	—	$4.22	December 31, 2018	—		—
Gary J. Bachman	September 18, 2012	—	—	—	—	18,535	(2)	$175,341	(3)
John P. Goetz	December 31, 2008	200,000	—	4.22	December 31, 2018	—		—
William L. Lipsey	December 31, 2008	200,000	—	4.22	December 31, 2018	—		—
Michael D. Peterson	December 31, 2011	—	—	—	—	20,210	(4)(5)	191,187
	December 20, 2012	—	—	—	—	623,377	(6)	5,897,146	(7)
	December 31, 2012	—	—	—	—	34,258	(4)(8)	324,081
	December 19, 2013	—	—	—	—	105,883	(9)	1,001,653	(7)
	December 31, 2013	—	—	—	—	17,219	(4)(10)	162,892

(1)
Based on the NYSE closing price of $9.46 for our Class A common stock on December 31, 2014. The fair value of Class B units of the operating company is determined by reference to the closing price of our Class A common stock, since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.

(2)
Represents restricted shares of Class A common stock awarded under the 2007 Equity Incentive Plan on September 18, 2012.These shares will vest on January 1, 2015. The restricted shares are not entitled to receive dividends or dividend equivalents until vested. Although these shares were granted pursuant to the 2007 Equity Incentive Plan, we do not consider these awards to have been made pursuant to an “equity incentive plan,” as such term is defined in the rules of the SEC, since vesting of the shares is not tied to our Company’s or our stock’s performance.

(3)
The market value of these restricted Class A common stock, which are not entitled to receive dividends or dividend equivalents until vested, does not reflect the discount that would be applied to such restricted shares as they are not entitled to receive dividends.

(4)
Represents Phantom Class B units issued in connection with the named executive officer’s mandatory deferral of his restricted amount pursuant to the Bonus Plan, see “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Bonus Plan — Mandatory Deferral of Restricted Amounts” for a discussion of restricted amounts. These Phantom Class B units vest ratably over four years. Upon vesting, each Phantom Class B unit becomes a Class B unit of the operating company.

(5)	Represents Phantom Class B units which will vest on December 31, 2015.

(6)
Represents Phantom Class B units of our operating company awarded under the PIM LLC 2006 Equity Incentive Plan. On December 20, 2012, a total of 779,221 Phantom Class B units were granted, which vest ratably over ten years, are subject to continued employment with us, and are not entitled to receive dividends or dividend equivalents until vested. As of December 20, 2014, a total of 155,844 Phantom Class B units vested and became Class B units of the operating company.

(7)
The market value of these Phantom Class B units, which are not entitled to receive dividends or dividend equivalents until vested, does not reflect the discount that would be applied to such phantom units, as they are not entitled to receive dividends.

(8)	Represents Phantom Class B units, of which 17,130 will vest on December 31, 2015; and the remaining 17,128 will vest on December 31, 2016.

(9)
Represents Phantom Class B units of our operating company awarded under the PIM LLC 2006 Equity Incentive Plan on December 19, 2013. These Phantom Class B units vest ratably over ten years, are subject to continued employment with us, and are not entitled to receive dividends or dividend equivalents until vested. On December 19, 2014, a total of 11,764 Phantom Class B units vested and became Class B units of the operating company.

(10)	Represents Phantom Class B units which vest ratably over four years. On December 31, 2014, a total of 5,740 Phantom Class B units vested and became Class B units of the operating company.
2014 Option Exercises And Stock And Units Vested
The following table sets forth information relating to options exercised and stock and units vested during 2014.

	Option Awards				Stock and Unit Awards
Name	Number of shares acquired on exercise (#)		Value realized on exercise ($)		Number of Shares or Units Acquired on Vesting (#)		Value Realized on Vesting ($)
Gary J. Bachman	—		—		18,535	(1)	217,972 (2)
Antonio DeSpirito, III	68,346	(3)	752,489	(4)	—		—
Michael D. Peterson	—		—		11,907	(5)	112,640 (6)
	—		—		20,207	(7)	191,158 (6)
	—		—		17,130	(8)	162,050 (6)
	—		—		5,740	(9)	54,300 (6)
	—		—		77,922	(10)	731,688 (11)
	—		—		11,764	(12)	110,464 (13)
	—		—		75,901	(14)	399,998 (15)

(1)	Represents the second installment of shares vested underlying a grant of 44,484 restricted shares of Class A common stock made on September 18, 2012.

(2)	Based on the closing price of our Class A common stock of $11.76 per share on December 31, 2013.

(3)
Mr. DeSpirito exercised 250,000 options to purchase shares of Class A common stock of the Company that were awarded to him on December 21, 2009 at an exercise price of $8 per share. He acquired 68,346 net shares of Class A common stock as a result of the redemption of 181,654 Class A shares for the cashless exercise of the options.

(4)	Based on the closing price of our Class A common stock of $11.01 per share on June 18, 2014, the date on which the options were exercised.

(5)
Represents Phantom Class B units that vested on December 31, 2014 and became Class B units of our operating company. The Phantom Class B units were issued in connection with the named executive officer’s mandatory deferral of his restricted amount for 2010, pursuant to the Bonus Plan.

(6)
Based on the closing price of our Class A common stock of $9.46 per share on December 31, 2014. The value realized on vesting for Class B units of the operating company is determined by reference to the closing price of our Class A common stock since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.

(7)
Represents Phantom Class B units that vested on December 31, 2014 and became Class B units of our operating company. The Phantom Class B units were issued in connection with the named executive officer’s mandatory deferral of his restricted amount for 2011, pursuant to the Bonus Plan.

(8)
Represents Phantom Class B units that vested on December 31, 2014 and became Class B units of our operating company. The Phantom Class B units were issued in connection with the named executive officer’s mandatory deferral of his restricted amount for 2012, pursuant to the Bonus Plan.

(9)
Represents Phantom Class B units that vested on December 31, 2014 and became Class B units of our operating company. The Phantom Class B units were issued in connection with the named executive officer’s mandatory deferral of his restricted amount for 2013, pursuant to the Bonus Plan.

(10)
Represents the second installment of Phantom Class B units that vested on December 20, 2014, underlying a grant of 779,221 Phantom Class B units of our operating company awarded under the PIM LLC 2006 Equity Incentive Plan on December 20, 2012, and which have become Class B units of the operating company.

(11)
Based on the closing price of our Class A common stock of $9.39 per share on December 19, 2014, the last available closing price prior to vesting. The value realized on vesting for Class B units of the operating company is determined by reference to the closing price of our Class A common stock since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.

(12)
Represents the first installment of Phantom Class B units that vested on December 19, 2014, underlying a grant of 117,647 Phantom Class B units of our operating company awarded under the PIM LLC 2006 Equity Incentive Plan on December 19, 2013 that have become Class B units of the operating company.

(13)
Based on the closing price of our Class A common stock of $9.39 per share on December 19, 2014. The value realized on vesting for Class B units of the operating company is determined by reference to the closing price of our Class A common stock since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.

(14)
Represents Delayed Exchange Class B units of our operating company awarded under the PIM LLC 2006 Equity Incentive Plan. On December 19, 2014, a total of 75,901 Delayed Exchange Class B units that vest immediately upon the date of grant and that have the right to receive dividend payments when granted, however, cannot be exchanged for shares of the Company's Class A common stock until seven years after the date of grant, and do not carry rights associated with the tax receivable agreement.

(15)
Based on a price of $5.27 per unit on December 19, 2014. The value realized on vesting for Delayed Exchange Class B units of the operating company is determined by reference to the closing price of our Class A common stock since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis net of the effects of the seven year liquidity limitation and tax receivable agreement benefit exclusion.

2014 Non-Qualified Deferred Compensation
The following table sets forth information relating to non tax-qualified deferral of compensation by the named executive officers for the year ended December 31, 2014.

Name	Executive Contributions for Year Ended December 31, 2014 ($)(1)(2)	Aggregate Earnings for Year Ended December 31, 2014 ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Year Ended December 31, 2014 ($)(4)
Richard S. Pzena	$618,697	$82,471	$441,970	$1,315,779
John P. Goetz	630,000	31,387	423,566	1,264,292
William L. Lipsey	630,000	68,370	468,373	1,557,392
Antonio DeSpirito, III. (5)	—	(796)	272,590	—
Michael D. Peterson	470,000	(508,564)	696,674	1,562,988

(1)
On January 1, 2007, we instituted the Bonus Plan, pursuant to which employees who earn in excess of $600,000 per year in compensation are required to defer a portion of their compensation in excess of this amount. Deferred amounts contributed by named executive officers may be invested, at the employee's discretion, in certain investment options as designated by the Compensation Committee of the Company's Board of Directors. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Bonus Plan.” The amounts in this column reflect the deferred portion of our named executive officer’s compensation.

(2)	All amounts reported in this column are included in the “All Other Compensation” column for 2014 of the Summary Compensation Table above.

(3)	Amounts reflect earnings on the total value of non-qualified deferred compensation.

(4)	Includes amounts contributed in previous years, plus or less any gains or losses experienced on such previous contributions, less any withdrawals and distributions.

(5)
As a result of the termination of his employment with us during 2014, Mr. DeSpirito, forfeited a total of 5,953 Phantom Class B units of our operating company, and approximately $1.0 million in investments deferred pursuant to the Bonus Plan.

Pension Benefits
As of December 31, 2014, none of the named executive officers was a participant in any defined benefit pension plan, whether tax-qualified or supplemental, which was maintained by us, our operating company, or any of its affiliates.

Termination or Change of Control
Neither we nor our operating company maintains a termination or change of control program. However, the PIM LLC 2006 Equity Incentive Plan and the 2007 Equity Incentive Plan both provide that the Compensation Committee will have the discretion to accelerate the vesting of awards granted thereunder upon the occurrence of certain events, including a change of control of us. Also, pursuant to the tax receivable agreement, as further described in “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Tax Receivable Agreement,” if certain change of control events were to occur, we would be obligated to make early termination payments to the parties to such tax receivable agreement (including certain named executive officers). Furthermore, the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan provides that each plan participant’s account shall be distributed in shares of our Class A common stock immediately prior to a change in control of us, as further described below.
2014 Non-Employee Director Compensation
The following table sets forth information concerning non-employee director compensation for the year ended December 31, 2014. It is our policy not to pay director compensation to directors who are also our employees. Where applicable, non-employee directors were also reimbursed for reasonable travel and related expenses.
Beginning in 2013, at the recommendation of the Compensation Committee, in addition to payment of an annual retainer of $70,000 for service on our Board of Directors, the chairman of the Audit Committee receives an additional $10,000 in compensation, and each of the chairmen of the Compensation and Nominating and Corporate Governance Committees receives an additional $5,000.
Pursuant to the Pzena Investment Management, Inc. Nonemployee Director Deferred Compensation Plan, described below, each non-employee director was given the option to defer either all or a portion of his 2014 compensation in the form of deferred stock units, or “Phantom Stock.” With respect to any non-deferred portion of the compensation, each non-employee director was given the option to receive either 100% in cash, 100% in shares of our Class A common stock, or 50% payable in cash and 50% in shares of our Class A common stock. In 2014, all non-employee directors elected to receive their 2014 compensation in deferred stock units.

Name	Stock Awards ($)(1)		Total ($)
Steven M. Galbraith	$75,000	(2)	$75,000
Joel M. Greenblatt	75,000	(3)	75,000
Richard P. Meyerowich	80,000	(4)	80,000
Charles D. Johnston	63,288	(5)	63,288

(1)
These deferred stock units were valued at $11.76 each, the closing price of our Class A common stock on December 31, 2013. Each deferred stock unit is the economic equivalent of one share of our Class A common stock. The shares of Phantom Stock become payable in a single distribution in the form of shares of our Class A common stock, at such time as elected by the non-employee director when the deferral was made.

(2)
On January 1, 2014, Mr. Galbraith, a non-employee director and chairman of the Compensation Committee, was awarded 6,377 deferred stock units in connection with his 2014 compensation. As of December 31, 2014, Mr. Galbraith held 61,164 deferred stock units.

(3)
On January 1, 2014, Mr. Greenblatt, a non-employee director and chairman of the Nominating and Corporate Governance Committee, was awarded 6,377 deferred stock units in connection with his 2014 compensation. As of December 31, 2014, Mr. Greenblatt held 60,174 deferred stock units.

(4)
On January 1, 2014, Mr. Meyerowich, a non-employee director and chairman of the Audit Committee, was awarded 6,802 deferred stock units in connection with his 2014 compensation. As of December 31, 2014, Mr. Meyerowich held 62,592 deferred stock units.

(5)
On February 5, 2014, Mr. Charles Johnston, a non-employee director was appointed as a member of the Board of Directors and was awarded 6,266 deferred stock units in connection with his 2014 compensation. As of December 31, 2014, Mr. Johnston held 6,459 deferred stock units.

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
Beneficial Ownership
The following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock by the following persons as of March 9, 2015 (except as otherwise noted):

•	each of our named executive officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each person or group of affiliated persons known to us to beneficially own more than 5% of our Class A common stock or Class B common stock.
Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying options and warrants held by that person that are exercisable within 60 days of March 9, 2015 are considered to be outstanding. However, the numbers in the percent of combined voting power column do not give effect to any options or warrants held by the persons listed in the table. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The address for those individuals for which an address is not otherwise indicated is: c/o Pzena Investment Management, Inc., 120 West 45th Street, New York, New York 10036.

	Class A Shares Beneficially Owned(1)			Class B Shares Beneficially Owned(1)			Percent of Combined Voting Power(1)
Name of Beneficial Owner	Number of Shares		Percent(2)	Number of Shares		Percent(3)
Richard S. Pzena	4,206	(4)	*	24,328,620	(5)	45.7	43.6
Gary J. Bachman	44,484		*	—		—	—
John P. Goetz	—		—	5,751,755	(5)(6)	10.8	9.9
William L. Lipsey	—		—	5,262,910	(5)	9.9	9.4
Michael D. Peterson	420,000	(7)	3.2	2,124,463	(5)	4.0	3.8
Steven M. Galbraith	89,192	(8)	*	—		—	—
Joel M. Greenblatt	87,013	(9)	*	247,708	(10)	*	*
Richard P. Meyerowich	89,826	(11)	*	—		—	—
Charles D. Johnston	28,979	(12)	*	—		—	—
All executive officers and directors as a group (10 persons)	763,700	(13)	5.9	37,715,456	(14)	70.6	67.4	(15)
A. Rama Krishna(16) 18 Sidney Lanier Lane Greenwich, CT 06831	—		—	4,556,539	(5)	8.6	8.2
Cacti Asset Management, LLC(17) 6355 Peachtree Road, Suite 101 Atlanta, GA 30319	716,650		5.5	—		—	—
Punch & Associates Investment Management, Inc.(19) 3601 West 76th Street, Suite 225 Edina, Minnesota 55435	1,658,668		12.8	—		—	—

*	Less than 1%

(1)
Each share of our Class A common stock is entitled to one vote per share and each share of our Class B common stock is entitled to five votes per share, for so long as the number of shares of our Class B common stock outstanding constitutes at least 20% of the total number of shares of our common stock outstanding.

(2)	Based on 13,002,267 shares of Class A common stock outstanding as of March 9, 2015.

(3)	Based on 53,257,891 shares of Class B common stock outstanding as of March 9, 2015.

(4)	Includes 4,100 shares of our Class A common stock held by Mr. Pzena's spouse. Mr. Pzena disclaims beneficial ownership of such interests.

(5)
Includes the number of shares of our Class B common stock listed below that, with the exception of those held by Mr. Krishna, are directly held by certain trusts established for estate planning purposes by the named executive officers below, as well as Class B common stock held by Mr. Pzena's spouse. In the case of certain trusts established by Mr. Pzena, Mr. Pzena may be deemed to beneficially own the shares directly held by these trusts because he may be considered to share dispositive power over securities held by these trusts, along with their respective trustees, pursuant to the terms of the applicable trust agreements. With the exception of a trust for which Mr. Peterson is a trustee and which owns 35,000 shares of Class B common stock, each of the named executive officers listed below disclaims beneficial ownership of the number of shares of Class B common stock and the corresponding Class B Units (including the shares of Class A common stock underlying these Class B Units) held by the applicable trusts, and in the case of Mr. Pzena, additionally those held by his spouse.

Name of Beneficial Owner	Number of Shares of Class B Common Stock Held by Trust(s)	Number of Shares of Class B Common Stock Otherwise Held Indirectly
Richard S. Pzena	6,258,600	42,399 (held by spouse)
John P. Goetz	708,970
William L. Lipsey	1,271,420
Michael D. Peterson	70,000
A. Rama Krishna	625,500

(6)	Includes options to purchase the number of Class B units set forth below opposite the named executive officer:

Named Executive Officer	Options to Acquire Class B Units
John P. Goetz	200,000
(7)    Includes 350,000 shares of Class A common stock held by trusts. Mr Peterson disclaims beneficial ownership of 175,000 of such shares.

(8)
Includes 65,732 shares of Phantom Stock (inclusive of additional Phantom Stock issued in connection with dividend payments made thereon), each share of which is the economic equivalent of one share of our Class A common stock. The shares of Phantom Stock become payable in a single distribution of an equal number of shares of Class A common stock at such time as elected by each non-employee director at the time such deferral was elected pursuant to Section 3.4 of the Director Plan.

(9)
Includes 64,553 shares of Phantom Stock (inclusive of additional Phantom Stock issued in connection with dividend payments made thereon), each share of which is the economic equivalent of one share of our Class A common stock. The shares of Phantom Stock become payable in a single distribution of an equal number of shares of Class A common stock at such time as elected by each non-employee director at the time such deferral was elected pursuant to Section 3.4 of the Director Plan.

(10)
Includes 82,200 shares of Class B common stock held directly by family members of Mr. Greenblatt. Mr. Greenblatt disclaims beneficial ownership of all shares of Class B common stock directly held by his family members.

(11)
Includes 67,366 shares of Phantom Stock (inclusive of additional Phantom Stock issued in connection with dividend payments made thereon), each share of which is the economic equivalent of one share of our Class A common stock. The shares of Phantom Stock become payable in a single distribution of an equal number of shares of Class A common stock at such time as elected by each non-employee director at the time such deferral was elected pursuant to Section 3.4 of the Director Plan.

(12)
Includes 8,979 shares of Phantom Stock (inclusive of additional Phantom Stock issued in connection with dividend payments made thereon), each share of which is the economic equivalent of one share of our Class A common stock. The shares of Phantom Stock become payable in a single distribution of an equal number of shares of Class A common stock at such time as elected by each non-employee director at the time such deferral was elected pursuant to Section 3.4 of the Director Plan.

(13)    Includes an aggregate of 206,630 shares of Phantom Stock, the terms of which are described in footnotes 8, 9, 11 and 12 above.

(14)
Includes options to purchase an aggregate of 200,000 membership units in our operating company that are currently exercisable and which, upon exercise, will entitled the holders to purchase the same number of shares of our Class B common stock. As indicated in the foregoing footnotes, also includes shares of Class B common stock held by estate planning vehicles and family members of the executive officers and directors as to which certain beneficial ownership is disclaimed.

(15)	Excludes an aggregate of 206,630 shares of Phantom Stock, the terms of which are described in footnotes 8, 9, 11 and 12 above.

(16)	The number of Class A common stock owned is based on information provided by our transfer agent, American Stock Transfer & Trust Company, and is as of March 9, 2015.

(17)
The number of shares owned is based on information included in the Form 13G/A.7 filed by Cacti Asset Management, LLC (“Cacti”), and its related persons and entities, with the SEC on January 2, 2015. According to the Form 13G/A, Cacti has sole dispositive power over 716,650 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 716,650 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.

(18)
The number of shares owned is based on information included in the Form 13G/A.4 filed by Punch & Associates Investment Management, Inc. (“Punch & Associates”), with the SEC on February 2, 2015. According to the Form 13G/A, Punch & Associates has sole dispositive power over 1,658,668 shares of our Class A common stock, shared dispositive power over zero shares of our Class A common stock, sole voting power of over 1,658,668 shares of our Class A common stock and shared voting power over zero shares of our Class A common stock.

Equity Compensation Plan Information
The table below sets forth certain information as of December 31, 2014, the last day of the fiscal year, for: (i) all equity compensation plans previously approved by our stockholders; and (ii) all equity compensation plans not previously approved by our stockholders.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders:
Pzena Investment Management, LLC 2006 Equity Incentive Plan (1)	2,402,532	$6.83	9,932,873	(2)
Pzena Investment Management, Inc. 2007 Equity Incentive Plan	711,750	8.00	5,630,155
Pzena Investment Management, LLC Amended and Restated Bonus Plan	—	—	9,932,873	(3)
Equity Compensation Plans Not Approved By Security Holders (4)	—	—	—
Total	3,114,282	7.10	15,563,028

(1)	We will seek approval of the December 2, 2014 amendment to the PIM LLC 2006 Equity Incentive Plan by our shareholders at our May 14, 2015 Annual Meeting of Stockholders.
(2) Represents the total number of remaining securities, as of December 31, 2014, which may be granted under the PIM LLC 2006 Equity Incentive Plan and the Bonus Plan.
(3) Securities subject to the provisions of the Bonus Plan are issued under, and in accordance with, the terms of the PIM LLC 2006 Equity Incentive Plan.
We will seek approval of the December 2, 2014 amendment to the Bonus Plan by our shareholders at our May 14, 2015 Annual Meeting of Stockholders.
(4) All equity compensation plans have been approved by security holders.
Equity Incentive Plans
PIM LLC 2006 Equity Incentive Plan
The Pzena Investment Management, LLC 2006 Equity Incentive Plan, or the PIM LLC 2006 Equity Incentive Plan, became effective on January 1, 2007, was amended and restated as of October 30, 2007, and further amended on April 5, 2013. On December 3, 2014, our Board of Directors approved an amendment and restatement of the PIM LLC 2006 Equity Incentive Plan for which we will seek approval by our shareholders at our Annual Meeting of Stockholders to be held on May 14, 2015. The following is a description of the material terms of the PIM LLC 2006 Equity Incentive Plan which is a source of equity-based awards to our employees, consultants and other service providers of incentive Class B unit options (within the meaning of Section 422 of the Internal Revenue Code), non-qualified Class B unit options, restricted Class B units and other grants of Class B units.
The full text of the PIM LLC 2006 Equity Incentive Plan, exclusive of the December 2, 2014 amendment and restatement, which remains subject to stockholder approval, was previously filed and is incorporated by reference as Exhibit 10.3 to this Annual Report.
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

Units Subject to the PIM LLC 2006 Equity Incentive Plan.  The total number of Class B units that may be issued under the PIM LLC 2006 Equity Incentive Plan is 20,113,996, of which (after giving effect to the issuance of options and other securities under the plan) 9,932,873 Class B units remain available for issuance as of December 31, 2014, subject to adjustment upon the occurrence of certain events.
The PIM LLC 2006 Equity Incentive Plan was most recently amended as of December 2, 2014 (the "2014 Amendment") to update the definition of Fair Market Value of a Class B unit in Section 2.13 (for the full text of the 2014 Amendment, see Exhibit 10.29 to this Annual Report). The 2014 Amendment was approved by our Board of Directors and we will seek approval by our shareholders at our May 14, 2015 Annual Meeting of Stockholders.
We will make available the number of shares of our Class A common stock necessary to satisfy the exchange of the maximum number of Class B units that may be issued under the PIM LLC 2006 Equity Incentive Plan. See "Item 13 — Amended and Restated Operating Agreement of Pzena Investment Management, LLC — Exchange Rights." The Class B units underlying any award granted under the PIM LLC 2006 Equity Incentive Plan may again become available for awards under the PIM LLC 2006 Equity Incentive Plan, pursuant to the terms therein.
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
Other Unit-Based Awards.  The Compensation Committee, in its sole discretion, may grant Class B units and awards that are valued in whole, or in part, by reference to, or are otherwise based on the fair market value of, Class B units (such as the Phantom Class B Units discussed elsewhere in this Annual Report). Any of these other Class B unit-based awards may be in such form, and depend on the conditions imposed by the Compensation Committee, including, without limitation, the right to receive, or vest with respect to, one or more units (or the equivalent cash value of such units) upon the completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives. The Compensation Committee may, in its discretion, determine whether other Class B unit-based awards may be payable in cash, Class B units, or a combination thereof.
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
At our 2009 Annual Meeting of Stockholders, our stockholders approved a proposal to increase the total number of shares available under the 2007 Equity Incentive Plan to 7,059,658 shares, of which (after giving effect to the issuance of options and other securities under the plan) 5,630,155 shares of Class A common stock remain available for issuance as of December 31, 2014. Shares issued under our 2007 Equity Incentive Plan may be authorized but unissued shares, or treasury shares. Shares subject to an award granted under our 2007 Equity Incentive Plan may again become available for awards under the plan, pursuant to the terms therein. In the event that the Compensation Committee determines that any corporate event, such as a dividend or other distribution, recapitalization, stock split, reorganization, merger, spin-off, or the like, affects our Class A common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of plan participants, then the Compensation Committee will make those adjustments as it deems necessary or appropriate to any or all of: (i) the number and kind of shares or other property that may thereafter be issued in connection with future awards; (ii) the number and kind of shares or other property that may be issued under outstanding awards; (iii) the exercise price or purchase price of any outstanding award; (iv) the performance goals applicable to outstanding awards; and (v) the individual share limitations applicable to awards granted under our 2007 Equity Incentive Plan.
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
Our 2007 Equity Incentive Plan also provides for other equity-based awards (such as the Phantom Stock discussed elsewhere in this Annual Report), and other cash-based awards, the form and terms of which will be as determined by the Compensation Committee, consistent with the purposes of the plan. The vesting, value or payment of one of these awards may be made subject to the attainment of one or more performance goals. The types of awards that may be granted may include, without limitations, stock options and stock bonuses.
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
Bonus Plan
The Pzena Investment Management, LLC Amended and Restated Bonus Plan, or the Bonus Plan, became effective on January 1, 2007, was amended and restated as of October 30, 2007, and was further amended as of October 21, 2008. On December 2, 2014, our Board of Directors approved an amendment and restatement of the Bonus Plan, for which we will seek stockholder approval at our Annual Meeting of Stockholders.
The full text of the Bonus Plan, exclusive of the December 2, 2014 amendment and restatement, which remains subject to stockholder approval, was previously filed and is incorporated by reference as Exhibit 10.4 to this Annual Report.
Purpose.  The purpose of the Bonus Plan is to enable us to attract, retain, motivate and reward highly qualified individuals to provide services to us by:

•	providing for grants of bonus compensation to eligible employees and members of our operating company;

•
providing that a portion of the bonus awards made to certain highly compensated individuals will be deferred on a mandatory basis under the Bonus Plan, and will vest, and become payable, over a four-year period; and

•
permitting members of Pzena Investment Management, LLC to elect to receive a portion of their bonus compensation that is mandatorily deferred in the form of restricted Phantom Class B units of Pzena Investment Management, LLC, or to invest it in certain investment strategies.

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
Mandatory Deferral of Restricted Amounts.  Each eligible individual who is allocated a bonus award for a fiscal year, and whose cash compensation for such fiscal year (including such bonus award) exceeds $600,000, must defer a portion of their compensation, which we refer to as the restricted amount. The restricted amount is 25% of the amount of the eligible individual’s compensation for the fiscal year that exceeds $600,000; plus an additional 15% of the amount of the eligible individual’s compensation for the fiscal year that exceeds $1,200,000. Each eligible individual who is a member of Pzena Investment Management, LLC, and who is entitled to receive a restricted amount in any fiscal year, may elect to have the restricted amount credited to an account in his or her name, and invested in investment options designated by the Compensation

Committee. Each eligible individual who is not a member of Pzena Investment Management, LLC, and who is entitled to receive a restricted amount in any fiscal year, will have the entire restricted amount credited to an account in his name.
Payment of Awards.  A participant will become vested in the portion of his account related to each bonus earned according to the following schedule: (i) 25% on the first anniversary; (ii) 50% on the second anniversary; (iii) 75% on the third anniversary; and (iv) 100% on the fourth anniversary; provided the participant continues in service with us. A participant will also become fully vested in his entire account, and the restriction period applicable to any restricted Phantom Class B units will lapse, if he dies while in service, his service is terminated by us without cause, or he voluntarily terminates his service with good reason. Additionally, a participant who voluntarily terminates his service with us and who has, as of the time of such termination, provided services to us for a continuous period of no less than ten years, will continue to vest in his entire account, and in any restricted phantom units for which the restriction period has not lapsed, provided that he does not, on or before an applicable vesting date, compete with us, solicit our employees or clients, or disclose our confidential information. Any restricted Phantom Class B units of a participant will be settled within 30 days of vesting. Except as provided in this paragraph, the unvested portion of his account and any unvested restricted phantom membership units will be forfeited and/or cancelled upon termination of the participant’s employment.
In addition, in the sole discretion of the Compensation Committee, a participant may be entitled to distribution equivalents with respect to any restricted Phantom Class B units, calculated as follows. On each date that a cash distribution is paid while the restricted phantom Class B are outstanding, a participant’s account will be credited with an amount of cash equal to the aggregate dollar amount of the cash distribution that would have been paid had the restricted Phantom Class B units been issued as Class B units. The distribution equivalents will be subject to the same terms and conditions applicable to the related restricted Phantom Class B units, including, without limitation, provisions related to vesting and payment. Alternatively, in lieu of the account credit described above, a participant’s account may, in the sole discretion of the Compensation Committee and to the extent the participant is credited with distribution equivalents, be credited with an additional number of restricted Phantom Class B units equal to the number of whole units (valued at fair market value on such date) that could be purchased on such date with the aggregate dollar amount of the cash distribution that would have been paid on the restricted Phantom Class B units had they been issued as Class B units. The additional restricted Phantom Class B units credited to a participant’s account will be subject to the same terms and conditions applicable to the restricted Phantom Class B units originally awarded to the participant, including, without limitation, for purposes of vesting and crediting of additional distribution equivalents.
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
Exchange Rights
Pursuant to the amended and restated operating agreement, each vested Class B unit is exchangeable for a share of our Class A common stock, subject to the exchange timing and volume limitations described below. In November, 2014, we amended Section 2.02 of Exhibit B of our amended and restated operating agreement in order to allow the operating company to grant certain awards with delayed exchange rights, such as the Delayed Exchange Class B units discussed elsewhere in this Annual Report. This amendment was approved by our Board of Directors and a majority in interest of the holders of Class B units. The full text of Amendment No. 3 to the Amended and Restated Operating Agreement is being filed as Exhibit 10.28 to this Annual Report.
We have shelf registration statements filed with the SEC which register shares of our Class A common stock for resale, as well as for issuance in exchange for Class B units of our operating company. We also have an effective shelf registration statement for the potential primary offering of certain classes of securities. On February 17, 2009, the SEC declared effective our shelf registration statement on Form S-3, in which we registered 57,937,910 shares of our Class A common stock for issuance upon the exchange of an equivalent number of vested Class B units of the operating company. On January 27, 2012, the SEC declared effective a registration statement on Form S-3 which registers the resale of 40,114,701 shares of our Class A common stock by the selling stockholders named therein. On March 20, 2013, the SEC declared effective a registration statement on Form S-3, in which we registered 529,590 shares of our Class A common stock for issuance upon the exchange of an equivalent number of vested Class B units of the operating company. On April 30, 2014, the SEC declared effective a registration statement on Form S-3 which, among other things, registers up to a maximum aggregate offering price of $150,000,000 of our securities. All of our registration statements are effective as of the date of this Annual Report.

On July 31, 2014, our 2014 exchange date, permitted transferees of one of our executive officers, certain employee members, and certain non-employee members, elected to exchange an aggregate of 1,150,060 of their Class B units of our operating agreement for an equivalent number of shares of our Class A common stock.
The Michael D. Peterson 2009 Grantor Retained Annuity Trust and The Sarah M. Peterson 2009 Grantor Retained Annuity Trust, both permitted transferees of Mr. Michael D. Peterson, our Executive Vice President, each exchanged 175,000 Class B units on such date for an equivalent number of shares of Class A common stock.  The value of the Class A shares received by these permitted transferees was $3,643,500 (based on a closing price of $10.41 of our Class A common stock on July 31, 2014).

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
Exceptions.  If the amount of income taxes that employee members are required to pay due to the grant or vesting of their Class B units, the exercise of their options to acquire Class B units and/or the exchange of their Class B units for shares of our Class A common stock (whether or not they are employees at the time that the tax payment obligation arises) exceeds the net proceeds they would receive upon the sale of all shares of our Class A common stock issued to them in exchange for 15% of the Class B units that they hold as of the first day of the year with respect to which the tax is payable, then they are entitled to exchange an amount of vested Class B units, and resell an equivalent amount of shares of our Class A common stock issued upon exchange, such that the net proceeds from the sale of this amount of shares would enable them to pay all such taxes due. In addition, we may allow holders of Class B units to make exchanges in amounts exceeding those described above at any time following the effective date of the shelf registration statement, which determination may be withheld, delayed, or granted on such terms and conditions as the Board may determine, in its sole discretion. Since November 1, 2014, and as a result of the amendment to the operating company’s operating agreement, the operating company has been able to grant Class B unit-based awards under its equity incentive plan which are not considered to be held by the grantee of any such award for purposes of determining the 15% exchange limitation described above, until such time as indicated in the individual award agreements. The Delayed Exchange Class B units issued in 2014 are an example of such Class B unit-based awards which, although immediately vested, cannot be included in the 15% calculation until seven years after the date of grant.
Restrictive Covenants
Non-Competition.  All employees who are members of the operating company have agreed not to compete with us during the term of their employment with us. In addition, each of the Initial Managing Principals has agreed not to compete with us for a period of three years following the termination of his employment. The other employee members, including our Executive Vice President, have agreed not to compete with us for a period of up to six months following the termination of his or her employment, if the employee member and his or her permitted transferees collectively hold at that time more than 1% of all the Class B units outstanding and if he or she continues to receive compensation during this non-competition period.
Non-Solicitation.  The Initial Managing Principals, including our CEO and two Presidents, have agreed not to solicit our clients or any other employees of Pzena Investment Management, LLC during the term of their employment and three years thereafter. Other employee members, including our Executive Vice Presidents, are subject to similar non-solicitation provisions during the term of their employment and 18 months thereafter.
Confidential Information.  All employee members have agreed to protect the confidential information of Pzena Investment Management, LLC. This covenant will survive the termination of their employment.
Forfeiture of Class B Units and Related Awards
Pursuant to the operating agreement and the terms of individual award agreements, Class B members, including our named executive officers, are subject to various restrictive covenants, including but not limited to, non-solicitation and non-compete provisions, which if breached, may result in forfeiture of a number of their Class B unit-based awards.
If an employee member, (including our named executive officers) is terminated for cause, the employee member and any of his or her permitted transferees may forfeit all of his, her or their unvested Class B units, if any, and a number of vested Class B units collectively held by the employee member and his or her permitted transferees, in each case as of the date of the termination of his or her employment.
As a result of the termination of his employment with us by his resignation in 2014, our former Executive Vice President, Mr. Antonio DeSpirito, forfeited a total of 707,252 Phantom Class B units of our operating company, and an aggregate of 270,000 options to acquire Class B units, and approximately $1.0 million in deferred compensation investments.
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
Amendments
The amended and restated operating agreement of Pzena Investment Management, LLC may be amended with the consent of the managing member and a majority in interest of the holders of Class B units, provided that the managing member may, without the consent of any Class B member, make certain amendments that, generally, are not expected to adversely affect Class B members. The amended and restated operating agreement of Pzena Investment Management, LLC has been further amended as of March 24, 2010, March 5, 2012, and November 1, 2014.
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
The full text of the amended and restated operating agreement is being filed as an exhibit to this Annual Report.
Tax Receivable Agreement
On October 30, 2007, we entered into a tax receivable agreement with each holder of Class B units of Pzena Investment Management, LLC outstanding on that date. The terms of this agreement may also apply to Class B units that have been or may be issued after such date to existing or new Class B members of the operating company. If applicable, any such new Class B members will become parties to this agreement.

This agreement requires us to pay certain holders of Class B units 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as discussed below) as a result of the increases in tax basis described above (see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Tax Receivable Agreement”), and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments thereunder. Cash savings in income tax are computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase in our share of the tax basis of the tangible and intangible assets of Pzena Investment Management, LLC.
On November 12, 2012, we entered into an amendment to the tax receivable agreement, to clarify the tax benefit payment methodology.
In 2014, pursuant to the terms of the tax receivable agreement, certain of our executive officers, including our former Executive Vice President, received aggregate payments in the amount of $651,619, of which Mr. Greenblatt and his related entities, received an aggregate payment in the amount of approximately $547,158.
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
We have shelf registration statements filed with the SEC which register shares of our Class A common stock for resale, as well as for issuance in exchange for Class B units of our operating company. We also have an effective shelf registration statement for the potential primary offering of certain classes of securities. See "Item 13 — Certain Relationships and Related Transactions, and Director Independence — Amended and Restated Operating Agreement of Pzena Investment Management, LLC — Exchange Rights."

As of October 30, 2011, holders of Class B units are able to exchange their Class B units for shares of our Class A common stock, subject to the exchange timing and volume limitations described above (see “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Amended and Restated Operating Agreement of Pzena Investment Management, LLC — Exchange Rights”), and are permitted to sell their shares in any manner, but only at times determined by us, in our sole discretion. We shall provide for at least one exchange date in each twelve-month period, pursuant to which holders of Class A common stock issued upon exchange of vested Class B units can resell such shares of Class A common stock.
In response to certain SEC recommendations regarding our shelf registration statements, we amended our operating agreement during the first quarter of 2012 to remove certain default and other exchange provisions, as further described in the amendment, dated as of March 5, 2012, to the Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. as the Managing Member of Pzena Investment Management, LLC and those Class B members whose signatures are affixed thereto.
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
We manage the personal funds of many of our employees, including certain of our executive officers. In addition, we manage the personal funds of some of our employees’ and certain of our executive officers’ family members. Pursuant to the respective investment management agreements, we waive or reduce our regular advisory fees for these accounts and personal funds. In 2014, the aggregate value of the advisory fees that we either waived or reduced for executive officers and/or their family members was approximately $643,383, which includes investments via a private fund in which certain of our executive officers participate. Fees waived for Mr. Pzena and/or his family members, and related trusts, were approximately $466,000 in 2014.
We offer to pay for an accountant to provide certain tax reporting and filing services for our employee members, including our executive officers. In 2014 we paid approximately $186,000 for the preparation of these tax filings for our employee members for that year.
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
For the year ended December 31, 2014, the Board of Directors determined that Messrs. Galbraith, Greenblatt, Meyerowich and Johnston are each “independent” for purposes of NYSE corporate governance rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Total fees billed for professional services rendered to us by KPMG LLP during the years ended December 31, 2014 and 2013 were as follows:

	For the Year Ended December 31,
	2014	2013
	(in thousands)
Audit Fees	$501	$535
Tax Fees	28	76
All Other Fees	81	53
Total(1)	$610	$664

(1)	Total fees for KPMG LLP represent amounts billed during the periods listed above. Total KPMG fees accrued were $0.7 million and $0.6 million for the years ended 2014 and 2013, respectively.
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
Notwithstanding the foregoing requirement of the charter of the Audit Committee that audit and permitted non-audit services must be approved in advance, the charter of the Audit Committee provides that pre-approval is not necessary for minor non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total revenues paid by us to our auditors during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by us at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee. We refer to the foregoing as the “De Minimus Exception.” None of the services listed above for 2014 and 2013 were approved pursuant to the De Minimus Exception.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report:

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
Additional information about us may be found elsewhere in this Annual Report, and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov, as well as through our website at www.pzena.com.

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

10.3	Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan(16)
10.4	Pzena Investment Management, LLC Amended and Restated Bonus Plan, as amended, dated as of October 21, 2008(3)
10.5	Pzena Investment Management, Inc. 2007 Equity Incentive Plan, as amended, dated as of May 19, 2009(4)
10.6	Lease, dated as of February 4, 2003, between Magnolia Associates, Ltd. and Pzena Investment Management, LLC, and the amendments thereto dated as of March 31, 2005 and October 31, 2006(5)

Exhibit	Description of Exhibit
10.7	Agreement of Sublease, dated November 4, 2011, between Pzena Investment Management, LLC together, as Sublessor and Perimeter Internetworking Corp, as Sublessee(6)
10.8	Executive Employment Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and Richard S. Pzena(1)
10.9	Executive Employment Agreement for John P. Goetz, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and John P. Goetz(1)
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

10.26	Indemnification Agreement for Charles D. Johnston, dated as of February 5, 2014, by and among Pzena Investment Management, Inc. and Charles D. Johnston (13)
10.27	Lease, dated as of June 13, 2014, between Mutual of America Life Insurance Company, as Landlord and Pzena Investment management, LLC, as Tenant (14)
10.28	Amendment No. 3 to Pzena Investment Management, LLC Amended and Restated Operating Agreement, dated November 1, 2014 (filed herewith)
10.29	Amendment to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan, dated December 2, 2014 (filed herewith)
10.30	Amendment to the Pzena Investment Management, LLC Amended and Restated Bonus Plan, dated December 2, 2014 (filed herewith)
10.31	Form of Unit-Based Award Agreement for Phantom Class B Units (filed herewith)
10.32	Form of Class B Unit Agreement - Delayed Exchange (filed herewith)

Exhibit	Description of Exhibit
14.1	Code of Business Conduct and Ethics, effective as of October 25, 2007, amended as of January 16, 2009(15)
14.2	Code of Ethics for Senior Financial Officers(10)
21.1	List of Subsidiaries of Pzena Investment Management, Inc. (filed herewith)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

(6)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (SEC File No. 001-33761).

(7)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2010 (SEC File No. 001-33761).

(8)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008 (SEC File No. 001-33761).

(9)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (SEC File No. 001-33761).

(10)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010 (SEC File No. 001-33761).

(11)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2012 (SEC File No. 001-33761).

(12)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2013 (SEC File No. 001-33761).

(13)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2014 (SEC File No. 001-33761).

(14)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2014 (SEC File No. 001-33761).

(15)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009 (SEC File No. 001-33761).

(16)	Previously filed as an attachment to our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 17, 2013 (SEC File No. 001-33761).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pzena Investment Management, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2015
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

SIGNATURE	TITLE	DATE

/s/ Richard S. Pzena	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 13, 2015
Richard S. Pzena
/s/ Gary J. Bachman	Chief Financial Officer (principal financial and accounting officer)	March 13, 2015
Gary J. Bachman
/s/ John P. Goetz	Director	March 13, 2015
John P. Goetz
/s/ William L. Lipsey	Director	March 13, 2015
William L. Lipsey
/s/ Steven M. Galbraith	Director	March 13, 2015
Steven M. Galbraith
/s/ Joel M. Greenblatt	Director	March 13, 2015
Joel M. Greenblatt
/s/ Richard P. Meyerowich	Director	March 13, 2015
Richard P. Meyerowich
/s/ Charles D. Johnston	Director	March 13, 2015
Charles D. Johnston

INDEX TO FINANCIAL STATEMENTS OF
PZENA INVESTMENT MANAGEMENT, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Pzena Investment Management, Inc.:
We have audited the accompanying consolidated statements of financial condition of Pzena Investment Management, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pzena Investment Management, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pzena Investment Management, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
New York, New York
March 13, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Pzena Investment Management, Inc.:
We have audited Pzena Investment Management Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pzena Investment Management Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Pzena Investment Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Pzena Investment Management, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
New York, New York
March 13, 2015

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	December 31, 2014	December 31, 2013
ASSETS
Cash and Cash Equivalents	$39,109	$33,878
Restricted Cash	2,810	316
Due from Broker	94	58
Advisory Fees Receivable	22,939	23,947
Investments	27,945	7,621
Receivable from Related Parties	107	119
Other Receivables	647	550
Prepaid Expenses and Other Assets	845	577
Deferred Tax Asset, Net of Valuation Allowance of $44,239 and $53,973, respectively	14,618	12,312
Property and Equipment, Net of Accumulated Depreciation of $3,072 and $ 2,850, respectively	2,772	835
TOTAL ASSETS	$111,886	$80,213
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$5,974	$5,570
Due to Broker	698	5
Securities Sold Short, at Fair Value	1,572	—
Liability to Selling and Converting Shareholders	15,358	12,777
Lease Liability	354	778
Deferred Compensation Liability	2,211	2,339
Other Liabilities	686	195
TOTAL LIABILITIES	26,853	21,664
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 13,044,719 and 12,158,057 Shares Issued and Outstanding in 2014 and 2013, respectively)	130	121
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 52,891,939 and 52,820,720 Shares Issued and Outstanding in 2014 and 2013 respectively)	—	—
Additional Paid-In Capital	8,007	9,750
Retained Earnings	10,264	6,491
Total Pzena Investment Management, Inc.'s Equity	18,401	16,362
Non-Controlling Interests	66,632	42,187
TOTAL EQUITY	85,033	58,549
TOTAL LIABILITIES AND EQUITY	$111,886	$80,213

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Years Ended December 31,
	2014	2013	2012
REVENUE	$112,511	$95,769	$76,280
EXPENSES
Compensation and Benefits Expense	41,273	36,822	31,755
General and Administrative Expense	10,285	8,099	7,346
TOTAL OPERATING EXPENSES	51,558	44,921	39,101
Operating Income	60,953	50,848	37,179
OTHER INCOME/(EXPENSE)
Interest Income	71	112	200
Interest Expense	(8)	—	(30)
Dividend Income	337	211	148
(Losses)/ Gains and Other Investment Income	(49)	2,449	1,520
Change in Liability to Selling and Converting Shareholders	(4,168)	(4,468)	(2,647)
Other Expense	(219)	(125)	(54)
Total Other Expense	(4,036)	(1,821)	(863)
Income Before Income Taxes	56,917	49,027	36,316
Income Tax Expense	1,883	589	1,911
Net Income	55,034	48,438	34,405
Less: Net Income Attributable to Non-Controlling Interests	46,934	41,768	30,565
Net Income Attributable to Pzena Investment Management, Inc.	$8,100	$6,670	$3,840
Net Income for Basic Earnings per Share	$8,100	$6,670	$3,840
Basic Earnings per Share	$0.64	$0.56	$0.36
Basic Weighted Average Shares Outstanding	12,628,676	11,990,757	10,787,540
Net Income for Diluted Earnings per Share	$35,685	$30,317	$20,821
Diluted Earnings per Share	$0.53	$0.45	$0.32
Diluted Weighted Average Shares Outstanding(1)	67,797,524	66,759,840	65,491,273
Cash Dividends per Share of Class A Common Stock	$0.35	$0.25	$0.28

(1)
The Company issues restricted Class B units that have non-forfeitable dividend rights. Under the “two-class method,” these units are considered participating securities and are required to be included in the computation of diluted earnings per share.

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total
Balance at December 31, 2011	10,575,089	53,967,555	$105	$12,000	$1,832	$32,287	$46,224
Unit Conversion	722,521	(722,521)	7	384	—	(355)	36
Amortization of Non-Cash Compensation	—	199,177	—	279	—	1,384	1,663
Directors' Share Grants	—	—	—	58	—	279	337
Net Income	—	—	—	—	3,840	30,565	34,405
Repurchase and Retirement of Class A Common Stock	(147,669)	—	(1)	(745)	—	—	(746)
Repurchase and Retirement of Class B Units	—	(36,158)	—	(157)	—	(33)	(190)
Options Exercised	—	74,271	—	—	—	—	—
Repurchase and Retirement of Class B Unit Options	—	—	—	(54)	—	(259)	(313)
Contributions from Non-Controlling Interests	—	—	—	—	—	69	69
Distributions to Non-Controlling Interests	—	—	—	—	—	(30,540)	(30,540)
Class A Cash Dividends Declared and Paid ($0.28 per share)	—	—	—	—	(2,979)	—	(2,979)
Balance at December 31, 2012	11,149,941	53,482,324	$111	$11,765	$2,693	$33,397	$47,966
Unit Conversion	1,328,334	(1,328,334)	13	786	—	(680)	119
Amortization of Non-Cash Compensation	17,414	602,400	—	600	—	2,560	3,160
Directors' Share Grants	45,818	—	1	82	—	257	340
Net Income	—	—	—	—	6,670	41,768	48,438
Options Exercised	—	421,173	—	—	—	—	—
Repurchase and Retirement of Class A Common Stock	(383,450)	—	(4)	(2,410)	—	—	(2,414)
Repurchase and Retirement of Class B Units	—	(356,843)	—	(699)	—	(3,028)	(3,727)
Repurchase and Retirement of Class B Unit Options	—	—	—	(14)	—	(57)	(71)
Contributions from Non-Controlling Interests	—	—	—	—	—	147	147
Distributions to Non-Controlling Interests	—	—	—	—	—	(32,537)	(32,537)
Class A Cash Dividends Declared and Paid ($0.25 per share)	—	—	—	—	(2,872)	—	(2,872)
Other	—	—	—	(360)	—	360	—
Balance at December 31, 2013	12,158,057	52,820,720	$121	$9,750	$6,491	$42,187	$58,549
Unit Conversion	1,150,060	(1,150,060)	11	1,038	—	(858)	191
Amortization of Non-Cash Compensation	28,535	1,215,583	1	1,329	—	5,336	6,666
Directors' Share Grants	—	—	—	69	—	290	359
Net Income	—	—	—	—	8,100	46,934	55,034
Options Exercised	68,346	95,199	1	37	—	(38)	—
Repurchase and Retirement of Class A Common Stock	(360,279)	—	(4)	(3,492)	—	—	(3,496)
Repurchase and Retirement of Class B Units	—	(89,503)	—	(173)	—	(728)	(901)
Contributions from Non-Controlling Interests	—	—	—	—	—	4,906	4,906
Distributions to Non-Controlling Interests	—	—	—	—	—	(44,154)	(44,154)
Class A Cash Dividends Declared and Paid ($0.35 per share)	—	—	—	—	(4,327)	—	(4,327)
Effect of Deconsolidation	—	—	—	—	—	(37)	(37)
Effect of Consolidation	—	—	—	—	—	12,243	12,243
Other	—	—	—	(551)	—	551	—
Balance at December 31, 2014	13,044,719	52,891,939	130	8,007	10,264	66,632	85,033
See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net Income	$55,034	$48,438	$34,405
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation	224	178	179
Disposal of Fixed Assets	—	—	(55)
Non-Cash Compensation	8,877	5,523	2,990
Directors' Share Grants	359	315	337
Losses/ (Gains) and Other Investment Income	49	(2,449)	(1,520)
Change in Liability to Selling and Converting Shareholders	4,168	4,468	2,647
Deferred Income Taxes	(1,055)	(1,849)	(529)
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	1,008	(9,321)	63
Due from Broker	(41)	(36)	435
Restricted Cash	(2,494)	714	—
Prepaid Expenses and Other Assets	(357)	(491)	134
Due to Broker	694	(18)	23
Subscriptions Receivable	7,000	—	—
Accounts Payable, Accrued Expenses, and Other Liabilities	(1,660)	(48)	(2,981)
Tax Receivable Agreement Payments	(2,668)	(2,024)	(4,451)
Change in Lease Liability	(424)	(425)	(592)
Purchases of Investments	(58,874)	(78,100)	(74,140)
Proceeds from Sale of Investments	45,572	79,582	75,013
Net Cash Provided by Operating Activities	55,412	44,457	31,958
INVESTING ACTIVITIES
Purchases of Investments	(2,494)	(1,558)	(521)
Proceeds from Sale of Investments	2,043	78	544
Payments to Related Parties	12	(36)	(16)
Purchase of Property and Equipment	(2,161)	(234)	(74)
Net Cash Used in Investing Activities	(2,600)	(1,750)	(67)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(3,496)	(2,414)	(746)
Repurchase and Retirement of Class B Units	(901)	(3,727)	(190)
Repurchase and Retirement of Class B Unit Options	—	(71)	(313)
Loan Proceeds	205	—	—
Distributions to Non-Controlling Interests	(44,154)	(32,537)	(30,170)
Contributions from Non-Controlling Interests	4,906	147	69
Dividends	(4,327)	(2,872)	(2,979)
Net Cash Used in Financing Activities	(47,767)	(41,474)	(34,329)
NET CHANGE IN CASH	$5,045	$1,233	$(2,438)
CASH AND CASH EQUIVALENTS — Beginning of Period	$33,878	$32,645	$35,083
Effect of Consolidation/ (Deconsolidation) of Affiliates	186	—	—
Net Change in Cash	5,045	1,233	(2,438)
CASH AND CASH EQUIVALENTS — End of Period	$39,109	$33,878	$32,645
Supplementary Cash Flow Information:
In-Kind Distribution to Non-Controlling Interests of Equity Securities, at Fair Value	$—	$—	$370
Interest Paid	$—	$—	$30
Income Taxes Paid	$2,728	$2,502	$2,310
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
The operating company is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of December 31, 2014, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.
The Company has consolidated the results of operations and financial condition of the following entities as of December 31, 2014:

Legal Entity	Type of Entity (Date of Formation)	Ownership at December 31, 2014
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Mid Cap Focused Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	93.2%
Pzena Long/Short Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	77.3%
Pzena Emerging Markets Focused Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	12.3%
Pzena Investment Funds Trust, Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	0.0%
Pzena International Value Service, a series of the Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	0.0%
Note 2 — Significant Accounting Policies
Basis of Presentation:
The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations.  The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest.  Certain investment vehicles the operating company sponsors for which it is the investment advisor, are considered to be variable-interest entities (“VIEs”). The Company consolidates VIEs where the Company is deemed to be the primary beneficiary. The majority-owned subsidiaries in which the Company has a controlling financial interest and the VIEs for which the Company is deemed to be the primary beneficiary are collectively referred to as “consolidated subsidiaries.”  Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company.  All significant inter-company transactions and balances have been eliminated in consolidation.

On March 31, 2014, the operating company launched the Pzena Mid Cap Focused Value Fund, Pzena Long/Short Value Fund, and Pzena Emerging Markets Focused Value Fund, for each of which it acts as the investment advisor. These funds meet the definition of VIE due to the fund's series trust structure. The shareholders of individual funds lack the ability to make decisions regarding the trustees and the key activities of the fund, because those abilities reside at the trust level. For purposes of consolidation, the Company believes it is the primary beneficiary when it, along with it's related parties and de-facto agents, owns a majority of the fund shares because the majority of the variability of the funds accrues to the Company. On March 31, 2014, the Company provided the initial cash investment for each fund in an effort to generate an investment performance track record to attract third-party investors and had an initial investment representing 100% of the ownership in each entity. As a result, the entities were consolidated with the Company as of March 31, 2014. On August 5, 2014, due to additional subscriptions into the Pzena Emerging Markets Focused Value Fund, the Company's ownership decreased to 42.9% and the entity was deconsolidated. However, as of December 19, 2014, as a result of a shift in equity ownership on that date, the Company was considered the primary beneficiary

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Significant Accounting Policies (Continued)

of the fund and the entity was reconsolidated. During the period when the Company was not considered the primary beneficiary of the Pzena Emerging Markets Focused Value Fund, it removed the related assets, liabilities and non-controlling interest from it's consolidated statement of financial condition, the related net investment income from its consolidated statement of operations, and classified the remaining investment as an equity method investment. The Pzena Emerging Markets Focused Value Fund, Pzena Mid Cap Focused Value Fund and Pzena Long/Short Value Fund will continue to be consolidated to the extent the Company has a majority ownership interest in them. At December 31, 2014, the aggregate of these funds' $19.3 million in net assets were included in the Company's consolidated statement of financial condition.

Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company. A majority of the trustees do not hold equity investments in this trust. Since the holders of the equity investments in this partnership lack a controlling financial interest in it, this entity is deemed to be a VIE. The Company is considered the primary beneficiary of this VIE. At December 31, 2014, the Pzena Large Cap Value Fund’s $1.2 million in net assets were included in the Company’s consolidated statements of financial condition.
The operating company is the managing member of Pzena International Value Service. The operating company is considered the primary beneficiary of this entity. As a result, the entity was consolidated as of February 1, 2011. At December 31, 2014, Pzena International Value Service’s $2.1 million in net assets were included in the Company’s consolidated statements of financial condition.
All of the consolidated subsidiaries are investment companies under the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies. The Company has retained the specialized accounting for these partnerships pursuant to the Consolidation of Partnerships and Similar Entities Subtopic of the FASB ASC. Thus, the Company reports these investment partnerships’ investments in Investments, with net realized and unrealized gains and losses reported in (losses)/gains and other investment income in the consolidated statements of operations.
VIEs that are not consolidated continue to receive investment management services from the Company, and are vehicles through which the Company offers its Global Value and/or International (ex-U.S.) Value strategies. The total net assets of these VIEs was approximately $408.9 million and $244.2 million at December 31, 2014 and December 31, 2013, respectively. Neither the Company nor the operating company were exposed to losses as a result of its involvement with these entities because neither had a direct investment in them.
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
Revenue Recognition:
Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided. Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms. Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the assets under management. Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark. The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned. In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years. Performance fees are generally payable annually. Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved. For the years ended

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Significant Accounting Policies (Continued)

December 31, 2014, 2013, and 2012, the Company recognized approximately $3.8 million, $3.9 million and $0.3 million, respectively, in performance fee income.
Cash and Cash Equivalents:
At December 31, 2014 and 2013, cash and cash equivalents was $39.1 million and $33.9 million, respectively. The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposit and other accounts whose balances often exceed federally insured limits.
Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.
Restricted Cash:
The Company maintained compensating balances of $2.8 million and $0.3 million at December 31, 2014, and 2013, respectively. The Company holds letters of credit issued by a third party in lieu of cash security deposits, as required by the Company's leases for its current and future New York corporate headquarters. Such amounts are recorded in Restricted Cash in the consolidated statements of financial condition.

The Pzena Long/Short Value Fund is required to maintain cash collateral for margin accounts established to support securities sold short, not yet purchased. To satisfy this requirement, as of December 31, 2014, $1.5 million was set aside and recorded in Restricted Cash in the consolidated statements of financial condition.
Due to/from Broker:
Due to/from Broker consists primarily of amounts payable/receivable for unsettled securities transactions held/initiated at the clearing brokers of the Company’s consolidated subsidiaries.

Investments:

Investment Securities, trading
Investment securities classified as trading securities consist of investments held by the Company and its consolidated subsidiaries, as well as investments in third-party mutual funds.  The Company’s investments in third-party mutual funds are held to satisfy the Company’s obligations under its deferred compensation program.  Dividends associated with the investments of the Company’s consolidated subsidiaries are recorded as dividend income on an ex-dividend basis in the consolidated statement of operations.

Securities Sold Short represents securities sold short, not yet purchased by the Pzena Long/Short Value Fund, which is consolidated with the Company's financial statements. Dividend expense associated with these investments is reflected in Other Expense on an ex-dividend basis in the consolidated statement of operations.

All such investments are recorded at fair value, with net realized and unrealized gains and losses reported in earnings. Net realized and unrealized gains and losses are a component of (Losses)/ Gains and Other Investment Income in the consolidated statements of operations.

Investments in equity method investees
Investments in non-controlled affiliates in which the Company's ownership ranges from 20 to 50 percent are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's underlying net income or loss is recorded as equity in the earnings of affiliates and reflected as a component of (Losses)/ Gains and Other Investment Income in the consolidated statements of operations. The carrying value of equity method investments is measured based on the funds' net asset values. As of December 31, 2014, we held no investments under the equity method of accounting.

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

The following table presents these instruments’ fair value at December 31, 2014:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$23,036	$—	$—
Investments in Mutual Funds	4,909	—	—
Total Fair Value	$27,945	$—	$—

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Securities Sold Short	1,572	—	—
Total Fair Value	$1,572	$—	$—
The following table presents these instruments’ fair value at December 31, 2013:

	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity Securities	$2,364	$—	$—
Investments in Mutual Funds	5,257	—	—
Total Fair Value	$7,621	$—	$—

For the years ended December 31, 2014, and 2013, there were no transfers between levels. In addition, the Company did not hold any Level 2 or 3 securities during 2014 and 2013.
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
The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions. At December 31, 2014 and 2013, no allowance for doubtful accounts has been deemed necessary.
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
Income Taxes:
The Company is a “C” corporation under the Internal Revenue Code, and is thus liable for federal, state, and local taxes on the income derived from its economic interest in its operating company. The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. It has not made a provision for federal or state income taxes because it is the individual responsibility of each of the operating company’s members (including the Company) to separately report their proportionate share of the operating company’s taxable income or loss. Similarly, the income of the Company’s consolidated subsidiaries is not subject to income taxes, since it is allocated to each partnership’s individual partners. The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”).
Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate. It is also the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax Expense/(Benefit) on the consolidated statement of operations. For the years ended December 31, 2014, 2013, and 2012, no such expenses were recognized. As of December 31, 2014 and 2013, no such accruals were recorded.
The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized. At December 31, 2014, the Company had a $44.2 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units of the operating company for shares of its Class A common stock. At December 31, 2013, the Company had a $54.0 million valuation allowance against these deferred tax assets. The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.
Excess tax benefits related to stock- and unit-transactions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. The Company will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-In Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. During the year ended December 31,

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Significant Accounting Policies (Continued)

2014, the Company had approximately $0.2 million in tax benefits associated with stock- and unit-based awards that it was not able to recognize. This amount is reflected as an unrecognized tax benefit. During the year ended December 31, 2013, the Company had approximately $0.4 million in tax benefits associated with stock- and unit-based awards that it was not able to recognize. There were no unrecognized tax benefits for the years ended December 31, 2012.
Foreign Currency:
Investment securities and other assets and liabilities denominated in foreign currencies are remeasured into U.S. dollar amounts at the date of valuation. Purchases and sales of investment securities, and income and expense items denominated in foreign currencies, are remeasured into U.S. dollar amounts on the respective dates of such transactions.
The Company does not isolate the portion of the results of its operations resulting from the impact of fluctuations in foreign exchange rates on its non-U.S. investments. Such fluctuations are included in net realized and (losses)/gains and other investment income in the consolidated statements of operations.
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
The functional currency of the Company is the United States Dollar. The functional currency of the Company’s representative office in Australia is the Australian Dollar. Assets and liabilities of this office are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. For the years ended December 31, 2014, 2013, and 2012, the Company did not record any accumulated other comprehensive income.
Recently Issued Accounting Pronouncements Not Yet Adopted:
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. This new guidance will be effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the potential impact on the consolidated statements and related disclosures, as well as the available transition methods.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis". This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective approach to adoption or a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Early adoption is permitted. The company is currently assessing the impact of this standard on its consolidated financial statements, as well as the available transition methods.

Note 3 — Compensation and Benefits
Compensation and benefits expense to employees and members is comprised of the following:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash Compensation and Other Benefits	$32,396	$31,374	$28,690
Non-Cash Compensation	8,877	5,448	3,065
Total Compensation and Benefits Expense	$41,273	$36,822	$31,755

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below. Details of awards of Class B units of the operating company, Delayed Exchange Class B Units, options to purchase Class B units of the operating company, restricted shares of Class A common stock, and phantom Class B units of the operating company awarded for the three years ended December 31, 2014 are as follows:

	For the Year Ended December 31,
	2014		2013		2012
	Amount	Fair Value(1)	Amount	Fair Value(1)	Amount	Fair Value(1)
Phantom Class B Units (2)	102,110	$7.62	805,879	$8.50	4,103,896	$3.85
Class B Units	32,479	$11.76	82,491	$9.17	124,718	$4.85
Delayed Exchange Class B Units(3)	662,832	$5.27	—	$—	—	$—
Deferred Compensation Phantom Class B Units	22,959	$11.76	68,518	$5.40	80,831	$4.33
Options to Purchase Class B Units	—	$—	76,522	$3.27	51,625	$1.32
Restricted Shares of Class A Common Stock	—	$—	100,000	$4.41	44,484	$5.24

(1)	Represents the weighted average grant date estimated fair value per share, unit, or option.

(2)
Represents phantom Class B units issued under the 2006 Equity Incentive Plan. These phantom units vest ratably over ten years and are not entitled to receive dividend or dividend equivalents until vested.

(3)
Represents Class B units issued under the 2006 Equity Incentive Plan. These units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant. These units are also not entitled to any benefits under the Tax Receivable Agreement between the Company and members of the operating company.

Pursuant to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”), the operating company issues Class B units, Delayed Exchange Class B Units, phantom Class B units and options to purchase Class B units. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock and options to acquire shares of Class A common stock.
Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred. These deferred amounts may be invested, at the employee’s discretion, in certain investment options as designated by the Compensation Committee of the Company's Board of Directors. Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four year period commencing the following year. As of December 31, 2014 and 2013, the liability associated with deferred compensation investment accounts was $2.2 million and $2.3 million, respectively. During the year ended December 31, 2014 approximately $1.0 million in deferred compensation investments were forfeited in connection with employee departures.
Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of the compensation otherwise payable to the director in cash, deferred in the form of phantom shares of Class A common stock of the Company. Elections to defer compensation under the Director Plan are made on an annual basis. Elections of deferred stock units result in the issuance of phantom shares of Class A common stock. Distributions under the Director Plan shall be made in a single distribution of shares of our Class A common stock at such time as elected by the participant when the deferral was made. Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock. Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense. During the years ended December 31, 2014, 2013 and 2012, the directors were awarded 31,507, 64,144, and 72,228 phantom shares of Class A common stock, respectively, reflecting the annual deferral of compensation and additional phantom shares issued as of each date, and in the amount of dividends and/or special dividends and distributions that are paid with respect to Class A common stock of the Company. As of December 31, 2014 and 2013, there were 190,389 and 158,882 phantom shares of Class A common stock outstanding, respectively. On September 3, 2013, pursuant to the Director Plan and in association with the resignation of a director, 6,944 phantom shares of Class A common stock were forfeited and the Company distributed 45,818 phantom shares of Class A common stock in the form of shares of Class A common stock. There were no distributions made under the Director Plan during the years ended December 31, 2014 and 2012.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

The Company uses a fair value method in recording the expense associated with the granting of Class B units, Delayed Exchange Class B Units, restricted shares of Class A common stock, phantom Class B units, and options to purchase Class B units and shares of Class A common stock under the 2006 and 2007 Equity Incentive Plans, phantom Class B units under the Bonus Plan, and phantom shares of Class A common stock under the Director Plan.
The fair value of awarded restricted shares of Class A common stock under the 2007 Equity Incentive Plan and phantom shares of Class A common stock under the Director Plan is determined based on the closing market price of our Class A common stock on the date of grant. The fair value of awarded Class B units and phantom Class B units under the 2006 Equity Incentive Plan, and phantom Class B units under the Bonus Plan is determined by reference to the market price of our Class A common stock on the date of grant, since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis and adjusted for the impact of award terms on the value of the award. Certain of the phantom Class B units and restricted shares of Class A common stock are not entitled to dividends or dividend equivalents while unvested. The fair value of these awards is determined based on the closing market price of our Class A common stock on the date of grant, net of the present value of the dividends using the applicable risk-free interest rate. The Delayed Exchange Class B Units have a seven year exchange limitation and are not entitled to any benefits under the tax receivable agreement. The fair value of these awards is determined based on the closing market price of our Class A common stock on the date of grant, net of the effects of the liquidity limitation and tax receivable agreement benefit exclusion.
The fair value of options to purchase Class B units is determined by using an appropriate option pricing model on the grant date. No options were issued during the year ended December 31, 2014. For each of the three years ended December 31, the Company recognized compensation expense using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2014	2013	2012
Weighted Average Time Until Exercise	N/A	7 years	7 years
Volatility	N/A	42%	43%
Risk-Free Rate	N/A	2.33%	1.24%
Dividend Yield	N/A	3.31%	4.96%
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
Dividend Yield — The dividend yield is based on the Company’s anticipated dividend payout over the expected term of the option awards.
The following is a summary of the option activity for the three years ended December 31, 2014:

	For the Year Ended December 31,
	2014		2013		2012
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning Balance	3,793,884	$7.45	4,524,807	$6.88	5,071,227	$7.19
Options Granted	—	—	76,522	10.26	51,625	5.24
Options Cancelled	(270,000)	12.78	—	—	(2,167)	8.00
Options Exercised	(409,602)	6.53	(752,445)	4.22	(180,878)	4.22
Options Repurchased by the Company	—	—	(55,000)	9.29	(415,000)	11.61
Other	—	—	—	—	—	—
Ending Balance	3,114,282	$7.10	3,793,884	$7.45	4,524,807	$6.88

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

No options were issued in 2014. The weighted average grant-date fair values of the options issued in 2013, and 2012 were $3.27 and $1.32, respectively, per option. The 409,602 options exercised in 2014 resulted in 95,199 net Class B units issued, as a result of the redemption of 64,403 Class B units for the cashless exercise of the options and 68,346 shares of Class A common stock issued as a result of the redemption of 181,654 shares of Class A common stock for the cashless exercise of the options. The 270,000 options to purchase Class B units were cancelled during 2014 in connection with employee departures. No options were repurchased by the operating company in 2014. The 752,445 options to purchase Class B units that were exercised in 2013 resulted in 421,173 net Class B units issued, as a result of the redemption of 331,272 Class B units for the cashless exercise of the options. The 55,000 options repurchased by the operating company in 2013 were repurchased at fair value for an aggregate amount of $0.1 million. The 180,878 options to purchase Class B units that were exercised in 2012 resulted in 74,271 net Class B units issued, as a result of the redemption of 106,607 Class B units for the cashless exercise of the options. The 415,000 options repurchased by the operating company in 2012 were repurchased at fair value for an aggregate amount of $0.3 million.
Exercise prices for options outstanding and exercisable as of December 31, 2014 are as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding as of December 31, 2014	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2014	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price
$4.22 – $5.00	1,349,081	5.0	$4.41	1,349,081	5.0	$4.41
$5.00 – $10.00	1,189,369	5.1	7.87	1,189,369	5.1	7.87
$10.00 – $15.00	575,832	3.5	11.85	532,195	3.1	11.98
$4.22 – $15.00	3,114,282	4.8	$7.10	3,070,645	4.7	$7.06
Based on the closing market price of the Company’s Class A common stock on December 31, 2014, the aggregate intrinsic value of the Company’s options was as follows:

	Options Outstanding	Options Exercisable
	(in thousands)
Aggregate Intrinsic Value	$8,714	$8,714

Phantom Class B units issued pursuant to the Bonus Plan, which generally vest ratably over four years, are summarized as follows:

	For the Year Ended December 31,
	2014		2013		2012
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	109,665	$5.32	106,340	$5.69	73,570	$7.53
Phantom Class B Units Issued	22,959	11.76	68,518	5.40	80,831	4.33
Vesting of Phantom Class B Units	(54,984)	6.09	(65,193)	6.00	(48,061)	6.22
Phantom Class B Units Forfeited	(5,952)	7.35	—	—	—	—
Ending Balance	71,688	$6.63	109,665	$5.32	106,340	$5.69

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

Phantom Class B units issued pursuant to the 2006 Equity Incentive Plan, which generally vest ratably over 10 years and are not eligible to receive dividends or dividend equivalents until vested, are summarized as follows:

	For the Year Ended December 31,
	2014		2013		2012
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	4,499,386	$4.68	4,103,896	$3.85	—	$—
Phantom Class B Units Issued	102,110	7.62	805,879	8.50	4,103,896	3.85
Vesting of Phantom Class B Units	(423,263)	4.83	(410,389)	3.85	—	—
Phantom Class B Units Forfeited	(701,299)	3.85	—	—	—	—
Ending Balance	3,476,934	$4.92	4,499,386	$4.68	4,103,896	$3.85
For the year ended December 31, 2014, no delayed-vesting cash awards were issued. For the year ended December 31, 2013, the Company awarded $1.0 million in delayed-vesting cash awards issued to certain members. These delayed-vesting cash awards have varying vesting schedules with $0.6 million paid during 2014 and $0.4 million to be paid in 2015. For the year ended December 31, 2012, the Company awarded $1.1 million in delayed-vesting cash awards, with $0.6 million paid during 2013 and the remaining $0.5 million paid during 2014.
As of December 31, 2014 and 2013, the Company had approximately $26.8 million and $29.7 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan; Class B units, option grants, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.
Note 4 — Employee Benefit Plans
The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law. The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan. During the year ended December 31, 2014, 2013, and 2012, the expense recognized in connection with this plan was $0.8 million, $0.7 million, and $0.6 million, respectively.
Note 5 — Earnings per Share
Basic earnings per share is computed by dividing the Company’s net income attributable to its common stockholders by the weighted average number of shares outstanding during the reporting period. For the years ended December 31, 2014, 2013, and 2012, the Company’s basic earnings per share was determined as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share	$8,100	$6,670	$3,840
Basic Weighted-Average Shares Outstanding	12,628,676	11,990,757	10,787,540
Basic Earnings per Share	$0.64	$0.56	$0.36
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
For the years ended December 31, 2014, 2013, and 2012, the Company’s diluted net income was determined as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$47,026	$40,533	$29,711
Less: Assumed Corporate Income Taxes	19,441	16,886	12,730
Assumed After-Tax Income of Pzena Investment Management, LLC	27,585	23,647	16,981
Net Income of Pzena Investment Management, Inc	8,100	6,670	3,840
Diluted Net Income	$35,685	$30,317	$20,821
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
For the years ended December 31, 2014, 2013, and 2012, the Company’s diluted earnings per share were determined as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$35,606	$30,244	20,742
Participating Class B Units	79	73	79
Total Diluted Net Income Attributable to Shareholders	$35,685	$30,317	$20,821
Basic Weighted-Average Shares Outstanding	12,628,676	11,990,757	10,787,540
Dilutive Effect of Class B Units	52,418,097	52,508,211	53,783,093
Dilutive Effect of Options(1)	915,893	690,563	535,629
Dilutive Effect of Phantom Units	1,648,210	1,383,794	140,397
Dilutive Effect of Restricted Shares of Class A Common Stock(2)	42,599	29,795	1,099
Dilutive Weighted-Average Shares Outstanding	67,653,475	66,603,120	65,247,758
Add: Participating Class B Units(3)	144,049	156,720	243,515
Total Dilutive Weighted-Average Shares Outstanding	67,797,524	66,759,840	65,491,273
Diluted Earnings per Share	$0.53	$0.45	$0.32

(1)	Represents the dilutive effect of options to purchase Class B units and Class A common stock.

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

Approximately 0.7 million options to purchase Class B units were excluded from the calculation of diluted earnings per share for the year ended December 31, 2014, as their inclusion would have had an antidilutive effect based on current market prices. Approximately 1.2 million options to purchase Class B units and 1.0 million options to purchase Class A common

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5 — Earnings per Share (Continued)

stock, and 1.6 million options to purchase Class B units and 1.0 million options to purchase Class A common stock were excluded from the calculations for the years end December 31, 2013 and 2012, respectively, as their inclusion would have had an antidilutive effect for the respective periods based on market prices.
Note 6 — Shareholders’ Equity
The Company functions as the sole managing member of the operating company. As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income. Class A and Class B units of the operating company have the same economic rights per unit. As of December 31, 2014, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 19.8% and 80.2%, respectively, of the economic interests in the operations of the business. As of December 31, 2013, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 18.7% and 81.3%, respectively, of the economic interests in the operations of the business.
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
On July 31, 2014, March 20, 2013, and August 31, 2012, certain of the operating company’s members exchanged an aggregate of 1,150,060, 1,328,334, and 722,521, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company. These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.
The incremental assets and liabilities assumed in the exchanges were recorded on July 31, 2014, March 20, 2013, and August 31, 2012 as follows:

	July 31, 2014	March 20, 2013	August 31, 2012
	(in thousands)
Pzena Investment Management, LLC Members' Capital	$16,142	$18,781	$10,006
Pzena Investment Management, LLC Accumulated Deficit	(15,284)	(18,100)	(9,651)
Realizable Deferred Tax Asset	1,272	795	278
Net Tax Receivable Liability to Converting Unitholders	(1,081)	(677)	(242)
Total	$1,049	$799	$391
Common Stock, at Par	$11	$13	$7
Additional Paid-in Capital	1,038	786	384
Total	$1,049	$799	$391

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 6 — Shareholders' Equity (Continued)

The Company announced a share repurchase program on April 24, 2012. The Board of Directors authorized the Company to repurchase an aggregate of $10 million of the Company’s outstanding Class A common stock and the operating company’s Class B units on the open market and in private transactions in accordance with applicable securities laws. On February 5, 2014, the Board of Directors authorized the Company to repurchase an additional $20 million of the Company's outstanding Class A common stock and Class B units of the operating company. The timing, number and value of common shares and units repurchased are subject to the Company’s discretion. The Company’s share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, for any reason.
During the year ended December 31, 2014, the Company purchased and retired 360,279 shares of Class A common stock and 89,503 Class B units at an average price per share of $9.70 and $10.07, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction. During the year ended December 31, 2013, the Company purchased and retired 383,450 shares of Class A common stock and 356,843 Class B units under the current repurchase authorization at an average price per share of $6.29 and $10.44, respectively. During the year ended December 31, 2012, the Company purchased and retired 147,669 shares of Class A common stock and 36,158 Class B units at an average price per share of $5.05 and $5.25, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7 — Non-Controlling Interests

Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$47,026	$40,533	$29,711
Non-Controlling Interests of Consolidated Subsidiaries	(92)	1,235	854
Non-Controlling Interests	$46,934	$41,768	$30,565
Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as redemptions by investors in the Company’s consolidated subsidiaries.
Note 8 — Investments, at Fair Value
Investments, at Fair Value consisted of the following at December 31, 2014:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$23,789	$(753)	$23,036
Investments in Mutual Funds	3,820	1,089	4,909
Total	$27,609	$336	$27,945
Securities Sold Short, at Fair Value consisted of the following at December 31, 2014:

	Cost	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Securities Sold Short	1,496	76	1,572
Total	$1,496	$76	$1,572
Investments, at Fair Value consisted of the following at December 31, 2013:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$1,732	$632	$2,364
Investments in Mutual Funds	4,043	1,214	5,257
Total	$5,775	$1,846	$7,621
The Company held no Securities Sold Short, at Fair Value at December 31, 2013.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9 — Property and Equipment
Property and equipment, net, is comprised of the following:

	As of
	December 31, 2014	December 31, 2013
	(in thousands)
Leasehold Improvements	$3,206	$1,219
Computer Hardware	1,228	1,141
Furniture and Fixtures	786	786
Office Equipment	279	256
Computer Software	345	283
Total	5,844	3,685
Less: Accumulated Depreciation and Amortization	(3,072)	(2,850)
Total	$2,772	$835
For the year ended December 31, 2014, the Company capitalized approximately $2.0 million for leasehold improvements related to its new corporate headquarters that it intends to depreciate when completed and put into service.
Depreciation is included in general and administrative expense and totaled $0.2 million for each of the years ended December 31, 2014, 2013, and 2012, respectively.
Note 10 — Related Party Transactions
For the years ended December 31, 2014, 2013, and 2012, the Company earned $2.8 million, $1.4 million, and $1.5 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company. The Company is not the primary beneficiary of these VIEs.
At December 31, 2014 and 2013, the Company had approximately $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in Receivable from Related Parties on the consolidated statements of financial condition. The Company is the sponsor and investment manager of this entity.
At December 31, 2013 and 2012, other liabilities included approximately $0.1 million of payables to employee members. There were no such payables at December 31, 2014.
At December 31, 2013 and 2012, receivables from related parties included approximately $0.1 million of loans to employees. There were no such receivables at December 31, 2014.
The operating company, as the investment manager of the three mutual funds, Pzena Emerging Markets Focused Value Fund, Pzena Long/Short Value Fund, and Pzena Mid Cap Focused Value Fund, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. For the year ended December 31, 2014, the Company recognized $0.6 million of such expenses. No such expenses were recognized during the years ended December 31, 2013 and 2012 as the funds did not exist during these periods.
The operating company manages the personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its Executive Vice President. The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest. Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors. The operating company also manages the personal funds of some of its employees’ family members. Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history. The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.7 million, $0.6 million, and $0.4 million in 2014, 2013, and 2012, respectively. The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 10 — Related Party Transactions (Continued)

employees, and family members was less than $0.1 million in 2014, and approximately $0.1 million in 2013 and 2012, respectively.
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
During the year ended December 31, 2014, the Company entered into an operating lease agreement for its new corporate headquarters. The term of the lease commenced in October 2014. The Company plans to move to its new corporate headquarters during the first half of 2015. During the year ended December 31, 2014, the Company recognized $0.4 million in lease expenses associated with its new corporate headquarters.
Lease expenses for the years ended December 31, 2014, 2013, and 2012 were $2.0 million, $1.5 million, and $1.4 million, respectively, and are included in general and administrative expense. Sublease income for the years ended December 31, 2014, 2013, and 2012 was $0.4 million, $0.4 million, $0.2 million. Future minimum lease payments are as follows:

Year Ending December 31,	Minimum Payments(1)
(in thousands)
2015	3,728
2016	1,979
2017	1,979
2018	1,979
2019	1,979
2020 and thereafter	11,876
Total	$23,520
(1) Amounts have not been reduced by future minimum sublease payments of $0.3 million due under noncancelable sublease agreements.
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

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 12 — Income Taxes (Continued)

The components of the income tax expense are as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current Provision:
Unincorporated Business Taxes(1)	$2,938	$2,438	$2,440
Local Corporate Tax	—	—	—
State Corporate Tax	—	—	—
Federal Corporate Tax	—	—	—
Total Current Provision	$2,938	$2,438	$2,440
Deferred Provision:
Unincorporated Business Taxes(1)	$15	$(4)	$(21)
Local Corporate Tax	391	405	289
State Corporate Tax	731	714	510
Federal Corporate Tax	3,087	2,892	1,761
Total Deferred Provision	$4,224	$4,007	$2,539
Change in Valuation Allowance	(6,174)	(6,142)	(3,068)
Net Adjustment to Deferred Tax Asset(2)	$895	$286	$—
Total Income Tax Expense	$1,883	$589	$1,911
(1) During the year ended December 31, 2013, the operating company recognized a $0.6 million tax benefit associated with the amendment of prior year tax returns to change the methodology for state and local receipts.
(2) During 2014 and 2013, the Company recognized adjustments to the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with a change in the effective tax rate.
A reconciliation between the provision for income taxes reported for financial reporting purposes, and the application of the statutory U.S. Federal, state, and local tax rates to the reported income before income taxes for the years ended December 31, 2014, 2013, and 2012, were as follows:

	For the Year Ended December 31,
	2014		2013		2012
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(in thousands, except % amounts)
Federal Corporate Tax	$19,352	34.0%	$16,669	34.0%	$12,347	34.0%
State and Local Corporate Tax, net of Federal Benefit	4,178	7.3%	3,775	7.7%	3,214	8.9%
Unincorporated Business Tax(1)	1,732	3.1%	1,741	3.6%	1,382	3.8%
Non-Controlling Interests	(19,403)	(34.1)%	(17,417)	(35.5)%	(13,097)	(36.1)%
Increase/(Decrease) in Liability to Selling and Converting Shareholders	1,417	2.5%	1,519	3.1%	900	2.5%
Deferred Income Tax Valuation Allowance	(6,174)	(10.9)%	(6,142)	(12.5)%	(3,068)	(8.4)%
Operating Loss Carryforward	(625)	(1.1)%	—	—%	—	—%
Net Adjustment to Deferred Tax Asset (2)	895	1.6%	286	0.6%	—	—%
Other	511	0.9%	158	0.2%	233	0.6%
Income Tax Expense	$1,883	3.3%	$589	1.2%	$1,911	5.3%
(1) During the year ended December 31, 2013, the operating company recognized a $0.6 million tax benefit associated with the amendment of prior year tax returns to change the methodology for state and local receipts.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 12 — Income Taxes (Continued)

(2) During 2014 and 2013, the Company recognized adjustments to the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with a change in the effective tax rate.
The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.
A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows. No unrecognized tax benefits were recognized during the year ended December 31, 2012.

For the Year Ended December 31, 2014
(in thousands)
Balance at December 31, 2013	$409
Increases Related to Prior Year Tax Positions	—
Increases Related to Current Year Tax Positions	691
Balance at December 31, 2014	$1,100

For the Year Ended December 31, 2013
(in thousands)
Balance at December 31, 2012	$—
Increases Related to Prior Year Tax Positions	188
Increases Related to Current Year Tax Positions	221
Balance at December 31, 2013	$409
As of December 31, 2014 and 2013, the Company had available for U.S. federal income tax reporting purposes, a net operating loss carryforward of $9.5 million and $10.4 million, respectively, which expires in varying amounts during the tax years 2027 through 2033.
As of December 31, 2014, included in net operating losses are approximately $0.6 million of deductions for excess stock- and unit- based transactions. The $0.2 million of tax benefit associated with these deductions will be credited to Additional-Paid-In-Capital when such deductions reduce taxes payable. Although these net operating losses are included in the total carryforward amount, they are not reflected in the table of deferred tax assets as the excess tax benefits are not yet realized.
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
As discussed in Note 6, Shareholders’ Equity, on July 31, 2014, March 20, 2013, and August 31, 2012, certain of the operating company’s members exchanged an aggregate of 1,150,060, 1,328,334, and 722,521, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company. The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754. Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $6.0 million deferred tax asset and corresponding $5.1 million liability on July 31, 2014, a $5.9 million deferred tax asset and a corresponding $5.0 million liability on March 20, 2013, a $2.2 million deferred tax asset and a corresponding $1.9 million liability to converting shareholders on August 31, 2012. The Company assessed the realizability of the deferred tax asset associated with each of these exchanges and determined that a portion of each of their benefits would go unutilized. Consequently, the Company established a $4.7 million, a $5.1 million, and a $1.9 million valuation allowance on July 31, 2014, March 20, 2013, and August 31, 2012, respectively, to reduce the deferred tax asset to an amount more likely than not to be realized. These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years. The Company similarly reduced the associated liability to selling and converting shareholders by $4.0 million, $4.4 million, and $1.6 million, at July 31, 2014, March 20, 2013, and August 31, 2012, respectively, to reflect this change in the estimated realization of these assets. As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.
During the years ended December 31, 2014 and 2013, after giving effect to the exchanges discussed earlier, the Company’s valuation allowance was reduced by approximately $6.2 million and $6.1 million, respectively, due to revised estimates of future taxable income. To reflect this change in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $4.2 million and $4.5 million, respectively, for the years ended December 31, 2014 and 2013. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations. As of December 31, 2014 and 2013, the net values of all deferred tax assets were approximately $14.6 million and $12.3 million, respectively.
The change in the Company’s deferred tax assets, net of valuation allowance, for the year ended December 31, 2014 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2013	$61,628	$4,657	$(53,973)	$12,312
Deferred Tax (Expense)/Benefit	(4,067)	447	—	(3,620)
Unit Exchange	6,013	—	(4,741)	1,272
Change in Valuation Allowance	—	—	6,174	6,174
Operating Loss Carryforward	—	(625)	—	(625)
Net Adjustment to Deferred Tax Asset(1)	(8,791)	(405)	8,301	(895)
Balance at December 31, 2014	$54,783	$4,074	$(44,239)	$14,618
(1) During 2014, the Company recognized adjustments to the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with a change in the effective tax rate.
The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the year ended December 31, 2014, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2013	$(39)
Deferred Tax Expense	21
Balance at December 31, 2014	$(18)

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 12 — Income Taxes (Continued)

The change in the Company’s deferred tax assets, net of valuation allowance, for the year ended December 31, 2013 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2012	$65,069	$4,536	$(59,917)	$9,688
Deferred Tax (Expense)/Benefit	(3,788)	(239)	—	(4,027)
Unit Exchange	5,935	—	(5,140)	795
Change in Valuation Allowance	—	—	6,142	6,142
Net Adjustment to Deferred Tax Asset(1)	$(5,588)	$360	$4,942	$(286)
Balance at December 31, 2013	$61,628	$4,657	$(53,973)	$12,312
(1) During 2013, the Company recognized adjustments to the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with a change in the effective tax rate.
The change in the Company’s deferred tax liabilities for the year ended December 31, 2013 is summarized as follows:

Total
(in thousands)
Balance at December 31, 2012	$(59)
Deferred Tax Expense	20
Balance at December 31, 2013	$(39)
As of December 31, 2014 and 2013, the net values of the liability to selling and converting shareholders were approximately $15.4 million and $12.8 million, respectively. The change in the Company’s liability to selling and converting shareholders for the years ended December 31, 2014 and 2013, is summarized as follows:

	For the Year Ended December 31,
	2014	2013
	(in thousands)
Beginning Balance	$12,777	$9,656
Change in Liability	4,168	4,468
Unit Conversion	1,081	677
Tax Receivable Agreement Payments	(2,668)	(2,024)
Ending Balance	$15,358	$12,777

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13 — Quarterly Results of Operations (unaudited)
Unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 are summarized below:

	For the Quarter Ended 2014
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts) (unaudited)
Total Revenue	$28,560	$29,605	$27,945	$26,401
Operating Income	14,749	16,632	15,541	14,031
Net Income	$2,469	$2,059	$2,124	$1,448
Basic Earnings Per Share	$0.19	$0.16	$0.17	$0.12
Diluted Earnings Per Share	$0.14	$0.14	$0.13	$0.11

	For the Quarter Ended 2013
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts) (unaudited)
Total Revenue	$28,749	$24,046	$22,132	$20,842
Operating Income	17,197	12,951	11,275	9,425
Net Income	$2,279	$1,956	$1,266	$1,169
Basic Earnings Per Share	$0.19	$0.16	$0.10	$0.10
Diluted Earnings Per Share	$0.15	$0.12	$0.10	$0.09
Note 14 — Subsequent Events
The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

On February 10, 2015, the Company declared a year-end dividend of $0.32 per share of its Class A common stock which was paid on March 5, 2015 to holders of record on February 20, 2015.

SHAREHOLDER INFORMATION
Board of Directors
Richard S. Pzena, Chairman, Chief Executive Officer and Co-Chief Investment Officer of Pzena Investment Management, Inc.
John P. Goetz, President, Co-Chief Investment Officer of Pzena Investment Management, Inc.
William L. Lipsey, President, Head of Business Development and Client Service of Pzena Investment Management, Inc.
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