Form 10-Q
period 2015-03-31
Pzena Investment Management, Inc.
filed 2015-05-07
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2015
Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to______

Commission file number 001-33761
PZENA INVESTMENT MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-8999751
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
320 Park Avenue
New York, New York 10022
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (212) 355-1600

120 West 45th Street
New York, New York 10036
(Former Address of Principal Executive Offices) (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of May 6, 2015, there were 12,952,385 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.
As of May 6, 2015, there were 53,252,116 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014.  Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  We undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Quarterly Report on Form 10-Q.

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and Cash Equivalents	$21,105	$39,109
Restricted Cash	3,485	2,810
Due from Broker	705	94
Advisory Fees Receivable	23,014	22,939
Investments	32,239	27,945
Receivable from Related Parties	305	107
Other Receivables	654	647
Prepaid Expenses and Other Assets	1,100	845
Deferred Tax Asset, Net of Valuation Allowance of $43,873 and $44,239, respectively	13,981	14,618
Property and Equipment, Net of Accumulated Depreciation of $3,137 and $3,072, respectively	5,997	2,772
TOTAL ASSETS	$102,585	$111,886
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$9,061	$5,974
Due to Broker	752	698
Securities Sold Short, at Fair Value	2,404	1,572
Liability to Selling and Converting Shareholders	15,603	15,358
Deferred Compensation Liability	744	2,211
Lease Liability	248	354
Other Liabilities	648	686
TOTAL LIABILITIES	29,460	26,853
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 12,968,807 and 13,044,719 Shares Issued and Outstanding in 2015 and 2014, respectively)	129	130
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 53,169,036 and 52,891,939 Shares Issued and Outstanding in 2015 and 2014, respectively)	—	—
Additional Paid-In Capital	7,505	8,007
Retained Earnings	7,709	10,264
Total Pzena Investment Management, Inc.'s Equity	15,343	18,401
Non-Controlling Interests	57,782	66,632
TOTAL EQUITY	73,125	85,033
TOTAL LIABILITIES AND EQUITY	$102,585	$111,886

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months Ended March 31,
	2015	2014
REVENUE	$28,653	$26,401
EXPENSES
Compensation and Benefits Expense	12,070	10,050
General and Administrative Expense	3,603	2,320
Total Operating Expenses	15,673	12,370
Operating Income	12,980	14,031
OTHER (EXPENSE)/ INCOME
Interest Income	14	15
Dividend Income	118	50
Gains/ (Losses) and Other Investment Income	15	104
Change in Liability to Selling and Converting Shareholders	(245)	(127)
Other Expense	(191)	(89)
Total Other Expense	(289)	(47)
Income Before Income Taxes	12,691	13,984
Income Tax Expense	1,088	1,683
Net Income	11,603	12,301
Less: Net Income Attributable to Non-Controlling Interests	9,981	10,853
Net Income Attributable to Pzena Investment Management, Inc.	$1,622	$1,448

Net Income for Basic Earnings per Share	$1,622	$1,448
Basic Earnings per Share	$0.12	$0.12
Basic Weighted Average Shares Outstanding[1]	13,057,714	12,176,592

Net Income for Diluted Earnings per Share	$7,927	$7,576
Diluted Earnings per Share	$0.12	$0.11
Diluted Weighted Average Shares Outstanding[1]	67,982,245	67,929,783

Cash Dividends per Share of Class A Common Stock	$0.32	$0.26
1 The Company issues restricted shares of Class A common stock and restricted Class B units that have non-forfeitable dividend rights. Under the "two-class method," these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2014	13,044,719	52,891,939	$130	$8,007	$10,264	$66,632	$85,033
Amortization of Non-Cash Compensation	18,535	23,800	—	158	—	571	729
Non-Cash Compensation Modification	—	(142,315)	—	(141)	—	(572)	(713)
Directors' Share Grants	—	—	—	29	—	117	146
Net Income	—	—	—	—	1,622	9,981	11,603
Options Exercised	—	400,000	—	333	—	1,355	1,688
Repurchase and Retirement of Class A Common Stock	(94,447)	—	(1)	(824)	—	—	(825)
Repurchase and Retirement of Class B Units	—	(4,388)	—	(9)	—	(33)	(42)
Class A Cash Dividends Declared and Paid ($0.32 per share)	—	—	—	—	(4,177)	—	(4,177)
Contributions from Non-Controlling Interests	—	—	—	—	—	336	336
Distributions to Non-Controlling Interests	—	—	—	—	—	(20,653)	(20,653)
Other	—	—	—	(48)	—	48	—
Balance at March 31, 2015	12,968,807	53,169,036	$129	$7,505	$7,709	$57,782	$73,125

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net Income	$11,603	$12,301
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	65	53
Non-Cash Compensation	1,473	1,476
Directors' Share Grants	146	116
(Gains)/ Losses and Other Investment Income	(15)	(104)
Change in Liability to Selling and Converting Shareholders	245	127
Deferred Income Taxes	626	970
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(75)	546
Due from Broker	(607)	(696)
Restricted Cash	(675)	—
Prepaid Expenses and Other Assets	(262)	(319)
Non-Cash Compensation Modification	(713)	—
Due to Broker	54	5,228
Accounts Payable, Accrued Expenses, and Other Liabilities	849	(1,244)
Tax Receivable Agreement Payments	—	(1,945)
Change in Lease Liability	(106)	(106)
Purchases of Equity Securities and Securities Sold Short	(17,511)	(15,355)
Proceeds from Equity Securities and Securities Sold Short	12,824	10,063
Net Cash Provided by Operating Activities	7,921	11,111
INVESTING ACTIVITIES
Purchases of Investments	(4,535)	(519)
Proceeds from Sale of Investments	5,771	541
Payments to Related Parties	(198)	(92)
Purchases of Property and Equipment	(3,290)	(81)
Net Cash Used in Investing Activities	(2,252)	(151)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(825)	—
Repurchase and Retirement of Class B Units	(42)	(41)
Option Exercise	1,688	—
Distributions to Non-Controlling Interests	(20,653)	(16,825)
Contributions from Non-Controlling Interests	336	948
Dividends	(4,177)	(3,166)
Net Cash Used in Financing Activities	(23,673)	(19,084)
NET CHANGE IN CASH	$(18,004)	$(8,124)
CASH AND CASH EQUIVALENTS - Beginning of Period	$39,109	$33,878
Net Change in Cash	(18,004)	(8,124)
CASH AND CASH EQUIVALENTS - End of Period	$21,105	$25,754
Supplementary Cash Flow Information:
Income Taxes Paid	$409	$891

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

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of March 31, 2015, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company, through its own interests, and its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of March 31, 2015:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	March 31, 2015
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Service, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Mid Cap Focused Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	92.1%
Pzena Long/Short Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	84.3%
Pzena Emerging Markets Focused Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	20.3%
Pzena International Value Service, a series of Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	42.9%
Pzena Investment Funds Trust, Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	3.0%

Note 2—Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations.  The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest.  Certain investment vehicles the operating company sponsors for which it is the investment advisor are considered to be variable-interest entities (“VIEs”). The Company consolidates VIEs where the Company is deemed to be the primary beneficiary. The majority-owned subsidiaries in which the Company has a controlling financial interest and the VIEs for which the Company is deemed to be the primary beneficiary are collectively referred to as “consolidated subsidiaries.”  Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company.  All significant inter-company transactions and balances have been eliminated through consolidation.

On March 31, 2014, the operating company launched the Pzena Emerging Markets Focused Value Fund, Pzena Mid Cap Focused Value Fund, and Pzena Long/Short Value Fund, for each of which it acts as the investment advisor. These funds meet the definition of VIE due to their series trust structure. The shareholders of the individual funds lack the ability to make decisions regarding the trustees and the key activities of the fund, because those abilities reside at the trust level. For purposes of consolidation, the Company believes it is the primary beneficiary when it, along with its related parties and de-facto agents, owns a majority of

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

the fund shares because the majority of the variability of the funds accrues to the Company. On March 31, 2014, the Company provided the initial cash investment for each fund in an effort to generate an investment performance track record to attract third-party investors and had an initial investment representing 100% of the ownership in each entity. As a result, the entities were consolidated with the Company as of March 31, 2014. On August 5, 2014, due to additional subscriptions into the Pzena Emerging Markets Focused Value Fund, the Company's ownership decreased to 42.9% and the entity was deconsolidated. However, as of December 19, 2014, as a result of a shift in equity ownership on that date, the Company was considered the primary beneficiary of the fund and the entity was reconsolidated. During the period when the Company was not considered the primary beneficiary of the Pzena Emerging Markets Focused Value Fund, it removed the related assets, liabilities and non-controlling interest from its consolidated statement of financial condition, the related net investment income from its consolidated statement of operations and classified the remaining investment as an equity method investment. The Pzena Emerging Markets Focused Value Fund, Pzena Mid Cap Focused Value Fund, and Pzena Long/Short Value Fund will continue to be consolidated to the extent the Company is deemed to be the primary beneficiary of them. At March 31, 2015, the aggregate of these funds' $22.9 million in net assets were included in the Company's consolidated statement of financial condition.

Pzena Investment Funds Trust, Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company.  A majority of the trustees do not hold equity investments in this trust.  Since the holders of the equity investments in this partnership lack a controlling financial interest in it, this entity is deemed to be a VIE.  The Company is considered the primary beneficiary of this VIE.  At March 31, 2015, the fund’s $1.2 million in net assets were included in the Company’s consolidated statement of financial condition.

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC.  The operating company is considered the primary beneficiary of this entity. At March 31, 2015, Pzena International Value Fund’s $3.9 million in net assets were included in the Company’s consolidated statement of financial condition.

Effective January 1, 2015, substantially all of the Company's investments in third party mutual funds, held to satisfy the Company's obligations under its deferred compensation program, were reallocated to the Pzena Emerging Markets Focused Value Fund, Pzena Mid Cap Focused Value Fund, Pzena Long/Short Value Fund, Pzena Large Cap Value Fund, Pzena International Value Service, a private investment partnership and certain other investments.

VIEs that are not consolidated continue to receive investment management services from the operating company, and are private investment partnerships the operating company sponsors through which it offers its Global Value and/or Non-U.S. Value Strategies.  The total net assets of these VIEs was approximately $423.0 million and $408.9 million at March 31, 2015 and December 31, 2014, respectively.  As of March 31, 2015, the operating company had a $1.9 million investment in one of these firm-sponsored vehicles held to satisfy the Company's obligations under its deferred compensation program but was not deemed to be primary beneficiary of the entity. As of December 31, 2014, neither the Company nor the operating company were exposed to losses as a result of its involvement with these entities because they had no direct investment in them.

The Company records in its own equity its pro-rata share of transactions that impact the operating company’s net equity, including unit and option issuances, repurchases, and retirements.  The operating company’s pro-rata share of such transactions is recorded as an adjustment to additional paid-in capital or non-controlling interests, as applicable, on the consolidated statements of financial position.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on the applicable contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the AUM.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned.   In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually.  Following the preferred method identified in the Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  For the three months ended March 31, 2015 and 2014, the Company recognized approximately $0.4 million and $0.3 million in performance fee income, respectively.

Cash and Cash Equivalents:

At March 31, 2015 and December 31, 2014, Cash and Cash Equivalents was $21.1 million and $39.1 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposits and other accounts whose balances often exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

The Company maintained compensating balances of Restricted Cash of $3.5 million and $2.8 million at March 31, 2015 and December 31, 2014, respectively. The Company holds letters of credit issued by a third party in lieu of cash security deposits, as required by the Company’s leases for its current office space and its future New York corporate headquarters.

The Pzena Long/Short Value Fund is required to maintain cash collateral for margin accounts established to support securities sold short, not yet purchased. To satisfy this requirement, $2.2 million and $1.5 million as of March 31, 2015 and December 31, 2014, respectively, was set aside and recorded in Restricted Cash in the consolidated statements of financial condition.

Due to/from Broker:

Due to/from Broker consists primarily of amounts payable/receivable for unsettled securities transactions held/initiated at the clearing brokers of the Company’s consolidated subsidiaries.

Investments:

Investment Securities, trading
Investments classified as trading securities consist of equity securities held by the Company and its consolidated subsidiaries.  Certain of the Company’s investments are held to satisfy the Company’s obligations under its deferred compensation program.  During 2014, the Company held investments in third-party mutual funds to satisfy the Company's obligations under its deferred compensation program. Dividends associated with the Company's investments and the investments of the Company’s consolidated subsidiaries are recorded as dividend income on an ex-dividend basis in the consolidated statement of operations.

Securities Sold Short represents securities sold short, not yet purchased by the Pzena Long/Short Value Fund, which is consolidated with the Company's financial statements. Dividend expense associated with these investments is reflected in Other Expense on an ex-dividend basis in the consolidated statements of operations.

All such investments are recorded at fair value, with net realized and unrealized gains and losses reported in earnings. Net realized and unrealized gains and losses are a component of Gains/ (Losses) and Other Investment Income in the consolidated statements of operations.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Investments in equity method investees
During the three months ended March 31, 2015, the company accounted for its investment in a private investment partnership in which the Company has a non-controlling interest and exercises significant influence using the equity method. This investment is included in Investments in the Company's consolidated statement of financial condition. The carrying value of this investment is recorded at the amount of capital reported by the private investment partnership. The capital account reflects any contributions paid to, distributions received from, and equity earnings of, the private investment partnership. The earnings of this investment are recorded as equity in the earnings of affiliates and reflected as a component of Gains/ (Losses) and Other Investment Income in the consolidated statement of operations

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any. During the three months ended March 31, 2015, no impairment losses were recognized.

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

Included in the Company’s consolidated assets and liabilities are investments in equity securities and securities sold short, both of which are exchange-traded securities with quoted prices in active markets. Also included in the Company's investments during 2014 were third-party mutual funds which have a readily available net asset value per share.  The fair value measurements of the equity securities, securities sold short, and investments in third-party mutual funds during 2014 have been classified as Level 1. The investments in equity method investees are held at their carrying value.

The following table presents these instruments’ fair value at March 31, 2015:

	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$30,380	$—	$—	$—	$30,380
Investments in Equity Method Investees	—	—	—	1,859	1,859
Total	$30,380	$—	$—	$1,859	$32,239

	Level 1	Level 2	Level 3	Other Liabilities Not Held at Fair Value	Total
	(in thousands)
Liabilities:
Securities Sold Short	$2,404	$—	$—	$—	$2,404

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents these instruments’ fair value at December 31, 2014:

	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$23,036	$—	$—	$—	$23,036
Investments in Mutual Funds	4,909	—	—	—	4,909
Total	$27,945	$—	$—	$—	$27,945

	Level 1	Level 2	Level 3	Other Liabilities Not Held at Fair Value	Total
	(in thousands)
Liabilities:
Securities Sold Short	$1,572	$—	$—	$—	$1,572

For the three months ended March 31, 2015 and 2014, there were no transfers between levels. In addition, the Company did not hold any Level 2 or 3 securities during these periods.

Securities Valuation:

Investments in equity securities and securities sold short for which market quotations are available are valued at the last reported price or closing price on the primary market or exchange on which they trade.  If no reported equity sales occurred on the valuation date, equity investments are valued at the bid price.  Investments in firm-sponsored investment vehicles, and third-party mutual funds during 2014, are valued at the closing net asset value per share of the fund on the day of valuation.  Transactions are recorded on a trade date basis.

The net realized gain or loss on sales of securities, securities sold short, and investments in third-party mutual funds is determined on a specific identification basis and is included in Gains/ (Losses) and Other Investment Income in the consolidated statements of operations.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from brokers, and advisory fees receivable.  The Company maintains its cash and cash equivalents in bank deposits and other accounts whose balances often exceed federally insured limits.

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions.  For the three months ended March 31, 2015, approximately 10.8% of the Company's advisory fees were generated from advisory agreements with one client relationship. We had no client relationships that were greater than 10% of total revenue during 2014. At March 31, 2015 and December 31, 2014, no allowance for doubtful accounts was deemed necessary.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate. It is also the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax Expense on the consolidated statement of operations. For the three months ended March 31, 2015 and 2014, no such expenses were recognized. As of March 31, 2015 and December 31, 2014, no such accruals were recorded.
The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At March 31, 2015, the Company had a $43.9 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock.  At December 31, 2014, the Company had a $44.2 million valuation allowance against these deferred tax assets.  The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

Excess tax benefits related to stock- and unit-transactions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. The Company will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-In Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. For the three months ended March 31, 2015, the Company had approximately $0.1 million in tax benefits associated with stock- and unit-based awards that it was not able to recognize. There were less than $0.1 million in such unrecognized tax benefits for the three months ended March 31, 2014.

Foreign Currency:

Investment securities and other assets and liabilities denominated in foreign currencies are remeasured into U.S. dollar amounts at the date of valuation.  Purchases and sales of investment securities, and income and expense items denominated in foreign currencies, are remeasured into U.S. dollar amounts on the respective dates of such transactions.

The Company does not isolate the portion of the results of its operations resulting from the impact of fluctuations in foreign exchange rates on its non-U.S. investments.  Such fluctuations are included in Gains/ (Losses) and Other Investment Income in the consolidated statements of operations.

Reported net realized foreign exchange gains or losses arise from sales of foreign currencies, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends,

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

interest, and foreign withholding taxes recorded on the Company’s books and the U.S. dollar equivalent of the amounts actually received or paid.  Net unrealized foreign exchange gains and losses arise from changes in the fair values of assets and liabilities resulting from changes in exchange rates.

The functional currency of the Company is the United States Dollar.  Assets and liabilities of foreign operations whose functional currency is not the United States Dollar are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  For the three months ended March 31, 2015 and 2014, the Company did not record any accumulated other comprehensive income.

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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis". This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective approach to adoption or modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Early adoption is permitted. The company is currently assessing the impact of this standard on its consolidated financial statements, as well as the available transition method.

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash Compensation and Other Benefits	$10,597	$8,574
Non-Cash Compensation	1,473	1,476
Total Compensation and Benefits Expense	$12,070	$10,050

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  Details of Class B units, Delayed Exchange Class B units, phantom Class B units and restricted shares of Class A common stock awarded during the three months ended March 31, 2015 and 2014 are as follows:

	For the Three Months Ended March 31,
	2015		2014
	Amount	Fair Value[1]	Amount	Fair Value[1]
Restricted Class B Units	23,782	$9.46	32,479	$11.76
Options to Purchase Shares of Class A Common Stock[2]	1,000,000	$1.07	—	$—
Deferred Compensation Phantom Class B Units	—	$—	22,959	$11.76
Participating Shares of Restricted Class A Common Stock[3]	29,868	$8.37	—	$—
Restricted Shares of Class A Common Stock	100,000	$6.08	—	$—
1 Represents the grant date estimated fair value per share or unit.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

2 Represents options to purchase shares of Class A common stock issued whose vesting is contingent on meeting various departmental and company-wide performance goals, including revenue growth in excess of certain expenses. These share options contingently vest over a period of 7 years.
3 Represents restricted shares of Class A common stock that receive nonforfeitable rights to dividends.

Pursuant to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”), the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  The Company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan. These Class B units vested immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant. These units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock and contingently vesting options to acquire shares of Class A common stock. During the three months ended March 31, 2015, 5,775 restricted Class B units were forfeited in connection with employee departures. During the three months ended March 31, 2015, no contingently vesting options vested. During the three months ended March 31, 2015, 142,315 Delayed Exchange Class B units issued to one employee during 2014 were canceled and replaced with cash compensation. Additional compensation expense of less than $0.1 million was recognized upon cancellation and replacement of the award.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options as designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period. As of March 31, 2015 and December 31, 2014, the liability associated with all deferred compensation investment accounts was $0.7 million and $2.2 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of the compensation otherwise payable to the director in cash, deferred in the form of phantom shares of Class A common stock of the Company.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of March 31, 2015 and December 31, 2014, there were 230,413 and 190,389 phantom shares of Class A common stock outstanding, respectively. For the three months ended March 31, 2015 and 2014, no distributions were made under the Director Plan.

The Company has issued to certain of its employees delayed-vesting cash awards.  For the three months ended March 31, 2015 and 2014 no such awards were granted.  Previously awarded delayed-vesting cash awards have varying vesting schedules with $0.4 million to be paid at the end of 2015.

As of March 31, 2015 and December 31, 2014, the Company had approximately $28.1 million and $26.8 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, Delayed Exchange Class B units, contingently vesting option grants, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and option grants issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For each of the three months ended March 31, 2015, and 2014 the expense recognized in connection with this plan was $0.3 million.

Note 5—Earnings per Share

Basic earnings per share is computed by dividing the Company’s net income attributable to its common stockholders by the weighted average number of shares outstanding during the reporting period.

Under the two-class method of computing basic earnings per share, basic earnings per share is calculated by dividing net income for basic earnings per share by the weighted average number of common shares outstanding during the period.  The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared and undistributed earnings for the period.  The Company’s net income for basic earnings per share is reduced by the amount allocated to participating restricted shares of Class A common stock which participate for purposes of calculating earnings per share.

For the three months ended March 31, 2015 and 2014,  the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$1,621	$1,448
Participating Shares of Restricted Class A Common Stock	1	—
Total Net Income for Basic Earnings per Share	$1,622	$1,448
Basic Weighted-Average Shares Outstanding	13,049,086	12,176,592
Add: Participating Shares of Restricted Class A Common Stock [1]	8,628	—
Total Basic Weighted-Average Shares Outstanding	13,057,714	12,176,592
Basic Earnings per Share	$0.12	$0.12
1 Certain unvested shares of Class A common stock granted to employees have nonforfeitable rights to dividends and therefore participate fully in the results of the Company from the date they are granted. They are included in the computation of basic earnings per share using the two-class method for participating securities.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

For the three months ended March 31, 2015 and 2014, the Company’s diluted net income was determined as follows:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$10,041	$10,780
Less: Assumed Corporate Income Taxes	3,736	4,652
Assumed After-Tax Income of Pzena Investment Management, LLC	6,305	6,128
Net Income of Pzena Investment Management, Inc.	1,622	1,448
Diluted Net Income	$7,927	$7,576

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

For the three months ended March 31, 2015 and 2014, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$7,916	$7,559
Participating Shares of Restricted Class A Common Stock	1	—
Participating Class B Units	10	17
Total Diluted Net Income Attributable to Shareholders	$7,927	$7,576

Total Basic Weighted-Average Shares Outstanding	13,057,714	12,176,592
Dilutive Effect of B Units	52,949,723	52,834,679
Dilutive Effect of Options [1]	686,196	1,038,360
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	1,162,207	1,695,445
Dilutive Effect of Restricted Shares of Class A Common Stock [2]	37,550	38,765
Dilutive Weighted-Average Shares Outstanding	67,893,390	67,783,841
Add: Participating Class B Units[3]	88,855	145,942
Total Dilutive Weighted-Average Shares Outstanding	67,982,245	67,929,783
Diluted Earnings per Share	$0.12	$0.11

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

Approximately 0.6 million and 0.8 million options to purchase Class B units were excluded from the calculation of diluted net income per share for the three months ended March 31, 2015 and 2014, respectively, as their inclusion would have had an antidilutive effect based on current market prices.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit.  As of March 31, 2015, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 19.6% and 80.4%, respectively, of the economic interests in the operations of the business. As of December 31, 2014, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 19.8% and 80.2%, respectively, of the economic interests in the operations of the business.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Pursuant to the operating agreement of the operating company, each vested Class B unit is exchangeable for a share of the Company’s Class A common stock, subject to certain exchange timing and volume limitations. No Class B units were exchanged during the three months ended March 31, 2015 and 2014.

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

During the three months ended March 31, 2015, the Company purchased and retired 94,447 shares of Class A common stock under the current repurchase authorization at a weighted average price per share of $8.73. During the three months ended March 31, 2015, the Company purchased and retired 4,388 Class B units under the repurchase authorization at a weighted average price per share of $9.46.   During the three months ended March 31, 2014, the Company purchased and retired 3,476 Class B units under the repurchase authorization at a weighted average price per unit of $11.76. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

During the three months ended March 31, 2015, 400,000 Class B unit options were exercised for $1.7 million in cash. These exercises resulted in the issuance of 400,000 Class B units.

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$10,041	$10,780
Non-Controlling Interests of Consolidated Subsidiaries	(60)	73
Net Income Attributable to Non-Controlling Interests	$9,981	$10,853

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals from the Company’s consolidated subsidiaries. Contributions from non-controlling interests represent contributions to the Company's consolidated subsidiaries.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 8—Investments

The following is a summary of Investments:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Investment Securities, Trading
Equity Securities	$30,380	$23,036
Investments in Mutual Funds	—	4,909
Total Investment Securities, Trading	30,380	27,945
Investments in Equity Method Investees	1,859	—
Total	$32,239	$27,945

Investment Securities, Trading

Investments, at Fair Value consisted of the following at March 31, 2015:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$31,033	$(653)	$30,380
Total	$31,033	$(653)	$30,380

    Securities Sold Short, at Fair Value consisted of the following at March 31, 2015:

	Proceeds	Unrealized (Gain)/ Loss	Fair Value
	(in thousands)
Securities Sold Short	$2,312	$92	$2,404
Total	$2,312	$92	$2,404

Investments, at Fair Value consisted of the following at December 31, 2014:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$23,789	$(753)	$23,036
Investments in Mutual Funds	3,820	1,089	4,909
Total	$27,609	$336	$27,945

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Securities Sold Short, at Fair Value consisted of the following at December 31, 2014:

	Proceeds	Unrealized (Gain)/ Loss	Fair Value
	(in thousands)
Securities Sold Short	$1,496	$76	$1,572
Total	$1,496	$76	$1,572

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships through which it offers its investment strategies. As of January 1, 2015, the Company made an investment in one of these private investment partnerships, held to satisfy its obligations under the deferred compensation program. The Company holds a non-controlling interest and exercises significant influence in this entity, and accounts for its investment as an equity method investment. As of March 31, 2015, the Company owned approximately 4.6% of the private investment partnership with a carrying value of $1.9 million.

Note 9—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Leasehold Improvements	$5,760	$3,206
Computer Hardware	1,354	1,228
Furniture and Fixtures	1,346	786
Computer Software	395	345
Office Equipment	279	279
Total	9,134	5,844
Less: Accumulated Depreciation and Amortization	(3,137)	(3,072)
Total	$5,997	$2,772

As of March 31, 2015, the Company has capitalized approximately $4.5 million in leasehold improvements and $0.6 million in furniture and fixtures related to its new corporate headquarters that it intends to depreciate when completed and put into service.

Depreciation is included in general and administrative expense and totaled approximately $0.1 million for each of the three months ended March 31, 2015 and 2014, respectively.

Note 10—Related Party Transactions

For the three months ended March 31, 2015 and 2014, the Company earned $0.8 million and $0.6 million, respectively, in investment advisory fees from unconsolidated VIEs that receive investment management services from the Company.

At both March 31, 2015 and December 31, 2014, the Company had approximately $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in Receivable from Related Parties on the consolidated statements of financial condition.  The operating company is the sponsor and investment manager of this entity.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

At March 31, 2015, Receivable from Related Parties included approximately $0.2 million of a forgivable loan associated with an initial employment agreement. The loan becomes forgivable in installments over a period of approximately 18 months. No loans to employees were recorded at December 31, 2014.

The operating company, as investment manager of the three mutual funds, Pzena Emerging Markets Focused Value Fund, Pzena Long/Short Value Fund, and Pzena Mid Cap Focused Value Fund, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. For the three months ended March 31, 2015, the Company recognized $0.2 million of such expenses. No such expenses were recognized during the three months ended March 31, 2014 as the funds opened as of March 31, 2014.

The operating company manages the personal funds of certain of the Company’s employees, including its CEO, its two Presidents, and its Executive Vice President.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages the personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds.   In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.2 million for each of the three months ended March 31, 2015 and 2014, respectively. The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was less than $0.1 million for each of the three months ended March 31, 2015 and 2014.

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

During June 2014, the Company entered into an operating lease agreement for its new corporate headquarters. The term of the lease commenced in October 2014. The Company plans to move to its new corporate offices during the first half of 2015. During the three months ended March 31, 2015, the Company recognized $0.5 million in lease expenses associated with its new corporate headquarters.

Lease expenses were $0.9 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively, and are included in general and administrative expense.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The components of the income tax expense are as follows:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Current Provision:
Unincorporated Business Taxes	$462	$713
Local Corporate Tax	—	—
State Corporate Tax	—	—
Federal Corporate Tax	—	—
Total Current Provision	$462	$713
Deferred Provision:
Unincorporated Business Taxes	$62	$69
Local Corporate Tax	72	111
State Corporate Tax	46	232
Federal Corporate Tax	812	723
Total Deferred Provision	$992	$1,135
Change in Valuation Allowance	(366)	(767)
Net Adjustment Related to Change in Effective Tax Rate[1]	—	602
Total Income Tax Expense	$1,088	$1,683

1 During the three months ended March 31, 2014, the Company recognized adjustments to the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with changes in the effective tax rate.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of March 31, 2015 and December 31, 2014, the Company had available for U.S. federal income tax reporting purposes, a net operating loss carryforward of $9.7 million and $9.5 million, respectively, which expires in varying amounts during the tax years 2027 through 2035.
As of March 31, 2015 and December 31, 2014, included in net operating losses were approximately $1.8 million and $1.6 million, respectively, of deductions for excess stock- and unit- based transactions. The $0.7 million of tax benefit associated with these deductions will be credited to Additional Paid In Capital when such deductions reduce taxes payable. Although these net operating losses are included in the total carryforward amount, they are not reflected in the table of deferred tax assets as the excess tax benefits are not yet realized.
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

The acquisition of operating company Class B units, noted below, has allowed the Company to make an election under Section 754 of the Internal Revenue Code (“Section 754”) to step up its tax basis in the net assets acquired.  This step up is deductible for tax purposes over a 15-year period.  Based on the net proceeds of the initial public offering and tax basis of the operating company, this election gave rise to an initial deferred tax asset of approximately $68.7 million.

Pursuant to a tax receivable agreement between the members of the operating company and the Company, 85% of the cash savings generated by this election will be distributed to the selling and converting shareholders upon the realization of this benefit.

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

During the three months ended March 31, 2015 and 2014, the Company’s valuation allowance was reduced by approximately $0.4 million and $0.8 million, respectively, due to revised estimates of future taxable income.   Results for the three months ended March 31, 2014 also reflect changes in the Company's expected future tax benefits due to a decreases in its effective tax rate. These changes are reflected as a net adjustment to the Company's Section 754 deferred tax asset, valuation allowance, and other deferred tax assets. To reflect these changes in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.

As of March 31, 2015 and December 31, 2014, the net values of all deferred tax assets were approximately $14.0 million and $14.6 million, respectively.

The change in the Company’s deferred tax assets, net of valuation allowance, for the three month period ended March 31, 2015 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2014	$54,783	$4,074	$(44,239)	$14,618
Deferred Tax (Expense)/Benefit	(923)	(80)	—	(1,003)
Change in Valuation Allowance	—	—	366	366
Net Adjustment to Deferred Tax Asset	—	—	—	—
Balance at March 31, 2015	$53,860	$3,994	$(43,873)	$13,981

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the three month period ended March 31, 2015, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2014	$(18)
Deferred Tax Expense	11
Balance at March 31, 2015	$(7)

The change in the Company’s deferred tax assets, net of valuation allowance, for the three month period ended March 31, 2014 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2013	$61,628	$4,657	$(53,973)	$12,312
Deferred Tax (Expense)/Benefit	(1,104)	(36)	—	(1,140)
Change in Valuation Allowance	—	—	767	767
Net Adjustment to Deferred Tax Asset	(6,608)	(351)	6,357	(602)
Balance at March 31, 2014	$53,916	$4,270	$(46,849)	$11,337

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax liabilities for the three month period ended March 31, 2014 is summarized as follows:

Total
(in thousands)

Balance at December 31, 2013	$(39)
Deferred Tax Expense	5
Balance at March 31, 2014	$(34)

Note 13—Subsequent Events

On April 21, 2015, the Company declared a quarterly dividend of $0.03 per share of its Class A common stock that will be paid on May 28, 2015 to holders of record on May 14, 2015.

Subsequent to March 31, 2015, the Company entered into a five year sublease agreement commencing on May 1, 2015 and cancelable by either the Company or sublessee given appropriate notice after the third anniversary of the commencement of the sublease agreement. The sublease agreement is for certain office space associated with the Company's operating lease agreement in its new corporate headquarters. The sublease income associated with this agreement will be recognized as it is received and will decrease the annual lease payments by $0.4 million per year.

No other subsequent events necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At March 31, 2015, our assets under management, or AUM, was $27.9 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser to certain Pzena SEC-registered mutual funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of March 31, 2015, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 19.6% and 80.4%, respectively, of the economic interests in the operations of our business.

As of March 31, 2015, holders of Class B units of our operating company included five of our named executive officers and their estate planning vehicles, who collectively held approximately 56.3% of the economic interest in our operating company. As of March 31, 2015, 33 other employee members held approximately 4.0%, and certain other members of our operating company, including one of our directors and his related entities, and certain former employees, collectively held 20.1% of the economic interests in our operating company through ownership of Class B units.

Non-GAAP Net Income

Our results for the three months ended March 31, 2015 and 2014 included recurring adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent unit conversions as well as our tax receivable agreement and the associated liability to our selling and converting shareholders, in addition to adjustments related to certain non-recurring charges recognized in operating expense during the three months ended March 31, 2015.  We believe that these accounting adjustments add a measure of non-operational complexity, which partially obscures the underlying performance of our business.  In evaluating our financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $8.1 million and $0.12, respectively, for the three months ended March 31, 2015. Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $7.5 million and $0.11, respectively, for the three months ended March 31, 2014.  GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our effective tax rate, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, the adjustments related to the non-recurring charges recognized in operating expenses, and other adjustments.  Our effective tax rate, exclusive of these adjustments, was 37.2% for the three months ended March 31, 2015, respectively, and 43.2% for the three months ended March 31, 2014.  See “Operating Results - Income Tax Expense” below.

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

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share data)
GAAP Net Income	$1,622	$1,448
Net Effect of Tax Receivable Agreement	(52)	(62)
Net Effect of Non-Recurring Lease Expenses	36	—
Non-GAAP Net Income	$1,606	$1,386

GAAP Net Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	$10,041	$10,780
Effect of Non-Recurring Lease Expenses	278	—
Non-GAAP Net Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	10,319	10,780
Less: Assumed Corporate Income Taxes	3,840	4,652
Assumed After-Tax Income of Pzena Investment Management, LLC	6,479	6,128
Non-GAAP Net Income of Pzena Investment Management, Inc.	1,606	1,386
Non-GAAP Diluted Net Income	$8,085	$7,514
Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$8,085	$7,514
Non-GAAP Diluted Earnings Per Share	$0.12	$0.11
Non-GAAP Diluted Weighted-Average Shares Outstanding	67,982,245	67,929,783

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

Pursuant to our sub-investment advisory agreements with our retail clients and Pzena-branded mutual funds, we are generally paid a management fee according to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases.  Certain of these funds pay us fixed-rate management fees.  Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of AUM, are lower than the advisory fees we earn on our institutional accounts.

Certain of our clients pay us fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a lower base fee but allows us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark.

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

Expenses

Our expenses consist primarily of Compensation and Benefits Expense, as well as General and Administrative Expense.  Our largest expense is Compensation and Benefits, which includes the salaries, bonuses, equity-based compensation, and related benefits and payroll costs attributable to our employee members and employees.  Compensation and benefits packages are benchmarked against relevant industry and geographic peer groups in order to attract and retain qualified personnel.  General and Administrative Expense includes lease expenses, professional and outside services fees, depreciation, and the costs associated with operating and maintaining our research, trading and portfolio accounting systems, and other expenses.  Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the overall size and scale of our business operations.

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

In June 2014, we entered into an 11 year lease agreement for our new corporate headquarters in New York City. We plan to occupy the new space during the second quarter of 2015 and incur additional rent expense of approximately $0.2 million on a quarterly basis. We also expect to have higher depreciation expense associated with furniture and leasehold improvements. We expect approximately $0.2 million in additional quarterly depreciation expense when we occupy the new space.

Other Expense

Other Expense is derived primarily from investment income or loss arising from our consolidated entities, income or loss generated by our investments in third-party mutual funds or other investments, and interest income generated on our cash balances.  Other Expense is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement, which was executed in connection with our reorganization and initial public offering on October 30, 2007.  As discussed further below under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our acquisitions of our operating company’s units from our selling and converting shareholders.  We expect the interest and investment components of Expense, in the aggregate, to fluctuate based on market conditions and the performance of our consolidated entities and other investments.

 Non-Controlling Interests

Our operating company consolidates the results of operations of the private investment partnerships and Pzena-branded mutual funds over which we exercise a controlling influence.  We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interest in our operating company, we have reflected their membership interests as non-controlling interests in our consolidated financial statements.  As a result, our income is primarily generated by our economic interest in our operating company’s net income.  As of March 31, 2015, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 19.6% and 80.4%, respectively, of the economic interests in the operations of the business.

Operating Results

Assets Under Management and Flows

As of March 31, 2015, our approximately $27.9 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The assets under management and performance of our largest investment strategies as of March 31, 2015 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies, as of March 31, 2015 and 2014:

	AUM at March 31,
Investment Strategy	2015	2014
	(in billions)
U.S. Strategies
Large Cap Expanded Value	$5.4	$5.2
Large Cap Focused Value	5.3	5.9
Focused Value	1.8	1.9
Mid Cap Expanded Value	1.3	0.3
Small Cap Focused Value	1.2	1.3
Mid Cap Focused Value	0.6	0.4
Other U.S. Strategies	0.4	0.4

Global and Non-U.S. Strategies
Global Focused Value	4.1	5.0
International (ex-US) Expanded Value	2.5	1.8
Emerging Markets Focused Value	1.7	0.9
Global Expanded Value	1.5	1.1
International (ex-US) Focused Value	1.1	0.3
European Focused Value	0.8	0.7
Other Non-U.S. Strategies	0.2	0.2
Total	$27.9	$25.4

	AUM at March 31,
Investment Strategy Category	2015	2014
	(in billions)
U.S. Value Strategies	$16.0	$15.4
Global Value Strategies	5.7	6.2
Non-U.S. Value Strategies	6.2	3.8
Total	$27.9	$25.4

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to March 31, 2015, and in the five-year, three-year, and one-year periods ended March 31, 2015, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy:

	Period Ended March 31, 2015[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Expanded Value (July 2012)
Annualized Gross Returns	21.1%	N/A	N/A	7.5%
Annualized Net Returns	20.9%	N/A	N/A	7.3%
Russell 1000® Value Index	19.0%	13.8%	16.4%	9.3%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.1%	12.5%	16.2%	7.4%
Annualized Net Returns	6.6%	12.0%	15.7%	7.0%
Russell 1000® Value Index	6.6%	13.8%	16.4%	9.3%

Global Focused Value (January 2004)
Annualized Gross Returns	5.6%	9.6%	14.1%	(0.1)%
Annualized Net Returns	4.8%	8.9%	13.4%	(0.7)%
MSCI® World Index—Net/U.S.$[2]	6.9%	10.0%	12.2%	6.0%
International (ex-U.S) Expanded Value (November 2008)
Annualized Gross Returns	13.6%	8.1%	11.7%	(4.0)%
Annualized Net Returns	13.2%	7.8%	11.3%	(4.3)%
MSCI® EAFE Index—Net/U.S.$[2]	9.6%	6.2%	9.0%	(0.9)%
Focused Value (January 1996)
Annualized Gross Returns	11.2%	13.8%	17.5%	8.2%
Annualized Net Returns	10.4%	13.1%	16.8%	7.6%
Russell 1000® Value Index	9.0%	13.8%	16.4%	9.3%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	1.0%	1.6%	0.8%	(10.0)%
Annualized Net Returns	0.1%	1.0%	0.2%	(10.7)%
MSCI® Emerging Markets Index—Net/U.S.$[2]	(1.0)%	1.7%	0.3%	0.4%
Global Expanded Value (January 2010)
Annualized Gross Returns	10.1%	9.4%	13.4%	0.3%
Annualized Net Returns	9.7%	9.0%	13.0%	—%
MSCI® World Index—Net/U.S.$[2]	10.2%	10.0%	12.2%	6.0%
Mid Cap Expanded Value (April 2014)
Annualized Gross Returns	8.6%	N/A	N/A	8.6%
Annualized Net Returns	8.4%	N/A	N/A	8.4%
Russell Mid Cap® Value Index	11.7%	15.9%	18.6%	11.7%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	14.5%	15.1%	19.2%	10.5%
Annualized Net Returns	13.2%	14.0%	18.0%	9.4%
Russell 2000® Value Index	10.2%	12.5%	14.8%	4.4%
International (ex-U.S) Focused Value (January 2004)
Annualized Gross Returns	6.8%	8.6%	11.7%	(5.6)%
Annualized Net Returns	5.9%	7.8%	10.9%	(6.0)%
MSCI® EAFE Index—Net/U.S.$2	6.1%	6.2%	9.0%	(0.9)%
European Focused Value (August 2008)
Annualized Gross Returns	6.0%	8.6%	12.6%	(9.3)%
Annualized Net Returns	5.7%	8.2%	12.2%	(9.7)%
MSCI® Europe Index—Net/U.S.$[2]	2.0%	6.4%	9.4%	(4.9)%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	13.6%	16.8%	19.2%	9.0%
Annualized Net Returns	12.8%	16.0%	18.4%	8.4%
Russell Mid Cap® Value Index	11.1%	15.8%	18.6%	11.7%
1 The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.
2 Net of applicable withholding taxes and presented in U.S. $.

Large Cap Expanded Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At March 31, 2015, the Large Cap Expanded Value strategy generated a one-year annualized gross return of 7.5%, underperforming its benchmark. The underperformance was driven primarily by stock selection in the financial services sector.
Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At March 31, 2015, the Large Cap Focused Value strategy generated a one-year annualized gross return of 7.4%, underperforming its benchmark. The underperformance was driven primarily by stock selection in the financial services sector.
Global Focused Value.  This strategy reflects a portfolio composed of approximately 40-60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At March 31, 2015, the Global Focused Value strategy generated a one-year annualized gross return of (0.1)%, underperforming its benchmark. This underperformance was driven by our stock selection in the industrials and technology sectors, as well as our stock selection and overweight position in the energy sector.
International (ex-U.S.) Expanded Value.  This strategy reflects a portfolio composed of approximately 60-80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At March 31, 2015, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of (4.0)%, underperforming its benchmark. The top contributors to this relative underperformance are our stock selection in the industrials sector and overweight position in the energy sector.
Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At March 31, 2015, the Focused Value strategy generated a one-year annualized gross return of 8.2%, underperforming its benchmark. The main contributors to this underperformance include holdings across a diverse range of industries, specifically certain positions producer durables sector.
Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At March 31, 2015, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of (10.0)%, underperforming its benchmark. The main contributors to this underperformance include holdings across a diverse range of industries, specifically our stock selection and overweight positions in the industrials, energy, and consumer discretionary sectors as well as certain positions in the financial services sector.

Global Expanded Value.  This strategy reflects a portfolio composed of approximately 60-95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At March 31, 2015, the Global Expanded Value strategy generated a one-year annualized gross return of 0.3%, underperforming its benchmark. This underperformance was primarily driven by our stock selection in the industrials and technology sectors.
Mid Cap Expanded Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in April 2014. At March 31, 2015, the Mid Cap Expanded Value strategy generated a since inception gross return of 8.6%, underperforming its benchmark. Producer durables holdings were the largest contributors to this underperformance.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At March 31, 2015, the Small Cap Focused Value strategy generated a one-year annualized gross return of 10.5%, outperforming its benchmark. The main contributors to this outperformance were certain positions in the energy and financial services sectors.
International (ex-U.S.) Focused Value. This strategy reflects a portfolio composed of approximately 30-50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.
This strategy was launched in January 2004. At March 31, 2015, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of (5.6)%, underperforming its benchmark. The top contributors to relative underperformance were our stock selection in the industrials sector, our overweight position in the energy sector, and lack of exposure to the healthcare sector.

European Focused Value. This strategy reflects a portfolio composed of approximately 40-50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008.

At March 31, 2015, the European Focused Value strategy generated a one-year annualized gross return of (9.3)%, underperforming its benchmark. This underperformance was driven primarily by lack of exposure to the health care sector, overweight position in the energy sector and certain positions in the industrials sector.

Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201th to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At March 31, 2015, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 9.0%, underperforming its benchmark. Producer durables holdings were the largest contributors to this underperformance. The underperformance was also driven by positioning financial services sector.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional and retail accounts for the three months ended March 31, 2015 and 2014 is described below.  Inflows are composed of the investment of new or additional assets by new or existing clients.  Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended March 31,
	2015	2014

Institutional Accounts
Assets
Beginning of Period	$15.6	$15.4
Inflows	1.1	0.5
Outflows	(0.9)	(0.9)
Net Flows	0.2	(0.4)
Market Appreciation/(Depreciation)	0.1	0.2
End of Period	$15.9	$15.2

Retail Accounts
Assets
Beginning of Period	$12.1	$9.6
Inflows	0.4	0.8
Outflows	(0.4)	(0.4)
Net Flows	—	0.4
Market Appreciation/(Depreciation)	(0.1)	0.2
End of Period	$12.0	$10.2

Total
Assets
Beginning of Period	$27.7	$25.0
Inflows	1.5	1.3
Outflows	(1.3)	(1.3)
Net Flows	0.2	—
Market Appreciation/(Depreciation)	—	0.4
End of Period	$27.9	$25.4

Three Months Ended March 31, 2015 versus March 31, 2014

At March 31, 2015, we managed $15.9 billion in institutional accounts and $12.0 billion in retail accounts, for a total of $27.9 billion in assets.  For the three months ended March 31, 2015, we experienced total gross inflows of $1.5 billion partially offset by total gross outflows of $1.3 billion.  Assets in institutional accounts increased by $0.3 billion, or 1.9%, from $15.6 billion at December 31, 2014 due to $1.1 billion in gross inflows and $0.1 billion in market appreciation, partially offset by $0.9 billion in gross outflows. Assets in retail accounts decreased by $0.1 billion, or 0.8%, from $12.1 billion at December 31, 2014 due to $0.4 billion in gross outflows and $0.1 billion in market depreciation, partially offset by $0.4 billion in gross inflows.

At March 31, 2014, we managed $15.2 billion in institutional accounts and $10.2 billion in retail accounts, for a total of $25.4 billion in assets. For the three months ended March 31, 2014, we experienced total gross inflows of $1.3 billion and market appreciation of $0.4 billion, partially offset by gross outflows of $1.3 billion. For the three months ended March 31, 2014, assets in institutional accounts decreased by $0.2 billion, or 1.3%, due to $0.9 billion in gross outflows, partially offset by $0.5 billion in gross inflows and $0.2 billion in market appreciation. For the three months ended March 31, 2014, assets in retail accounts increased by $0.6 billion, or 6.3%, as a result of and $0.8 billion in gross inflows and $0.2 billion in market appreciation, partially offset by $0.4 billion in gross outflows.

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

Revenues

Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three months ended March 31, 2015 and 2014 is described below:

	For the Three Months Ended March 31,
Revenue	2015	2014
	(in thousands)
Institutional Accounts	$20,969	$20,296
Retail Accounts	7,684	6,105
Total	$28,653	$26,401

Three Months Ended March 31, 2015 versus March 31, 2014

Our total revenue increased by $2.3 million, or 8.5%, to $28.7 million for the three months ended March 31, 2015, from $26.4 million for the three months ended March 31, 2014.  This change was driven primarily by an increase in our average AUM.  Average AUM increased 11.7% to $27.6 billion from $24.7 billion for the three months ended March 31, 2015 and 2014, respectively.

Our weighted average fees were 0.415% and 0.427% for the three months ended March 31, 2015 and 2014, respectively.

Average assets in institutional accounts increased $0.6 billion to $15.6 billion for the three months ended March 31, 2015, from $15.0 billion for the three months ended March 31, 2014, and had weighted average fees of 0.536% and 0.542% for the three months ended March 31, 2015 and 2014, respectively.  This decrease in weighted average fee rates primarily reflects a shift in mix towards our expanded value strategies that generally carry lower fee rates.

Average assets in retail accounts increased $2.3 billion to $12.0 billion for the three months ended March 31, 2015, from $9.7 billion for the three months ended March 31, 2014, and had weighted average fees of 0.256% and 0.251% for the three months ended March 31, 2015 and 2014, respectively.  The increase in retail weighted average fee rates primarily reflects an increase in retail performance fees recognized during the three months ended March 31, 2015.

Expenses

Our operating expense is driven primarily by our compensation costs.  The table below describes the components of our operating expense for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash Compensation and Other Benefits	$10,597	$8,574
Other Non-Cash Compensation	1,473	1,476
Total Compensation and Benefits Expense	12,070	10,050
General and Administrative Expense	3,603	2,320
Total Operating Expenses	$15,673	$12,370

Three Months Ended March 31, 2015 versus March 31, 2014

Total operating expense increased by $3.3 million, or 26.7%, to $15.7 million for the three months ended March 31, 2015, from $12.4 million for the three months ended March 31, 2014.  This increase was attributable to increases in both our compensation and general and administrative expenses.

Compensation and benefits expense increased by approximately $2.0 million, or 20.1%, to $12.1 million for the three months ended March 31, 2015, from $10.1 million for the three months ended March 31, 2014.  This increase was attributable to a $2.0 million increase in cash compensation due to an increase in compensation and headcount during 2015.

General and administrative expenses increased by $1.3 million, or 55.3%, to $3.6 million for the three months ended March 31, 2015 from $2.3 million for the three months ended March 31, 2014. During 2014, we entered into an operating lease agreement for our new corporate headquarters. The term of the lease commenced in October 2014 and we plan to move to our new corporate headquarters during the second quarter of 2015. General and administrative expense in the first quarter of 2015 includes $0.5 million in lease expenses associated with our new corporate headquarters as well as approximately $0.4 million lease expenses associated with our current headquarters that we do not expect to recur after we move to our new corporate headquarters. The remainder of the increase primarily reflects an increase in costs incurred in connection with new business initiatives and other operational expenses.

Other Expense

Three Months Ended March 31, 2015 versus March 31, 2014

Other Expense was $0.3 million for the three months ended March 31, 2015, and consisted primarily of $0.2 million in expense related to adjustments to our liability to our selling and converting shareholders. Other Expense was less than $0.1 million for the three months ended March 31, 2014, and consisted primarily of $0.1 million of expense related to adjustments to our liability to our selling and converting shareholders, offset by $0.1 million in net realized and unrealized gains from investments.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Income Tax Expense

Our results for the three months ended March 31, 2015 and 2014 included the effects of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and the adjustments related to non-recurring lease expenses discussed in "Expenses" above.  Our effective corporate tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, and non-recurring lease expenses recognized in operating expense, was 35.6% and 44.0% for the three months ended March 31, 2015 and 2014, respectively.

Non-GAAP income before corporate income taxes used to calculate our income before income taxes is calculated as follows:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Income Before Income Taxes	$12,691	$13,984
Non-Recurring Lease Expenses	346	—
Change in Liability to Selling and Converting Shareholders	245	127
Unincorporated Business Taxes	(531)	(782)
Net Income Attributable to Non-Controlling Interests	(10,259)	(10,853)
Non-GAAP Income Before Corporate Taxes	$2,492	$2,476
Unincorporated Business Tax	524	782
Add back: Effect of Non-Recurring Lease Expenses	7	—
Non-GAAP Unincorporated Business Tax	$531	$782
Net Income Attributable to Non-Controlling Interest	10,041	10,853
Add back: Effect of Non-Recurring Lease Expenses	278	—
Non-GAAP Net Income Attributable to Non-Controlling Interests	$10,319	$10,853

Our non-GAAP effective corporate tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was determined as follows:

	For the Three Months Ended March 31,
	2015		2014
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$847	34.0%	$842	34.0%
State and Local Taxes, Net of Federal Benefit	80	3.2%	227	9.2%
Other Adjustments	(41)	(1.6)%	21	0.8%
Non-GAAP Effective Taxes	$886	35.6%	$1,090	44.0%

Three Months Ended March 31, 2015 versus March 31, 2014

Income Tax Expense was $1.1 million for the three months ended March 31, 2015 and $1.7 million for the three months ended March 31, 2014.  The three months ended March 31, 2015 and 2014 Income Tax Expense included $0.4 million and $0.8 million of benefit, respectively, associated with decreases to the valuation allowance recorded against our deferred tax asset.  The three months ended March 31, 2014 also included a $0.6 million expense reflecting a net adjustment to the deferred tax asset and valuation allowance associated with the decrease in our effective tax rate during 2014. The remaining income tax expense for the three months ended March 31, 2015 consisted of $0.5 million in operating company unincorporated business taxes and $0.9 million of corporate income taxes.   The remaining income tax expense for the three months ended March 31, 2014, consisted of $0.8 million of operating company unincorporated business taxes and $1.1 million of corporate income taxes.  A comparison of the GAAP effective tax rates for the three months ended March 31, 2015 and 2014 is not meaningful due to the valuation allowance adjustments.

Net Income Attributable to Non-Controlling Interests

Three Months Ended March 31, 2015 versus March 31, 2014

Net income attributable to non-controlling interests was $10.0 million for the three months ended March 31, 2015, and consisted of $10.0 million associated with our employees’ and outside investors’ approximately 80.2% weighted average interest in the income of the operating company, partially offset by approximately $0.1 million in losses associated with the non-controlling interest in the losses of our consolidated entities.  Net income attributable to non-controlling interests was $10.9 million for the three months ended March 31, 2014, and consisted of $10.8 million associated with our employees’ and outside investors’ approximately 81.3% weighted average interest in the income of the operating company, and $0.1 million associated with the non-controlling interest in the income of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the decrease in operating company net income associated with the operating expenses which had a corresponding negative impact on operating company income. The change in net income attributable to non-controlling interests also reflects the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

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

At March 31, 2015, cash and cash equivalents was $21.1 million, inclusive of $4.5 million in cash held by our consolidated subsidiaries.  Advisory fees receivable was $23.0 million. To satisfy our obligations under our deferred compensation program, we had approximately $8.9 million in investments in consolidated subsidiaries, equity securities and investments in firm-sponsored investment vehicles.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended March 31, 2015, our average AUM and revenues increased by 11.7% and 8.5%, respectively, compared to our average AUM and revenues for the three months ended March 31, 2014.

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

Cash Flows

 Three Months Ended March 31, 2015 versus March 31, 2014

Cash and cash equivalents decreased $18.0 million to $21.1 million during the three months ended March 31, 2015 compared to a $8.1 million decrease in cash and cash equivalents to $25.8 million during the three months ended March 31, 2014.  Net cash provided by operating activities decreased $3.2 million in the three months ended March 31, 2015 to $7.9 million from $11.1 million in the three months ended March 31, 2014.  The decrease was primarily due to an decrease in net income and changes in operating assets and liabilities, and working capital.

Net cash used in investing activities increased $2.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The increase was primarily due to a $3.2 million increase in purchases of property and equipment during the three months ended March 31, 2015 associated with our new corporate headquarters, partially offset by a $1.2 million increase in net proceeds from the sale and purchase of investments during the three months ended March 31, 2015.

Net cash used in financing activities increased $4.6 million for the three months ended March 31, 2015 to $23.7 million from $19.1 million for the three months ended March 31, 2014.  This increase is primarily due to a $3.8 million increase in distributions to non-controlling interests, $1.0 million increase in dividend payments, $0.8 million increase in the repurchase and retirement of Class A common stock, and a $0.6 million decrease in contributions from non-controlling interests during the three months ended

March 31, 2015. This increase was partially offset by $1.7 million in cash received for the exercise of options to purchase Class B units during the three months ended March 31, 2015.

Contractual Obligations

Our current office lease expires in October 2015 and we entered into a new 11 year lease agreement in June 2014. The term of the lease commenced in October 2014. Annual minimum rent during the term will be approximately $2.0 million. During April 2015, we entered into a five year sublease agreement, cancelable after the the third anniversary of the May 1, 2015 commencement date of the agreement. The sublease income will reduce annual minimum lease payments during its term by $0.4 million per year.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

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

We believe that the accounting estimate related to the $43.9 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we are not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

Tax benefits related to stock option windfall deductions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. We will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-in Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. During the three months ended March 31, 2015 we had approximately $0.1 in tax benefits associated with stock- and unit-based awards that we were not able to recognize. This amount is reflected as an unrecognized tax benefit and is not included in the balance of our deferred tax asset. No such benefits occurred in the three months ended March 31, 2014.

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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis". This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective approach to adoption or modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Early adoption is permitted. The company is currently assessing the impact of this standard on its consolidated financial statements, as well as the available transition method.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the institutional separate accounts we manage and the retail clients for which we act as sub-investment adviser.  As noted in Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2014, we could experience declines in AUM due to, among other factors, poor performance of our investment strategies or a general economic downturn. These conditions could lead to declines in revenue and profitability, and there can be no assurance that there will not be declines in our AUM, revenue and profitability in the future. An economic downturn, and volatility in the global financial markets, could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.

Our revenue for the three months ended March 31, 2015 and 2014 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the value of the our holdings and the holdings of our consolidated subsidiaries, which, as of March 31, 2015, consist primarily of marketable securities, investments in equity method investees, and securities sold short.  At March 31, 2015, the value of our assets subject to market risk was $32.2 million.  At March 31, 2015, the value of our liabilities subject to market risk was $2.4 million. Assuming a 10% increase or decrease, the fair value of assets and liabilities would have increased or decreased by $3.2 million and $0.2 million, respectively, at March 31, 2015.

Interest Rate Risk

Since the Company does not have any debt that bears interest at a variable rate, it did not have any direct exposure to interest rate risk at March 31, 2015.

Item 4.   Controls and Procedures.

During the course of its review of our consolidated financial statements as of March 31, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2015, we issued an aggregate of 23,782 Class B units of our operating company, and the corresponding 23,782 shares of Class B common stock in connection with employee member grants.

During the three months ended March 31, 2015, the exercise of options to acquire an aggregate of 400,000 Class B units of our operating company by certain employee members, resulted in the issuance of 400,000 Class B units and the corresponding shares of Class B common stock for $1.7 million in cash proceeds.

These issuances did not involve any public offering, general advertising or general solicitation. The certificate representing the securities bears a restrictive legend. On the basis of these facts, the securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended March 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
				(in millions)
January 1, 2015 through January 31, 2015	—	$—	—	$18.5
February 1, 2015 through February 28, 2015	34,617	8.59	34,617	18.2
March 1, 2015 through March 31, 2015	59,830	8.81	59,830	17.7
Total	94,447	$8.73	94,447	$17.7

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

2 The dollar amount in the column entitled "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs," reflects the remainder of the program and also reflects the repurchase of 4,388 of the operating company's Class B units during January 2015 for an average price of $9.46. Class B units are repurchased at fair value determined by reference to our Class A common stock on the date of transaction since Class B units are exchangeable for share of our Class A common stock on a one-for-one basis.

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
101
Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:May 7, 2015

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ GARY J. BACHMAN
	Name:	Gary J. Bachman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)