Form 10-Q
period 2015-06-30
Pzena Investment Management, Inc.
filed 2015-08-06
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of August 3, 2015, there were 15,607,254 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.
As of August 3, 2015, there were 50,641,323 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and Cash Equivalents	$24,441	$39,109
Restricted Cash	3,769	2,810
Due from Broker	529	94
Advisory Fees Receivable	23,790	22,939
Investments	33,143	27,945
Receivable from Related Parties	313	107
Other Receivables	606	647
Prepaid Expenses and Other Assets	798	845
Deferred Tax Asset, Net of Valuation Allowance of $42,900 and $44,239, respectively	13,967	14,618
Property and Equipment, Net of Accumulated Depreciation of $664 and $3,072, respectively	7,639	2,772
TOTAL ASSETS	$108,995	$111,886
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$14,061	$5,974
Due to Broker	1,248	698
Securities Sold Short, at Fair Value	2,406	1,572
Liability to Selling and Converting Shareholders	16,275	15,358
Deferred Compensation Liability	1,550	2,211
Lease Liability	743	354
Other Liabilities	819	686
TOTAL LIABILITIES	37,102	26,853
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 12,805,161 and 13,044,719 Shares Issued and Outstanding in 2015 and 2014, respectively)	127	130
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 53,316,083 and 52,891,939 Shares Issued and Outstanding in 2015 and 2014, respectively)	—	—
Additional Paid-In Capital	5,749	8,007
Retained Earnings	9,243	10,264
Total Pzena Investment Management, Inc.'s Equity	15,119	18,401
Non-Controlling Interests	56,774	66,632
TOTAL EQUITY	71,893	85,033
TOTAL LIABILITIES AND EQUITY	$108,995	$111,886

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE	$29,510	$27,945	$58,163	$54,346
EXPENSES
Compensation and Benefits Expense	11,800	9,899	23,870	19,949
General and Administrative Expense	4,490	2,505	8,093	4,825
Total Operating Expenses	16,290	12,404	31,963	24,774
Operating Income	13,220	15,541	26,200	29,572
OTHER INCOME/ (EXPENSE)
Interest Income	7	10	21	25
Dividend Income	312	112	430	162
Gains/ (Losses) and Other Investment Income	460	410	475	514
Change in Liability to Selling and Converting Shareholders	(672)	(1,996)	(917)	(2,123)
Other Income/ (Expense)	54	56	(137)	(33)
Total Other Income/ (Expense)	161	(1,408)	(128)	(1,455)
Income Before Income Taxes	13,381	14,133	26,072	28,117
Income Tax Expense/ (Benefit)	566	(274)	1,654	1,409
Net Income	12,815	14,407	24,418	26,708
Less: Net Income Attributable to Non-Controlling Interests	10,893	12,283	20,874	23,136
Net Income Attributable to Pzena Investment Management, Inc.	$1,922	$2,124	$3,544	$3,572

Net Income for Basic Earnings per Share	$1,922	$2,124	$3,544	$3,572
Basic Earnings per Share	$0.15	$0.17	$0.27	$0.29
Basic Weighted Average Shares Outstanding[1]	12,946,168	12,180,192	13,001,633	12,178,402

Net Income for Diluted Earnings per Share	$8,531	$9,096	$16,458	$16,692
Diluted Earnings per Share	$0.13	$0.13	$0.24	$0.25
Diluted Weighted Average Shares Outstanding[1]	68,223,560	67,998,237	68,109,058	68,021,135

Cash Dividends per Share of Class A Common Stock	$0.03	$0.03	$0.35	$0.29
1 The Company issues restricted shares of Class A common stock and restricted Class B units that have non-forfeitable dividend rights. Under the "two-class method," these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2014	13,044,719	52,891,939	$130	$8,007	$10,264	$66,632	$85,033
Amortization of Non-Cash Compensation	18,535	23,800	—	306	—	1,178	1,484
Non-Cash Compensation Modification	—	(142,315)	—	(141)	—	(572)	(713)
Directors' Share Grants	—	—	—	45	—	183	228
Net Income	—	—	—	—	3,544	20,874	24,418
Options Exercised	—	688,281	—	333	—	1,355	1,688
Repurchase and Retirement of Class A Common Stock	(258,093)	—	(3)	(2,340)	—	—	(2,343)
Repurchase and Retirement of Class B Units	—	(145,622)	—	(309)	—	(1,275)	(1,584)
Class A Cash Dividends Declared and Paid ($0.35 per share)	—	—	—	—	(4,565)	—	(4,565)
Contributions from Non-Controlling Interests	—	—	—	—	—	385	385
Distributions to Non-Controlling Interests	—	—	—	—	—	(32,138)	(32,138)
Other	—	—	—	(152)	—	152	—
Balance at June 30, 2015	12,805,161	53,316,083	$127	$5,749	$9,243	$56,774	$71,893

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
OPERATING ACTIVITIES
Net Income	$12,815	$14,407	$24,418	$26,708
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	187	57	252	110
Disposal of Fixed Assets	428	—	428	—
Non-Cash Compensation	1,561	1,180	3,034	2,656
Directors' Share Grants	82	82	228	198
(Gains)/ Losses and Other Investment Income	(460)	(410)	(475)	(514)
Lease Liability	862	—	862	—
Change in Liability to Selling and Converting Shareholders	672	1,996	917	2,123
Deferred Income Taxes	14	(1,170)	640	(200)
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(776)	(503)	(851)	43
Due from Broker	170	(435)	(437)	(1,131)
Restricted Cash	(284)	(2,374)	(959)	(2,374)
Prepaid Expenses and Other Assets	318	239	57	(80)
Non-Cash Compensation Modification	—	—	(713)	—
Due to Broker	496	(4,114)	550	1,114
Accounts Payable, Accrued Expenses, and Other Liabilities	5,203	4,901	6,051	3,657
Tax Receivable Agreement Payments	—	—	—	(1,945)
Change in Lease Liability	(367)	(107)	(473)	(213)
Purchases of Equity Securities and Securities Sold Short	(11,312)	(15,911)	(28,823)	(31,266)
Proceeds from Equity Securities and Securities Sold Short	11,825	14,910	24,649	24,973
Net Cash Provided by Operating Activities	21,434	12,748	29,355	23,859
INVESTING ACTIVITIES
Purchases of Investments	(2,238)	(102)	(6,773)	(621)
Proceeds from Sale of Investments	1,289	—	7,060	541
Payments to Related Parties	(8)	87	(206)	(5)
Purchases of Property and Equipment	(2,257)	—	(5,547)	(81)
Net Cash Used in Investing Activities	(3,214)	(15)	(5,466)	(166)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(1,518)	(373)	(2,343)	(373)
Repurchase and Retirement of Class B Units	(1,542)	(500)	(1,584)	(541)
Loan Proceeds	—	205	—	205
Option Exercise	—	—	1,688	—
Distributions to Non-Controlling Interests	(11,485)	(12,029)	(32,138)	(28,854)
Contributions from Non-Controlling Interests	49	630	385	1,578
Dividends	(388)	(365)	(4,565)	(3,531)
Net Cash Used in Financing Activities	(14,884)	(12,432)	(38,557)	(31,516)
NET CHANGE IN CASH	$3,336	$301	$(14,668)	$(7,823)
CASH AND CASH EQUIVALENTS - Beginning of Period	$21,105	$25,754	$39,109	$33,878
Net Change in Cash	3,336	301	(14,668)	(7,823)
CASH AND CASH EQUIVALENTS - End of Period	$24,441	$26,055	$24,441	$26,055
Supplementary Cash Flow Information:
Income Taxes Paid	$360	$1,213	$769	$1,544

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

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of June 30, 2015, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company, through its own interests, and its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of June 30, 2015:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	June 30, 2015
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Mid Cap Focused Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	92.0%
Pzena Long/Short Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	83.7%
Pzena International Value Service, a series of Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	43.3%
Pzena Emerging Markets Focused Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	15.6%
Pzena Investment Funds Trust, Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	3.0%

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

On March 31, 2014, the operating company launched the Pzena Emerging Markets Focused Value Fund, Pzena Mid Cap Focused Value Fund, and Pzena Long/Short Value Fund, for each of which it acts as the investment advisor. These funds each meet the definition of VIE due to their series trust structure, as the shareholders of the individual funds lack the ability to make decisions regarding the trustees and the key activities of the fund, because those abilities reside at the trust level. For purposes of consolidation, the Company believes it is the primary beneficiary when it, along with its related parties and de-facto agents, owns

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

a majority of the fund shares because the majority of the variability of the funds accrues to the Company. On March 31, 2014, the Company provided the initial cash investment for each fund in an effort to generate an investment performance track record to attract third-party investors and had an initial investment representing 100% of the ownership in each entity. As a result, the entities were consolidated with the Company as of March 31, 2014. On August 5, 2014, due to additional subscriptions into the Pzena Emerging Markets Focused Value Fund, the Company's ownership decreased to 42.9% and the entity was deconsolidated. However, as of December 19, 2014, as a result of a shift in equity ownership on that date, the Company was considered the primary beneficiary of the fund and the entity was reconsolidated. During the period when the Company was not considered the primary beneficiary of the Pzena Emerging Markets Focused Value Fund, it removed the related assets, liabilities and non-controlling interest from its consolidated statement of financial condition, the related net investment income from its consolidated statement of operations and classified the remaining investment as an equity method investment. The Pzena Emerging Markets Focused Value Fund, Pzena Mid Cap Focused Value Fund, and Pzena Long/Short Value Fund will continue to be consolidated to the extent the Company is deemed to be the primary beneficiary of them. At June 30, 2015, the aggregate of these funds' $22.3 million in net assets was included in the Company's consolidated statement of financial condition.

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC.  The operating company is considered the primary beneficiary of this entity. At June 30, 2015, Pzena International Value Fund’s $3.9 million in net assets were included in the Company’s consolidated statement of financial condition.

Pzena Investment Funds Trust, Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company.  A majority of the trustees do not hold equity investments in this trust.  Since the holders of the equity investments in this partnership lack a controlling financial interest in it, this entity is deemed to be a VIE.  The Company is considered the primary beneficiary of this VIE.  At June 30, 2015, the fund’s $1.2 million in net assets were included in the Company’s consolidated statement of financial condition.

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

VIEs that are not consolidated continue to receive investment management services from the operating company and are private investment partnerships the operating company sponsors, through which it offers its Global Value and/or Non-U.S. Value Strategies.  The total net assets of these VIEs was approximately $442.4 million and $408.9 million at June 30, 2015 and December 31, 2014, respectively.  As of June 30, 2015, the operating company had a $1.9 million investment in one of these firm-sponsored vehicles held to satisfy the Company's obligations under its deferred compensation program but was not deemed to be primary beneficiary of the entity. As of December 31, 2014, neither the Company nor the operating company was exposed to losses as a result of its involvement with these entities because neither had a direct investment in them.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on the applicable contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the AUM.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned.   In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually.  Following the preferred method identified in the Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  For the three and six months ended June 30, 2015, the Company recognized approximately $0.3 million and $0.8 million in performance fee income, respectively. For the three and six months ended June 30, 2014, the Company recognized approximately $0.2 million and $0.5 million in performance fee income, respectively.

Cash and Cash Equivalents:

At June 30, 2015 and December 31, 2014, Cash and Cash Equivalents was $24.4 million and $39.1 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposits and other accounts whose balances often exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

The Company maintained compensating balances of Restricted Cash of $3.8 million and $2.8 million at June 30, 2015 and December 31, 2014, respectively. The Company holds letters of credit issued by a third party in lieu of cash security deposits, as required by the Company’s leases for its new corporate headquarters and former office space.

The Pzena Long/Short Value Fund is required to maintain cash collateral for margin accounts established to support securities sold short, not yet purchased. To satisfy this requirement, cash of $2.5 million and $1.5 million as of June 30, 2015 and December 31, 2014, respectively, was set aside and recorded in Restricted Cash in the consolidated statements of financial condition.

Due to/from Broker:

Due to/from Broker consists primarily of amounts payable/receivable for unsettled securities transactions held/initiated at the clearing brokers of the Company’s consolidated subsidiaries.

Investments:

Investment Securities, trading
Investments classified as trading securities consist of equity securities held by the Company and its consolidated subsidiaries.  Certain of the Company’s investments are held to satisfy the Company’s obligations under its deferred compensation program.  Prior to 2015, the Company held investments in third-party mutual funds to satisfy the Company's obligations under its deferred compensation program. Dividends associated with the Company's investments and the investments of the Company’s consolidated subsidiaries are recorded as dividend income on an ex-dividend basis in the consolidated statement of operations.

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

Investments in equity method investees
During the three and six months ended June 30, 2015, the Company accounted for its investment in a private investment partnership in which the Company has a non-controlling interest and exercises significant influence using the equity method. This investment is included in Investments in the Company's consolidated statement of financial condition. The carrying value of this investment is recorded at the amount of capital reported by the private investment partnership. The capital account reflects any contributions paid to, distributions received from, and equity earnings of, the private investment partnership. The earnings of this investment are recorded as equity in the earnings of affiliates and reflected as a component of Gains/ (Losses) and Other Investment Income in the consolidated statement of operations.

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any. During the three and six months ended June 30, 2015, no impairment losses were recognized.

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

The following table presents these instruments’ fair value at June 30, 2015:

	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$31,246	$—	$—	$—	$31,246
Investments in Equity Method Investees	—	—	—	1,897	1,897
Total	$31,246	$—	$—	$1,897	$33,143

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Level 1	Level 2	Level 3	Other Liabilities Not Held at Fair Value	Total
	(in thousands)
Liabilities:
Securities Sold Short	$2,406	$—	$—	$—	$2,406

The following table presents these instruments’ fair value at December 31, 2014:

	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$23,036	$—	$—	$—	$23,036
Investments in Mutual Funds	4,909	—	—	—	4,909
Total	$27,945	$—	$—	$—	$27,945

	Level 1	Level 2	Level 3	Other Liabilities Not Held at Fair Value	Total
	(in thousands)
Liabilities:
Securities Sold Short	$1,572	$—	$—	$—	$1,572

For the three and six months ended June 30, 2015 and 2014, there were no transfers between levels. In addition, the Company did not hold any Level 2 or 3 securities during these periods.

Securities Valuation:

Investments in equity securities and securities sold short for which market quotations are available are valued at the last reported price or closing price on the primary market or exchange on which they trade.  If no reported equity sales occurred on the valuation date, equity investments are valued at the bid price.  Investments in firm-sponsored investment vehicles and third-party mutual funds during 2014, are valued at the closing net asset value per share of the fund on the day of valuation.  Transactions are recorded on a trade date basis.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions.  For each of the three and six months ended June 30, 2015, approximately 10.8% of the Company's advisory fees were generated from advisory agreements with one client relationship. The Company had no client relationships that were

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

greater than 10% of total revenue during 2014. At June 30, 2015 and December 31, 2014, no allowance for doubtful accounts was deemed necessary.

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

Judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate. It is also the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax Expense on the consolidated statement of operations. For the three and six months ended June 30, 2015 and 2014, no such expenses were recognized. As of June 30, 2015 and December 31, 2014, no such accruals were recorded.
The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At June 30, 2015, the Company had a $42.9 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock.  At December 31, 2014, the Company had a $44.2 million valuation allowance against these deferred tax assets.  The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

Excess tax benefits related to stock- and unit-transactions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. The Company will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-In Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. For the three and six months ended June 30, 2015, the Company had approximately $0.2 million and $0.3 million, respectively, in tax benefits associated with stock- and unit-based awards that it was not able to recognize. There were less than $0.1 million in such unrecognized tax benefits for each of the three and six months ended June 30, 2014.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Foreign Currency:

The functional currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  For the three and six months ended June 30, 2015 and 2014, the Company did not record any accumulated other comprehensive income.

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. In July 2015, the FASB postponed the effective date of this new guidance from January 1, 2017 to January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the potential impact on the consolidated statements and related disclosures, as well as the available transition methods.

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cash Compensation and Other Benefits	$10,239	$8,719	$20,836	$17,293
Non-Cash Compensation	1,561	1,180	3,034	2,656
Total Compensation and Benefits Expense	$11,800	$9,899	$23,870	$19,949

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  No new non-cash compensation awards were issued during the three months ended June 30, 2015 and 2014. Details of non-cash compensation awards granted during the six months ended June 30, 2015 and 2014 are as follows:

	For the Six Months Ended June 30,
	2015		2014
	Amount	Fair Value[1]	Amount	Fair Value[1]
Restricted Class B Units	23,782	$9.46	32,479	$11.76
Options to Purchase Shares of Class A Common Stock[2]	1,000,000	$1.07	—	$—
Deferred Compensation Phantom Class B Units	—	$—	22,959	$11.76
Participating Shares of Restricted Class A Common Stock[3]	29,868	$8.37	—	$—
Restricted Shares of Class A Common Stock	100,000	$6.08	—	$—
1 Represents the grant date fair value per share or unit.
2 Represents options to purchase shares of Class A common stock issued whose vesting is contingent on meeting various departmental and company-wide performance goals, including revenue growth in excess of certain expenses. These share options contingently vest over a period of 7 years.
3 Represents restricted shares of Class A common stock that receive nonforfeitable rights to dividends.

Pursuant to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”), the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  The Company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan. These Class B units vested immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant. These units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock and contingently vesting options to acquire shares of Class A common stock. No restricted Class B units were forfeited during the three months ended June 30, 2015. During the six months ended June 30, 2015, 5,775 restricted Class B units were forfeited in connection with employee departures. During the three and six months ended June 30, 2015, no contingently vesting options vested. During the six months ended June 30, 2015, 142,315 Delayed Exchange Class B units issued to one employee during 2014 were canceled and replaced with cash compensation. Additional compensation expense of less than $0.1 million was recognized upon cancellation and replacement of the award. No units were canceled during the three months ended June 30, 2015. During the three months ended June 30, 2014, 701,299 phantom Class B units were forfeited in connection with employee departures.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options as designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period. As of June 30, 2015 and December 31, 2014, the liability associated with all deferred compensation investment accounts was $1.6 million and $2.2 million, respectively. During the three months ended June 30, 2014, 5,953 phantom Class B units issued under the plan and approximately $1.0 million in deferred compensation investments were forfeited in connection with employee departures. No deferred compensation was forfeited during the three or six months ended June 30, 2015

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of their compensation otherwise payable in cash deferred in the form of phantom shares of Class A common stock of the Company.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of June 30, 2015 and December 31, 2014, there were 231,179 and 190,389 phantom shares of

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Class A common stock outstanding, respectively. For the three and six months ended June 30, 2015 and 2014, no distributions were made under the Director Plan.

The Company has issued to certain of its employees delayed-vesting cash awards.  For the three and six months ended June 30, 2015 and 2014 no such awards were granted.  Previously awarded delayed-vesting cash awards have varying vesting schedules with $0.4 million to be paid at the end of 2015.

As of June 30, 2015 and December 31, 2014, the Company had approximately $26.7 million and $26.8 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, Delayed Exchange Class B units, contingently vesting option grants, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and option grants issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For the three and six months ended June 30, 2015, the expense recognized in connection with this plan was $0.2 million and $0.5 million, respectively.  For the three and six months ended June 30, 2014, the expense recognized in connection with this plan was $0.2 million and $0.5 million, respectively.

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

For the three and six months ended June 30, 2015 and 2014,  the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$1,918	$2,124	$3,539	$3,572
Participating Shares of Restricted Class A Common Stock	4	—	5	—
Total Net Income for Basic Earnings per Share	$1,922	$2,124	$3,544	$3,572
Basic Weighted-Average Shares Outstanding	12,916,300	12,180,192	12,982,326	12,178,402
Add: Participating Shares of Restricted Class A Common Stock [1]	29,868	—	19,307	—
Total Basic Weighted-Average Shares Outstanding	12,946,168	12,180,192	13,001,633	12,178,402
Basic Earnings per Share	$0.15	$0.17	$0.27	$0.29

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

For the three and six months ended June 30, 2015 and 2014, the Company’s diluted net income was determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$10,523	$12,226	$20,564	$23,006
Less: Assumed Corporate Income Taxes	3,914	5,254	7,650	9,886
Assumed After-Tax Income of Pzena Investment Management, LLC	6,609	6,972	12,914	13,120
Net Income of Pzena Investment Management, Inc.	1,922	2,124	3,544	3,572
Diluted Net Income	$8,531	$9,096	$16,458	$16,692

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2015 and 2014, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$8,516	$9,076	$16,432	$16,655
Participating Shares of Restricted Class A Common Stock	4	—	5	—
Participating Class B Units	11	20	21	37
Total Diluted Net Income Attributable to Shareholders	$8,531	$9,096	$16,458	$16,692

Total Basic Weighted-Average Shares Outstanding	12,946,168	12,180,192	13,001,633	12,178,402
Dilutive Effect of B Units	53,173,112	52,858,880	53,062,035	52,846,847
Dilutive Effect of Options [1]	629,944	957,348	660,981	997,984
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	1,338,667	1,815,251	1,253,211	1,812,256
Dilutive Effect of Restricted Shares of Class A Common Stock [2]	52,589	40,671	45,247	39,727
Dilutive Weighted-Average Shares Outstanding	68,140,480	67,852,342	68,023,107	67,875,216
Add: Participating Class B Units[3]	83,080	145,895	85,951	145,919
Total Dilutive Weighted-Average Shares Outstanding	68,223,560	67,998,237	68,109,058	68,021,135
Diluted Earnings per Share	$0.13	$0.13	$0.24	$0.25

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

Approximately 0.6 million and 0.8 million options to purchase Class B units were excluded from the calculation of diluted net income per share for each of the three and six months ended June 30, 2015 and 2014, respectively, as their inclusion would have had an antidilutive effect based on current market prices.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit.  As of June 30, 2015, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 19.4% and 80.6%, respectively, of the economic interests in the operations of the business. As of December 31, 2014, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 19.8% and 80.2%, respectively, of the economic interests in the operations of the business.

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

Pursuant to the operating agreement of the operating company, each vested Class B unit is exchangeable for a share of the Company’s Class A common stock, subject to certain exchange timing and volume limitations. No Class B units were exchanged during the three or six months ended June 30, 2015 and 2014.

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

During the six months ended June 30, 2015, the Company purchased and retired 258,093 shares of Class A common stock and 145,622 Class B units under the current repurchase authorization at a weighted average price per share of $9.07 and $10.87, respectively.  During the six months ended June 30, 2014, the Company purchased and retired 34,572 shares of Class A common stock and 51,139 Class B units under the repurchase authorization at a weighted average price per unit of $10.79 and $10.58, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

During the six months ended June 30, 2015, 896,855 Class B unit options exercised resulted in the issuance of 688,281 net Class B units issued as a result of the redemption of 208,574 Class B units for the cashless exercise of the options and $1.7 million in cash. During the six months ended June 30, 2014, 159,602 Class B unit options and 250,000 Class A common stock options were exercised and resulted in the issuance of 95,199 Class B units and 68,346 shares of Class A common stock, respectively, as a result of the redemption of 64,403 Class B units and 181,654 shares of Class A common stock for the cashless exercise of the options.

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$10,523	$12,226	$20,564	$23,006
Non-Controlling Interests of Consolidated Subsidiaries	370	57	310	130
Net Income Attributable to Non-Controlling Interests	$10,893	$12,283	$20,874	$23,136

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 8—Investments

The following is a summary of Investments:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Investment Securities, Trading
Equity Securities	$31,246	$23,036
Investments in Mutual Funds	—	4,909
Total Investment Securities, Trading	31,246	27,945
Investments in Equity Method Investees	1,897	—
Total	$33,143	$27,945

Investment Securities, Trading

Investments, at Fair Value consisted of the following at June 30, 2015:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$31,975	$(729)	$31,246
Total	$31,975	$(729)	$31,246

    Securities Sold Short, at Fair Value consisted of the following at June 30, 2015:

	Proceeds	Unrealized (Gain)/ Loss	Fair Value
	(in thousands)
Securities Sold Short	$2,462	$(56)	$2,406
Total	$2,462	$(56)	$2,406

Investments, at Fair Value consisted of the following at December 31, 2014:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$23,789	$(753)	$23,036
Investments in Mutual Funds	3,820	1,089	4,909
Total	$27,609	$336	$27,945

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Securities Sold Short, at Fair Value consisted of the following at December 31, 2014:

	Proceeds	Unrealized (Gain)/ Loss	Fair Value
	(in thousands)
Securities Sold Short	$1,496	$76	$1,572
Total	$1,496	$76	$1,572

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships through which it offers its investment strategies. As of January 1, 2015, the Company made an investment in one of these private investment partnerships to satisfy its obligations under the Company's deferred compensation program. The Company holds a non-controlling interest and exercises significant influence in this entity, and accounts for its investment as an equity method investment. As of June 30, 2015, the Company owned approximately 4.5% of the private investment partnership with a carrying value of $1.9 million.

Note 9—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Leasehold Improvements	$6,151	$3,206
Computer Hardware	632	1,228
Furniture and Fixtures	1,158	786
Computer Software	182	345
Office Equipment	180	279
Total	8,303	5,844
Less: Accumulated Depreciation and Amortization	(664)	(3,072)
Total	$7,639	$2,772

During the three months ended June 30, 2015, the Company moved to its new corporate headquarters, as discussed further in Note 11—Commitments and Contingencies, and began depreciating approximately $6.2 million in leasehold improvements and $1.2 million in furniture and fixtures related to its new office space. The Company recognized a $0.4 million loss on the disposal of fixed assets associated with the retirement of assets in our former corporate headquarters, which is included in general and administrative expense. No such losses were recognized during the three or six months ended June 30, 2014.

Depreciation is included in general and administrative expense and totaled approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2015, respectively, and $0.1 million for each of the three and six months ended June 30, 2014, respectively.

Note 10—Related Party Transactions

For the three months ended June 30, 2015 and 2014, the Company earned $0.9 million and $0.6 million, respectively, in investment advisory fees from unconsolidated VIEs that receive investment management services from the Company.  For the six months ended June 30, 2015 and 2014, the Company earned $1.7 million and $1.2 million, respectively, in such fees.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

At both June 30, 2015 and December 31, 2014, the Company had approximately $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in Receivable from Related Parties on the consolidated statements of financial condition.  The operating company is the sponsor and investment manager of this entity.

At June 30, 2015, Receivable from Related Parties included approximately $0.2 million of a forgivable loan associated with an initial employment agreement. The loan becomes forgivable in installments over a period of approximately 18 months. No loans to employees were recorded at December 31, 2014.

The operating company, as investment manager of the three mutual funds, Pzena Emerging Markets Focused Value Fund, Pzena Long/Short Value Fund, and Pzena Mid Cap Focused Value Fund, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. For the three and six months ended June 30, 2015, the Company recognized $0.2 million and $0.4 million of such expenses, respectively. For each of the three and six months ended June 30, 2014, the Company recognized $0.2 million of such expenses.

The operating company manages the personal funds of certain of the Company’s employees, including its CEO, its two Presidents, and its Executive Vice President.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages the personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds.   In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.2 million for each of the three months ended June 30, 2015 and 2014, respectively. For each of the six months ended June 30, 2015 and 2014, the company waived $0.3 million in such fees. The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was less than $0.1 million for each of the three and six months ended June 30, 2015 and 2014.

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

During the three months ended June 30, 2015, the Company moved to its new corporate headquarters. The new office space is leased under a non-cancelable operating lease agreement that expires on December 31, 2025. The Company reflects minimum lease expense for its headquarters on a straight-line basis over the lease term. During the three months ended June 30, 2015, the Company entered into a five year sublease agreement commencing on May 1, 2015 and cancelable by either the Company or sublessee given appropriate notice after the third anniversary of the commencement of the sublease agreement. The sublease agreement is for certain office space associated with the Company's operating lease agreement in its new corporate headquarters. The sublease income associated with this agreement will be recognized as it is received and will decrease lease expense.

The Company's former headquarters are leased under a non-cancelable operating lease agreement that expires on October 31, 2015.  During the year ended December 31, 2011, the Company entered into a non-cancelable sublease agreement for certain excess office space associated with its operating lease agreement.  The sublease agreement also expires on October 31, 2015. During the three months ended June 30, 2015, $1.0 million in losses were recognized in general and administrative expense for the remaining rent and expected disposal costs associated with exiting the Company's former headquarters. No such losses were recognized for the three and six months ended June 30, 2014.

Lease expenses, including the losses and expenses recorded during the three months ended June 30, 2015 which we do not expect to recur, were $1.4 million and $1.8 million for the three and six months ended June 30, 2015, respectively, and are

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

included in general and administrative expense. Such expenses were $2.3 million and $0.7 million for the six months ended June 30, 2015 and 2014, respectively. Lease expenses for the three and six months ended June 30, 2015 were net of $0.1 million of sublease income. No such income was recognized during the three or six months ended June 30, 2014.

As of June 30, 2015 and December 31, 2014, the Company's liability for losses and contingencies was $0.7 million and $0.4 million, respectively.

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

The components of the income tax expense are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Current Provision:
Unincorporated Business Taxes	$552	$896	$1,014	$1,609
Local Corporate Tax	—	—	—	—
State Corporate Tax	—	—	—	—
Federal Corporate Tax	—	—	—	—
Total Current Provision	$552	$896	$1,014	$1,609
Deferred Provision:
Unincorporated Business Taxes	$(13)	$(61)	$49	$8
Local Corporate Tax	78	137	150	248
State Corporate Tax	48	266	94	498
Federal Corporate Tax	874	887	1,686	1,610
Total Deferred Provision	$987	$1,229	$1,979	$2,364
Change in Valuation Allowance	(973)	(2,399)	(1,339)	(3,166)
Net Adjustment Related to Change in Effective Tax Rate[1]	—	—	—	602
Total Income Tax Expense	$566	$(274)	$1,654	$1,409

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

As of June 30, 2015 and December 31, 2014, the Company had available for U.S. federal income tax reporting purposes, a net operating loss carryforward of $10.0 million and $9.5 million, respectively, which expires in varying amounts during the tax years 2027 through 2035.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

As of June 30, 2015 and December 31, 2014, approximately $2.3 million and $1.6 million, respectively, of deductions for excess stock- and unit- based transactions were included in net operating losses. The $0.9 million of tax benefit associated with these deductions will be credited to Additional Paid In Capital when such deductions reduce taxes payable. Although these net operating losses are included in the total carryforward amount, they are not reflected in the table of deferred tax assets as the excess tax benefits are not yet realized.
The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2010.  All tax years subsequent to, and including, 2010 are considered open and subject to examination by tax authorities. In 2013, the statue of limitations in New York City for the Company's 2009 tax year was extended association with the amendment of prior year tax returns to change the methodology for state and local receipts.

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

During the three and six months ended June 30, 2015, the Company’s valuation allowance was reduced by approximately $1.0 million and $1.3 million, respectively, due to revised estimates of future taxable income. These changes are reflected as a net adjustment to the Company's Section 754 deferred tax asset, valuation allowance, and other deferred tax assets. To reflect these changes in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $0.7 million and $0.9 million for the three and six months ended June 30, 2015, respectively. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.

During the three and six months ended June 30, 2014, the Company’s valuation allowance was reduced by approximately $2.4 million and $3.2 million, respectively, due to revised estimates of future taxable income. Results for the six months ended June 30, 2014 also reflects changes in the Company's expected future tax benefits due to a decrease in its effective rate. This decrease is reflected as an adjustment to the Company's Section 754 deferred tax asset, valuation allowance, and other deferred tax assets. To reflect these changes in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $2.0 million and $2.1 million for the three and six months ended June 30, 2014, respectively. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.

As of June 30, 2015 and December 31, 2014, the net values of all deferred tax assets were approximately $14.0 million and $14.6 million, respectively.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax asset, net of valuation allowance, for the three and six months ended June 30, 2015 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2014	$54,783	$4,074	$(44,239)	$14,618
Deferred Tax (Expense)/Benefit	(923)	(80)	—	(1,003)
Change in Valuation Allowance	—	—	366	366
Balance at March 31, 2015	$53,860	$3,994	$(43,873)	$13,981
Deferred Tax (Expense)/Benefit	(923)	(64)	—	(987)
Change in Valuation Allowance	—	—	973	973
Balance at June 30, 2015	$52,937	$3,930	$(42,900)	$13,967

The change in the Company’s deferred tax liability, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the three and six months ended June 30, 2015, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2014	$(18)
Deferred Tax Expense	11
Balance at March 31, 2015	$(7)
Deferred Tax Expense	—
Balance at June 30, 2015	$(7)

The change in the Company’s deferred tax asset, net of valuation allowance, for the three and six months ended June 30, 2014 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2013	$61,628	$4,657	$(53,973)	$12,312
Deferred Tax (Expense)/Benefit	(1,104)	(36)	—	(1,140)
Change in Valuation Allowance	—	—	767	767
Net Adjustment to Deferred Tax Asset	(6,608)	(351)	6,357	(602)
Balance at March 31, 2014	$53,916	$4,270	$(46,849)	$11,337
Deferred Tax (Expense)/Benefit	(965)	(266)	—	(1,231)
Change in Effective Rate	—	—	—	—
Change in Valuation Allowance	—	—	2,399	2,399
Balance at June 30, 2014	$52,951	$4,004	$(44,450)	$12,505

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax liability for the three and six months ended June 30, 2014 is summarized as follows:

Total
(in thousands)

Balance at December 31, 2013	$(39)
Deferred Tax Expense	5
Balance at March 31, 2014	$(34)
Deferred Tax Expense	2
Balance at June 30, 2014	$(32)

Note 13—Subsequent Events

On July 21, 2015, the Company declared a quarterly dividend of $0.03 per share of its Class A common stock that will be paid on August 27, 2015 to holders of record on August 13, 2015.

On July 27, 2015, certain of the operating company's members exchanged an aggregate of 2,772,171 of their Class B units for an equivalent number of shares of Class A common stock.

No other subsequent events necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At June 30, 2015, our assets under management, or AUM, was $28.0 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser to certain Pzena SEC-registered mutual funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of June 30, 2015, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 19.4% and 80.6%, respectively, of the economic interests in the operations of our business.

As of June 30, 2015, holders of Class B units of our operating company included our five named executive officers and their estate planning vehicles, who collectively held approximately 55.3% of the economic interest in our operating company. As of June 30, 2015, 33 other employee members held approximately 4.2%, and certain other members of our operating company, including one of our directors and his related entities, and certain former employees, collectively held 21.1% of the economic interests in our operating company through ownership of Class B units.

Non-GAAP Net Income

Our results for the three and six months ended June 30, 2015 and 2014 included recurring adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent unit conversions as well as our tax receivable agreement and the associated liability to our selling and converting shareholders, in addition to adjustments related to certain non-recurring charges recognized in operating expenses during the three and six months ended June 30, 2015.  We believe that these accounting adjustments add a measure of non-operational complexity, which partially obscures the underlying performance of our business.  In evaluating our financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $9.3 million and $0.14, respectively, for the three months ended June 30, 2015, and $8.7 million and $0.13, respectively, for the three months ended June 30, 2014. Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $17.4 million and $0.26, respectively, for the six months ended June 30, 2015, and $16.3 million and $0.24, respectively, for the six months ended June 30, 2014.  GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our effective tax rate, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, the adjustments related to the non-recurring charges recognized in operating expenses, and other adjustments.  Our effective tax rate, exclusive of these adjustments, was 37.2% for the three and six months ended June 30, 2015, respectively, and 43.0% for the three and six months ended June 30, 2014.  See “Operating Results - Income Tax Expense” below.

We use these non-GAAP measures to assess the strength of the underlying operations of the business. We believe that these adjustments, and the non-GAAP measures derived from them, provide information to better analyze our operations between periods and over time. We also use non-GAAP net income as one factor in determining the amount of dividends we pay.  See “Dividend Policy” below.  Investors should consider these non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
GAAP Net Income	$1,922	$2,124	$3,544	$3,572
Net Effect of Tax Receivable Agreement	(118)	(357)	(170)	(419)
Net Effect of Non-Recurring Lease Expenses	147	—	183	—
Non-GAAP Net Income	$1,951	$1,767	$3,557	$3,153

GAAP Net Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	$10,523	$12,226	$20,564	$23,006
Effect of Non-Recurring Lease Expenses	1,197	—	1,475	—
Non-GAAP Net Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	11,720	12,226	22,039	23,006
Less: Assumed Corporate Income Taxes	4,359	5,254	8,199	9,886
Assumed After-Tax Income of Pzena Investment Management, LLC	7,361	6,972	13,840	13,120
Non-GAAP Net Income of Pzena Investment Management, Inc.	1,951	1,767	3,557	3,153
Non-GAAP Diluted Net Income	$9,312	$8,739	$17,397	$16,273
Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$9,312	$8,739	$17,397	$16,273
Non-GAAP Diluted Earnings Per Share	$0.14	$0.13	$0.26	$0.24
Non-GAAP Diluted Weighted-Average Shares Outstanding	68,223,560	67,998,237	68,109,058	68,021,135

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

Other Income/ (Expense)

Other Income/ (Expense) is derived primarily from investment income or loss arising from our consolidated entities, income or loss generated by our investments in third-party mutual funds or other investments, and interest income generated on our cash balances.  Other Income/ (Expense) is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement, which was executed in connection with our reorganization and initial public offering on October 30, 2007.  As discussed further below under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our acquisitions of our operating company’s units from our selling and converting shareholders.  We expect the interest and investment components of Other Income/ (Expense), in the aggregate, to fluctuate based on market conditions and the performance of our consolidated entities and other investments.

 Non-Controlling Interests

Our operating company consolidates the results of operations of the private investment partnerships and Pzena-branded mutual funds over which we exercise a controlling influence.  We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interests in our operating company, we have reflected their membership interests as non-controlling interests in our consolidated financial statements.  As a result, our income is primarily generated by our economic interest in our operating company’s net income.  As of June 30, 2015, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 19.4% and 80.6%, respectively, of the economic interests in the operations of the business.

Operating Results

Assets Under Management and Flows

As of June 30, 2015, our AUM of approximately $28.0 billion was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The assets under management and performance of our largest investment strategies as of June 30, 2015 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies, as of June 30, 2015 and 2014:

	AUM at June 30,
Investment Strategy	2015	2014
	(in billions)
U.S. Strategies
Large Cap Expanded Value	$5.6	$5.4
Large Cap Focused Value	4.9	6.1
Focused Value	1.8	1.7
Mid Cap Expanded Value	1.3	0.8
Small Cap Focused Value	1.3	1.3
Mid Cap Focused Value	0.6	0.5
Other U.S. Strategies	0.4	0.4

Global and Non-U.S. Strategies
Global Focused Value	3.8	4.7
International (ex-US) Expanded Value	2.6	2.5
Emerging Markets Focused Value	1.8	1.1
Global Expanded Value	1.5	1.2
International (ex-US) Focused Value	1.1	0.3
European Focused Value	0.9	0.9
Other Non-U.S. Strategies	0.4	0.1
Total	$28.0	$27.0

	AUM at June 30,
Investment Strategy Category	2015	2014
	(in billions)
U.S. Value Strategies	$15.9	$16.2
Global Value Strategies	5.6	6.0
Non-U.S. Value Strategies	6.5	4.8
Total	$28.0	$27.0

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to June 30, 2015, and in the five-year, three-year, and one-year periods ended June 30, 2015, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy:

	Period Ended June 30, 2015[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Expanded Value (July 2012)
Annualized Gross Returns	20.1%	N/A	20.1%	5.5%
Annualized Net Returns	19.9%	N/A	19.9%	5.3%
Russell 1000® Value Index	17.3%	N/A	17.3%	4.1%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.2%	16.4%	19.9%	5.8%
Annualized Net Returns	6.7%	15.9%	19.4%	5.4%
Russell 1000® Value Index	6.5%	16.5%	17.3%	4.1%

Global Focused Value (January 2004)
Annualized Gross Returns	5.7%	13.5%	18.8%	(0.4)%
Annualized Net Returns	4.9%	12.8%	18.0%	(1.0)%
MSCI® World Index—Net/U.S.$[2]	6.7%	13.1%	14.3%	1.4%
International (ex-U.S) Expanded Value (November 2008)
Annualized Gross Returns	13.5%	11.8%	16.5%	(4.1)%
Annualized Net Returns	13.2%	11.5%	16.2%	(4.4)%
MSCI® EAFE Index—Net/U.S.$[2]	9.3%	9.5%	12.0%	(4.2)%
Focused Value (January 1996)
Annualized Gross Returns	11.2%	17.6%	20.7%	6.1%
Annualized Net Returns	10.4%	16.9%	20.0%	5.4%
Russell 1000® Value Index	8.9%	16.5%	17.3%	4.1%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	1.3%	4.3%	6.0%	(14.1)%
Annualized Net Returns	0.4%	3.7%	5.3%	(14.7)%
MSCI® Emerging Markets Index—Net/U.S.$[2]	(0.9)%	3.7%	3.7%	(5.1)%
Global Expanded Value (January 2010)
Annualized Gross Returns	10.1%	13.2%	17.5%	(0.5)%
Annualized Net Returns	9.7%	12.8%	17.2%	(0.8)%
MSCI® World Index—Net/U.S.$[2]	9.8%	13.1%	14.3%	1.4%
Mid Cap Expanded Value (April 2014)
Annualized Gross Returns	6.4%	N/A	N/A	4.3%
Annualized Net Returns	6.2%	N/A	N/A	4.1%
Russell Mid Cap® Value Index	7.5%	N/A	N/A	3.7%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	14.4%	18.3%	20.9%	8.5%
Annualized Net Returns	13.2%	17.1%	19.7%	7.3%
Russell 2000® Value Index	10.0%	14.8%	15.5%	0.8%
International (ex-U.S) Focused Value (January 2004)
Annualized Gross Returns	6.9%	12.6%	17.3%	(4.3)%
Annualized Net Returns	6.1%	11.7%	16.5%	(4.8)%
MSCI® EAFE Index—Net/U.S.$2	6.0%	9.5%	12.0%	(4.2)%
European Focused Value (August 2008)
Annualized Gross Returns	6.3%	12.9%	18.8%	(6.6)%
Annualized Net Returns	5.9%	12.5%	18.4%	(6.9)%
MSCI® Europe Index—Net/U.S.$[2]	2.0%	10.0%	12.4%	(7.7)%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	13.3%	19.6%	20.4%	4.4%
Annualized Net Returns	12.6%	18.8%	19.6%	3.7%
Russell Mid Cap® Value Index	10.8%	17.7%	19.1%	3.7%
1 The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.
2 Net of applicable withholding taxes and presented in U.S. Dollars.

Large Cap Expanded Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At June 30, 2015, the Large Cap Expanded Value strategy generated a one-year annualized gross return of 5.5%, outperforming its benchmark. The outperformance was driven primarily by stock selection and our overweight position in the financial services sector.
Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At June 30, 2015, the Large Cap Focused Value strategy generated a one-year annualized gross return of 5.8%, outperforming its benchmark. The outperformance was driven primarily by stock selection and our overweight position in the financial services sector.
Global Focused Value.  This strategy reflects a portfolio composed of approximately 40-60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At June 30, 2015, the Global Focused Value strategy generated a one-year annualized gross return of (0.4)%, underperforming its benchmark. This underperformance was driven by our stock selection in the industrials sector and overweight position in the energy sector, partially offset by our stock selection in the financial services and telecommunications sectors.
International (ex-U.S.) Expanded Value.  This strategy reflects a portfolio composed of approximately 60-80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At June 30, 2015, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of (4.1)%, relatively flat compared to its benchmark. This relative performance was primarily driven by the relative outperformance of certain stocks in the financial services and telecommunications sectors, offset by our stock selection in the industrials sector and overweight position in the energy sector.
Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At June 30, 2015, the Focused Value strategy generated a one-year annualized gross return of 6.1%, outperforming its benchmark. The main contributors to this outperformance include holdings across a diverse range of industries, specifically certain positions in the financial services sector.
Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At June 30, 2015, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of (14.1)%, underperforming its benchmark. The main contributors to this underperformance include holdings across a diverse range of industries, specifically our stock selection and overweight positions in the industrials, energy, and consumer discretionary sectors as well as certain positions in the financial services and materials sectors.

Global Expanded Value.  This strategy reflects a portfolio composed of approximately 60-95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At June 30, 2015, the Global Expanded Value strategy generated a one-year annualized gross return of (0.5)%, underperforming its benchmark. This underperformance was primarily driven by our stock selection in the industrials and technology sectors, partially offset by our stock selection in the financial services and telecommunications sectors.
Mid Cap Expanded Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in April 2014. At June 30, 2015, the Mid Cap Expanded Value strategy generated a since inception gross return of 4.3%, outperforming its benchmark. Financial services holdings were the largest contributors to this outperformance.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At June 30, 2015, the Small Cap Focused Value strategy generated a one-year annualized gross return of 8.5%, outperforming its benchmark. The main contributors to this outperformance were a lack of exposure to the energy sector and certain positions in the financial services and materials sectors.
International (ex-U.S.) Focused Value. This strategy reflects a portfolio composed of approximately 30-50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.
This strategy was launched in January 2004. At June 30, 2015, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of (4.3)%, relatively flat compared to its benchmark. This relative performance was primarily driven by the relative outperformance of certain stocks in the financial services and telecommunications sectors, offset by our stock selection in the industrials sector and overweight position in the energy sector.

European Focused Value. This strategy reflects a portfolio composed of approximately 40-50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At June 30, 2015, the European Focused Value strategy generated a one-year annualized gross return of (6.6)%, outperforming its benchmark. This outperformance was driven primarily our stock selection in the financial services sector, partially offset by our overweight position in the energy sector and a lack of exposure to the health care sector.

Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201th to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At June 30, 2015, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 4.4%, outperforming its benchmark. This outperformance was driven by positioning financial services sector.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional and retail accounts for the three and six months ended June 30, 2015 and 2014 is described below.  Inflows are composed of the investment of new or additional assets by new or existing clients.  Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Institutional Accounts
Assets
Beginning of Period	$15.9	$15.2	$15.6	$15.4
Inflows	0.3	0.4	1.4	0.9
Outflows	(0.6)	(0.9)	(1.5)	(1.9)
Net Flows	(0.3)	(0.5)	(0.1)	(1.0)
Market Appreciation/(Depreciation)	0.3	0.4	0.4	0.7
End of Period	$15.9	$15.1	$15.9	$15.1

Retail Accounts
Assets
Beginning of Period	$12.0	$10.2	$12.1	$9.6
Inflows	0.3	1.4	0.7	2.2
Outflows	(0.6)	(0.2)	(1.0)	(0.5)
Net Flows	(0.3)	1.2	(0.3)	1.7
Market Appreciation/(Depreciation)	0.4	0.5	0.3	0.6
End of Period	$12.1	$11.9	$12.1	$11.9

Total
Assets
Beginning of Period	$27.9	$25.4	$27.7	$25.0
Inflows	0.6	1.8	2.1	3.1
Outflows	(1.2)	(1.1)	(2.5)	(2.4)
Net Flows	(0.6)	0.7	(0.4)	0.7
Market Appreciation/(Depreciation)	0.7	0.9	0.7	1.3
End of Period	$28.0	$27.0	$28.0	$27.0

Three Months Ended June 30, 2015 versus June 30, 2014

At June 30, 2015, we managed $15.9 billion in institutional accounts and $12.1 billion in retail accounts, for a total of $28.0 billion in assets.  For the three months ended June 30, 2015, we experienced total gross inflows of $0.6 billion and market appreciation of $0.7 billion, partially offset by total gross outflows of $1.2 billion.  Assets in institutional accounts were flat due to $0.3 billion in gross inflows and $0.3 billion in market appreciation, offset by $0.6 billion in gross outflows. Assets in retail accounts increased by $0.1 billion, or 0.8%, from $12.0 billion at March 31, 2015 due to $0.4 billion in market appreciation and by $0.3 billion in gross inflows, partially offset by $0.6 billion in gross outflows.

At June 30, 2014, we managed $15.1 billion in institutional accounts and $11.9 billion in retail accounts, for a total of $27.0 billion in assets. For the three months ended June 30, 2014, we experienced total gross inflows of $1.8 billion and market appreciation of $0.9 billion, partially offset by gross outflows of $1.1 billion. For the three months ended June 30, 2014, assets in institutional accounts decreased by $0.1 billion, or 0.7%, due to $0.9 billion in gross outflows, partially offset by $0.4 billion in gross inflows and $0.4 billion in market appreciation. For the three months ended June 30, 2014, assets in retail accounts increased by $1.7 billion, or 16.7%, as a result of $1.4 billion in gross inflows and $0.5 billion in market appreciation, partially offset by $0.2 billion in gross outflows.

Six Months Ended June 30, 2015 versus June 30, 2014

For the six months ended June 30, 2015, we experienced total gross inflows of $2.1 billion and market appreciation of $0.7 billion, which were partially offset by total gross outflows of $2.5 billion.  Assets in institutional accounts increased by $0.3 billion, or 1.9%, from $15.6 billion at December 31, 2014 due to $1.4 billion in gross inflows and $0.4 billion in market appreciation, partially offset by $1.5 billion in gross outflows. Assets in retail accounts were flat due to $0.7 billion in gross inflows and $0.3 billion in market appreciation, offset by $1.0 billion in gross outflows.

For the six months ended June 30, 2014, we experienced gross inflows of $3.1 billion and market appreciation of $1.3 billion, which were partially offset by $2.4 billion in gross outflows. For the six months ended June 30, 2014, assets in institutional accounts decreased by $0.3 billion, or 1.9%, from $15.4 billion at December 31, 2013 due to $1.9 billion in gross outflows, partially offset by $0.9 billion in gross inflows and $0.7 billion in market appreciation. For the six months ended June 30, 2014, assets in retail accounts increased $2.3 billion, or 24.0%, from $9.6 billion at December 31, 2013 due to $2.2 billion in gross inflows and $0.6 billion in market appreciation, partially offset by $0.5 billion in gross outflows.

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

Revenues

Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three and six months ended June 30, 2015 and 2014 is described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue	2015	2014	2015	2014
	(in thousands)
Institutional Accounts	$21,492	$20,506	$42,461	$40,802
Retail Accounts	8,018	7,439	15,702	13,544
Total	$29,510	$27,945	$58,163	$54,346

Three Months Ended June 30, 2015 versus June 30, 2014

Our total revenue increased by $1.6 million, or 5.6%, to $29.5 million for the three months ended June 30, 2015, from $27.9 million for the three months ended June 30, 2014.  This change was driven primarily by an increase in our average AUM.  Average AUM increased 7.6% to $28.3 billion from $26.3 billion for the three months ended June 30, 2015 and 2014, respectively.

Our weighted average fees were 0.418% and 0.425% for the three months ended June 30, 2015 and 2014, respectively.

Average assets in institutional accounts increased $1.0 billion to $16.1 billion for the three months ended June 30, 2015, from $15.1 billion for the three months ended June 30, 2014, and had weighted average fees of 0.535% and 0.542% for the three months ended June 30, 2015 and 2014, respectively.  The decrease in weighted average fee rates primarily reflects a shift in mix towards our expanded value strategies that generally carry lower fee rates, partially offset by an increase in assets in certain of our non-U.S. strategies, which generally carry higher fee rates.

Average assets in retail accounts increased $1.0 billion to $12.2 billion for the three months ended June 30, 2015, from $11.2 billion for the three months ended June 30, 2014, and had weighted average fees of 0.263% and 0.267% for the three months ended June 30, 2015 and 2014, respectively.  The decrease in retail weighted average fee rates primarily reflects an increase in retail performance fees recognized during the three months ended June 30, 2015, which was offset by a shift in mix toward our expanded value strategies, which generally carry lower fee rates.

Six Months Ended June 30, 2015 versus June 30, 2014

Our total revenue increased by $3.8 million, or 7.0%, to $58.2 million for the six months ended June 30, 2015 from $54.3 million for the six months ended June 30, 2014.  This change was driven primarily by an increase in our average AUM.  Total average AUM increased 9.4% to $27.9 billion from $25.5 billion for the six months ended June 30, 2015 and 2014, respectively.

Our weighted average fees were 0.416% and 0.426% for the six months ended June 30, 2015 and 2014, respectively.

Average assets in institutional accounts increased $0.8 billion to $15.8 billion for the six months ended June 30, 2015, from $15.0 billion for the six months ended June 30, 2014, and had weighted average fees of 0.536% and 0.543% for the six months ended June 30, 2015 and 2014, respectively.  Weighted average fee rates decreased primarily due to the shift toward our expanded value strategies and larger relationships.

Average assets in retail accounts increased $1.6 billion to $12.1 billion for the six months ended June 30, 2015, from $10.5 billion for the six months ended June 30, 2014, and had weighted average fees of 0.260% and 0.259% for the six months ended June 30, 2015 and 2014, respectively. The slight increase in retail weighted average fees reflects an increase in retail performance fees during the six months ended June 30, 2015, partially offset by a shift in mix toward our expanded value strategies, which generally carry lower fee rates.

Expenses

Our operating expenses are driven primarily by our compensation costs.  The table below describes the components of our operating expenses for the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cash Compensation and Other Benefits	$10,239	$8,719	$20,836	$17,293
Other Non-Cash Compensation	1,561	1,180	3,034	2,656
Total Compensation and Benefits Expense	11,800	9,899	23,870	19,949
General and Administrative Expense	4,490	2,505	8,093	4,825
Total Operating Expenses	$16,290	$12,404	$31,963	$24,774

Three Months Ended June 30, 2015 versus June 30, 2014

Total operating expenses increased by $3.9 million, or 31.3%, to $16.3 million for the three months ended June 30, 2015, from $12.4 million for the three months ended June 30, 2014.  This increase was attributable to increases in both our compensation and general and administrative expenses.

Compensation and benefits expense increased by approximately $1.9 million, or 19.2%, to $11.8 million for the three months ended June 30, 2015, from $9.9 million for the three months ended June 30, 2014.  This increase was primarily attributable to a $1.5 million increase in cash compensation due to an increase in compensation and headcount during 2015. The increase also reflects a $0.4 million increase in other non-cash compensation due to amortization associated with previously issued awards.  We would expect non-cash compensation expense in subsequent periods to depend on the size and composition of awards granted under our equity incentive plans.

General and administrative expense increased by $2.0 million, or 79.2%, to $4.5 million for the three months ended June 30, 2015 from $2.5 million for the three months ended June 30, 2014. During 2014, we entered into an operating lease agreement for our new corporate headquarters. The term of the lease commenced in October 2014 and we moved to our new corporate headquarters during the second quarter of 2015. General and administrative expense in the second quarter of 2015 includes $1.5 million in losses and expenses that we do not expect to recur, associated with the exit from, and retirement of certain assets at our former corporate headquarters. Excluding the impact of these non-recurring expenses, general and administrative expenses increased by approximately $0.5 million, or 19.8%. This increase primarily reflects an increase in costs incurred in connection with new business initiatives and other operational expenses.

Six Months Ended June 30, 2015 versus June 30, 2014

Total operating expenses increased by $7.2 million, or 29.0%, to $32.0 million for the six months ended June 30, 2015, from $24.8 million for the six months ended June 30, 2014.  This increase was attributable to increases in both our compensation and general and administrative expenses.

Compensation and benefits expense increased by approximately $3.9 million, or 19.7%, to $23.9 million for the six months ended June 30, 2015, from $19.9 million for the six months ended June 30, 2014.  This increase was attributable to a $3.5 million increase in cash compensation primarily due to an increase in salary, headcount, and discretionary bonus amounts during 2015.  The increase also reflects a $0.4 million increase in other non-cash compensation due to amortization associated with previously issued awards.  We would expect non-cash compensation expense in subsequent periods to depend on the size and composition of awards granted under our equity incentive plans.

General and administrative expense increased by $3.3 million for the six months ended June 30, 2015 from the six months ended June 30, 2014. This increase primarily reflects $1.8 million in losses and expenses we do not expect to recur, associated with the exit from, and retirement of certain assets at our former corporate headquarters. Excluding the impact of these non-recurring expenses, general and administrative expenses increased by approximately $1.4 million, or 29.7%. This increase reflects an increase in costs incurred in connection with new business initiatives and other operational expenses.

Other Income/ (Expense)

Three Months Ended June 30, 2015 versus June 30, 2014

Other Income/ (Expense) was income of $0.2 million for the three months ended June 30, 2015, and consisted primarily of $0.7 million in expense related to adjustments to our liability to our selling and converting shareholders offset by $0.5 million in gains and other investment income from investments and $0.3 million in dividend income. Other Income/ (Expense) was an expense of $1.4 million for the three months ended June 30, 2014, and consisted primarily of $2.0 million of expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.4 million in gains and other investment income from investments.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Six Months Ended June 30, 2015 versus June 30, 2014

Other Income/ (Expense) was an expense of $0.1 million for the six months ended June 30, 2015, and consisted primarily of $0.9 million in expense related to adjustments to our liability to our selling and converting shareholders and $0.1 million in other expense, partially offset by $0.5 million in gains and other investment income from investments and $0.4 million in dividend income. Other Income/ (Expense) was an expense of $1.5 million for the six months ended June 30, 2014, and consisted primarily of $2.1 million of expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.5 million in gains and other investment income from investments and $0.2 million in dividend income.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Income Tax Expense/ (Benefit)

Our results for the three and six months ended June 30, 2015 and 2014 included the effects of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and the adjustments related to non-recurring lease expenses discussed in "Expenses" above.  Our effective corporate tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, and non-recurring lease expenses recognized in operating expense, was 32.2% and 33.7% for the three and six months ended June 30, 2015, respectively, and 41.3% and 42.5% for the three and six months ended June 30, 2014, respectively.

Non-GAAP income before corporate income taxes used to calculate our income before income taxes is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Income Before Income Taxes	$13,381	$14,133	$26,072	$28,117
Non-Recurring Lease Expenses	1,488	—	1,834	—
Change in Liability to Selling and Converting Shareholders	672	1,996	917	2,123
Unincorporated Business Taxes	(575)	(835)	(1,106)	(1,617)
Outside Interests of Investment Partnerships	(370)	—	(310)	—
Net Income Attributable to Non-Controlling Interests	(11,720)	(12,283)	(22,039)	(23,136)
Non-GAAP Income Before Corporate Taxes	$2,876	$3,011	$5,368	$5,487
Unincorporated Business Tax	539	835	1,063	1,617
Add back: Effect of Non-Recurring Lease Expenses	36	—	43	—
Non-GAAP Unincorporated Business Tax	$575	$835	$1,106	$1,617
Net Income Attributable to Non-Controlling Interest	10,523	12,283	20,564	23,136
Add back: Effect of Non-Recurring Lease Expenses	1,197	—	1,475	—
Non-GAAP Net Income Attributable to Non-Controlling Interests	$11,720	$12,283	$22,039	$23,136

Our non-GAAP effective corporate tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was determined as follows:

	For the Three Months Ended June 30,
	2015		2014
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$978	34.0%	$1,024	34.0%
State and Local Taxes, Net of Federal Benefit	92	3.2%	271	9.0%
Other Adjustments	(145)	(5.0)%	(51)	(1.7)%
Non-GAAP Effective Taxes	$925	32.2%	$1,244	41.3%

	For the Six Months Ended June 30,
	2015		2014
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$1,825	34.0%	$1,865	34.0%
State and Local Taxes, Net of Federal Benefit	172	3.2%	494	9.0%
Other Adjustments	(186)	(3.5)%	(25)	(0.5)%
Non-GAAP Effective Taxes	$1,811	33.7%	$2,334	42.5%

Three Months Ended June 30, 2015 versus June 30, 2014

Income Tax Expense/ (Benefit) was an expense of $0.6 million for the three months ended June 30, 2015 and a benefit of $0.3 million for the three months ended June 30, 2014.  Income Tax Expense/ (Benefit) for the three months ended June 30, 2015 and 2014 included $1.0 million and $2.4 million of benefit, respectively, associated with decreases to the valuation allowance recorded against our deferred tax asset.  The remaining income tax expense for the three months ended June 30, 2015 consisted of $0.5 million in operating company unincorporated business taxes and $0.9 million of corporate income taxes.   The remaining income tax expense for the three months ended June 30, 2014, consisted of $0.8 million of operating company unincorporated business taxes and $1.2 million of corporate income taxes.  A comparison of the GAAP effective tax rates for the three months ended June 30, 2015 and 2014 is not meaningful due to the valuation allowance adjustments.

Six Months Ended June 30, 2015 versus June 30, 2014

Income Tax Expense/ (Benefit) were expenses of $1.7 million for the six months ended June 30, 2015 and $1.4 million for the six months ended June 30, 2014.  Income Tax Expense/ (Benefit) for the six months ended June 30, 2015 and 2014 included $1.3 million and $3.2 million of benefit, respectively, associated with decreases to the valuation allowance recorded against our deferred tax asset.  The six months ended June 30, 2014 also included a $0.6 million expense reflecting a net adjustment to the deferred tax asset and valuation allowance associated with the decrease in our effective tax rate during 2014. The remaining income tax expense for the six months ended June 30, 2015 consisted of $1.1 million in operating company unincorporated business taxes and $1.8 million of corporate income taxes.   The remaining income tax expense for the six months ended June 30, 2014, consisted of $1.6 million of operating company unincorporated business taxes and $2.3 million of corporate income taxes.  A comparison of the GAAP effective tax rates for the six months ended June 30, 2015 and 2014 is not meaningful due to the valuation allowance adjustments.

Net Income Attributable to Non-Controlling Interests

Three Months Ended June 30, 2015 versus June 30, 2014

Net income attributable to non-controlling interests was $10.9 million for the three months ended June 30, 2015, and consisted of $10.5 million associated with our employees’ and outside investors’ approximately 80.5% weighted average interest in the income of the operating company and approximately $0.4 million associated with with the non-controlling interest in the income of our consolidated entities.  Net income attributable to non-controlling interests was $12.3 million for the three months ended June 30, 2014, and consisted of $12.2 million associated with our employees’ and outside investors’ approximately 81.3% weighted average interest in the income of the operating company, and $0.1 million associated with the non-controlling interest in the income of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the decrease in operating company net income associated with an increase in operating expenses which had a corresponding negative impact on operating company income. The change in net income attributable to non-controlling interests also reflects the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

Six Months Ended June 30, 2015 versus June 30, 2014

Net income attributable to non-controlling interests was $20.9 million for the six months ended June 30, 2015, and consisted of $20.6 million associated with our employees’ and outside investors’ approximately 80.3% weighted average interest in the income of the operating company, and approximately $0.3 million associated with with the non-controlling interest in the income of our consolidated entities.  Net income attributable to non-controlling interests was $23.1 million for the six months ended June 30, 2014, and consisted of $23.0 million associated with our employees’ and outside investors’ approximately 81.3% weighted average interest in the income of the operating company, and $0.1 million associated with the non-controlling interest in the income of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the decrease in operating company net income associated with an increase in operating expenses which had a corresponding negative impact on operating company income. The change in net income attributable to non-controlling interests also reflects the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through the cash generated by our operations.  Distributions to members of our operating company are our largest use of cash.  Other activities include purchases and sales of investments to fund our deferred compensation program, capital expenditures, and strategic growth initiatives such as providing the initial cash investment in our mutual funds. In March 2014, in an effort to expand distribution channels and offer certain products in a mutual fund format, our operating company launched three new mutual funds formed as series of the Advisor Series Trust. In order to support these new mutual funds and establish investment records that can be used to market the funds to third party investors, we initially seeded the mutual funds with $6.0 million.

At June 30, 2015, cash and cash equivalents was $24.4 million, inclusive of $4.0 million in cash held by our consolidated subsidiaries.  Advisory fees receivable was $23.8 million. To satisfy our obligations under our deferred compensation program, we had approximately $9.1 million in investments in consolidated subsidiaries, equity securities and investments in firm-sponsored investment vehicles.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended June 30, 2015, our average AUM and revenues increased by 7.6% and 5.6%, respectively, compared to our average AUM and revenues for the three months ended June 30, 2014.

In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including, among other things, cash, working capital, investments, long-term liabilities, lease commitments, and operating company distributions.  Compensation is our largest expense.  To the extent we deem necessary and appropriate to run our business, recognizing the need to retain our key personnel, we have the ability to change the absolute levels of our compensation packages, as well as change the mix of their cash and non-cash components.  Historically, we have not tied our level of compensation directly to revenue, as many Wall Street firms do.  Correspondingly, there is not a linear relationship between our compensation and the revenues we generate.  This generally has the effect of increasing operating margins in periods of increased revenues, but can reduce operating margins when revenue declines.

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

Cash Flows

 Three Months Ended June 30, 2015 versus June 30, 2014

Cash and cash equivalents increased $3.3 million to $24.4 million during the three months ended June 30, 2015 compared to a $0.3 million increase in cash and cash equivalents to $26.1 million during the three months ended June 30, 2014.  Net cash provided by operating activities increased $8.7 million in the three months ended June 30, 2015 to $21.4 million from $12.7 million in the three months ended June 30, 2014.  The increase was primarily due to changes in operating assets and liabilities, and working capital.

Net cash used in investing activities increased $3.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  The increase was primarily due to a $2.3 million increase in purchases of property and equipment during the three months ended June 30, 2015 associated with our new corporate headquarters, and a $0.8 million increase in net purchase of investments during the three months ended June 30, 2015.

Net cash used in financing activities increased $2.5 million for the three months ended June 30, 2015 to $14.9 million from $12.4 million for the three months ended June 30, 2014.  This increase is primarily due to a $2.2 million increase in the repurchase and retirement of Class A common stock and Class B units during the three months ended June 30, 2015.

 Six Months Ended June 30, 2015 versus June 30, 2014

Cash and cash equivalents decreased $14.7 million to $24.4 million during the six months ended June 30, 2015 compared to a $7.8 million decrease in cash and cash equivalents to $26.1 million during the six months ended June 30, 2014.  Net cash provided by operating activities increased $5.5 million in the six months ended June 30, 2015 to $29.4 million from $23.9 million in the six months ended June 30, 2014.  The increase was primarily due to changes in operating assets and liabilities, and working capital.

Net cash used in investing activities increased $5.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.  The increase was primarily due to a $5.5 million increase in purchases of property and equipment during the six months ended June 30, 2015 associated with our new corporate headquarters and $0.2 million in loans made to related parties, partially offset by a $0.4 million increase in net proceeds from the sale and purchase of investments during the six months ended June 30, 2015.

Net cash used in financing activities increased $7.0 million for the six months ended June 30, 2015 to $38.6 million from $31.5 million for the six months ended June 30, 2014.  This increase is primarily due to a $3.3 million increase in distributions to non-controlling interests, a $3.0 million increase in the repurchase and retirement of Class A common stock and Class B units, and a $1.0 million increase in dividend payments during the six months ended June 30, 2015. This increase was partially offset by $1.7 million in cash received for the exercise of options to purchase Class B units during the six months ended June 30, 2015.

Contractual Obligations

The lease for our former corporate headquarters expires in October 2015. We entered into a new 11 year lease agreement in June 2014, the term of which commenced in October 2014. Annual minimum rent during the term is approximately $2.0 million. In April 2015, we entered into a five year sublease agreement, which is cancelable after the the third anniversary of the May 1, 2015 commencement date of the agreement. The sublease income reduces annual minimum lease payments during its term by $0.4 million per year.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

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

We believe that the accounting estimate related to the $42.9 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we are not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

Tax benefits related to stock option windfall deductions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. We will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-in Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. During the three and six months ended June 30, 2015 we had approximately $0.2 million and $0.3 million, respectively, in tax benefits associated with stock- and unit-based awards that we were not able to recognize. This amount is reflected as an unrecognized tax benefit and is not included in the balance of our deferred tax asset. Less than $0.1 million of such benefits occurred in the three and six months ended June 30, 2014.

Management's judgment is required in determining our provision for income taxes, evaluating our tax positions and establishing deferred tax assets and liabilities.  The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  If the ultimate resolution of uncertainties is different from currently estimated, it could affect income tax expense and the effective tax rate.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. In July 2015, the FASB postponed the effective date of this new guidance from January 1, 2017 to January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the potential impact on the consolidated statements and related disclosures, as well as the available transition methods.

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

Our revenue for the three and six months ended June 30, 2015 and 2014 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the value of the our holdings and the holdings of our consolidated subsidiaries, which, as of June 30, 2015, consist primarily of marketable securities, investments in equity method investees, and securities sold short.  At June 30, 2015, the value of our assets subject to market risk was $33.1 million.  At June 30, 2015, the value of our liabilities subject to market risk was $2.4 million. Assuming a 10% increase or decrease, the fair value of assets and liabilities would have increased or decreased by $3.3 million and $0.2 million, respectively, at June 30, 2015.

Interest Rate Risk

Since the Company does not have any debt that bears interest at a variable rate, it did not have any direct exposure to interest rate risk at June 30, 2015.

Item 4.   Controls and Procedures.

During the course of its review of our consolidated financial statements as of June 30, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three or six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Option Exercises

During the three months ended June 30, 2015, the exercise of 496,855 options by certain members of our operating company to acquire Class B units of our operating company resulted in the issuance of 288,281 Class B units and the corresponding number of shares of Class B common stock after the redemption of 208,574 Class B units for the cashless exercise of the options.

These issuances did not involve any public offering, general advertising or general solicitation. The certificates representing the securities bear a restrictive legend. The securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended June 30, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
				(in millions)
April 1, 2015 through April 30, 2015	31,404	$9.15	31,404	$17.4
May 1, 2015 through May 31, 2015	70,744	9.07	70,744	16.7
June 1, 2015 through June 30, 2015	61,498	9.55	61,498	14.6
Total	163,646	$9.26	163,646	$14.6

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

2 The dollar amount in the column entitled "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs," reflects the remainder of the program and also reflects the repurchase of 141,234 of the operating company's Class B units during June 2015 for an average price of $10.92. Class B units are repurchased at fair value determined by reference to our Class A common stock on the date of transaction since Class B units are exchangeable for share of our Class A common stock on a one-for-one basis.

Class B Unit Exchanges

On July 27, 2015, certain of the operating company's members exchanged an aggregate of 2,772,171 of their Class B units for an equivalent number of shares of Class A common stock.

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
101
Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:August 5, 2015

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ GARY J. BACHMAN
	Name:	Gary J. Bachman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)