Form 10-Q
period 2015-09-30
Pzena Investment Management, Inc.
filed 2015-11-05
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of November 3, 2015, there were 15,259,448 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.
As of November 3, 2015, there were 50,719,416 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.
FORM 10-Q

		Page
	PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc. as of September 30, 2015 (unaudited) and December 31, 2014	1
	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2015 and 2014	2
	Consolidated Statements of Comprehensive Income (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2015 and 2014	3
	Consolidated Statement of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Nine Months Ended September 30, 2015	4
	Consolidated Statements of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2015 and 2014	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45

	PART II — OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 6.	Exhibits	47

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and Cash Equivalents	$33,643	$39,109
Restricted Cash	3,659	2,810
Due from Broker	556	94
Advisory Fees Receivable	24,571	22,939
Investments	28,369	27,945
Receivable from Related Parties	325	107
Other Receivables	542	647
Prepaid Expenses and Other Assets	933	845
Deferred Tax Asset, Net of Valuation Allowance of $53,029 and $44,239, respectively	17,139	14,618
Property and Equipment, Net of Accumulated Depreciation of $933 and $3,072, respectively	8,013	2,772
TOTAL ASSETS	$117,750	$111,886
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$19,629	$5,974
Due to Broker	794	698
Securities Sold Short, at Fair Value	2,337	1,572
Liability to Selling and Converting Shareholders	19,778	15,358
Deferred Compensation Liability	2,096	2,211
Lease Liability	247	354
Other Liabilities	548	686
TOTAL LIABILITIES	45,429	26,853
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 15,285,532 and 13,044,719 Shares Issued and Outstanding in 2015 and 2014, respectively)	152	130
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 50,636,336 and 52,891,939 Shares Issued and Outstanding in 2015 and 2014, respectively)	—	—
Additional Paid-In Capital	5,636	8,007
Retained Earnings	10,697	10,264
Accumulated Other Comprehensive Loss	(1)	—
Total Pzena Investment Management, Inc.'s Equity	16,484	18,401
Non-Controlling Interests	55,837	66,632
TOTAL EQUITY	72,321	85,033
TOTAL LIABILITIES AND EQUITY	$117,750	$111,886
 See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE	$30,772	$29,605	$88,935	$83,951
EXPENSES
Compensation and Benefits Expense	11,645	10,622	35,515	30,571
General and Administrative Expense	2,896	2,351	10,989	7,176
Total Operating Expenses	14,541	12,973	46,504	37,747
Operating Income	16,231	16,632	42,431	46,204
OTHER INCOME/ (EXPENSE)
Interest Income	9	20	30	45
Dividend Income	188	74	618	236
(Losses)/ Gains and Other Investment Income	(4,398)	(434)	(3,923)	80
Change in Liability to Selling and Converting Shareholders	(697)	(1,824)	(1,614)	(3,947)
Other Expense	(129)	(185)	(266)	(218)
Total Other Expense	(5,027)	(2,349)	(5,155)	(3,804)
Income Before Income Taxes	11,204	14,283	37,276	42,400
Income Tax Expense/ (Benefit)	748	(220)	2,402	1,189
Net Income	10,456	14,503	34,874	41,211
Less: Net Income Attributable to Non-Controlling Interests	8,534	12,444	29,408	35,580
Net Income Attributable to Pzena Investment Management, Inc.	$1,922	$2,059	$5,466	$5,631

Net Income for Basic Earnings per Share	$1,922	$2,059	$5,466	$5,631
Basic Earnings per Share	$0.13	$0.16	$0.40	$0.45
Basic Weighted Average Shares Outstanding[1]	14,585,650	12,965,606	13,591,432	12,443,687

Net Income for Diluted Earnings per Share	$8,932	$9,503	$25,391	$26,193
Diluted Earnings per Share	$0.13	$0.14	$0.37	$0.39
Diluted Weighted Average Shares Outstanding[1]	68,036,216	67,632,072	68,136,888	67,879,923

Cash Dividends per Share of Class A Common Stock	$0.03	$0.03	$0.38	$0.32
1 The Company issues restricted shares of Class A common stock and restricted Class B units that have non-forfeitable dividend rights. Under the "two-class method," these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
NET INCOME	$10,456	$14,503	$34,874	$41,211
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	(3)	—	(3)	—
Total Other Comprehensive Loss	(3)	—	(3)	—
Comprehensive Income	10,453	14,503	34,871	41,211
Less: Comprehensive Income Attributable to Non-Controlling Interests	8,532	12,444	29,406	35,580
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$1,921	$2,059	$5,465	$5,631

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2014	13,044,719	52,891,939	$130	$8,007	$—	$10,264	$66,632	$85,033
Unit Conversion	2,772,171	(2,772,171)	28	2,745	—	—	(2,278)	495
Amortization of Non-Cash Compensation	18,535	23,800	—	474	—	—	1,764	2,238
Sale of Shares under Equity Incentive Plan	—	78,093	—	87	—		285	372
Non-Cash Compensation Modification	—	(142,315)	—	(141)		—	(572)	(713)
Directors' Share Grants	—	—	—	63	—	—	247	310
Net Income	—	—	—	—	—	5,466	29,408	34,874
Foreign Currency Translation Adjustments	—	—	—	—	(1)	—	(2)	(3)
Options Exercised	962	715,706	—	333	—	—	1,355	1,688
Repurchase and Retirement of Class A Common Stock	(550,855)	—	(6)	(5,017)	—	—	—	(5,023)
Repurchase and Retirement of Class B Units	—	(158,716)	—	(339)	—	—	(1,392)	(1,731)
Class A Cash Dividends Declared and Paid ($0.38 per share)	—	—	—	—	—	(5,033)	—	(5,033)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	496	496
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(40,682)	(40,682)
Other	—	—	—	(576)	—	—	576	—
Balance at September 30, 2015	15,285,532	50,636,336	$152	$5,636	$(1)	$10,697	$55,837	$72,321

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
OPERATING ACTIVITIES
Net Income	$10,456	$14,503	$34,874	$41,211
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	269	57	521	167
Disposal of Fixed Assets	—	—	428	—
Non-Cash Compensation	1,300	1,299	4,334	3,955
Directors' Share Grants	82	80	310	278
Losses/(Gains) and Other Investment Income	4,398	434	3,923	(80)
Foreign Currency Translation Adjustments	(3)	—	(3)	—
Change in Liability to Selling and Converting Shareholders	697	1,824	1,614	3,947
Deferred Income Taxes	127	(926)	767	(1,126)
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(781)	(684)	(1,632)	(641)
Due from Broker	(26)	815	(463)	(316)
Restricted Cash	110	(25)	(849)	(2,399)
Prepaid Expenses and Other Assets	(71)	65	(15)	(15)
Non-Cash Compensation Modification	—	—	(713)	—
Due to Broker	(454)	(860)	96	254
Accounts Payable, Accrued Expenses, and Other Liabilities	5,299	5,666	11,351	9,323
Tax Receivable Agreement Payments	—	—	—	(1,945)
Change in Lease Liability	(496)	(105)	(107)	(318)
Purchases of Equity Securities and Securities Sold Short	(6,350)	(13,039)	(35,173)	(44,305)
Proceeds from Equity Securities and Securities Sold Short	6,803	12,995	31,452	37,968
Net Cash Provided by Operating Activities	21,360	22,099	50,715	45,958
INVESTING ACTIVITIES
Purchases of Investments	(1,376)	(26)	(8,149)	(584)
Proceeds from Sale of Investments	1,229	—	8,289	541
Payments to Related Parties	(12)	(5)	(218)	(10)
Purchases of Property and Equipment	(643)	(214)	(6,190)	(358)
Net Cash Used in Investing Activities	(802)	(245)	(6,268)	(411)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(2,680)	(606)	(5,023)	(979)
Repurchase and Retirement of Class B Units	(147)	—	(1,731)	(541)
Sale of Shares under Equity Incentive Plan	372	—	372	—
Loan Proceeds	—	—	—	205
Option Exercise	—	—	1,688	—
Distributions to Non-Controlling Interests	(8,544)	(12,351)	(40,682)	(41,205)
Contributions from Non-Controlling Interests	111	2,782	496	4,360
Dividends	(468)	(401)	(5,033)	(3,932)
Net Cash Used in Financing Activities	(11,356)	(10,576)	(49,913)	(42,092)
NET CHANGE IN CASH	$9,202	$11,278	$(5,466)	$3,455
CASH AND CASH EQUIVALENTS - Beginning of Period	$24,441	$26,055	$39,109	$33,878
Effect of Deconsolidation	—	(100)	—	(100)
Net Change in Cash	9,202	11,278	(5,466)	3,455
CASH AND CASH EQUIVALENTS - End of Period	$33,643	$37,233	$33,643	$37,233
Supplementary Cash Flow Information:
Income Taxes Paid	$262	$623	$1,031	$2,728

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

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of September 30, 2015, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company, through its own interests, and its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of September 30, 2015:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	September 30, 2015
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Mid Cap Focused Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	91.9%
Pzena Long/Short Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	83.0%
Pzena International Value Service, a series of Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	42.9%
Pzena Emerging Markets Focused Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	16.7%
Pzena Investment Funds Trust, Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	3.0%

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

On March 31, 2014, the operating company launched the Pzena Emerging Markets Focused Value Fund, Pzena Mid Cap Focused Value Fund, and Pzena Long/Short Value Fund, for each of which it acts as the investment advisor. These funds each meet the definition of a VIE due to their series trust structure, as the shareholders of the individual funds lack the ability to make decisions regarding the trustees and the key activities of the fund, because those abilities reside at the trust level. For purposes of consolidation, the Company believes it is the primary beneficiary when it, along with its related parties and de-facto agents, owns

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

a majority of the fund shares because the majority of the variability of the funds accrues to the Company. On March 31, 2014, the Company provided the initial cash investment for each fund in an effort to generate an investment performance track record to attract third-party investors and had an initial investment representing 100% of the ownership in each entity. As a result, the entities were consolidated with the Company as of March 31, 2014. On August 5, 2014, due to additional subscriptions into the Pzena Emerging Markets Focused Value Fund, the Company's ownership decreased to 42.9% and the entity was deconsolidated. However, as of December 19, 2014, as a result of a shift in equity ownership on that date, the Company was considered the primary beneficiary of the fund and the entity was reconsolidated. During the period when the Company was not considered the primary beneficiary of the Pzena Emerging Markets Focused Value Fund, it removed the related assets, liabilities and non-controlling interest from its consolidated statement of financial condition, the related net investment income from its consolidated statement of operations, and classified the remaining investment as an equity method investment. The Pzena Emerging Markets Focused Value Fund, Pzena Mid Cap Focused Value Fund, and Pzena Long/Short Value Fund will continue to be consolidated to the extent the Company is deemed to be the primary beneficiary of them. At September 30, 2015, the aggregate of these funds' $18.6 million in net assets was included in the Company's consolidated statement of financial condition.

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC.  The operating company is considered the primary beneficiary of this entity. At September 30, 2015, Pzena International Value Service’s $3.4 million in net assets were included in the Company’s consolidated statement of financial condition.

Pzena Investment Funds Trust, Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company.  A majority of the trustees do not hold equity investments in this trust.  Since the holders of the equity investments in this partnership lack a controlling financial interest in it, this entity is deemed to be a VIE.  The Company is considered the primary beneficiary of this VIE.  At September 30, 2015, the fund’s $1.1 million in net assets were included in the Company’s consolidated statement of financial condition.

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

VIEs that are not consolidated continue to receive investment management services from the operating company and are private investment partnerships the operating company sponsors, through which it offers its Global Value and/or Non-U.S. Value Strategies.  The total net assets of these VIEs was approximately $382.9 million and $408.9 million at September 30, 2015 and December 31, 2014, respectively.  As of September 30, 2015, the operating company had a $1.6 million investment in one of these firm-sponsored vehicles held to satisfy the Company's obligations under its deferred compensation program but was not deemed to be primary beneficiary of the entity. As of December 31, 2014, neither the Company nor the operating company was exposed to losses as a result of its involvement with these entities because neither had a direct investment in them.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on the applicable contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the AUM.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned.   In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually.  Following the preferred method identified in the Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  For the three and nine months ended September 30, 2015, the Company recognized approximately $3.2 million and $3.9 million in performance fee income, respectively. For the three and nine months ended September 30, 2014, the Company recognized approximately $2.1 million and $2.6 million in performance fee income, respectively.

Cash and Cash Equivalents:

At September 30, 2015 and December 31, 2014, Cash and Cash Equivalents was $33.6 million and $39.1 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposits and other accounts whose balances often exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

The Company maintained compensating balances of Restricted Cash of $3.7 million and $2.8 million at September 30, 2015 and December 31, 2014, respectively. The Company holds letters of credit issued by a third party in lieu of cash security deposits, as required by the Company’s leases for its new corporate headquarters and former office space.

The Pzena Long/Short Value Fund is required to maintain cash collateral for margin accounts established to support securities sold short, not yet purchased. To satisfy this requirement, cash of $2.3 million and $1.5 million as of September 30, 2015 and December 31, 2014, respectively, was set aside and recorded in Restricted Cash in the consolidated statements of financial condition.

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

Investments in equity method investees
During the three and nine months ended September 30, 2015, the Company accounted for its investment in a private investment partnership in which the Company has a non-controlling interest and exercises significant influence using the equity method. This investment is included in Investments in the Company's consolidated statements of financial condition. The carrying value of this investment is recorded at the amount of capital reported by the private investment partnership. The capital account reflects any contributions paid to, distributions received from, and equity earnings of, the private investment partnership. The earnings of this investment are recorded as equity in the earnings of affiliates and reflected as a component of (Losses)/ Gains and Other Investment Income in the consolidated statements of operations.

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any. During the three and nine months ended September 30, 2015, no impairment losses were recognized.

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

Included in the Company’s consolidated statements of financial condition are investments in equity securities and securities sold short, both of which are exchange-traded securities with quoted prices in active markets. Also included in the Company's investments during 2014 were third-party mutual funds which have a readily available net asset value per share.  The fair value measurements of the equity securities, securities sold short, and investments in third-party mutual funds during 2014 have been classified as Level 1. The investments in equity method investees are held at their carrying value.

The following table presents these instruments’ fair value at September 30, 2015:

	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$26,720	$—	$—	$—	$26,720
Investments in Equity Method Investees	—	—	—	1,649	1,649
Total	$26,720	$—	$—	$1,649	$28,369

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Level 1	Level 2	Level 3	Other Liabilities Not Held at Fair Value	Total
	(in thousands)
Liabilities:
Securities Sold Short	$2,337	$—	$—	$—	$2,337

The following table presents these instruments’ fair value at December 31, 2014:

	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$23,036	$—	$—	$—	$23,036
Investments in Mutual Funds	4,909	—	—	—	4,909
Total	$27,945	$—	$—	$—	$27,945

	Level 1	Level 2	Level 3	Other Liabilities Not Held at Fair Value	Total
	(in thousands)
Liabilities:
Securities Sold Short	$1,572	$—	$—	$—	$1,572

For the three and nine months ended September 30, 2015 and 2014, there were no transfers between levels. In addition, the Company did not hold any Level 2 or 3 securities during these periods.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions.  For the three and nine months ended September 30, 2015, approximately 10.0% and 10.6% of the Company's advisory fees were generated from advisory agreements with one client relationship, respectively. The Company had no client

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

relationships that were greater than 10% of total revenue during 2014. At September 30, 2015 and December 31, 2014, no allowance for doubtful accounts was deemed necessary.

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

Judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate. It is also the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax Expense/ (Benefit) on the consolidated statements of operations. For the three and nine months ended September 30, 2015 and 2014, no such expenses were recognized. As of September 30, 2015 and December 31, 2014, no such accruals were recorded.

The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At September 30, 2015, the Company had a $53.0 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock.  At December 31, 2014, the Company had a $44.2 million valuation allowance against these deferred tax assets.  The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

Excess tax benefits related to stock- and unit-transactions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. The Company will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-In Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. For the three and nine months ended September 30, 2015, the Company had approximately $0.1 million and $0.3 million, respectively, in tax benefits associated with stock- and unit-based awards that it was not able to recognize. There were less than $0.1 million in such unrecognized tax benefits for each of the three and nine months ended September 30, 2014.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Foreign Currency:

The functional currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary. Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations. For the three and nine months ended September 30, 2015 the Company recorded less than $0.1 million of other comprehensive income associated with foreign currency translation adjustments. For the three and nine months ended September 30, 2014, the Company did not record any other comprehensive income.

Investment securities and other assets and liabilities denominated in foreign currencies are remeasured into U.S. Dollar amounts at the date of valuation.  Purchases and sales of investment securities, and income and expense items denominated in foreign currencies, are remeasured into U.S. Dollar amounts on the respective dates of such transactions.

The Company does not isolate the portion of the results of its operations resulting from the impact of fluctuations in foreign exchange rates on its non-U.S. investments.  Such fluctuations are included in (Losses)/ Gains and Other Investment Income in the consolidated statements of operations.

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

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cash Compensation and Other Benefits	$10,345	$9,323	$31,181	$26,616
Non-Cash Compensation	1,300	1,299	4,334	3,955
Total Compensation and Benefits Expense	$11,645	$10,622	$35,515	$30,571

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  Details of non-cash compensation awards granted during the three and nine months ended September 30, 2015 and 2014 are as follows:

	For the Three Months Ended September 30,
	2015		2014
	Amount	Fair Value[1]	Amount	Fair Value[1]
Options to Purchase Shares of Class A Common Stock[2]	2,000,000	$1.23	—	$—

	For the Nine Months Ended September 30,
	2015		2014
	Amount	Fair Value[1]	Amount	Fair Value[1]
Restricted Class B Units	23,782	$9.46	32,479	$11.76
Options to Purchase Shares of Class A Common Stock[2]	3,000,000	$1.18	—	$—
Deferred Compensation Phantom Class B Units	—	$—	22,959	$11.76
Participating Shares of Restricted Class A Common Stock[3]	29,868	$8.37	—	$—
Restricted Shares of Class A Common Stock	100,000	$6.08	—	$—
1 Represents the grant date fair value per share or unit.
2 Represents options to purchase shares of Class A common stock issued whose vesting is contingent on meeting various performance goals. These share options contingently vest over a period of 7 years.
3 Represents restricted shares of Class A common stock that receive nonforfeitable rights to dividends.

Pursuant to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”), the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  The Company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan. These Class B units vested immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant. These units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock and contingently vesting options to acquire shares of Class A common stock. No restricted Class B units were forfeited during the three months ended September 30, 2015. During the nine months ended September 30, 2015, 5,775 restricted Class B units were forfeited in connection with employee departures. During the three and nine months ended September 30, 2015, no contingently vesting options vested. During the three months ended September 30, 2015, 78,093 Delayed Exchange Class B units were issued for approximately $0.4 million in cash to certain employee members. During the nine months ended September 30, 2015, 142,315 Delayed Exchange Class B units issued to one employee during 2014 were canceled and replaced with cash compensation. Additional compensation expense of less than $0.1 million was recognized upon cancellation and replacement of the award. No units were canceled during the three months ended September 30, 2015. During the nine months ended September 30, 2014, 270,000 options to purchase Class B units were forfeited in connection with employee departures. During the nine months ended September 30, 2014, 701,299 phantom Class B units were also forfeited in connection with employee departures.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options as designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period. As of September 30, 2015 and December 31, 2014, the liability associated with all deferred compensation investment accounts was $2.1 million and $2.2 million, respectively. During the nine months ended September 30, 2014, 5,953 phantom Class B units issued under the plan and approximately $1.0 million in deferred compensation investments were forfeited in connection with employee departures. No deferred compensation was forfeited during the three or nine months ended September 30, 2015

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of their compensation otherwise payable in cash deferred in the form of phantom shares of Class A common stock of the Company.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of September 30, 2015 and December 31, 2014, there were 231,863 and 190,389 phantom shares of Class A common stock outstanding, respectively. For the three and nine months ended September 30, 2015 and 2014, no distributions were made under the Director Plan.

The Company has issued to certain of its employees delayed-vesting cash awards.  For the three and nine months ended September 30, 2015 and 2014 no such awards were granted.  Previously awarded delayed-vesting cash awards have varying vesting schedules with $0.4 million to be paid at the end of 2015.

As of September 30, 2015 and December 31, 2014, the Company had approximately $26.9 million and $26.8 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, Delayed Exchange Class B units, contingently vesting option grants, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and option grants issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For the three and nine months ended September 30, 2015, the expense recognized in connection with this plan was $0.2 million and $0.7 million, respectively.  For the three and nine months ended September 30, 2014, the expense recognized in connection with this plan was $0.1 million and $0.6 million, respectively.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

For the three and nine months ended September 30, 2015 and 2014,  the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$1,918	$2,059	$5,457	$5,631
Participating Shares of Restricted Class A Common Stock	4	—	9	—
Total Net Income for Basic Earnings per Share	$1,922	$2,059	$5,466	$5,631
Basic Weighted-Average Shares Outstanding	14,555,782	12,965,606	13,568,566	12,443,687
Add: Participating Shares of Restricted Class A Common Stock [1]	29,868	—	22,866	—
Total Basic Weighted-Average Shares Outstanding	14,585,650	12,965,606	13,591,432	12,443,687
Basic Earnings per Share	$0.13	$0.16	$0.40	$0.45

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

For the three and nine months ended September 30, 2015 and 2014, the Company’s diluted net income was determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$11,139	$12,593	$31,703	$35,599
Less: Assumed Corporate Income Taxes	4,129	5,149	11,778	15,037
Assumed After-Tax Income of Pzena Investment Management, LLC	7,010	7,444	19,925	20,562
Net Income of Pzena Investment Management, Inc.	1,922	2,059	5,466	5,631
Diluted Net Income	$8,932	$9,503	$25,391	$26,193

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

For the three and nine months ended September 30, 2015 and 2014, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$8,916	$9,482	$25,349	$26,135
Participating Shares of Restricted Class A Common Stock	4	—	9	—
Participating Class B Units	12	21	33	58
Total Diluted Net Income Attributable to Shareholders	$8,932	$9,503	$25,391	$26,193

Total Basic Weighted-Average Shares Outstanding	14,585,650	12,965,606	13,591,432	12,443,687
Dilutive Effect of B Units	51,370,086	52,119,925	52,491,854	52,601,877
Dilutive Effect of Options [1]	470,287	854,899	590,794	955,260
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	1,468,225	1,501,722	1,327,820	1,691,457
Dilutive Effect of Restricted Shares of Class A Common Stock [2]	58,888	44,228	50,004	41,800
Dilutive Weighted-Average Shares Outstanding	67,953,136	67,486,380	68,051,904	67,734,081
Add: Participating Class B Units[3]	83,080	145,692	84,984	145,842
Total Dilutive Weighted-Average Shares Outstanding	68,036,216	67,632,072	68,136,888	67,879,923
Diluted Earnings per Share	$0.13	$0.14	$0.37	$0.39

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

Approximately 0.6 million options to purchase Class B units were excluded from the calculation of diluted earnings per share for each of the three and nine months ended September 30, 2015. Approximately 0.6 million and 0.7 million options to purchase Class B units were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2014, respectively, as their inclusion would have had an antidilutive effect based on current market prices.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit.  As of September 30, 2015, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 23.2% and 76.8%, respectively, of the economic interests in the operations of the business. As of December 31, 2014, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 19.8% and 80.2%, respectively, of the economic interests in the operations of the business.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Pursuant to the operating agreement of the operating company, each vested Class B unit is exchangeable for a share of the Company’s Class A common stock, subject to certain exchange timing and volume limitation. On July 27, 2015, certain of the operating company's members exchanged an aggregate of 2,772,171 Class B units for an equivalent number of shares of Company Class A common stock. On July 31, 2014, certain of the operating company's members exchanged an aggregate of 1,150,060 of their Class B units for an equivalent number of shares of Company Class A common stock. These acquisitions of additional operating company membership were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

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

During the nine months ended September 30, 2015, the Company purchased and retired 550,855 shares of Class A common stock and 158,716 Class B units under the current repurchase authorization at a weighted average price per share of $9.12 and $10.90, respectively.  During the nine months ended September 30, 2014, the Company purchased and retired 96,219 shares of Class A common stock and 51,139 Class B units under the repurchase authorization at a weighted average price per unit of $10.16 and $10.58, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

During the nine months ended September 30, 2015, 954,764 Class B unit options and 3,375 Class A common stock options were exercised and resulted in the issuance of 715,706 Class B units and 962 shares of Class A common stock, respectively, as a result of the redemption of 239,058 Class B units and 2,413 shares of Class A common stock for the cashless exercise of the options, and $1.7 million in cash. During the nine months ended September 30, 2014, 159,602 Class B unit options and 250,000 Class A common stock options were exercised and resulted in the issuance of 95,199 Class B units and 68,346 shares of Class A common stock, respectively, as a result of the redemption of 64,403 Class B units and 181,654 shares of Class A common stock for the cashless exercise of the options.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$11,139	$12,593	$31,703	$35,599
Non-Controlling Interests of Consolidated Subsidiaries	(2,605)	(149)	(2,295)	(19)
Net Income Attributable to Non-Controlling Interests	$8,534	$12,444	$29,408	$35,580

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals from the Company’s consolidated subsidiaries. Contributions from non-controlling interests represent contributions to the Company's consolidated subsidiaries.

Note 8—Investments

The following is a summary of Investments:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Investment Securities, Trading
Equity Securities	$26,720	$23,036
Investments in Mutual Funds	—	4,909
Total Investment Securities, Trading	26,720	27,945
Investments in Equity Method Investees	1,649	—
Total	$28,369	$27,945

Investment Securities, Trading

Investments, at Fair Value consisted of the following at September 30, 2015:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$31,827	$(5,107)	$26,720
Total	$31,827	$(5,107)	$26,720

    Securities Sold Short, at Fair Value consisted of the following at September 30, 2015:

	Proceeds	Unrealized (Gain)/ Loss	Fair Value
	(in thousands)
Securities Sold Short	$2,641	$(304)	$2,337
Total	$2,641	$(304)	$2,337

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Investments, at Fair Value consisted of the following at December 31, 2014:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$23,789	$(753)	$23,036
Investments in Mutual Funds	3,820	1,089	4,909
Total	$27,609	$336	$27,945

Securities Sold Short, at Fair Value consisted of the following at December 31, 2014:

	Proceeds	Unrealized (Gain)/ Loss	Fair Value
	(in thousands)
Securities Sold Short	$1,496	$76	$1,572
Total	$1,496	$76	$1,572

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships through which it offers its investment strategies. On January 1, 2015, the Company made an investment in one of these private investment partnerships to satisfy its obligations under the Company's deferred compensation program. The Company holds a non-controlling interest and exercises significant influence in this entity, and accounts for its investment as an equity method investment. As of September 30, 2015, the Company owned approximately 4.3% of the private investment partnership with a carrying value of $1.6 million.

Note 9—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Leasehold Improvements	$6,723	$3,206
Computer Hardware	653	1,228
Furniture and Fixtures	1,171	786
Computer Software	220	345
Office Equipment	179	279
Total	8,946	5,844
Less: Accumulated Depreciation and Amortization	(933)	(3,072)
Total	$8,013	$2,772

During the nine months ended September 30, 2015, the Company moved to its new corporate headquarters, as discussed further in Note 11—Commitments and Contingencies, and began depreciating approximately $6.7 million in leasehold improvements and $1.2 million in furniture and fixtures related to its new office space. The Company recognized a $0.4 million loss on the disposal of fixed assets associated with the retirement of assets in our former corporate headquarters, which is included in general and administrative expense. No such losses were recognized during the three or nine months ended September 30, 2014.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Depreciation is included in general and administrative expense and totaled approximately $0.3 million and $0.5 million for the three and nine months ended September 30, 2015, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively.

Note 10—Related Party Transactions

For each of the three months ended September 30, 2015 and 2014, the Company earned $0.8 million in investment advisory fees from unconsolidated VIEs that receive investment management services from the Company.  For the nine months ended September 30, 2015 and 2014, the Company earned $2.4 million and $1.9 million, respectively, in such fees.

At both September 30, 2015 and December 31, 2014, the Company had approximately $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in Receivable from Related Parties on the consolidated statements of financial condition.  The operating company is the sponsor and investment manager of this entity.

At September 30, 2015, Receivable from Related Parties included approximately $0.2 million of a forgivable loan associated with an initial employment agreement. The loan becomes forgivable in installments over a period of approximately 18 months. No loans to employees were recorded at December 31, 2014.

The operating company, as investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. For the three and nine months ended September 30, 2015, the Company recognized $0.3 million and $0.8 million of such expenses, respectively. For each of the three and nine months ended September 30, 2014, the Company recognized $0.2 million and $0.4 million of such expenses, respectively.

The operating company manages the personal funds of certain of the Company’s employees, including its CEO, its two Presidents, and its Executive Vice President.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages the personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds.   In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.2 million for each of the three months ended September 30, 2015 and 2014, respectively. For each of the nine months ended September 30, 2015 and 2014, the Company waived $0.5 million in such fees. The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was less than $0.1 million for each of the three and nine months ended September 30, 2015 and 2014.

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

During the nine months ended September 30, 2015, the Company moved to its new corporate headquarters. The new office space is leased under a non-cancelable operating lease agreement that expires on December 31, 2025. The Company reflects minimum lease expense for its headquarters on a straight-line basis over the lease term. During the nine months ended

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2015, the Company entered into a five year sublease agreement commencing on May 1, 2015 and cancelable by either the Company or sublessee given appropriate notice after the third anniversary of the commencement of the sublease agreement. The sublease agreement is for certain office space associated with the Company's operating lease agreement in its new corporate headquarters. The sublease income associated with this agreement will be recognized as it is received and will decrease lease expense.

The Company's former headquarters are leased under a non-cancelable operating lease agreement that expires on October 31, 2015.  During the year ended December 31, 2011, the Company entered into a non-cancelable sublease agreement for certain excess office space associated with its operating lease agreement.  The sublease agreement also expires on October 31, 2015. During the nine months ended September 30, 2015, $1.0 million in losses were recognized in general and administrative expense for the remaining rent and expected disposal costs associated with exiting the Company's former headquarters. No such losses were recognized for the three months ended September 30, 2015, or for the three and nine months ended September 30, 2014.

Lease expenses, including the losses and expenses recorded during the nine months ended September 30, 2015 which we do not expect to recur, were $0.5 million and $2.7 million for the three and nine months ended September 30, 2015, respectively, and are included in general and administrative expense. Such expenses were $0.3 million and $1.1 million for the three and nine months ended September 30, 2014, respectively. Lease expenses for the three and nine months ended September 30, 2015 were net of $0.1 million and $0.2 million of sublease income, respectively. No such income was recognized during the three or nine months ended September 30, 2014.

As of September 30, 2015 and December 31, 2014, the Company's liability for losses and contingencies was $0.2 million and $0.4 million, respectively.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The components of the income tax expense are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Current Provision:
Unincorporated and Other Business Taxes	$621	$703	$1,635	$2,312
Local Corporate Tax	—	—	—	—
State Corporate Tax	—	—	—	—
Federal Corporate Tax	—	—	—	—
Total Current Provision	$621	$703	$1,635	$2,312
Deferred Provision:
Unincorporated and Other Business Taxes	$(8)	$(2)	$41	$6
Local Corporate Tax	79	100	229	348
State Corporate Tax	45	213	139	713
Federal Corporate Tax	885	912	2,571	2,520
Total Deferred Provision	$1,001	$1,223	$2,980	$3,587
Change in Valuation Allowance	(874)	(2,439)	(2,213)	(5,605)
Net Adjustment Related to Change in Effective Tax Rate[1]	—	293	—	895
Total Income Tax Expense	$748	$(220)	$2,402	$1,189

1 During the three months ended September 30, 2014 and March 31, 2014, the Company recognized adjustments to the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with changes in the effective tax rate.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of September 30, 2015 and December 31, 2014, the Company had available for U.S. federal income tax reporting purposes, a net operating loss carryforward of $8.9 million and $9.5 million, respectively, which expires in varying amounts during the tax years 2027 through 2035.
As of September 30, 2015 and December 31, 2014, approximately $2.5 million and $1.6 million, respectively, of deductions for excess stock- and unit- based transactions were included in net operating losses. The $0.9 million of tax benefit associated with these deductions will be credited to Additional Paid-In Capital when such deductions reduce taxes payable. Although these net operating losses are included in the total carryforward amount, they are not reflected in the table of deferred tax assets as the excess tax benefits are not yet realized.
The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2011.  All tax years subsequent to, and including, 2011 are considered open and subject to examination by tax authorities. In 2013, the statute of limitations in New York City for the Company's 2009 and 2010 tax years were extended in connection with the amendment of prior year tax returns to change the methodology for state and local receipts.

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

As discussed in Note 6 — Shareholders' Equity, on July 27, 2015 and July 31, 2014, certain of the operating company's members exchanged an aggregate of 2,772,171 and 1,150,060 of their Class B units, respectively, for an equivalent number of shares of Company Class A common stock. The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754. Based on the exchange-date fair values of the Company's common stock and the tax basis of the operating company, these elections gave rise to $14.3 million and $6.0 million deferred tax assets and corresponding $12.2 million and $5.1 million liabilities to selling and converting shareholders on July 27, 2015 and July 31, 2014, respectively. The Company assessed the realizability of these deferred tax assets associated with the exchanges and determined that a portion of the benefits would go unutilized. Consequently, the Company established $11.0 million and $4.7 million valuation allowances, respectively, to reduce the deferred tax assets to amounts more likely than not to be realized. These deferred tax assets remain available to the Company and can be used in future years. The Company similarly reduced the associated liability to selling and converting shareholders by $9.4 million and $4.0 million, respectively, to reflect the changes in the estimated realization of these assets. As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

During the three and nine months ended September 30, 2015, after giving effect to the exchange discussed earlier, the Company’s valuation allowance was reduced by approximately $0.9 million and $2.2 million, respectively, due to revised estimates of future taxable income. These changes are reflected as a net adjustment to the Company's Section 754 deferred tax asset, valuation allowance, and other deferred tax assets. To reflect these changes in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $0.7 million and $1.6 million for the three and nine months ended September 30, 2015, respectively. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.

During the three and nine months ended September 30, 2014, after giving effect to the exchange discussed earlier, the Company’s valuation allowance was reduced by approximately $2.4 million and $5.6 million, respectively, due to revised estimates of future taxable income. Results for the nine months ended September 30, 2014 also reflects changes in the Company's expected future tax benefits due to a decrease in its effective rate. This decrease is reflected as an adjustment to the Company's Section 754 deferred tax asset, valuation allowance, and other deferred tax assets. To reflect these changes in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $1.8 million and $3.9 million for the three and nine months ended September 30, 2014, respectively. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.

As of September 30, 2015 and December 31, 2014, the net values of all deferred tax assets were approximately $17.1 million and $14.6 million, respectively.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax asset, net of valuation allowance, for the three and nine months ended September 30, 2015 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2014	$54,783	$4,074	$(44,239)	$14,618
Deferred Tax (Expense)/Benefit	(923)	(80)	—	(1,003)
Change in Valuation Allowance	—	—	366	366
Balance at March 31, 2015	$53,860	$3,994	$(43,873)	$13,981
Deferred Tax (Expense)/Benefit	(923)	(64)	—	(987)
Change in Valuation Allowance	—	—	973	973
Balance at June 30, 2015	$52,937	$3,930	$(42,900)	$13,967
Deferred Tax (Expense)/Benefit	(1,029)	26	—	(1,003)
Unit Exchange	14,304	—	(11,003)	3,301
Change in Valuation Allowance	—	—	874	874
Balance at September 30, 2015	$66,212	$3,956	$(53,029)	$17,139

The change in the Company’s deferred tax liability, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the three and nine months ended September 30, 2015, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2014	$(18)
Deferred Tax (Expense)/Benefit	11
Balance at March 31, 2015	$(7)
Deferred Tax (Expense)/Benefit	—
Balance at June 30, 2015	$(7)
Deferred Tax (Expense)/Benefit	2
Balance at September 30, 2015	$(5)

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax asset, net of valuation allowance, for the three and nine months ended September 30, 2014 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2013	$61,628	$4,657	$(53,973)	$12,312
Deferred Tax (Expense)/Benefit	(1,104)	(36)	—	(1,140)
Change in Valuation Allowance	—	—	767	767
Net Adjustment to Deferred Tax Asset	(6,608)	(351)	6,357	(602)
Balance at March 31, 2014	$53,916	$4,270	$(46,849)	$11,337
Deferred Tax (Expense)/Benefit	(965)	(266)	—	(1,231)
Change in Valuation Allowance	—	—	2,399	2,399
Balance at June 30, 2014	$52,951	$4,004	$(44,450)	$12,505
Deferred Tax (Expense)/Benefit	(961)	(268)	—	(1,229)
Unit Exchange	6,013	—	(4,741)	1,272
Net Adjustment to Deferred Tax Asset	(2,183)	(54)	1,944	(293)
Change in Valuation Allowance	—	—	2,439	2,439
Balance at September 30, 2014	$55,820	$3,682	$(44,808)	$14,694

The change in the Company’s deferred tax liability for the three and nine months ended September 30, 2014 is summarized as follows:

Total
(in thousands)

Balance at December 31, 2013	$(39)
Deferred Tax (Expense)/Benefit	5
Balance at March 31, 2014	$(34)
Deferred Tax (Expense)/Benefit	2
Balance at June 30, 2014	$(32)
Deferred Tax (Expense)/Benefit	6
Balance at September 30, 2014	$(26)

Note 13—Subsequent Events

On October 20, 2015, the Company declared a quarterly dividend of $0.03 per share of its Class A common stock that will be paid on November 25, 2015 to holders of record on November 12, 2015.

No other subsequent events necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a public-equity investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At September 30, 2015, our assets under management, or AUM, was $25.5 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser to certain Pzena SEC-registered mutual funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of September 30, 2015, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 23.2% and 76.8%, respectively, of the economic interests in the operations of our business.

As of September 30, 2015, holders of Class B units of our operating company included our five named executive officers and their estate planning vehicles, who collectively held approximately 55.4% of the economic interest in our operating company. As of September 30, 2015, 33 other employee members held approximately 3.8%, and certain other members of our operating company, including one of our directors and his related entities, and certain former employees, collectively held 17.6% of the economic interests in our operating company through ownership of Class B units.

Non-GAAP Net Income

Our results for the three and nine months ended September 30, 2015 and 2014 include recurring adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent unit conversions, as well as our tax receivable agreement and the associated liability to our selling and converting shareholders, in addition to adjustments related to certain non-recurring charges recognized in operating expenses during the nine months ended September 30, 2015.  We believe that these accounting adjustments add a measure of non-operational complexity, which partially obscures the underlying performance of our business.  In evaluating our financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $1.8 million and $0.12, respectively, for the three months ended September 30, 2015, and $1.7 million and $0.13, respectively, for the three months ended September 30, 2014. During the three months ended September 30, 2015 and 2014, the calculations of non-GAAP diluted earnings per share resulted in increases in earnings per share. Therefore, diluted net income and diluted earnings per share were assumed to be equal to basic net income and basic earnings per share for the periods. Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $26.2 million and $0.38, respectively, for the nine months ended September 30, 2015, and $25.5 million and $0.37, respectively, for the nine months ended September 30, 2014.  GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our effective tax rate, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, the adjustments related to the non-recurring charges recognized in operating expenses, and other adjustments.  Our effective tax rate, exclusive of these adjustments, was 37.1% and 37.2% for the three and nine months ended September 30, 2015, respectively, and 40.9% and 42.2% for the three and nine months ended September 30, 2014.  See “Operating Results - Income Tax Expense” below.

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

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
GAAP Net Income	$1,922	$2,059	$5,466	$5,631
Net Effect of Tax Receivable Agreement	(123)	(322)	(293)	(741)
Net Effect of Non-Recurring Lease Expenses	—	—	183	—
Non-GAAP Net Income	$1,799	$1,737	$5,356	$4,890

GAAP Net Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	$11,139	$12,593	$31,703	$35,599
Effect of Non-Recurring Lease Expenses	—	—	1,475	—
Non-GAAP Net Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	11,139	12,593	33,178	35,599
Less: Assumed Corporate Income Taxes	4,129	5,149	12,326	15,037
Assumed After-Tax Income of Pzena Investment Management, LLC	7,010	7,444	20,852	20,562
Non-GAAP Net Income of Pzena Investment Management, Inc.	1,799	1,737	5,356	4,890
Non-GAAP Diluted Net Income	$8,809	$9,181	$26,208	$25,452
Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share[1]	$1,799	$1,737	$26,208	$25,452
Non-GAAP Diluted Earnings Per Share[1]	$0.12	$0.13	$0.38	$0.37
Non-GAAP Diluted Weighted-Average Shares Outstanding[1]	14,585,650	12,965,606	68,136,888	67,879,923

1 During the three months ended September 30, 2015 and 2014, the calculations of non-GAAP diluted earnings per share resulted in increases in earnings per share. Therefore, diluted net income and diluted earnings per share are assumed to be equal to basic earnings per share for the periods.

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

The advisory fees we earn on institutional accounts are generally based on the average of the monthly market value of our AUM during the quarter or on the value of our AUM at a specific date on a quarterly basis, either in arrears or in advance.  Advisory fees with respect to our retail accounts, are calculated based on the average of the monthly or daily market value.  Advisory fees are also generally adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio.  While a specific group of accounts may use the same fee rate, the method used to calculate the fee according to the fee rate schedule may differ as described above.

Our advisory fees may fluctuate based on a number of factors, including the following:

•	changes in AUM due to appreciation or depreciation of our investment portfolios, and the levels of the contribution and withdrawal of assets by new and existing clients;

•	distribution of AUM among our investment strategies, which have differing fee schedules;

•	distribution of AUM between institutional accounts, and retail accounts for which we generally earn lower overall advisory fees; and

•	the level of our performance with respect to accounts on which we are paid performance fees.

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

 Non-Controlling Interests

Our operating company consolidates the results of operations of the private investment partnerships and Pzena-branded mutual funds over which we exercise a controlling influence.  We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ interests in our operating company, we have reflected their membership interests as non-controlling interests in our consolidated financial statements.  As a result, our income is primarily generated by our economic interest in our operating company’s net income.  As of September 30, 2015, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 23.2% and 76.8%, respectively, of the economic interests in the operations of the business.

Operating Results

Assets Under Management and Flows

As of September 30, 2015, our AUM of approximately $25.5 billion was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The assets under management and performance of our largest investment strategies as of September 30, 2015 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of September 30, 2015 and 2014:

	AUM at September 30,
Investment Strategy	2015	2014
	(in billions)
U.S. Strategies
Large Cap Expanded Value	$4.9	$5.4
Large Cap Focused Value	4.3	5.9
Focused Value	1.5	1.8
Mid Cap Expanded Value	1.2	1.1
Small Cap Focused Value	1.1	1.2
Mid Cap Focused Value	0.5	0.5
Other U.S. Strategies	0.5	0.5
Total U.S. Value Strategies	14.0	16.4

Global and Non-U.S. Strategies
Global Focused Value	3.1	4.2
International (ex-US) Expanded Value	3.0	2.3
Emerging Markets Focused Value	1.7	1.1
Global Expanded Value	1.4	1.2
European Focused Value	1.1	0.8
International (ex-US) Focused Value	0.9	0.3
Other Non-U.S. Strategies	0.3	0.1
Total Global and Non-U.S. Value Strategies	11.5	10.0
Total	$25.5	$26.4

	AUM at September 30,
Account Domicile	2015	2014
	(in billions)
U.S.	$18.4	$18.4
Non-U.S.	7.1	8.0
Total	$25.5	$26.4

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to September 30, 2015, and in the five-year, three-year, and one-year periods ended September 30, 2015, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy:

	Period Ended September 30, 2015[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Expanded Value (July 2012)
Annualized Gross Returns	14.5%	N/A	13.6%	(5.3)%
Annualized Net Returns	14.3%	N/A	13.4%	(5.5)%
Russell 1000® Value Index	12.8%	N/A	11.6%	(4.4)%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	6.2%	11.1%	13.2%	(6.3)%

Annualized Net Returns	5.7%	10.7%	12.8%	(6.7)%
Russell 1000® Value Index	5.7%	12.3%	11.6%	(4.4)%
Global Focused Value (January 2004)
Annualized Gross Returns	4.4%	7.6%	10.7%	(10.3)%
Annualized Net Returns	3.7%	6.9%	10.1%	(10.9)%
MSCI® World Index—Net/U.S.$[2]	5.8%	8.3%	8.6%	(5.1)%
International (ex-U.S) Expanded Value (November 2008)
Annualized Gross Returns	10.9%	5.9%	8.0%	(11.1)%
Annualized Net Returns	10.6%	5.6%	7.7%	(11.3)%
MSCI® EAFE Index—Net/U.S.$[2]	7.3%	4.0%	5.6%	(8.7)%
Focused Value (January 1996)
Annualized Gross Returns	10.3%	12.3%	14.0%	(5.8)%
Annualized Net Returns	9.5%	11.6%	13.2%	(6.6)%
Russell 1000® Value Index	5.7%	12.3%	11.6%	(4.4)%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	(1.0)%	(2.5)%	(3.2)%	(24.7)%
Annualized Net Returns	(1.9)%	(3.1)%	(3.9)%	(25.3)%
MSCI® Emerging Markets Index—Net/U.S.$[2]	(3.3)%	(3.6)%	(5.3)%	(19.3)%
Global Expanded Value (January 2010)
Annualized Gross Returns	7.5%	8.0%	10.3%	(8.8)%
Annualized Net Returns	7.2%	7.6%	10.0%	(9.1)%
MSCI® World Index—Net/U.S.$[2]	7.6%	8.3%	8.6%	(5.1)%
Mid Cap Expanded Value (April 2014)
Annualized Gross Returns	(0.8)%	N/A	N/A	(1.1)%
Annualized Net Returns	(1.1)%	N/A	N/A	(1.4)%
Russell Mid Cap® Value Index	0.5%	N/A	N/A	(2.1)%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	13.6%	14.3%	15.3%	4.3%
Annualized Net Returns	12.4%	13.1%	14.2%	3.2%
Russell 2000® Value Index	9.2%	10.2%	9.2%	(1.6)%
European Focused Value (August 2008)
Annualized Gross Returns	4.3%	6.2%	9.0%	(10.2)%
Annualized Net Returns	3.9%	5.8%	8.6%	(10.5)%
MSCI® Europe Index—Net/U.S.$[2]	0.7%	4.3%	6.0%	(9.3)%
International (ex-U.S) Focused Value (January 2004)
Annualized Gross Returns	5.6%	6.0%	8.3%	(10.7)%
Annualized Net Returns	4.7%	5.3%	7.6%	(11.2)%
MSCI® EAFE Index—Net/U.S.$2	4.9%	4.0%	5.6%	(8.7)%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	12.5%	15.1%	15.2%	(1.6)%
Annualized Net Returns	11.7%	14.3%	14.4%	(2.2)%
Russell Mid Cap® Value Index	10.1%	13.2%	13.7%	(2.1)%
1 The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.
2 Net of applicable withholding taxes and presented in U.S. Dollars.

Large Cap Expanded Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At September 30, 2015, the Large Cap Expanded Value strategy generated a one-year annualized gross return of (5.3)%, underperforming its benchmark. The underperformance was driven primarily by stock selection in the financial services and consumer discretionary sectors.
Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At September 30, 2015, the Large Cap Focused Value strategy generated a one-year annualized gross return of (6.3)%, underperforming its benchmark. The underperformance was driven primarily by stock selection in the financial services and consumer discretionary sectors.
Global Focused Value.  This strategy reflects a portfolio composed of approximately 40-60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At September 30, 2015, the Global Focused Value strategy generated a one-year annualized gross return of (10.3)%, underperforming its benchmark. This underperformance was driven by our stock selection in the industrials, consumer discretionary, and information technology sectors, partially offset by our stock selection in the financial services and telecommunications sectors.
International (ex-U.S.) Expanded Value.  This strategy reflects a portfolio composed of approximately 60-80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At September 30, 2015, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of (11.1)%, underperforming its benchmark. This underperformance was primarily driven by our stock selection in the industrials and consumer discretionary sectors and overweight position in the energy sector, partially offset by the relative outperformance of certain stocks in the financial services and telecommunications sectors.
Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At September 30, 2015, the Focused Value strategy generated a one-year annualized gross return of (5.8)%, underperforming its benchmark. The main contributors to this underperformance include certain positions in the consumer discretionary, producer durables, and financial services sectors.
Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At September 30, 2015, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of (24.7)%, underperforming its benchmark. The main contributors to this underperformance include our stock selection and overweight positions in the industrials and energy sectors as well as certain positions in the materials sectors. This relative underperformance was partially offset by the outperformance of certain holdings in the utilities and information technology sectors.

Global Expanded Value.  This strategy reflects a portfolio composed of approximately 60-95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At September 30, 2015, the Global Expanded Value strategy generated a one-year annualized gross return of (8.8)%, underperforming its benchmark. This underperformance was primarily driven by our stock selection in the industrials, consumer discretionary, and technology sectors, partially offset by the relative outperformance of certain positions in the financial services and telecommunications sectors.
Mid Cap Expanded Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in April 2014. At September 30, 2015, the Mid Cap Expanded Value strategy generated a since inception gross return of (1.1)%, outperforming its benchmark. This relative performance was driven by the outperformance of certain positions in the materials, technology, and financial services sectors, partially offset by our stock selection in the consumer discretionary sector.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At September 30, 2015, the Small Cap Focused Value strategy generated a one-year annualized gross return of 4.3%, outperforming its benchmark. The main contributors to this outperformance were a lack of exposure to the energy sector and certain positions in the financial services, materials, and technology sectors.

European Focused Value. This strategy reflects a portfolio composed of approximately 40-50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At September 30, 2015, the European Focused Value strategy generated a one-year annualized gross return of (10.2)%, underperforming its benchmark. This underperformance was driven primarily by our overweight position in the energy sector and stock selection and overweight position in the industrials sector, partially offset by our stock selection in the financial services sector.

International (ex-U.S.) Focused Value. This strategy reflects a portfolio composed of approximately 30-50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.
This strategy was launched in January 2004. At September 30, 2015, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of (10.7)%, underperforming its benchmark. This underperformance was primarily our stock selection in the industrials and consumer discretionary sectors and overweight position in the energy sector, partially offset by our stock selection in the financial services sector.

Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201th to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At September 30, 2015, the Mid Cap Focused Value strategy generated a one-year annualized gross return of (1.6)%, relatively flat compared to its benchmark. This relative performance was driven by the relative outperformance of certain positions in the materials and technology sectors, offset by our stock selection in the consumer discretionary and energy sectors.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional and retail accounts for the three and nine months ended September 30, 2015 and 2014 is described below.  Inflows are composed of the investment of new or additional assets by new or existing clients.  Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Institutional Accounts
Assets
Beginning of Period	$15.9	$15.1	$15.6	$15.4
Inflows	1.5	0.4	2.9	1.3
Outflows	(0.6)	(0.8)	(2.1)	(2.7)
Net Flows	0.9	(0.4)	0.8	(1.4)
Market Appreciation/(Depreciation)	(1.9)	(0.4)	(1.5)	0.3
End of Period	$14.9	$14.3	$14.9	$14.3

Retail Accounts
Assets
Beginning of Period	$12.1	$11.9	$12.1	$9.6
Inflows	0.2	0.8	0.9	3.0
Outflows	(0.3)	(0.5)	(1.3)	(1.0)
Net Flows	(0.1)	0.3	(0.4)	2.0
Market Appreciation/(Depreciation)	(1.4)	(0.1)	(1.1)	0.5
End of Period	$10.6	$12.1	$10.6	$12.1

Total
Assets
Beginning of Period	$28.0	$27.0	$27.7	$25.0
Inflows	1.7	1.2	3.8	4.3
Outflows	(0.9)	(1.3)	(3.4)	(3.7)
Net Flows	0.8	(0.1)	0.4	0.6
Market Appreciation/(Depreciation)	(3.3)	(0.5)	(2.6)	0.8
End of Period	$25.5	$26.4	$25.5	$26.4

Three Months Ended September 30, 2015 versus September 30, 2014

At September 30, 2015, we managed $14.9 billion in institutional accounts and $10.6 billion in retail accounts, for a total of $25.5 billion in assets.  For the three months ended September 30, 2015, we experienced market depreciation of $3.3 billion and total gross outflows of $0.9 billion, partially offset by total gross inflows of $1.7 billion.  Assets in institutional accounts decreased by $1.0 billion, or 6.3%, from $15.9 billion at June 30, 2015 due to $1.9 billion in market depreciation and $0.6 billion in gross outflows, partially offset by $1.5 billion in gross inflows. Assets in retail accounts decreased by $1.5 billion, or 12.4%, from $12.1 billion at June 30, 2015 due to $1.4 billion in market depreciation and $0.3 billion in gross outflows, partially offset by $0.2 billion in gross inflows.

At September 30, 2014, we managed $14.3 billion in institutional accounts and $12.1 billion in retail accounts, for a total of $26.4 billion in assets. For the three months ended September 30, 2014, we experienced total gross outflows of $1.3 billion and market depreciation of $0.5 billion, partially offset by total gross inflows of $1.2 billion. For the three months ended September 30, 2014, assets in institutional accounts decreased by $0.8 billion, or 5.3%, due to $0.8 billion in gross outflows and $0.4 billion in market depreciation, partially offset by $0.4 billion in gross inflows. For the three months ended September 30, 2014, assets in retail accounts increased by $0.2 billion, or 1.7%, as a result of $0.8 billion in gross inflows partially offset by $0.5 billion in gross outflows and $0.1 billion in market depreciation.

Nine Months Ended September 30, 2015 versus September 30, 2014

For the nine months ended September 30, 2015, we experienced total gross outflows of $3.4 billion and market depreciation of $2.6 billion, which were partially offset by total gross inflows of $3.8 billion.  Assets in institutional accounts decreased by $0.7 billion, or 4.5%, from $15.6 billion at December 31, 2014 due to $2.1 billion in total gross outflows and $1.5 billion in market depreciation, partially offset by $2.9 billion in gross inflows. Assets in retail accounts decreased by $1.5 billion, or 12.4%, due to $1.3 billion in gross outflows and $1.1 billion in market depreciation, partially offset by $0.9 billion in gross inflows.

For the nine months ended September 30, 2014, we experienced gross inflows of $4.3 billion and market appreciation of $0.8 billion, which were partially offset by $3.7 billion in gross outflows. For the nine months ended September 30, 2014, assets in institutional accounts decreased by $1.1 billion, or 7.1%, from $15.4 billion at December 31, 2013 due to $2.7 billion in gross outflows, partially offset by $1.3 billion in gross inflows and $0.3 billion in market appreciation. For the nine months ended September 30, 2014, assets in retail accounts increased $2.5 billion, or 26.0%, from $9.6 billion at December 31, 2013 due to $3.0 billion in gross inflows and $0.5 billion in market appreciation, partially offset by $1.0 billion in gross outflows.

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

Revenues

Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three and nine months ended September 30, 2015 and 2014 is described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue	2015	2014	2015	2014
	(in thousands)
Institutional Accounts	$23,233	$21,431	$65,694	$62,233
Retail Accounts	7,539	8,174	23,241	21,718
Total	$30,772	$29,605	$88,935	$83,951

Three Months Ended September 30, 2015 versus September 30, 2014

Our total revenue increased by $1.2 million, or 3.9%, to $30.8 million for the three months ended September 30, 2015, from $29.6 million for the three months ended September 30, 2014.  This change was driven primarily by an increase in performance fees recognized during the three months ended September 30, 2015.  We recognized approximately $3.2 million and $2.1 million in performance fee income during the three months ended September 30, 2015 and 2014, respectively.

Our weighted average fees were 0.454% and 0.442% for the three months ended September 30, 2015 and 2014, respectively.

Average assets in institutional accounts increased $0.9 billion to $15.6 billion for the three months ended September 30, 2015, from $14.7 billion for the three months ended September 30, 2014, and had weighted average fees of 0.596% and 0.582% for the three months ended September 30, 2015 and 2014, respectively.  The increase in weighted average fee rates primarily reflects a the increase in performance fees recognized during the three months ended September 30, 2015, partially offset by a shift in mix towards our expanded value strategies that generally carry lower fee rates.

Average assets in retail accounts decreased $0.6 billion to $11.5 billion for the three months ended September 30, 2015, from $12.1 billion for the three months ended September 30, 2014, and had weighted average fees of 0.262% and 0.271% for the three months ended September 30, 2015 and 2014, respectively.  The decrease in retail weighted average fee rates primarily reflects a shift in mix toward our expanded value strategies, which generally carry lower fee rates.

Nine Months Ended September 30, 2015 versus September 30, 2014

Our total revenue increased by $5.0 million, or 5.9%, to $88.9 million for the nine months ended September 30, 2015 from $84.0 million for the nine months ended September 30, 2014.  This change was driven primarily by an increase in our average AUM and an increase in performance fees recognized during the nine months ended September 30, 2015.  Total average AUM increased 6.5% to $27.6 billion from $25.9 billion for the nine months ended September 30, 2015 and 2014, respectively.  We recognized approximately $3.9 million and $2.6 million in performance fee income during the nine months ended September 30, 2015 and 2014, respectively.

Our weighted average fees were 0.430% and 0.433% for the nine months ended September 30, 2015 and 2014, respectively.

Average assets in institutional accounts increased $0.8 billion to $15.7 billion for the nine months ended September 30, 2015, from $14.9 billion for the nine months ended September 30, 2014, and had weighted average fees of 0.557% for each of the nine months ended September 30, 2015 and 2014, respectively.  The flat weighted average fee rate reflects the increase in performance fees recognized during the nine months ended September 30, 2015, offset by the shift in mix toward our expanded value strategies, which generally carry lower fee rates.

Average assets in retail accounts increased $0.9 billion to $11.9 billion for the nine months ended September 30, 2015, from $11.0 billion for the nine months ended September 30, 2014, and had weighted average fees of 0.261% and 0.264% for the nine months ended September 30, 2015 and 2014, respectively. The slight decrease in retail weighted average fees reflects a shift in mix toward our expanded value strategies, which generally carry lower fee rates.

Expenses

Our operating expenses are driven primarily by our compensation and benefits costs.  The table below describes the components of our operating expenses for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cash Compensation and Other Benefits	$10,345	$9,323	$31,181	$26,616
Other Non-Cash Compensation	1,300	1,299	4,334	3,955
Total Compensation and Benefits Expense	11,645	10,622	35,515	30,571
General and Administrative Expense	2,896	2,351	10,989	7,176
Total Operating Expenses	$14,541	$12,973	$46,504	$37,747

Three Months Ended September 30, 2015 versus September 30, 2014

Total operating expenses increased by $1.6 million, or 12.1%, to $14.5 million for the three months ended September 30, 2015, from $13.0 million for the three months ended September 30, 2014.  This increase was attributable to increases in both our compensation and benefits expenses and general and administrative expenses.

Compensation and benefits expense increased by approximately $1.0 million, or 9.6%, to $11.6 million for the three months ended September 30, 2015, from $10.6 million for the three months ended September 30, 2014.  This increase was primarily attributable to a $1.0 million increase in cash compensation due to an increase in compensation and headcount during 2015.

General and administrative expense increased by $0.5 million, or 23.2%, to $2.9 million for the three months ended September 30, 2015 from $2.4 million for the three months ended September 30, 2014. This increase primarily reflects an increase in costs incurred in connection with new business initiatives and other operational expenses.

Nine Months Ended September 30, 2015 versus September 30, 2014

Total operating expenses increased by $8.8 million, or 23.2%, to $46.5 million for the nine months ended September 30, 2015, from $37.7 million for the nine months ended September 30, 2014.  This increase was attributable to increases in both our compensation and general and administrative expenses.

Compensation and benefits expense increased by approximately $4.9 million, or 16.2%, to $35.5 million for the nine months ended September 30, 2015, from $30.6 million for the nine months ended September 30, 2014.  This increase was attributable to a $4.6 million increase in cash compensation primarily due to an increase in salary, headcount, and discretionary bonus amounts during 2015.  The increase also reflects a $0.4 million increase in other non-cash compensation due to amortization associated with previously issued awards.  We would expect non-cash compensation expense in subsequent periods to depend on the size and composition of awards granted under our equity incentive plans.

General and administrative expense increased by $3.8 million for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. During 2014, we entered into an operating lease agreement for our new corporate headquarters. The term of the lease commenced in October 2014 and we moved to our new corporate headquarters during the second quarter of 2015. General and administrative expense for the nine months ended September 30, 2015 includes $1.8 million in losses and expenses we do not expect to recur, associated with the exit from, and retirement of certain assets at our former corporate headquarters. Excluding the impact of these non-recurring expenses, general and administrative expenses increased by approximately $2.0 million, or 27.6%. This increase reflects an increase in costs incurred in connection with new business initiatives and other operational expenses.

Other Expense

Three Months Ended September 30, 2015 versus September 30, 2014

Other Expense was $5.0 million for the three months ended September 30, 2015, and consisted primarily of $4.4 million in losses and other investment income from investments and $0.7 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.2 million in dividend income. Other Expense was $2.3 million for the three months ended September 30, 2014, and consisted primarily of $1.8 million of expense related to adjustments to our liability to our selling and converting shareholders and $0.4 million in losses and other investment income from investments, partially offset by $0.1 million in dividend income.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Nine Months Ended September 30, 2015 versus September 30, 2014

Other Expense was $5.2 million for the nine months ended September 30, 2015, and consisted primarily of $3.9 million in losses and other investment income from investments, $1.6 million in expense related to adjustments to our liability to our selling and converting shareholders, and $0.3 million in other expense, partially offset by $0.6 million in dividend income. Other Expense was $3.8 million for the nine months ended September 30, 2014, and consisted primarily of $3.9 million of expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.2 million in dividend income and $0.1 million in gains and other investment income from investments.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Income Tax Expense/ (Benefit)

Our results for the three and nine months ended September 30, 2015 and 2014 included the effects of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and the adjustments related to non-recurring lease expenses discussed in "Expenses" above.  Our effective corporate tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, and non-recurring lease expenses recognized in operating expense, was 34.7% and 34.1% for the three and nine months ended September 30, 2015, respectively, and 41.4% and 42.1% for the three and nine months ended September 30, 2014, respectively.

Non-GAAP income before corporate income taxes used to calculate our income before income taxes is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Income Before Income Taxes	$11,204	$14,283	$37,276	$42,400
Non-Recurring Lease Expenses	—	—	1,834	—
Change in Liability to Selling and Converting Shareholders	697	1,824	1,614	3,947
Unincorporated and Other Business Taxes	(612)	(701)	(1,718)	(2,318)
Outside Interests of Investment Partnerships	2,605	—	2,295	—
Net Income Attributable to Non-Controlling Interests	(11,139)	(12,444)	(33,178)	(35,580)
Non-GAAP Income Before Corporate Taxes	$2,755	$2,962	$8,123	$8,449
Unincorporated and Other Business Taxes	612	701	1,675	2,318
Add back: Effect of Non-Recurring Lease Expenses	—	—	43	—
Non-GAAP Unincorporated Business Tax	$612	$701	$1,718	$2,318
Net Income Attributable to Non-Controlling Interest	11,139	12,444	31,703	35,580
Add back: Effect of Non-Recurring Lease Expenses	—	—	1,475	—
Non-GAAP Net Income Attributable to Non-Controlling Interests	$11,139	$12,444	$33,178	$35,580

Our non-GAAP effective corporate tax rate, which is exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was determined as follows:

	For the Three Months Ended September 30,
	2015		2014
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$937	34.0%	$1,007	34.0%
State and Local Taxes, Net of Federal Benefit	85	3.1%	204	6.9%
Other Adjustments	(66)	(2.4)%	14	0.5%
Non-GAAP Effective Taxes	$956	34.7%	$1,225	41.4%

	For the Nine Months Ended September 30,
	2015		2014
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$2,761	34.0%	$2,872	34.0%
State and Local Taxes, Net of Federal Benefit	256	3.2%	693	8.2%
Other Adjustments	(250)	(3.1)%	(6)	(0.1)%
Non-GAAP Effective Taxes	$2,767	34.1%	$3,559	42.1%

Three Months Ended September 30, 2015 versus September 30, 2014

Income Tax Expense/ (Benefit) was an expense of $0.7 million for the three months ended September 30, 2015 and a benefit of $0.2 million for the three months ended September 30, 2014.  Income Tax Expense/ (Benefit) for the three months ended September 30, 2015 and 2014 included $0.9 million and $2.4 million of benefit, respectively, associated with decreases to the valuation allowance recorded against our deferred tax asset.  The three months ended September 30, 2014 also included a $0.3 million expense reflecting a net adjustment to the deferred tax asset and valuation allowance associated with the decrease in our effective tax rate during 2014. The remaining income tax expense for the three months ended September 30, 2015 consisted of $0.6 million in operating company unincorporated and other business taxes and $1.0 million of corporate income taxes.   The remaining income tax expense for the three months ended September 30, 2014, consisted of $0.7 million of operating company unincorporated and other business taxes and $1.2 million of corporate income taxes.  A comparison of the GAAP effective tax rates for the three months ended September 30, 2015 and 2014 is not meaningful due to the valuation allowance adjustments.

Nine Months Ended September 30, 2015 versus September 30, 2014

Income Tax Expense/ (Benefit) were expenses of $2.4 million for the nine months ended September 30, 2015 and $1.2 million for the nine months ended September 30, 2014.  Income Tax Expense/ (Benefit) for the nine months ended September 30, 2015 and 2014 included $2.2 million and $5.6 million of benefit, respectively, associated with decreases to the valuation allowance recorded against our deferred tax asset.  The nine months ended September 30, 2014 also included a $0.9 million expense driven by a reduction in expected future tax benefits associated with the reduction in our expected future effective tax rate. The remaining income tax expense for the nine months ended September 30, 2015 consisted of $1.7 million in operating company unincorporated and other business taxes and $2.8 million of corporate income taxes.   The remaining income tax expense for the nine months ended September 30, 2014, consisted of $2.3 million of operating company unincorporated and other business taxes and $3.6 million of corporate income taxes.  A comparison of the GAAP effective tax rates for the nine months ended September 30, 2015 and 2014 is not meaningful due to the valuation allowance adjustments.

Net Income Attributable to Non-Controlling Interests

Three Months Ended September 30, 2015 versus September 30, 2014

Net income attributable to non-controlling interests was $8.5 million for the three months ended September 30, 2015, and consisted of $11.1 million associated with our employees’ and outside investors’ approximately 77.9% weighted average interest in the income of the operating company, partially offset by approximately $2.6 million in losses associated with with the non-controlling interest in the losses of our consolidated entities.  Net income attributable to non-controlling interests was $12.4 million for the three months ended September 30, 2014, and consisted of $12.6 million associated with our employees’ and outside investors’ approximately 80.1% weighted average interest in the income of the operating company, partially offset by $0.1 million in losses associated with the non-controlling interest in the losses of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the losses and other investment income of our consolidated entities for the three months ended September 30, 2015. The change in net income attributable to non-controlling interests also reflects the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

Nine Months Ended September 30, 2015 versus September 30, 2014

Net income attributable to non-controlling interests was $29.4 million for the nine months ended September 30, 2015, and consisted of $31.7 million associated with our employees’ and outside investors’ approximately 79.5% weighted average interest in the income of the operating company, and approximately $2.3 million in losses associated with with the non-controlling interest in the losses of our consolidated entities.  Net income attributable to non-controlling interests was $35.6 million for the nine months ended September 30, 2014, and consisted of $35.6 million associated with our employees’ and outside investors’ approximately 80.9% weighted average interest in the income of the operating company.  The change in net income attributable to non-controlling interests primarily primarily reflects the losses and other investment income of our consolidated entities for the nine months ended September 30, 2015. The change in net income attributable to non-controlling interests also reflects the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

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

At September 30, 2015, cash and cash equivalents was $33.6 million, inclusive of $3.5 million in cash held by our consolidated subsidiaries.  Advisory fees receivable was $24.6 million. To satisfy our obligations under our deferred compensation program, we had approximately $8.1 million in investments in consolidated subsidiaries, equity securities and investments in firm-sponsored investment vehicles.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended September 30, 2015, our average AUM and revenues increased by 1.1% and 3.9%, respectively, compared to our average AUM and revenues for the three months ended September 30, 2014.

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

We anticipate that tax allocations and dividend equivalent payments to the members of our operating company, which consist of certain of our employees, unaffiliated persons, former employees, and us, will continue to be a material financing activity.  Cash distributions to operating company members for partnership tax allocations would increase should the taxable income of the operating company increase.  Dividend equivalent payments will depend on our dividend policy and the discretion of our Board of Directors, as discussed below.

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

Tax Receivable Agreement

Our purchase of membership units of our operating company concurrent with our initial public offering, and the subsequent and future exchanges by holders of Class B units of our operating company for shares of our Class A common stock (pursuant to the exchange rights provided for in the operating company’s operating agreement), has resulted in, and is expected to continue to result in, increases in our share of the tax basis of the tangible and intangible assets of our operating company, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions have reduced, and are expected to continue to reduce, the amount of cash taxes that we would otherwise be required to pay in the future. We entered into a tax receivable agreement with the current members of our operating company, the one member of our operating company immediately prior to our initial public offering who sold all membership units to us in connection with our initial public offering and any future holders of Class B units. This tax receivable agreement requires us to pay these members 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as described in the tax receivable agreement) as a result of the increases in tax basis described above and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Cash Flows

 Three Months Ended September 30, 2015 versus September 30, 2014

Cash and cash equivalents increased $9.2 million to $33.6 million during the three months ended September 30, 2015 compared to a $11.2 million increase in cash and cash equivalents to $37.2 million during the three months ended September 30, 2014.  Net cash provided by operating activities decreased $0.7 million in the three months ended September 30, 2015 to $21.4 million from $22.1 million in the three months ended September 30, 2014.  The decrease was primarily due to changes in operating assets and liabilities, and working capital.

Net cash used in investing activities increased $0.6 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  The increase was primarily due to a $0.4 million increase in purchases of property and equipment during the three months ended September 30, 2015 associated with our new corporate headquarters, and a $0.1 million increase in net purchase of investments during the three months ended September 30, 2015.

Net cash used in financing activities increased $0.8 million for the three months ended September 30, 2015 to $11.4 million from $10.6 million for the three months ended September 30, 2014.  This increase is primarily due to a $2.2 million increase in the repurchase and retirement of Class A common stock and Class B units during the three months ended September 30, 2015, partially offset by a $1.1 million decrease in net distributions to non-controlling interests, and $0.4 million in units sold under our equity incentive plan during the three months ended September 30, 2015.

 Nine Months Ended September 30, 2015 versus September 30, 2014

Cash and cash equivalents decreased $5.5 million to $33.6 million during the nine months ended September 30, 2015 compared to a $3.4 million increase in cash and cash equivalents to $37.2 million during the nine months ended September 30, 2014.  Net cash provided by operating activities increased $4.8 million in the nine months ended September 30, 2015 to $50.7 million from $46.0 million in the nine months ended September 30, 2014.  The increase was primarily due to changes in operating assets and liabilities, and working capital.

Net cash used in investing activities increased $5.9 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  The increase was primarily due to a $5.8 million increase in purchases of property and equipment during the nine months ended September 30, 2015 associated with our new corporate headquarters and $0.2 million in loans made to related parties, partially offset by a $0.1 million increase in net proceeds from the sale and purchase of investments during the nine months ended September 30, 2015.

Net cash used in financing activities increased $7.8 million for the nine months ended September 30, 2015 to $49.9 million from $42.1 million for the nine months ended September 30, 2014.  This increase is primarily due to a $3.3 million increase in net distributions to non-controlling interests, a $5.2 million increase in the repurchase and retirement of Class A common stock and Class B units, and a $1.1 million increase in dividend payments during the nine months ended September 30, 2015. This increase was partially offset by $1.7 million in cash received for the exercise of options to purchase Class B units and $0.4 million in units sold under our equity incentive plan during the nine months ended September 30, 2015.

Contractual Obligations

The lease for our former corporate headquarters expires in October 2015. We entered into a new 11-year lease agreement in June 2014, the term of which commenced in October 2014. Annual minimum rent during the term is approximately $2.0 million. In April 2015, we entered into a five-year sublease agreement, which is cancelable after the the third anniversary of the May 1, 2015 commencement date of the agreement. The sublease income reduces annual minimum lease payments during its term by $0.4 million per year.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

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

We believe that the accounting estimate related to the $53.0 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we are not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

Tax benefits related to stock option windfall deductions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. We will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-in Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. During the three and nine months ended September 30, 2015 we had approximately $0.1 million and $0.3 million, respectively, in tax benefits associated with stock- and unit-based awards that we were not able to recognize. This amount is reflected as an unrecognized tax benefit and is not included in the balance of our deferred tax asset. Less than $0.1 million of such benefits occurred in the three and nine months ended September 30, 2014.

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

Our revenue for the three and nine months ended September 30, 2015 and 2014 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

We are also subject to market risk due to a decline in the value of the our holdings and the holdings of our consolidated subsidiaries, which, as of September 30, 2015, consist primarily of marketable securities, investments in equity method investees, and securities sold short.  At September 30, 2015, the value of our assets subject to market risk was $28.4 million.  At September 30, 2015, the value of our liabilities subject to market risk was $2.3 million. Assuming a 10% increase or decrease, the fair value of assets and liabilities would have increased or decreased by $2.8 million and $0.2 million, respectively, at September 30, 2015.

Interest Rate Risk

Since the Company does not have any debt that bears interest at a variable rate, it did not have any direct exposure to interest rate risk at September 30, 2015.

Item 4.   Controls and Procedures.

During the course of its review of our consolidated financial statements as of September 30, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three or nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Option Exercises

During the three months ended September 30, 2015, the exercise of 57,909 options by certain members of our operating company to acquire Class B units of our operating company resulted in the issuance of 27,425 Class B units and the corresponding number of shares of Class B common stock after the redemption of 30,484 Class B units for the cashless exercise of the options.

These issuances did not involve any public offering, general advertising or general solicitation. The certificates representing the securities bear a restrictive legend. The securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended September 30, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
				(in millions)
July 1, 2015 through July 31, 2015	908	$10.74	908	$14.4
August 1, 2015 through August 31, 2015	111,619	9.89	111,619	13.3
September 1, 2015 through September 30, 2015	180,235	8.70	180,235	11.8
Total	292,762	$9.16	292,762	$11.8

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

2 The dollar amount in the column entitled "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs," reflects the remainder of the program and also reflects the repurchase of 13,094 of the operating company's Class B units during July 2015 for an average price of $11.19. Class B units are repurchased at fair value determined by reference to our Class A common stock on the date of transaction since Class B units are exchangeable for share of our Class A common stock on a one-for-one basis.

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
101
Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:November 5, 2015

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ GARY J. BACHMAN
	Name:	Gary J. Bachman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)