Form 10-K
period 2015-12-31
Pzena Investment Management, Inc.
filed 2016-03-14
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of its most recently completed second fiscal quarter, was approximately $135.4 million based on the closing sale price of $11.05 per share of Class A common stock of the registrant on such date on the New York Stock Exchange. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.
As of March 9, 2016, there were 15,157,705 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.
As of March 9, 2016, there were 52,163,740 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 27E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements provide our current views, expectations, or forecasts, of future events and performance and include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “ongoing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.
Forward-looking statements are subject to known and unknown risks and uncertainties, including but not limited to those noted below and described in Part I, Item 1A — "Risk Factors" of this Annual Report, and are based on assumptions and estimates. If one or more of these risks or uncertainties materialize, or if one or more of our assumptions or estimates prove incorrect, our actual results could differ materially from those expected or implied by the forward-looking statements. Accordingly, you should not unduly rely on any forward-looking statements. The forward-looking statements in this Annual Report, speak only as of the date of this Annual Report. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not known. We undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Annual Report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Annual Report.
Forward-looking statements include, but are not limited to, statements about:

•	our ability to respond to global economic, market, business and geopolitical conditions;

•	our anticipated future results of operations and operating cash flows;

•	our successful formulation and execution of business strategies and investment policies;

•	our financing plans and the availability of short- or long-term borrowing, or equity financing;

•	our competitive position and the effects of competition on our business;

•	our ability to identify and capture potential growth opportunities available to us;

•	the recruitment and retention of our employees;

•	our expected levels of compensation for our employees;

•	our potential operating performance, achievements, efficiency and cost reduction efforts;

•	our expected tax rate;

•	changes in interest rates;

•	our expectation with respect to the economy, capital markets, the market for asset management services and other industry trends; and

•	the impact of future legislation and regulation, and changes in existing legislation and regulation, on our business.

ii

Preliminary Notes
In this Annual Report, “we,” “our,” “us,” and "the Company" refer to Pzena Investment Management, Inc. and its consolidated subsidiaries.
Each Russell Index referred to in this Annual Report is a registered trademark or trade name of Frank Russell Company®. Frank Russell Company® is the owner of all copyrights relating to these indices and is the source of the performance statistics of these indices that are referred to herein.
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
The S&P 500 Index is licensed from Standard & Poor's Financial Services LLC, which is the source of the performance statistics of this index.

iii

PART I.

ITEM 1.	BUSINESS
Overview
Pzena Investment Management, Inc. was formed in 2007 and is the sole managing member of Pzena Investment Management, LLC, which is our operating company. Founded in 1995, Pzena Investment Management, LLC is a value-oriented investment management company. We believe that we have established a positive, team-oriented culture that enables us to attract and retain highly qualified people. Over the past twenty years, we have built a diverse, global client base of respected and sophisticated institutional investors, select third-party distributed mutual funds for which we act as sub-investment adviser, and funds for which we act as investment adviser.
Pzena Investment Management, LLC is comprised of Class A and Class B membership units, each of which have an identical economic interest in the operating company. As a holding company, we hold all the Class A membership units and recognize income generated from our economic interest in our operating company's net income. The Class B membership units of the operating company are held by employees and certain outside members. For each Class A membership unit held, we have issued one corresponding share of Class A common stock, par value $0.01 per share, which entitles the holder to one vote per share. For each Class B membership unit, we have issued one corresponding share of Class B common stock, par value $0.000001 per share, which entitles the holder to five votes per share without dividend rights, as described below in the graphic illustration. As of December 31, 2015, we owned approximately 22.6% of the economic interest in our operating company and our Class A shareholders hold approximately 5.5% of our voting interests.
The graphic below illustrates our holding company structure and ownership as of December 31, 2015.

(1)	As of December 31, 2015, the members of Pzena Investment Management, LLC, other than us, consisted of:

•	Our named executive officers and their estate planning vehicles, who collectively held approximately 55.4% of the economic interests in Pzena Investment Management, LLC.

•	33 of our other employee members and their estate planning vehicles, who collectively held approximately 4.7% of the economic interests in Pzena Investment Management, LLC.

•
Certain other members of our operating company, including one of our directors and his related entities, and former employees, who collectively held approximately 17.3% of the economic interests in Pzena Investment Management, LLC.

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

(4)
As of December 31, 2015, we held 15,248,223 Class A units of Pzena Investment Management, LLC, which represented the right to receive 22.6% of the distributions made by Pzena Investment Management, LLC.

(5)
As of December 31, 2015, the principals collectively held 52,147,440 Class B units of Pzena Investment Management, LLC, which represented the right to receive 77.4% of the distributions made by Pzena Investment Management, LLC.

(6)
Pursuant to the operating agreement of our operating company, each vested Class B unit is exchangeable for a share of the Company's Class A common stock, subject to certain timing and volume restrictions. When a vested Class B unit is exchanged for a share of Class A common stock, or is forfeited, a corresponding share of the Company's Class B common stock will automatically be redeemed and cancelled. When a share of Class A common stock or Class B unit is repurchased and retired, a corresponding membership unit or share of Class B common stock is redeemed and cancelled, respectively. Conversely, to the extent that we issue shares of Class A common stock, or additional Class B units pursuant to our equity incentive plans, the corresponding Class A membership units or shares of Class B common stock will be issued, respectively.

We utilize a classic value approach to investing and seek to make investments in good businesses at low prices, which requires:

•	willingness to invest in companies before their stock prices reflect signs of business improvement, and

•	significant patience, based upon our understanding of the business’ fundamentals, and our long-term investment horizon.

Our approach and process aim to achieve attractive returns over the long term. We manage assets in value-oriented investment strategies reflecting varying degrees of portfolio concentrations across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

Our assets under management, or AUM, were $26.0 billion at December 31, 2015, and we managed money on behalf of institutions, acted as sub-investment adviser to a variety of SEC-registered mutual funds and non-U.S. funds as well as investment adviser to certain Pzena SEC-registered mutual funds and non-U.S. funds.

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

•
Consistency of Investment Process.  Since our inception over twenty years ago, we have utilized a classic value investment approach and a systematic, disciplined investment process to construct portfolios for our investment strategies in U.S. and non-U.S. markets across all market capitalizations. The consistency of our process has allowed us to leverage the same investment team to launch new strategies. We believe that our consistent investment process has resulted in our strong brand recognition in the investment community.

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

•
Culture of Ownership.  We believe in significant ownership of our business by the key contributors to our success. Since our inception, we have communicated to all our employees that they have the opportunity to become members of our operating company. As of December 31, 2015, we had 38 employee members positioned within all of our functional areas. We believe this ownership model results in a shared sense of purpose with our clients and their advisers. We intend to continue fostering a culture of ownership through our equity incentive plans, which are designed to align our team’s interests with those of our stockholders and clients. We believe this culture of ownership contributes to our team orientation and connection with clients.

Our Business Strategy

The key to our success is continued long-term investment performance. In conjunction with this, we believe the following strategies will enable us to grow our business over time.

•	Unwavering Focus on Classic Value Investing. We view our unwavering focus on long-term classic value investment excellence to be the key driver of our business success.

•
Capitalize on Growth Opportunities Created By Our Global Strategies.  Among both institutional and retail investors industry-wide, over the past few years, there have been increasing levels of investments in portfolios including non-U.S. equities. As of December 31, 2015, the total AUM in our Global Value strategies, International (ex-U.S.) Value strategies, Emerging Markets Focused Value strategy, and other non-U.S. strategies was $11.5 billion, or 44.2% of our overall AUM. Our global capability provides opportunity for implementation of our strategies around the world.

•
Work with Our Strong Consultant Relationships.  We believe that we have built strong relationships with the leading investment consulting firms who advise potential institutional clients. Historically, new accounts sourced through consultant-led searches have been a large driver of our inflows and are expected to be a major component of our future inflows. We estimate that approximately 70% of all retirement plan assets are advised by investment consultants, with a relatively small number of these consultants representing a significant majority of these relationships. As a result of a consistent servicing effort over our history, we have built strong relationships with consulting firms that we believe are the most important. New accounts sourced through consultant-led searches have been a large driver of our historical growth and are expected to be a major component of our future growth. As of December 31, 2015, our largest consultant relationship represented approximately 11% of our AUM.

•
Expand Our Non-U.S. Client Base.  In recent years, we have increased our efforts to develop our non-U.S. client base. Through our strong relationships with global consultants, we have been able to accelerate the development of our relationships with their non-U.S. branches. Over time, we aim to achieve growth of this client base through these relationships and by directly calling on the world’s largest institutional investors. We have also sought to expand our non-U.S. base through our relationships with non-U.S. mutual funds and other investment fund advisers. During 2015, we expanded our physical presence to three continents with the launch of a business development and client service office in London, in addition to our headquarters in the United States and representative office in Melbourne. To date, these marketing efforts have resulted in client relationships in more than fifteen non-U.S. countries, including the United Kingdom, Australia and Canada. As of December 31, 2015, we managed $6.9 billion on behalf of non-U.S. clients.

•
Provide Access To Our Strategies Through a Range of Investment Vehicles. Our clients access our investment strategies through a range of investment vehicles, including separately managed accounts, mutual funds that we sub-advise, and certain private placement vehicles and non-U.S. funds that we offer to institutional investors. During 2014 we launched three SEC-registered Pzena mutual funds for which we act as investment adviser in an effort to expand the access investors have to our strategies. For more information concerning access to our strategies, see “Our Client Relationships and Distribution Approach” below.

•
Employ Global Team to Serve Clients and Prospects.  Our business development and client service professionals are critical to our business, as noted below under "Business Development and Client Service Teams" and are generally focused geographically. In addition to our headquarters in the United States and representative office in Melbourne, we have two dedicated professionals located in our London office. During 2015 we demonstrated our commitment to the retail market with an expanded two person leadership team focusing on the growth of our distribution capabilities and intermediary business across channels.

Our Investment Team

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

As of December 31, 2015, we had a 24-member investment team. Each member serves as a research analyst, and certain members of the team also have portfolio management responsibilities. There are generally three portfolio managers for each investment strategy. These three managers have joint decision-making responsibility, and each has “veto authority” over all decisions regarding the relevant portfolio. Research analysts have sector and company-level research responsibilities which span all of our investment strategies, including those with a non-U.S. focus. In order to facilitate the professional development of our team, and to keep a fresh perspective on the companies in our investment portfolios, our research analysts generally rotate industry coverage every three to four years.

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

Our Investment Strategies

As of December 31, 2015, our approximately $26.0 billion in AUM was invested in a variety of value-oriented investment strategies, representing differing degrees of concentration, and capitalization segments of U.S. and non-U.S. markets. See "Item 7 — Management's Discussion and Analysis of Financial Condition & Results of Operations — Operating Results — Assets Under Management and Flows" for additional details about our strategies. The following table identifies our current U.S. and non-U.S. investment strategies, and the allocation of our approximately $26.0 billion in AUM among them, as of December 31, 2015.

Strategy[1]	As of December 31,
	2015	2014	2013
U.S. Strategies	(in billions)
Large Cap Value	$9.9	$11.9	$11.4
Mid Cap Value	1.8	1.8	0.4
Value	1.6	1.8	1.9
Small Cap Value	1.1	1.3	1.3
Other U.S. Strategies	0.1	—	—
Non-U.S. Strategies
Global Value	4.2	5.6	6.2
International (ex-U.S.)Value	4.2	3.4	2.1
Emerging Markets Value	1.8	1.1	0.9
European Value	1.1	0.7	0.7
Other Global and Non-U.S. Strategies	0.2	0.1	0.1
Total	$26.0	$27.7	$25.0
1    Inclusive of our Expanded Value, Focused Value and variations thereof.

We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary depending on the degree of concentration in the portfolio, with our Focused value strategies generally reflecting fewer holdings than our Expanded value strategies.

Our largest investment strategies as of December 31, 2015 are further described below. This strategy detail is representative of our Expanded and Focused value strategies, and variations thereof.

U.S. Strategies

Large Cap Value.  These strategies reflect portfolios composed of approximately 30 to 80 stocks drawn generally from a universe of 500 of the largest U.S. listed companies, based on market capitalization.

Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn generally from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization.

Small Cap Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn generally from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization.

Mid Cap Value. These strategies reflect portfolios composed of approximately 30 to 80 stocks drawn generally from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.

Non-U.S. Strategies

Global Value.  These strategies reflect portfolios composed of approximately 40-95 stocks drawn generally from a universe of 2,000 of the largest companies across the world, based on market capitalization.

International (ex-U.S.) Value.  These strategies reflect portfolios composed of approximately 30-80 stocks drawn generally from a universe of 1,500 of the largest companies across the world, excluding the United States, based on market capitalization.

Emerging Markets Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn generally from a universe of 1,500 of the largest emerging market companies, based on market capitalization.

European Value. This strategy reflects a portfolio composed of approximately 40-50 stocks drawn generally from a universe of 750 of the largest European companies, based on market capitalization.

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

Our Client Relationships and Distribution Approach

We believe that strong relationships with our clients are critical to our ability to succeed and to grow our AUM. In building these relationships, we have focused our efforts where we can efficiently access and service large pools of sophisticated clients with our team of dedicated business development and client service professionals.

We distribute our products to institutional and retail clients primarily through the efforts of our business development and client service team, who communicate directly with our clients and with the consultants who serve them, as well as through the marketing programs of our sub-investment advisory partners and intermediary distribution partners. Since our objective is to attract long-term investors with an investment horizon in excess of three years, our business development and client service efforts focus on educating our investors and intermediary distribution partners regarding our disciplined classic value investment process and philosophy.

Our business development and client service team is responsible for:

•	identifying, developing relationships with, and marketing to prospective institutional clients;

•	providing ongoing service to existing institutional accounts;

•	responding to requests for investment management proposals;

•	developing and maintaining relationships with independent consultants;

•	developing and maintaining relationships with intermediary partners to grow retail distribution capabilities;

•	addressing all ongoing client needs, including periodic updates and reporting requirements; and

•	developing direct relationships with clients sourced through consultant-led searches.

Our business development and client service team is actively engaged with our research team to ensure our clients receive content-based information. We introduce members of our research and portfolio management team into client portfolio reviews to ensure that our clients are exposed to the full breadth of our investment resources. We also provide quarterly reports to our clients in order to share our investment perspectives. We additionally meet and hold conference calls regularly with clients to share perspectives on the portfolio and the current investment environment.

Distribution Channels

We manage assets in two principal distribution channels. A summary of selected financial data attributable to our operations for each distribution channel is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following table provides information regarding the composition of our total assets under management by distribution channel:

	As of December 31,
Assets Under Management	2015	2014	2013
	(in billions)
Institutional Accounts	$14.9	$15.6	$15.4
Retail Accounts	11.1	12.1	9.6
Total	$26.0	$27.7	$25.0

Institutional Distribution Channel

Since our inception, we have directly offered institutional investment products to public and corporate pension funds, endowments, foundations and certain commingled vehicles geared toward institutional investors. We continue to develop direct relationships with the largest U.S. institutional investors and consultants. Over the past few years, we have focused on expanding our potential institutional clients and consultant relationships outside of the United States.

Retail Distribution Channel

We have established relationships with mutual fund and fund providers globally, that offer us opportunities to efficiently access market segments geared primarily toward retail investors through sub-investment advisory roles. The funds that we sub-advise are generally either multi-manager funds, in which we manage only a portion of the fund's portfolio, or funds for which we are the sole sub-adviser.

We currently sub-advise four funds that are advised by The Vanguard Group. We manage a portion of each of the Vanguard Windsor Fund, Vanguard Selected Value Fund, and Vanguard Emerging Markets Select Stock Fund, and are the sole sub-adviser of the Vanguard U.S. Fundamental Value Fund. As of December 31, 2015, these four funds represented $6.5 billion, or 25.1%, of our AUM. For the years ended December 31, 2015, 2014, and 2013, approximately 10.8%, 9.4%, and 6.9%, respectively, of our total revenue was generated from our sub-investment advisory agreements with The Vanguard Group.

We sub-advise a mutual fund that is advised by John Hancock Advisers, namely the John Hancock Classic Value Fund. As of December 31, 2015, this fund represented $2.0 billion, or 7.5%, of our AUM. For the years ended December 31, 2015, 2014, and 2013 approximately 5.9%, 7.6%, and 7.7%, respectively, of our total revenue was generated from our sub-investment advisory agreement with John Hancock Advisers.

Pzena Funds

U.S. investors that do not meet our minimum account size for a separate account, or who otherwise prefer to invest through a mutual fund, can invest in certain of our strategies through our Pzena Mutual Funds, which were launched during 2014 and are included in our retail distribution category. We act as the investment adviser to three Pzena Mutual Funds that offer no-load, open-end share classes designed to meet the needs of a range of investor types.

In addition, we serve as investment manager and promoter of Pzena Value Funds plc and its respective sub-funds, a family of Irish-based UCITS funds primarily reflecting institutional investors. Pzena Value Funds plc began operations in 2005 and offers shares to non-U.S. investors. We currently offer a sub-fund corresponding to our Emerging Markets Focused Value, Global Expanded Value, Global Focused Value, and Large Cap Expanded Value strategies.

We also offer access to certain of our Global and non-U.S. strategies through private placement vehicles and collective investment trusts.

Advisory Fees

We earn advisory fees on the accounts that we manage for institutional clients and for retail clients which are primarily sub-advised mutual funds.

On our institutional accounts, we are paid fees according to a schedule which varies by investment strategy. The substantial majority of these accounts pay us management fees pursuant to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases.

With respect to our retail accounts, as of December 31, 2015, we sub-advised fifteen SEC-registered mutual funds that each have an initial two-year term and are thereafter subject to annual renewal by each fund’s board of directors pursuant to the Investment Company Act of 1940, as amended (the “Investment Company Act”). Twelve of these fifteen sub-investment advisory agreements are beyond their initial two-year terms as of December 31, 2015. In addition, we sub-advise seventeen non-U.S. funds. Under these agreements, we are generally paid a management fee according to a schedule, pursuant to which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed-rate management fees. Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of assets under management, are lower than the advisory fees we earn on our institutional accounts.

Advisory fees we earn on institutional accounts are generally based on the value of AUM at a specific date on a quarterly basis. Certain of our institutional accounts, and all of the mutual funds that we sub-advise, are calculated based on the average of the monthly or daily market value of the account. Advisory fees are also generally adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. While a specific group of accounts may use the same fee rate, the calculation methodology may differ, as described above.

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

Employees

At December 31, 2015, we had 88 full-time employees, including 24 investment professionals and 13 business development and client service professionals.

Regulatory Environment and Compliance

Our business is subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations. Under these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. Our business is also subject to foreign regulation, as discussed below.

SEC Regulation

Our operating company, Pzena Investment Management, LLC, is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Investment Advisers Act of 1940, as amended, which we refer to as the Investment Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of Pzena Investment Management, LLC's business and its relationships with its clients. As an investment adviser, Pzena Investment Management, LLC owes fiduciary duties to its clients, which relate to conflicts of interest, client recommendations and other fundamental matters. Applicable requirements relate to, among other things, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, advertising, recordkeeping, reporting and disclosure requirements.

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

Pzena Financial Services, LLC, our SEC registered broker-dealer subsidiary, is subject to the SEC's Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer's assets be kept in relatively liquid form. At December 31, 2015, Pzena Financial Services, LLC had net capital of $262,163, which was $256,749 in excess of its net capital requirement of $5,414.

ERISA-Related Regulation

With respect to our benefit plan clients, Pzena Investment Management, LLC is a “fiduciary” under the Employment Retirement Act of 1974, or ERISA, and is therefore subject to ERISA, and to regulations promulgated thereunder. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions.

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

Pzena Investment Management, Ltd, our United Kingdom subsidiary, plans to file an application with the Financial Conduct Authority ("FCA") in the United Kingdom.  We anticipate becoming an FCA authorized and regulated entity by the end of 2016.

We operate in various other foreign jurisdictions without registration in reliance upon applicable exemptions under the laws of those jurisdictions.

Our Executive Officers

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

Gary J. Bachman was appointed our Chief Financial Officer in September 2012. Prior to joining Pzena Investment Management, Mr. Bachman served as Executive Director of the Investment Bank Finance Department at JP Morgan Chase, from 2008 to 2012. Prior to this, Mr. Bachman worked in the Strategic Transaction and Accounting Policy and External Reporting groups at Lehman Brothers, from 2000 to 2008. Mr. Bachman received his B.S. from Binghamton University in 1990 and an M.B.A. from Fordham University in 1998. Mr. Bachman is a Certified Public Accountant.

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

Available Information

We make available free of charge through our website, www.pzena.com, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as amendments to those reports, and other filings required under the Securities Act of the Exchange Act as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission ("SEC"). To retrieve these reports, and any amendments thereto, visit the Investor Relations section of our website. The SEC maintains a website at www.sec.gov. All of the materials we filed with the SEC may be accessed free of charge on the SEC's website through its EDGAR page. The SEC also has a Public Reference Room at 100 F Street, NE Washington, D.C., where our materials may be read and/or copied. Information about the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, and Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) are also available free of charge through our website under "Investor Relations — Corporate Governance".

The information on the Company's website is not part of, or incorporated by reference into, this Annual Report, or any other report we file with, or furnish to the SEC.

ITEM 1A.	RISK FACTORS

We face a variety of significant and diverse risks, many of which are inherent in our business. Described below are the risks we currently believe could materially and adversely affect our business, financial condition, results of operations or cash flow.

Risks Related to Our Business

Our primary source of revenue is derived from management fees, which are directly tied to our assets under management. Fluctuations in AUM therefore will directly impact our revenue.

Substantially all of our revenue is derived from management fees paid by our clients, based on a percentage of the market value of our AUM. Any decline and/or significant impairment in AUM would greatly affect our revenue, and could occur due to a variety of factors, including:

•
Poor performance of our strategies: Poor performance of our investment strategies may result in decreased market value of AUM. In addition, underperformance could impact our ability to maintain our existing client base and develop new relationships, both of which could negatively impact AUM.

•
Poor market environment: We expect our business may generate lower revenue in a depressed equities market or general economic downturn as a result of depreciation of our AUM. Any decline in the market value of securities held in client portfolios due to such adverse conditions would reduce AUM and lead to a decrease in revenue. Investor sentiment in a poor equities market environment could also decrease inflows and increase outflows from our investment strategies in favor of investments perceived as more attractive.

•
Global market, economic, geo-political and other conditions: As a company that invests in both U.S. and non-U.S. markets, and with a global client base, our business is subject to changing conditions in the global financial markets, and may also be affected by worldwide political, social and economic conditions, any of which could negatively impact our investment performance, growth strategy and AUM. See "Our non-U.S. strategies consist primarily of investments in the securities of issuers located outside of the United States, which may involve foreign currency exchange, political, social and economic uncertainties and risks" below.

•
Termination of significant relationships: Our clients can generally terminate our advisory agreements or reduce assets under management upon short notice and for any reason. Investors in the pooled funds that we manage may also redeem their investments in the funds at any time without prior notice. As of December 31, 2015, three client relationships represented 40% and 22% of our AUM and revenue, respectively, including one client relationship which represents approximately 25% and 11% of our AUM and revenue respectively. The termination of any of these relationships and outflow of money from our pooled funds could significantly reduce our revenue, and we may not be able to establish relationships with other clients in order to replace the lost revenue. There can also be no assurance that our agreements with respect to these relationships will remain in place going forward.

•
Defined benefit plans are declining: Defined benefit plans are declining as corporate plan sponsors are decreasing their liabilities and shifting employee enrollment to defined contribution plans. We currently do not have significant exposure to the defined contribution market but are actively trying to gain new assets in this market. There is no guarantee that we will be successful in increasing our penetration of the defined contribution market, which could impact our AUM.

•
Intermediary dependence: New accounts sourced through consultant-led searches have been a large driver of our inflows in the past, and are expected to be a major component of our inflows going forward. We have also established relationships with certain mutual fund providers who have offered us opportunities to access certain market segments through sub-investment advsiory roles. Such consultants and mutual fund providers routinely review and evaluate our organization and the services we offer, and poor evaluations may result in client outflows and impact our ability to attract new assets through such intermediaries. See "Item 1 — Our Business Strategy — Work with Our Strong Consultant Relationships" and "Item 1 — Our Client Relationships and Distribution Approach — Distribution Channels — Retail Distribution Channel".

•
Passive strategies have grown substantially in relation to active strategies: During the past decade, investors have generally exhibited a preference for passive investment products, such as index and exchange traded funds, over active strategies managed by asset managers such as ourselves. If this market preference continues, existing and prospective clients may choose to invest in passive investment products, our growth strategy may be impaired and our AUM may be negatively impacted.

We may face capacity constraints in certain of our strategies which may prevent us from accepting new investors in those strategies.

Our ability to retain and grow assets as a firm has been, and will be, driven primarily by delivering attractive investment results to our clients. As a consequence, we have prioritized, and will continue to prioritize, investment performance over asset accumulation. Where we deemed it necessary, we have, at times, closed certain strategies to new investors in order to preserve capacity to effectively implement our concentrated investment strategies for the benefit of existing clients. We may in the future close certain of our strategies to new investors or to new inflows from existing investors. Any such closures may limit our future AUM growth and hence our revenue growth.

Market and competitive pressures to lower our advisory fees could lead to a decline in our profit and earnings.

Market and competitive pressures in recent years have created a trend towards lower management fees in the asset management industry and there can be no assurance that we will be able to maintain our current fee structure going forward. As a result, a shift in the composition of our AUM from higher to lower fee-generating client relationships would result in a decrease in revenue, even if our aggregate level of AUM remains unchanged or increases.

A portion of our investment advisory revenue is also derived from performance fees. We generally earn performance fees under certain client agreements according to the performance relative to an agreed-upon benchmark. This fee structure results in a lower base fee but allows for us to earn higher fees if the investment strategy outperforms the benchmark. Some performance-based fee arrangements include high-water mark provisions, which generally provide that if a client account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve the performance target for a particular period, we may not earn a performance fee for that period and for accounts with a high-water mark provision, our ability to earn future performance fees may be impaired. During fiscal years 2015 and 2014, we earned $ 4.5 million and $3.8 million in performance fees, respectively. An increase in performance-based fee arrangements with clients could create greater fluctuations in our revenue and earnings.

Increases in our expenses could lead to a decline in our profit margin and increase the volatility of our earnings.

Our expenses are subject to increase based on a variety of factors such as higher operating expenses resulting from business expansion, product development and increased marketing efforts; higher compensation expense due to increased competition for talent, headcount and seniority level; and related expenses to meet business and regulatory needs.  Some or all of these expenses may remain at higher levels for the foreseeable future, leading to higher costs for our business.  Fluctuations in expenses could impact our profit margins and contribute to earnings volatility.

Loss of key employees, and difficulties in attracting qualified investment professionals, could have a material adverse effect on the performance of our strategies, which may lead to a decrease in revenue and profitability.

The success of our business largely depends on the participation of Richard S. Pzena, John P. Goetz, William L. Lipsey, and Michael D. Peterson, our CEO, two Presidents, and Executive Vice President, respectively. Their professional reputations, expertise in investing, and relationships with our clients and within the investing community in the U.S. and abroad are critical to executing our business strategy and attracting and retaining clients. The retention of these individuals is crucial to our future success. There is no guarantee that they will not resign, join our competitors or form a competing company. The terms of the current operating agreement of our operating company restrict each of these individuals from competing with us or soliciting our clients or employees during the term of their employment with us and for a certain period thereafter. The penalty for breach of these restrictive covenants may be the forfeiture of a number of Class B units held by the individual, and his permitted transferees, as of the earlier of the date of his breach or the termination of his employment. Although we may seek specific performance of these restrictive covenants, there can be no assurance that we would be successful in obtaining this relief. After this post-employment restrictive period, we may not be able to prohibit them from competing with us or soliciting our clients or employees. Furthermore, we do not carry any "key man" insurance that would provide us with proceeds in the event of the death or disability of any of the above mentioned employees.

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

Future growth of our business may place significant demands on our infrastructure, our investment team and other employees, which may increase our expenses. In addition, we are required to continuously develop our infrastructure in response to the increasing sophistication of the investment management market, as well as compliance with legal and regulatory developments. We may face significant challenges in: maintaining and developing adequate financial and operational controls; implementing new or updated information and financial systems, and procedures and training; and managing and appropriately sizing our work force, and other components of our business on a timely and cost-effective basis. There can be no assurance that we will be able to manage the growth of our business effectively, or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control expenses.

The potential inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses and potentially raise regulatory issues. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we may need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, our operations.

We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries.

We have started to offer investment management services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. In order to remain competitive, we must be proactive and prepared to deploy necessary resources when and where growth opportunities present themselves. If we lack the necessary resources and/or personnel, we may be unable to take full advantage of strategic opportunities when they appear and our strategic decisions may not be efficiently implemented. Meeting local requirements and complying with local industry standards may also place additional demands on sales and compliance personnel and resources that we may not be able to meet. Finding and hiring additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our investment products in their respective markets. Any of these requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenue and income from operating in such jurisdiction.

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

We may not be successful in expanding into new investment strategies, markets and businesses.

We actively consider the opportunistic expansion of our businesses. We may not be successful in any such attempted expansion. Attempts to expand our businesses involve a number of risks, including entry into markets in which we may have limited or no experience, increasing the demands on our operational systems, the broadening of our geographic footprint, increasing the risks associated with conducting operations in non-U.S. jurisdictions and the diversion of management’s attention from our core businesses.

We also may not be successful in identifying new investment strategies or geographic markets that increase our profitability. Because we have not yet identified all of these potential new investment strategies, geographic markets or businesses, we cannot identify all the risks we may face and the potential adverse consequences. We also do not know how long it may take for us to expand, if we do so at all.

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

We are subject to extensive regulation of our investment management business and operations. As a registered investment adviser, the SEC oversees our activities pursuant to its regulatory authority under the Investment Advisers Act. In addition, we must comply with certain requirements under the Investment Company Act with respect to the SEC-registered funds for which we act as investment adviser or sub-investment adviser. Pzena Financial Services, LLC, our SEC registered broker dealer subsidiary is regulated by the Financial Industry Regulatory Authority ("FINRA"). Pzena Investment Management, Ltd,our United Kingdom subsidiary, plans to file an application with the Financial Conduct Authority ("FCA") in the United Kingdom. We anticipate becoming an FCA authorized and regulated entity by the end of 2016. Each of the regulatory bodies with jurisdiction over us has the authority to regulate various aspects of financial services, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us is small in monetary amount, the adverse publicity arising from the imposition of such sanctions by regulators could harm our reputation, result in withdrawal by our clients and/or impede our ability to retain clients and develop new client relationships. As we continue to expand into the international market, we may also be under the regulatory scope of local regulatory authorities and non-compliance with any of these authorities may result in fines, sanctions and inability to operate in that local market.

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

Certain changes in accounting and/or financial reporting standards issued by the Financial Accounting Standards Board (“FASB”), the SEC or other standard-setting bodies could have a material impact on our reported financial position or results of our operations.

We are subject to the application of generally accepted accounting principles in the United States (“GAAP”), which are periodically revised and/or expanded. As such, we are required to adopt new or revised accounting and/or financial reporting standards issued by recognized accounting standard setters or regulators, such as the FASB and the SEC. Changes associated with the adoption of revised financial reporting standards could have a material impact on our reported financial position or results of our operations.

Inadequate business continuity plans, including those of our significant third-party vendors, could lead to material financial loss, reputational harm and inability to continue business.

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

We have a detailed business continuity plan in place that is tested on a quarterly basis. We strive to understand the protective measures of our third-party vendors, however there can be no assurance that these measures will be sufficient to mitigate the harm that may result from such a disaster or disruption.

Any significant security breach of our software applications, technology or other systems critical to our operations, may disrupt our business or cause us to lose sensitive and confidential information which in turn may cause reputational and financial harm.

We are dependent on the effectiveness of our, and our third-party vendors', information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides in or is transmitted through them. As part of our normal operations, we maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data is either prevented or detected in a timely manner. We also strive to understand the protective measures of our third-party vendors and ensure that we have complementary user controls in place to mitigate risk, however our information technology systems may still be vulnerable to unauthorized access or may be corrupted by cyber-attacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Although we take precautions to password protect and/or encrypt our electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly consequences to us. A breach of our technology systems could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents and legal costs resulting from the incident. Moreover, loss of confidential customer information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under laws that protect confidential data, resulting in loss of revenue.

The individuals, counterparties or issuers on whom we rely to perform services for us may be unable or unwilling to honor their contractual obligations to us.

We rely on various third parties and other vendors to fulfill their obligations to us, whether specified by contract, course of dealing or otherwise. Disruptions in the financial markets and other economic challenges may cause our counterparties and other vendors to experience significant cash flow problems or even render them insolvent, which may expose us to credit, operational or other risk.

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

We are exposed to legal risks which could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us. Additionally, litigation may result in higher insurance premiums and increased insurance coverage risks which could increase our costs and reduce our profitability.

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

While we strive to conduct our business in accordance with the highest ethical standards, we are always open to the risk of litigation by parties in addition to our clients, for instance by our shareholders, employees and regulators. We may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations, or cause significant reputational harm to us.

Potential regulatory and governmental inquiries, civil litigation or employment-related claims could involve substantial financial penalties. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or co-insurance liabilities, or pay higher premiums, which could increase our expenses and could have a material adverse effect on our results of operations.

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

Our non-U.S. strategies consist primarily of investments in the securities of issuers located outside of the United States, which may involve foreign currency exchange, political, social and economic uncertainties and risks.

Our non-U.S. strategies, which together represented $11.5 billion and $10.9 billion of our AUM as of December 31, 2015 and 2014, respectively, are primarily invested in securities of companies located outside the United States. Investments in non-U.S. issuers may be affected by political, social and economic uncertainty affecting a country or region in which we are invested. Many emerging financial markets are not as developed, or as efficient, as the U.S. financial market, and, as a result, liquidity may be reduced and price volatility may increase. The legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information in respect of such companies. These risks could adversely impact the performance of our strategies that are invested in securities of non-U.S. issuers. In addition, fluctuations in foreign currency exchange rates may affect investment return and AUM since we do not engage in currency hedging for these portfolios. Due to these factors, our AUM may fluctuate from one reporting period to another causing volatility in earnings.

Risks Related to Our Investment Strategies and Process

Our classic value investment style subjects us to the risk that the companies in which we invest may not achieve the level of earnings recovery that we initially expect, or at all.

We generally invest in companies after they have experienced, or are expected by the market to soon experience, a shortfall in their historic earnings, due to an adverse business development, management error, accounting scandal or other disruption, and before there is clear evidence of earnings recovery or business momentum. While investors are generally less willing to invest when companies lack earnings visibility, our classic value investment approach seeks to capture the return that can be obtained by investing in a company before the market has confidence in its ability to achieve earnings recovery. However, our investment approach entails the risk that the companies included in our portfolios are not able to execute as we had expected when we originally invested in them, thereby reducing the performance of our strategies. Since our positions in these investments are often substantial, even partial sales of a substantial position into the market may cause the market price of our investment to decline and there is the risk that we may be unable to find willing purchasers for our investments when we decide to sell them.

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

Our products are best suited for investors with long-term investment horizons. In accordance with our classic value investment approach, we typically hold securities for an average of three to five years. Our investment strategies may not perform well during certain periods of time. For example, the disruption in the global credit markets and the deterioration of the economy and the financial markets beginning in the second half of 2007, and continuing through early 2009, created difficult conditions for most companies, including many of those in which we had invested. In addition, our strategies may not perform well during points in the economic cycle when value-oriented stocks are relatively less attractive. For instance, during the late stages of an economic cycle, investors may purchase relatively expensive stocks in order to obtain access to above average growth. Value-oriented strategies may also experience weakness during periods when the markets are focused on one investment thesis or sector.

Even when securities prices are rising generally, portfolio performance can be affected by our investment approach. The classic value approach has outperformed the market in some economic and market environments and underperformed it in others. In particular, a prolonged period in which the growth-style of investing outperforms the value-style may cause our investment strategy to go out of favor with clients, consultants and sub-advised relationships. Our investment strategy may be less favored during certain time periods for other reasons as well, including due to perceived riskiness or volatility of our approach. Poor performance relative to peers, coupled with changes in personnel, extensive periods in particular market environments, or other difficulties may result in a decline in our AUM.

Our investment process requires us to conduct extensive fundamental research on any company before investing, which may result in missed investment opportunities and reduce the performance of our investment strategies.

We take a considerable amount of time to complete the in-depth research projects that our investment process requires before adding any security to our portfolio. Our process requires that we take this time to understand the company and the business well enough to make an informed decision as to whether we are willing to own a significant position in a company that does not yet have clear earnings visibility. However, the time we take to make this judgment may cause us to miss the opportunity to invest in a company that has a sharp and rapid earnings recovery. Any such missed investment opportunities could adversely impact the performance of our investment strategies.

Risks Related to Our Structure

We are dependent upon distributions from Pzena Investment Management, LLC to make distributions to our Class A stockholders, and to pay taxes and other expenses.

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

Pursuant to a tax receivable agreement dated October 30, 2007, among the Selling Members, all holders of Class B units after our IPO, and us, we are required to pay the Selling Members, and certain holders of Class B units who elect to exchange their Class B units for shares of our Class A common stock, 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increases in amortizable tax basis due to the sale to us of their membership units. The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, may vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income, and the tax rates then applicable. Payments under the tax receivable agreement are expected to give rise to certain additional tax benefits attributable to further increases in basis. Any such benefits are covered by the tax receivable agreement and may increase the amounts due thereunder. We expect that, as a result of the size and increases in our share of the tax basis in the tangible and intangible assets of our operating company attributable to our interest therein, the payments that we may make to these members likely may be substantial.

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

The market price of our Class A common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. In addition, the trading volume of our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to resell your shares of our Class A common stock at or above your purchase price, if at all. We cannot assure you that the market price of our Class A common stock may not fluctuate or decline significantly in the future.

The market price of our Class A common stock could decline due to the large number of shares of our Class A common stock eligible for future sale upon the exchange of Class B units of our operating company or future issuance of shares of Class A common stock.

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

Pursuant to the resale and registration rights agreement, dated October 30, 2007, among the holders of Class B units and us, these holders may resell the shares of Class A common stock issued to them upon the exchange of their Class B units as discussed above.

During 2015, we established July 27, 2015 as an exchange date. Certain employee members, non-employee members and permitted transferees of one of our executive officers, elected to exchange an aggregate of 2,772,171 of their Class B units for an equivalent number of shares of our Class A common stock, which, with the exception of those held by these permitted transferees, are freely tradable. As of December 31, 2015, there remained 49,855,929 shares of our Class A common stock that have previously been registered in various registration statements filed with the SEC, which may be issued upon the exchange of Class B units as discussed above.

In addition, we have an effective shelf registration statement filed with the SEC under which we may sell up to an aggregate of $150 million of our Class A common stock.

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

Our Class B stockholders collectively hold approximately 94.5% of the combined voting power of our common stock. These stockholders consist of our named executive officers, 33 of our other employees, certain other members of our operating company, including one of our directors and his related entities, and former employees. Holders of shares of our Class B common stock have entered into a Class B Stockholders’ Agreement with respect to all shares of Class B common stock then held by them and any additional shares of Class B common stock they may acquire in the future. Pursuant to this agreement, they may vote these shares of Class B common stock together on all matters submitted to a vote of our common stockholders. To the extent that we cause our operating company to issue additional Class B units, which may be granted, subject to vesting, to our employees pursuant to the PIM LLC 2006 Equity Incentive Plan, these employees will be entitled to receive an equivalent number of shares of our Class B common stock, subject to the condition that they agree to enter into this Class B Stockholders’ Agreement. Each share of our Class B common stock entitles its holder to five votes per share for so long as the Class B stockholders collectively hold 20% of the total number of shares of our common stock outstanding. When a Class B unit is exchanged for a share of our Class A common stock, an unvested Class B unit is forfeited due to the employee holder’s failure to satisfy the conditions of the award agreement pursuant to which it was granted, or any Class B unit is forfeited as a result of a breach of any restrictive covenants contained in our operating company’s amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed by us.

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

We currently intend to pay cash dividends on a quarterly basis and our Board of Directors has targeted a cash dividend payout ratio of approximately 70%-80% of annual non-GAAP earnings per share, subject to growth initiatives and other funding needs. However, our Board of Directors may, in its discretion, decrease the level of dividends, or discontinue the payment of dividends entirely. Furthermore, we are a holding company, and depend upon the ability of Pzena Investment Management, LLC, our operating company, to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses and pay dividends to our stockholders. We expect to cause Pzena Investment Management, LLC to make distributions to its members, including us. However, the ability of Pzena Investment Management, LLC to make such distributions is subject to its operating results, cash requirements and financial condition, and applicable Delaware laws (which may limit the amount of funds available for distribution to its members), as well as any contractual restrictions. If, as a consequence of these various limitations and restrictions, we do not receive distributions from our operating company, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Because of these various limitations and restrictions, we have, in the past, had to suspend our quarterly dividend payment. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Our Dividend Policy.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of the date of this Annual Report, our corporate headquarters and principal offices are located at 320 Park Avenue, 8th Floor, New York, New York 10022, where we occupy approximately 32,250 square feet out of approximately 37,000 square feet of space under a non-cancellable operating lease, the term of which expires on December 31, 2025. In March 2015, the Company entered into a five-year sublease agreement commencing on May 1, 2015 for approximately 4,750 square feet of excess office space associated with this operating lease. This sublease is cancellable by either the Company or sublessee given appropriate notice after the third anniversary of the commencement of the sublease agreement.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we may be subject to various legal and administrative proceedings.

Currently, there are no material legal proceedings pending against us that we believe may have a material effect on our business, cash flow or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “PZN”. As of March 09, 2016, there were approximately 36 record holders of our Class A common stock and 39 record holders of our Class B common shares. These numbers do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.

The following table sets forth the quarterly high and low sales prices of our Class A common stock on the NYSE for the periods indicated and dividends declared during such periods.

	2015			2014
Quarter	High	Low	Dividends Declared Per Share	High	Low	Dividends Declared Per Share
Quarter Ended March 31	$9.60	$7.78	$0.32	$12.73	$9.89	$0.26
Quarter Ended June 30	$11.22	$8.37	$0.03	$12.68	$9.02	$0.03
Quarter Ended September 30	$12.25	$7.66	$0.03	$11.30	$9.04	$0.03
Quarter Ended December 31	$9.81	$8.16	$0.03	$10.58	$8.32	$0.03

Our Dividend Policy

Our Board of Directors has targeted a cash dividend payout ratio of approximately 70% to 80% of annual non-GAAP earnings per share, subject to growth initiatives and other funding needs. We use annual non-GAAP earnings measures, discussed in further detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Non-GAAP Net Income” in Part II of this Annual Report to assess the strength of the underlying operations of the business. Included in our annual results are certain tax related and non-recurring adjustments that we feel add a measure of non-operational complexity to our results as reported under GAAP and obscure the underlying performance of the business. Management therefore does not consider these adjustments when evaluating operating results or financial information in any given period, and instead uses non-GAAP measures of earnings, which exclude these items, to analyze our operations between periods, and over time, and to evaluate the financial condition and results of operations. Investors should consider the non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

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

Our ability to pay dividends is subject to Board of Director discretion and may be limited by our holding company structure and applicable provisions of Delaware law. See “Item 1A — Risk Factors — Risks Related to Our Class A Common Stock — Our ability to pay dividends is subject to the discretion of our Board of Directors and may be limited by our holding company structure and applicable provisions of Delaware law.”

Recent Issuances of Unregistered Securities

In 2015, in connection with new employee member grants, employee equity purchases and year-end compensation, we issued an aggregate of 1,095,840 Class B units of our operating company, and the related 1,095,840 shares of Class B common stock to employee members. Certain of these Class B Units, referred to as Delayed Exchange Class B Units, vest immediately upon the date of grant and have the right to receive dividend payments; however, they cannot be exchanged for shares of the Company's Class A common stock until seven years after the date of grant, and do not carry rights associated with the tax receivable agreement. In addition, we awarded an aggregate of 14,060 Phantom Class B units, which vest ratably over ten years beginning on the date of grant, are subject to continued employment with us, and are not entitled to receive dividends or dividend equivalents until vested. See Note 3 to our consolidated financial statements beginning on page F-15 of this Annual Report for a more detailed description of the Delayed Exchange and Phantom Class B units.

Further, in connection with the vesting of certain employee members' mandatory deferred compensation, in 2015 we issued 43,080 Class B units of the operating company and the related 43,080 shares of Class B common stock.

The exercise of options to acquire an aggregate of 954,764 Class B units of our operating company by certain employee members, resulted in the issuance of 715,706 Class B units after the redemption of 239,058 Class B units for the cashless exercise of the options and $1.7 million in cash.

In 2015, a total of 424,669 Class B units were issued to various employee members in connection with the vesting of their Phantom Class B units granted in prior years.

Furthermore, in 2015, we issued an aggregate of 42,196 shares of Phantom Class A common stock to our non-employee directors.

The issuances were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock over the five-year period ending December 31, 2015, with the cumulative total return of the S&P 500® and the SNL Asset Manager Index*. The graph assumes the investment of $100 in our common stock, and in each of the two indices, on December 31, 2010 and the reinvestment of all dividends, if any.

	Period Ended
Index	2010	2011	2012	2013	2014	2015
Pzena Investment Management, Inc.	$100.00	$60.25	$78.88	$177.72	$147.16	$139.19
SNL Asset Manager Index*	$100.00	$86.50	$110.98	$169.67	$179.00	$152.65
S&P 500 Index	$100.00	$102.11	$118.45	$156.80	$178.00	$180.44

*	The SNL Asset Manager Index is comprised of the securities of 44 publicly traded asset management companies.

Issuer Purchases of Equity Securities

On April 24, 2012, our Board of Directors authorized us to repurchase an aggregate of $10.0 million of our outstanding Class A common stock in the open market and Class B units of the operating company in private transactions in accordance with applicable securities laws. On February 5, 2014, the Board of Directors authorized us to repurchase an additional $20.0 million of our outstanding Class A common stock and Class B units of the operating company. The timing, number, and value of common shares and units repurchased are subject to our discretion. Our share repurchase program is not subject to an expiration date and may be suspended, discontinued , or modified at any time, or for any reason. Shares repurchased under the repurchase program during the fourth quarter of 2015 are as follows:

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
October 1, 2015 through October 31, 2015	44,219	$9.53	44,219	$11.4
November 1, 2015 through November 30, 2015	34,100	9.70	34,100	11.0
December 1, 2015 through December 31, 2015	—	—	—	10.7
Total	78,319	$9.61	78,319	$10.7

(1)
The dollar amount in the column entitled "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs," reflects the remainder of the program and also reflects the repurchase of 33,690 of the operating company's Class B units during December 2015 for an average price of $8.75 per unit. Class B units are repurchased at fair value determined by reference to our Class A common stock on the date of the transaction since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical consolidated financial data of Pzena Investment Management, Inc. The selected consolidated statements of operations data for the years ended December 31, 2015, 2014, and 2013 and the selected consolidated statements of financial condition data as of December 31, 2015 and 2014, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements included in this Annual Report.

The selected consolidated statement of operations data for the years ended December 31, 2012 and 2011, and the selected consolidated statements of financial condition as of December 31, 2013, 2012 and 2011, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements not included in this report.

You should read the following selected historical consolidated financial data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the related notes included in this Annual Report.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share amounts)
Statements of Operations Data:
REVENUE
Management Fees	$112,102	$108,675	$91,866	$75,980	$79,230
Performance Fees	4,505	3,836	3,903	300	3,815
Total Revenue	116,607	112,511	95,769	76,280	83,045
EXPENSES
Cash Compensation and Benefits	35,431	32,396	31,374	28,690	29,518
Other Non-Cash Compensation	11,092	8,877	5,448	3,065	5,047
Total Compensation and Benefits Expense	46,523	41,273	36,822	31,755	34,565
General and Administrative Expenses	14,667	10,285	8,099	7,346	10,626
TOTAL OPERATING EXPENSES	61,190	51,558	44,921	39,101	45,191
Operating Income	55,417	60,953	50,848	37,179	37,854
Other Expense	(3,300)	(4,036)	(1,821)	(863)	(1,466)
INCOME BEFORE INCOME TAXES	52,117	56,917	49,027	36,316	36,388
Income Tax Provision	5,114	1,883	589	1,911	3,145
Consolidated Net Income	47,003	55,034	48,438	34,405	33,243
Less: Net Income Attributable to Non-Controlling Interests	39,324	46,934	41,768	30,565	29,861
NET INCOME Attributable to Pzena Investment Management, Inc.	$7,679	$8,100	$6,670	$3,840	$3,382
Per Share Data[1]:
Net Income for Basic Earnings per Share	$7,679	$8,100	$6,670	$3,840	$3,382
Basic Earnings per Share	$0.55	$0.64	$0.56	$0.36	$0.34
Basic Weighted Average Shares Outstanding	14,014,219	12,628,676	11,990,757	10,787,540	9,972,978

Net Income for Diluted Earnings per Share	$33,809	$35,685	$30,317	$20,821	$20,631
Diluted Earnings per Share	$0.50	$0.53	$0.45	$0.32	$0.32
Diluted Weighted Average Shares Outstanding	68,126,786	67,797,524	66,759,840	65,491,273	65,095,797

Cash Dividends Declared Per Share	$0.41	$0.35	$0.25	$0.28	$0.12

1
The operating company issues shares of Class A common stock and Class B units that have non-forfeitable dividend rights. Under the “two-class method”, these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Statements of Financial Condition Data:
Cash and Cash Equivalents	$35,417	$39,109	$33,878	$32,645	$35,083
TOTAL ASSETS	114,309	111,886	80,213	64,679	66,678
TOTAL LIABILITIES	28,847	26,853	21,664	16,713	20,454
Non-Controlling Interests	67,040	66,632	42,187	33,397	32,287
EQUITY	18,422	18,401	16,362	14,569	13,937

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. At December 31, 2015, our assets under management, or AUM, was approximately $26.0 billion. We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena Mutual Funds, certain private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”). As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income. As of December 31, 2015, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 22.6% and 77.4%, respectively, of the economic interests in the operations of our business.

Non-GAAP Net Income

Our results for the years ended December 31, 2015, 2014, and 2013 included recurring adjustments related to our tax receivable agreement and the associated liability to its selling and converting shareholders, in addition to adjustments related to certain non-recurring charges recognized in operating expenses during 2015 and 2014. We believe that these accounting adjustments add a measure of non-operational complexity which partially obscures the underlying performance of our business. In evaluating our financial condition and results of operations, we also review certain non-GAAP measures of net income, which exclude these items. Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $34.5 million and $0.51, respectively, for the year ended December 31, 2015, $34.5 million and $0.51, respectively, for the year ended December 31, 2014, and $29.3 million and $0.44, respectively, for the year ended December 31, 2013. GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of other adjustments, the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, and adjustments related to the non-recurring charges recognized in operating expense in the fourth quarter of 2014. Our effective tax rate, exclusive of these adjustments, was 37.1% for the year ended December 31, 2015, and approximately 41.3% and 41.7% for the years ended December 31, 2014 and 2013, respectively. See “Operating Results — Income Tax Expense” below.

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

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands, except share and per share amounts)
GAAP Net Income Attributable to Pzena Investment Management, Inc.	$7,679	$8,100	$6,670
Net Effect of Non-Recurring Lease Expenses	183	35	—
Net Effect of Tax Receivable Agreement	(424)	(1,392)	(989)
Non-GAAP Net Income Attributable to Pzena Investment Management, Inc.	$7,438	$6,743	$5,681

GAAP Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	$41,562	$47,026	$40,533
Effect of Non-Recurring Lease Expenses	1,475	313	—
Non-GAAP Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	43,037	47,339	40,533
Less: Assumed Corporate Income Taxes	15,980	19,570	16,886
Assumed After-Tax Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	27,057	27,769	23,647
Non-GAAP Net Income of Pzena Investment Management, Inc.	7,438	6,743	5,681
Non-GAAP Diluted Net Income	$34,495	$34,512	$29,328
Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$34,495	$34,512	$29,328
Non-GAAP Diluted Earnings Per Share	$0.51	$0.51	$0.44
Non-GAAP Diluted Weighted-Average Shares Outstanding	68,126,786	67,797,524	66,759,840

Revenue

We generate revenue primarily from management fees and performance fees, which we collectively refer to as our advisory fees, by managing assets on behalf of institutional accounts and for retail clients, which are generally open-end mutual funds catering primarily to retail investors. Our advisory fee income is primarily based on our AUM, as discussed below, and is recognized over the period in which investment management services are provided. Following the preferred method identified in the Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), income from performance fees is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.

Our advisory fees are primarily driven by the level of our AUM. Our AUM increases or decreases with the net inflows or outflows of funds into our various investment strategies and with the investment performance thereof. In order to increase our AUM and expand our business, we must develop and market investment strategies that suit the investment needs of our target clients, and provide attractive returns over the long-term. The value and composition of our AUM, and our ability to continue to attract clients will depend on a variety of factors as described in “Item 1 — Risk Factors — Risks Related to Our Business — Our primary source of revenue is derived from management fees, which are directly tied to our assets under management. Fluctuations in AUM therefore will directly impact our revenue".

For our institutional accounts, we are paid management fees according to a schedule, which varies by investment strategy. The substantial majority of these accounts pay us management fees pursuant to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases.

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

Advisory fees we earn on institutional accounts are generally based on the value of AUM at a specific date on a quarterly basis. Certain of our institutional accounts, and all of our retail accounts, are calculated based on the average of the monthly or daily market value. Advisory fees are also generally adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. While a specific group of accounts may use the same fee rate, the calculation methodology may differ as described above.

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

Non-Controlling Interests

Our operating company has historically consolidated the results of operations of the private investment partnerships over which we exercise a controlling influence. We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours. Certain of our employees and outside investors have interests in our operating company (as noted in "Item 1 — Business — Overview") and we have reflected their membership interests as a non-controlling interest in our consolidated financial statements. As a result, our income is generated by our economic interest in our operating company’s net income. As of December 31, 2015, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 22.6% and 77.4%, respectively, of the economic interests in the operations of our business.

Operating Results

Assets Under Management and Flows

As of December 31, 2015, our approximately $26.0 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets. The performance of our largest investment strategies as of December 31, 2015 is further described below. We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings. While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to December 31, 2015, and in the five-year, three-year, and one-year periods ended December 31, 2015, relative to the performance of the market index which is often used by our clients to compare the performance of the relevant investment strategy.

	Period Ended December 31, 2015[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Expanded Value (July 2012)
Annualized Gross Returns	15.2%	N/A	14.8%	(4.7)%
Annualized Net Returns	15.0%	N/A	14.6%	(4.9)%
Russell 1000® Value Index	13.6%	N/A	13.1%	(3.8)%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	6.5%	10.3%	14.1%	(6.1)%
Annualized Net Returns	6.0%	9.8%	13.7%	(6.4)%
Russell 1000® Value Index	6.0%	11.3%	13.1%	(3.8)%
Global Focused Value (January 2004)
Annualized Gross Returns	4.7%	7.1%	9.8%	(5.7)%
Annualized Net Returns	3.9%	6.4%	9.1%	(6.3)%
MSCI World Index – Net/U.S.$[2]	6.1%	7.6%	9.6%	(0.9)%
International (ex-U.S.) Expanded Value (November 2008)
Annualized Gross Returns	11.2%	5.4%	6.6%	(1.6)%
Annualized Net Returns	10.9%	5.1%	6.3%	(1.8)%
MSCI EAFE Index – Net/U.S.$[2]	7.7%	3.6%	5.0%	(0.8)%

Focused Value (January 1996)
Annualized Gross Returns	10.5%	11.2%	14.8%	(5.6)%
Annualized Net Returns	9.7%	10.5%	14.1%	(6.2)%
Russell 1000® Value Index	8.5%	11.3%	13.1%	(3.8)%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	(1.1)%	(4.1)%	(5.8)%	(15.6)%
Annualized Net Returns	(1.9)%	(4.7)%	(6.4)%	(16.3)%
MSCI Emerging Markets Index – Net/U.S.$[2]	(3.1)%	(4.8)%	(6.8)%	(14.9)%
Global Expanded Value (January 2010)
Annualized Gross Returns	8.0%	7.5%	10.0%	(3.6)%
Annualized Net Returns	7.7%	7.1%	9.7%	(4.0)%
MSCI World Index – Net/U.S.$[2]	8.3%	7.6%	9.6%	(0.9)%
Mid Cap Expanded Value (April 2014)
Annualized Gross Returns	1.7%	N/A	N/A	(2.0)%
Annualized Net Returns	1.5%	N/A	N/A	(2.3)%
Russell Mid Cap® Value Index	2.2%	N/A	N/A	(4.8)%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	13.8%	11.7%	16.3%	(0.2)%
Annualized Net Returns	12.6%	10.6%	15.1%	(1.2)%
Russell 2000® Value Index	9.3%	7.7%	9.1%	(7.5)%
International (ex-US) Focused Value (January 2004)
Annualized Gross Returns	5.8%	5.6%	6.2%	(2.2)%
Annualized Net Returns	4.9%	4.9%	5.6%	(2.6)%
MSCI EAFE Index – Net/U.S.$[2]	5.2%	3.6%	5.0%	(0.8)%
European Focused Value (August 2008)
Annualized Gross Returns	4.3%	5.5%	5.3%	(3.6)%
Annualized Net Returns	3.9%	5.1%	5.0%	(4.0)%
MSCI Europe Index – Net/U.S.$[2]	1.0%	3.9%	4.5%	(2.8)%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	12.6%	13.6%	15.2%	(2.7)%
Annualized Net Returns	11.8%	12.8%	14.5%	(3.3)%
Russell Mid Cap® Value Index	10.1%	11.3%	13.4%	(4.8)%

(1)	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

(2)	Net of applicable withholding taxes and presented in U.S.$.

Large Cap Expanded Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn generally from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At December 31, 2015, the Large Cap Expanded Value strategy generated a one-year annualized gross return of (4.7)%, underperforming its benchmark. The underperformance was broad based and primarily driven by our stock selection in the consumer discretionary, technology, and producer durables sectors, which was partially offset by certain positions in the energy and health care sectors.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn generally from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At December 31, 2015, the Large Cap Focused Value strategy generated a one-year annualized gross return of (6.1)%, underperforming its benchmark. The underperformance was primarily driven by our overweight position and stock selection in both the consumer discretionary and technology sectors.

Global Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn generally from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At December 31, 2015, the Global Focused Value strategy generated a one-year annualized gross return of (5.7)%, underperforming its benchmark. This underperformance was broad based and primarily driven by our stock selection and overweight positions in the energy sector, along with certain positions in the consumer discretionary, technology and consumer staples sectors.

International (ex-U.S.) Expanded Value.  This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn generally from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At December 31, 2015, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of (1.6)%, underperforming its benchmark. The top contributors to relative underperformance were our overweight position in the energy sector and stock selection in the health care sectors, partially offset by certain positions in the financial services sector.

Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn generally from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At December 31, 2015, the Focused Value strategy generated a one-year annualized gross return of (5.6)%, underperforming its benchmark. The underperformance was driven by our stock selection in the consumer discretionary and producer durables sectors.

Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn generally from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At December 31, 2015, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of (15.6)%, underperforming its benchmark. The main contributors to this underperformance include holdings across a diverse range of industries, specifically certain positions in the industrials, materials, and energy sectors and certain Korean and Brazilian stocks. This underperformance was partially offset by our stock selection in the consumer discretionary and financial services sectors.

Global Expanded Value.  This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn generally from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At December 31, 2015, the Global Expanded Value strategy generated a one-year annualized gross return of (3.6)%, underperforming its benchmark. This underperformance was primarily driven by our stock selection in the consumer discretionary and technology sectors.

Mid Cap Expanded Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn generally from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in April 2014. At December 31, 2015, the Mid Cap Expanded Value strategy generated a one-year annualized gross return of (2.0)%, outperforming its benchmark. This outperformance was primarily driven by certain positions in the materials and processing and financial services sectors as well as our stock selection and overweight exposure in the technology sector.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn generally from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At December 31, 2015, the Small Cap Focused Value strategy generated a one-year annualized gross return of (0.2)%, outperforming its benchmark. A broad number of holdings across a diverse range of industries contributed to this outperformance, specifically certain stocks in the financial services and materials sectors. This outperformance was partially offset by certain stocks in the consumer discretionary sector and our overweight position in the producer durables sector.

International (ex-U.S.) Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn generally from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004. At December 31, 2015, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of (2.2)%, underperforming its benchmark. This underperformance was driven by our overweight position in the energy sector and lack of exposure to the health care sector, partially offset by certain stocks in the financial services sector.

European Focused Value. This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn generally from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At December 31, 2015, the European Focused Value strategy generated a one-year annualized gross return of

(3.6)%, underperforming its benchmark. This underperformance was driven primarily by our stock selection and overweight position in the energy sector and our lack of exposure to the health care sector, partially offset by certain stocks in the financial services sector.

Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn generally from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At December 31, 2015, the Mid Cap Focused Value strategy generated a one-year annualized gross return of (2.7)%, outperforming its benchmark. Materials holdings were the largest contributors to this outperformance. The outperformance was also driven by positioning in the financial services sector, partially offset by certain stocks in the consumer discretionary sector.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional accounts and our retail accounts for the years ended December 31, 2015, 2014, and 2013 is described below. Inflows are composed of the investment of new or additional assets by new or existing clients. Outflows consist of redemptions of assets by existing clients.

	For the Years Ended December 31,
Assets Under Management	2015	2014	2013
	(in billions)
Institutional Accounts
Assets
Beginning of Period	$15.6	$15.4	$11.2
Inflows	3.2	2.8	1.9
Outflows	(3.0)	(3.0)	(2.0)
Net Flows	0.2	(0.2)	(0.1)
Market Appreciation/(Depreciation)	(0.9)	0.4	4.3
End of Period	$14.9	$15.6	$15.4
Retail Accounts
Assets
Beginning of Period Assets	$12.1	$9.6	$5.9
Inflows	1.2	3.3	2.3
Outflows	(1.7)	(1.7)	(1.2)
Net Flows	(0.5)	1.6	1.1
Market Appreciation/(Depreciation)	(0.5)	0.9	2.6
End of Period	$11.1	$12.1	$9.6
Total
Assets
Beginning of Period	$27.7	$25.0	$17.1
Inflows	4.4	6.1	4.2
Outflows	(4.7)	(4.7)	(3.2)
Net Flows	(0.3)	1.4	1.0
Market Appreciation/(Depreciation)	(1.4)	1.3	6.9
End of Period	$26.0	$27.7	$25.0

During the year ended December 31, 2015, our AUM decreased $1.7 billion, or 6.1%, from $27.7 billion at December 31, 2014. This decrease is primarily due to market depreciation during the year ended December 31, 2015.

At December 31, 2015, we managed $14.9 billion in institutional accounts and $11.1 billion in retail accounts, for a total of $26.0 billion in assets. For the year ended December 31, 2015, we experienced total gross outflows of $4.7 billion and $1.4 billion in market depreciation, which were partially offset by total gross inflows of $4.4 billion. Assets in institutional accounts decreased by $0.7 billion, or 4.5%, from $15.6 billion at December 31, 2014, due to $3.0 billion in gross outflows and $0.9 billion in market depreciation, partially offset by $3.2 billion in gross inflows. Assets in retail accounts decreased by $1.0 billion, or 8.3%, from $12.1 billion at December 31, 2014 as a result of $1.7 billion in gross outflows and $0.5 billion in market depreciation, partially offset by $1.2 billion in gross inflows.

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

At December 31, 2013, we managed $15.4 billion in institutional accounts and $9.6 billion in retail accounts, for a total of $25.0 billion in assets. For the year ended December 31, 2013, we experienced market appreciation of $6.9 billion and total gross inflows of $4.2 billion, which were partially offset by gross outflows of $3.2 billion. Assets in institutional accounts increased by $4.2 billion, or 37.5%, from $11.2 billion at December 31, 2012 due to $4.3 billion in market appreciation and $1.9 billion in gross inflows, partially offset by $2.0 billion in gross outflows. Assets in retail accounts increased by $3.7 billion, or 62.7%, from $5.9 billion at December 31, 2012, as a result of $2.6 billion in market appreciation and $2.3 billion in gross inflows, partially offset by $1.2 billion in gross outflows.

Revenues

Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three years ended December 31, 2015 is described below:

	For the Years Ended December 31,
Revenue	2015	2014	2013
	(in thousands)
Institutional Accounts	$85,964	$82,805	$75,783
Retail Accounts	30,643	29,706	19,986
Total	$116,607	$112,511	$95,769

Year Ended December 31, 2015 versus December 31, 2014

Our total revenue increased $4.1 million, or 3.6%, to $116.6 million for the year ended December 31, 2015 from $112.5 million for the year ended December 31, 2014. This change was driven primarily by an increase in average assets. For the years ended December 31, 2015 and 2014, average assets were $27.4 billion and $26.2 billion, respectively. This increase in average assets was driven by net inflows and market appreciation during late 2014 and into 2015.

Our weighted average fee rates were 0.426% and 0.430% for the years ended December 31, 2015 and 2014, respectively. Average assets in institutional accounts increased 5.4% to $15.7 billion for the year ended December 31, 2015, from $14.9 billion for the year ended December 31, 2014, and had weighted average fees of 0.549% and 0.555% for the years ended December 31, 2015 and 2014, respectively. Weighted-average fee rates decreased primarily due to a higher mix of assets in our expanded products and larger relationships, which generally carry lower fee rates. Average assets in retail accounts increased 3.5% to $11.7 billion for the year ended December 31, 2015, from $11.3 billion for the year ended December 31, 2014, and had weighted average fees of 0.261% and 0.264% for the years ended December 31, 2015 and 2014, respectively. The decrease in weighted average fees in retail accounts was due primarily to the addition of assets in our expanded value strategies which generally carry lower fee rates, partially offset by an increase in retail performance fees recognized during 2015.

Year Ended December 31, 2014 versus December 31, 2013

Our total revenue increased $16.7 million, or 17.5%, to $112.5 million for the year ended December 31, 2014, from $95.8 million for the year ended December 31, 2013. This change was driven primarily by an increase in average assets. For the years ended December 31, 2014 and 2013, average assets were $26.2 billion and $21.0 billion, respectively. The increase in average assets was driven by market appreciation and net inflows during 2014.

Our weighted average fee rates were 0.430% and 0.456% for the years ended December 31, 2014 and 2013, respectively. This decrease was primarily due to a shift in mix towards our expanded products and larger relationships as well as a shift in mix between our institutional and retail strategies, which generally carry lower fees. For the year ended December 31, 2014, average assets in our institutional and retail strategies were 56.9% and 43.1%, respectively, of total average AUM. For the year ended December 31, 2013, average assets in our institutional and retail strategies were 62.4% and 37.6%. Average assets in institutional accounts increased $1.8 billion, or 13.7%, to $14.9 billion for the year ended December 31, 2014, from $13.1 billion for the year ended December 31, 2013, and had weighted average fees of 0.555% and 0.580% for the years ended December 31, 2014 and 2013, respectively. Weighted-average fee rates decreased primarily due to a higher mix of assets in our expanded products and larger relationships, which generally carry lower fee rates, as well as a decrease in institutional performance fees recognized during 2014. Average assets in retail accounts increased $3.4 billion, or 43.0%, to $11.3 billion for the year ended December 31, 2014, from $7.9 billion for the year ended December 31, 2013, and had weighted average fees of 0.264% and 0.252% for the years ended December 31, 2014 and 2013, respectively. The increase in weighted average fees in retail accounts was due primarily to an increase in retail performance fees recognized during 2014 as well as the addition of assets in strategies which generally carry higher fee rates.

Expenses

Our operating expense is driven primarily by our compensation costs. The table below describes the components of our operating expense for the years ended December 31, 2015, 2014, and 2013.

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cash Compensation and Other Benefits	$35,431	$32,396	$31,374
Other Non-Cash Compensation	11,092	8,877	5,448
Total Compensation and Benefits Expense	46,523	41,273	36,822
General and Administrative Expense	14,667	10,285	8,099
Total Operating Expenses	$61,190	$51,558	$44,921

Year Ended December 31, 2015 versus December 31, 2014

Total operating expenses increased by $9.6 million, or 18.7%, to $61.2 million for the year ended December 31, 2015, from $51.6 million for the year ended December 31, 2014.

Compensation and benefits expense increased by $5.3 million, or 12.7%, to $46.5 million for the year ended December 31, 2015, from $41.3 million for the year ended December 31, 2014. This increase reflects an increase in both cash and non-cash compensation and headcount. We would expect non-cash compensation expense in subsequent years to depend on the size and composition of awards granted under our equity incentive plans.

General and administrative expense increased by $4.4 million, or 42.6%, to $14.7 million for the year ended December 31, 2015, from $10.3 million for the year ended December 31, 2014. General and administrative expense in 2015 includes $1.8 million in losses and expenses we do not expect to recur, associated with the exit from, and retirement of certain assets at our former corporate headquarters. During the year ended December 31, 2014, general and administrative expenses included $0.4 million of such expenses. Excluding the impact of these non-recurring expenses, general and administrative expenses increased by approximately $3.0 million, or 30.3%. This increase reflects an increase in depreciation associated with our new headquarters, costs incurred in connection with new business initiatives and other operational expenses.

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

General and administrative expense increased by $2.2 million, or 27.0%, to $10.3 million for the year ended December 31, 2014, from $8.1 million for the year ended December 31, 2013. This increase includes $0.6 million of expenses paid for our mutual funds that were launched in 2014. We contractually agreed to waive a portion or all of our management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. During 2014, we also entered into an operating lease agreement for our new corporate headquarters. The term of the lease commenced in October 2014 and we moved to our new corporate headquarters during the first half of 2015. General and administrative expense in the fourth quarter of 2014 includes $0.4 million in lease expenses associated with our new corporate headquarters as well as $0.4 million lease expenses associated with our current headquarters that we did not expect to recur after we moved to our new corporate headquarters. The remainder of the increase in general and administrative expense is primarily due to an increase in business activities during 2014.

Other Expense

Year Ended December 31, 2015 versus December 31, 2014

Other expense was $3.3 million for the year ended December 31, 2015, and consisted primarily of $3.3 million in losses and other investment income and $0.4 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.8 million in interest and dividend income. Other expense was $4.0 million for the year ended December 31, 2014, and consisted primarily of $4.2 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.4 million in interest and dividend income. As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders. The $3.3 million year-over-year change in losses and other investment income was due to investment performance.

Year Ended December 31, 2014 versus December 31, 2013

Other expense was $4.0 million for the year ended December 31, 2014, and consisted primarily of $4.2 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.4 million in interest and dividend income. Other expense was $1.8 million for the year ended December 31, 2013, and consisted primarily of $4.5 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $2.4 million of net realized and unrealized gain from investments and $0.3 million in interest and dividend income. As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders. The $2.4 million year-over-year change in net realized and unrealized gains was due to investment performance.

Income Tax Expense

For the years ended December 31, 2015, 2014, and 2013, components of income tax expense are as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Unincorporated and Other Business Tax Expenses	$2,228	$2,953	$2,434
Corporate Tax Expense:
Corporate Income Tax Expense	4,160	4,209	4,011
Change in the Valuation Allowance	(1,274)	(6,174)	(6,142)
Net Adjustment to Deferred Tax Asset	—	895	286
Total Corporate Tax Expense	2,886	(1,070)	(1,845)
Total Income Tax Expense	$5,114	$1,883	$589

Our results for the years ended December 31, 2015, 2014, and 2013 included the effects of adjustments related to our tax receivable agreement and the associated liability as well as non-recurring lease expenses discussed in “Expenses,” above. Details of corporate tax expenses excluding these items and reconciliations between our GAAP and non-GAAP corporate tax items are as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Corporate Tax Expense	$2,886	$(1,070)	$(1,845)
Effects of One Time Adjustments	132	31	—
Less: Change in the Valuation Allowance Associated with the Tax Receivable Agreement	847	6,005	5,710
Less: Net Adjustment to Deferred Tax Assets Associated with the Tax Receivable Agreement	—	(445)	(253)
Non-GAAP Corporate Income Tax Expense	$3,865	$4,521	$3,612

Our effective tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and adjustments related to non-recurring expenses recognized in operating expense in the fourth quarter of 2015, was 34.2%, 40.1%, and 38.9% for the years ended December 31, 2015, 2014, and 2013, respectively, and was determined as follows:

	For the Years Ended December 31,
	2015		2014		2013
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)		(in thousands)
Federal Corporate Tax	$3,843	34.0%	$3,830	34.0%	$3,159	34.0%
State and Local Taxes, Net of Federal Benefit	350	3.1%	827	7.3%	716	7.7%
Prior Period and Other Adjustments	(328)	(2.9)%	(136)	(1.2)%	(263)	(2.8)%
Non-GAAP Effective Taxes	$3,865	34.2%	$4,521	40.1%	$3,612	38.9%

A comparison of the GAAP effective tax rates for the years ended December 31, 2015, 2014, and 2013 is not meaningful due to the valuation allowance adjustments.

Year Ended December 31, 2015 versus December 31, 2014

Income tax expense increased $3.2 million, from $1.9 million for the year ended December 31, 2014, to $5.1 million for the year ended December 31, 2015. The 2015 and 2014 income tax expense included $1.3 million and $6.2 million, respectively, of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset. The 2014 income tax expense also reflected a $0.9 million adjustment associated with the net impact of the change in the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with a change in the effective tax rate and the prior year's final tax return. Exclusive of these adjustments, the remaining income tax expense for the year ended December 31, 2015 consisted of $2.2 million in operating company unincorporated and other business taxes, $4.2 million of corporate income taxes. On a similar basis, the remaining income tax expense for the year ended December 31, 2014 consisted of $3.0 million of operating company unincorporated business taxes and $4.2 million of corporate income taxes partially offset by a $0.2 million decrease in the valuation allowance. The decrease in operating company unincorporated and other business taxes reflects the full-year impact of tax sourcing and the move of New York City unincorporated business tax toward a one-factor, receipts only sourcing calculation.

Year Ended December 31, 2014 versus December 31, 2013

Income tax expense increased $1.3 million, from $0.6 million for the year ended December 31, 2013, to $1.9 million for the year ended December 31, 2014. The 2014 and 2013 income tax expense included $6.2 million and $6.1 million, respectively, of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset. The 2014 and 2013 income tax expense also reflects a $0.9 million and $0.3 million adjustment, respectively, associated with the net impact of the change in the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with the change in the effective tax rate and the prior year's final tax return. Exclusive of these adjustments, the remaining income tax expense for the year ended December 31, 2014 consisted of $3.0 million in operating company unincorporated business taxes, $4.2 million of corporate income taxes. On a similar basis, the remaining income tax expense for the year ended December 31, 2013 consisted of $2.4 million of operating company unincorporated business taxes and $4.0 million of corporate income taxes. The flat operating company unincorporated business tax reflects the $0.6 million tax benefit associated with the amendment of prior year tax returns to change the methodology for state and local receipts as well as the change in the current methodology for state and local receipts made during the first quarter of 2013, offset by an increase in taxable income. The increase in corporate income taxes primarily reflects the increase in net income.

Non-Controlling Interests

Year Ended December 31, 2015 versus December 31, 2014

Net income attributable to non-controlling interests was $39.3 million for the year ended December 31, 2015, and consisted of $41.6 million associated with our employees' and outside investors' approximately 78.8% weighted-average interest in the income of the operating company, partially offset by approximately $2.2 million associated with our consolidated subsidiaries' interest in the losses of our consolidated investment partnerships. Net income attributable to non-controlling interests was $46.9 million for the year ended December 31, 2014, and consisted of $47.0 million associated with our employees’ and outside investors’ approximately 80.6% weighted-average interest in the income of the operating company, and approximately $0.1 million associated with our consolidated subsidiaries’ interest in the losses of our consolidated investment partnerships. The change in net income attributable to non-controlling interests reflects primarily the increase in operating expenses, which had a corresponding negative impact on operating company net income. This decrease also reflects a decrease in the performance in our consolidated investment partnerships in 2015 compared to 2014.

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

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through the cash generated by our operations. Distributions to members of our operating company are our largest use of cash. Other activities include purchases and sales of investments to fund our deferred compensation program, capital expenditures and strategic growth initiatives such as providing the seed investments in our mutual funds.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations. As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world. Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM. For the year ended December 31, 2015, our average AUM and revenues increased by 4.6% and 3.6%, respectively, compared to our average AUM and revenues for the year ended December 31, 2014. At December 31, 2015, our cash and cash equivalents was $35.4 million, inclusive of $3.7 million in cash held by our consolidated subsidiaries. Advisory fees receivable was $22.2 million. We also had approximately $8.4 million in investments set aside to satisfy our obligations under our deferred compensation program.

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

We anticipate that tax allocations and dividend equivalent payments to the members of our operating company, which consists of certain of our employees, unaffiliated persons, former employees, and us, will continue to be a material financing activity. Cash distributions to operating company members for partnership tax allocations would increase should the taxable income of the operating company increase. Dividend equivalent payments will depend on our dividend policy and the discretion of our Board of Directors, as discussed below.

We believe that our lack of long-term debt, and ability to vary cash compensation levels, have provided us with an appropriate degree of flexibility in providing for our liquidity needs.

Dividend Policy

As we are a holding company and have no material assets other than our ownership of membership interests in our operating company, we depend upon distributions from our operating company to pay any dividends that our Board of Directors may declare to be paid to our Class A common stockholders. When, and if, our Board of Directors declares any such dividends, we then cause our operating company to make distributions to us in an amount sufficient to cover the dividends declared. Our dividend policy has certain risks and limitations, particularly with respect to liquidity. We may not pay dividends to our Class A common shareholders in amounts that have been paid to them in the past, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends. To the extent we do not have cash on hand sufficient to pay dividends in the future, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

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

Tax Receivable Agreement

Our purchase of membership units of our operating company concurrent with our IPO, and the subsequent and future exchanges by holders of Class B units of our operating company for shares of our Class A common stock (pursuant to the exchange rights provided for in the operating company’s operating agreement), has resulted in, and is expected to continue to result in, increases in our share of the tax basis of the tangible and intangible assets of our operating company, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions have reduced, and are expected to continue to reduce, the amount of cash taxes that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the current members of our operating company, the one member of our operating company immediately prior to our initial public offering who sold all of its membership units to us in connection with our initial public offering, and any future holders of Class B units, that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as described in the tax receivable agreement) as a result of the increases in tax basis described above and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Cash Flows

Year Ended December 31, 2015 versus December 31, 2014

Cash and Cash Equivalents decreased $3.7 million to $35.4 million in 2015 compared to $39.1 million in 2014. Net cash provided by operating activities increased $2.0 million in 2015 to $57.4 million from $55.4 million in 2014. The increase primarily reflects changes in operating assets and liabilities and working capital, partially offset by a decrease in net income.

Net cash used in investing activities was $6.2 million in 2015 compared to $2.6 million used in 2014. The $3.6 million increase was primarily attributable to a $4.2 million increase in purchases of property and equipment related to our new corporate headquarters and a $1.0 million increase in payments to related parties associated with loans made to employees during 2015, which were partially offset by a $1.6 million increase in net proceeds from the sale of investments associated primarily with the redemption of seed capital in the Pzena Mutual Funds during 2015.

Net cash used in financing activities increased $7.1 million in 2015 to $54.9 million from $47.8 million in 2014. This increase is primarily due to a $4.3 million decrease in contributions from non-controlling interests, a $3.4 million increase in the repurchase and retirement of Class A common stock and Class B units, and a $1.2 million increase in cash dividends paid during 2015. These increases in cash used were partially offset by $1.7 million in cash received for the exercise of options and $0.4 million in units sold under our equity incentive plan during 2015.

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

Net cash used in investing activities was $2.6 million in 2014 compared to $1.8 million used in 2013. The $0.8 million increase was primarily attributable to a $1.9 million increase in purchases of property and equipment related to our new corporate headquarters and a $1.0 million net increase in purchases in investments associated primarily with the incubation of new products in 2014.

Net cash used in financing activities increased $6.2 million in 2014 to $47.8 million from $41.5 million in 2013. This increase is primarily due to a $11.6 million increase in distributions to non-controlling interests. The increase in these distributions primarily reflects increased tax allocations associated with increased taxable income in 2014 and dividend distributions to members of our operating company. Net cash used in financing activities in 2014 also reflects a $1.5 million increase in cash dividends paid during 2014. These increases were partially offset by a $4.8 million increase in contributions from non-controlling interests primarily reflecting contributions into our consolidated subsidiaries and a $1.8 million decrease in the repurchase and retirement of Class A common stock, Class B units, and Class B unit options during 2014.

Contractual Obligations

The following table sets forth information regarding our consolidated contractual obligations as of December 31, 2015.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating Lease Expenses, Net of Sublease Rental Income	$19,042	$1,604	$3,583	$5,938	$7,917
Total	$19,042	$1,604	$3,583	$5,938	$7,917

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015.

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

Consolidation

Our policy is to consolidate all majority-owned subsidiaries in which we have a controlling financial interest and variable-interest entities of which we are deemed to be the primary beneficiary. We also consolidate non-variable-interest entities which we control as the general partner or managing member. We assess our consolidation practices regularly, as circumstances dictate. All significant inter-company transactions and balances have been eliminated through consolidation.

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

Tax benefits related to stock option windfall deductions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. We will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-In Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. During the years ended December 31, 2015 and 2014, we had approximately $0.4 million and $0.2 million, respectively, in tax benefits associated with stock- and unit-based awards that we were not able to recognize. This amount is reflected as an unrecognized tax benefit.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2, "Significant Accounting Policies — Recently Issued Accounting Pronouncements Not Yet Adopted" to the consolidated financial statements beginning on page F-9 of this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the institutional separate accounts we manage and the retail clients for which we act as sub-investment adviser.

Our revenue for the three years ended December 31, 2015 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange rates and equity prices. Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

The value of our AUM was $26.0 billion as of December 31, 2015. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our investment strategies, products, and client relationships, would cause an annualized increase or decrease in our revenues of approximately $10.6 million at our current weighted average fee rate excluding the impact of performance fees of 0.409%. There are differences in our fee rates across distribution channels, investment strategies and the size of client relationships. As such, a change in the composition of our AUM, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted average fee rates and thus different impact to revenues on the same 10% increase or decrease in the value of our AUM.

We are also subject to market risk due to a decline in the value of our holdings, consisting primarily of the holdings of our consolidated subsidiaries, which as of December 31, 2015 consist primarily of marketable securities, investments in equity method investees, and securities sold short. At December 31, 2015, the fair value of our assets subject to market risk was $27.5 million. At December 31, 2015, the fair value of our liabilities subject to market risk was $2.2 million. Assuming a 10% increase or decrease, the fair value of these assets and liabilities would increase or decrease by $2.8 million and $0.2 million, respectively, at December 31, 2015.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts that we manage, thereby affecting the amount of revenues we earn. The value of our AUM was $26.0 billion as of December 31, 2015 and approximately 28% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 34% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we do not hedge an investment portfolio’s exposure to a non-U.S. currency.

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming that 34% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $0.9 billion, which would cause an annualized increase or decrease in revenues of approximately $3.6 million at our current weighted average fee rate excluding the impact of performance fees of 0.409%.

We operate in several foreign countries, but mainly in the United Kingdom. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, although our revenues are predominately realized in U.S. dollar. We do not believe that foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

As of December 31, 2015, our $35.4 million in cash and cash equivalents was primarily held in demand deposit accounts. As such, interest rate changes would not have a material impact on the income we earn from these deposits. In addition, the Company does not have any debt, and as a result does not have any direct exposure to interest rate risk at December 31, 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto begin on page F-4 of this Annual Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

During the course of their review of our consolidated financial statements as of December 31, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report have issued an audit report on our internal control over financial reporting. This report appears on page F-3 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the proposal “Election of Directors” and under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Other Matters" in the Company’s 2016 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2015 in connection with the solicitation of proxies for the Company’s 2016 annual meeting of shareholders and is incorporated herein by reference ("Company's 2016 Proxy Statement").

The Company has a code of ethics, “Code of Business Conduct and Ethics”, that applies to all employees, including the Company’s principal executive officer and principal financial officer, as well as to the members of the Board of Directors of the Company. The code is available at www.pzena.com. The Company intends to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or the New York Stock Exchange.

Pursuant to Regulation S-K Item 401(b), the information required by this Item regarding our executive officers is reported in "Item 1, Business — Our Executive Officers" in this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the headings “Executive Compensation” and "Director Compensation" in the Company’s 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the heading “Security Ownership of Principal Stockholders and Management” and under the proposals "Ratification of the Amendment to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan" and "Ratification of the Amendment to the Pzena Investment Management, LLC Amended and Restated Bonus Plan" in the Company’s 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Related Party Transactions” and under the subheading “Director Independence” under the proposal "Election of Directors” in the Company’s 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the proposal “Ratification of Independent Auditors” in the Company’s 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

1.	Financial Statements

2.	Financial Statement Schedules

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

Exhibit	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Pzena Investment Management, Inc., effective as of October 30, 2007(1)
3.2	Second Amended and Restated Bylaws of Pzena Investment Management, Inc., effective as of January 15, 2016(2)
4.1	Form of Pzena Investment Management, Inc. Class A Common Stock Certificate(3)
4.2	Form of Exchange Rights of Class B Members(3)
4.3	Resale and Registration Rights Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Holders named on the signature pages thereto(1)
4.4	Class B Stockholders’ Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Stockholders named on the signature pages thereto(1)
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

10.3	Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan(17)
10.4	Pzena Investment Management, LLC Amended and Restated Bonus Plan, as amended, dated as of October 21, 2008(4)
10.5	Pzena Investment Management, Inc. 2007 Equity Incentive Plan, as amended, dated as of May 19, 2009(5)
10.6	Lease, dated as of February 4, 2003, between Magnolia Associates, Ltd. and Pzena Investment Management, LLC, and the amendments thereto dated as of March 31, 2005 and October 31, 2006(6)
10.7	Agreement of Sublease, dated November 4, 2011, between Pzena Investment Management, LLC together, as Sublessor and Perimeter Internetworking Corp, as Sublessee(7)

Exhibit	Description of Exhibit
10.8	Executive Employment Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and Richard S. Pzena(1)
10.9	Executive Employment Agreement for John P. Goetz, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and John P. Goetz(1)
10.10
Amended and Restated Executive Employment Agreement for William L. Lipsey, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and William L. Lipsey(1)

10.11	Indemnification Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard S. Pzena(1)
10.12	Indemnification Agreement for Steven M. Galbraith, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Steven M. Galbraith(1)
10.13	Indemnification Agreement for Joel M. Greenblatt, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Joel M. Greenblatt(1)
10.14	Indemnification Agreement for Richard P. Meyerowich, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard P. Meyerowich(1)
10.15	Indemnification Agreement for Myron E. Ullman, III, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Myron E. Ullman, III(1)
10.16	Indemnification Agreement for Ronald W. Tysoe, dated as of December 11, 2008, by and among Pzena Investment Management, Inc. and Ronald W. Tysoe(8)
10.17	Indemnification Agreement for John P. Goetz, dated as of May 17, 2011, by and among Pzena Investment Management, Inc. and John P. Goetz(7)
10.18	Indemnification Agreement for William L. Lipsey, dated as of May 17, 2011, by and among Pzena Investment Management, Inc. and William L. Lipsey(7)
10.19	Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan, dated as of July 21, 2009 (9)
10.20
Amendment, effective March 24, 2010, to Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. as the Managing Member of Pzena Investment Management, LLC and those Class B members whose signatures are affixed thereto(10)

10.21
Amendment, dated as of March 5, 2012, to Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. as the Managing Member of Pzena Investment Management, LLC and those Class B members whose signatures are affixed thereto(7)

10.22
Amendment to Executive Employment Agreement for Richard S. Pzena, dated as of November 1, 2012, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC, and Richard S. Pzena(11)

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

10.26	Indemnification Agreement for Charles D. Johnston, dated as of February 5, 2014, by and among Pzena Investment Management, Inc. and Charles D. Johnston (13)
10.27	Lease, dated as of June 13, 2014, between Mutual of America Life Insurance Company, as Landlord and Pzena Investment management, LLC, as Tenant (14)
10.28	Amendment No. 3 to Pzena Investment Management, LLC Amended and Restated Operating Agreement, dated November 1, 2014 (15)
10.29	Amendment to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan, dated December 2, 2014 (15)
10.30	Amendment to the Pzena Investment Management, LLC Amended and Restated Bonus Plan, dated December 2, 2014 (15)
10.31	Form of Unit-Based Award Agreement for Phantom Class B Units (15)
10.32	Form of Class B Unit Agreement - Delayed Exchange (15)
10.33	Form of Class B Unit-Based Agreement for Phantom Class B Units - Revised December, 2015 (filed herewith)
10.34	Form of Class B Unit Agreement - Delayed Exchange - Revised December, 2015 (filed herewith)

Exhibit	Description of Exhibit
14.1	Code of Business Conduct and Ethics, effective as of October 25, 2007, amended as of January 16, 2009(16)
14.2	Code of Ethics for Senior Financial Officers(10)
21.1	List of Subsidiaries of Pzena Investment Management, Inc. (filed herewith)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101
Materials from the Pzena Investment Management, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations,
(iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and
(vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail
(furnished herewith)

(1)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 5, 2007 (SEC File No. 001-33761).

(2)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2016 (SEC File No. 001-33761).

(3)
Previously filed as an exhibit to Amendment No. 4 of the Registration Statement on Form S-1 (No. 333-143660) of Pzena Investment Management, Inc., which was filed with the Securities and Exchange Commission on October 22, 2007.

(4)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2008 (SEC File No. 001-33761).

(5)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009 (SEC File No. 001-33761).

(6)
Previously filed as an exhibit to Amendment No. 1 of the Registration Statement on Form S-1 (No. 333-143660) of Pzena Investment Management, Inc., which was filed with the Securities and Exchange Commission on July 10, 2007.

(7)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (SEC File No. 001-33761).

(8)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008 (SEC File No. 001-33761).

(9)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (SEC File No. 001-33761).

(10)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010 (SEC File No. 001-33761).

(11)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2012 (SEC File No. 001-33761).

(12)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2013 (SEC File No. 001-33761).

(13)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2014 (SEC File No. 001-33761).

(14)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2014 (SEC File No. 001-33761).

(15)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015 (SEC File No. 001-33761)

(16)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009 (SEC File No. 001-33761).

(17)	Previously filed as an attachment to our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 17, 2013 (SEC File No. 001-33761).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pzena Investment Management, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2016
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

SIGNATURE	TITLE	DATE

/s/ Richard S. Pzena	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 11, 2016
Richard S. Pzena
/s/ Gary J. Bachman	Chief Financial Officer (principal financial and accounting officer)	March 11, 2016
Gary J. Bachman
/s/ John P. Goetz	Director	March 11, 2016
John P. Goetz
/s/ William L. Lipsey	Director	March 11, 2016
William L. Lipsey
/s/ Steven M. Galbraith	Director	March 11, 2016
Steven M. Galbraith
/s/ Joel M. Greenblatt	Director	March 11, 2016
Joel M. Greenblatt
/s/ Richard P. Meyerowich	Director	March 11, 2016
Richard P. Meyerowich
/s/ Charles D. Johnston	Director	March 11, 2016
Charles D. Johnston

INDEX TO FINANCIAL STATEMENTS OF
PZENA INVESTMENT MANAGEMENT, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Pzena Investment Management, Inc.:
We have audited the accompanying consolidated statements of financial condition of Pzena Investment Management, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pzena Investment Management, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pzena Investment Management, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/KPMG LLP
New York, New York
March 11, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Pzena Investment Management, Inc.:
We have audited Pzena Investment Management, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pzena Investment Management, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Pzena Investment Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Pzena Investment Management, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/KPMG LLP
New York, New York
March 11, 2016

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	December 31, 2015	December 31, 2014
ASSETS
Cash and Cash Equivalents	$35,417	$39,109
Restricted Cash	3,552	2,810
Due from Broker	297	94
Advisory Fees Receivable	22,248	22,939
Investments	27,452	27,945
Receivable from Related Parties	1,054	107
Other Receivables	589	647
Prepaid Expenses and Other Assets	802	845
Deferred Tax Assets, Net of Valuation Allowance of $53,968 and $44,239, respectively	14,995	14,618
Property and Equipment, Net of Accumulated Depreciation of $1,202 and $3,072, respectively	7,903	2,772
TOTAL ASSETS	$114,309	$111,886
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$7,885	$5,974
Due to Broker	30	698
Securities Sold Short, at Fair Value	2,231	1,572
Liability to Selling and Converting Shareholders	15,075	15,358
Deferred Compensation Liability	2,896	2,211
Lease Liability	—	354
Other Liabilities	730	686
TOTAL LIABILITIES	28,847	26,853
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 15,218,355 and 13,044,719 Shares Issued and Outstanding in 2015 and 2014, respectively)	152	130
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 52,089,472 and 52,891,939 Shares Issued and Outstanding in 2015 and 2014 respectively)	—	—
Additional Paid-In Capital	5,819	8,007
Retained Earnings	12,453	10,264
Accumulated Other Comprehensive Loss	(2)	—
Total Pzena Investment Management, Inc.'s Equity	18,422	18,401
Non-Controlling Interests	67,040	66,632
TOTAL EQUITY	85,462	85,033
TOTAL LIABILITIES AND EQUITY	$114,309	$111,886

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Years Ended December 31,
	2015	2014	2013
REVENUE	$116,607	$112,511	$95,769
EXPENSES
Compensation and Benefits Expenses	46,523	41,273	36,822
General and Administrative Expenses	14,667	10,285	8,099
TOTAL OPERATING EXPENSES	61,190	51,558	44,921
Operating Income	55,417	60,953	50,848
OTHER INCOME/(EXPENSE)
Interest Income	40	71	112
Interest Expense	(21)	(8)	—
Dividend Income	734	337	211
(Losses)/ Gains and Other Investment Income	(3,344)	(49)	2,449
Change in Liability to Selling and Converting Shareholders	(423)	(4,168)	(4,468)
Other Expense	(286)	(219)	(125)
Total Other Expense	(3,300)	(4,036)	(1,821)
Income Before Income Taxes	52,117	56,917	49,027
Income Tax Expense	5,114	1,883	589
Net Income	47,003	55,034	48,438
Less: Net Income Attributable to Non-Controlling Interests	39,324	46,934	41,768
Net Income Attributable to Pzena Investment Management, Inc.	$7,679	$8,100	$6,670

Net Income for Basic Earnings per Share	$7,679	$8,100	$6,670
Basic Earnings per Share	$0.55	$0.64	$0.56
Basic Weighted Average Shares Outstanding	14,014,219	12,628,676	11,990,757

Net Income for Diluted Earnings per Share	$33,809	$35,685	$30,317
Diluted Earnings per Share	$0.50	$0.53	$0.45
Diluted Weighted Average Shares Outstanding[1]	68,126,786	67,797,524	66,759,840

Cash Dividends per Share of Class A Common Stock	$0.41	$0.35	$0.25
1 The Company issues restricted share of Class A common stock and restricted Class B units that have non-forfeitable dividend rights. Under the “two-class method,” these shares and units are considered participating securities and are required to be included in the computation of diluted earnings per share.

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
NET INCOME	$47,003	$55,034	$48,438
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	(10)	—	—
Total Other Comprehensive Loss	(10)	—	—
Comprehensive Income	46,993	55,034	48,438
Less: Comprehensive Income Attributable to Non-Controlling Interests	39,316	46,934	41,768
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$7,677	$8,100	$6,670

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2012	11,149,941	53,482,324	$111	$11,765	$—	$2,693	$33,397	$47,966
Unit Conversion	1,328,334	(1,328,334)	13	786	—	—	(680)	119
Amortization of Non-Cash Compensation	17,414	602,400	—	600	—	—	2,560	3,160
Directors' Shares	45,818	—	1	82	—	—	257	340
Net Income	—	—	—	—	—	6,670	41,768	48,438
Options Exercised	—	421,173	—	—	—	—	—	—
Repurchase and Retirement of Class A Common Stock	(383,450)	—	(4)	(2,410)	—	—	—	(2,414)
Repurchase and Retirement of Class B Units	—	(356,843)	—	(699)	—	—	(3,028)	(3,727)
Repurchase and Retirement of Class B Unit Options	—	—	—	(14)	—	—	(57)	(71)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	147	147
Distributions to Non-Controlling Interests	—	—	—	—		—	(32,537)	(32,537)
Class A Cash Dividends Declared and Paid ($0.25 per share)	—	—	—	—	—	(2,872)	—	(2,872)
Other	—	—	—	(360)	—	—	360	—
Balance at December 31, 2013	12,158,057	52,820,720	$121	$9,750	$—	$6,491	$42,187	$58,549
Unit Conversion	1,150,060	(1,150,060)	11	1,038	—	—	(858)	191
Amortization of Non-Cash Compensation	28,535	1,215,583	1	1,329	—	—	5,336	6,666
Directors' Shares	—	—	—	69	—	—	290	359
Net Income	—	—	—	—	—	8,100	46,934	55,034
Options Exercised	68,346	95,199	1	37	—	—	(38)	—
Repurchase and Retirement of Class A Common Stock	(360,279)	—	(4)	(3,492)	—	—	—	(3,496)
Repurchase and Retirement of Class B Units	—	(89,503)	—	(173)	—	—	(728)	(901)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	4,906	4,906
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(44,154)	(44,154)
Class A Cash Dividends Declared and Paid ($0.35 per share)	—	—	—	—	—	(4,327)	—	(4,327)
Effect of Deconsolidation	—	—	—	—	—	—	(37)	(37)
Effect of Consolidation	—	—	—	—	—	—	12,243	12,243
Other	—	—	—	(551)	—	—	551	—
Balance at December 31, 2014	13,044,719	52,891,939	$130	$8,007	$—	$10,264	$66,632	$85,033
Unit Conversion	2,772,171	(2,772,171)	28	2,745	—	—	(2,278)	495
Amortization of Non-Cash Compensation	29,677	1,510,626	—	1,848	—	—	6,344	8,192
Sale of Shares Under Equity Incentive Plan	—	78,093	—	87	—	—	285	372
Non-Cash Compensation Modification	—	(142,315)	—	(141)	—	—	(572)	(713)
Directors' Shares	—	—	—	82	—	—	310	392
Net Income	—	—	—	—	—	7,679	39,324	47,003
Foreign Currency Translation Adjustments	—	—	—	—	(2)	—	(8)	(10)
Options Exercised	962	715,706	—	333	—	—	1,355	1,688
Repurchase and Retirement of Class A Common Stock	(629,174)	—	(6)	(5,770)	—	—	—	(5,776)
Repurchase and Retirement of Class B Units	—	(192,406)	—	(407)	—	—	(1,619)	(2,026)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	597	597
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(44,295)	(44,295)
Class A Cash Dividends Declared and Paid ($0.41 per share)	—	—	—	—	—	(5,490)	—	(5,490)
Other	—	—	—	(965)	—	—	965	—
Balance at December 31, 2015	15,218,355	52,089,472	$152	$5,819	$(2)	$12,453	$67,040	$85,462
See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net Income	$47,003	$55,034	$48,438
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	789	224	178
Loss on Disposal of Fixed Assets	428	—	—
Non-Cash Compensation	11,092	8,877	5,523
Directors' Share Grants	392	359	315
Losses/ (Gains) and Other Investment Income	3,344	49	(2,449)
Foreign Currency Translation Adjustment	(10)	—	—
Lease Liability	862	—	—
Change in Liability to Selling and Converting Shareholders	423	4,168	4,468
Deferred Income Taxes	2,910	(1,055)	(1,849)
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	691	1,008	(9,321)
Due from Broker	(198)	(41)	(36)
Restricted Cash	(742)	(2,494)	714
Prepaid Expenses and Other Assets	69	(357)	(491)
Non-Cash Compensation Modification	(713)	—	—
Due to Broker	(668)	694	(18)
Subscriptions Receivable	—	7,000	—
Accounts Payable, Accrued Expenses, and Other Liabilities	(214)	(1,660)	(48)
Tax Receivable Agreement Payments	(3,512)	(2,668)	(2,024)
Change in Lease Liability	(1,216)	(424)	(425)
Purchases of Investments	(40,493)	(58,874)	(78,100)
Proceeds from Sale of Investments	37,193	45,572	79,582
Net Cash Provided by Operating Activities	57,430	55,412	44,457
INVESTING ACTIVITIES
Purchases of Investments	(8,669)	(2,494)	(1,558)
Proceeds from Sale of Investments	9,772	2,043	78
Payments to Related Parties	(947)	12	(36)
Purchase of Property and Equipment	(6,348)	(2,161)	(234)
Net Cash Used in Investing Activities	(6,192)	(2,600)	(1,750)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(5,776)	(3,496)	(2,414)
Repurchase and Retirement of Class B Units	(2,026)	(901)	(3,727)
Repurchase and Retirement of Class B Unit Options	—	—	(71)
Option Exercise	1,688	—	—
Sale of Shares under Equity Incentive Plan	372	—	—
Loan Proceeds	—	205	—
Distributions to Non-Controlling Interests	(44,295)	(44,154)	(32,537)
Contributions from Non-Controlling Interests	597	4,906	147
Dividends	(5,490)	(4,327)	(2,872)
Net Cash Used in Financing Activities	(54,930)	(47,767)	(41,474)
NET CHANGE IN CASH	$(3,692)	$5,045	$1,233
CASH AND CASH EQUIVALENTS — Beginning of Year	$39,109	$33,878	$32,645
Effect of Consolidation/ (Deconsolidation) of Affiliates	—	186	—
Net Change in Cash	(3,692)	5,045	1,233
CASH AND CASH EQUIVALENTS — End of Year	$35,417	$39,109	$33,878
Supplementary Cash Flow Information:
Income Taxes Paid	$1,031	$2,728	$2,502
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

The operating company is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of December 31, 2015, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company has consolidated the results of operations and financial condition of the following entities as of December 31, 2015:

Legal Entity	Type of Entity (Date of Formation)	Ownership at December 31, 2015
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (1/08/2015)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Mid Cap Focused Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	91.6%
Pzena Long/Short Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	82.7%
Pzena International Value Service, a series of the Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	50.2%
Pzena Emerging Markets Focused Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	16.8%
Pzena Investment Funds Trust, Pzena Large Cap Value Fund	Massachusetts Trust (11/01/2002)	3.0%

Note 2 — Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations.  The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest.  Certain investment vehicles the operating company sponsors for which it is the investment adviser, are considered to be variable-interest entities (“VIEs”). The Company consolidates VIEs where the Company is deemed to be the primary beneficiary. The majority-owned subsidiaries in which the Company has a controlling financial interest and the VIEs for which the Company is deemed to be the primary beneficiary are collectively referred to as “consolidated subsidiaries.”  Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company.  All significant inter-company transactions and balances have been eliminated through consolidation.

On March 31, 2014, the operating company launched the Pzena Mid Cap Focused Value Fund, Pzena Long/Short Value Fund, and Pzena Emerging Markets Focused Value Fund, for each of which it acts as the investment adviser. These funds each meet the definition of VIE due to their series trust structure, as the shareholders of individual funds lack the ability to make decisions regarding the trustees and the key activities of the fund, because those abilities reside at the trust level. For purposes of consolidation, the Company believes it is the primary beneficiary when it, along with it's related parties and de-facto agents, owns a majority of the fund shares because the majority of the variability of the funds accrues to the Company. On March 31, 2014, the Company provided the initial cash investment for each fund in an effort to generate an investment performance track record to attract third-party investors and had an initial investment representing 100% of the ownership in each entity. As a result, the entities were

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Significant Accounting Policies (Continued)

consolidated with the Company as of March 31, 2014. On August 5, 2014, due to additional subscriptions into the Pzena Emerging Markets Focused Value Fund, the Company's ownership decreased to 42.9% and the entity was deconsolidated. However, as of December 19, 2014, as a result of a shift in equity ownership on that date, the Company was considered the primary beneficiary of the fund and the entity was reconsolidated. During the period when the Company was not considered the primary beneficiary of the Pzena Emerging Markets Focused Value Fund, it removed the related assets, liabilities and non-controlling interest from it's consolidated statement of financial condition, the related net investment income from its consolidated statement of operations, and classified the remaining investment as an equity method investment. The Pzena Emerging Markets Focused Value Fund, Pzena Mid Cap Focused Value Fund and Pzena Long/Short Value Fund will continue to be consolidated to the extent the Company has a majority ownership interest in them. At December 31, 2015, the aggregate of these funds' $18.6 million in net assets were included in the Company's consolidated statements of financial condition.

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC. The operating company is considered the primary beneficiary of this entity. At December 31, 2015, Pzena International Value Service’s $3.0 million in net assets were included in the Company’s consolidated statements of financial condition.

Pzena Investment Funds Trust, Pzena Large Cap Value Fund is a Massachusetts Trust in which a majority of the trustees are members of the executive committee of the operating company. A majority of the trustees do not hold equity investments in this trust. Since the holders of the equity investments in this partnership lack a controlling financial interest in it, this entity is deemed to be a VIE. The Company is considered the primary beneficiary of this VIE. At December 31, 2015, the Pzena Large Cap Value Fund’s $1.1 million in net assets were included in the Company’s consolidated statements of financial condition.

VIEs that are not consolidated continue to receive investment management services from the operating company and are private investment partnerships the operating company sponsors, through which it offers its Global Value and/or Non-U.S.Value strategies. The total net assets of these VIEs was approximately $390.1 million and $408.9 million at December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015, the operating company had a $1.7 million investment in one of these firm-sponsored vehicles held to satisfy the Company's obligations under its deferred compensation program but was not deemed to be primary beneficiary of the entity. At December 31, 2014, neither the Company nor the operating company were exposed to losses as a result of its involvement with these entities because neither had a direct investment in them.

Effective January 1, 2015, substantially all of the Company's investments in third party mutual funds, held to satisfy the Company's obligations under its deferred compensation program, were reallocated to Pzena strategies.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided. Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms. Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the assets under management. Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark. The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned. In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years. Performance fees are generally payable annually. Following the preferred method identified in the Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC"), such performance fee income is recorded at the conclusion of the

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Significant Accounting Policies (Continued)

contractual performance period, when all contingencies are resolved. For the years ended December 31, 2015, 2014, and 2013, the Company recognized approximately $4.5 million, $3.8 million and $3.9 million, respectively, in performance fee income.

Cash and Cash Equivalents:

At December 31, 2015 and 2014, cash and cash equivalents was $35.4 million and $39.1 million, respectively. The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposit and other accounts whose balances often exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

The Company maintained compensating balances of $3.6 million and $2.8 million at December 31, 2015, and 2014, respectively. The Company holds letters of credit issued by a third party in lieu of cash security deposits, as required by the Company's leases for its new corporate headquarters and former office space. Such amounts are recorded in Restricted Cash in the consolidated statements of financial condition.

The Pzena Long/Short Value Fund is required to maintain cash collateral for margin accounts established to support securities sold short, not yet purchased. To satisfy this requirement, as of December 31, 2015 and 2014, $2.2 million and $1.5 million, respectively, was set aside and recorded in Restricted Cash in the consolidated statements of financial condition.

Due to/from Broker:

Due to/from Broker consists primarily of amounts payable/receivable for unsettled securities transactions held/initiated at the clearing brokers of the Company’s consolidated subsidiaries.

Investments:

Investment Securities, trading

Investment securities classified as trading securities consist of investments held by the Company and its consolidated subsidiaries, as well as investments in third-party mutual funds in 2014.  The Company’s investments in third-party mutual funds were held to satisfy the Company’s obligations under its deferred compensation program.  Dividends associated with the investments of the Company’s consolidated subsidiaries are recorded as dividend income on an ex-dividend basis in the consolidated statements of operations.

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

Investments in equity method investees

During the year ended December 31, 2015, the Company accounted for its investment in a private investment partnership in which the Company has a non-controlling interest and exercises significant influence using the equity method. This investment is included in Investments in the Company's consolidated statements of financial condition. The carrying value of this investment is recorded at the amount of capital reported by the private investment partnership. The capital account reflects any contributions paid to, distributions received from, and equity earnings of, the private investment partnership. The earnings of this investment are recorded as equity in the earnings of affiliates and reflected as a component of (Losses)/ Gains and Other Investment Income in the consolidated statements of operations.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Significant Accounting Policies (Continued)

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any. For the years ended December 31, 2015, 2014, and 2013, no impairment losses were recognized.

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

Included in the Company’s consolidated statements of financial condition are investments in equity securities and securities sold short, both of which reflect exchange-traded securities with quoted prices in active markets, and during 2014, third-party mutual funds which have a readily available net asset value per share. The fair value measurements of the equity securities, securities sold short, and investments in third-party mutual funds have been classified as Level 1.

Also included in the Company's consolidated statements of financial condition are investments in participatory notes (“P-notes”). P-notes are generally issued by a bank or broker-dealer (the “counterparty”) and are designed to offer a return linked to a particular underlying equity security, especially in markets where direct investments are not possible. The risks associated with investing in a P-note may include the possible failure of the counterparty to perform its obligations under the terms of the agreement, an inability to liquidate or transfer the notes, and an imperfect correlation between the value of the P-note and the underlying security. P-notes are valued based on the value of the underlying equity security and have been classified as Level 2.

The investments in equity method investees are held at their carrying value.

The following tables present these instruments’ fair value at December 31, 2015:

	Level 1	Level 2	Level 3	Investments Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$24,835	$904	$—	$—	$25,739
Investments in Equity Method Investees	—	—	—	1,713	1,713
Total Fair Value	$24,835	$904	$—	$1,713	$27,452

	Level 1	Level 2	Level 3	Investments Not Held at Fair Value	Total
	(in thousands)
Liabilities:
Securities Sold Short	$2,231	$—	$—	$—	$2,231
Total Fair Value	$2,231	$—	$—	$—	$2,231

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Significant Accounting Policies (Continued)

The following tables present these instruments’ fair value at December 31, 2014:

	Level 1	Level 2	Level 3	Investments Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$23,036	$—	$—	$—	$23,036
Investments in Mutual Funds	4,909	—	—	—	4,909
Total Fair Value	$27,945	$—	$—	$—	$27,945

	Level 1	Level 2	Level 3	Investments Not Held at Fair Value	Total
	(in thousands)
Liabilities:
Securities Sold Short	$1,572	$—	$—	$—	$1,572
Total Fair Value	$1,572	$—	$—	$—	$1,572

For the years ended December 31, 2015, and 2014, there were no transfers between levels. In addition, the Company did not did not hold any Level 2 securities during 2014, nor any Level 3 securities during 2015 and 2014.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs and collections and current credit conditions. For the year ended December 31, 2015, approximately 10.8% of the Company's advisory fees were generated from advisory agreements with one client relationship. The Company had no client relationships that were greater than 10% total revenue for the year ended December 31, 2014. At December 31, 2015 and 2014, no allowance for doubtful accounts has been deemed necessary.

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

Judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate. It is also the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax Expense/(Benefit) on the consolidated statements of operations. For the years ended December 31, 2015, 2014, and 2013, no such expenses were recognized. As of December 31, 2015 and 2014, no such accruals were recorded.

The Company and its consolidated subsidiaries account for all federal, state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized. At December 31, 2015, the Company had a $54.0 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units of the operating company for shares of its Class A common stock. At December 31, 2014, the Company had a $44.2 million valuation allowance against these deferred tax assets. The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

Excess tax benefits related to stock- and unit-transactions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. The Company will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-In Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. During the years ended December 31, 2015, 2014, and 2013, the Company had approximately $0.4 million, $0.2 million, and $0.4 million, respectively, in tax benefits associated with stock- and unit-based awards that it was not able to recognize.

Foreign Currency:

The functional currency of the Company is the U.S. Dollar. Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary. For the year ended December 31, 2015, the Company recorded less than $0.1 million of other comprehensive loss associated with foreign currency translation adjustments. For the years ended December 31, 2014 and 2013, the Company did not record any other comprehensive income/(loss).

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". This amended standard was written to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosure. Accounting guidance for lessors is largely unchanged. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2018, and requires a modified retrospective approach to adoption. The Company is beginning to assess the impact this standard will have on the consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective approach to adoption or a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements, as well as the available transition methods.

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

Note 3 — Compensation and Benefits

Compensation and benefits expenses to employees and members is comprised of the following:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cash Compensation and Other Benefits	$35,431	$32,396	$31,374
Non-Cash Compensation	11,092	8,877	5,448
Total Compensation and Benefits Expense	$46,523	$41,273	$36,822

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below. Details of awards of Class B units of the operating company, delayed exchange Class B units, options to purchase Class B units of the operating company, restricted shares of Class A common stock, and phantom Class B units of the operating company awarded for the three years ended December 31, 2015 are as follows:

	For the Years Ended December 31,
	2015		2014		2013
	Amount	Fair Value[1]	Amount	Fair Value[1]	Amount	Fair Value[1]
Phantom Class B Units [2]	14,060	$7.11	102,110	$7.62	805,879	$8.50
Class B Units	23,782	$9.46	32,479	$11.76	82,491	$9.17
Delayed Exchange Class B Units[3]	993,965	$5.21	662,832	$5.27	—	$—
Deferred Compensation Phantom Class B Units	—	$—	22,959	$11.76	68,518	$5.40
Options to Purchase Class B Units	—	$—	—	$—	76,522	$3.27
Options to Purchase Shares of Class A Common Stock[4]	3,000,000	$1.18	—	$—	—	$—
Participating Shares of Class A Common Stock	31,010	$8.38	—	$—	—	$—
Restricted Shares of Class A Common Stock	100,000	$6.08	—	$—	100,000	$4.41

1	Represents the weighted average grant date estimated fair value per share, unit, or option.

2
Represents phantom Class B units issued under the 2006 Equity Incentive Plan. These phantom units vest ratably over ten years and are not entitled to receive dividend or dividend equivalents until vested.

3
Represents Class B units issued under the 2006 Equity Incentive Plan. These units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until the seventh anniversary of the date of grant. These units are also not entitled to any benefits under the Tax Receivable Agreement between the Company and members of the operating company.

4	Represents options to purchase shares of Class A common stock issued whose vesting is contingent on meeting various performance goals. These options contingently vest over a period of 7 years.

Pursuant to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”), the operating company issues Class B units, Delayed Exchange Class B Units, phantom Class B units and options to purchase Class B units. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock and contingently vesting options to acquire shares of Class A common stock. During the year ended December 31, 2015, 142,315 Delayed Exchange Class B units issued to one employee during 2014 were canceled. Additional compensation expense of less than $0.1 million was recognized upon cancellation and replacement of the award for cash. During the year ended December 31, 2015, 5,775 restricted Class B units were forfeited in connection with employee departures. No units were canceled or forfeited during the years ended December 31, 2014 or 2013. During the years ended December 31, 2015, 2014 and 2013, no contingently vesting options vested.

Pursuant to the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds have a portion of that excess mandatorily deferred. These deferred amounts may be invested, at the employee’s discretion, in certain investment options as designated by the Compensation Committee of the Company's Board of Directors. Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four year period commencing the following year. The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period. As of December 31, 2015 and 2014, the liability associated with deferred compensation investment accounts was $2.9 million and $2.2 million, respectively. During the year ended December 31, 2014, approximately $1.0 million in deferred compensation investments were forfeited in connection with employee departures. There were no deferred compensation investment forfeitures under the Bonus Plan during the years ended December 31, 2015 and 2013.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of the compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan. Elections to

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

defer compensation under the Director Plan are made on an annual basis. Elections of deferred stock units result in the issuance of phantom shares of Class A common stock. Distributions under the Director Plan shall be made in a single distribution of shares of our Class A common stock at such time as elected by the participant when the deferral was made. Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock. Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense. During the years ended December 31, 2015, 2014 and 2013, the directors were awarded 42,196, 31,507, and 64,144 phantom shares of Class A common stock, respectively, reflecting the annual deferral of compensation and additional phantom shares issued as of each date, and in the amount of dividends and/or special dividends and distributions that are paid with respect to Class A common stock of the Company. As of December 31, 2015 and 2014, there were 232,585 and 190,389 phantom shares of Class A common stock outstanding, respectively. On September 3, 2013, pursuant to the Director Plan and in association with the resignation of a director, 6,944 phantom shares of Class A common stock were forfeited and the Company distributed 45,818 phantom shares of Class A common stock in the form of shares of Class A common stock. There were no distributions made under the Director Plan during the years ended December 31, 2015 and 2014.

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

The fair value of options to purchase Class B units is determined by using an appropriate option pricing model on the grant date. No options were issued during the year ended December 31, 2014. For each of the three years ended December 31, the Company recognized compensation expense using the Black-Scholes option pricing model with the following weighted average assumptions:

	2015		2014	2013
	March 2,	September 22,		December 19,
Weighted Average Time Until Exercise	7 years	7 years	N/A	7 years
Expected Volatility	35%	40%	N/A	42%
Risk-Free Rate	1.89%	1.83%	N/A	2.33%
Dividend Yield	4.83%	5.02%	N/A	3.31%

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

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

The following is a summary of the option activity for the three years ended December 31, 2015:

	For the Years Ended December 31,
	2015		2014		2013
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning Balance	3,114,282	$7.10	3,793,884	$7.45	4,524,807	$6.88
Options Granted	3,000,000	13.00	—	—	76,522	10.26
Options Cancelled	—	—	(270,000)	12.78	—	—
Options Exercised	(958,139)	4.52	(409,602)	6.53	(752,445)	4.22
Options Repurchased by the Company	—	—	—	—	(55,000)	9.29
Ending Balance	5,156,143	$11.01	3,114,282	$7.10	3,793,884	$7.45

The weighted average grant-date fair values per options issued in 2015, and 2013 were $1.18 and $3.27, respectively. No options were issued in 2014. The 958,139 options exercised in 2015 resulted in 715,706 net Class B units issued, as a result of the redemption of 239,058 Class B units for the cashless exercise of the options and $1.7 million in cash, and 962 shares of Class A common stock issued as a result of the redemption of 2,413 shares of Class A common stock for the cashless exercise of the options. The 270,000 options to purchase Class B units that were cancelled during 2014 were in connection with employee departures. The 409,602 options to purchase Class B units that were exercised in 2014 resulted in 95,199 net Class B units issued, as a result of the redemption of 64,403 Class B units for the cashless exercise of the options and 68,346 shares of Class A common stock, as a result of the redemption of 181,654 shares of Class A common stock for the cashless exercise of the options. The 752,445 options to purchase Class B units that were exercised in 2013 resulted in 421,173 net Class B units issued, as a result of the redemption of 331,272 Class B units for the cashless exercise of the options. The 55,000 options repurchased by the operating company in 2013 were repurchased at fair value for an aggregate amount of $0.1 million. No options were repurchased by the operating company in 2015 or 2014.

Exercise prices for options outstanding and exercisable as of December 31, 2015 are as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding as of December 31, 2015	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2015	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price
$4.22 – $5.00	444,448	3.8	$4.37	444,448	3.8	$4.37
$5.00 – $10.00	1,135,863	4.1	7.94	1,135,863	4.1	7.94
$10.00 – $15.00	3,575,832	5.9	12.82	575,832	2.5	11.85
$4.22 – $15.00	5,156,143	5.3	$11.01	2,156,143	3.6	$8.25

Based on the closing market price of the Company’s Class A common stock on December 31, 2015, the aggregate intrinsic value of the Company’s options was as follows:

	Options Outstanding	Options Exercisable
	(in thousands)
Aggregate Intrinsic Value	$2,623	$2,623

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

Phantom Class B units issued pursuant to the Bonus Plan, which vest ratably over four years, are summarized as follows:

	For the Years Ended December 31,
	2015		2014		2013
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	71,688	$6.63	109,665	$5.32	106,340	$5.69
Phantom Class B Units Issued	—	—	22,959	11.76	68,518	5.40
Vesting of Phantom Class B Units	(43,081)	5.75	(54,984)	6.09	(65,193)	6.00
Phantom Class B Units Forfeited	—	—	(5,952)	7.35	—	—
Ending Balance	28,607	$7.95	71,688	$6.63	109,665	$5.32

Phantom Class B units issued pursuant to the 2006 Equity Incentive Plan, which vest ratably over 10 years and are not eligible to receive dividends or dividend equivalents until vested, are summarized as follows:

	For the Years Ended December 31,
	2015		2014		2013
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	3,476,934	$4.92	4,499,386	$4.68	4,103,896	$3.85
Phantom Class B Units Issued	14,060	7.11	102,110	7.62	805,879	8.50
Vesting of Phantom Class B Units	(424,669)	4.83	(423,263)	4.83	(410,389)	3.85
Phantom Class B Units Forfeited	—	—	(701,299)	3.85	—	—
Ending Balance	3,066,325	$4.94	3,476,934	$4.92	4,499,386	$4.68

For the years ended December 31, 2015 and 2014, no delayed-vesting cash awards were issued. For the year ended December 31, 2013, the Company awarded $1.0 million in delayed-vesting cash awards issued to certain members. These delayed-vesting cash awards have varying vesting schedules with $0.6 million paid during 2014 and $0.4 million paid in 2015.

As of December 31, 2015 and 2014, the Company had approximately $31.8 million and $26.8 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan; Class B units, option grants, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

As of December 31, 2015, the total units and shares remaining available for future issuance under the compensation plans are as follows:

Plan	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Pzena Investment Management, LLC 2006 Equity Incentive Plan	8,828,748
Pzena Investment Management, Inc. 2007 Equity Incentive Plan	2,456,949
Total	11,285,697

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4 — Employee Benefit Plans

The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law. The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan. During the years ended December 31, 2015, 2014, and 2013, the expense recognized in connection with this plan was $0.8 million, $0.8 million, and $0.7 million, respectively.

Note 5 — Earnings per Share

Basic earnings per share is computed by dividing the Company’s net income attributable to its common stockholders by the weighted average number of shares outstanding during the reporting period.

Under the two-class method of computing basic earnings per share, basic earnings per share is calculated by dividing net income for basic earnings per share by the weighted average number of common shares outstanding during the period. The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared and undistributed earnings for the period. The Company's net income for basis earnings per share is reduced by the amount allocated to participating restricted shares of Class A common stock which participate for purposes of calculating earnings per share.

For the years ended December 31, 2015, 2014, and 2013, the Company’s basic earnings per share was determined as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands, except share and per share amounts)
Net Income Allocated to:
Class A Common Stock	$7,665	$8,100	$6,670
Participating Shares of Restricted Class A Common Stock	14	—	—
Net Income for Basic Earnings Per Share	$7,679	$8,100	$6,670

Basic Weighted-Average Shares Outstanding	13,989,589	12,628,676	11,990,757
Add: Participating Shares of Restricted Class A Common Stock[1]	24,630	—	—
Total Basic Weighted-Average Shares Outstanding	14,014,219	12,628,676	11,990,757
Basic Earnings per Share	$0.55	$0.64	$0.56

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

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5 — Earnings per Share (Continued)

For the years ended December 31, 2015, 2014, and 2013, the Company’s diluted net income was determined as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$41,562	$47,026	$40,533
Less: Assumed Corporate Income Taxes	15,432	19,441	16,886
Assumed After-Tax Income of Pzena Investment Management, LLC	26,130	27,585	23,647
Net Income of Pzena Investment Management, Inc	7,679	8,100	6,670
Diluted Net Income	$33,809	$35,685	$30,317

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

For the years ended December 31, 2015, 2014, and 2013, the Company’s diluted earnings per share were determined as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$33,751	$35,606	30,244
Participating Shares of Restricted Class A Common Stock	14	—	—
Participating Class B Units	44	79	73
Total Diluted Net Income Attributable to Shareholders	$33,809	$35,685	$30,317
Basic Weighted-Average Shares Outstanding	14,014,219	12,628,676	11,990,757
Dilutive Effect of Class B Units	52,072,070	52,418,097	52,508,211
Dilutive Effect of Options[1]	555,940	915,893	690,563
Dilutive Effect of Phantom Units	1,349,050	1,648,210	1,383,794
Dilutive Effect of Restricted Shares of Class A Common Stock[2]	51,760	42,599	29,795
Dilutive Weighted-Average Shares Outstanding	68,043,039	67,653,475	66,603,120
Add: Participating Class B Units[3]	83,747	144,049	156,720
Total Dilutive Weighted-Average Shares Outstanding	68,126,786	67,797,524	66,759,840
Diluted Earnings per Share	$0.50	$0.53	$0.45

1	Represents the dilutive effect of options to purchase Class B units and Class A common stock.

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

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5 — Earnings per Share (Continued)

Approximately 0.6 million options to purchase Class B units were excluded from the calculation of diluted earnings per share for the year ended December 31, 2015, as their inclusion would have had an antidilutive effect based on current market prices. For the year ended December 31, 2014, approximately 0.7 million options to purchase Class B units were excluded from the calculation, as their inclusion would have had an antidilutive effect for the period based on market prices. During the year ended December 31, 2013, 1.2 million options to purchase Class B units and 1.0 million options to purchase Class A common stock were excluded from the calculation.

Note 6 — Shareholders’ Equity

The Company functions as the sole managing member of the operating company. As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income. Class A and Class B units of the operating company have the same economic rights per unit. As of December 31, 2015, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 22.6% and 77.4%, respectively, of the economic interests in the operations of the business. As of December 31, 2014, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 19.8% and 80.2%, respectively, of the economic interests in the operations of the business.

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

All holders of the Company’s Class B common stock have entered into a stockholders’ agreement, pursuant to which they agreed to vote all shares of Class B common stock then held by them, with the majority of votes of Class B common stockholders taken in a preliminary vote of the Class B common stockholders.

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

On July 27, 2015, July 31, 2014, and March 20, 2013, certain of the operating company’s members exchanged an aggregate of 2,772,171, 1,150,060, and 1,328,334, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company. These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 6 — Shareholders' Equity (Continued)

The incremental assets and liabilities assumed in the exchanges were recorded on July 27, 2015, July 31, 2014, and March 20, 2013 as follows:

	July 27, 2015	July 31, 2014	March 20, 2013
	(in thousands)
Pzena Investment Management, LLC Members' Capital	$37,760	$16,142	$18,781
Pzena Investment Management, LLC Accumulated Deficit	(35,482)	(15,284)	(18,100)
Realizable Deferred Tax Asset	3,301	1,272	795
Net Tax Receivable Liability to Converting Unitholders	(2,806)	(1,081)	(677)
Total	$2,773	$1,049	$799
Common Stock, at Par	$28	$11	$13
Additional Paid-in Capital	2,745	1,038	786
Total	$2,773	$1,049	$799

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

During the year ended December 31, 2015, the Company purchased and retired 629,174 shares of Class A common stock and 192,406 Class B units at an average price per share of $9.18 and $10.52, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction. During the year ended December 31, 2014, the Company purchased and retired 360,279 shares of Class A common stock and 89,503 Class B units under the current repurchase authorization at an average price per share of $9.70 and $10.07, respectively. During the year ended December 31, 2013, the Company purchased and retired 383,450 shares of Class A common stock and 356,843 Class B units at an average price per share of $6.29 and $10.44, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

During the year ended December 31, 2015, 78,093 Delayed Exchange Class B units were issued for approximately $0.4 million in cash to certain employee members pursuant to the 2006 Equity Incentive Plan. No units were issued for cash during the years ended December 31, 2014 or 2013.

Note 7 — Non-Controlling Interests

Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$41,562	$47,026	$40,533
Non-Controlling Interests of Consolidated Subsidiaries	(2,238)	(92)	1,235
Non-Controlling Interests	$39,324	$46,934	$41,768

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as redemptions by investors in the Company’s consolidated subsidiaries.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8 — Investments

The following is a summary of Investments:

	As of
	December 31, 2015	December 31, 2014
	(in thousands)
Investment securities, trading
Equity Securities	$25,739	$23,036
Investments in Mutual Funds	—	4,909
Total investment securities, trading	$25,739	$27,945
Investments in equity method investees	1,713	—
Total	$27,452	$27,945

Investment Securities, Trading

Investments, at Fair Value consisted of the following at December 31, 2015:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$30,029	$(4,290)	$25,739
Investments in Mutual Funds	—	—	—
Total	$30,029	$(4,290)	$25,739

Securities Sold Short, at Fair Value consisted of the following at December 31, 2015:

	Cost	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Securities Sold Short	$2,391	$(160)	$2,231
Total	$2,391	$(160)	$2,231

Investments, at Fair Value consisted of the following at December 31, 2014:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$23,789	$(753)	$23,036
Investments in Mutual Funds	3,820	1,089	4,909
Total	$27,609	$336	$27,945

Securities Sold Short, at Fair Value consisted of the following at December 31, 2014:

	Cost	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Securities Sold Short	$1,496	$76	$1,572
Total	$1,496	$76	$1,572

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 8 — Investments, at Fair Value (Continued)

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships through which it offers its investment strategies. On January 1, 2015, the Company made an investment in one of these private investment partnerships to satisfy its obligations under the Company's deferred compensation program. The Company holds a non-controlling interest and exercises significant influence in this entity, and accounts for its investment as an equity method investment. As of December 31, 2015, the Company owned approximately 4.4% of the private investment partnership with a carrying value of $1.7 million.

Note 9 — Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	December 31, 2015	December 31, 2014
	(in thousands)
Leasehold Improvements	$6,826	$3,206
Computer Hardware	689	1,228
Furniture and Fixtures	1,190	786
Office Equipment	180	279
Computer Software	220	345
Total	9,105	5,844
Less: Accumulated Depreciation and Amortization	(1,202)	(3,072)
Total	$7,903	$2,772

During the year ended December 31, 2015, the Company moved to its new corporate headquarters, as discussed further in Note 11—Commitments and Contingencies, and began depreciating approximately $6.8 million in leasehold improvements and $1.2 million in furniture and fixtures related to this new office space. The Company recognized a $0.4 million loss on the disposal of fixed assets associated with the retirement of assets in our former corporate headquarters, which is included in general and administrative expense. No such losses were recognized during the years ended December 31, 2014 and 2013.

Depreciation is included in general and administrative expense and totaled $0.8 million, $0.2 million, and $0.2 million for each of the years ended December 31, 2015, 2014, and 2013, respectively.

Note 10 — Related Party Transactions

For the years ended December 31, 2015, 2014, and 2013, the Company earned $3.2 million, $2.8 million, and $1.4 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company. The Company is not the primary beneficiary of these VIEs.

At December 31, 2015 and 2014, the Company had approximately $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in receivable from related parties on the consolidated statements of financial condition. The Company is the sponsor and investment manager of this entity.

During the year ended December 31, 2015, the Company offered loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting. Loans are generally written for a seven-year period, at an interest rate of 1.68%, payable in annual installments, and collateralized by units held by the employee. These loans are full recourse in nature and totaled $0.8 million at December 31, 2015. There were no such receivables at December 31, 2014.

The operating company, as the investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. For the years ended December 31, 2015 and 2014, the Company recognized $1.1 million and $0.6 million of such expenses,

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 10 — Related Party Transactions (Continued)

respectively. No such expenses were recognized during the years ended December 31, 2013 as the funds did not exist during this period.

The operating company manages the personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its Executive Vice President. The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest. Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors. The operating company also manages the personal funds of some of its employees’ family members. Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history. The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.7 million, $0.7 million, and $0.6 million in 2015, 2014, and 2013, respectively. The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was approximately $0.1 million in 2015, and $0.1 million in 2014 and 2013, respectively.

Pursuant to a tax receivable agreement signed between the members of the operating company and the Company, 85% of the cash savings generated by tax elections discussed in Note 12 — Income Taxes, are distributed to the selling and converting shareholders upon the realization of this benefit. For the years ended December 31, 2015 and 2014, $0.9 million and $0.7 million, respectively, of such payments were made to certain directors, executive officers and employees of the Company.

Note 11 — Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisers and consultants. In certain cases, the Company may have recourse against third parties with respect to these indemnities. The Company maintains insurance policies that may provide coverage against certain claims under these indemnities. The Company has had no claims or payments pursuant to these agreements, and it believes the likelihood of a claim being made is remote. Utilizing the methodology in the Guarantees Topic of the FASB ASC, the Company’s estimate of the value of such guarantees is de minimis, and, therefore, no accrual has been made in the consolidated financial statements.

During the year ended December 31, 2015, the Company moved to its new corporate headquarters. The new office space is leased under a non-cancellable operating lease agreement that expires on December 31, 2025. The Company reflects minimum lease expense for its headquarters on a straight-line basis over the lease term. During the year ended December 31, 2015, the Company entered into a five-year sublease agreement commencing on May 1, 2015 and cancellable by either the Company or sublessee given appropriate notice after the third anniversary of the commencement of the sublease agreement. The sublease income associated with this agreement will be recognized as it is received and will decrease lease expense.

The Company's former headquarters were leased under a non-cancellable operating lease agreement which expired on October 31, 2015. The Company reflected minimum lease expense for its headquarters on a straight-line basis over the lease term. During the year ended December 31, 2011, the Company entered into a non-cancellable sublease agreement for certain excess office space associated with its operating lease agreement. The sublease agreement also expired on October 31, 2015. During the year ended December 31, 2015, $1.0 million in losses were recognized in general and administrative expense for the remaining rent and expected disposal costs associated with exiting the former headquarters. During the year ended December 31, 2014, the Company recognized $0.4 million in lease expenses associated with its new corporate headquarters.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 11 — Commitments and Contingencies (Continued)

Lease expenses, including the losses and expenses recorded during 2015 and 2014 which we do not expect to recur, were $3.2 million, $2.0 million, and $1.5 million, respectively, for the years ended December 31, 2015, 2014, and 2013 and are included in general and administrative expense. Lease expense for the year ended December 31, 2015, was net of $0.2 million in sublease income. Future minimum lease payments are as follows:

Year Ending December 31,	Minimum Payments(1)
(in thousands)
2016	1,979
2017	1,979
2018	1,979
2019	1,979
2020	1,979
2021 and thereafter	9,896
Total	$19,791

(1) Amounts have not been reduced by future minimum sublease payments of $0.8 million due under the three-year non-cancellable sublease agreement.

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

	For the Year Ended December 31,
	2015	2014	2013[1]
	(in thousands)
Current Provision:
Unincorporated and Other Business Taxes	$2,204	$2,938	$2,438
Local Corporate Tax	—	—	—
State Corporate Tax	—	—	—
Federal Corporate Tax	—	—	—
Total Current Provision	$2,204	$2,938	$2,438
Deferred Provision:
Unincorporated and Other Business Taxes	$24	$15	$(4)
Local Corporate Tax	321	391	405
State Corporate Tax	200	731	714
Federal Corporate Tax	3,639	3,087	2,892
Total Deferred Provision	$4,184	$4,224	$4,007
Change in Valuation Allowance	(1,274)	(6,174)	(6,142)
Net Adjustment to Deferred Tax Asset[2]	$—	$895	$286
Total Income Tax Expense	$5,114	$1,883	$589

1 During the year ended December 31, 2013, the operating company recognized a $0.6 million tax benefit associated with the amendment of prior year tax returns to change the methodology for state and local receipts.
2 During 2014 and 2013, the Company recognized adjustments to the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with a change in the effective tax rate.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 12 — Income Taxes (Continued)

A reconciliation between the provision for income taxes reported for financial reporting purposes, and the application of the statutory U.S. Federal, state, and local tax rates to the reported income before income taxes for the years ended December 31, 2015, 2014, and 2013, were as follows:

	For the Year Ended December 31,
	2015		2014		2013
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(in thousands, except % amounts)
Federal Corporate Tax	$17,720	34.0%	$19,352	34.0%	$16,669	34.0%
State and Local Corporate Tax, net of Federal Benefit	1,631	3.1%	4,178	7.3%	3,775	7.7%
Unincorporated and Other Business Tax[1]	1,401	2.7%	1,732	3.1%	1,741	3.6%
Non-Controlling Interests	(14,601)	(28.0)%	(19,403)	(34.1)%	(17,417)	(35.5)%
Increase/(Decrease) in Liability to Selling and Converting Shareholders	144	0.3%	1,417	2.5%	1,519	3.1%
Deferred Income Tax Valuation Allowance	(1,274)	(2.5)%	(6,174)	(10.9)%	(6,142)	(12.5)%
Operating Loss Carryforward	(334)	(0.6)%	(625)	(1.1)%	—	—%
Net Adjustment to Deferred Tax Asset [2]	—	—%	895	1.6%	286	0.6%
Other	427	0.8%	511	0.9%	158	0.2%
Income Tax Expense	$5,114	9.8%	$1,883	3.3%	$589	1.2%
1 During the year ended December 31, 2013, the operating company recognized a $0.6 million tax benefit associated with the amendment of prior year tax returns to change the methodology for state and local receipts.
2 During 2014 and 2013, the Company recognized adjustments to the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with a change in the effective tax rate.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2015 and 2014 are as follows.

For the Year Ended December 31, 2015
(in thousands)
Balance at December 31, 2014	$1,100
Increases Related to Current Year Tax Positions	1,218
Balance at December 31, 2015	$2,318

For the Year Ended December 31, 2014
(in thousands)
Balance at December 31, 2013	$409
Increases Related to Current Year Tax Positions	691
Balance at December 31, 2014	$1,100

As of December 31, 2015 and 2014, the Company had available for U.S. federal income tax reporting purposes, a net operating loss carryforward of $10.2 million and $9.5 million, respectively, which expires in varying amounts during the tax years 2028 through 2035.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 12 — Income Taxes (Continued)

As of December 31, 2015, included in net operating losses are approximately $2.8 million of deductions for excess stock- and unit- based transactions. The $1.0 million of tax benefit associated with these deductions will be credited to Additional Paid-In Capital when such deductions reduce taxes payable. Although these net operating losses are included in the total carryforward amount, they are not reflected in the table of deferred tax assets as the excess tax benefits are not yet realized.

The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2012. All tax years subsequent to, and including, 2012 are considered open and subject to examination by tax authorities. During 2013, the Company extended the examination statute of limitations for the 2009 to 2011 tax years in association with the amendment of prior year tax returns to change the methodology for state and local receipts.

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

As discussed in Note 6, Shareholders’ Equity, on July 27, 2015, July 31, 2014, and March 20, 2013, certain of the operating company’s members exchanged an aggregate of 2,772,171, 1,150,060, and 1,328,334, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company. The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754. Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $14.3 million deferred tax asset and corresponding $12.2 million liability on July 27, 2015, a $6.0 million deferred tax asset and a corresponding $5.1 million liability on July 31, 2014, a $5.9 million deferred tax asset and a corresponding $5.0 million liability to converting shareholders on March 20, 2013. The Company assessed the realizability of the deferred tax asset associated with each of these exchanges and determined that a portion of each of their benefits would go unutilized. Consequently, the Company established a $11.0 million, a $4.7 million, and a $5.1 million valuation allowance on July 27, 2015, July 31, 2014, and March 20, 2013, respectively, to reduce the deferred tax asset to an amount more likely than not to be realized. These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years. The Company similarly reduced the associated liability to selling and converting shareholders by $9.4 million, $4.0 million, and $4.4 million, at July 27, 2015, July 31, 2014, and March 20, 2013, respectively, to reflect this change in the estimated realization of these assets. As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

During the years ended December 31, 2015 and 2014, after giving effect to the exchanges discussed earlier, the Company’s valuation allowance was reduced by approximately $1.3 million and $6.2 million, respectively, due to revised estimates of future taxable income. To reflect this change in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $0.4 million and $4.2 million, respectively, for the years ended December 31, 2015 and 2014. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations. As of December 31, 2015 and 2014, the net values of all deferred tax assets were approximately $15.0 million and $14.6 million, respectively.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 12 — Income Taxes (Continued)

The change in the Company’s deferred tax assets, net of valuation allowance, for the year ended December 31, 2015, is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2014	$54,783	$4,074	$(44,239)	$14,618
Deferred Tax (Expense)/Benefit	(4,210)	346	—	(3,864)
Unit Exchange	14,304	—	(11,003)	3,301
Change in Valuation Allowance	—	—	1,274	1,274
Operating Loss Carryforward	—	(334)	—	(334)
Balance at December 31, 2015	$64,877	$4,086	$(53,968)	$14,995

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the year ended December 31, 2015, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2014	$(18)
Deferred Tax Expense	14
Balance at December 31, 2015	$(4)

The change in the Company’s deferred tax assets, net of valuation allowance, for the year ended December 31, 2014 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2013	$61,628	$4,657	$(53,973)	$12,312
Deferred Tax (Expense)/Benefit	(4,067)	447	—	(3,620)
Unit Exchange	6,013	—	(4,741)	1,272
Change in Valuation Allowance	—	—	6,174	6,174
Operating Loss Carryforward	—	(625)	—	$(625)
Net Adjustment to Deferred Tax Asset[1]	$(8,791)	$(405)	$8,301	$(895)
Balance at December 31, 2014	$54,783	$4,074	$(44,239)	$14,618

1 During 2014, the Company recognized adjustments to the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with a change in the effective tax rate.

The change in the Company’s deferred tax liabilities for the year ended December 31, 2014 is summarized as follows:

Total
(in thousands)
Balance at December 31, 2013	$(39)
Deferred Tax Expense	21
Balance at December 31, 2014	$(18)

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 12 — Income Taxes (Continued)

As of December 31, 2015 and 2014, the net values of the liability to selling and converting shareholders were approximately $15.1 million and $15.4 million, respectively. The change in the Company’s liability to selling and converting shareholders for the years ended December 31, 2015 and 2014, is summarized as follows:

	For the Year Ended December 31,
	2015	2014
	(in thousands)
Beginning Balance	$15,358	$12,777
Change in Liability	423	4,168
Unit Conversion	2,806	1,081
Tax Receivable Agreement Payments	(3,512)	(2,668)
Ending Balance	$15,075	$15,358

Note 13 — Quarterly Results of Operations (unaudited)

Unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 are summarized below:

	For the Quarter Ended 2015
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts) (unaudited)
Total Revenue	$27,672	$30,772	$29,510	$28,653
Operating Income	12,986	16,231	13,220	12,980
Net Income	$2,213	$1,922	$1,922	$1,622
Basic Earnings Per Share	$0.14	$0.13	$0.15	$0.12
Diluted Earnings Per Share	$0.12	$0.13	$0.13	$0.12

	For the Quarter Ended 2014
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts) (unaudited)
Total Revenue	$28,560	$29,605	$27,945	$26,401
Operating Income	14,749	16,632	15,541	14,031
Net Income	$2,469	$2,059	$2,124	$1,448
Basic Earnings Per Share	$0.19	$0.16	$0.17	$0.12
Diluted Earnings Per Share	$0.14	$0.14	$0.13	$0.11

Note 14 — Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

On February 9, 2016, the Company declared a year-end dividend of $0.32 per share of its Class A common stock which was paid on March 3, 2016 to holders of record on February 22, 2016.