Form 10-Q
period 2016-03-31
Pzena Investment Management, Inc.
filed 2016-05-06
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of May 5, 2016, there were 15,067,443 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.
As of May 5, 2016, there were 52,164,667 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.  Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  We undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Quarterly Report on Form 10-Q.

Forward-looking statements include, but are not limited to, statements about:

•	our ability to respond to global economic, market, business and geopolitical conditions;

•	our anticipated future results of operations and operating cash flows;

•	our successful formulation and execution of business strategies and investment policies;

•	our financing plans and the availability of short- or long-term borrowing, or equity financing;

•	our competitive position and the effects of competition on our business;

•	our ability to identify and capture potential growth opportunities available to us;

•	the effective recruitment and retention of our key executives and employees;

•	our expected levels of compensation for our employees;

•	our potential operating performance, achievements, efficiency, and cost reduction efforts;

•	our expected tax rate;

•	changes in interest rates;

•	our expectation with respect to the economy, capital markets, the market for asset management services, and other industry trends; and

•	the impact of future legislation and regulation, and changes in existing legislation and regulation, on our business.
The reports that we file with the SEC, accessible on the SEC’s website at www.sec.gov, identify additional factors that can affect forward-looking statements.

ii

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and Cash Equivalents	$20,470	$35,417
Restricted Cash	3,418	3,552
Due from Broker	205	297
Advisory Fees Receivable	21,305	22,248
Investments	18,302	27,452
Receivable from Related Parties	1,189	1,054
Other Receivables	590	589
Prepaid Expenses and Other Assets	1,031	802
Deferred Tax Asset, Net of Valuation Allowance of $52,908 and $53,968, respectively	15,217	14,995
Property and Equipment, Net of Accumulated Depreciation of $1,470 and $1,202, respectively	7,713	7,903
TOTAL ASSETS	$89,440	$114,309
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$9,856	$7,885
Due to Broker	181	30
Securities Sold Short, at Fair Value	2,555	2,231
Liability to Selling and Converting Shareholders	15,953	15,075
Deferred Compensation Liability	900	2,896
Other Liabilities	823	730
TOTAL LIABILITIES	30,268	28,847
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 15,142,771 and 15,218,355 Shares Issued and Outstanding in 2016 and 2015, respectively)	151	152
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 52,122,683 and 52,089,472 Shares Issued and Outstanding in 2016 and 2015, respectively)	—	—
Additional Paid-In Capital	5,224	5,819
Retained Earnings	9,224	12,453
Accumulated Other Comprehensive Loss	(3)	(2)
Total Pzena Investment Management, Inc.'s Equity	14,596	18,422
Non-Controlling Interests	44,576	67,040
TOTAL EQUITY	59,172	85,462
TOTAL LIABILITIES AND EQUITY	$89,440	$114,309
 See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months Ended March 31,
	2016	2015
REVENUE	$25,838	$28,653
EXPENSES
Compensation and Benefits Expense	12,498	12,070
General and Administrative Expense	3,044	3,603
Total Operating Expenses	15,542	15,673
Operating Income	10,296	12,980
OTHER INCOME/ (EXPENSE)
Interest Income	9	14
Dividend Income	87	118
Gains/ (Losses) and Other Investment Income	104	15
Change in Liability to Selling and Converting Shareholders	(878)	(245)
Other Expense	(40)	(191)
Total Other Expense	(718)	(289)
Income Before Income Taxes	9,578	12,691
Income Tax Expense	220	1,088
Net Income	9,358	11,603
Less: Net Income Attributable to Non-Controlling Interests	7,736	9,981
Net Income Attributable to Pzena Investment Management, Inc.	$1,622	$1,622

Net Income for Basic Earnings per Share	$1,622	$1,622
Basic Earnings per Share	$0.11	$0.12
Basic Weighted Average Shares Outstanding[1]	15,192,511	13,057,714

Net Income for Diluted Earnings per Share	$6,510	$7,927
Diluted Earnings per Share	$0.10	$0.12
Diluted Weighted Average Shares Outstanding[1]	68,496,511	67,982,245

Cash Dividends per Share of Class A Common Stock	$0.32	$0.32
1 The Company issues restricted shares of Class A common stock and restricted Class B units that have non-forfeitable dividend rights. Under the "two-class method," these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended March 31,
	2016	2015
NET INCOME	$9,358	$11,603
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	(5)	—
Total Other Comprehensive Loss	(5)	—
Comprehensive Income	9,353	11,603
Less: Comprehensive Income Attributable to Non-Controlling Interests	7,732	9,981
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$1,621	$1,622

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2015	15,218,355	52,089,472	$152	$5,819	$(2)	$12,453	$67,040	$85,462
Adjustment for the Cumulative Effect of Applying ASU 2015-02 for the Deconsolidation of a Legal Entity	—	—	—	—	—	—	(10,835)	(10,835)
Adjusted Balance at January 1, 2016	15,218,355	52,089,472	152	5,819	(2)	12,453	56,205	74,627
Amortization of Non-Cash Compensation	24,934	22,723	—	190	—	—	511	701
Sale of Shares under Equity Incentive Plan	—	12,695	—	11	—	—	37	48
Directors' Share Grants	—	—	—	40	—	—	138	178
Net Income	—	—	—	—	—	1,622	7,736	9,358
Foreign Currency Translation Adjustments	—	—	—	—	(1)	—	(4)	(5)
Repurchase and Retirement of Class A Common Stock	(100,518)	—	(1)	(752)	—	—	—	(753)
Repurchase and Retirement of Class B Units	—	(2,207)	—	(4)	—	—	(15)	(19)
Class A Cash Dividends Declared and Paid ($0.32 per share)	—	—	—	—	—	(4,851)	—	(4,851)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	271	271
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(20,383)	(20,383)
Other	—	—	—	(80)	—	—	80	—
Balance at March 31, 2016	15,142,771	52,122,683	$151	$5,224	$(3)	$9,224	$44,576	$59,172

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net Income	$9,358	$11,603
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	267	65
Non-Cash Compensation	1,601	1,473
Directors' Share Grants	178	146
(Gains)/ Losses and Other Investment Income	(104)	(15)
Foreign Currency Translation Adjustments	(5)	—
Change in Liability to Selling and Converting Shareholders	878	245
Deferred Income Taxes	(223)	626
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	943	(75)
Due from Broker	89	(607)
Restricted Cash	134	(675)
Prepaid Expenses and Other Assets	(286)	(262)
Non-Cash Compensation Modification	—	(713)
Due to Broker	144	54
Accounts Payable, Accrued Expenses, and Other Liabilities	(749)	849
Change in Lease Liability	—	(106)
Purchases of Equity Securities and Securities Sold Short	(4,973)	(17,511)
Proceeds from Equity Securities and Securities Sold Short	4,909	12,824
Net Cash Provided by Operating Activities	12,161	7,921
INVESTING ACTIVITIES
Purchases of Investments	(1,741)	(4,535)
Proceeds from Sale of Investments	759	5,771
Payments to Related Parties	(135)	(198)
Purchases of Property and Equipment	(77)	(3,290)
Net Cash Used in Investing Activities	(1,194)	(2,252)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(753)	(825)
Repurchase and Retirement of Class B Units	(19)	(42)
Sale of Shares under Equity Incentive Plan	48	—
Option Exercise	—	1,688
Distributions to Non-Controlling Interests	(20,383)	(20,653)
Contributions from Non-Controlling Interests	271	336
Dividends	(4,851)	(4,177)
Net Cash Used in Financing Activities	(25,687)	(23,673)
NET CHANGE IN CASH	$(14,720)	$(18,004)
CASH AND CASH EQUIVALENTS - Beginning of Period	$35,417	$39,109
Adjustment for the Cumulative Effect of Applying ASU 2015-02 for the Deconsolidation of a Legal Entity	(227)	—
Net Change in Cash	(14,720)	(18,004)
CASH AND CASH EQUIVALENTS - End of Period	$20,470	$21,105
Supplementary Cash Flow Information:
Income Taxes Paid	$246	$409

See accompanying notes to unaudited consolidated financial statements.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements

Note 1—Organization

Pzena Investment Management, Inc. (the “Company”) is the sole managing member of its operating company, Pzena Investment Management, LLC (the “operating company”).   As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interests that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of March 31, 2016, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company, through its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of March 31, 2016:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	March 31, 2016
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Mid Cap Focused Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	87.6%
Pzena Long/Short Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	81.4%
Pzena International Value Service, a series of Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	53.5%

Note 2—Significant Accounting Policies

Basis of Presentation:

Principles of Consolidation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations.  The Company’s policy is to consolidate those entities in which it has a direct or indirect controlling financial interest based on either a variable interest model or a voting interest model. As such, the Company consolidates majority-owned subsidiaries in which it has a controlling financial interest, and certain investment vehicles the operating company sponsors for which it is the investment adviser that are considered to be variable-interest entities (“VIEs”) and for which the Company is deemed to be the primary beneficiary.

For equity investments where the Company does not control the investee, and where it is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, the Company follows the equity method of accounting. The evaluation of whether the Company exerts control or significant influence over the financial and operating policies of the investee requires significant judgment based on the facts and circumstances surrounding each investment. Factors considered in these evaluations may include the type of investment, the legal structure of the investee, the terms of the investment agreement, or other agreements with the investee.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Adoption of ASU 2015-02

Effective January 1, 2016, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02") under the modified retrospective approach. Restatement of prior period results is not required.

For legal entities evaluated for consolidation, the Company must determine whether interests it holds and fees paid to it qualify as a variable interest. Pursuant to ASU 2015-02, fees, including fees that are determined based on expense reimbursements, that are customary and commensurate with the level of services provided are not considered a variable interest when the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity. The Company factors in all economic interests, including proportionate interests through related parties, to determine if fees are considered a variable interests. If it is determined that the Company does not have a variable interest in the entity, no further analysis is required and the Company does not consolidate the entity. If it is determined that the Company has a variable interest, it considers its direct economic interests and the proportionate indirect interests through related parties to determine if it is the primary beneficiary of the VIE.

Also pursuant to ASU 2015-02, the FASB clarifies the treatment of entities structured as series funds which comply with the requirements included in the Investment Company Act of 1940 for registered mutual funds. These entities are now considered voting interest entities because the shareholders are deemed to have the ability to direct the activities of the fund that most significantly impact the fund's economic performance.

As a result of the adoption of ASU 2015-02, the Company deconsolidated certain previously consolidated entities as the Company either did not have a variable interest in the entity or the Company did not own more than 50% of a series fund now required to be considered for consolidation under the voting interest model. In addition, upon adoption of ASU 2015-02, the Company is no longer considered to have fee-based variable interests in certain private investment partnerships the operating company sponsors and these entities are no longer considered VIE's.

Consolidated Entities

The Company consolidates the financial results of the operating company and records in its own equity its pro-rata share of transactions that impact the operating company’s net equity, including unit and option issuances, repurchases, and retirements.  The operating company’s pro-rata share of such transactions are recorded as an adjustment to additional paid-in capital or non-controlling interests, as applicable, on the consolidated statements of financial position.

The majority-owned subsidiaries in which the Company, through its interest in the operating company, has a controlling financial interest and the VIEs for which the Company is deemed to be the primary beneficiary are collectively referred to as “consolidated subsidiaries.”  Non-controlling interests recorded on the consolidated financial statements of the Company include the non-controlling interests of the outside investors in each of these entities, as well as those of the operating company.  All significant inter-company transactions and balances have been eliminated through consolidation.

During 2014, the Company provided the initial cash investment for the Pzena Mutual Funds in an effort to generate an investment performance track record to attract third-party investors. Due to their series fund structure, registration, and compliance with the requirements of the Investment Company Act of 1940, these funds are analyzed for consolidation under the voting interest model. As a result of the Company's interests, it consolidates the Pzena Mid Cap Value Fund, and Pzena Long/Short Value Fund. These funds will continue to be consolidated to the extent the Company is deemed to control them. At March 31, 2016, the aggregate of these funds' $7.4 million in net assets was included in the Company's consolidated statement of financial condition.

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC.  The operating company is considered the primary beneficiary of this entity. At March 31, 2016, Pzena International Value Service’s $3.1 million in net assets were included in the Company’s consolidated statement of financial condition.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Deconsolidated Entities

Certain funds that have historically been consolidated in the financial statements are no longer consolidated. The Company had consolidated the Pzena Investment Funds Trust, Pzena Large Cap Value Fund ("Pzena Large Cap Value Fund") in its consolidated financial statements in accordance with the Consolidation Topic of the FASB Accounting Standards Codification (“FASB ASC”). The majority of the trustees are members of the executive committee of the operating company.  The Company reconsidered the consolidation conclusion for the Pzena Large Cap Value Fund as a result of ASU 2015-02 and determined that, although the Pzena Large Cap Value Fund continues to be a VIE, the Company is no longer considered the primary beneficiary.

Prior to January 1, 2016, the Company had consolidated the Pzena Emerging Markets Value Fund as the fund previously met the definition of VIE due to its series fund structure, as the shareholders of the fund lacked the ability to make decisions regarding the trustees and key activities of the fund. The Company reconsidered the consolidation conclusion as a result of the new guidance and determined that, as the Pzena Emerging Markets Value Fund is a series and registered mutual fund that complies with the requirements of the Investment Company Act of 1940, it will be analyzed for consolidation under the voting interest model. The Company is not deemed to control the Pzena Emerging Markets Value Fund.

The deconsolidation of these previously consolidated entities had the following impact on the consolidated statement of financial condition as of January 1, 2016:

	As of December 31, 2015	Impact of Deconsolidation	Adjusted as of January 1, 2016
	(in thousands)
Number of entities	11	(2)	9
Total Assets	$114,309	$(10,910)	$103,399
Total Liabilities	$28,847	$(75)	$28,772
Total Equity	$85,462	$(10,835)	$74,627

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company.  The total net assets of these VIEs was approximately $40.3 million and $390.1 million at March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016 and December 31, 2015, in order to satisfy the Company's obligations under it deferred compensation programs, the operating company had $2.8 million and $1.7 million in investments, respectively, in certain of these firm-sponsored vehicles, for which the Company was not deemed to be primary beneficiary.

Management’s Use of Estimates:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the period.  Actual results could differ from those estimates.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on the applicable contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the AUM.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned. In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually.  Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  For the three months ended March 31, 2016 and 2015, the Company recognized approximately $0.1 million and $0.4 million in performance fee income, respectively.

Cash and Cash Equivalents:

At March 31, 2016 and December 31, 2015, Cash and Cash Equivalents was $20.5 million and $35.4 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposits and other accounts whose balances often exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

At March 31, 2016 and December 31, 2015, the Company had $3.4 million and $3.6 million, respectively, of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition.

Included in this balance at March 31, 2016 is a $1.0 million letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.  At December 31, 2015 this balance included $1.4 million in such letters of credit required by the Company's leases for both is current and former headquarters.

Also included in these balances at March 31, 2016 and December 31, 2015, were amounts of cash collateral for margin accounts established by the Pzena Long/Short Value Fund required to maintain to support securities sold short, not yet purchased of $2.4 million and $2.2 million, respectively.

Due to/from Broker:

Due to/from Broker consists primarily of amounts payable/receivable for unsettled securities transactions held/initiated at the clearing brokers of the Company’s consolidated subsidiaries.

Investments:

Investment Securities, trading
Investments classified as trading securities consist of equity securities held by the Company and its consolidated subsidiaries. Certain of the Company's investments are held to satisfy the Company's obligations under its deferred compensation program. Dividends associated with the Company's investments and the investments of the Company's consolidated subsidiaries are recorded as dividend income on an ex-dividend basis in the consolidated statement of operations.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Investments in equity method investees
During the three months ended March 31, 2016, the Company accounted for its investments in certain private investment partnerships and the Pzena Emerging Markets Value Fund, in which the Company has non-controlling interests and exercises significant influence, using the equity method. These investments are included in Investments in the Company's consolidated statements of financial condition. The carrying value of these investment are recorded at the amount of capital reported by the private investment partnership. The capital account reflects any contributions paid to, distributions received from, and equity earnings of, the entities. The earnings of these investments are recorded as equity in the earnings of affiliates and reflected as a component of Gains/ (Losses) and Other Investment Income in the consolidated statements of operations.

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any. During the three months ended March 31, 2016 and 2015, no impairment losses were recognized.

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

Included in the Company’s consolidated statements of financial condition are investments in equity securities and securities sold short, both of which are exchange-traded securities with quoted prices in active markets. The fair value measurements of the equity securities, securities sold short, have been classified as Level 1. The investments in equity method investees are held at their carrying value.

As of December 31, 2015, the Company consolidated the Pzena Emerging Markets Value Fund which was deconsolidated upon the adoption of ASU 2015-02 as discussed above. As of December 31, 2015, included in the Company's consolidated statements of financial condition are investments in participatory notes (“P-notes”) held by the Pzena Emerging Markets Value Fund. P-notes are generally issued by a bank or broker-dealer (the “counterparty”) and are designed to offer a return linked to a particular underlying equity security, especially in markets where direct investments are not possible. The risks associated with investing in a P-note may include the possible failure of the counterparty to perform its obligations under the terms of the agreement, an inability to liquidate or transfer the notes, and an imperfect correlation between the value of the P-note and the underlying security. P-notes are valued based on the value of the underlying equity security and have been classified as Level 2.

The following table presents these instruments’ fair value at March 31, 2016:

	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$13,417	$—	$—	$—	$13,417
Investments in Equity Method Investees	—	—	—	4,885	4,885
Total	$13,417	$—	$—	$4,885	$18,302

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

	Level 1	Level 2	Level 3	Other Liabilities Not Held at Fair Value	Total
	(in thousands)
Liabilities:
Securities Sold Short	$2,555	$—	$—	$—	$2,555

The following table presents these instruments’ fair value at December 31, 2015:

	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$24,835	$904	$—	$—	$25,739
Investments in Equity Method Investees	—	—	—	1,713	1,713
Total	$24,835	$904	$—	$1,713	$27,452

	Level 1	Level 2	Level 3	Other Liabilities Not Held at Fair Value	Total
	(in thousands)
Liabilities:
Securities Sold Short	$2,231	$—	$—	$—	$2,231

For the three months ended March 31, 2016 and 2015, there were no transfers between levels. In addition, the Company did not hold any Level 2 securities during the three months ended March 31, 2016, nor any Level 3 securities during the three months ended March 31, 2016 and 2015.

Securities Valuation:

Investments in equity securities and securities sold short for which market quotations are available are valued at the last reported price or closing price on the primary market or exchange on which they trade.  If no reported equity sales occurred on the valuation date, equity investments are valued at the bid price. Transactions are recorded on a trade date basis.

The net realized gain or loss on sales of equity securities and securities sold short is determined on a specific identification basis and is included in Gains/ (Losses) and Other Investment Income in the consolidated statements of operations.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from brokers, and advisory fees receivable.  The Company maintains its cash and cash equivalents in bank deposits and other accounts whose balances often exceed federally insured limits.

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions.  For the three months ended March 31, 2016 and 2015, approximately 10.7% and 10.8% of the Company's advisory fees, respectively, were generated from advisory agreements with one client relationship. At March 31, 2016 and December 31, 2015, no allowance for doubtful accounts was deemed necessary.

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

Income Taxes:

The Company is a “C” corporation under the Internal Revenue Code, and thus liable for federal, state, and local taxes on the income derived from its economic interest in its operating company.  The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  It has not made a provision for federal or state income taxes because it is the individual responsibility of each of the operating company’s members (including the Company) to separately report their proportionate share of the operating company’s taxable income or loss.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and it's consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.

Judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate. It is also the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax Expense on the consolidated statements of operations. For the three months ended March 31, 2016 and 2015, no such expenses were recognized. As of March 31, 2016 and December 31, 2015, no such accruals were recorded.

The Company and its consolidated subsidiaries account for all U.S. federal, U.K., state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At March 31, 2016, the Company had a $52.9 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common stock.  At December 31, 2015, the Company had a $54.0 million valuation allowance against these deferred tax assets.  The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

Excess tax benefits related to stock- and unit-transactions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. The Company will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-In Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. For the three months ended March 31, 2015 the Company had $0.1 million in tax benefits associated with stock- and unit-based awards that it was not able to recognize. For the three months ended March 31, 2016, the Company had no such benefits.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Foreign Currency:

The functional currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary. Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations. For the three months ended March 31, 2016 the Company recorded less than $0.1 million of other comprehensive income associated with foreign currency translation adjustments. For the three months ended March 31, 2015, the Company did not record any other comprehensive income.

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

Reported net realized foreign exchange gains or losses arise from sales of foreign currencies, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, foreign withholding taxes, and other receivables and payables recorded on the Company’s books and the U.S. Dollar equivalent of the amounts actually received or paid.  Net unrealized foreign exchange gains and losses arise from changes in the fair values of assets and liabilities resulting from changes in exchange rates.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This update involves amendments related to several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2016, and requires transition methods specific to each amendment in either a modified retrospective, retrospective, or prospective method. The Company is assessing the impact this standard will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". This amended standard was written to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosure. Accounting guidance for lessors is largely unchanged. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2018, and requires a modified retrospective approach to adoption. The Company is assessing the impact this standard will have on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. In July 2015, the FASB postponed the effective date of this new guidance from January 1, 2017 to January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the potential impact on the consolidated statements and related disclosures, as well as the available transition methods.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash Compensation and Other Benefits	$10,897	$10,597
Non-Cash Compensation	1,601	1,473
Total Compensation and Benefits Expense	$12,498	$12,070

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  Details of non-cash compensation awards granted during the three months ended March 31, 2016 and 2015 are as follows:

	For the Three Months Ended March 31,
	2016		2015
	Amount	Fair Value[1]	Amount	Fair Value[1]
Restricted Class B Units	5,812	$8.60	23,782	$9.46
Options to Purchase Shares of Class A Common Stock[2]	—	$—	1,000,000	$1.07
Deferred Compensation Phantom Delayed Exchange Class B Units[3]	149,533	$5.12	—	$—
Participating Shares of Restricted Class A Common Stock[4]	—	$—	29,868	$8.37
Restricted Shares of Class A Common Stock[5]	—	$—	100,000	$6.08
1 Represents the grant date fair value per share or unit.
2 Represents contingently vesting options to purchase shares of Class A common stock. These share options vest over a period of seven years contingent on meeting various performance goals.
3 Represents phantom Delayed Exchange Class B units issued under the Bonus Plan. These units vest ratably over four years and become Delayed Exchange Class B units upon vesting which may not be exchanged pursuant the Amended and Restated Operating Agreement until the seventh anniversary of the vesting date and are not entitled to any benefits under the Tax Receivable Agreement.
4 Represents restricted shares of Class A common stock that receive nonforfeitable rights to dividends.
5 Represents restricted shares of Class A common stock issued under the 2007 Equity Incentive Plan. These shares vest ratably over ten years and are not entitles to receive dividend or dividend equivalents until vested.

Pursuant to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”), the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  The Company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan. These Class B units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant. These units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock and contingently vesting options to acquire shares of Class A common stock. No restricted Class B units were forfeited during the three months ended March 31, 2016. During the three months ended March 31, 2015, 5,775 restricted Class B units were forfeited in connection with employee departures. During each of the three months ended March 31, 2016 and 2015, no contingently vesting options vested. During the three months ended March 31, 2016, 12,695 Delayed Exchange Class B units were issued for approximately $0.1 million in cash to certain employee members. During the three months ended March 31, 2015, 142,315 Delayed Exchange Class B units issued to one employee during 2014 were canceled and replaced with cash compensation. Additional compensation expense of less than $0.1 million was recognized upon cancellation and replacement of the award. No Class B units were canceled during the three months ended March 31, 2016.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period. As of March 31, 2016 and December 31, 2015, the liability associated with all deferred compensation investment accounts was $0.9 million and $2.9 million, respectively. During the three months ended March 31, 2016, approximately $0.1 million in deferred compensation investments were forfeited in connection with employee departures. No deferred compensation was forfeited during the three months ended March 31, 2015.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of their compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of March 31, 2016 and December 31, 2015, there were 288,191 and 232,585 phantom shares of Class A common stock outstanding, respectively. For the three months ended March 31, 2016 and 2015, no distributions were made under the Director Plan.

The Company has issued to certain of its employees delayed-vesting cash awards.  For the three months ended March 31, 2016 and 2015 no such awards were granted. During the year ended December 31, 2015, $0.4 million was paid in conjunction with previously awarded delayed-vesting cash awards with varying vesting schedules.

As of March 31, 2016 and December 31, 2015, the Company had approximately $29.4 million and $31.0 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, Delayed Exchange Class B units, contingently vesting options, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and option grants issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For the three months ended March 31, 2016 and 2015, the expense recognized in connection with this plan was $0.4 million and $0.3 million, respectively.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

For the three months ended March 31, 2016 and 2015, the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$1,619	$1,621
Participating Shares of Restricted Class A Common Stock	3	1
Total Net Income for Basic Earnings per Share	$1,622	$1,622
Basic Weighted-Average Shares Outstanding	15,166,746	13,049,086
Add: Participating Shares of Restricted Class A Common Stock [1]	25,765	8,628
Total Basic Weighted-Average Shares Outstanding	15,192,511	13,057,714
Basic Earnings per Share	$0.11	$0.12

1 Certain unvested shares of Class A common stock granted to employees have nonforfeitable rights to dividends and therefore participate fully in the results of the Company from the date they are granted. They are included in the computation of basic earnings per share using the two-class method for participating securities.

Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding membership units of the operating company, phantom Class B units, phantom Delayed Exchange Class B units, phantom Class A common stock, outstanding Class B unit options, options to purchase Class A common stock, and restricted Class A common stock, to the extent they would have a dilutive effect on net income per share for the reporting period.  Net income for diluted earnings per share assumes that all outstanding operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to the Company's net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate, exclusive of one-time charges and adjustments associated with both the valuation allowance and the liability to selling and converting shareholders and other one-time charges.

For the three months ended March 31, 2016 and 2015, the Company’s diluted net income was determined as follows:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$7,741	$10,041
Less: Assumed Corporate Income Taxes	2,853	3,736
Assumed After-Tax Income of Pzena Investment Management, LLC	4,888	6,305
Net Income of Pzena Investment Management, Inc.	1,622	1,622
Diluted Net Income	$6,510	$7,927

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

For the three months ended March 31, 2016 and 2015, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$6,503	$7,916
Participating Shares of Restricted Class A Common Stock	3	1
Participating Class B Units	4	10
Total Diluted Net Income Attributable to Shareholders	$6,510	$7,927

Total Basic Weighted-Average Shares Outstanding	15,192,511	13,057,714
Dilutive Effect of B Units	52,114,313	52,949,723
Dilutive Effect of Options [1]	147,364	686,196
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	972,192	1,162,207
Dilutive Effect of Restricted Shares of Class A Common Stock [2]	29,074	37,550
Dilutive Weighted-Average Shares Outstanding	68,455,454	67,893,390
Add: Participating Class B Units[3]	41,057	88,855
Total Dilutive Weighted-Average Shares Outstanding	68,496,511	67,982,245
Diluted Earnings per Share	$0.10	$0.12

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

Approximately 4.0 million and 0.9 million options to purchase Class B units were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2016 and 2015, respectively, as either their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements. Approximately 0.7 million options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2016, as their inclusion would have an an antidilutive effect based on current market prices.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit.  As of March 31, 2016, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 22.5% and 77.5%, respectively, of the economic interests in the operations of the business. As of December 31, 2015, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 22.6% and 77.4%, respectively, of the economic interests in the operations of the business.

Each Class B unit of the operating company is issued with a corresponding share of the Company’s Class B common stock, par value $0.000001 per share.  Each share of the Company’s Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of the Company’s common stock outstanding.  From such time and thereafter, each share of the Company’s Class B

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

common stock entitles its holder to one vote.  When a Class B unit is exchanged for a share of the Company’s Class A common stock or forfeited, a corresponding share of the Company’s Class B common stock will automatically be redeemed and canceled.  Conversely, to the extent that the Company causes the operating company to issue additional Class B units to employees pursuant to its equity incentive plan, these additional holders of Class B units would be entitled to receive a corresponding number of shares of the Company’s Class B common stock (including if the Class B units awarded are subject to vesting).

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

Pursuant to the operating agreement of the operating company, each vested Class B unit is exchangeable for a share of the Company’s Class A common stock, subject to certain exchange timing and volume limitations. No Class B units were exchanged during the three months ended March 31, 2016 or 2015 .

The Company’s share repurchase program was announced on April 24, 2012.  The Board of Directors authorized the Company to repurchase up to an aggregate of $10 million of the Company’s outstanding Class A common stock and the operating company’s Class B units on the open market and in private transactions in accordance with applicable securities laws.  On February 11, 2014, the Company announced that its Board of Directors approved an increase of $20 million in the aggregate amount authorized under the program. The timing, number and value of common shares and units repurchased are subject to the Company’s discretion.  The Company’s share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, for any reason.

During the three months ended March 31, 2016, the Company purchased and retired 100,518 shares of Class A common stock and 2,207 Class B units under the current repurchase authorization at a weighted average price per share of $7.49 and $8.60, respectively.  During the three months ended March 31, 2015, the Company purchased and retired 94,447 shares of Class A common stock and 4,388 Class B units under the repurchase authorization at a weighted average price per unit of $8.73 and $9.46, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

No Class B units options were exercised during the three months ended March 31, 2016. During the three months ended March 31, 2015, 400,000 Class B unit options were exercised for $1.7 million in cash. These exercises resulted in the issuance of 400,000 Class B units.

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$7,741	$10,041
Non-Controlling Interests of Consolidated Subsidiaries	(5)	(60)
Net Income Attributable to Non-Controlling Interests	$7,736	$9,981

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 8—Investments

The following is a summary of Investments:

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Investment Securities, Trading
Equity Securities	$13,417	$25,739
Total Investment Securities, Trading	13,417	25,739
Investments in Equity Method Investees	4,885	1,713
Total	$18,302	$27,452

Investment Securities, Trading

Investments, at Fair Value consisted of the following at March 31, 2016:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$14,153	$(736)	$13,417
Total	$14,153	$(736)	$13,417

    Securities Sold Short, at Fair Value consisted of the following at March 31, 2016:

	Proceeds	Unrealized (Gain)/ Loss	Fair Value
	(in thousands)
Securities Sold Short	$2,680	$(125)	$2,555
Total	$2,680	$(125)	$2,555

Investments, at Fair Value consisted of the following at December 31, 2015:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$30,029	$(4,290)	$25,739
Total	$30,029	$(4,290)	$25,739

Securities Sold Short, at Fair Value consisted of the following at December 31, 2015:

	Proceeds	Unrealized (Gain)/ Loss	Fair Value
	(in thousands)
Securities Sold Short	$2,391	$(160)	$2,231
Total	$2,391	$(160)	$2,231

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena Mutual funds through which it offers its investment strategies. The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds. The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Investments on the consolidated statement of financial condition. As of March 31, 2016, the Company's investments range between 3% and 17% of the capital of these entities and have an aggregate carrying value of $4.9 million.

Note 9—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Leasehold Improvements	$6,826	$6,826
Computer Hardware	745	689
Furniture and Fixtures	1,190	1,190
Computer Software	232	220
Office Equipment	190	180
Total	9,183	9,105
Less: Accumulated Depreciation and Amortization	(1,470)	(1,202)
Total	$7,713	$7,903

In April of 2015, the Company moved to its new corporate headquarters, as discussed further in Note 11—Commitments and Contingencies, and began depreciating approximately $6.8 million in leasehold improvements and $1.2 million in furniture and fixtures related to its new office space.

Depreciation is included in general and administrative expense and totaled approximately $0.3 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

Note 10—Related Party Transactions

For each of the three months ended March 31, 2016 and 2015, the Company earned $0.1 million and $0.8 million, respectively, in investment advisory fees from unconsolidated VIEs that receive investment management services from the Company.

At both March 31, 2016 and December 31, 2015, the Company had approximately $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in receivable from related parties on the consolidated statements of financial condition.  The Company is the sponsor and investment manager of this entity.

In 2015, the Company began offering loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting. Loans are full recourse, are generally written for a seven-year period, at a market rate of interest, payable in annual installments, and collateralized by shares and units held by the employee. As of March 31, 2016 and December 31, 2015, the Company had approximately $0.9 million and $0.8 million of such loans outstanding, respectively.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

At March 31, 2016 and December 31, 2015, Receivable from Related Parties included approximately $0.1 million of a forgivable loan associated with an initial employment agreement. At March 31, 2016, the remainder of the loan becomes forgivable in installments over a period of approximately 7 months.

The operating company, as investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. For each of the three months ended March 31, 2016 and 2015, the Company recognized $0.2 million of such expenses.

The operating company manages the personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its Executive Vice President.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages the personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.2 million for each of the three months ended March 31, 2016 and 2015, respectively. The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was less than $0.1 million for each of the three months ended March 31, 2016 and 2015.

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

In April of 2015, the Company moved to its new corporate headquarters. The new office space is leased under a non-cancelable operating lease agreement that became effective in October 2014. The Company recognizes minimum lease expense for its headquarters on a straight-line basis over the lease term, which expires on December 31, 2025. The Company entered into a five year sublease agreement commencing on May 1, 2015 that is cancelable by either the Company or sublessee given appropriate notice after the third anniversary of the commencement of the sublease agreement. The sublease agreement is for certain office space associated with the Company's operating lease agreement in its corporate headquarters. The sublease income associated with this agreement will be recognized on a straight-line basis over the sublease term will decrease lease expense.

The Company's former headquarters were leased under a non-cancelable operating lease agreement that expired on October 31, 2015.  During the three months ended March 31, 2015, the Company recognized $0.3 million in non-recurring lease expenses associated with its former corporate headquarters.

Lease expenses, including the expenses recognized during the three months ended March 31, 2015 which did not recur during the three months ended March 31, 2016, were $0.4 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively, and are included in general and administrative expense. Lease expenses for the three months ended March 31, 2016 were net of $0.1 million of sublease income. No such income was recognized during the three months ended March 31, 2015.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 12—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  Neither it nor the Company’s other consolidated subsidiaries have made a provision for federal or state income taxes because it is the individual responsibility of each of these entities’ members (including the Company) to separately report their proportionate share of the respective entity’s taxable income or loss.  The operating company has made a provision for New York City UBT and its U.K. consolidated subsidiary has made a provision for U.K. taxes.  The Company, as a “C” corporation under the Internal Revenue Code, is liable for federal, state and local taxes on the income derived from its economic interest in its operating company, which is net of UBT and U.K taxes.  Correspondingly, in its consolidated financial statements, the Company reports both the operating company’s provision for UBT, U.K., as well as its provision for federal, state and local corporate taxes.

The components of the income tax expense are as follows:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Current Provision:
Unincorporated and Other Business Taxes	$443	$462
Local Corporate Tax	—	—
State Corporate Tax	—	—
Federal Corporate Tax	—	—
Total Current Provision	$443	$462
Deferred Provision:
Unincorporated and Other Business Taxes	$22	$62
Local Corporate Tax	53	72
State Corporate Tax	40	46
Federal Corporate Tax	722	812
Total Deferred Provision	$837	$992
Change in Valuation Allowance	(1,060)	(366)
Total Income Tax Expense	$220	$1,088

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of March 31, 2016 and December 31, 2015, the Company had available for U.S. federal income tax reporting purposes, a net operating loss carryforward of $10.3 million and $10.2 million, respectively, which expires in varying amounts during the tax years 2028 through 2035.
As of March 31, 2016 and December 31, 2015, approximately $2.8 million, respectively, of deductions for excess stock- and unit- based transactions were included in net operating losses. The $1.0 million of tax benefit associated with these deductions will be credited to Additional Paid-In Capital when such deductions reduce taxes payable. Although these net operating losses are included in the total carryforward amount, they are not reflected in the table of deferred tax assets as the excess tax benefits are not yet realized.
The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2012.  All tax years subsequent to, and including, 2012 are considered open and subject to examination by tax authorities. During 2013, the Company extended the examination statue of limitations for the 2009 to 2011 tax years in association with the amendment of prior year tax returns to change the methodology for state and local receipts.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

During the three months ended March 31, 2016 and 2015, the Company’s valuation allowance was reduced by approximately $1.1 million and $0.4 million, respectively, due to revised estimates of future taxable income. These changes are reflected as a net adjustment to the Company's Section 754 deferred tax asset, valuation allowance, and other deferred tax assets. To reflect these changes in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $0.9 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.

As of March 31, 2016 and December 31, 2015, the net values of all deferred tax assets were approximately $15.2 million and $15.0 million, respectively.

The change in the Company’s deferred tax asset, net of valuation allowance, for the three months ended March 31, 2016 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2015	$64,877	$4,086	$(53,968)	$14,995
Deferred Tax (Expense)/Benefit	(1,111)	273	—	(838)
Change in Valuation Allowance	—	—	1,060	1,060
Balance at March 31, 2016	$63,766	$4,359	$(52,908)	$15,217

The change in the Company’s deferred tax liability, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the three months ended March 31, 2016, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2015	$(4)
Deferred Tax (Expense)/Benefit	1
Balance at March 31, 2016	$(3)

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax asset, net of valuation allowance, for the three months ended March 31, 2015 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2014	$54,783	$4,074	$(44,239)	$14,618
Deferred Tax (Expense)/Benefit	(923)	(80)	—	(1,003)
Change in Valuation Allowance	—	—	366	366
Balance at March 31, 2015	$53,860	$3,994	$(43,873)	$13,981

The change in the Company’s deferred tax liability for the three months ended March 31, 2015 is summarized as follows:

Total
(in thousands)

Balance at December 31, 2014	$(18)
Deferred Tax (Expense)/Benefit	11
Balance at March 31, 2015	$(7)

Note 13—Subsequent Events

On April 19, 2016, the Company declared a quarterly dividend of $0.03 per share of its Class A common stock that will be paid on May 19, 2016 to holders of record on April 29, 2016.

No other subsequent events necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At March 31, 2016, our assets under management, or AUM, was $26.1 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena Mutual Funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of March 31, 2016, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 22.5% and 77.5%, respectively, of the economic interests in the operations of our business.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the object of aggregating employee ownership in one entity.

Certain of our named executive officers and employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B units of our operating company. As of March 31, 2016, through direct and indirect interests, our five named executive officers, 32 other employee members, and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 55.5%, 4.7%, and 17.3% of the economic interests in our operating company, respectively.

Non-GAAP Net Income

Our results for the three months ended March 31, 2016 and 2015 include recurring adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent unit conversions, as well as our tax receivable agreement and the associated liability to our selling and converting shareholders, in addition to adjustments related to certain non-recurring charges recognized in operating expenses during the three months ended March 31, 2016.  We believe that these accounting adjustments add a measure of non-operational complexity which partially obscures the underlying performance of our business.  Therefore, in evaluating our financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $6.3 million and $0.09, respectively, for the three months ended March 31, 2016, and $8.1 million and $0.12, respectively, for the three months ended March 31, 2015. GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, the adjustments related to the non-recurring charges recognized in operating expenses, and other adjustments.  Our effective tax rate, exclusive of these adjustments, was 36.9% for the three months ended March 31, 2016, respectively, and 37.2% for the three months ended March 31, 2015.  See “Operating Results - Income Tax Expense” below.

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

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands, except share and per share data)
GAAP Net Income	$1,622	$1,622
Net Effect of Tax Receivable Agreement	(183)	(52)
Net Effect of Non-Recurring Lease Expenses	—	36
Non-GAAP Net Income	$1,439	$1,606

GAAP Net Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	$7,741	$10,041
Effect of Non-Recurring Lease Expenses	—	278
Non-GAAP Net Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	7,741	10,319
Less: Assumed Corporate Income Taxes	2,853	3,840
Assumed After-Tax Income of Pzena Investment Management, LLC	4,888	6,479
Non-GAAP Net Income of Pzena Investment Management, Inc.	1,439	1,606
Non-GAAP Diluted Net Income	$6,327	$8,085
Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$6,327	$8,085
Non-GAAP Diluted Earnings Per Share	$0.09	$0.12
Non-GAAP Diluted Weighted-Average Shares Outstanding	68,496,511	67,982,245

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

Our advisory fees are primarily driven by the level of our AUM.  Our AUM increases or decreases with the net inflows or outflows of funds into our various investment strategies and with the investment performance thereof.  In order to increase our AUM and expand our business, we must develop and market investment strategies that suit the investment needs of our target clients, and provide attractive returns over the long term.  The value and composition of our AUM, and our ability to continue to attract clients depends on a variety of factors as described in "Item 1 — Risk Factors — Risks Related to Our Business — Our primary source of revenue is derived from management fees, which are directly tied to the levels of our assets under management. Fluctuations in AUM therefore will directly impact our revenue." of our Annual Report on Form 10-K for the year ended December 31, 2015.

For our institutional accounts, we are paid fees according to a schedule, which varies by investment strategy.  The substantial majority of these accounts pay us management fees pursuant to a schedule by which the rate we earn on the AUM declines as the amount of AUM increases.

Pursuant to our sub-investment advisory agreements with our retail clients and advisory agreements with Pzena branded funds, we are generally paid a management fee according to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases.  Certain of these funds pay us fixed-rate management fees.  Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of AUM, are lower than the advisory fees we earn on our institutional accounts.

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

Certain of our clients pay us performance fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a lower base fee, but allows for us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark. Some performance-based fee arrangements include high-water mark provisions, which generally provide that if a client account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees. Other performance-based fee arrangements require a reduction in the base fee if the relevant investment strategy underperforms the agreed-upon benchmark.

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

Expenses

Our expenses consist primarily of Compensation and Benefits Expense, as well as General and Administrative Expense.  Our largest expense is Compensation and Benefits, which includes the salaries, bonuses, equity-based compensation, and related benefits and payroll costs attributable to our employee members and employees.  Compensation and benefits packages are benchmarked against relevant industry and geographic peer groups in order to attract and retain qualified personnel.  General and Administrative Expense includes lease expenses, professional and outside services fees, depreciation, the costs associated with operating and maintaining our research, trading and portfolio accounting systems, the costs associated with being a public company, and other expenses.  Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the overall size and scale of our business operations.

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

 Non-Controlling Interests

Our operating company consolidates the results of operations of the private investment partnerships and Pzena-branded mutual funds over which we exercise a controlling influence.  We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees’ and outside investors’ direct and indirect interests in our operating company, we have reflected their membership interests as non-controlling interests in our consolidated financial statements.  As a result, our income is primarily generated by our economic interest in our operating company’s net income.  As of March 31, 2016, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 22.5% and 77.5%, respectively, of the economic interests in the operations of the business.

Operating Results

Assets Under Management and Flows

As of March 31, 2016, our AUM of approximately $26.1 billion was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The assets under management and performance of our largest investment strategies as of March 31, 2016 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of March 31, 2016 and 2015:

	AUM at March 31,
Strategy[1]	2016	2015
	(in billions)
U.S. Strategies
Large Cap Value	$9.5	$11.1
Mid Cap Value	2.1	1.9
Value	1.8	1.8
Small Cap Value	1.2	1.2
Other U.S. Strategies	0.1	—
Total U.S. Value Strategies	14.7	16.0

Global and Non-U.S. Strategies
International (ex-US) Value	4.1	3.6
Global Value	3.7	5.7
Emerging Markets Value	2.1	1.7
European Value	1.3	0.8
Other Non-U.S. Strategies	0.2	0.1
Total Global and Non-U.S. Value Strategies	11.4	11.9
Total	$26.1	$27.9
1 Inclusive of our Expanded Value, Focused Value and variations thereof.

	AUM at March 31,
Account Domicile	2016	2015
	(in billions)
U.S.	$19.1	$19.8
Non-U.S.	7.0	8.1
Total	$26.1	$27.9

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to March 31, 2016, and in the five-year, three-year, and one-year periods ended March 31, 2016, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy:

	Period Ended March 31, 2016[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Expanded Value (July 2012)
Annualized Gross Returns	13.7%	N/A	9.8%	(4.4)%
Annualized Net Returns	13.5%	N/A	9.6%	(4.6)%
Russell 1000® Value Index	13.1%	N/A	9.4%	(1.5)%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	6.3%	8.8%	9.0%	(5.2)%
Annualized Net Returns	5.8%	8.4%	8.5%	(5.6)%
Russell 1000® Value Index	6.0%	10.2%	9.4%	(1.5)%
Global Focused Value (January 2004)
Annualized Gross Returns	4.3%	5.2%	6.1%	(8.8)%

Annualized Net Returns	3.6%	4.6%	5.4%	(9.4)%
MSCI® All Country World Index—Net/U.S.$[2]	6.0%	5.2%	5.5%	(4.3)%
International (ex-U.S) Expanded Value (November 2008)
Annualized Gross Returns	10.2%	3.5%	3.9%	(9.1)%
Annualized Net Returns	9.9%	3.2%	3.5%	(9.4)%
MSCI® EAFE Index—Net/U.S.$[2]	7.0%	2.3%	2.2%	(8.3)%
Focused Value (January 1996)
Annualized Gross Returns	10.3%	9.9%	9.5%	(5.6)%
Annualized Net Returns	9.5%	9.2%	8.8%	(6.2)%
Russell 1000® Value Index	8.5%	10.2%	9.4%	(1.5)%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	(0.1)%	(2.3)%	(3.8)%	(7.4)%
Annualized Net Returns	(0.9)%	(3.0)%	(4.5)%	(8.1)%
MSCI® Emerging Markets Index—Net/U.S.$[2]	(2.4)%	(4.1)%	(4.5)%	(12.0)%
Global Expanded Value (January 2010)
Annualized Gross Returns	7.3%	5.9%	6.8%	(6.2)%
Annualized Net Returns	6.9%	5.6%	6.4%	(6.6)%
MSCI® World Index—Net/U.S.$[2]	7.9%	6.5%	6.8%	(3.5)%
Mid Cap Expanded Value (April 2014)
Annualized Gross Returns	3.3%	N/A	N/A	(1.8)%
Annualized Net Returns	3.1%	N/A	N/A	(2.0)%
Russell Mid Cap® Value Index	3.9%	N/A	N/A	(3.4)%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	13.7%	11.3%	11.9%	0.5%
Annualized Net Returns	12.5%	10.1%	10.7%	(0.6)%
Russell 2000® Value Index	9.2%	6.7%	5.7%	(7.7)%
European Focused Value (August 2008)
Annualized Gross Returns	3.8%	3.3%	3.4%	(9.9)%
Annualized Net Returns	3.4%	2.9%	3.0%	(10.2)%
MSCI® Europe Index—Net/U.S.$[2]	0.6%	2.1%	2.7%	(8.4)%
International (ex-U.S) Focused Value (January 2004)
Annualized Gross Returns	5.4%	3.6%	3.7%	(9.2)%
Annualized Net Returns	4.5%	2.9%	3.1%	(9.7)%
MSCI® All Country World ex-U.S. Index—Net/U.S.$[2]	5.3%	0.3%	0.3%	(9.2)%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	12.6%	12.7%	10.8%	(2.9)%
Annualized Net Returns	11.8%	11.9%	10.1%	(3.5)%
Russell Mid Cap® Value Index	10.2%	10.5%	9.9%	(3.4)%
1 The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

2 Net of applicable withholding taxes and presented in U.S. Dollars.

Large Cap Expanded Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At March 31, 2016, the Large Cap Expanded Value strategy generated a one-year annualized gross return of (4.4)%, underperforming its benchmark. The underperformance was driven primarily by our stock selection in the financial services sector and our lack of exposure to the utilities sector.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At March 31, 2016, the Large Cap Focused Value strategy generated a one-year annualized gross return of (5.2)%, underperforming its benchmark. The underperformance was driven primarily by our stock selection in the financial services sector and our lack of exposure to the utilities sector.
Global Focused Value.  This strategy reflects a portfolio composed of approximately 40-60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At March 31, 2016, the Global Focused Value strategy generated a one-year annualized gross return of (8.8)%, underperforming its benchmark.  This main contributors to this underperformance include holdings across a range of industries, specifically certain positions in the consumer discretionary, consumer staples, energy and financial sectors, partially offset by our stock selection in the health care sector.
International (ex-U.S.) Expanded Value.  This strategy reflects a portfolio composed of approximately 60-80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At March 31, 2016, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of (9.1)%, underperforming its benchmark. This underperformance was primarily driven by our stock selection in the information technology sector, along with our overweight position in the energy sector.
Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At March 31, 2016, the Focused Value strategy generated a one-year annualized gross return of (5.6)%, underperforming its benchmark. The underperformance was driven primarily by our stock selection and overweight position in the financial services sector, along with our lack of exposure to the utilities sector.
Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At March 31, 2016, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of (7.4)%, outperforming its benchmark. The main contributors to this outperformance include our stock selection in the financial services and information technology sectors, and certain Chinese and Korean stocks. This relative outperformance was partially offset by our stock selection in the industrials and materials sectors.

Global Expanded Value.  This strategy reflects a portfolio composed of approximately 60-95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At March 31, 2016, the Global Expanded Value strategy generated a one-year annualized gross return of (6.2)%, underperforming its benchmark. This underperformance was primarily driven by our stock selection in the consumer discretionary sector and certain positions in the financial services sector, partially offset by the relative outperformance of certain stocks in the health care sector.
Mid Cap Expanded Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in April 2014. At March 31, 2016, the Mid Cap Expanded Value strategy generated a since inception gross return of (1.8)%, outperforming its benchmark. This relative performance was driven by the outperformance of certain positions in the producer durables sector, partially offset by our lack of exposure to the utilities sector.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At March 31, 2016, the Small Cap Focused Value strategy generated a one-year annualized gross return of 0.5%, outperforming its benchmark. The main contributors to this outperformance include certain positions in the materials and processing, health care, and financial services sectors, and a lack of exposure to the energy sector. This relative outperformance was partially offset by our lack of exposure to the utilities sector.
European Focused Value. This strategy reflects a portfolio composed of approximately 40-50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At March 31, 2016, the European Focused Value strategy generated a one-year annualized gross return of (9.9)%, underperforming its benchmark. This underperformance was driven primarily by our lack of exposure to the energy and consumer staples sectors, partially offset by certain stocks in the financial services sector.

International (ex-U.S.) Focused Value. This strategy reflects a portfolio composed of approximately 30-50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.
This strategy was launched in January 2004. At March 31, 2016, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of (9.2)%, relatively flat compared to its benchmark. This relative performance was driven by our stock selection in the information technology sector and overweight position in the energy sector, offset by certain positions in the financial services and telecommunications sectors.

Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201th to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At March 31, 2016, the Mid Cap Focused Value strategy generated a one-year annualized gross return of (2.9)%, outperforming its benchmark.  This relative performance was driven by the outperformance of our position in the producer durables sector and overweight position in the energy sector, partially offset by our lack of exposure to the utilities sector.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional and retail accounts for the three months ended March 31, 2016 and 2015 is described below.  Inflows are composed of the investment of new or additional assets by new or existing clients.  Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended March 31,
	2016	2015

Institutional Accounts
Assets
Beginning of Period	$14.9	$15.6
Inflows	0.4	1.1
Outflows	(0.7)	(0.9)
Net Flows	(0.3)	0.2
Market Appreciation/(Depreciation)	(0.1)	0.1
End of Period	$14.5	$15.9

Retail Accounts
Assets
Beginning of Period	$11.1	$12.1
Inflows	0.8	0.4
Outflows	(0.3)	(0.4)
Net Flows	0.5	—
Market Appreciation/(Depreciation)	—	(0.1)
End of Period	$11.6	$12.0

Total
Assets
Beginning of Period	$26.0	$27.7
Inflows	1.2	1.5
Outflows	(1.0)	(1.3)
Net Flows	0.2	0.2
Market Appreciation/(Depreciation)	(0.1)	—
End of Period	$26.1	$27.9

Three Months Ended March 31, 2016 versus March 31, 2015

At March 31, 2016, we managed $14.5 billion in institutional accounts and $11.6 billion in retail accounts, for a total of $26.1 billion in assets.  For the three months ended March 31, 2016, we experienced total gross inflows of $1.2 billion partially offset by total gross outflows of $1.0 billion and market depreciation of $0.1 billion.  Assets in institutional accounts decreased by $0.4 billion, or 2.7%, from $14.9 billion at December 31, 2015, due to $0.7 billion in gross outflows and $0.1 billion in market depreciation, partially offset by $0.4 billion in gross inflows. Assets in retail accounts increased by $0.5 billion, or 4.5%, from $11.1 billion at December 31, 2015 due to $0.8 billion in gross inflows partially offset by $0.3 billion in gross outflows.

At March 31, 2015, we managed $15.9 billion in institutional accounts and $12.0 billion in retail accounts, for a total of $27.9 billion in assets. For the three months ended March 31, 2015, we experienced total gross inflows of $1.5 billion partially offset by total gross outflows of $1.3 billion. For the three months ended March 31, 2015, assets in institutional accounts increased by $0.3 billion, or 1.9%, due to $1.1 billion in gross inflows and $0.1 billion in market appreciation, partially offset by $0.9 billion in gross outflows. For the three months ended March 31, 2015, assets in retail accounts decreased by $0.1 billion, or 0.8%, as a result of $0.4 billion in gross outflows and $0.1 billion in market depreciation, partially offset by $0.4 billion in gross inflows.

Revenues

Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three months ended March 31, 2016 and 2015 is described below:

	For the Three Months Ended March 31,
Revenue	2016	2015
	(in thousands)
Institutional Accounts	$18,997	$20,969
Retail Accounts	6,841	7,684
Total	$25,838	$28,653

Three Months Ended March 31, 2016 versus March 31, 2015

Our total revenue decreased by $2.8 million, or 9.8%, to $25.8 million for the three months ended March 31, 2016, from $28.7 million for the three months ended March 31, 2015. This change was driven primarily by a decrease in our average AUM due to market depreciation. Average AUM decreased 9.1% to $25.1 billion from $27.6 billion for the three months ended March 31, 2016 and 2015, respectively.

Our weighted average fees were 0.411% and 0.415% for the three months ended March 31, 2016 and 2015, respectively.

Average assets in institutional accounts decreased $1.5 billion to $14.1 billion for the three months ended March 31, 2016, from $15.6 billion for the three months ended March 31, 2015, and had weighted average fees of 0.539% and 0.536% for the three months ended March 31, 2016 and 2015, respectively.  The increase in weighted average fee rates primarily reflects the addition of assets in certain non-U.S. strategies that generally carry higher fee rates.

Average assets in retail accounts decreased $1.0 billion to $11.0 billion for the three months ended March 31, 2016, from $12.0 billion for the three months ended March 31, 2015, and had weighted average fees of 0.247% and 0.256% for the three months ended March 31, 2016 and 2015, respectively.  The decrease in retail weighted average fee rates primarily reflects a decrease in retail performance fees.

Expenses

Our operating expenses are driven primarily by our compensation and benefits costs.  The table below describes the components of our operating expenses for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash Compensation and Other Benefits	$10,897	$10,597
Other Non-Cash Compensation	1,601	1,473
Total Compensation and Benefits Expense	12,498	12,070
General and Administrative Expense	3,044	3,603
Total Operating Expenses	$15,542	$15,673

Three Months Ended March 31, 2016 versus March 31, 2015

Total operating expenses decreased by $0.1 million, or 0.8%, to $15.5 million for the three months ended March 31, 2016, from $15.7 million for the three months ended March 31, 2015.  This decrease was attributable to a a decrease in general and administrative costs, partially offset by an increase in our compensation and benefits expenses.

Compensation and benefits expense increased by approximately $0.4 million, or 3.5%, to $12.5 million for the three months ended March 31, 2016, from $12.1 million for the three months ended March 31, 2015.  This increase was primarily attributable to a $0.3 million increase in cash compensation due to an increase in compensation and headcount during 2016.

General and administrative expense decreased by $0.6 million, or 15.5%, to $3.0 million for the three months ended March 31, 2016 from $3.6 million for the three months ended March 31, 2015. This decrease primarily reflects $0.3 million in non-recurring lease expenses associated with our former corporate headquarters in the first quarter of 2015 and certain non-recurring operational expenses.

Other Expense

Three Months Ended March 31, 2016 versus March 31, 2015

Other Expense was $0.7 million for the three months ended March 31, 2016, and consisted primarily of $0.9 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.1 million in gains and other investment income from investments and $0.1 million in dividend income. Other Expense was $0.3 million for the three months ended March 31, 2015, and consisted primarily of $0.2 million of expense related to adjustments to our liability to our selling and converting shareholders.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Income Tax Expense

For the three months ended March 31, 2016 and 2015, components of our income tax expense are as follows :

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Unincorporated and Other Business Tax Expenses	$465	$524
Corporate Tax Expense:
Corporate Income Tax Expense	815	930
Change in Valuation Allowance	(1,060)	(366)
Total Corporate Tax (Benefit)/ Expense	(245)	564
Total Income Tax Expense	$220	$1,088

Our results for the three months ended March 31, 2016 and 2015 included the effects of adjustments related to our tax receivable agreement and the associated liability as well as non-recurring lease expenses discussed in "Expenses" above.  Details of corporate tax expenses excluding these items and reconciliations between our GAAP and non-GAAP corporate tax items are as follows:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Corporate Tax (Benefit)/ Expense	$(245)	$564
Effects of One Time Adjustments	—	25
Less: Change in the Valuation Allowance Associated with the Tax Receivable Agreement	1,061	297
Non-GAAP Corporate Tax Expense	$816	$886

Our effective tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and adjustments related to non-recurring expenses recognized in operating expense in the first quarter of 2016, was 36.2% and 35.6% for the three months ended March 31, 2016 and 2015, respectively, and was determined as follows:

	For the Three Months Ended March 31,
	2016		2015
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$767	34.0%	$847	34.0%
State and Local Taxes, Net of Federal Benefit	64	2.9%	80	3.2%
Other Adjustments	(15)	(0.7)%	(41)	(1.6)%
Non-GAAP Effective Taxes	$816	36.2%	$886	35.6%

A comparison of the GAAP effective tax rates for the three months ended March 31, 2016 and 2015 is not meaningful due to the valuation allowance adjustments.

Three Months Ended March 31, 2016 versus March 31, 2015

Income Tax Expense was $0.2 million for the three months ended March 31, 2016 and $1.1 million for the three months ended March 31, 2015.  Income Tax Expense for the three months ended March 31, 2016 and 2015 included $1.1 million and $0.4 million of benefit, respectively, associated with decreases to the valuation allowance recorded against our deferred tax asset. The remaining income tax expense for the three months ended March 31, 2016 consisted of $0.5 million in operating company unincorporated and other business taxes and $0.8 million of corporate income taxes. The remaining income tax expense for the three months ended March 31, 2015, consisted of $0.5 million of operating company unincorporated and other business taxes and $0.9 million of corporate income taxes.

Net Income Attributable to Non-Controlling Interests

Three Months Ended March 31, 2016 versus March 31, 2015

Net income attributable to non-controlling interests was $7.7 million for the three months ended March 31, 2016, and consisted of $7.7 million associated with our employees’ and outside investors’ approximately 77.4% weighted average interest in the income of the operating company.  Net income attributable to non-controlling interests was $10.0 million for the three months ended March 31, 2015, and consisted of $10.0 million associated with our employees’ and outside investors’ approximately 80.2% weighted average interest in the income of the operating company, partially offset by $0.1 million in losses associated with the non-controlling interest in the losses of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the decrease in net income for the three months ended March 31, 2016 and the the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through the cash generated by our operations.  Distributions to members of our operating company are our largest use of cash.  Other activities include purchases and sales of investments to fund our deferred compensation program, capital expenditures, and supporting strategic growth initiatives such as providing the initial cash investment in our mutual funds.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended March 31, 2016, our average AUM and revenues decreased by 9.1% and 9.8%, respectively, compared to our average AUM and revenues for the three months ended March 31, 2015. At March 31, 2016, cash and cash equivalents was $20.5 million, inclusive of $3.8 million in cash held by our consolidated subsidiaries.  Advisory fees receivable was $21.3 million. We also had approximately $10.0 million in investments set aside to satisfy our obligations under our deferred compensation programs.

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

We regularly evaluate our staffing requirements and compensation levels with reference to our own liquidity position and external peer benchmarking data.  The result of this review directly influences management’s recommendations to our Board of Directors with respect to such staffing and compensation levels.

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

Cash Flows

 Three Months Ended March 31, 2016 versus March 31, 2015

Cash and cash equivalents decreased $14.9 million to $20.5 million during the three months ended March 31, 2016 compared to a $18.0 million decrease in cash and cash equivalents to $21.1 million during the three months ended March 31, 2015.  Net cash provided by operating activities increased $4.2 million in the three months ended March 31, 2016 to $12.2 million from $7.9 million in the three months ended March 31, 2015.  The increase was primarily due to changes in operating assets and liabilities, and working capital.

Net cash used in investing activities decreased $1.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The decrease was primarily due to a $3.2 million decrease in cash used in the purchases of property and equipment during the three months ended March 31, 2016, partially offset by the $2.2 million increase in net purchases and proceeds of investments during the three months ended March 31, 2016.

Net cash used in financing activities increased $2.0 million for the three months ended March 31, 2016 to $25.7 million from $23.7 million for the three months ended March 31, 2015. The increase is primarily due to a $0.7 million increase in dividend payments, partially offset by a $0.3 million decrease in distributions in non-controlling interests and a $0.1 decrease in contributions from non-controlling interests during the three months ended March 31, 2016. Unlike the three months ended March 31, 2015, net cash used in financing activities was not impacted by cash received for the exercise of options to purchase Class B units during the three months ended March 31, 2016.

Contractual Obligations

The lease for our former corporate headquarters expired in October 2015. We entered into a new 11-year lease agreement in June 2014, the term of which commenced in October 2014. Annual minimum rent during the term is approximately $2.0 million. In April 2015, we entered into a five-year sublease agreement, which is cancelable by either the Company or sublessee given appropriate notice after the the third anniversary of the May 1, 2015 commencement of the sublease agreement. The sublease income reduces our annual minimum lease payments during its term by $0.4 million per year.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

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

During the first quarter of 2016, the Company adopted ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” issued by the FASB in February 2015. This standard modifies consolidation guidance for reporting organizations that are required to evaluate whether certain legal entities should be consolidated. The Company elected to adopt ASU No. 2015-02 under a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the January 1, 2016. The adoption of ASU No. 2015-02 resulted in the deconsolidation of entities previously included in our consolidated results as the Company no longer has a controlling financial interest in those entities. The effects of ASU No. 2015-02 on the Company’s consolidated financial statements are included in “Note 2 — Significant Accounting Policies” of this Quarterly Report on Form 10-Q.

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

We believe that the accounting estimate related to the $52.9 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we are not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

Tax benefits related to stock option windfall deductions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. We will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-in Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. During the three months ended March 31, 2016 and 2015, we had approximately less than $0.1 million and $0.1 million in tax benefits, respectively, associated with stock- and unit-based awards that we were not able to recognize. This amount is reflected as an unrecognized tax benefit and is not included in the balance of our deferred tax asset.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2, "Significant Accounting Policies — Recently Issued Accounting Pronouncements Not Yet Adopted" in addition to the consolidated financial statements beginning on page 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the institutional separate accounts we manage and the retail clients for which we act as sub-investment adviser.

Our revenue for the three months ended March 31, 2016 and 2015 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

The value of our AUM was $26.1 billion as of March 31, 2016. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our investment strategies, products, and client relationships, would cause an annualized increase or decrease in our revenues of approximately $10.7 million at our current weighted average fee rate excluding the impact of performance fees of 0.409%. There are differences in our fee rates across distribution channels, investment strategies and the size of client relationships. As such, a change in the composition of our AUM, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted average fee rates and thus different impact to revenues on the same 10% increase or decrease in the value of our AUM.

We are also subject to market risk due to a decline in the value of the our holdings and the holdings of our consolidated subsidiaries, which, as of March 31, 2016, consist primarily of marketable securities, investments in equity method investees, and securities sold short.  At March 31, 2016, the value of our assets subject to market risk was $18.3 million. At March 31, 2016, the value of our liabilities subject to market risk was $2.6 million. Assuming a 10% increase or decrease, the fair value of assets and liabilities would have increased or decreased by $1.8 million and $0.3 million, respectively, at March 31, 2016.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. Dollar. Movements in the rate of exchange between the U.S. Dollar and the underlying foreign currency affect the values of assets held in accounts that we manage, thereby affecting the amount of revenues we earn. The value of our AUM was $26.1 billion as of March 31, 2016 and approximately 30% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 33% of our assets under management were invested in securities denominated in currencies other than the U.S. Dollar. To the extent our assets under management are denominated in currencies other than the U.S. Dollar, the value of those assets under management will decrease with an increase in the value of the U.S. Dollar, or increase with a decrease in the value of the U.S. Dollar. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we do not hedge an investment portfolio’s exposure to a non-U.S. currency.

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming that 33% of our assets under management is unvested in securities denominated in currencies other than the U.S. Dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. Dollar would decrease or increase the fair value of our assets under management by $0.9 billion, which would cause an annualized increase or decrease in revenues of approximately $3.6 million at our current weighted average fee rate excluding the impact of performance fees of 0.409%.

We operate in several foreign countries, but mainly in the United Kingdom. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, although our revenues are predominately realized in U.S. Dollar. We do not believe that foreign currency fluctuations materially affect our results of operations and, as such, have not adopted a corporate-level risk management policy to manage this exchange rate risk.

Interest Rate Risk

As of March 31, 2016, our $20.5 million in cash and cash equivalents was primarily held in demand deposit accounts. As such, interest rate changes would not have a material impact on the income we earn from these deposits. Since the Company does not have any debt that bears interest at a variable rate, it did not have any direct exposure to interest rate risk at March 31, 2016.

Item 4.   Controls and Procedures.

During the course of its review of our consolidated financial statements as of March 31, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances

During the three months ended March 31, 2016, in connection with new employee member grants, and employee equity purchases we issued an aggregate of 18,507 Class B units of our operating company and the corresponding number of shares of Class B common stock. Certain of these Class B units are Delayed Exchange Class B units, which have the right to receive dividend payments; but cannot be exchanged for shares of the Company's Class A common stock until seven years after the date of grant and do not carry rights associated with the tax receivable agreement.

These issuances did not involve any public offering, general advertising or general solicitation. The certificates representing the securities bear a restrictive legend. The securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended March 31, 2016.

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
				(in millions)
January 1, 2016 through January 31, 2016	78,165	$7.60	78,165	$10.1
February 1, 2016 through February 29, 2016	22,353	7.12	22,353	10.0
March 1, 2016 through March 31, 2016	—	—	—	10.0
Total	100,518	$7.49	100,518	$10.0

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

2 The dollar amount in the column entitled "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs," reflects the remainder of the program and also reflects the repurchase of 2,207 of the operating company's Class B units during January 2016 for an average price of $8.60. Class B units are repurchased at fair value determined by reference to our Class A common stock on the date of transaction since Class B units are exchangeable for share of our Class A common stock on a one-for-one basis.

Item 6.  Exhibits.

Exhibit	Description of Exhibit
10.1
Form of Amended and Restated Agreement of Limited Partnership of Pzena Investment Management, LP, dated as of January 1, 2016, by and among Pzena Investment Management, Inc. and the Limited Partners names on the signature pages thereto (filed herewith)

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
101
Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2016

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ GARY J. BACHMAN
	Name:	Gary J. Bachman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)