Form 10-Q
period 2016-06-30
Pzena Investment Management, Inc.
filed 2016-08-09
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of August 8, 2016, there were 16,369,755 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.
As of August 8, 2016, there were 50,864,403 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.
FORM 10-Q

		Page
	PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc. as of June 30, 2016 (unaudited) and December 31, 2015	1
	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2016 and 2015	2
	Consolidated Statements of Comprehensive Income (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2016 and 2015	3
	Consolidated Statement of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Six Months Ended June 30, 2016	4
	Consolidated Statements of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2016 and 2015	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	46

	PART II — OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6.	Exhibits	48

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on our views, plans, estimates, and expectations. Potentially inaccurate assumptions could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.  Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date they are made.  We undertake no obligation to publicly revise any forward-looking statements included in this Quarterly Report to reflect circumstances or events after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Quarterly Report on Form 10-Q.

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and Cash Equivalents	$24,838	$35,417
Restricted Cash	3,466	3,552
Due from Broker	626	297
Advisory Fees Receivable	21,516	22,248
Investments	18,594	27,452
Receivable from Related Parties	1,347	1,054
Other Receivables	652	589
Prepaid Expenses and Other Assets	905	802
Deferred Tax Asset, Net of Valuation Allowance of $58,565 and $53,968, respectively	14,740	14,995
Property and Equipment, Net of Accumulated Depreciation of $1,742 and $1,202, respectively	7,459	7,903
TOTAL ASSETS	$94,143	$114,309
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$14,987	$7,885
Due to Broker	382	30
Securities Sold Short, at Fair Value	2,496	2,231
Liability to Selling and Converting Shareholders	16,310	15,075
Deferred Compensation Liability	1,762	2,896
Other Liabilities	826	730
TOTAL LIABILITIES	36,763	28,847
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 16,422,320 and 15,218,355 Shares Issued and Outstanding in 2016 and 2015, respectively)	164	152
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 50,817,364 and 52,089,472 Shares Issued and Outstanding in 2016 and 2015, respectively)	—	—
Additional Paid-In Capital	5,799	5,819
Retained Earnings	10,178	12,453
Accumulated Other Comprehensive Loss	(12)	(2)
Total Pzena Investment Management, Inc.'s Equity	16,129	18,422
Non-Controlling Interests	41,251	67,040
TOTAL EQUITY	57,380	85,462
TOTAL LIABILITIES AND EQUITY	$94,143	$114,309
 See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE	$26,435	$29,510	$52,273	$58,163
EXPENSES
Compensation and Benefits Expense	11,699	11,800	24,197	23,870
General and Administrative Expense	3,475	4,490	6,519	8,093
Total Operating Expenses	15,174	16,290	30,716	31,963
Operating Income	11,261	13,220	21,557	26,200
OTHER INCOME/ (EXPENSE)
Interest Income	48	7	57	21
Dividend Income	87	312	174	430
(Losses)/ Gains and Other Investment Income	(506)	460	(402)	475
Change in Liability to Selling and Converting Shareholders	700	(672)	(178)	(917)
Other Income/ (Expense)	14	54	(26)	(137)
Total Other Income/ (Expense)	343	161	(375)	(128)
Income Before Income Taxes	11,604	13,381	21,182	26,072
Income Tax Expense	2,247	566	2,467	1,654
Net Income	9,357	12,815	18,715	24,418
Less: Net Income Attributable to Non-Controlling Interests	7,951	10,893	15,687	20,874
Net Income Attributable to Pzena Investment Management, Inc.	$1,406	$1,922	$3,028	$3,544

Net Income for Basic Earnings per Share	$1,406	$1,922	$3,028	$3,544
Basic Earnings per Share	$0.09	$0.15	$0.20	$0.27
Basic Weighted Average Shares Outstanding[1]	15,832,806	12,946,168	15,512,659	13,001,633

Net Income for Diluted Earnings per Share	$6,465	$8,531	$12,974	$16,458
Diluted Earnings per Share	$0.09	$0.13	$0.19	$0.24
Diluted Weighted Average Shares Outstanding[1]	68,903,766	68,223,560	68,597,999	68,109,058

Cash Dividends per Share of Class A Common Stock	$0.03	$0.03	$0.35	$0.35
1 The Company issues restricted shares of Class A common stock and restricted Class B units that have non-forfeitable dividend rights. Under the "two-class method," these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME	$9,357	$12,815	$18,715	$24,418
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	(36)	—	(41)	—
Total Other Comprehensive Loss	(36)	—	(41)	—
Comprehensive Income	9,321	12,815	18,674	24,418
Less: Comprehensive Income Attributable to Non-Controlling Interests	7,924	10,893	15,656	20,874
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$1,397	$1,922	$3,018	$3,544

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2015	15,218,355	52,089,472	$152	$5,819	$(2)	$12,453	$67,040	$85,462
Adjustment for the Cumulative Effect of Applying ASU 2015-02 for the Deconsolidation of a Legal Entity	—	—	—	—	—	—	(10,835)	(10,835)
Adjusted Balance at January 1, 2016	15,218,355	52,089,472	152	5,819	(2)	12,453	56,205	74,627
Unit Conversion	1,369,811	(1,369,811)	14	1,243	—	—	(1,071)	186
Amortization of Non-Cash Compensation	24,934	22,723	—	355	—	—	1,047	1,402
Sale of Shares under Equity Incentive Plan	—	69,978	—	78	—	—	244	322
Directors' Share Grants	—	—	—	63	—	—	214	277
Net Income	—	—	—	—	—	3,028	15,687	18,715
Foreign Currency Translation Adjustments	—	—	—	—	(10)	—	(31)	(41)
Options Exercised	—	13,576	—	—	—	—	—	—
Repurchase and Retirement of Class A Common Stock	(190,780)	—	(2)	(1,504)	—	—	—	(1,506)
Repurchase and Retirement of Class B Units	—	(8,574)	—	(16)	—	—	(50)	(66)
Class A Cash Dividends Declared and Paid ($0.35 per share)	—	—	—	—	—	(5,303)	—	(5,303)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	469	469
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(31,702)	(31,702)
Other	—	—	—	(239)	—	—	239	—
Balance at June 30, 2016	16,422,320	50,817,364	$164	$5,799	$(12)	$10,178	$41,251	$57,380

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
OPERATING ACTIVITIES
Net Income	$9,357	$12,815	$18,715	$24,418
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	272	187	539	252
Disposal of Fixed Assets	—	428	—	428
Non-Cash Compensation	1,581	1,561	3,182	3,034
Directors' Share Grants	99	82	277	228
Losses/ (Gains) and Other Investment Income	506	(460)	402	(475)
Lease Liability	—	862	—	862
Foreign Currency Translation Adjustments	(36)	—	(41)	—
Change in Liability to Selling and Converting Shareholders	(700)	672	178	917
Deferred Income Taxes	1,720	14	1,497	640
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(212)	(776)	731	(851)
Due from Broker	(424)	170	(335)	(437)
Restricted Cash	(48)	(284)	86	(959)
Prepaid Expenses and Other Assets	64	318	(222)	57
Non-Cash Compensation Modification	—	—	—	(713)
Due to Broker	201	496	345	550
Accounts Payable, Accrued Expenses, and Other Liabilities	5,116	5,203	4,367	6,051
Change in Lease Liability	—	(367)	—	(473)
Purchases of Equity Securities and Securities Sold Short	(8,388)	(11,312)	(13,361)	(28,823)
Proceeds from Equity Securities and Securities Sold Short	6,262	11,825	11,171	24,649
Net Cash Provided by Operating Activities	15,370	21,434	27,531	29,355
INVESTING ACTIVITIES
Purchases of Investments	(131)	(2,238)	(1,872)	(6,773)
Proceeds from Sale of Investments	1,404	1,289	2,163	7,060
Payments to Related Parties	(158)	(8)	(293)	(206)
Purchases of Property and Equipment	(18)	(2,257)	(95)	(5,547)
Net Cash Provided by/ (Used in) Investing Activities	1,097	(3,214)	(97)	(5,466)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(753)	(1,518)	(1,506)	(2,343)
Repurchase and Retirement of Class B Units	(47)	(1,542)	(66)	(1,584)
Sale of Shares under Equity Incentive Plan	274	—	322	—
Option Exercise	—	—	—	1,688
Distributions to Non-Controlling Interests	(11,319)	(11,485)	(31,702)	(32,138)
Contributions from Non-Controlling Interests	198	49	469	385
Dividends	(452)	(388)	(5,303)	(4,565)
Net Cash Used in Financing Activities	(12,099)	(14,884)	(37,786)	(38,557)
NET CHANGE IN CASH	$4,368	$3,336	$(10,352)	$(14,668)
CASH AND CASH EQUIVALENTS - Beginning of Period	$20,470	$21,105	$35,417	$39,109
Adjustment for the Cumulative Effect of Applying ASU 2015-02 for the Deconsolidation of a Legal Entity	—	—	(227)	—
Net Change in Cash	4,368	3,336	(10,352)	(14,668)
CASH AND CASH EQUIVALENTS - End of Period	$24,838	$24,441	$24,838	$24,441
Supplementary Cash Flow Information:
Income Taxes Paid	$124	$360	$370	$769

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

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of June 30, 2016, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company, through its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of June 30, 2016:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	June 30, 2016
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Small Cap Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (4/27/2016)	98.2%
Pzena Mid Cap Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	86.9%
Pzena Long/Short Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	79.9%
Pzena International Value Service, a series of Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	53.5%

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

During 2014, the Company provided the initial cash investment for three Pzena Mutual Funds in an effort to generate an investment performance track record to attract third-party investors. During the three months ended June 30, 2016, the Company provided the initial cash investment for the launch of a fourth Pzena Mutual Fund. Due to their series fund structure, registration, and compliance with the requirements of the Investment Company Act of 1940, these funds are analyzed for consolidation under the voting interest model. As a result of the Company's interests, it consolidates the Pzena Mid Cap Value Fund, Pzena Long/Short Value Fund, and Pzena Small Cap Value Fund. These funds will continue to be consolidated to the extent the Company is deemed to control them. At June 30, 2016, the aggregate of these funds' $9.2 million in net assets was included in the Company's consolidated statement of financial condition.

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC.  The operating company is considered the primary beneficiary of this entity. At June 30, 2016, Pzena International Value Service’s $3.0 million in net assets were included in the Company’s consolidated statement of financial condition.

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

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company.  The total net assets of these VIEs was approximately $37.0 million and $390.1 million at June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015, in order to satisfy certain of the Company's obligations under its deferred compensation programs, the operating company had $2.7 million and $1.7 million in investments, respectively, in certain of these firm-sponsored vehicles, for which the Company was not deemed to be primary beneficiary.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on the applicable contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the AUM.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned. In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually.  Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, such performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  For the three months ended June 30, 2016, the Company did not recognize performance fee income. For the six months ended June 30, 2016 the Company recognized approximately $0.1 million in performance fee income. For the three and six months ended June 30, 2015, the Company recognized approximately $0.3 million and $0.8 million in performance fee income, respectively.

Cash and Cash Equivalents:

At June 30, 2016 and December 31, 2015, Cash and Cash Equivalents was $24.8 million and $35.4 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposits and other accounts whose balances often exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

At June 30, 2016 and December 31, 2015, the Company had $3.5 million and $3.6 million, respectively, of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition.

Included in this balance at June 30, 2016 is a $1.0 million letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.  At December 31, 2015 this balance included $1.4 million in such letters of credit required by the Company's leases for both is current and former headquarters.

Also included in these balances at June 30, 2016 and December 31, 2015, were amounts of cash collateral for margin accounts established by the Pzena Long/Short Value Fund required to maintain to support securities sold short, not yet purchased of $2.5 million and $2.2 million, respectively.

Due to/from Broker:

Due to/from Broker consists primarily of amounts payable/receivable for unsettled securities transactions held/initiated at the clearing brokers of the Company’s consolidated subsidiaries.

Investments:

Investment Securities, trading
Investments classified as trading securities consist of equity securities held by the Company and its consolidated subsidiaries. Certain of the Company's investments are held to satisfy the Company's obligations under its deferred compensation program. Dividends associated with the Company's investments and the investments of the Company's consolidated subsidiaries are recognized as dividend income on an ex-dividend basis in the consolidated statement of operations.

Securities Sold Short represents securities sold short, not yet purchased by the Pzena Long/Short Value Fund, which is consolidated with the Company's financial statements. Dividend expense associated with these investments is recognized in Other Expense on an ex-dividend basis in the consolidated statements of operations.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

All such investments are recorded at fair value, with net realized and unrealized gains and losses reported in earnings. Net realized and unrealized gains and losses are recognized as a component of (Losses)/ Gains and Other Investment Income in the consolidated statements of operations.

Investments in equity method investees
During the three and six months ended June 30, 2016, the Company accounted for its investments in certain private investment partnerships and the Pzena Emerging Markets Value Fund, in which the Company has non-controlling interests and exercises significant influence, using the equity method. These investments are included in Investments in the Company's consolidated statements of financial condition. The carrying value of these investment are recorded at the amount of capital reported by the private investment partnership. The capital account reflects any contributions paid to, distributions received from, and equity earnings of, the entities. The earnings of these investments are recognized as equity in the earnings of affiliates and reflected as a component of (Losses)/ Gains and Other Investment Income in the consolidated statements of operations.

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any. During the three and six months ended June 30, 2016, no impairment losses were recognized.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents these instruments’ fair value at June 30, 2016:

	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$13,790	$—	$—	$—	$13,790
Investments in Equity Method Investees	—	—	—	4,804	4,804
Total	$13,790	$—	$—	$4,804	$18,594

	Level 1	Level 2	Level 3	Other Liabilities Not Held at Fair Value	Total
	(in thousands)
Liabilities:
Securities Sold Short	$2,496	$—	$—	$—	$2,496

The following table presents these instruments’ fair value at December 31, 2015:

	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$24,835	$904	$—	$—	$25,739
Investments in Equity Method Investees	—	—	—	1,713	1,713
Total	$24,835	$904	$—	$1,713	$27,452

	Level 1	Level 2	Level 3	Other Liabilities Not Held at Fair Value	Total
	(in thousands)
Liabilities:
Securities Sold Short	$2,231	$—	$—	$—	$2,231

For the three and six months ended June 30, 2016 and 2015, there were no transfers between levels. In addition, the Company did not hold any Level 3 securities during these periods. The Company did not hold any Level 2 securities during the three or six months ended June 30, 2016.

Securities Valuation:

Investments in equity securities and securities sold short for which market quotations are available are valued at the last reported price or closing price on the primary market or exchange on which they trade.  If no reported equity sales occurred on the valuation date, equity investments are valued at the bid price. Transactions are recorded on a trade date basis.

The net realized gain or loss on sales of equity securities and securities sold short is determined on a specific identification basis and is included in (Losses)/ Gains and Other Investment Income in the consolidated statements of operations.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions.  For the three and six months ended June 30, 2016, approximately 11.0% and 10.9% of the Company's advisory fees, respectively, were generated from advisory agreements with one client relationship. For each of the three and six months ended June 30, 2015, approximately 10.8% of the Company's advisory fees, respectively, were generated from advisory agreements with one client relationship. At June 30, 2016 and December 31, 2015, no allowance for doubtful accounts was deemed necessary.

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

Judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company establishes liabilities for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These liabilities are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these liabilities in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate. It is also the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax Expense on the consolidated statements of operations. As of June 30, 2016 and December 31, 2015, the Company had $2.7 million and $2.3 million in unrecognized tax benefits that, if recognized, would affect the provision for income taxes. For the three and six months ended June 30, 2016 and 2015, no expenses associated with interest and penalties were recorded. As of June 30, 2016 and December 31, 2015, no such accruals were recorded.

The Company and its consolidated subsidiaries account for all U.S. federal, U.K., state, and local taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At June 30, 2016, the Company had a $58.6 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A common

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

stock.  At December 31, 2015, the Company had a $54.0 million valuation allowance against these deferred tax assets.  The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

Excess tax benefits related to stock- and unit-transactions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. The Company will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-In Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. For the three and six months ended June 30, 2015 the Company had $0.2 million and $0.3 million, respectively, in tax benefits associated with stock- and unit-based awards that it was not able to recognize. For the three and six months ended June 30, 2016, the Company had no such benefits.

Foreign Currency:

The functional currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary. Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations. For the three and six months ended June 30, 2016 the Company recorded less than $0.1 million of other comprehensive income associated with foreign currency translation adjustments. For the three and six months ended June 30, 2015, the Company did not record any other comprehensive income.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cash Compensation and Other Benefits	$10,118	$10,239	$21,015	$20,836
Non-Cash Compensation	1,581	1,561	3,182	3,034
Total Compensation and Benefits Expense	$11,699	$11,800	$24,197	$23,870

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  No new non-cash compensation awards were issued during the three months ended June 30, 2016 and 2015. Details of non-cash compensation awards granted during the six months ended June 30, 2016 and 2015 are as follows:

	For the Six Months Ended June 30,
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

Pursuant to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”), the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  The Company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan. These Class B units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant. These units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock and contingently vesting options to acquire shares of Class A common stock. No restricted Class B units were forfeited during the three or six month ended June 30, 2016, or the three months ended ended June 30, 2015.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

During the six months ended June 30, 2015, 5,775 restricted Class B units were forfeited in connection with employee departures. During each of the three and six months ended June 30, 2016 and 2015, no contingently vesting options vested. During the three months ended June 30, 2016, 57,283 Delayed Exchange Class B units were issued for approximately $0.3 million in cash to certain employee members. During the six months ended June 30, 2016, 69,978 Delayed Exchange Class B units were issued for approximately $0.3 million in cash to certain employee members. No units were issued for cash during the three or six months ended June 30, 2015. During the six months ended June 30, 2015, 142,315 Delayed Exchange Class B units issued to one employee during 2014 were canceled and replaced with cash compensation. Additional compensation expense of less than $0.1 million was recognized upon cancellation and replacement of the award. No Class B units were canceled during the three months ended June 30, 2016 and 2015.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period. As of June 30, 2016 and December 31, 2015, the liability associated with all deferred compensation investment accounts was $1.8 million and $2.9 million, respectively. During the six months ended June 30, 2016, approximately $0.1 million in deferred compensation investments were forfeited in connection with employee departures. No deferred compensation was forfeited during the three months ended June 30, 2016, or the three and six months ended June 30, 2015.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of their compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of June 30, 2016 and December 31, 2015, there were 289,162 and 232,585 phantom shares of Class A common stock outstanding, respectively. For the three and six months ended June 30, 2016 and 2015, no distributions were made under the Director Plan.

The Company has issued to certain of its employees delayed-vesting cash awards.  For the three and six months ended June 30, 2016 and 2015 no such awards were granted. During the year ended December 31, 2015, $0.4 million was paid in conjunction with previously awarded delayed-vesting cash awards with varying vesting schedules. As of June 30, 2016, no such awards were outstanding.

As of June 30, 2016 and December 31, 2015, the Company had approximately $27.6 million and $31.0 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, Delayed Exchange Class B units, contingently vesting options, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and option grants issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For the three and six months ended June 30, 2016, the expense recognized in connection with this plan was $0.2 million and $0.6 million, respectively. For the three and six months ended June 30, 2015, the expense recognized in connection with this plan was $0.2 million and $0.5 million, respectively.

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

For the three and six months ended June 30, 2016 and 2015, the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$1,405	$1,918	$3,024	$3,539
Participating Shares of Restricted Class A Common Stock	1	4	4	5
Total Net Income for Basic Earnings per Share	$1,406	$1,922	$3,028	$3,544
Basic Weighted-Average Shares Outstanding	15,817,872	12,916,300	15,492,309	12,982,326
Add: Participating Shares of Restricted Class A Common Stock 1	14,934	29,868	20,350	19,307
Total Basic Weighted-Average Shares Outstanding	15,832,806	12,946,168	15,512,659	13,001,633
Basic Earnings per Share	$0.09	$0.15	$0.20	$0.27

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2016 and 2015, the Company’s diluted net income was determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$8,019	$10,523	$15,760	$20,564
Less: Assumed Corporate Income Taxes	2,960	3,914	5,814	7,650
Assumed After-Tax Income of Pzena Investment Management, LLC	5,059	6,609	9,946	12,914
Net Income of Pzena Investment Management, Inc.	1,406	1,922	3,028	3,544
Diluted Net Income	$6,465	$8,531	$12,974	$16,458

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2016 and 2015, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$6,460	$8,516	$12,962	$16,432
Participating Shares of Restricted Class A Common Stock	1	4	4	5
Participating Class B Units	4	11	8	21
Total Diluted Net Income Attributable to Shareholders	$6,465	$8,531	$12,974	$16,458

Total Basic Weighted-Average Shares Outstanding	15,832,806	12,946,168	15,512,659	13,001,633
Dilutive Effect of B Units	51,392,409	53,173,112	51,753,361	53,062,035
Dilutive Effect of Options [1]	371,747	629,944	164,671	660,981
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	1,224,257	1,338,667	1,090,118	1,253,211
Dilutive Effect of Restricted Shares of Class A Common Stock [2]	41,490	52,589	36,133	45,247
Dilutive Weighted-Average Shares Outstanding	68,862,709	68,140,480	68,556,942	68,023,107
Add: Participating Class B Units[3]	41,057	83,080	41,057	85,951
Total Dilutive Weighted-Average Shares Outstanding	68,903,766	68,223,560	68,597,999	68,109,058
Diluted Earnings per Share	$0.09	$0.13	$0.19	$0.24

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

Approximately 0.6 million and 1.0 million options to purchase Class B units were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2016, respectively, as their inclusion would have had an antidilutive effect based on current market prices. Approximately 0.7 million options to purchase shares of Class A common stock were also excluded from the calculation of diluted earnings per share for the six months ended June 30, 2016, as their inclusion would have an an antidilutive effect based on current market prices. For the three and six months ended June 30, 2015, approximately 0.6 million and 0.8 million options to purchase Class B units were excluded from the calculation of diluted earnings per share as their inclusion would have an an antidilutive effect based on current market prices.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit.  As of June 30, 2016, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 24.4% and 75.6%, respectively, of the economic interests in the operations of the business. As of December 31, 2015, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 22.6% and 77.4%, respectively, of the economic interests in the operations of the business.

Each Class B unit of the operating company is issued with a corresponding share of the Company’s Class B common stock, par value $0.000001 per share.  Each share of the Company’s Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of the Company’s common stock outstanding.  From such time and thereafter, each share of the Company’s Class B common stock entitles its holder to one vote.  When a Class B unit is exchanged for a share of the Company’s Class A common stock or forfeited, a corresponding share of the Company’s Class B common stock will automatically be redeemed and canceled.  Conversely, to the extent that the Company causes the operating company to issue additional Class B units to employees pursuant to its equity incentive plan, these additional holders of Class B units would be entitled to receive a corresponding number of shares of the Company’s Class B common stock (including if the Class B units awarded are subject to vesting).

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

Pursuant to the operating agreement of the operating company, each vested Class B unit is exchangeable for a share of the Company’s Class A common stock, subject to certain exchange timing and volume limitations. On May 12, 2016, certain of the operating company's members exchanged an aggregate of 1,369,811 Class B units for an equivalent number of shares of Class A common stock. This acquisition of additional operating company membership was treated as a reorganization of entities under common control as required by the Business Combinations Topic of the FASB ASC. No Class B units were exchanged during the three and six months ended June 30, 2015.

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

During the six months ended June 30, 2016, the Company purchased and retired 190,780 shares of Class A common stock and 8,574 Class B units under the current repurchase authorization at a weighted average price per share of $7.89 and $7.81, respectively.  During the six months ended June 30, 2015, the Company purchased and retired 258,093 shares of Class A common stock and 145,622 Class B units under the repurchase authorization at a weighted average price per unit of $9.07 and $10.87, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

During the six months ended June 30, 2016, 37,039 Class B units exercised resulted in the issuance of 13,576 net Class B units as a result of the redemption of 23,463 Class B units for the cashless exercise of options. During the six months ended June 30, 2015, 896,855 Class B unit options exercised resulted in the issuance of 688,281 net Class B units issued as a result of the redemption of 208,574 Class B units for the cashless exercise of the options and $1.7 million in cash.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$8,019	$10,523	$15,760	$20,564
Non-Controlling Interests of Consolidated Subsidiaries	(68)	370	(73)	310
Net Income Attributable to Non-Controlling Interests	$7,951	$10,893	$15,687	$20,874

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals from the Company’s consolidated subsidiaries. Contributions from non-controlling interests represent contributions to the Company's consolidated subsidiaries.

Note 8—Investments

The following is a summary of Investments:

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
Investment Securities, Trading
Equity Securities	$13,790	$25,739
Total Investment Securities, Trading	13,790	25,739
Investments in Equity Method Investees	4,804	1,713
Total	$18,594	$27,452

Investment Securities, Trading

Investments, at Fair Value consisted of the following at June 30, 2016:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$14,788	$(998)	$13,790
Total	$14,788	$(998)	$13,790

    Securities Sold Short, at Fair Value consisted of the following at June 30, 2016:

	Proceeds	Unrealized (Gain)/ Loss	Fair Value
	(in thousands)
Securities Sold Short	$2,443	$53	$2,496
Total	$2,443	$53	$2,496

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Investments, at Fair Value consisted of the following at December 31, 2015:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$30,029	$(4,290)	$25,739
Total	$30,029	$(4,290)	$25,739

Securities Sold Short, at Fair Value consisted of the following at December 31, 2015:

	Proceeds	Unrealized (Gain)/ Loss	Fair Value
	(in thousands)
Securities Sold Short	$2,391	$(160)	$2,231
Total	$2,391	$(160)	$2,231

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena Mutual funds through which it offers its investment strategies. The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds. The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Investments on the consolidated statement of financial condition. As of June 30, 2016, the Company's investments range between 2% and 17% of the capital of these entities and have an aggregate carrying value of $4.8 million.

Note 9—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
Leasehold Improvements	$6,832	$6,826
Furniture and Fixtures	1,190	1,190
Computer Hardware	751	689
Computer Software	238	220
Office Equipment	190	180
Total	9,201	9,105
Less: Accumulated Depreciation and Amortization	(1,742)	(1,202)
Total	$7,459	$7,903

In April of 2015, the Company moved to its new corporate headquarters, as discussed further in Note 11—Commitments and Contingencies, and began depreciating approximately $6.8 million in leasehold improvements and $1.2 million in furniture and fixtures related to its new office space. During the three and six months ended June 30, 2015, the Company recognized a $0.4 million loss on the disposal of fixed assets associated with the retirement of assets in its former headquarters, which is included in general and administrative expense. No such losses were recognized during the three or six months ended June 30, 2016.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Depreciation is included in general and administrative expense and totaled approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2016, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2015, respectively.

Note 10—Related Party Transactions

For the three months ended June 30, 2016 and 2015, the Company earned $0.1 million and $0.9 million, respectively, in investment advisory fees from unconsolidated VIEs that receive investment management services from the Company. For the six months ended June 30, 2016 and 2015, the Company earned $0.2 million and $1.7 million, respectively, in such fees.

At both June 30, 2016 and December 31, 2015, the Company had approximately $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in receivable from related parties on the consolidated statements of financial condition.  The Company is the sponsor and investment manager of this entity.

In 2015, the Company began offering loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting. Loans are full recourse, are generally written for a seven-year period, at a market rate of interest, payable in annual installments, and collateralized by shares and units held by the employee. As of June 30, 2016 and December 31, 2015, the Company had approximately $0.9 million and $0.8 million of such loans outstanding, respectively.

At June 30, 2016 and December 31, 2015, Receivable from Related Parties included approximately $0.1 million of a forgivable loan associated with an initial employment agreement. At June 30, 2016, the remainder of the loan becomes forgivable over a period of approximately 4 months.

The operating company, as investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. For the three and six months ended June 30, 2016, the Company recognized $0.3 million and $0.5 million of such expenses. For the three and six months ended June 30, 2015, the Company recognized $0.2 million and $0.4 million of such expenses, respectively.

The operating company manages the personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its Executive Vice President.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages the personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.2 million for each of the three months ended June 30, 2016 and 2015, respectively. For each of the six months ended June 30, 2016 and 2015, the Company waived $0.3 million in such fees. The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was less than $0.1 million for each of the three and six months ended June 30, 2016 and 2015.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

The Company's former headquarters were leased under a non-cancelable operating lease agreement that expired on October 31, 2015.  During the three months ended June 30, 2015, the Company recognized $1.0 million in non-recurring lease expenses associated with its former corporate headquarters. No such expenses were recognized for the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2016, lease expenses were $0.4 million and $0.9 million, respectively, and are included in general and administrative expense. Lease expenses, including the losses and expenses recorded during the six months ended June 30, 2015, which we do not expect to recur, were $1.4 million and $1.8 million for the three and six months ended June 30, 2015. Lease expenses for the three and six months ended June 30, 2016 were net of $0.1 million and $0.2 million of sublease income, respectively. During the three and six months ended June 30, 2015, lease expenses were net of $0.1 million of sublease income.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The components of the income tax expense are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Current Provision:
Unincorporated and Other Business Taxes	$527	$552	$970	$1,014
Local Corporate Tax	—	—	—	—
State Corporate Tax	—	—	—	—
Federal Corporate Tax	—	—	—	—
Total Current Provision	$527	$552	$970	$1,014
Deferred Provision:
Unincorporated and Other Business Taxes	$(15)	$(13)	$7	$49
Local Corporate Tax	60	78	113	150
State Corporate Tax	46	48	86	94
Federal Corporate Tax	809	874	1,531	1,686
Total Deferred Provision	$900	$987	$1,737	$1,979
Change in Valuation Allowance	820	(973)	(240)	(1,339)
Total Income Tax Expense	$2,247	$566	$2,467	$1,654

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of June 30, 2016 and December 31, 2015, the Company had available for U.S. federal income tax reporting purposes, a net operating loss carryforward of $9.3 million and $10.2 million, respectively, which expires in varying amounts during the tax years 2028 through 2035.
As of June 30, 2016 and December 31, 2015, approximately $2.8 million, respectively, of deductions for excess stock- and unit- based transactions were included in net operating losses. The $1.1 million of tax benefit associated with these deductions will be credited to Additional Paid-In Capital when such deductions reduce taxes payable. Although these net operating losses are included in the total carryforward amount, they are not reflected in the table of deferred tax assets as the excess tax benefits are not yet realized.
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

As discussed in Note 6 — Shareholders' Equity, on May 12, 2016, certain of the operating company's members exchanged an aggregate of 1,369,811 Class B units for an equivalent number of shares of Class A common stock. The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754. Based on the exchange-date fair value of the Company's common stock and the tax basis of the operating company, these elections gave rise to a $6.1 million deferred tax asset and corresponding $5.2 million liability to selling and converting shareholders. The Company assessed the realizability of the deferred tax asset associated with the exchange and determined that a portion of the benefits would go unutilized. Consequently, the Company established a $4.8 million valuation allowance to reduce the deferred tax asset to an amount more likely than not to be realized. This deferred tax asset remains available to the Company and can be used in future years. The Company similarly reduced the associated liability to selling and converting shareholders by $4.1 million, to reflect the change in the estimated realization of this asset. As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

During the three and six months ended June 30, 2016, after giving effect to the exchange discussed earlier, the Company’s valuation allowance was increased by approximately $0.8 million and reduced by $0.2 million, respectively, due to revised estimates of future taxable income. These changes are reflected as a net adjustment to the Company's Section 754 deferred tax asset, valuation allowance, and other deferred tax assets. To reflect these changes in the estimated realization of the asset and its liability for future payments, the Company decrease its liability to selling and converting shareholders by $0.7 million and increased it by $0.2 million for the three and six months ended June 30, 2016, respectively. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.

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

As of June 30, 2016 and December 31, 2015, the net values of all deferred tax assets were approximately $14.7 million and $15.0 million, respectively.

The change in the Company’s deferred tax asset, net of valuation allowance, for the three and six months ended June 30, 2016 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2015	$64,877	$4,086	$(53,968)	$14,995
Deferred Tax (Expense)/Benefit	(1,111)	273	—	(838)
Change in Valuation Allowance	—	—	1,060	1,060
Balance at March 31, 2016	$63,766	$4,359	$(52,908)	$15,217
Deferred Tax (Expense)/Benefit	(1,133)	233	—	(900)
Unit Exchange	6,080	—	(4,837)	1,243
Change in Valuation Allowance	—	—	(820)	(820)
Balance at June 30, 2016	$68,713	$4,592	$(58,565)	$14,740

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax liability, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the three and six months ended June 30, 2016, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2015	$(4)
Deferred Tax (Expense)/Benefit	1
Balance at March 31, 2016	$(3)
Deferred Tax (Expense)/Benefit	—
Balance at June 30, 2016	$(3)

The change in the Company’s deferred tax asset, net of valuation allowance, for the three and six months ended June 30, 2015 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2014	$54,783	$4,074	$(44,239)	$14,618
Deferred Tax (Expense)/Benefit	(923)	(80)	—	(1,003)
Change in Valuation Allowance	—	—	366	366
Balance at March 31, 2015	$53,860	$3,994	$(43,873)	$13,981
Deferred Tax (Expense)/Benefit	(923)	(64)	—	(987)
Change in Valuation Allowance	—	—	973	973
Balance at June 30, 2015	$52,937	$3,930	$(42,900)	$13,967

The change in the Company’s deferred tax liability for the three and six months ended June 30, 2015 is summarized as follows:

Total
(in thousands)

Balance at December 31, 2014	$(18)
Deferred Tax (Expense)/Benefit	11
Balance at March 31, 2015	$(7)
Deferred Tax (Expense)/Benefit	—
Balance at June 30, 2015	$(7)

Note 13—Subsequent Events

On July 19, 2016, the Company declared a quarterly dividend of $0.03 per share of its Class A common stock that will be paid on August 25, 2016 to holders of record on July 29, 2016.

No other subsequent events necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At June 30, 2016, our assets under management, or AUM, was $25.4 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena Mutual Funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of June 30, 2016, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 24.4% and 75.6%, respectively, of the economic interests in the operations of our business.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the object of aggregating employee ownership in one entity.

Certain of our named executive officers and employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B units of our operating company. As of June 30, 2016, through direct and indirect interests, our six named executive officers, 33 other employee members, and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 54.8%, 4.2%, and 16.6% of the economic interests in our operating company, respectively.

GAAP and Non-GAAP Net Income

GAAP diluted net income and GAAP diluted earnings per share were $6.5 million and $0.09, respectively, for the three months ended June 30, 2016, and $8.5 million and $0.13, respectively, for the three months ended June 30, 2015. GAAP diluted net income and GAAP diluted earnings per share were $13.0 million and $0.19, respectively, for the six months ended June 30, 2016, and $16.5 million and $0.24, respectively, for the six months ended June 30, 2015. Our results for the three and six months ended June 30, 2016 and 2015 include recurring adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent unit conversions, as well as our tax receivable agreement and the associated liability to our selling and converting shareholders, in addition to adjustments related to certain non-recurring charges recognized in operating expenses during the six months ended June 30, 2015.  We believe that these accounting adjustments add a measure of non-operational complexity which partially obscures the underlying performance of our business.  Therefore, in evaluating our financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items.  Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $6.6 million and $0.10, respectively, for the three months ended June 30, 2016, and $9.3 million and $0.14, respectively, for the three months ended June 30, 2015. Excluding these adjustments, non-GAAP diluted net income and non-GAAP diluted earnings per share were $12.9 million and $0.19, respectively, for the six months ended June 30, 2016, and $17.4 million and $0.26, respectively, for the six months ended June 30, 2015.

GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, the adjustments related to the non-recurring charges recognized in operating expenses, and other adjustments.  Our effective tax rate, exclusive of these adjustments, was 36.9% for the three and six months ended June 30, 2016, respectively, and 37.2% for the three and six months ended June 30, 2015.  See “Operating Results - Income Tax Expense” below.

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

A reconciliation of the most comparable GAAP measures to the non-GAAP measures is included below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
GAAP Net Income	$1,406	$1,922	$3,028	$3,544
Net Effect of Tax Receivable Agreement	—	(118)	—	(170)
Net Effect of Non-Recurring Lease Expenses	125	147	(58)	183
Non-GAAP Net Income	$1,531	$1,951	$2,970	$3,557

GAAP Net Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	$8,019	$10,523	$15,760	$20,564
Effect of Non-Recurring Lease Expenses	—	1,197	—	1,475
Non-GAAP Net Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	8,019	11,720	15,760	22,039
Less: Assumed Corporate Income Taxes	2,960	4,359	5,814	8,199
Assumed After-Tax Income of Pzena Investment Management, LLC	5,059	7,361	9,946	13,840
Non-GAAP Net Income of Pzena Investment Management, Inc.	1,531	1,951	2,970	3,557
Non-GAAP Diluted Net Income	$6,590	$9,312	$12,916	$17,397
Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$6,590	$9,312	$12,916	$17,397
Non-GAAP Diluted Earnings Per Share	$0.10	$0.14	$0.19	$0.26
Non-GAAP Diluted Weighted-Average Shares Outstanding	68,903,766	68,223,560	68,597,999	68,109,058

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

 Non-Controlling Interests

Our operating company consolidates the results of operations of the private investment partnerships and Pzena-branded mutual funds over which we exercise a controlling influence.  We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees’ and outside investors’ direct and indirect interests in our operating company, we have reflected their membership interests as non-controlling interests in our consolidated financial statements.  As a result, our income is primarily generated by our economic interest in our operating company’s net income.  As of June 30, 2016, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 24.4% and 75.6%, respectively, of the economic interests in the operations of the business.

Operating Results

Assets Under Management and Flows

As of June 30, 2016, our AUM of approximately $25.4 billion was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The assets under management and performance of our largest investment strategies as of June 30, 2016 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of June 30, 2016 and 2015:

	AUM at June 30,
Strategy[1]	2016	2015
	(in billions)
U.S. Strategies
Large Cap Value	$9.2	$10.9
Mid Cap Value	2.1	1.9
Value	1.8	1.8
Small Cap Value	1.2	1.3
Other U.S. Strategies	—	—
Total U.S. Value Strategies	14.3	15.9

Global and Non-U.S. Strategies
International (ex-US) Value	4.1	3.8
Global Value	3.6	5.4
Emerging Markets Value	2.1	1.8
European Value	1.1	0.9
Other Non-U.S. Strategies	0.2	0.2
Total Global and Non-U.S. Value Strategies	11.1	12.1
Total	$25.4	$28.0
1 Inclusive of our Expanded Value, Focused Value and variations thereof.

	AUM at June 30,
Account Domicile	2016	2015
	(in billions)
U.S.	$18.8	$19.9
Non-U.S.	6.6	8.1
Total	$25.4	$28.0

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to June 30, 2016, and in the five-year, three-year, and one-year periods ended June 30, 2016, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy:

	Period Ended June 30, 2016[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Expanded Value (July 2012)
Annualized Gross Returns	13.3%	N/A	7.3%	(4.9)%
Annualized Net Returns	13.1%	N/A	7.2%	(5.1)%
Russell 1000® Value Index	13.5%	N/A	9.9%	2.9%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	6.2%	8.9%	6.5%	(7.0)%
Annualized Net Returns	5.7%	8.4%	6.1%	(7.3)%
Russell 1000® Value Index	6.2%	11.4%	9.9%	2.9%
Global Focused Value (January 2004)
Annualized Gross Returns	4.0%	4.6%	3.4%	(13.6)%

Annualized Net Returns	3.3%	4.0%	2.7%	(14.1)%
MSCI® All Country World Index—Net/U.S.$[2]	5.9%	5.4%	6.0%	(3.7)%
International (ex-U.S) Expanded Value (November 2008)
Annualized Gross Returns	9.3%	2.8%	1.8%	(14.5)%
Annualized Net Returns	9.0%	2.5%	1.5%	(14.8)%
MSCI® EAFE Index—Net/U.S.$[2]	6.5%	1.7%	2.1%	(10.2)%
Focused Value (January 1996)
Annualized Gross Returns	10.3%	10.0%	7.4%	(6.3)%
Annualized Net Returns	9.5%	9.4%	6.7%	(6.9)%
Russell 1000® Value Index	8.6%	11.4%	9.9%	2.9%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	—%	(1.7)%	(1.5)%	(8.6)%
Annualized Net Returns	(0.8)%	(2.3)%	(2.2)%	(9.3)%
MSCI® Emerging Markets Index—Net/U.S.$[2]	(2.3)%	(3.8)%	(1.6)%	(12.1)%
Global Expanded Value (January 2010)
Annualized Gross Returns	6.7%	5.4%	4.4%	(10.3)%
Annualized Net Returns	6.3%	5.1%	4.0%	(10.6)%
MSCI® World Index—Net/U.S.$[2]	7.7%	6.6%	6.9%	(2.8)%
Mid Cap Expanded Value (April 2014)
Annualized Gross Returns	2.8%	N/A	N/A	(1.5)%
Annualized Net Returns	2.6%	N/A	N/A	(1.8)%
Russell Mid Cap® Value Index	5.6%	N/A	N/A	3.2%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	13.5%	12.4%	9.9%	(3.5)%
Annualized Net Returns	12.2%	11.3%	8.8%	(4.5)%
Russell 2000® Value Index	9.3%	8.1%	6.4%	(2.6)%
European Focused Value (August 2008)
Annualized Gross Returns	2.7%	1.9%	(0.2)%	(19.4)%
Annualized Net Returns	2.3%	1.6%	(0.5)%	(19.7)%
MSCI® Europe Index—Net/U.S.$[2]	0.2%	1.0%	2.0%	(11.2)%
International (ex-U.S) Focused Value (January 2004)
Annualized Gross Returns	5.0%	2.9%	1.4%	(15.4)%
Annualized Net Returns	4.1%	2.2%	0.9%	(15.8)%
MSCI® All Country World ex-U.S. Index—Net/U.S.$[2]	5.1%	0.1%	1.2%	(10.2)%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	12.3%	12.6%	8.2%	(3.9)%
Annualized Net Returns	11.6%	11.9%	7.5%	(4.4)%
Russell Mid Cap® Value Index	10.3%	11.7%	11.0%	3.2%
1 The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

2 Net of applicable withholding taxes and presented in U.S. Dollars.

Large Cap Expanded Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At June 30, 2016, the Large Cap Expanded Value strategy generated a one-year annualized gross return of (4.9)%, underperforming its benchmark. The underperformance was driven primarily by our stock selection in the financial services sector and our lack of exposure to the utilities sector, partially offset by the positive performance of certain securities in the energy sector.
Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At June 30, 2016, the Large Cap Focused Value strategy generated a one-year annualized gross return of (7.0)%, underperforming its benchmark. The underperformance was driven primarily by our stock selection in the financial services sector and our lack of exposure to the utilities sector, partially offset by the positive performance of certain securities in the energy sector.
Global Focused Value.  This strategy reflects a portfolio composed of approximately 40-60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At June 30, 2016, the Global Focused Value strategy generated a one-year annualized gross return of (13.6)%, underperforming its benchmark.  This main contributors to this underperformance include holdings across a range of industries, specifically certain positions in the financial services, consumer staples, and energy sectors, as well as our lack of exposure to the consumer staples sector.
International (ex-U.S.) Expanded Value.  This strategy reflects a portfolio composed of approximately 60-80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At June 30, 2016, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of (14.5)%, underperforming its benchmark. This underperformance was primarily driven by our stock selection and overweight position in the financial services sector, certain securities in the industrials sector, and our lack of exposure to the consumer staples sector.
Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At June 30, 2016, the Focused Value strategy generated a one-year annualized gross return of (6.3)%, underperforming its benchmark. The underperformance was driven primarily by our stock selection in the financial services sector, along with our lack of exposure to the utilities sector, partially offset by the positive performance of certain securities in the energy sector.
Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At June 30, 2016, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of (8.6)%, outperforming its benchmark. The main contributors to this outperformance include our stock selection in the financial services and telecommunications sectors, and certain Korean stocks. This relative outperformance was partially offset by our stock selection in the consumer staples and industrials sectors.

Global Expanded Value.  This strategy reflects a portfolio composed of approximately 60-95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At June 30, 2016, the Global Expanded Value strategy generated a one-year annualized gross return of (10.3)%, underperforming its benchmark. This underperformance was primarily driven by certain positions in the financial services sector and our stock selection in the consumer discretionary sector.
Mid Cap Expanded Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in April 2014. At June 30, 2016, the Mid Cap Expanded Value strategy generated a since inception gross return of (1.5)%, underperforming its benchmark. This relative performance was driven by the underperformance of certain positions in the financial services sector and our lack of exposure to the utilities sector.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At June 30, 2016, the Small Cap Focused Value strategy generated a one-year annualized gross return of (3.5)%, underperforming its benchmark. The main contributors to this underperformance include certain positions in the financial services and technology sectors, our overweight position in the producer durables sector, and lack of exposure to the utilities sector. This relative underperformance was partially offset by the positive performance of our positions in the energy and materials and processing sectors.
European Focused Value. This strategy reflects a portfolio composed of approximately 40-50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At June 30, 2016, the European Focused Value strategy generated a one-year annualized gross return of (19.4)%, underperforming its benchmark. This underperformance was driven primarily by our stock selection in the industrials and energy sectors, our overweight position in the financial services, and lack of exposure to the consumer staples sector.

International (ex-U.S.) Focused Value. This strategy reflects a portfolio composed of approximately 30-50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.
This strategy was launched in January 2004. At June 30, 2016, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of (15.4)%, underperforming its benchmark. This relative performance was driven by our stock selection in the financial services, industrials and information technology sectors, as well as our lack of exposure to the consumer staples sector.

Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201th to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At June 30, 2016, the Mid Cap Focused Value strategy generated a one-year annualized gross return of (3.9)%, underperforming its benchmark.  This relative performance was driven by the underperformance of our positions in the financial services, technology, and consumer discretionary sectors, as well as our lack of exposure to the utilities sector.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional and retail accounts for the three and six months ended June 30, 2016 and 2015 is described below.  Inflows are composed of the investment of new or additional assets by new or existing clients.  Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Institutional Accounts
Assets
Beginning of Period	$14.5	$15.9	$14.9	$15.6
Inflows	0.4	0.3	0.8	1.4
Outflows	(0.3)	(0.6)	(1.0)	(1.5)
Net Flows	0.1	(0.3)	(0.2)	(0.1)
Market Appreciation/(Depreciation)	(0.3)	0.3	(0.4)	0.4
End of Period	$14.3	$15.9	$14.3	$15.9

Retail Accounts
Assets
Beginning of Period	$11.6	$12.0	$11.1	$12.1
Inflows	0.2	0.3	1.0	0.7
Outflows	(0.7)	(0.6)	(1.0)	(1.0)
Net Flows	(0.5)	(0.3)	—	(0.3)
Market Appreciation/(Depreciation)	—	0.4	—	0.3
End of Period	$11.1	$12.1	$11.1	$12.1

Total
Assets
Beginning of Period	$26.1	$27.9	$26.0	$27.7
Inflows	0.6	0.6	1.8	2.1
Outflows	(1.0)	(1.2)	(2.0)	(2.5)
Net Flows	(0.4)	(0.6)	(0.2)	(0.4)
Market Appreciation/(Depreciation)	(0.3)	0.7	(0.4)	0.7
End of Period	$25.4	$28.0	$25.4	$28.0

Three Months Ended June 30, 2016 and June 30, 2015

At June 30, 2016, we managed $14.3 billion in institutional accounts and $11.1 billion in retail accounts, for a total of $25.4 billion in assets.  For the three months ended June 30, 2016, we experienced total gross outflows of $1.0 billion and market depreciation of $0.3 billion, partially offset by total gross inflows of $0.6 billion.  Assets in institutional accounts decreased by $0.2 billion, or 1.4%, from $14.5 billion at March 31, 2016, due to $0.3 billion in gross outflows and $0.3 billion in market depreciation, partially offset by $0.4 billion in gross inflows. Assets in retail accounts decreased by $0.5 billion, or 4.3%, from $11.6 billion at March 31, 2016 due to $0.7 billion in gross outflows partially offset by $0.2 billion in gross inflows.

At June 30, 2015, we managed $15.9 billion in institutional accounts and $12.1 billion in retail accounts, for a total of $28.0 billion in assets. For the three months ended June 30, 2015, we experienced total gross inflows of $0.6 billion and market appreciation of $0.7 billion, partially offset by total gross outflows of $1.2 billion. Assets in institutional accounts were flat due to $0.3 billion in gross inflows and $0.3 billion in market appreciation, offset by $0.6 billion in gross outflows. Assets in retail accounts increased by $0.1 billion, or 0.8%, from $12.0 billion due to $0.4 billion in market depreciation and $0.3 billion in gross inflows, partially offset by $0.6 billion in gross outflows.

Six Months Ended June 30, 2016 and June 30, 2015

For the six months ended June 30, 2016, we experienced total gross outflows of $2.0 billion and market depreciation of $0.4 billion, which were partially offset by total gross inflows of $1.8 billion. Assets in institutional accounts decreased by $0.6 billion, or 4.0%, from $14.9 billion at December 31, 2015 due to $1.0 billion in gross outflows and $0.4 billion in market depreciation, partially offset by $0.8 billion in gross inflows. Assets in retail accounts were flat due to $1.0 billion in gross inflows offset by $1.0 billion in gross outflows.

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

Revenues

Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three and six months ended June 30, 2016 and 2015 is described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue	2016	2015	2016	2015
	(in thousands)
Institutional Accounts	$19,169	$21,492	$38,166	$42,461
Retail Accounts	7,266	8,018	14,107	15,702
Total	$26,435	$29,510	$52,273	$58,163

Three Months Ended June 30, 2016 and June 30, 2015

Our total revenue decreased by $3.1 million, or 10.4%, to $26.4 million for the three months ended June 30, 2016, from $29.5 million for the three months ended June 30, 2015. This change was driven primarily by a decrease in our average AUM due to market depreciation. Average AUM decreased 7.8% to $26.1 billion from $28.3 billion for the three months ended June 30, 2016 and 2015, respectively.

Our weighted average fees were 0.405% and 0.418% for the three months ended June 30, 2016 and 2015, respectively.

Average assets in institutional accounts decreased $1.5 billion to $14.6 billion for the three months ended June 30, 2016, from $16.1 billion for the three months ended June 30, 2015, and had weighted average fees of 0.526% and 0.535% for the three months ended June 30, 2016 and 2015, respectively.  The decrease in weighted average fee rates primarily reflects the shift in mix of assets toward our expanded value strategies which generally carry lower fee rates, partially offset by the addition of assets in certain non-U.S. strategies that generally carry higher fee rates.

Average assets in retail accounts decreased $0.7 billion to $11.5 billion for the three months ended June 30, 2016, from $12.2 billion for the three months ended June 30, 2015, and had weighted average fees of 0.253% and 0.263% for the three months ended June 30, 2016 and 2015, respectively.  The decrease in retail weighted average fee rates primarily reflects a decrease in retail performance fees.

Six Months Ended June 30, 2016 and June 30, 2015

Our total revenue decreased by $5.9 million, or 10.1%, to $52.3 million for the six months ended June 30, 2016, from $58.2 million for the six months ended June 30, 2015. This change was driven primarily by a decrease in our average AUM due to market depreciation. Average AUM decreased 8.2% to $25.6 billion from $27.9 billion for the six months ended June 30, 2016 and 2015, respectively.

Our weighted average fees were 0.409% and 0.416% for the six months ended June 30, 2016 and 2015, respectively.

Average assets in institutional accounts decreased $1.5 billion to $14.3 billion for the six months ended June 30, 2016, from $15.8 billion for the six months ended June 30, 2015, and had weighted average fees of 0.533% and 0.536% for the six months ended June 30, 2016 and 2015, respectively.

Average assets in retail accounts decreased $0.9 billion to $11.2 billion for the six months ended June 30, 2016, from $12.1 billion for the six months ended June 30, 2015, and had weighted average fees of 0.251% and 0.260% for the six months ended June 30, 2016 and 2015, respectively.  The decrease in retail weighted average fee rates primarily reflects a decrease in retail performance fees.

Expenses

Our operating expenses are driven primarily by our compensation and benefits costs.  The table below describes the components of our operating expenses for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cash Compensation and Other Benefits	$10,118	$10,239	$21,015	$20,836
Other Non-Cash Compensation	1,581	1,561	3,182	3,034
Total Compensation and Benefits Expense	11,699	11,800	24,197	23,870
General and Administrative Expense	3,475	4,490	6,519	8,093
Total Operating Expenses	$15,174	$16,290	$30,716	$31,963

Three Months Ended June 30, 2016 and June 30, 2015

Total operating expenses decreased by $1.1 million, or 6.9%, to $15.2 million for the three months ended June 30, 2016, from $16.3 million for the three months ended June 30, 2015.  This decrease was attributable primarily to a a decrease in general and administrative costs.

Compensation and benefits expense decreased by approximately $0.1 million, or 0.9%, to $11.7 million for the three months ended June 30, 2016, from $11.8 million for the three months ended June 30, 2015.  This decrease was primarily attributable to a $0.1 million decrease in cash compensation due to a decrease in the 2016 bonus accrual.

General and administrative expense decreased by $1.0 million, or 22.6%, to $3.5 million for the three months ended June 30, 2016 from $4.5 million for the three months ended June 30, 2015. This decrease primarily reflects $1.5 million in non-recurring lease expenses associated with our former corporate headquarters in the second quarter of 2015 and certain non-recurring operational expenses, partially offset by an increase in expenses during 2016 associated with new business initiatives.

Six Months Ended June 30, 2016 and June 30, 2015

Total operating expenses decreased by $1.2 million, or 3.9%, to $30.7 million for the six months ended June 30, 2016, from $32.0 million for the six months ended June 30, 2015.  This decrease was attributable to a a decrease in general and administrative costs, partially offset by an increase in our compensation and benefits expenses.

Compensation and benefits expense increased by approximately $0.3 million, or 1.4%, to $24.2 million for the six months ended June 30, 2016, from $23.9 million for the six months ended June 30, 2015.

General and administrative expense decreased by $1.6 million, or 19.4%, to $6.5 million for the six months ended June 30, 2016 from $8.1 million for the six months ended June 30, 2015. This decrease primarily reflects $1.8 million in non-recurring lease expenses associated with our former corporate headquarters in the first half of 2015 and certain non-recurring operational expenses.

Other Income/ (Expense)

Three Months Ended June 30, 2016 and June 30, 2015

Other Income/ (Expense) was income of $0.3 million for the three months ended June 30, 2016, and consisted primarily of $0.7 million of income related to adjustments to our liability to our selling and converting shareholders and $0.1 million in dividend income, partially offset by $0.5 million in losses and other investment income from investments. Other Income/ (Expense) was income of $0.2 million for the three months ended June 30, 2015, and consisted primarily of $0.5 million in gains and other investment income from investments and $0.3 million in dividend income, partially offset by $0.7 million in expense related to adjustments to our liability to our selling and converting shareholders.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Six Months Ended June 30, 2016 and June 30, 2015

Other Income/ (Expense) was an expense of $0.4 million for the six months ended June 30, 2016, and consisted primarily of $0.4 million in losses and other investment income from investments and $0.2 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by and $0.2 million in dividend income. Other Income/ (Expense) was an expense of $0.1 million for the six months ended June 30, 2015, and consisted primarily of $0.9 million in expense related to adjustments to our liability to our selling and converting shareholders and $0.1 million in other expense, partially offset by $0.5 million in gains and other investment income from investments and $0.4 million in dividend income.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Income Tax Expense

For the three and six months ended June 30, 2016 and 2015, components of our income tax expense are as follows :

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Unincorporated and Other Business Tax Expenses	$512	$539	$977	$1,063
Corporate Tax Expense:
Corporate Income Tax Expense	915	1,000	1,730	1,930
Change in Valuation Allowance	820	(973)	(240)	(1,339)
Total Corporate Tax (Benefit)/ Expense	1,735	27	1,490	591
Total Income Tax Expense	$2,247	$566	$2,467	$1,654

Our results for the three and six months ended June 30, 2016 and 2015 included the effects of adjustments related to our tax receivable agreement and the associated liability as well as non-recurring lease expenses discussed in "Expenses" above.  Details of corporate tax expenses excluding these items and reconciliations between our GAAP and non-GAAP corporate tax items are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Corporate Tax (Benefit)/ Expense	$1,735	$27	$1,490	$591
Effects of One Time Adjustments	—	108	—	133
Less: Change in the Valuation Allowance Associated with the Tax Receivable Agreement	(825)	790	236	1,087
Non-GAAP Corporate Tax Expense	$910	$925	$1,726	$1,811

Our effective tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and adjustments related to non-recurring expenses recognized in operating expense in the second quarter of 2016, was 37.3% and 32.2% for the three and six months ended June 30, 2016 and 2015, respectively, and was determined as follows:

	For the Three Months Ended June 30,
	2016		2015
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$830	34.0%	$978	34.0%
State and Local Taxes, Net of Federal Benefit	71	2.9%	92	3.2%
Other Adjustments	9	0.4%	(145)	(5.0)%
Non-GAAP Effective Taxes	$910	37.3%	$925	32.2%

	For the Six Months Ended June 30,
	2016		2015
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$1,597	34.0%	$1,825	34.0%
State and Local Taxes, Net of Federal Benefit	136	2.9%	172	3.2%
Other Adjustments	(6)	(0.1)%	(186)	(3.5)%
Non-GAAP Effective Taxes	$1,727	36.8%	$1,811	33.7%

A comparison of the GAAP effective tax rates for the three and six months ended June 30, 2016 and 2015 is not meaningful due to the valuation allowance adjustments.

Three Months Ended June 30, 2016 an June 30, 2015

Income Tax Expense was $2.2 million for the three months ended June 30, 2016 and $0.6 million for the three months ended June 30, 2015.  Income Tax Expense for the three months ended June 30, 2016 and 2015 included $0.8 million of expense and $1.0 million of benefit, respectively, associated with changes to the valuation allowance recorded against our deferred tax asset. The remaining income tax expense for the three months ended June 30, 2016 consisted of $0.5 million in operating company unincorporated and other business taxes and $0.9 million of corporate income taxes. The remaining income tax expense for the three months ended June 30, 2015 consisted of $0.5 million in operating company unincorporated and other business taxes and $0.9 million of corporate income taxes.

Six Months Ended June 30, 2016 and June 30, 2015

Income Tax Expense was $2.5 million for the six months ended June 30, 2016 and $1.7 million for the six months ended June 30, 2015.  Income Tax Expense for the six months ended June 30, 2016 and 2015 included $0.2 million and $1.3 million of benefit, respectively, associated with decreases to the valuation allowance recorded against our deferred tax asset. The remaining income tax expense for the six months ended June 30, 2016 consisted of $1.0 million in operating company unincorporated and other business taxes and $1.7 million of corporate income taxes. The remaining income tax expense for the six months ended June 30, 2015 consisted of $1.1 million of operating company unincorporated and other business taxes and $1.8 million of corporate income taxes.

Net Income Attributable to Non-Controlling Interests

Three Months Ended June 30, 2016 and June 30, 2015

Net income attributable to non-controlling interests was $8.0 million for the three months ended June 30, 2016, and consisted of $8.0 million associated with our employees’ and outside investors’ approximately 76.5% weighted average interest in the income of the operating company.  Net income attributable to non-controlling interests was $10.9 million for the three months ended June 30, 2015, and consisted of $10.5 million associated with our employees’ and outside investors’ approximately 80.5% weighted average interest in the income of the operating company and approximately $0.4 million associated with the non-controlling interest in the income of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the decrease in net income for the three months ended June 30, 2016 and the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

Six Months Ended June 30, 2016 and June 30, 2015

Net income attributable to non-controlling interests was $15.7 million for the six months ended June 30, 2016, and consisted primarily of $15.8 million associated with our employees’ and outside investors’ approximately 77.0% weighted average interest in the income of the operating company.  Net income attributable to non-controlling interests was $20.9 million for the six months ended June 30, 2015, and consisted of $20.6 million associated with our employees’ and outside investors’ approximately 80.3% weighted average interest in the income of the operating company, and approximately $0.3 million associated with the non-controlling interest in the income of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the decrease in net income for the six months ended June 30, 2016 and the the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended June 30, 2016, our average AUM and revenues decreased by 7.8% and 10.4%, respectively, compared to our average AUM and revenues for the three months ended June 30, 2015. At June 30, 2016, cash and cash equivalents was $24.8 million, inclusive of $3.9 million in cash held by our consolidated subsidiaries.  Advisory fees receivable was $21.5 million. We also had approximately $9.8 million in investments set aside to satisfy our obligations under our deferred compensation programs.

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

Cash Flows

 Three Months Ended June 30, 2016 and June 30, 2015

Cash and cash equivalents increased $4.4 million to $24.8 million during the three months ended June 30, 2016 compared to a $3.3 million increase in cash and cash equivalents to $24.4 million during the three months ended June 30, 2015.  Net cash provided by operating activities decreased $6.1 million in the three months ended June 30, 2016 to $15.4 million from $21.4 million in the three months ended June 30, 2015.  The decrease was primarily due to a decrease in net income and changes in operating assets and liabilities, and working capital.

Net cash provided by investing activities was $1.1 million for the three months ended June 30, 2016, an increase of $4.3 million compared to the three months ended June 30, 2015.  The increase was primarily due to a $2.2 million decrease in cash used in the purchases of property and equipment during the three months ended June 30, 2016 and a $2.2 million decrease in net purchases of investments during the three months ended June 30, 2016.

Net cash used in financing activities decreased $2.8 million for the three months ended June 30, 2016 to $12.1 million from $14.9 million for the three months ended June 30, 2015. The decrease is primarily due to a $2.3 million decrease in the repurchase and retirement of shares of Class A common stock and Class B units during the three months ended June 30, 2016.

Six Months Ended June 30, 2016 and June 30, 2015

Cash and cash equivalents decreased $10.6 million to $24.8 million during the six months ended June 30, 2016 compared to a $14.7 million decrease in cash and cash equivalents to $24.4 million during the six months ended June 30, 2015.  Net cash provided by operating activities decreased $1.8 million in the six months ended June 30, 2016 to $27.5 million from $29.4 million in the six months ended June 30, 2015.  The decrease was primarily due to a decrease in net income and changes in operating assets and liabilities, and working capital.

Net cash used in investing activities decreased $5.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  The decrease was primarily due to a $5.5 million decrease in cash used in the purchases of property and equipment during the six months ended June 30, 2016.

Net cash used in financing activities decreased $0.8 million for the six months ended June 30, 2016 to $37.8 million from $38.6 million for the six months ended June 30, 2015. The decrease reflects a $2.3 million decrease in the repurchase and retirement of shares of Class A common stock and Class B units during the six months ended June 30, 2016 partially offset by a $0.7 million increase in dividend payments. During the six months ended June 30, 2015, net cash used in financing activities was also decreased by $1.7 million of cash received for the exercise of options to purchase Class B units.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

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

We believe that the accounting estimate related to the $58.6 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we are not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

Tax benefits related to stock option windfall deductions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. We will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-in Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. During the each of the three and six months ended June 30, 2016, we had less than $0.1 million in tax benefits associated with stock- and unit-based awards that we were not able to recognize. This amount is reflected as an unrecognized tax benefit and is not included in the balance of our deferred tax asset. Approximately $0.2 million and $0.3 million of such benefits occurred in the three and six months ended June 30, 2015, respectively.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2, "Significant Accounting Policies — Recently Issued Accounting Pronouncements Not Yet Adopted" of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the institutional separate accounts we manage and the retail clients for which we act as sub-investment adviser.

Our revenue for the three and six months ended June 30, 2016 and 2015 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

The value of our AUM was $25.4 billion as of June 30, 2016. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our investment strategies, products, and client relationships, would cause an annualized increase or decrease in our revenues of approximately $10.3 million at our current weighted average fee rate excluding the impact of performance fees of 0.406%. There are differences in our fee rates across distribution channels, investment strategies and the size of client relationships. As such, a change in the composition of our AUM, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted average fee rates and thus different impact to revenues on the same 10% increase or decrease in the value of our AUM.

We are also subject to market risk due to a decline in the value of the our holdings and the holdings of our consolidated subsidiaries, which, as of June 30, 2016, consist primarily of marketable securities, investments in equity method investees, and securities sold short.  At June 30, 2016, the value of our assets subject to market risk was $18.6 million. At June 30, 2016, the value of our liabilities subject to market risk was $2.5 million. Assuming a 10% increase or decrease, the fair value of assets and liabilities would have increased or decreased by $1.9 million and $0.2 million, respectively, at June 30, 2016.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. Dollar. Movements in the rate of exchange between the U.S. Dollar and the underlying foreign currency affect the values of assets held in accounts that we manage, thereby affecting the amount of revenues we earn. The value of our AUM was $25.4 billion as of June 30, 2016 and approximately 30% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 33% of our assets under management were invested in securities denominated in currencies other than the U.S. Dollar. To the extent our assets under management are denominated in currencies other than the U.S. Dollar, the value of those assets under management will decrease with an increase in the value of the U.S. Dollar, or increase with a decrease in the value of the U.S. Dollar. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we do not hedge an investment portfolio’s exposure to a non-U.S. currency.

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming that 33% of our assets under management is unvested in securities denominated in currencies other than the U.S. Dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. Dollar would decrease or increase the fair value of our assets under management by $0.8 billion, which would cause an annualized increase or decrease in revenues of approximately $3.4 million at our current weighted average fee rate excluding the impact of performance fees of 0.406%.

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

Interest Rate Risk

As of June 30, 2016, our $24.8 million in cash and cash equivalents was primarily held in demand deposit accounts. As such, interest rate changes would not have a material impact on the income we earn from these deposits. Since the Company does not have any debt that bears interest at a variable rate, it did not have any direct exposure to interest rate risk at June 30, 2016.

Item 4.   Controls and Procedures.

During the course of the review of our consolidated financial statements as of June 30, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three and six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances

During the three months ended June 30, 2016, in connection with and employee equity purchases we issued an aggregate of 57,283 Class B units of our operating company and the corresponding number of shares of Class B common stock. Certain of these Class B units are Delayed Exchange Class B units, which have the right to receive dividend payments; but cannot be exchanged for shares of the Company's Class A common stock until seven years after the date of grant and do not carry rights associated with the tax receivable agreement.

During the three months ended June 30, 2016, the exercise of 37,039 options by certain members of our operating company to acquire Class B units of our operating company resulted in the issuance of 13,576 Class B units and the corresponding number of shares of Class B common stock after the redemption of 23,463 Class B units for the cashless exercise of the options.

These issuances did not involve any public offering, general advertising or general solicitation. The certificates representing the securities bear a restrictive legend. The securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended June 30, 2016.

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
				(in millions)
April 1, 2016 through April 30, 2016	90,262	$8.34	90,262	$9.2
May 1, 2016 through May 31, 2016	—	—	—	9.2
June 1, 2016 through June 30, 2016	—	—	—	9.2
Total	90,262	$8.34	90,262	$9.2

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

2 The dollar amount in the column entitled "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs," reflects the remainder of the program and also reflects the repurchase of 6,367 of the operating company's Class B units during June 2016 for an average price of $7.53. Class B units are repurchased at fair value determined by reference to our Class A common stock on the date of transaction since Class B units are exchangeable for share of our Class A common stock on a one-for-one basis.

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
101
Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2016

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ JESSICA R. DORAN
	Name:	Jessica R. Doran
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)