Form 10-Q
period 2016-09-30
Pzena Investment Management, Inc.
filed 2016-11-04
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
As of November 3, 2016, there were 16,303,791 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.
As of November 3, 2016, there were 50,886,457 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.
FORM 10-Q

		Page
	PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc. as of September 30, 2016 (unaudited) and December 31, 2015	1
	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2016 and 2015	2
	Consolidated Statements of Comprehensive Income (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2016 and 2015	3
	Consolidated Statement of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Nine Months Ended September 30, 2016	4
	Consolidated Statements of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2016 and 2015	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	49

	PART II — OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 6.	Exhibits	51

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and Cash Equivalents	$31,062	$35,417
Restricted Cash	3,507	3,552
Due from Broker	319	297
Advisory Fees Receivable	25,584	22,248
Investments	20,082	27,452
Receivable from Related Parties	1,130	1,054
Other Receivables	660	589
Prepaid Expenses and Other Assets	649	802
Deferred Tax Asset, Net of Valuation Allowance of $57,152 and $53,968, respectively	15,039	14,995
Property and Equipment, Net of Accumulated Depreciation of $2,004 and $1,202, respectively	7,196	7,903
TOTAL ASSETS	$105,228	$114,309
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$19,947	$7,885
Due to Broker	291	30
Securities Sold Short, at Fair Value	2,483	2,231
Liability to Selling and Converting Shareholders	17,511	15,075
Deferred Compensation Liability	2,860	2,896
Other Liabilities	929	730
TOTAL LIABILITIES	44,021	28,847
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 16,354,821 and 15,218,355 Shares Issued and Outstanding in 2016 and 2015, respectively)	164	152
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 50,839,708 and 52,089,472 Shares Issued and Outstanding in 2016 and 2015, respectively)	—	—
Additional Paid-In Capital	5,468	5,819
Retained Earnings	11,852	12,453
Accumulated Other Comprehensive Loss	(16)	(2)
Total Pzena Investment Management, Inc.'s Equity	17,468	18,422
Non-Controlling Interests	43,739	67,040
TOTAL EQUITY	61,207	85,462
TOTAL LIABILITIES AND EQUITY	$105,228	$114,309
 See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE	$26,990	$30,772	$79,263	$88,935
EXPENSES
Compensation and Benefits Expense	11,767	11,645	35,964	35,515
General and Administrative Expense	3,271	2,896	9,790	10,989
Total Operating Expenses	15,038	14,541	45,754	46,504
Operating Income	11,952	16,231	33,509	42,431
OTHER INCOME/ (EXPENSE)
Interest Income	12	9	69	30
Dividend Income	84	188	258	618
Gains/ (Losses) and Other Investment Income	1,533	(4,398)	1,131	(3,923)
Change in Liability to Selling and Converting Shareholders	(1,200)	(697)	(1,378)	(1,614)
Other Income/ (Expense)	11	(129)	(15)	(266)
Total Other Income/ (Expense)	440	(5,027)	65	(5,155)
Income Before Income Taxes	12,392	11,204	33,574	37,276
Income Tax Expense	471	748	2,938	2,402
Net Income	11,921	10,456	30,636	34,874
Less: Net Income Attributable to Non-Controlling Interests	9,756	8,534	25,443	29,408
Net Income Attributable to Pzena Investment Management, Inc.	$2,165	$1,922	$5,193	$5,466

Net Income for Basic Earnings per Share	$2,165	$1,922	$5,193	$5,466
Basic Earnings per Share	$0.13	$0.13	$0.33	$0.40
Basic Weighted Average Shares Outstanding[1]	16,390,298	14,585,650	15,807,340	13,591,432

Net Income for Diluted Earnings per Share	$8,192	$8,932	$21,167	$25,391
Diluted Earnings per Share	$0.12	$0.13	$0.31	$0.37
Diluted Weighted Average Shares Outstanding[1]	68,656,042	68,036,216	68,609,667	68,136,888

Cash Dividends per Share of Class A Common Stock	$0.03	$0.03	$0.38	$0.38
1 The Company issues restricted shares of Class A common stock and restricted Class B units that have non-forfeitable dividend rights. Under the "two-class method," these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
NET INCOME	$11,921	$10,456	$30,636	$34,874
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	(16)	(3)	(57)	(3)
Total Other Comprehensive Loss	(16)	(3)	(57)	(3)
Comprehensive Income	11,905	10,453	30,579	34,871
Less: Comprehensive Income Attributable to Non-Controlling Interests	9,744	8,532	25,400	29,406
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$2,161	$1,921	$5,179	$5,465

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2015	15,218,355	52,089,472	$152	$5,819	$(2)	$12,453	$67,040	$85,462
Adjustment for the Cumulative Effect of Applying ASU 2015-02 for the Deconsolidation of a Legal Entity	—	—	—	—	—	—	(10,835)	(10,835)
Adjusted Balance at January 1, 2016	15,218,355	52,089,472	152	5,819	(2)	12,453	56,205	74,627
Unit Conversion	1,369,811	(1,369,811)	14	1,243	—	—	(1,071)	186
Amortization of Non-Cash Compensation	24,934	22,723	—	518	—	—	1,551	2,069
Sale of Shares under Equity Incentive Plan	—	81,871	—	91	—	—	286	377
Directors' Share Grants	—	—	—	87	—	—	289	376
Net Income	—	—	—	—	—	5,193	25,443	30,636
Foreign Currency Translation Adjustments	—	—	—	—	(14)	—	(43)	(57)
Options Exercised	—	24,027	—	12	—	—	39	51
Repurchase and Retirement of Class A Common Stock	(258,279)	—	(2)	(2,005)	—	—	—	(2,007)
Repurchase and Retirement of Class B Units	—	(8,574)	—	(16)	—	—	(50)	(66)
Class A Cash Dividends Declared and Paid ($0.38 per share)	—	—	—	—	—	(5,794)	—	(5,794)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	584	584
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(39,695)	(39,695)
Effect of Deconsolidation	—	—	—	—	—	—	(80)	(80)
Other	—	—	—	(281)	—	—	281	—
Balance at September 30, 2016	16,354,821	50,839,708	$164	$5,468	$(16)	$11,852	$43,739	$61,207

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
OPERATING ACTIVITIES
Net Income	$11,921	$10,456	$30,636	$34,874
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	263	269	802	521
Disposal of Fixed Assets	—	—	—	428
Non-Cash Compensation	1,765	1,300	4,947	4,334
Directors' Share Grants	99	82	376	310
(Gains)/ Losses and Other Investment Income	(1,533)	4,398	(1,131)	3,923
Foreign Currency Translation Adjustments	(16)	(3)	(57)	(3)
Change in Liability to Selling and Converting Shareholders	1,200	697	1,378	1,614
Deferred Income Taxes	(282)	127	1,215	767
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(4,067)	(781)	(3,336)	(1,632)
Due from Broker	294	(26)	(41)	(463)
Restricted Cash	(41)	110	45	(849)
Prepaid Expenses and Other Assets	219	(71)	(3)	(15)
Non-Cash Compensation Modification	—	—	—	(713)
Due to Broker	(91)	(454)	254	96
Accounts Payable, Accrued Expenses, and Other Liabilities	5,066	5,299	9,433	11,351
Change in Lease Liability	—	(496)	—	(107)
Purchases of Equity Securities and Securities Sold Short	(6,857)	(6,350)	(20,218)	(35,173)
Proceeds from Equity Securities and Securities Sold Short	6,911	6,803	18,082	31,452
Net Cash Provided by Operating Activities	14,851	21,360	42,382	50,715
INVESTING ACTIVITIES
Purchases of Investments	(225)	(1,376)	(2,097)	(8,149)
Proceeds from Sale of Investments	220	1,229	2,383	8,289
Payments to Related Parties	217	(12)	(76)	(218)
Purchases of Property and Equipment	—	(643)	(95)	(6,190)
Net Cash Provided by/ (Used in) Investing Activities	212	(802)	115	(6,268)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(501)	(2,680)	(2,007)	(5,023)
Repurchase and Retirement of Class B Units	—	(147)	(66)	(1,731)
Sale of Shares under Equity Incentive Plan	55	372	377	372
Option Exercise	51	—	51	1,688
Distributions to Non-Controlling Interests	(7,993)	(8,544)	(39,695)	(40,682)
Contributions from Non-Controlling Interests	115	111	584	496
Dividends	(491)	(468)	(5,794)	(5,033)
Net Cash Used in Financing Activities	(8,764)	(11,356)	(46,550)	(49,913)
NET CHANGE IN CASH	$6,299	$9,202	$(4,053)	$(5,466)
CASH AND CASH EQUIVALENTS - Beginning of Period	$24,838	$24,441	$35,417	$39,109
Adjustment for the Cumulative Effect of Applying ASU 2015-02 for the Deconsolidation of a Legal Entity	—	—	(227)	—
Effect of Deconsolidation	(75)	—	(75)	—
Net Change in Cash	6,299	9,202	(4,053)	(5,466)
CASH AND CASH EQUIVALENTS - End of Period	$31,062	$33,643	$31,062	$33,643
Supplementary Cash Flow Information:
Income Taxes Paid	$295	$262	$665	$1,031

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

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of September 30, 2016, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company, through its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of September 30, 2016:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	September 30, 2016
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Mid Cap Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	87.1%
Pzena Long/Short Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	80.2%
Pzena International Value Service, a series of Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	53.5%

Note 2—Significant Accounting Policies

Basis of Presentation:

Principles of Consolidation:

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations.  The Company’s policy is to consolidate those entities in which it has a direct or indirect controlling financial interest based on either the voting interest model or the variable interest model. As such, the Company consolidates majority-owned subsidiaries in which it has a controlling financial interest, and certain investment vehicles the operating company sponsors for which it is the investment adviser that are considered to be variable-interest entities (“VIEs”) and for which the Company is deemed to be the primary beneficiary.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Adoption of ASU 2015-02

Effective January 1, 2016, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02") under the modified retrospective approach. Restatement of prior period results was not required.

For legal entities evaluated for consolidation, the Company must determine whether interests it holds and fees paid to it qualify as a variable interest. Pursuant to ASU 2015-02, fees, including fees that are determined based on expense reimbursements, that are customary and commensurate with the level of services provided are not considered a variable interest when the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity. The Company factors in all economic interests, including proportionate interests through related parties, to determine if fees are considered variable interests. If it is determined that the Company does not have a variable interest in the entity, no further analysis is required and the Company does not consolidate the entity. If it is determined that the Company has a variable interest, it considers its direct economic interests and the proportionate indirect interests through related parties to determine if it is the primary beneficiary of the VIE.

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

Consolidated Entities

The Company consolidates the financial results of the operating company and records in its own equity its pro-rata share of transactions that impact the operating company’s net equity, including unit and option issuances, repurchases, and retirements.  The operating company’s pro-rata share of such transactions are recorded as an adjustment to additional paid-in capital or non-controlling interests, as applicable, on the consolidated statements of financial condition.

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

During 2014, the Company provided the initial cash investment for three Pzena Mutual Funds in an effort to generate an investment performance track record to attract third-party investors. During the three months ended June 30, 2016, the Company provided the initial cash investment for the launch of a fourth Pzena Mutual Fund: the Pzena Small Cap Value Fund. Due to their series fund structure, registration, and compliance with the requirements of the Investment Company Act of 1940, these funds are analyzed for consolidation under the voting interest model. As a result of the Company's interests, it consolidated the Pzena Mid Cap Value Fund, Pzena Long/Short Value Fund and Pzena Small Cap Value Fund. On July 11, 2016, due to additional subscriptions into the Pzena Small Cap Value Fund, the Company's ownership decreased to 36.1%. As the entity was no longer deemed to control the fund, the Company deconsolidated the entity, removed the related assets, liabilities and non-controlling interest from its balance sheet and classified the Company's remaining investment as an equity method investment. The Pzena Mid Cap Value Fund and Pzena Long/Short Value Fund will continue to be consolidated to the extent the Company has a majority ownership interest in them. At September 30, 2016, the aggregate of these funds' $7.6 million in net assets was included in the Company's consolidated statements of financial condition.

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC.  The operating company is considered the primary beneficiary of this entity. At September 30, 2016, Pzena International Value Service’s $3.3 million in net assets were included in the Company’s consolidated statements of financial condition.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Deconsolidated Entities as a Result of the Adoption of ASU 2015-02

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

Prior to January 1, 2016, the Company had consolidated the Pzena Emerging Markets Value Fund as the fund previously met the definition of VIE due to its series fund structure, as the shareholders of the fund lacked the ability to make decisions regarding the trustees and key activities of the fund. The Company reconsidered the consolidation conclusion as a result of the adoption of ASU 2015-02, and determined that, as the Pzena Emerging Markets Value Fund is a series and registered mutual fund that complies with the requirements of the Investment Company Act of 1940, it will be analyzed for consolidation under the voting interest model. The Company is deemed to not have a controlling interest in the Pzena Emerging Markets Value Fund.

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

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company.  The total net assets of these VIEs was approximately $41.2 million and $390.1 million at September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016 and December 31, 2015, in order to satisfy certain of the Company's obligations under its deferred compensation programs, the operating company had $3.0 million and $1.7 million in investments, respectively, in certain of these firm-sponsored vehicles, for which the Company was not deemed to be primary beneficiary.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on the applicable contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the AUM, as well as fulcrum fee arrangements.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned. In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually.  Fulcrum fee arrangements require a reduction in the base fee, or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years.  Fulcrum fees are generally payable quarterly. Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  For the three months ended September 30, 2016, the Company did not recognize performance fee income. For the nine months ended September 30, 2016, the Company recognized approximately $0.1 million in performance fee income. For the three and nine months ended September 30, 2015, the Company recognized approximately $3.2 million and $3.9 million in performance fee income, respectively. For each of the three and nine months ended September 30, 2016, the Company recognized a $0.7 million reduction in base fees related to fulcrum fee arrangements. For the three and nine months ended September 30, 2015, the Company did not recognized a reduction in base fees related to fulcrum fee arrangements.

Cash and Cash Equivalents:

At September 30, 2016 and December 31, 2015, Cash and Cash Equivalents was $31.1 million and $35.4 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposits and other accounts whose balances often exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

At September 30, 2016 and December 31, 2015, the Company had $3.5 million and $3.6 million, respectively, of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition.

Included in this balance at September 30, 2016 is a $1.0 million letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.  At December 31, 2015, this balance included $1.4 million in such letters of credit required by the Company's leases for both is current and former headquarters.

Also included in these balances at September 30, 2016 and December 31, 2015, were amounts of cash collateral for margin accounts established by the Pzena Long/Short Value Fund required to maintain to support securities sold short, not yet purchased of $2.5 million and $2.2 million, respectively.

Due to/from Broker:

Due to/from Broker consists primarily of amounts payable/receivable for unsettled securities transactions held/initiated at the clearing brokers of the Company’s consolidated subsidiaries.

Investments:

Investment Securities, trading
Investments classified as trading securities consist of equity securities held by the Company and its consolidated subsidiaries. Certain of the Company's investments are held to satisfy the Company's obligations under its deferred compensation program. Dividends associated with the Company's investments and the investments of the Company's consolidated subsidiaries are recognized as dividend income on an ex-dividend basis in the consolidated statements of operations.

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

All such investments are recorded at fair value, with net realized and unrealized gains and losses reported in earnings. Net realized and unrealized gains and losses are recognized as a component of Gains/ (Losses) and Other Investment Income in the consolidated statements of operations.

Investments in equity method investees
During the three and nine months ended September 30, 2016, the Company accounted for its investments in certain private investment partnerships, the Pzena Emerging Markets Value Fund, and, as of July 11, 2016, the Pzena Small Cap Value Fund, in which the Company has non-controlling interests and exercises significant influence, using the equity method. These investments are included in Investments in the Company's consolidated statements of financial condition. The carrying value of these investments are recorded at the amount of capital reported by the private investment partnership or mutual fund. The capital account reflects any contributions paid to, distributions received from, and equity earnings of, the entities. The earnings of these investments are recognized as equity in the earnings of affiliates and reflected as a component of Gains/ (Losses) and Other Investment Income in the consolidated statements of operations.

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any. During the three and nine months ended September 30, 2016 and 2015, no impairment losses were recognized.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents these instruments’ fair value at September 30, 2016:

	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$12,717	$—	$—	$—	$12,717
Investments in Equity Method Investees	—	—	—	7,365	7,365
Total	$12,717	$—	$—	$7,365	$20,082

	Level 1	Level 2	Level 3	Other Liabilities Not Held at Fair Value	Total
	(in thousands)
Liabilities:
Securities Sold Short	$2,483	$—	$—	$—	$2,483

The following table presents these instruments’ fair value at December 31, 2015:

	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$24,835	$904	$—	$—	$25,739
Investments in Equity Method Investees	—	—	—	1,713	1,713
Total	$24,835	$904	$—	$1,713	$27,452

	Level 1	Level 2	Level 3	Other Liabilities Not Held at Fair Value	Total
	(in thousands)
Liabilities:
Securities Sold Short	$2,231	$—	$—	$—	$2,231

For the three and nine months ended September 30, 2016 and 2015, there were no transfers between levels. In addition, the Company did not hold any Level 3 securities during these periods. The Company did not hold any Level 2 securities during the three or nine months ended September 30, 2016.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions.  For the three and nine months ended September 30, 2016, approximately 8.7% and 10.1% of the Company's advisory fees, respectively, were generated from advisory agreements with one client relationship. For each of the three and nine months ended September 30, 2015, approximately 10.0% and 10.6% of the Company's advisory fees, respectively, were generated from advisory agreements with one client relationship. At September 30, 2016 and December 31, 2015, no allowance for doubtful accounts was deemed necessary.

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

Judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company establishes liabilities for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These liabilities are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these liabilities in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate. It is also the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax Expense on the consolidated statements of operations. As of September 30, 2016 and December 31, 2015, the Company had $3.1 million and $2.3 million in unrecognized tax benefits that, if recognized, would affect the provision for income taxes. As of September 30, 2016, we had interest related to unrecognized tax benefits of $0.3 million. As December 31, 2015, no such accruals were recorded.

The Company and its consolidated subsidiaries account for all U.S. federal, state, local, and U.K. taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.  At September 30, 2016, the Company had a $57.2 million valuation allowance against deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units for shares of its Class A

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

common stock.  At December 31, 2015, the Company had a $54.0 million valuation allowance against these deferred tax assets.  The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

Excess tax benefits related to stock- and unit-transactions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. The Company will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-In Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. For the three and nine months ended September 30, 2015 the Company had $0.1 million and $0.3 million, respectively, in tax benefits associated with stock- and unit-based awards that it was not able to recognize. For the three and nine months ended September 30, 2016, the Company recognized no such benefits.

Foreign Currency:

The functional currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  A charge or credit is recorded to other comprehensive income/ (loss) to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary. Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations. For the three and nine months ended September 30, 2016 the Company recorded less than $0.1 million and $0.1 million, respectively, of other comprehensive income/ (loss) associated with foreign currency translation adjustments. For each of the three and nine months ended September 30, 2015, the Company recorded less than $0.1 million of other comprehensive income/ (loss).

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

Reported net realized foreign exchange gains or losses arise from sales of foreign currencies, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, foreign withholding taxes, and other receivables and payables recorded on the Company’s consolidated statements of financial condition and the U.S. Dollar equivalent of the amounts actually received or paid.  Net unrealized foreign exchange gains and losses arise from changes in the fair values of assets and liabilities resulting from changes in exchange rates.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)."  This update provides specific guidance on cash flow classification issues, which is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2017.  The guidance should be applied using a modified retrospective approach.  The Company is assessing the impact this standard will have on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)."  This new guidance requires the use of an “expected loss” model, rather than an “incurred loss” model, for financial instruments measured at amortized cost and also requires companies to record allowances for available-for-sale debt securities rather than reduce the carrying amount.  The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2019.  The guidance should be applied using a retrospective approach.  The Company is assessing the impact this standard will have on the consolidated financial statements and related disclosures.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This update involves amendments related to several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2016, and requires transition methods specific to each amendment in either a modified retrospective, retrospective, or prospective method. The Company is assessing the impact this standard will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This amended standard was written to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosure. Accounting guidance for lessors is largely unchanged. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2018, and requires a modified retrospective approach to adoption. The Company is assessing the impact this standard will have on the consolidated financial statements and related disclosures.

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

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cash Compensation and Other Benefits	$10,002	$10,345	$31,017	$31,181
Non-Cash Compensation	1,765	1,300	4,947	4,334
Total Compensation and Benefits Expense	$11,767	$11,645	$35,964	$35,515

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  Details of non-cash compensation awards granted during the three and nine months ended September 30, 2016 and 2015 are as follows:

	For the Three Months Ended September 30,
	2016		2015
	Amount	Fair Value (1)	Amount	Fair Value (1)
Options to Purchase Shares of Class A Common Stock[2]	—	$—	2,000,000	$1.23

	For the Nine Months Ended September 30,
	2016		2015
	Amount	Fair Value[1]	Amount	Fair Value[1]
Restricted Class B Units	5,812	$8.60	23,782	$9.46
Options to Purchase Shares of Class A Common Stock[2]	—	$—	3,000,000	$1.18
Deferred Compensation Phantom Delayed Exchange Class B Units[3]	149,533	$5.12	—	$—
Participating Shares of Restricted Class A Common Stock[4]	—	$—	29,868	$8.37
Restricted Shares of Class A Common Stock[5]	—	$—	100,000	$6.08
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

Pursuant to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”), the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  The Company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan. These Class B units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant. These units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock and contingently vesting options to acquire shares of Class A common stock. During the three and nine months ended September 30, 2016, 48,000 phantom Class B units were forfeited in connection with an employee departure. No units were forfeited during the three months ended September 30, 2015. During the nine months ended September 30, 2015, 5,775 restricted Class B units were forfeited in connection with employee departures. During each of the three and nine months ended September 30, 2016 and 2015, no contingently vesting options vested. During the three and nine months ended September 30, 2016, 11,893 and 81,871 Delayed Exchange Class B units were issued to certain employee members, respectively, for approximately $0.1 million and $0.4 million in cash, respectively. During the three and nine months ended September 30, 2015, 78,093 Delayed Exchange Class B units were issued for approximately $0.4 million in cash to certain employee members. During the nine months ended September 30, 2015, 142,315 Delayed Exchange Class B units issued to one employee during 2014 were canceled and replaced with cash compensation. Additional compensation expense of less than $0.1 million was recognized upon cancellation and replacement of the award. No Class B units were canceled during the three months ended September 30, 2016 and 2015 or the nine months ended September 30, 2016.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

amortized and vest ratably over a four-year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period. As of both September 30, 2016 and December 31, 2015, the liability associated with all deferred compensation investment accounts was $2.9 million. During the three and nine months ended September 30, 2016, approximately $0.1 million and $0.2 million, respectively, in deferred compensation investments were forfeited in connection with employee departures. No deferred compensation was forfeited during the three and nine months ended September 30, 2015.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of their compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of September 30, 2016 and December 31, 2015, there were 290,315 and 232,585 phantom shares of Class A common stock outstanding, respectively. For the three and nine months ended September 30, 2016 and 2015, no distributions were made under the Director Plan.

The Company has issued to certain of its employees delayed-vesting cash awards.  For the three and nine months ended September 30, 2016 and 2015, no such awards were granted. During the year ended December 31, 2015, $0.4 million was paid in conjunction with previously awarded delayed-vesting cash awards with varying vesting schedules. As of September 30, 2016, no such awards were outstanding.

As of September 30, 2016 and December 31, 2015, the Company had approximately $26.3 million and $31.0 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, Delayed Exchange Class B units, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and contingently vesting option grants issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For each of the three and nine months ended September 30, 2016 and 2015, the expense recognized in connection with this plan was $0.2 million and $0.7 million, respectively.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

For the three and nine months ended September 30, 2016 and 2015, the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$2,163	$1,918	$5,187	$5,457
Participating Shares of Restricted Class A Common Stock	2	4	6	9
Total Net Income for Basic Earnings per Share	$2,165	$1,922	$5,193	$5,466
Basic Weighted-Average Shares Outstanding	16,375,364	14,555,782	15,788,809	13,568,566
Add: Participating Shares of Restricted Class A Common Stock [1]	14,934	29,868	18,531	22,866
Total Basic Weighted-Average Shares Outstanding	16,390,298	14,585,650	15,807,340	13,591,432
Basic Earnings per Share	$0.13	$0.13	$0.33	$0.40

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

For the three and nine months ended September 30, 2016 and 2015, the Company’s diluted net income was determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$9,547	$11,139	$25,307	$31,703
Less: Assumed Corporate Income Taxes	3,520	4,129	9,333	11,778
Assumed After-Tax Income of Pzena Investment Management, LLC	6,027	7,010	15,974	19,925
Net Income of Pzena Investment Management, Inc.	2,165	1,922	5,193	5,466
Diluted Net Income	$8,192	$8,932	$21,167	$25,391

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

For the three and nine months ended September 30, 2016 and 2015, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$8,185	$8,916	$21,148	$25,349
Participating Shares of Restricted Class A Common Stock	2	4	6	9
Participating Class B Units	5	12	13	33
Total Diluted Net Income Attributable to Shareholders	$8,192	$8,932	$21,167	$25,391

Total Basic Weighted-Average Shares Outstanding	16,390,298	14,585,650	15,807,340	13,591,432
Dilutive Effect of B Units	50,828,791	51,370,086	51,442,921	52,491,854
Dilutive Effect of Options [1]	150,991	470,287	160,067	590,794
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	1,205,981	1,468,225	1,121,225	1,327,820
Dilutive Effect of Restricted Shares of Class A Common Stock [2]	38,924	58,888	37,057	50,004
Dilutive Weighted-Average Shares Outstanding	68,614,985	67,953,136	68,568,610	68,051,904
Add: Participating Class B Units[3]	41,057	83,080	41,057	84,984
Total Dilutive Weighted-Average Shares Outstanding	68,656,042	68,036,216	68,609,667	68,136,888
Diluted Earnings per Share	$0.12	$0.13	$0.31	$0.37

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

Approximately 1.0 million options to purchase Class B units were excluded from the calculation of diluted earnings per share for each of the three and nine months ended September 30, 2016, as their inclusion would have had an antidilutive effect based on current market prices. Approximately 0.7 million options to purchase shares of Class A common stock were also excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2016, as their inclusion would have an an antidilutive effect based on current market prices. For each of the three and nine months ended September 30, 2015, approximately 0.6 million options to purchase Class B units were excluded from the calculation of diluted earnings per share as their inclusion would have an an antidilutive effect based on current market prices.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit.  As of September 30, 2016, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 24.3% and 75.7%, respectively, of the economic interests in the operations of the business. As of December 31, 2015, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 22.6% and 77.4%, respectively, of the economic interests in the operations of the business.

Each Class B unit of the operating company is issued with a corresponding share of the Company’s Class B common stock, par value $0.000001 per share.  Each share of the Company’s Class B common stock entitles its holder to five votes,

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Pursuant to the operating agreement of the operating company, each vested Class B unit is exchangeable for a share of the Company’s Class A common stock, subject to certain exchange timing and volume limitations. On May 12, 2016, certain of the operating company's members exchanged an aggregate of 1,369,811 Class B units for an equivalent number of shares of Class A common stock. On July 27, 2015, certain of the operating company's members exchanged an aggregate of 2,772,171 Class B units for an equivalent number of shares of Company Class A common stock. These acquisition of additional operating company membership was treated as a reorganization of entities under common control as required by the Business Combinations Topic of the FASB ASC.

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

During the nine months ended September 30, 2016, the Company purchased and retired 258,279 shares of Class A common stock and 8,574 Class B units under the current repurchase authorization at a weighted average price per share of $7.77 and $7.81, respectively.  During the nine months ended September 30, 2015, the Company purchased and retired 550,855 shares of Class A common stock and 158,716 Class B units under the repurchase authorization at a weighted average price per unit of $9.12 and $10.90, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

During the nine months ended September 30, 2016, 47,490 Class B units exercised resulted in the issuance of 24,027 net Class B units as a result of the redemption of 23,463 Class B units for the cashless exercise of options and $0.1 million in cash. During the nine months ended September 30, 2015, 954,764 Class B unit options and 3,375 Class A common stock options were exercised and resulted in the issuance of 715,706 net Class B units and 962 shares of Class A common stock, respectively, as a result of the redemption of 239,058 Class B units and 2,413 shares of Class A common stock for the cashless exercise of the options, and $1.7 million in cash.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$9,547	$11,139	$25,307	$31,703
Non-Controlling Interests of Consolidated Subsidiaries	209	(2,605)	136	(2,295)
Net Income Attributable to Non-Controlling Interests	$9,756	$8,534	$25,443	$29,408

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals from the Company’s consolidated subsidiaries. Contributions from non-controlling interests represent contributions to the Company's consolidated subsidiaries.

Note 8—Investments

The following is a summary of Investments:

	As of
	September 30, 2016	December 31, 2015
	(in thousands)
Investment Securities, Trading
Equity Securities	$12,717	$25,739
Total Investment Securities, Trading	12,717	25,739
Investments in Equity Method Investees	7,365	1,713
Total	$20,082	$27,452

Investment Securities, Trading

Investments, at Fair Value consisted of the following at September 30, 2016:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$12,592	$125	$12,717
Total	$12,592	$125	$12,717

    Securities Sold Short, at Fair Value consisted of the following at September 30, 2016:

	Proceeds	Unrealized (Gain)/ Loss	Fair Value
	(in thousands)
Securities Sold Short	$2,316	$167	$2,483
Total	$2,316	$167	$2,483

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Investments, at Fair Value consisted of the following at December 31, 2015:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$30,029	$(4,290)	$25,739
Total	$30,029	$(4,290)	$25,739

Securities Sold Short, at Fair Value consisted of the following at December 31, 2015:

	Proceeds	Unrealized (Gain)/ Loss	Fair Value
	(in thousands)
Securities Sold Short	$2,391	$(160)	$2,231
Total	$2,391	$(160)	$2,231

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena Mutual funds through which it offers its investment strategies. The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds. The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Investments on the consolidated statements of financial condition. On July 11, 2016, due to additional subscriptions into the Pzena Small Cap Value Fund, the Company's ownership decreased to 36.1%. As the entity was no longer deemed to control the fund, the Company deconsolidated the entity, removed the related assets, liabilities and non-controlling interest from its balance sheet and classified the Company's remaining investment as an equity method investment. As of September 30, 2016, the Company's investments range between 2% and 36% of the capital of these entities and have an aggregate carrying value of $7.4 million. As of December 31, 2015, prior to the adoption of ASU 2015-02, the Company only accounted for one investment as an equity method investment and owned approximately 4.4% of a private investment partnership with a carrying value of $1.7 million.

Note 9—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	September 30, 2016	December 31, 2015
	(in thousands)
Leasehold Improvements	$6,832	$6,826
Furniture and Fixtures	1,190	1,190
Computer Hardware	750	689
Computer Software	239	220
Office Equipment	189	180
Total	9,200	9,105
Less: Accumulated Depreciation and Amortization	(2,004)	(1,202)
Total	$7,196	$7,903

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

In April of 2015, the Company moved to its new corporate headquarters, as discussed further in Note 11—Commitments and Contingencies, and began depreciating approximately $6.8 million in leasehold improvements and $1.2 million in furniture and fixtures related to its new office space. During the nine months ended September 30, 2015, the Company recognized a $0.4 million loss on the disposal of fixed assets associated with the retirement of assets in its former headquarters, which is included in general and administrative expense. No such losses were recognized during the three or nine months ended September 30, 2016.

Depreciation is included in general and administrative expense and totaled approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2016, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2015, respectively.

Note 10—Related Party Transactions

For the three months ended September 30, 2016 and 2015, the Company earned $0.1 million and $0.8 million, respectively, in investment advisory fees from unconsolidated VIEs that receive investment management services from the Company. For the nine months ended September 30, 2016 and 2015, the Company earned $0.2 million and $2.4 million, respectively, in such fees.

At both September 30, 2016 and December 31, 2015, the Company had approximately $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in receivable from related parties on the consolidated statements of financial condition.  The Company is the sponsor and investment manager of this entity.

In 2015, the Company began offering loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting. Loans are full recourse, are generally written for a seven-year period, at a market rate of interest, payable in annual installments, and collateralized by shares and units held by the employee. As of September 30, 2016 and December 31, 2015, the Company had approximately $0.8 million of such loans outstanding.

At September 30, 2016 and December 31, 2015, Receivable from Related Parties included approximately $0.1 million of a forgivable loan associated with an initial employment agreement. At September 30, 2016, the remainder of the loan becomes forgivable over a period of approximately 1 month.

The operating company, as investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. For each of the three and nine months ended September 30, 2016 and 2015, the Company recognized $0.3 million and $0.8 million of such expenses, respectively.

The operating company manages personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its Executive Vice President.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.2 million for each of the three months ended September 30, 2016 and 2015, respectively. For each of the nine months ended September 30, 2016 and 2015, the Company waived $0.5 million in such fees. The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was less than $0.1 million for each of the three and nine months ended September 30, 2016 and 2015.

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

In April of 2015, the Company moved to its new corporate headquarters. The new office space is leased under a non-cancelable operating lease agreement that became effective in October 2014. The Company recognizes minimum lease expense for its headquarters on a straight-line basis over the lease term, which expires on December 31, 2025. During the three months ended September 30, 2016, the Company terminated its five-year sublease agreement which commenced on May 1, 2015.  The Company entered into a new four-year sublease agreement commencing on October 1, 2016 that is cancelable by either the Company or sublessee given appropriate notice after the thirty-first month following the commencement of the sublease agreement. The sublease agreement is for certain office space associated with the Company's operating lease agreement in its corporate headquarters. Sublease income will continue to decrease annual lease expense by approximately $0.4 million per year.

The Company's former headquarters were leased under a non-cancelable operating lease agreement that expired on October 31, 2015.  During the nine months ended September 30, 2015, the Company recognized $1.4 million in non-recurring lease related expenses associated with its former corporate headquarters. No such expenses were recognized for the three and nine months ended September 30, 2016.

During the three and nine months ended September 30, 2016, lease expenses were $0.5 million and $1.4 million, respectively, and are included in general and administrative expense. Lease expenses, including the losses and expenses recorded during the nine months ended September 30, 2015, which we do not expect to recur, were $0.5 million and $2.7 million for the three and nine months ended September 30, 2015. Lease expenses for the three and nine months ended September 30, 2016 were net of $0.1 million and $0.3 million of sublease income, respectively. During the three and nine months ended September 30, 2015, lease expenses were net of $0.1 million and $0.2 million of sublease income, respectively.

Note 12—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  Neither it nor the Company’s other consolidated subsidiaries have made a provision for federal or state income taxes because it is the individual responsibility of each of these entities’ members (including the Company) to separately report their proportionate share of the respective entity’s taxable income or loss.  The operating company has made a provision for New York City UBT and its U.K. consolidated subsidiary has made a provision for U.K. corporate taxes.  The Company, as a “C” corporation under the Internal Revenue Code, is liable for federal, state and local taxes on the income derived from its economic interest in the operating company, which is net of UBT and U.K. taxes.  As a result, in its consolidated financial statements, the Company reports both the operating company’s provision for UBT and U.K. taxes, as well as its provision for corporate federal, state and local taxes.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The components of the income tax expense are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Current Provision:
Unincorporated and Other Business Taxes	$753	$621	$1,723	$1,635
Local Corporate Tax	—	—	—	—
State Corporate Tax	—	—	—	—
Federal Corporate Tax	—	—	—	—
Total Current Provision	$753	$621	$1,723	$1,635
Deferred Provision:
Unincorporated and Other Business Taxes	$5	$(8)	$12	$41
Local Corporate Tax	74	79	187	229
State Corporate Tax	54	45	140	139
Federal Corporate Tax	998	885	2,529	2,571
Total Deferred Provision	$1,131	$1,001	$2,868	$2,980
Change in Valuation Allowance	(1,413)	(874)	(1,653)	(2,213)
Total Income Tax Expense	$471	$748	$2,938	$2,402

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of September 30, 2016 and December 31, 2015, the Company had available for U.S. federal income tax reporting purposes, a net operating loss carryforward of $8.7 million and $10.2 million, respectively, which expires in varying amounts during the tax years 2028 through 2035.
As of September 30, 2016 and December 31, 2015, approximately $2.8 million, respectively, of deductions for excess stock- and unit- based transactions were included in net operating losses. The $1.1 million of tax benefit associated with these deductions will be credited to Additional Paid-In Capital when such deductions reduce taxes payable. Although these net operating losses are included in the total carryforward amount, they are not reflected in the table of deferred tax assets as the excess tax benefits are not yet realized.
The Company and the operating company are generally no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for any year prior to 2012.  All tax years subsequent to, and including, 2012 are considered open and subject to examination by tax authorities. During 2013, the Company extended the examination statue of limitations for the 2009 to 2011 tax years in association with the amendment of prior year tax returns to change the methodology for state and local receipts. For the operating company, for the years 2009 to 2011, the statute of limitations for New York City UBT remains open through December 31, 2016.

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

As discussed in Note 6 — Shareholders' Equity, on May 12, 2016 and July 27, 2015, certain of the operating company's members exchanged an aggregate of 1,369,811 and 2,772,171 of their Class B units, respectively, for an equivalent number of shares of Class A common stock. The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754. Based on the exchange-date fair value of the Company's common stock and the tax basis of the operating company, these elections gave rise to $6.1 million and $14.3 million deferred tax assets and corresponding $5.2 million and $12.2 million liabilities to selling and converting shareholders on May 12, 2016 and July 27, 2015, respectively. The Company assessed the realizability of the deferred tax assets associated with the exchanges and determined that a portion of the benefits would go unutilized. Consequently, the Company established $4.8 million and $11.0 million valuation allowances, respectively, to reduce the deferred tax assets to an amounts more likely than not to be realized. These deferred tax assets remain available to the Company and can be used in future years. The Company similarly reduced the associated liability to selling and converting shareholders by $4.1 million and $9.4 million, respectively, to reflect the changes in the estimated realization of these assets. As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

During the three and nine months ended September 30, 2016, after giving effect to the exchange discussed earlier, the Company’s valuation allowance was reduced by approximately $1.4 million and $1.7 million, respectively, due to revised estimates of future taxable income. These changes are reflected as a net adjustment to the Company's Section 754 deferred tax asset, valuation allowance, and other deferred tax assets. To reflect these changes in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $1.2 million and $1.4 million for the three and nine months ended September 30, 2016, respectively. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations.

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

As of both September 30, 2016 and December 31, 2015, the net values of all deferred tax assets were approximately $15.0 million.

The change in the Company’s deferred tax asset, net of valuation allowance, for the three and nine months ended September 30, 2016, is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2015	$64,877	$4,086	$(53,968)	$14,995
Deferred Tax (Expense)/Benefit	(1,111)	273	—	(838)
Change in Valuation Allowance	—	—	1,060	1,060
Balance at March 31, 2016	$63,766	$4,359	$(52,908)	$15,217
Deferred Tax (Expense)/Benefit	(1,133)	233	—	(900)
Unit Exchange	6,080	—	(4,837)	1,243
Change in Valuation Allowance	—	—	(820)	(820)
Balance at June 30, 2016	$68,713	$4,592	$(58,565)	$14,740
Deferred Tax (Expense)/Benefit	(1,180)	66	—	(1,114)
Change in Valuation Allowance	—	—	1,413	1,413
Balance at September 30, 2016	$67,533	$4,658	$(57,152)	$15,039

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax liability, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the three and nine months ended September 30, 2016, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2015	$(4)
Deferred Tax (Expense)/Benefit	1
Balance at March 31, 2016	$(3)
Deferred Tax (Expense)/Benefit	—
Balance at June 30, 2016	$(3)
Deferred Tax (Expense)/Benefit	1
Balance at September 30, 2016	$(2)

The change in the Company’s deferred tax asset, net of valuation allowance, for the three and nine months ended September 30, 2015, is summarized as follows:

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

The change in the Company’s deferred tax liability for the three and nine months ended September 30, 2015, is summarized as follows:

Total
(in thousands)

Balance at December 31, 2014	$(18)
Deferred Tax (Expense)/Benefit	11
Balance at March 31, 2015	$(7)
Deferred Tax (Expense)/Benefit	—
Balance at June 30, 2015	$(7)
Deferred Tax (Expense)/Benefit	2
Balance at September 30, 2015	$(5)

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 13—Subsequent Events

On October 18, 2016, the Company declared a quarterly dividend of $0.03 per share of its Class A common stock that will be paid on November 23, 2016 to holders of record on October 28, 2016.

No other subsequent events necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At September 30, 2016, our assets under management, or AUM, was $27.4 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena Mutual Funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of September 30, 2016, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 24.3% and 75.7%, respectively, of the economic interests in the operations of our business.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the object of aggregating employee ownership in one entity.

Certain of our named executive officers and employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B units of our operating company. As of September 30, 2016, through direct and indirect interests, our six named executive officers; 32 other employee members; and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 54.8%, 4.1%, and 16.8% of the economic interests in our operating company, respectively.

GAAP and Non-GAAP Net Income

GAAP diluted net income and GAAP diluted earnings per share were $8.2 million and $0.12, respectively, for the three months ended September 30, 2016, and $8.9 million and $0.13, respectively, for the three months ended September 30, 2015. GAAP diluted net income and GAAP diluted earnings per share were $21.2 million and $0.31, respectively, for the nine months ended September 30, 2016, and $25.4 million and $0.37, respectively, for the nine months ended September 30, 2015. Our results for the three and nine months ended September 30, 2016 and 2015 include recurring adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent Class B unit conversions, as well as our tax receivable agreement and the associated liability to our selling and converting shareholders, in addition to adjustments related to certain non-recurring charges recognized in operating expenses during the nine months ended September 30, 2015.  We believe that these accounting adjustments add a measure of non-operational complexity that partially obscures a clear understanding of the underlying performance of our business.  Therefore, in evaluating our financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items.  Excluding these items, non-GAAP diluted net income and non-GAAP diluted earnings per share were $8.0 million and $0.12, respectively, for the three months ended September 30, 2016, and $1.8 million and $0.12, respectively, for the three months ended September 30, 2015. Excluding these items, non-GAAP diluted net income and non-GAAP diluted earnings per share were $20.9 million and $0.30, respectively, for the nine months ended September 30, 2016, and $26.2 million and $0.38, respectively, for the nine months ended September 30, 2015.

GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, the adjustments related to the non-recurring charges recognized in operating expenses, and other adjustments.  Our effective tax rate, exclusive of these adjustments, was 36.9% for each of the three and nine months ended September 30, 2016. Our effective tax rates, exclusive of these adjustments, were 37.1% and 37.2% for the three and nine months ended September 30, 2015, respectively.  See “Operating Results - Income Tax Expense” below.

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

A reconciliation of the most comparable GAAP measures to the non-GAAP measures is included below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
GAAP Net Income	$2,165	$1,922	$5,193	$5,466
Net Effect of Tax Receivable Agreement	(211)	(123)	(269)	(293)
Net Effect of Non-Recurring Lease Expenses	—	—	—	183
Non-GAAP Net Income	$1,954	$1,799	$4,924	$5,356

GAAP Net Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	$9,547	$11,139	$25,307	$31,703
Effect of Non-Recurring Lease Expenses	—	—	—	1,475
Non-GAAP Net Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	9,547	11,139	25,307	33,178
Less: Assumed Corporate Income Taxes	3,520	4,129	9,333	12,326
Assumed After-Tax Income of Pzena Investment Management, LLC	6,027	7,010	15,974	20,852
Non-GAAP Net Income of Pzena Investment Management, Inc.	1,954	1,799	4,924	5,356
Non-GAAP Diluted Net Income	$7,981	$8,809	$20,898	$26,208
Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share[1]	$7,981	$1,799	$20,898	$26,208
Non-GAAP Diluted Earnings Per Share[1]	$0.12	$0.12	$0.30	$0.38
Non-GAAP Diluted Weighted-Average Shares Outstanding[1]	68,656,042	14,585,650	68,609,667	68,136,888

1 During the three months ended September 30, 2015 the calculations of non-GAAP diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted net income and diluted earnings per share are assumed to be equal to basic earnings per share for the period.

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

Certain of our clients pay us performance fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a lower base fee, but allows for us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark. Some performance-based fee arrangements include high-water mark provisions, which generally provide that if a client account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees. Fulcrum fee arrangements require a reduction in the base fee, or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark.

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

Other Income/ (Expense)

Other Income/ (Expense) is derived primarily from investment income or loss arising from our consolidated entities, income or loss generated by our investments, and interest income generated on our cash balances.  Other Income/ (Expense) is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement, which was executed in connection with our reorganization and initial public offering on October 30, 2007.  As discussed further below under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our acquisitions of our operating company’s units from our selling and converting shareholders.  We expect the interest and investment components of Other Income/ (Expense), in the aggregate, to fluctuate based on market conditions and the performance of our consolidated entities and other investments.

 Non-Controlling Interests

Our operating company consolidates the results of operations of the private investment partnerships and Pzena-branded mutual funds over which we exercise a controlling influence.  We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees’ and outside investors’ direct and indirect interests in our operating company, we have reflected their membership interests as non-controlling interests in our consolidated financial statements.  As a result, our income is primarily generated by our economic interest in our operating company’s net income.  As of September 30, 2016, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 24.3% and 75.7%, respectively, of the economic interests in the operations of the business.

Operating Results

Assets Under Management and Flows

As of September 30, 2016, our AUM of approximately $27.4 billion was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The assets under management and performance of our largest investment strategies as of September 30, 2016 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of September 30, 2016 and 2015:

	AUM at September 30,
Strategy[1]	2016	2015
	(in billions)
U.S. Value Strategies
Large Cap Value	$9.1	$9.6
Mid Cap Value	2.3	1.7
Value	1.8	1.5
Small Cap Value	1.3	1.1
Other U.S. Strategies	—	0.1
Total U.S. Value Strategies	14.5	14.0

Global and Non-U.S. Value Strategies
International (ex-U.S.) Value	4.5	4.1
Global Value	4.4	4.5
Emerging Markets Value	2.5	1.7
European Value	1.4	1.1
Other Non-U.S. Strategies	0.1	0.1
Total Global and Non-U.S. Value Strategies	12.9	11.5
Total	$27.4	$25.5
1 Inclusive of our Expanded Value, Focused Value and variations thereof.

	AUM at September 30,
Account Domicile	2016	2015
	(in billions)
U.S.	$19.7	$18.4
Non-U.S.	7.7	7.1
Total	$27.4	$25.5

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to September 30, 2016, and in the five-year, three-year, and one-year periods ended September 30, 2016, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy:

	Period Ended September 30, 2016[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Expanded Value (July 2012)
Annualized Gross Returns	14.5%	N/A	9.1%	14.6%
Annualized Net Returns	14.3%	N/A	8.9%	14.4%
Russell 1000® Value Index	13.6%	N/A	9.7%	16.2%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	6.7%	16.2%	8.7%	15.3%
Annualized Net Returns	6.3%	15.7%	8.2%	14.9%
Russell 1000® Value Index	6.3%	16.2%	9.7%	16.2%
Global Focused Value (January 2004)
Annualized Gross Returns	4.8%	12.8%	3.5%	8.9%

Annualized Net Returns	4.0%	12.1%	2.9%	8.2%
MSCI® All Country World Index—Net/U.S.$[2]	6.2%	10.6%	5.2%	12.0%
International (ex-U.S) Expanded Value (November 2008)
Annualized Gross Returns	10.3%	9.7%	0.5%	5.9%
Annualized Net Returns	10.0%	9.4%	0.2%	5.5%
MSCI® EAFE Index—Net/U.S.$[2]	7.2%	7.4%	0.5%	6.5%
Focused Value (January 1996)
Annualized Gross Returns	10.6%	17.2%	9.1%	16.1%
Annualized Net Returns	9.8%	16.5%	8.5%	15.5%
Russell 1000® Value Index	8.7%	16.2%	9.7%	16.2%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	1.2%	5.3%	(1.7)%	19.8%
Annualized Net Returns	0.3%	4.6%	(2.4)%	18.9%
MSCI® Emerging Markets Index—Net/U.S.$[2]	(1.2)%	3.0%	(0.6)%	16.8%
Global Expanded Value (January 2010)
Annualized Gross Returns	7.8%	12.4%	4.4%	9.6%
Annualized Net Returns	7.5%	12.1%	4.0%	9.2%
MSCI® World Index—Net/U.S.$[2]	8.2%	11.6%	5.8%	11.4%
Mid Cap Expanded Value (April 2014)
Annualized Gross Returns	6.3%	N/A	N/A	18.1%
Annualized Net Returns	6.1%	N/A	N/A	17.8%
Russell Mid Cap® Value Index	6.9%	N/A	N/A	17.3%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	13.9%	20.1%	10.7%	18.5%
Annualized Net Returns	12.6%	18.9%	9.6%	17.3%
Russell 2000® Value Index	9.7%	15.5%	6.8%	18.8%
European Focused Value (August 2008)
Annualized Gross Returns	4.0%	10.2%	(1.6)%	1.9%
Annualized Net Returns	3.6%	9.8%	(2.0)%	1.5%
MSCI® Europe Index—Net/U.S.$[2]	0.9%	7.5%	(0.6)%	2.5%
International (ex-U.S) Focused Value (January 2004)
Annualized Gross Returns	5.7%	10.2%	0.3%	6.7%
Annualized Net Returns	4.9%	9.5%	(0.3)%	6.1%
MSCI® All Country World ex-U.S. Index—Net/U.S.$[2]	5.5%	6.0%	0.2%	9.3%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	12.8%	20.0%	9.4%	18.3%
Annualized Net Returns	12.0%	19.2%	8.7%	17.6%
Russell Mid Cap® Value Index	10.4%	17.4%	10.5%	17.3%
1 The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

2 Net of applicable withholding taxes and presented in U.S. Dollars.

Large Cap Expanded Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At September 30, 2016, the Large Cap Expanded Value strategy generated a one-year annualized gross return of 14.6%, underperforming its benchmark. The underperformance was driven primarily by our stock selection in the financial services sector, partially offset by the positive performance of certain securities in the technology sector.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At September 30, 2016, the Large Cap Focused Value strategy generated a one-year annualized gross return of 15.3%, underperforming its benchmark. The underperformance was driven primarily by our stock selection in the financial services sector, partially offset by our stock selection in the energy sector and the positive performance and overweight position of certain securities in the technology sector.
Global Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At September 30, 2016, the Global Focused Value strategy generated a one-year annualized gross return of 8.9%, underperforming its benchmark.  This main contributors to this underperformance were certain positions in the financial services sector and the performance of certain U.K. stocks, partially offset by our stock selection in the information technology sector and our underweight position in the health care sector.
International (ex-U.S.) Expanded Value.  This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At September 30, 2016, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of 5.9%, underperforming its benchmark. This underperformance was primarily driven by our overweight position in the financial services sector and the performance certain U.K. stocks, partially offset by our stock selection in the consumer discretionary and information technology sectors.
Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At September 30, 2016, the Focused Value strategy generated a one-year annualized gross return of 16.1%, relatively flat compared to its benchmark. The relative performance was driven primarily by our stock selection in the financial services sector, offset by our stock selection in the energy sector and our overweight position in the technology sector.
Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At September 30, 2016, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of 19.8%, outperforming its benchmark. The main contributors to this outperformance include our stock selection in the materials, energy and telecommunication sectors, and certain stocks in Brazil and Korea. This relative outperformance was partially offset by our stock selection in the consumer discretionary and information technology sectors and the performance of certain Chinese stocks.
Global Expanded Value.  This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At September 30, 2016, the Global Expanded Value strategy generated a one-year annualized gross return of 9.6%, underperforming its benchmark. This underperformance was primarily driven by certain positions in the financial services sector and certain U.K. stocks, partially offset by our stock selection in the health care and information technology sectors.
Mid Cap Expanded Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in April 2014. At September 30, 2016, the Mid Cap Expanded Value strategy generated a one-year annualized gross return of 18.1%, outperforming its benchmark. This outperformance was driven by our overweight position in the technology sector, partially offset by our stock selection in the financial services sector.
Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At September 30, 2016, the Small Cap Focused Value strategy generated a one-year annualized gross return of 18.5%, underperforming its benchmark. The main contributors to this underperformance include certain positions in the financial services and technology sectors. This relative underperformance was partially offset by the positive performance of our positions in the energy and health care sectors.
European Focused Value. This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At September 30, 2016, the European Focused Value strategy generated a one-year annualized gross return of 1.9%, underperforming its benchmark. This underperformance was driven primarily by our stock selection in the industrials sector, performance of certain stocks in the consumer staples sector and certain U.K. stocks. This relative underperformance was partially offset by our stock selection in the consumer discretionary sector, lack of exposure to the health care sector and performance of certain stocks in the information technology sector and certain stocks in France.

International (ex-U.S.) Focused Value. This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.
This strategy was launched in January 2004. At September 30, 2016, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of 6.7%, underperforming its benchmark. This relative underperformance was driven by our stock selection in the financial services and industrials sectors and certain U.K. stocks, partially offset by our stock selection in the consumer discretionary sector, our lack of exposure to the health care sector and certain Korea stocks.

Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201th to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At September 30, 2016, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 18.3%, outperforming its benchmark.  This relative performance was driven by the outperformance of our positions in technology sector, as well as our stock selection in the energy sector, partially offset by certain position in the financial services sector.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional and retail accounts for the three and nine months ended September 30, 2016 and 2015 is described below.  Inflows are composed of the investment of new or additional assets by new or existing clients.  Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Institutional Accounts
Assets
Beginning of Period	$14.3	$15.9	$14.9	$15.6
Inflows	1.1	1.5	1.9	2.9
Outflows	(0.9)	(0.6)	(1.9)	(2.1)
Net Flows	0.2	0.9	—	0.8
Market Appreciation/(Depreciation)	1.4	(1.9)	1.0	(1.5)
End of Period	$15.9	$14.9	$15.9	$14.9

Retail Accounts
Assets
Beginning of Period	$11.1	$12.1	$11.1	$12.1
Inflows	0.1	0.2	1.1	0.9
Outflows	(0.7)	(0.3)	(1.7)	(1.3)
Net Flows	(0.6)	(0.1)	(0.6)	(0.4)
Market Appreciation/(Depreciation)	1.0	(1.4)	1.0	(1.1)
End of Period	$11.5	$10.6	$11.5	$10.6

Total
Assets
Beginning of Period	$25.4	$28.0	$26.0	$27.7
Inflows	1.2	1.7	3.0	3.8
Outflows	(1.6)	(0.9)	(3.6)	(3.4)
Net Flows	(0.4)	0.8	(0.6)	0.4
Market Appreciation/(Depreciation)	2.4	(3.3)	2.0	(2.6)
End of Period	$27.4	$25.5	$27.4	$25.5

Three Months Ended September 30, 2016 and September 30, 2015

At September 30, 2016, we managed $15.9 billion in institutional accounts and $11.5 billion in retail accounts, for a total of $27.4 billion in assets under management.  For the three months ended September 30, 2016, we experienced market appreciation of $2.4 billion and total gross inflows of $1.2 billion, partially offset by total gross outflows of $1.6 billion.  Assets in institutional accounts increased by $1.6 billion, or 11.2%, from $14.3 billion at June 30, 2016, due to $1.4 billion in market appreciation and $1.1 billion in gross inflows, partially offset by $0.9 billion in gross outflows. Assets in retail accounts increased by $0.4 billion, or 3.6%, from $11.1 billion at June 30, 2016, due to $1.0 billion in market appreciation and $0.1 billion in gross inflows, partially offset by $0.7 billion in gross outflows.

At September 30, 2015, we managed $14.9 billion in institutional accounts and $10.6 billion in retail accounts, for a total of $25.5 billion in assets under management. For the three months ended September 30, 2015, we experienced market depreciation of $3.3 billion and total gross outflows of $0.9 billion, partially offset by total gross inflows of $1.7 billion. Assets in institutional accounts decreased by $1.0 billion, or 6.3%, from $15.9 billion due to $1.9 billion in market depreciation and $0.6 billion in gross outflows, partially offset by $1.5 billion in gross inflows. Assets in retail accounts decreased by $1.5 billion, or 12.4%, from $12.1 billion due to $1.4 billion in market depreciation and $0.3 billion in gross outflows, partially offset by $0.2 billion in gross inflows.

Nine Months Ended September 30, 2016 and September 30, 2015

For the nine months ended September 30, 2016, we experienced total gross inflows of $3.0 billion and market appreciation of $2.0 billion, which were partially offset by total gross outflows of $3.6 billion. Assets in institutional accounts increased by $1.0 billion, or 6.7%, from $14.9 billion at December 31, 2015 due to $1.9 billion in gross inflows and $1.0 billion in market appreciation, partially offset by $1.9 billion in gross outflows. Assets in retail accounts increased by $0.4 billion, or 3.6%, from $11.1 billion due to $1.1 billion in gross inflows and $1.0 billion in market appreciation, partially offset by $1.7 billion in gross outflows.

For the nine months ended September 30, 2015, we experienced total gross outflows of $3.4 billion and market depreciation of $2.6 billion, which were partially offset by total gross inflows of $3.8 billion. Assets in institutional accounts decreased by $0.7 billion, or 4.5%, from $15.6 billion at December 31, 2014 due to $2.1 billion in gross outflows and $1.5 billion in market depreciation, partially offset by $2.9 billion in gross inflows. Assets in retail accounts decreased by $1.5 billion, or 12.4%, from $12.1 billion due to $1.3 billion in gross outflows and $1.1 billion in market depreciation, partially offset by $0.9 billion in gross inflows.

Revenues

Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three and nine months ended September 30, 2016 and 2015 is described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue	2016	2015	2016	2015
	(in thousands)
Institutional Accounts	$20,513	$23,233	$58,679	$65,694
Retail Accounts	6,477	7,539	20,584	23,241
Total	$26,990	$30,772	$79,263	$88,935

Three Months Ended September 30, 2016 and September 30, 2015

Our total revenue decreased by $3.8 million, or 12.3%, to $27.0 million for the three months ended September 30, 2016, from $30.8 million for the three months ended September 30, 2015. This change was driven primarily by a decrease in performance fees recognized for the three months ended September 30, 2016, as well as a decrease in average assets. We did not recognize performance fees during the three months ended September 30, 2016 compared to $3.2 million in performance fees recognized during the three months ended September 30, 2015. Average AUM decreased 1.1% to $26.8 billion from $27.1 billion for the three months ended September 30, 2016 and 2015, respectively.

Our weighted average fees were 0.403% and 0.454% for the three months ended September 30, 2016 and 2015, respectively.

Average assets in institutional accounts decreased $0.2 billion to $15.4 billion for the three months ended September 30, 2016, from $15.6 billion for the three months ended September 30, 2015, and had weighted average fees of 0.533% and 0.596% for the three months ended September 30, 2016 and 2015, respectively.  The decrease in weighted average fee rates primarily reflects the decrease in institutional performance fees recognized during the three months ended September 30, 2016. We did not recognize any performance fees during the three months ended September 30, 2016, compared to $2.8 million recognized during the three months ended September 30, 2015.

Average assets in retail accounts decreased $0.1 billion to $11.4 billion for the three months ended September 30, 2016, from $11.5 billion for the three months ended September 30, 2015, and had weighted average fees of 0.227% and 0.262% for the three months ended September 30, 2016 and 2015, respectively.  The decrease in retail weighted average fee rates was driven by the reduction of base fees related to the fulcrum fee arrangements of certain accounts related to one retail client relationship and a decrease in retail performance fees recognized in 2016. We recognized a $0.7 million reduction in base fees related to fulcrum fees during the three months ended September 30, 2016, compared to $0.3 million in performance fees recognized during the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 and September 30, 2015

Our total revenue decreased by $9.7 million, or 10.9%, to $79.3 million for the nine months ended September 30, 2016, from $88.9 million for the nine months ended September 30, 2015. This change was driven primarily by a decrease in our average AUM due to market depreciation. Average AUM decreased 5.4% to $26.1 billion from $27.6 billion for the nine months ended September 30, 2016 and 2015, respectively.  The decrease from the nine months ended September 30, 2015 also reflected a decrease in performance fees recognized. Performance fees decreased to $0.1 million from $3.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Our weighted average fees were 0.405% and 0.430% for the nine months ended September 30, 2016 and 2015, respectively.

Average assets in institutional accounts decreased $0.9 billion to $14.8 billion for the nine months ended September 30, 2016, from $15.7 billion for the nine months ended September 30, 2015, and had weighted average fees of 0.530% and 0.557% for the nine months ended September 30, 2016 and 2015, respectively.  The decrease in weighted average fees was primarily reflects the decrease in institutional performance fees recognized during 2016. We recognized $0.1 million in performance fees during the nine months ended September 30, 2016, compared to $2.9 million recognized during the nine months ended September 30, 2015.

Average assets in retail accounts decreased $0.6 billion to $11.3 billion for the nine months ended September 30, 2016, from $11.9 billion for the nine months ended September 30, 2015, and had weighted average fees of 0.243% and 0.261% for the nine months ended September 30, 2016 and 2015, respectively.  The decrease in retail weighted average fee rates primarily reflects the impact of the fulcrum fee relationships of certain accounts and a decrease in retail performance fees recognized in 2016. We recognized a $0.7 million reduction in base fees related to fulcrum fees during the nine months ended September 30, 2016, compared to $1.0 million in performance fees recognized during the nine months ended September 30, 2015.

Expenses

Our operating expenses are driven primarily by our compensation and benefits costs.  The table below describes the components of our operating expenses for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cash Compensation and Other Benefits	$10,002	$10,345	$31,017	$31,181
Other Non-Cash Compensation	1,765	1,300	4,947	4,334
Total Compensation and Benefits Expense	11,767	11,645	35,964	35,515
General and Administrative Expense	3,271	2,896	9,790	10,989
Total Operating Expenses	$15,038	$14,541	$45,754	$46,504

Three Months Ended September 30, 2016 and September 30, 2015

Total operating expenses increased by $0.5 million, or 3.4%, to $15.0 million for the three months ended September 30, 2016, from $14.5 million for the three months ended September 30, 2015.  This increase was attributable primarily to an increase in general and administrative costs.

Compensation and benefits expense increased by approximately $0.1 million, or 1.0%, to $11.8 million for the three months ended September 30, 2016, from $11.6 million for the three months ended September 30, 2015.

General and administrative expense increased by $0.4 million, or 12.9%, to $3.3 million for the three months ended September 30, 2016 from $2.9 million for the three months ended September 30, 2015. This increase primarily reflects an increase in expenses during 2016 associated with new business initiatives.

Nine Months Ended September 30, 2016 and September 30, 2015

Total operating expenses decreased by $0.8 million, or 1.6%, to $45.8 million for the nine months ended September 30, 2016, from $46.5 million for the nine months ended September 30, 2015.  This decrease was attributable to a a decrease in general and administrative costs, partially offset by an increase in our compensation and benefits expenses.

Compensation and benefits expense increased by approximately $0.4 million, or 1.3%, to $36.0 million for the nine months ended September 30, 2016, from $35.5 million for the nine months ended September 30, 2015.

General and administrative expense decreased by $1.2 million, or 10.9%, to $9.8 million for the nine months ended September 30, 2016 from $11.0 million for the nine months ended September 30, 2015. This decrease primarily reflects $1.8 million in non-recurring lease expenses associated with our former corporate headquarters in the first half of 2015 and certain non-recurring operational expenses, partially offset by an increase in expenses during 2016 associated with new business initiatives.

Other Income/ (Expense)

Three Months Ended September 30, 2016 and September 30, 2015

Other Income/ (Expense) was income of $0.4 million for the three months ended September 30, 2016, and consisted primarily of $1.5 million in gains and other investment income from investments and $0.1 million in dividend income, partially offset by $1.2 million in expense related to adjustments to our liability to our selling and converting shareholders. Other Income/ (Expense) was an expense of $5.0 million for the three months ended September 30, 2015, and consisted primarily of $4.4 million in losses and other investment income from investments and $0.7 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.2 million in dividend income.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Nine Months Ended September 30, 2016 and September 30, 2015

Other Income/ (Expense) was income of $0.1 million for the nine months ended September 30, 2016, and consisted primarily of $1.1 million in gains and other investment income from investments and $0.3 million in dividend income, partially offset by $1.4 million in expense related to adjustments to our liability to our selling and converting shareholders. Other Income/ (Expense) was an expense of $5.2 million for the nine months ended September 30, 2015, and consisted primarily of $3.9 million in losses and other investment income from investments, $1.6 million in expense related to adjustments to our liability to our selling and converting shareholders and $0.3 million in other expense, partially offset by $0.6 million in dividend income.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Income Tax Expense

For the three and nine months ended September 30, 2016 and 2015, components of our income tax expense are as follows :

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Unincorporated and Other Business Tax Expenses	$758	$613	$1,735	$1,676
Corporate Tax Expense:
Corporate Income Tax Expense	1,126	1,009	2,855	2,939
Change in Valuation Allowance	(1,413)	(874)	(1,652)	(2,213)
Total Corporate Tax (Benefit)/ Expense	(287)	135	1,203	726
Total Income Tax Expense	$471	$748	$2,938	$2,402

Our results for the three and nine months ended September 30, 2016 and 2015 included the effects of adjustments related to our tax receivable agreement and the associated liability as well as non-recurring lease expenses discussed in "Expenses" above.  Details of corporate tax expenses excluding these items and reconciliations between our GAAP and non-GAAP corporate tax items are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Corporate Tax (Benefit)/ Expense	$(287)	$135	$1,203	$726
Effects of One Time Adjustments	—	—	—	133
Less: Change in the Valuation Allowance Associated with the Tax Receivable Agreement	1,411	821	1,647	1,908
Non-GAAP Corporate Tax Expense	$1,124	$956	$2,850	$2,767

Our effective tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and adjustments related to non-recurring expenses recognized in operating expense in the third quarter of 2016, was 36.5% and 34.7% for the three months ended September 30, 2016 and 2015, respectively, and 36.7% and 34.1% for the nine months ended September 30, 2016 and 2015, respectively, and was determined as follows:

	For the Three Months Ended September 30,
	2016		2015
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$1,046	34.0%	$937	34.0%
State and Local Taxes, Net of Federal Benefit	90	2.9%	85	3.1%
Other Adjustments	(12)	(0.4)%	(66)	(2.4)%
Non-GAAP Effective Taxes	$1,124	36.5%	$956	34.7%

	For the Nine Months Ended September 30,
	2016		2015
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$2,643	34.0%	$2,761	34.0%
State and Local Taxes, Net of Federal Benefit	225	2.9%	256	3.2%
Other Adjustments	(18)	(0.2)%	(250)	(3.1)%
Non-GAAP Effective Taxes	$2,850	36.7%	$2,767	34.1%

A comparison of the GAAP effective tax rates for the three and nine months ended September 30, 2016 and 2015 is not meaningful due to the valuation allowance adjustments.

Three Months Ended September 30, 2016 and September 30, 2015

Income Tax Expense was $0.5 million for the three months ended September 30, 2016 and $0.7 million for the three months ended September 30, 2015.  Income Tax Expense for the three months ended September 30, 2016 and 2015 included $1.4 million and $0.9 million of benefits, respectively, associated with decreases to the valuation allowance recorded against our deferred tax asset. The remaining income tax expense for the three months ended September 30, 2016 consisted of $0.8 million in operating company unincorporated and other business taxes and $1.1 million of corporate income taxes. The remaining income tax expense for the three months ended September 30, 2015 consisted of $0.6 million in operating company unincorporated and other business taxes and $1.0 million of corporate income taxes.

Nine Months Ended September 30, 2016 and September 30, 2015

Income Tax Expense was $2.9 million for the nine months ended September 30, 2016 and $2.4 million for the nine months ended September 30, 2015.  Income Tax Expense for the nine months ended September 30, 2016 and 2015 included $1.7 million and $2.2 million of benefits, respectively, associated with decreases to the valuation allowance recorded against our deferred tax asset. The remaining income tax expense for the nine months ended September 30, 2016 consisted of $1.7 million in operating company unincorporated and other business taxes and $2.9 million of corporate income taxes. The remaining income tax expense for the nine months ended September 30, 2015 consisted of $1.7 million of operating company unincorporated and other business taxes and $2.9 million of corporate income taxes.

Net Income Attributable to Non-Controlling Interests

Three Months Ended September 30, 2016 and September 30, 2015

Net income attributable to non-controlling interests was $9.8 million for the three months ended September 30, 2016, and consisted of $9.5 million associated with our employees’ and outside investors’ approximately 75.6% weighted average interest in the income of the operating company and $0.2 million associated with the non-controlling interest in the income of our consolidated entities.  Net income attributable to non-controlling interests was $8.5 million for the three months ended September 30, 2015, and consisted of $11.1 million associated with our employees’ and outside investors’ approximately 77.9% weighted average interest in the income of the operating company, partially offset by approximately $2.6 million associated with the non-controlling interest in the losses of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the increase in net income for the three months ended September 30, 2016, partially offset by the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

Nine Months Ended September 30, 2016 and September 30, 2015

Net income attributable to non-controlling interests was $25.4 million for the nine months ended September 30, 2016, and consisted primarily of $25.3 million associated with our employees’ and outside investors’ approximately 76.5% weighted average interest in the income of the operating company.  Net income attributable to non-controlling interests was $29.4 million for the nine months ended September 30, 2015, and consisted of $31.7 million associated with our employees’ and outside investors’ approximately 79.5% weighted average interest in the income of the operating company, partially offset by approximately $2.3 million associated with the non-controlling interest in the losses of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the decrease in net income for the nine months ended September 30, 2016 and the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended September 30, 2016, our average AUM and revenues decreased by 1.1% and 12.3%, respectively, compared to our average AUM and revenues for the three months ended September 30, 2015. At September 30, 2016, cash and cash equivalents was $31.1 million, inclusive of $4.0 million in cash held by our consolidated subsidiaries.  Advisory fees receivable was $25.6 million. We also had approximately $10.6 million in investments set aside to satisfy our obligations under our deferred compensation programs.

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

Cash Flows

 Three Months Ended September 30, 2016 and September 30, 2015

Cash and cash equivalents increased $6.3 million to $31.1 million during the three months ended September 30, 2016 compared to a $9.2 million increase in cash and cash equivalents to $33.6 million during the three months ended September 30, 2015.  Net cash provided by operating activities decreased $6.5 million in the three months ended September 30, 2016 to $14.9 million from $21.4 million in the three months ended September 30, 2015.  The decrease was primarily due to a decrease in revenues and changes in operating assets and liabilities, and working capital.

Net cash provided by investing activities was $0.2 million for the three months ended September 30, 2016, an increase of $1.0 million compared to the three months ended September 30, 2015.  The increase was primarily due to a $0.6 million decrease in cash used in the purchases of property and equipment, a $0.2 million increase in payments from related parties, and a $0.1 million decrease in net purchases of investments during the three months ended September 30, 2016.

Net cash used in financing activities decreased $2.6 million for the three months ended September 30, 2016 to $8.8 million from $11.4 million for the three months ended September 30, 2015. The decrease is primarily due to a $2.3 million decrease in the repurchase and retirement of shares of Class A common stock and Class B units during the three months ended September 30, 2016.

Nine Months Ended September 30, 2016 and September 30, 2015

Cash and cash equivalents decreased $4.3 million to $31.1 million during the nine months ended September 30, 2016 compared to a $5.5 million decrease in cash and cash equivalents to $33.6 million during the nine months ended September 30, 2015.  Net cash provided by operating activities decreased $8.3 million in the nine months ended September 30, 2016 to $42.4 million from $50.7 million in the nine months ended September 30, 2015.  The decrease was primarily due to a decrease in revenues and net income and changes in operating assets and liabilities, and working capital.

Net cash provided by investing activities increased $6.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The increase was primarily due to a $6.1 million decrease in cash used in the purchases of property and equipment during the nine months ended September 30, 2016.

Net cash used in financing activities decreased $3.4 million for the nine months ended September 30, 2016 to $46.6 million from $49.9 million for the nine months ended September 30, 2015. The decrease reflects a $4.7 million decrease in the repurchase and retirement of shares of Class A common stock and Class B units during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, net cash used in financing activities also reflected $1.7 million of cash received for the exercise of options to purchase Class B units.

Contractual Obligations

The lease for our former corporate headquarters expired in October 2015.  We entered into an 11-year lease agreement in June 2014, the term of which commenced in October 2014.  Annual minimum rent during the term is approximately $2.0 million.  During the three months ended September 30, 2016, we terminated a five-year sublease agreement which commenced on May 1, 2015. We entered into a new four-year sublease agreement commencing on October 1, 2016, which is cancelable by either the Company or sublessee given appropriate notice after the thirty-first month following the commencement of the sublease agreement.  Sublease income will continue to decrease annual lease expense by approximately $0.4 million per year.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

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

We believe that the accounting estimate related to the $57.2 million valuation allowance, recorded against the deferred tax asset associated with our acquisition of operating company membership units, is a critical accounting estimate because the underlying assumptions can change from period to period.  For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance.  If we are not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made.

Tax benefits related to stock option windfall deductions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. We will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-in Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. During the each of the three and nine months ended September 30, 2016, we had less than $0.1 million in tax benefits associated with stock- and unit-based awards that we were not able to recognize. This amount is reflected as an unrecognized tax benefit and is not included in the balance of our deferred tax asset. Approximately $0.1 million and $0.3 million of such benefits occurred in the three and nine months ended September 30, 2015, respectively.

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

Our revenue for the three and nine months ended September 30, 2016 and 2015 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

The value of our AUM was $27.4 billion as of September 30, 2016. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our investment strategies, products, and client relationships, would cause an annualized increase or decrease in our revenues of approximately $11.3 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fees of 0.413%. There are differences in our fee rates across distribution channels, investment strategies and the size of client relationships. As such, a change in the composition of our AUM, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted average fee rates and thus different impact to revenues on the same 10% increase or decrease in the value of our AUM.

We are also subject to market risk due to a decline in the value of the our holdings and the holdings of our consolidated subsidiaries, which, as of September 30, 2016, consist primarily of marketable securities, investments in equity method investees, and securities sold short.  At September 30, 2016, the value of our assets subject to market risk was $20.1 million. At September 30, 2016, the value of our liabilities subject to market risk was $2.5 million. Assuming a 10% increase or decrease, the fair value of assets and liabilities would have increased or decreased by $2.0 million and $0.2 million, respectively, at September 30, 2016.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. Dollar. Movements in the rate of exchange between the U.S. Dollar and the underlying foreign currency affect the values of assets held in accounts that we manage, thereby affecting the amount of revenues we earn. The value of our AUM was $27.4 billion as of September 30, 2016 and approximately 31% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 36% of our assets under management were invested in securities denominated in currencies other than the U.S. Dollar. To the extent our assets under management are denominated in currencies other than the U.S. Dollar, the value of those assets under management will decrease with an increase in the value of the U.S. Dollar, or increase with a decrease in the value of the U.S. Dollar. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we do not hedge an investment portfolio’s exposure to a non-U.S. currency.

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming that 36% of our assets under management is invested in securities denominated in currencies other than the U.S. Dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. Dollar would decrease or increase the fair value of our assets under management by $1.0 billion, which would cause an annualized increase or decrease in revenues of approximately $4.1 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fees of 0.413%.

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

Interest Rate Risk

As of September 30, 2016, our $31.1 million in cash and cash equivalents was primarily held in demand deposit accounts. As such, interest rate changes would not have a material impact on the income we earn from these deposits. Since the Company does not have any debt that bears interest at a variable rate, it did not have any direct exposure to interest rate risk at September 30, 2016.

Item 4.   Controls and Procedures.

During the course of the review of our consolidated financial statements as of September 30, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three and nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances

During the three months ended September 30, 2016, in connection with employee equity purchases we issued an aggregate of 11,893 Class B units of our operating company and the corresponding number of shares of Class B common stock. Certain of these Class B units are Delayed Exchange Class B units, which have the right to receive dividend payments; but cannot be exchanged for shares of the Company's Class A common stock until seven years after the date of grant and do not carry rights associated with the tax receivable agreement.

During the three months ended September 30, 2016, the exercise by certain members of our operating company of 10,451 options to acquire Class B units of our operating company resulted in the issuance of 10,451 Class B units and the corresponding number of shares of Class B common stock for approximately $0.1 million in cash.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended September 30, 2016.

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2016 - July 31, 2016	67,499	$7.44	67,499	$8.7
August 1, 2016 - August 31, 2016	—	—	—	8.7
September 1, 2016 - September 30, 2016	—	—	—	8.7
Total	67,499	$7.44	67,499	$8.7

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
101
Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2016

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ JESSICA R. DORAN
	Name:	Jessica R. Doran
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)