Form 10-K
period 2016-12-31
Pzena Investment Management, Inc.
filed 2017-03-13
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2016, the last business day of its most recently completed second fiscal quarter, was approximately $120.2 million based on the closing sale price of $7.61 per share of Class A common stock of the registrant on such date on the New York Stock Exchange. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.
As of March 9, 2017, there were 17,365,024 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.
As of March 9, 2017, there were 51,164,689 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.
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
Overview
Pzena Investment Management, Inc. was formed in 2007 and is the sole managing member of Pzena Investment Management, LLC, which is our operating company. Founded in 1995, Pzena Investment Management, LLC is a value-oriented investment management company. We believe that we have established a positive, team-oriented culture that enables us to attract and retain highly qualified people. Since our inception, over twenty years ago, we have built a diverse, global client base of respected and sophisticated institutional investors, select third-party distributed mutual funds for which we act as sub-investment adviser, and funds for which we act as investment adviser.
Pzena Investment Management, LLC is comprised of Class A and Class B membership units, each of which have an identical economic interest in the operating company. As a holding company, we hold all the Class A membership units and recognize income generated from our economic interest in our operating company's net income. The Class B membership units of the operating company are held by employees and certain outside members. For each Class A membership unit held, we have issued one corresponding share of Class A common stock, par value $0.01 per share, which entitles the holder to one vote per share. For each Class B membership unit, we have issued one corresponding share of Class B common stock, par value $0.000001 per share, which entitles the holder to five votes per share without dividend rights, as described below in the graphic illustration. As of December 31, 2016, we owned approximately 25.6% of the economic interest in our operating company and our Class A shareholders hold approximately 6.4% of our voting interests.
Pzena Investment Management, Inc. also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.
The graphic below illustrates our holding company structure and ownership as of December 31, 2016.

(1)	As of December 31, 2016, the members of Pzena Investment Management, LLC, other than us, consisted of:

•
Our named executive officers and their estate planning vehicles, who collectively held, through direct and indirect interests, approximately 54.2% of the economic interests in Pzena Investment Management, LLC.

•
32 of our other employee members and their estate planning vehicles, who collectively held, through direct and indirect interests, approximately 4.2% of the economic interests in Pzena Investment Management, LLC.

•
Certain other members of our operating company, including one of our directors and his related entities, and former employees, who collectively held, through direct and indirect interests, approximately 16.0% of the economic interests in Pzena Investment Management, LLC.

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

(4)
As of December 31, 2016, we held 17,355,024 Class A units of Pzena Investment Management, LLC, which represented the right to receive 25.6% of the distributions made by Pzena Investment Management, LLC.

(5)
As of December 31, 2016, the principals collectively held 50,502,655 Class B units of Pzena Investment Management, LLC, which represented the right to receive 74.4% of the distributions made by Pzena Investment Management, LLC.

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

Our assets under management, or AUM, was $30.0 billion at December 31, 2016, and we managed money on behalf of institutions, acted as sub-investment adviser to a variety of SEC-registered mutual funds and non-U.S. funds as well as investment adviser to certain Pzena SEC-registered mutual funds and non-U.S. funds.

Our operating company is led by a committee, consisting of our Chief Executive Officer (CEO), Mr. Richard S. Pzena; each of our Presidents, Messrs. John P. Goetz and William L. Lipsey; our Executive Vice President, Mr. Michael D. Peterson; and our Chief Operating Officer (COO), Mr. Gary J. Bachman (the "Executive Committee").

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

•
Culture of Ownership.  We believe the key contributors to our success should have significant ownership of our business. Since our inception, we have communicated to all our employees that they have the opportunity to become members of our operating company. As of December 31, 2016, we had 38 employee members positioned within all of our functional areas. We believe this ownership model results in a shared sense of purpose with our clients and their advisers. We intend to continue fostering a culture of ownership through our equity incentive plans, which are designed to align our team’s interests with those of our stockholders and clients. We believe this culture of ownership contributes to our team orientation and connection with clients.

Our Business Strategy

The key to our success is continued long-term investment performance. In conjunction with this, we believe the following strategies will enable us to grow our business over time:

•	Unwavering Focus on Classic Value Investing. We view our unwavering focus on long-term classic value investment excellence to be the key driver of our business success.

•
Capitalize on Growth Opportunities Created By Our Global Strategies.  Among both institutional and retail investors industry-wide, over the past few years, there have been increasing levels of investments in portfolios including non-U.S. equities. As of December 31, 2016, the total AUM in our International (ex-U.S.) Value strategies, Global Value strategies, Emerging Markets Value strategy, European Value strategy, and other non-U.S. strategies was $14.4 billion, or 48.0% of our overall AUM. Our global capability provides opportunity for implementation of our strategies around the world.

•
Work with Our Strong Consultant Relationships.  We believe that we have built strong relationships with the leading investment consulting firms who advise potential institutional clients. Historically, new accounts sourced through consultant-led searches have been a large driver of our inflows and are expected to be a major component of our future inflows. We estimate that approximately 70% of all retirement plan assets are advised by investment consultants, with a relatively small number of these consultants representing a significant majority of these relationships. As a result of a consistent servicing effort over our history, we have built strong relationships with consulting firms that we believe are the most important. New accounts sourced through consultant-led searches have been a large driver of our historical growth and are expected to be a major component of our future growth. As of December 31, 2016, our largest consultant relationship represented approximately 10% of our AUM.

•
Expand Our Non-U.S. Client Base.  In recent years, we have increased our efforts to develop our non-U.S. client base. Through our strong relationships with global consultants, we have been able to accelerate the development of our relationships with their non-U.S. branches. Over time, we aim to achieve growth of this client base through these relationships and by directly calling on the world’s largest institutional investors. We have also sought to expand our non-U.S. base through our relationships with non-U.S. mutual funds and other investment fund advisers. During 2015, we expanded our physical presence to three continents with the launch of a business development and client service office in London, in addition to our headquarters in the United States and representative office in Melbourne. To date, our marketing efforts have resulted in client relationships in fifteen non-U.S. countries, including the United Kingdom, Luxembourg, Australia and Canada. As of December 31, 2016, we managed $8.9 billion on behalf of non-U.S. clients.

•
Provide Access To Our Strategies Through a Range of Investment Vehicles and Distribution Channels. Our clients access our investment strategies through a range of investment vehicles and distribution channels, including separately managed accounts, mutual funds that we sub-advise, and certain private placement vehicles and non-U.S. funds that we offer to institutional investors. During 2014 we launched three SEC-registered Pzena mutual funds for which we act as investment adviser in an effort to expand the access investors have to our strategies. During 2016 we launched a fourth SEC-registered Pzena mutual fund and continue to develop intermediary relationships to grow retail distribution channels. For more information concerning access to our strategies and our distribution approach, see “Our Client Relationships and Distribution Approach” below.

•
Employ Global Team to Serve Clients and Prospects.  Our business development and client service professionals are critical to our business, as noted below under "Business Development and Client Service Teams," and are generally focused geographically. In addition to our headquarters in the United States and representative office in Melbourne, we have four dedicated professionals located in our London office. During 2015 we demonstrated our commitment to the retail market with an expanded two person leadership team focusing on the growth of our distribution capabilities and intermediary business across channels. In 2016, we added three sales professionals to this intermediary distribution team.

Our Investment Team

We have built an investment team that is well-suited to implement our classic value investment strategy. The members of our investment team have a diverse set of backgrounds, including former corporate management, private equity, management consulting, accounting, and Wall Street professionals. Their diverse business backgrounds are instrumental in enabling us to make investments in companies where we would be comfortable owning the entire business for a three- to five-year period. We look beyond temporary earnings shortfalls that result in stock price declines, which may lead others to forego investment opportunities, if we believe the long-term fundamentals of a company remain attractive.

As of December 31, 2016, we had a 25-member investment team. Each member serves as a research analyst, and certain members of the team also have portfolio management responsibilities. There are generally three portfolio managers for each investment strategy. These three managers have joint decision-making responsibility, and each has “veto authority” over all decisions regarding the relevant portfolio. Research analysts have sector and company-level research responsibilities which span all of our investment strategies, including those with a non-U.S. focus. In order to facilitate the professional development of our team, and to keep a fresh perspective on the companies in our investment portfolios, our research analysts generally rotate industry coverage every three to four years.

We follow a collaborative, consensus-oriented approach to making investment decisions, such that all members of our investment team, irrespective of their seniority, can play a significant role in this decision making process. We hold weekly research review meetings attended by all portfolio managers and relevant research analysts, and that are open to other employees, at which we openly discuss and debate our findings regarding the normalized earnings power of potential portfolio companies. In addition, we hold daily morning meetings, attended by our portfolio managers, research analysts, portfolio implementation, and client service personnel, in order to review developments in our holdings and set a trading strategy for the day. These meetings are critical for sharing relevant developments and analysis of the companies in our portfolios. We believe that our collaborative culture is attractive to our investment professionals.

Our Investment Strategies

As of December 31, 2016, our approximately $30.0 billion in AUM was invested in a variety of value-oriented investment strategies, representing differing degrees of concentration, and capitalization segments of U.S. and non-U.S. markets. See "Item 7 — Management's Discussion and Analysis of Financial Condition & Results of Operations — Operating Results — Assets Under Management and Flows" for additional details about our strategies.

The following table identifies our current U.S. and non-U.S. investment strategies, and the allocation of our AUM among them, as of December 31, 2016, 2015, and 2014:

Strategy[1]	As of December 31,
	2016	2015	2014
U.S. Strategies	(in billions)
Large Cap Value	$9.4	$9.9	$11.9
Mid Cap Value	2.5	1.8	1.8
Value	2.0	1.6	1.8
Small Cap Value	1.6	1.1	1.3
Other U.S. Strategies	0.1	0.1	—
Global and Non-U.S. Strategies
International (ex-U.S.)Value	4.9	4.2	3.4
Global Value	4.6	4.2	5.6
Emerging Markets Value	2.6	1.8	1.1
European Value	2.1	1.1	0.7
Other Global and Non-U.S. Strategies	0.2	0.2	0.1
Total	$30.0	$26.0	$27.7
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

Our largest investment strategies as of December 31, 2016 are further described below. This strategy detail is representative of our Expanded and Focused value strategies, and variations thereof.

U.S. Strategies

Large Cap Value.  This strategy reflects a portfolio composed of approximately 30 to 80 stocks drawn generally from a universe of 500 of the largest U.S. listed companies, based on market capitalization.

Mid Cap Value. This strategy reflects a portfolio composed of approximately 30 to 80 stocks drawn generally from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.

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

Global and Non-U.S. Strategies

International (ex-U.S.) Value.  This strategy reflects a portfolio composed of approximately 30 to 80 stocks drawn generally from a universe of 1,500 of the largest companies across the world, excluding the United States, based on market capitalization.

Global Value.  This strategy reflects a portfolio composed of approximately 40 to 95 stocks drawn generally from a universe of 2,000 of the largest companies across the world, based on market capitalization.

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

Our Investment Performance

Since we are long-term fundamental investors, we believe that our investment strategies yield the most benefits and are best evaluated, over a long-term timeframe. For more information on our performance, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Results — Assets Under Management and Flows.”

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

Distribution Channels

We manage assets in two principal distribution channels. A summary of selected financial data attributable to our operations for each distribution channel is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following table provides information regarding the composition of our total assets under management by distribution channel:

	As of December 31,
Assets Under Management	2016	2015	2014
	(in billions)
Institutional Accounts	$16.9	$14.9	$15.6
Retail Accounts	13.1	11.1	12.1
Total	$30.0	$26.0	$27.7

Institutional Distribution Channel

Since our inception, we have directly offered institutional investment products to public and corporate pension funds, endowments, foundations, and certain commingled vehicles geared toward institutional investors. We continue to develop direct relationships with the largest institutional investors and consultants around the world.

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

We currently sub-advise five funds that are advised by The Vanguard Group. We manage a portion of each of the Vanguard Windsor Fund, Vanguard Selected Value Fund, Vanguard Emerging Markets Select Stock Fund and Vanguard Global Emerging Markets Fund, and are the sole sub-adviser of the Vanguard U.S. Fundamental Value Fund. As of December 31, 2016, these five funds represented $7.4 billion, or 24.8%, of our AUM. For the years ended December 31, 2016, 2015, and 2014, approximately 10.1%, 10.8%, and 9.4%, respectively, of our total revenue was generated from our sub-investment advisory agreements with The Vanguard Group.

We sub-advise a mutual fund that is advised by John Hancock Advisers, namely the John Hancock Classic Value Fund. As of December 31, 2016, this fund represented $1.7 billion, or 5.8%, of our AUM. For the years ended December 31, 2016, 2015, and 2014 approximately 4.8%, 5.9%, and 7.6%, respectively, of our total revenue was generated from our sub-investment advisory agreement with John Hancock Advisers.

Pzena Funds

U.S. investors that do not meet our minimum account size for a separate account, or who otherwise prefer to invest through a mutual fund, can invest in certain of our strategies through our Pzena mutual funds, which were launched during 2014 and are included in our retail distribution category. In 2016, we launched a fourth Pzena mutual fund. We act as the investment adviser to four Pzena mutual funds that offer no-load, open-end share classes designed to meet the needs of a range of investor types.

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

With respect to our retail accounts, as of December 31, 2016, we sub-advised fifteen SEC-registered mutual funds that each have an initial two-year term and are thereafter subject to annual renewal by each fund’s board of directors pursuant to the Investment Company Act of 1940, as amended (the “Investment Company Act”). Twelve of these fifteen sub-investment advisory agreements are beyond their initial two-year terms as of December 31, 2016. In addition, we sub-advise twenty-one non-U.S. funds. Under these agreements, we are generally paid a management fee according to a schedule, pursuant to which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed-rate management fees. Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of AUM, are lower than the advisory fees we earn on our institutional accounts.

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

Certain of our clients pay us performance fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a lower base fee, but allows for us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark. Some performance-based fee arrangements include high-water mark provisions, which generally provide that if a client account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees. Fulcrum fee arrangements related to one client relationship require a reduction in the base fee, or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark.

Competition

We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers, insurance companies, and other financial institutions.

In order to grow our business, we must be able to compete effectively to maintain existing AUM and attract additional AUM. Historically, we have competed for AUM principally on the basis of:

•	the performance of our investment strategies;

•	our clients’ perceptions of our drive, focus, and alignment of our interests with theirs;

•	the quality of the service we provide to our clients and the duration of our relationships with them;

•	our brand recognition and reputation within the investing community;

•	the range of strategies and investment vehicles we offer; and

•	the level of advisory fees we charge for our investment management services.

Our ability to continue to compete effectively will also depend upon our ability to attract highly qualified investment professionals and retain our existing employees.

Employees

At December 31, 2016, we had 100 full-time employees, including 25 investment professionals and 23 business development and client service professionals.

Regulatory Environment and Compliance

Our business is subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations. Under these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict, or prohibit an investment adviser from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. Our business is also subject to foreign regulation, as discussed below.

SEC Regulation

Our operating company, Pzena Investment Management, LLC, is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Investment Advisers Act of 1940, as amended, which we refer to as the Investment Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of Pzena Investment Management, LLC's business and its relationships with its clients. As an investment adviser, Pzena Investment Management, LLC owes fiduciary duties to its clients, which relate to conflicts of interest, client recommendations and other fundamental matters. Applicable requirements relate to, among other things, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, advertising, recordkeeping, reporting, and disclosure requirements.

The U.S. funds for which Pzena Investment Management, LLC acts as the sub-investment adviser and four of the U.S. funds for which Pzena Investment Management, LLC acts as investment adviser, are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their advisers. Moreover, the Investment Company Act requires that an investment adviser’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board after an initial two-year term.

Both the Investment Advisers Act and the Investment Company Act regulate the “assignment” of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration.

Pzena Financial Services, LLC, our SEC registered broker-dealer subsidiary, is subject to the SEC's Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer's assets be kept in relatively liquid form. At December 31, 2016, Pzena Financial Services, LLC had net capital of $253,633, which was $246,011 in excess of its net capital requirement of $7,622.

ERISA-Related Regulation

With respect to our benefit plan clients, Pzena Investment Management, LLC is a “fiduciary” under the Employment Retirement Act of 1974, or ERISA, and is therefore subject to ERISA, and to regulations promulgated thereunder. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients, and provide monetary penalties for violations of these prohibitions.

Foreign Regulation

Pzena Investment Management, LLC maintains a representative office in Melbourne, Australia, and maintains an exemption from the Australian Financial Services license requirement under the Corporations Act 2001 of the Commonwealth of Australia.

Pzena Investment Management, Ltd, our United Kingdom subsidiary, is an appointed representative of Mirabella Advisers LLP which is authorized and regulated by the Financial Conduct Authority ("FCA") in the United Kingdom.

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

John P. Goetz was appointed our President, and Co-Chief Investment Officer in June 2007, and became a member of our Board of Directors in May 2011. Mr. Goetz joined us in 1996 as Director of Research and has been Co-Chief Investment Officer since 2005. Previously, Mr. Goetz held a range of key positions at Amoco Corporation for over 14 years, most recently as the Global Business Manager for Amoco’s $1 billion polypropylene business, where he had bottom-line responsibility for operations and development worldwide. Prior positions at Amoco included strategic planning, joint venture investments and project financing in various oil and chemical businesses. Prior to joining Amoco, Mr. Goetz had been employed by The Northern Trust Company and Bank of America. He earned a B.A. summa cum laude in Mathematics and Economics from Wheaton College in 1979 and an M.B.A. from the Kellogg School at Northwestern University in 1982.

William L. Lipsey was appointed our President, and Head of Business Development and Client Service in June 2007, and became a member of our Board of Directors in May 2011. Before joining Pzena Investment Management in 1997, Mr. Lipsey was an Investment Advisory Consultant and a Senior Vice President at Oppenheimer & Company, Inc. Prior to joining Oppenheimer & Company, Inc., Mr. Lipsey’s career included positions at Morgan Stanley, Kidder Peabody and Hewitt Associates. At Morgan Stanley and Kidder Peabody, Mr. Lipsey managed assets for institutional and private clients. He earned a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1980 and an M.B.A. in Finance from the University of Chicago in 1986.

Michael D. Peterson was appointed Executive Vice President in February 2011. Prior to joining Pzena Investment Management in 1998, Mr. Peterson was an engagement manager at McKinsey & Company. At McKinsey & Company, he was a member of the Financial Institutions Group, as well as the Pricing Practice. Prior to joining McKinsey & Company, he was an Assistant Professor at the Indiana University School of Public and Environmental Affairs, where he taught operations research and operations management. He holds a PhD in Management (Operations Research) from the M.I.T. Sloan School of Management, where he was a National Science Foundation fellow from 1989 to 1992. Prior to that, he received an M.A. in Mathematics from the University of Cambridge in 1988 and an A.B. summa cum laude in Economics from Princeton University.

Jessica R. Doran was appointed to the position of Chief Financial Officer and Treasurer in July 2016. Ms. Doran has spent over ten years with Pzena working across various functions including operations, internal audit and most recently as the Manager of Financial Reporting. Ms. Doran received her B.A. in Economics and Management from Gettysburg College in 2003 and an M.S. in Accounting from Fordham Graduate School of Business in 2014. Ms. Doran is a Certified Public Accountant.

Gary J. Bachman was appointed to the position of Chief Operating Officer in July 2016. Mr. Bachman joined Pzena Investment Management in 2012 and served as Chief Financial Officer before his role as Chief Operating Officer.  Prior to joining Pzena Investment Management, Mr. Bachman served as Executive Director of the Investment Bank Finance Department at JP Morgan Chase, from 2008 to 2012. Prior to this, Mr. Bachman worked in the Strategic Transaction and

Accounting Policy and External Reporting groups at Lehman Brothers, from 2000 to 2008. Mr. Bachman received his B.S. in Accounting from Binghamton University in 1990 and an M.B.A. in Finance from Fordham University in 1998. Mr. Bachman is a Certified Public Accountant.

Available Information

We make available free of charge through our website, www.pzena.com, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as amendments to those reports, and other filings required under the Securities Act or the Exchange Act as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission ("SEC"). To retrieve these reports, and any amendments thereto, visit the Investor Relations section of our website. The SEC maintains a website at www.sec.gov. All of the materials we filed with the SEC may be accessed free of charge on the SEC's website through its EDGAR page. The SEC also has a Public Reference Room at 100 F Street, NE Washington, D.C., where our materials may be read and/or copied. Information about the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, and Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) are also available free of charge through our website under "Investor Relations — Corporate Governance."

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

•
Global market, economic, geo-political and other conditions: As a company that invests in both U.S. and non-U.S. markets, and with a global client base, our business is subject to changing conditions in the global financial markets, and may also be affected by domestic and international political, social and economic conditions, any of which could negatively impact our investment performance, growth strategy and AUM. See "Our global and non-U.S. strategies consist primarily of investments in the securities of issuers located outside of the United States, which may involve foreign currency exchange, political, social and economic uncertainties and risks" below.

•
Termination of significant relationships: Our clients can generally terminate our advisory agreements or reduce assets under management upon short notice and for any reason. Investors in the pooled funds that we manage may also redeem their investments in the funds at any time without prior notice. As of December 31, 2016, three client relationships represented 37% and 20% of our AUM and revenue, respectively, including one client relationship which represents approximately 25% and 10% of our AUM and revenue respectively. The termination of any of these relationships and outflow of money from our pooled funds could significantly reduce our revenue, and we may not be able to establish relationships with other clients in order to replace the lost revenue. There can also be no assurance that our agreements with respect to these relationships will remain in place going forward.

•
Defined benefit plans are declining: Defined benefit plans are declining as corporate plan sponsors are decreasing their liabilities and shifting employee enrollment to defined contribution plans.  We currently do not have significant exposure to the defined contribution market but continue to try to gain new assets in this market. Given the reduction in funding and shift to defined contribution plans there is no guarantee that we will be successful in increasing our penetration of the defined contribution market, which could limit our ability to grow our AUM.

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

•
Passive strategies, such as index and exchange-traded funds have grown substantially in relation to active strategies: During the past decade investors have exhibited a desire for passive investment products given their relative performance and lower fee structure compared to active strategies managed by investment managers such as ourselves. If this market preference continues, existing and prospective clients may choose to invest in passive investment products, our growth strategy may be impaired and our AUM may be negatively impacted.

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

A portion of our investment advisory revenue is also derived from performance fees. We generally earn performance fees under certain client agreements according to the performance relative to an agreed-upon benchmark. This fee structure results in a lower base fee but allows for us to earn higher fees if the investment strategy outperforms the benchmark. Some performance-based fee arrangements include high-water mark provisions, which generally provide that if a client account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve the performance target for a particular period, we may not earn a performance fee for that period and for accounts with a high-water mark provision, our ability to earn future performance fees may be impaired. During fiscal years 2016 and 2015, we earned $0.2 million and $4.5 million in performance fees, respectively. An increase in performance-based fee arrangements with clients could create greater fluctuations in our revenue and earnings.

In addition, certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee, or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. We recognized a $1.0 million reduction in base fees related to these fee arrangements for the year ended

December 31, 2016, which does not reflect the minimum base fees of accounts with fulcrum fee arrangements. For the year ended December 31, 2015, we did not recognize a reduction in base fees related to fulcrum fee arrangements. To the extent the three-year performance records of these accounts fluctuate relative to their relevant benchmarks, the amount of base fees recognized may vary.

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

Loss of key employees, and difficulties in attracting qualified investment professionals, could have a material adverse effect on our business.

The success of our business largely depends on the participation of Richard S. Pzena and the other members of our Executive Committee. Their professional reputations, expertise in investing, and relationships with our clients and within the investing community in the U.S. and abroad are critical to executing our business strategy and attracting and retaining clients. The retention of these individuals is crucial to our future success. There is no guarantee that they will not resign, join our competitors or form a competing company. The terms of the current operating agreement of our operating company restrict each of these individuals from competing with us or soliciting our clients or employees during the term of their employment with us and, in certain circumstances, for a certain period thereafter. The penalty for breach of these restrictive covenants may be the forfeiture of a number of Class B units held by the individual, and his permitted transferees, as of the earlier of the date of his breach or the termination of his employment. Although we may seek specific performance of these restrictive covenants, there can be no assurance that we would be successful in obtaining this relief. After this post-employment restrictive period, we may not be able to prohibit them from competing with us or soliciting our clients or employees. Furthermore, we do not carry any "key man" insurance that would provide us with proceeds in the event of the death or disability of any of the above mentioned employees.

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

Future growth of our business may place significant demands on our resources and employees and may increase our expenses, risks and regulatory oversight.

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

We offer investment management services in different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. In order to remain competitive, we must be proactive and prepared to deploy necessary resources when and where growth opportunities present themselves. If we lack the necessary resources and/or personnel, we may be unable to take full advantage of strategic opportunities when they appear and our strategic decisions may not be efficiently implemented. Meeting local requirements and complying with local industry standards may also place additional demands on sales and compliance personnel and resources that we may not be able to meet. Finding and hiring additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators could also change their policies or laws in a manner that might restrict or otherwise impede our ability to offer our investment products in their respective markets. Any of these requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenue and income from operating in such jurisdiction.

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

We actively consider the opportunistic expansion of our businesses, but we may not be successful in any such attempted expansion. Attempts to expand our businesses involve a number of risks, including entry into markets in which we may have limited or no experience, increasing the demands on our operational systems, the broadening of our geographic footprint, increasing the risks associated with conducting operations in non-U.S. jurisdictions and the diversion of management’s attention from our core businesses.

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

The SEC and its staff continue to engage in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. During the past few years, the SEC proposed, among other things, enhanced reporting by investment advisors, enhanced reporting on registered mutual funds and cyber security and new vendor concerns. While these proposals have yet to be finalized into new rules, any new rules, guidance or regulatory initiatives resulting from these efforts could expose us to additional compliance and reporting costs and may require us to change how we operate our business or manages funds.

The United Kingdom (U.K.) and other European jurisdictions in which we operate have implemented the Markets in Financial Instruments Directive (MiFID) rules into national legislation and have begun to implement MiFID II. MiFID II builds upon many initiatives introduced through MiFID which primarily focused on equity trading activity to migrate onto open and transparent markets. MiFID II, which will come into full effect in January 2018, will be implemented through a number of more detailed directives, regulations and standards to be made by the European Commission and by the European Securities Markets Authority (ESMA). It is expected that MiFID II will have significant and wide-ranging impacts on the European Union (EU) securities market, including (i) enhanced investor protection and governance standards, (ii) rules regarding the ability of portfolio management firms to receive and pay for investment research relating to all asset classes, (iii) an enhanced role for ESMA in supervising EU securities, (iv) new requirements regarding non-EU investment firms’ access to EU financial markets, as well as many other requirements for derivatives and trading activities. Each of these proposals, if adopted as stated may impose additional technological and compliance costs. We continue to monitor developments of these rules and the impact they may have on business activities.

In June 2016, the U.K. held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the EU. The referendum is non-binding, however if passed into law, negotiations would commence to determine future terms of the U.K.’s relationship with the EU, including the terms of trade between the U.K. and the EU. The effects of Brexit will depend on any agreements the U.K. makes to retain access to EU markets either during a transitional period or more permanently. The measure could lead to regulatory changes and uncertainty and result in additional legal and compliance costs. We are actively working to ensure our operations are structured effectively and efficiently to service U.K. and European clients.

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

Specific regulatory changes also may have a direct impact on the revenue of our business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, has been reexamined by different regulatory bodies and may in the future be limited or modified. Although a substantial portion of the research relied on by our business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. If the use of soft dollars were to be limited, we would have to bear additional costs.

The U.S. Department of Labor’s fiduciary rule could adversely affect our financial condition and results of operations.

In April 2016, the DOL issued its final rule expanding the “investment advice fiduciary” definition under the Employee Retirement Income Security Act of 1974 (ERISA) which should become generally applicable in April of 2017. The rule significantly expands the circumstances under which investment advisers are treated as fiduciaries to ERISA plans and individual retirement accounts and are therefore precluded from receiving compensation that varies with the investment choices made or from recommending proprietary investment products absent an exemption. If the rule is enacted as written, it will require many investment managers to revise a number of their distribution relationships, create compliance and operational challenges for distribution partners and may limit abilities to provide services and education to its clients. Although this rule may not directly impact our operations, our business sourced from distribution partners who could be subject to such rules may be adversely impacted and the assets from such sources may be difficult to maintain or grow as a result of the rule and its implementation.

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

Our global and non-U.S. strategies consist primarily of investments in the securities of issuers located outside of the United States, which may involve foreign currency exchange, political, social and economic uncertainties and risks.

Our global and non-U.S. strategies, which together represented $14.4 billion and $11.5 billion of our AUM as of December 31, 2016 and 2015, respectively, are primarily invested in securities of companies located outside the United States. Investments in non-U.S. issuers may be affected by political, social and economic uncertainty affecting a country or region in which we are invested. Many emerging financial markets are not as developed, or as efficient, as the U.S. financial market, and, as a result, liquidity may be reduced and price volatility may increase. The legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information in respect of such companies. These risks could adversely impact the performance of our strategies that are invested in securities of non-U.S. issuers. In addition, fluctuations in foreign currency exchange rates may affect investment return and AUM since we do not engage in currency hedging for these portfolios. Due to these factors, our AUM may fluctuate from one reporting period to another causing volatility in earnings.

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

Pursuant to a tax receivable agreement dated October 30, 2007, among us, the Selling Members, and all holders of Class B units after our IPO, we are required to pay the Selling Members, and certain holders of Class B units who elect to exchange their Class B units for shares of our Class A common stock, 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increases in amortizable tax basis due to the sale to us of their membership units. The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, may vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income, and the tax rates then applicable. Payments under the tax receivable agreement are expected to give rise to certain additional tax benefits attributable to further increases in basis. Any such benefits are covered by the tax receivable agreement and may increase the amounts due thereunder. We expect that, as a result of the size and increases in our share of the tax basis in the tangible and intangible assets of our operating company attributable to our interest therein, the payments that we may make to these members likely may be substantial.

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

During 2016, we established December 22, 2016 and May 12, 2016 as exchange dates. Certain employee members, non-employee members and permitted transferees, elected to exchange an aggregate of 2,426,740 of their Class B units for an equivalent number of shares of our Class A common stock, which are freely tradable. As of December 31, 2016, there remained 47,442,678 shares of our Class A common stock that have previously been registered in various registration statements filed with the SEC, which may be issued upon the exchange of Class B units as discussed above.

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

Our Class B stockholders collectively hold approximately 94% of the combined voting power of our common stock. These stockholders consist of our named executive officers and their estate planning vehicles, 32 of our other employees and their estate planning vehicles, Pzena Investment Management, LP, certain other members of our operating company, including one of our directors and his related entities, and former employees. Holders of shares of our Class B common stock have entered into a Class B Stockholders’ Agreement with respect to all shares of Class B common stock then held by them and any additional shares of Class B common stock they may acquire in the future. Pursuant to this agreement, they may vote these shares of Class B common stock together on all matters submitted to a vote of our common stockholders. To the extent that we cause our operating company to issue additional Class B units, which may be granted, subject to vesting, to our employees pursuant to the PIM LLC 2006 Equity Incentive Plan, these employees will be entitled to receive an equivalent number of shares of our Class B common stock, subject to the condition that they agree to enter into this Class B Stockholders’ Agreement. Each share of our Class B common stock entitles its holder to five votes per share for so long as the Class B stockholders collectively hold 20% of the total number of shares of our common stock outstanding. When a Class B unit is exchanged for a share of our Class A common stock, an unvested Class B unit is forfeited due to the employee holder’s failure to satisfy the conditions of the award agreement pursuant to which it was granted, or any Class B unit is forfeited as a result of a breach of any restrictive covenants contained in our operating company’s amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed by us.

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

As of the date of this Annual Report, our corporate headquarters and principal offices are located at 320 Park Avenue, 8th Floor, New York, New York 10022, where we occupy approximately 32,250 square feet out of approximately 37,000 square feet of space under a non-cancellable operating lease, the term of which expires on December 31, 2025. During the year ended December 31, 2016, the Company terminated its five-year sublease agreement which commenced on May 1, 2015. The Company entered into a new four-year sublease agreement commencing on October 1, 2016 that is cancelable by either the Company or sublessee given appropriate notice after the thirty-first month following the commencement of the sublease agreement.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we may be subject to various legal and administrative proceedings.

Currently, there are no material legal proceedings pending against us that we believe may have a material effect on our business, cash flow or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “PZN.” As of March 09, 2017, there were approximately 36 record holders of our Class A common stock and 38 record holders of our Class B common shares. These numbers do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.

The following table sets forth the quarterly high and low sales prices of our Class A common stock on the NYSE for the periods indicated and dividends declared during such periods.

	2016			2015
Quarter	High	Low	Dividends Declared Per Share	High	Low	Dividends Declared Per Share
Quarter Ended March 31	$8.50	$5.91	$0.32	$9.60	$7.78	$0.32
Quarter Ended June 30	$9.60	$7.16	$0.03	$11.22	$8.37	$0.03
Quarter Ended September 30	$8.50	$7.06	$0.03	$12.25	$7.66	$0.03
Quarter Ended December 31	$11.48	$7.11	$0.03	$9.81	$8.16	$0.03

Our Dividend Policy

Our Board of Directors has targeted a cash dividend payout ratio of approximately 70% to 80% of annual non-GAAP earnings per share, subject to growth initiatives and other funding needs. We use annual non-GAAP earnings measures, discussed in further detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Net Income” in Part II of this Annual Report, to assess the strength of the underlying operations of the business. Included in our annual results are certain tax related and non-recurring adjustments that we feel add a measure of non-operational complexity to our results as reported under GAAP and obscure the underlying performance of the business. Management therefore does not consider these adjustments when evaluating operating results or financial information in any given period, and instead uses non-GAAP measures of earnings, which exclude these items, to analyze our operations between periods, and over time, and to evaluate the financial condition and results of operations. Investors should consider the non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

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

Recent Issuances of Unregistered Securities

In 2016, in connection with new employee member grants, employee equity purchases and year-end compensation, we issued an aggregate of 93,375 Class B units of our operating company, and the related 93,375 shares of Class B common stock to employee members. Certain of these Class B units, referred to as Delayed Exchange Class B units, vest immediately upon the date of grant and have the right to receive dividend payments; however, they cannot be exchanged for shares of the Company's Class A common stock until seven years after the date of grant, and do not carry rights associated with the tax receivable agreement. See Note 3 to our consolidated financial statements beginning on page F-18 of this Annual Report for a more detailed description of the Delayed Exchange.

Further, in connection with the vesting of certain employee members' mandatory deferred compensation, in 2016 we issued 60,252 Class B units of the operating company and the related 60,252 shares of Class B common stock. Certain of these units were issued as Delayed Exchange Class B units.

The exercise of options to acquire an aggregate of 443,377 Class B units of our operating company by certain employee members, resulted in the issuance of 282,519 Class B units after the redemption of 160,858 Class B units for the cashless exercise of the options and $0.9 million in cash.

In 2016, a total of 418,669 Class B units were issued to various employee members in connection with the vesting of their Phantom Class B units granted in prior years.

The issuances were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock over the five-year period ending December 31, 2016, with the cumulative total return of the S&P 500® and the SNL Asset Manager Index*. The graph assumes the investment of $100 in our common stock, and in each of the two indices, on December 31, 2011 and the reinvestment of all dividends, if any.

	Period Ended
Index	2011	2012	2013	2014	2015	2016
Pzena Investment Management, Inc.	$100.00	$131.05	$295.50	$244.84	$231.76	$314.16
SNL Asset Manager Index*	$100.00	$128.30	$196.15	$206.93	$176.47	$180.37
S&P 500 Index	$100.00	$116.00	$153.56	$174.32	$176.71	$193.57

*	The SNL Asset Manager Index is comprised of the securities of 42 publicly traded asset management companies.

Issuer Purchases of Equity Securities

On April 24, 2012, our Board of Directors authorized us to repurchase an aggregate of $10.0 million of our outstanding Class A common stock in the open market and Class B units of the operating company in private transactions in accordance with applicable securities laws. On February 5, 2014, the Board of Directors authorized us to repurchase an additional $20.0 million of our outstanding Class A common stock and Class B units of the operating company. The timing, number, and value of common shares and units repurchased are subject to our discretion. Our share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, or for any reason. Shares repurchased under the repurchase program during the fourth quarter of 2016 are as follows:

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
October 1, 2016 through October 31, 2016	65,964	$7.58	65,964	$8.2
November 1, 2016 through November 30, 2016	—	—	—	8.2
December 1, 2016 through December 31, 2016	—	—	—	7.4
Total	65,964	$7.58	65,964	$7.4

(1)
The dollar amount in the column entitled "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs," reflects the remainder of the program and also reflects the repurchase of 64,286 of the operating company's Class B units during December 2016 for an average price of $11.11 per unit. Class B units are repurchased at fair value determined by reference to our Class A common stock on the date of the transaction since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical consolidated financial data of Pzena Investment Management, Inc. The selected consolidated statements of operations data for the years ended December 31, 2016, 2015, and 2014 and the selected consolidated statements of financial condition data as of December 31, 2016 and 2015, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements included in this Annual Report.

The selected consolidated statement of operations data for the years ended December 31, 2013 and 2012, and the selected consolidated statements of financial condition as of December 31, 2014, 2013 and 2012, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements not included in this report.

You should read the following selected historical consolidated financial data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the related notes included in this Annual Report.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share amounts)
Statements of Operations Data:
REVENUE
Management Fees	$108,129	$112,102	$108,675	$91,866	$75,980
Performance Fees	207	4,505	3,836	3,903	300
Total Revenue	108,336	116,607	112,511	95,769	76,280
EXPENSES
Cash Compensation and Benefits	41,397	35,431	32,396	31,374	28,690
Other Non-Cash Compensation	6,933	11,092	8,877	5,448	3,065
Total Compensation and Benefits Expense	48,330	46,523	41,273	36,822	31,755
General and Administrative Expenses	12,788	14,667	10,285	8,099	7,346
TOTAL OPERATING EXPENSES	61,118	61,190	51,558	44,921	39,101
Operating Income	47,218	55,417	60,953	50,848	37,179
Other Expense	(48,042)	(3,300)	(4,036)	(1,821)	(863)
INCOME BEFORE INCOME TAXES	(824)	52,117	56,917	49,027	36,316
Income Tax Provision	(54,475)	5,114	1,883	589	1,911
Consolidated Net Income	53,651	47,003	55,034	48,438	34,405
Less: Net Income Attributable to Non-Controlling Interests	37,472	39,324	46,934	41,768	30,565
NET INCOME Attributable to Pzena Investment Management, Inc.	$16,179	$7,679	$8,100	$6,670	$3,840
Per Share Data[1]:
Net Income for Basic Earnings per Share	$16,179	$7,679	$8,100	$6,670	$3,840
Basic Earnings per Share	$1.01	$0.55	$0.64	$0.56	$0.36
Basic Weighted Average Shares Outstanding	15,962,902	14,014,219	12,628,676	11,990,757	10,787,540

Net Income for Diluted Earnings per Share	$39,600	$33,809	$35,685	$30,317	$20,821
Diluted Earnings per Share	$0.58	$0.50	$0.53	$0.45	$0.32
Diluted Weighted Average Shares Outstanding	68,849,172	68,126,786	67,797,524	66,759,840	65,491,273

Cash Dividends Declared Per Share	$0.41	$0.41	$0.35	$0.25	$0.28

1
The operating company issues shares of Class A common stock and Class B units that have non-forfeitable dividend rights. Under the “two-class method,” these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Statements of Financial Condition Data:
Cash and Cash Equivalents	$43,522	$35,417	$39,109	$33,878	$32,645
TOTAL ASSETS	179,121	114,309	111,886	80,213	64,679
TOTAL LIABILITIES	97,787	28,847	26,853	21,664	16,713
Non-Controlling Interests	52,841	67,040	66,632	42,187	33,397
EQUITY	28,493	18,422	18,401	16,362	14,569

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. At December 31, 2016, our assets under management, or AUM, was approximately $30.0 billion. We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, certain private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”). As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income. As of December 31, 2016, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 25.6% and 74.4%, respectively, of the economic interests in the operations of our business.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Certain of our named executive officers and employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B units of our operating company. As of December 31, 2016, through direct and indirect interests, our six named executive officers; 32 other employee members; and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 54.2%, 4.2%, and 16.0% of the economic interests in our operating company, respectively.

Net Income

GAAP diluted net income and GAAP diluted earnings per share were $39.6 million and $0.58, respectively, for the year ended December 31, 2016, $33.8 million and $0.50, respectively, for the year ended December 31, 2015, and $35.7 million and $0.53, respectively, for the year ended December 31, 2014. Our GAAP results for the years ended December 31, 2016, 2015, and 2014 included adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent Class B unit conversions, as well as our tax receivable agreement and the associated liability to our selling and converting shareholders, in addition to adjustments related to certain non-recurring charges recognized in operating expenses during 2015 and 2014. We believe that these GAAP adjustments add a measure of non-operational complexity that partially obscures a clear understanding of the underlying performance of our business. Therefore, in evaluating our financial condition and results of operations, we also review certain non-GAAP measures of earnings, which exclude these items. Excluding these items, non-GAAP diluted net income and non-GAAP diluted earnings per share were $31.4 million and $0.46, respectively, for the year ended December 31, 2016, and $34.5 million and $$0.51, respectively, for both the years ended December 31, 2015 and 2014.

GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our GAAP and non-GAAP net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, the adjustments related to the non-recurring charges recognized in operating expenses, and other adjustments as noted above. Our effective tax rate, exclusive of these adjustments, was 36.8% for the year ended December 31, 2016 and approximately 37.1% and 41.3% for the years ended December 31, 2015 and 2014, respectively. See “Operating Results — Income Tax (Benefit)/ Expense” below.

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

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands, except share and per share amounts)
GAAP Net Income Attributable to Pzena Investment Management, Inc.	$16,179	$7,679	$8,100
Net Effect of Non-Recurring Lease Expenses	—	183	35
Net Effect of Tax Receivable Agreement	(8,221)	(424)	(1,392)
Non-GAAP Net Income Attributable to Pzena Investment Management, Inc.	$7,958	$7,438	$6,743

GAAP Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	$37,065	$41,562	$47,026
Effect of Non-Recurring Lease Expenses	—	1,475	313
Non-GAAP Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	37,065	43,037	47,339
Less: Assumed Corporate Income Taxes	13,644	15,980	19,570
Assumed After-Tax Income Attributable to Non-Controlling Interest of Pzena Investment Management, LLC	23,421	27,057	27,769
Non-GAAP Net Income of Pzena Investment Management, Inc.	7,958	7,438	6,743
Non-GAAP Diluted Net Income	$31,379	$34,495	$34,512
Non-GAAP Diluted Earnings Per Share Attributable to Pzena Investment Management, Inc. Common Stockholders:
Non-GAAP Net Income for Diluted Earnings per Share	$31,379	$34,495	$34,512
Non-GAAP Diluted Earnings Per Share	$0.46	$0.51	$0.51
Non-GAAP Diluted Weighted-Average Shares Outstanding	68,849,172	68,126,786	67,797,524

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

Certain of our clients pay us performance fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a lower base fee, but allows for us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark. Some performance-based fee arrangements include high-water mark provisions, which generally provide that if a client account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees. Fulcrum fee arrangements related to one client relationship require a reduction in the base fee, or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark.

Our advisory fees may fluctuate based on a number of factors, including the following:

•	changes in AUM due to appreciation or depreciation of our investment portfolios, and the levels of the contribution and withdrawal of assets by new and existing clients;

•	distribution of AUM among our investment strategies, which have differing fee schedules;

•	distribution of AUM between institutional accounts and retail accounts, for which we generally earn lower overall advisory fees; and

•	the level of our performance with respect to accounts on which we are paid performance fees or have fulcrum fee arrangements.

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

Other Income/ (Expense)

Other income/ (expense) is derived primarily from investment income or loss arising from our consolidated subsidiaries and interest income generated on our cash balances. Other income/ (expense) is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was executed in connection with our reorganization and initial public offering on October 30, 2007. As discussed further below under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our acquisitions of our operating company’s units from our selling and converting shareholders. We expect the interest and investment components of other income/ (expense), in the aggregate, to fluctuate based on market conditions and the performance of our consolidated subsidiaries and other investments.

Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees' and outside investors' direct and indirect interests in our operating company (as noted in "Item 1 — Business — Overview"), we have reflected their membership interests as a non-controlling interest in our consolidated financial statements. As of December 31, 2016, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 25.6% and 74.4%, respectively, of the economic interests in the operations of our business. In addition, our operating company consolidates the results of operations of the private investment partnerships and Pzena-branded mutual funds over which we exercise a controlling influence. Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

Operating Results

Assets Under Management and Flows

As of December 31, 2016, our approximately $30.0 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets. The performance of our largest investment strategies as of December 31, 2016 is further described below. We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings. While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of December 31, 2016, 2015 and 2014:

	AUM at December 31,
Strategy[1]	2016	2015	2014
	(in billions)
U.S. Value Strategies
Large Cap Value	$9.4	$9.9	$11.9
Mid Cap Value	2.5	1.8	1.8
Value	2.0	1.6	1.8
Small Cap Value	1.6	1.1	1.3
Other U.S. Strategies	0.1	0.1	—
Total U.S. Value Strategies	15.6	14.5	16.8

Global and Non-U.S. Value Strategies
International (ex-U.S.) Value	4.9	4.2	3.4
Global Value	4.6	4.2	5.6
Emerging Markets Value	2.6	1.8	1.1
European Value	2.1	1.1	0.7
Other Global and Non-U.S. Strategies	0.2	0.2	0.1
Total Global and Non-U.S. Value Strategies	14.4	11.5	10.9
Total	$30.0	$26.0	$27.7

1 Inclusive of our Expanded Value, Focused Value and variations thereof.

	AUM at December 31,
Account Domicile	2016	2015	2014
	(in billions)
U.S.	$21.1	$19.1	$19.5
Non-U.S.	8.9	6.9	8.2
Total	$30.0	$26.0	$27.7

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to December 31, 2016, and in the five-year, three-year, and one-year periods ended December 31, 2016, relative to the performance of the market index which is often used by our clients to compare the performance of the relevant investment strategy.

	Period Ended December 31, 2016[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Expanded Value (July 2012)
Annualized Gross Returns	16.4%	N/A	8.9%	20.8%
Annualized Net Returns	16.2%	N/A	8.7%	20.6%
Russell 1000® Value Index	14.4%	N/A	8.6%	17.3%
International (ex-U.S.) Expanded Value (November 2008)
Annualized Gross Returns	10.5%	9.8%	(1.0)%	6.0%
Annualized Net Returns	10.2%	9.5%	(1.3)%	5.7%
MSCI EAFE® Index – Net/U.S.$[2]	6.8%	6.5%	(1.6)%	1.0%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.4%	16.2%	8.9%	23.3%
Annualized Net Returns	7.0%	15.8%	8.5%	22.8%
Russell 1000® Value Index	6.7%	14.8%	8.6%	17.3%
Global Focused Value (January 2004)
Annualized Gross Returns	5.3%	12.7%	2.2%	12.8%
Annualized Net Returns	4.5%	12.1%	1.5%	12.1%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	6.2%	9.4%	3.1%	7.9%
European Focused Value (August 2008)
Annualized Gross Returns	4.6%	10.7%	(2.7)%	7.0%
Annualized Net Returns	4.2%	10.3%	(3.1)%	6.6%
MSCI® Europe Index – Net/U.S.$[2]	0.8%	6.3%	(3.2)%	(0.4)%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	1.3%	5.0%	(2.2)%	23.0%
Annualized Net Returns	0.5%	4.3%	(2.9)%	22.1%
MSCI® Emerging Markets Index – Net/U.S.$[2]	(1.7)%	1.3%	(2.6)%	11.2%
Global Expanded Value (January 2010)
Annualized Gross Returns	8.5%	12.2%	3.0%	11.4%
Annualized Net Returns	8.1%	11.9%	2.6%	11.0%
MSCI® World Index – Net/U.S.$[2]	8.2%	10.4%	3.8%	7.5%
Mid Cap Expanded Value (April 2014)
Annualized Gross Returns	10.2%	N/A	N/A	26.8%
Annualized Net Returns	10.0%	N/A	N/A	26.5%
Russell Mid Cap® Value Index	8.3%	N/A	N/A	20.0%
Focused Value (January 1996)
Annualized Gross Returns	11.1%	17.1%	9.5%	24.7%

Annualized Net Returns	10.3%	16.4%	8.8%	24.1%
Russell 1000® Value Index	8.9%	14.8%	8.6%	17.3%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	14.6%	20.2%	13.4%	31.7%
Annualized Net Returns	13.4%	19.0%	12.2%	30.3%
Russell 2000® Value Index	10.2%	15.1%	8.3%	31.7%
International (ex-US) Focused Value (January 2004)
Annualized Gross Returns	6.0%	10.5%	(1.1)%	8.5%
Annualized Net Returns	5.2%	9.7%	(1.6)%	7.9%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	5.3%	5.0%	(1.8)%	4.5%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	13.3%	18.4%	11.0%	27.7%
Annualized Net Returns	12.6%	17.6%	10.4%	27.0%
Russell Mid Cap® Value Index	10.6%	15.7%	9.5%	20.0%

1	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

2	Net of applicable withholding taxes and presented in U.S.$.

Large Cap Expanded Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn generally from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At December 31, 2016, the Large Cap Expanded Value strategy generated a one-year annualized gross return of 20.8%, outperforming its benchmark. The outperformance was broad based and primarily driven by our stock selection and underexposure in the healthcare sector and our stock selection and overexposure in the technology and energy sectors.

International (ex-U.S.) Expanded Value.  This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn generally from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At December 31, 2016, the International (ex-U.S.) Expanded Value strategy generated a one-year annualized gross return of 6.0%, outperforming its benchmark. This outperformance was driven by our overweight position in the energy sector, underweight position in the health care sector, stock selection in the information technology sector, and certain Korean stocks.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn generally from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At December 31, 2016, the Large Cap Focused Value strategy generated a one-year annualized gross return of 23.3%, outperforming its benchmark. The outperformance was primarily driven by our stock selection and overexposure in the energy, financial services and technology sectors, and our underexposure to the health care sector.  This outperformance was partially offset by our overexposure to the consumer discretionary sector.

Global Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn generally from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At December 31, 2016, the Global Focused Value strategy generated a one-year annualized gross return of 12.8%, outperforming its benchmark. This outperformance primarily driven by our stock selection in the information technology sector and underweight position in the health care sector, partially offset by our stock selection in the telecommunications sector.

European Focused Value. This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn generally from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At December 31, 2016, the European Focused Value strategy generated a one-year annualized gross return of 7.0%, outperforming its benchmark. This outperformance was driven primarily by our stock selection in the information technology and consumer staples sectors, overweight position in the energy sector, underweight position in the health care sector, and certain stocks in Germany. This outperformance was partially offset by our stock selection in the industrials sector.

Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn generally from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At December 31, 2016, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of 23.0%, outperforming its benchmark. The main contributors to this outperformance include our stock selection in the materials, energy, industrials, and telecommunications sectors, and certain Korean stocks. This outperformance was partially offset by our stock selection in the consumer discretionary sector.

Global Expanded Value.  This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn generally from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At December 31, 2016, the Global Expanded Value strategy generated a one-year annualized gross return of 11.4%, outperforming its benchmark. This outperformance was primarily driven by our stock selection in the information technology sector and certain positions in the health care sector.

Mid Cap Expanded Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn generally from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in April 2014. At December 31, 2016, the Mid Cap Expanded Value strategy generated a one-year annualized gross return of 26.8%, outperforming its benchmark. This outperformance was primarily driven by our stock selection and overexposure in the financial services sector, our underexposure in the health care sector, and our over exposure in the technology sector.  This outperformance was partially offset by our lack of exposure in the materials sector.

Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn generally from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At December 31, 2016, the Focused Value strategy generated a one-year annualized gross return of 24.7%, outperforming its benchmark. The outperformance was driven primarily by our stock selection in the energy and producer durables sectors.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn generally from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At December 31, 2016, the Small Cap Focused Value strategy generated a one-year annualized gross return of 31.7%, in-line with its benchmark. Although no individual factors had a significant influence on our performance, the largest positive contributor was our underexposure to consumer discretionary stocks which had a relatively weak year, offset by our 2% position in cash in a year when the benchmark was up over 30%.

International (ex-U.S.) Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn generally from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004. At December 31, 2016, the International (ex-U.S.) Focused Value strategy generated a one-year annualized gross return of 8.5%, outperforming its benchmark. This outperformance was driven by our stock selection in the information technology and consumer staples sectors, overweight position in the energy sector, and underweight position health care sector, partially offset by certain stocks in the financial services sector.

Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn generally from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At December 31, 2016, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 27.7%, outperforming its benchmark. Our stock selection, particularly in the financial services sector, was the largest contributor to this outperformance.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional accounts and our retail accounts for the years ended December 31, 2016, 2015, and 2014 is described below. Inflows are composed of the investment of new or additional assets by new or existing clients. Outflows consist of redemptions of assets by existing clients.

	For the Years Ended December 31,
Assets Under Management	2016	2015	2014
	(in billions)
Institutional Accounts
Assets
Beginning of Period	$14.9	$15.6	$15.4
Inflows	2.5	3.2	2.8
Outflows	(2.7)	(3.0)	(3.0)
Net Flows	(0.2)	0.2	(0.2)
Market Appreciation/(Depreciation)	2.2	(0.9)	0.4
End of Period	$16.9	$14.9	$15.6
Retail Accounts
Assets
Beginning of Period Assets	$11.1	$12.1	$9.6
Inflows	2.1	1.2	3.3
Outflows	(2.4)	(1.7)	(1.7)
Net Flows	(0.3)	(0.5)	1.6
Market Appreciation/(Depreciation)	2.3	(0.5)	0.9
End of Period	$13.1	$11.1	$12.1
Total
Assets
Beginning of Period	$26.0	$27.7	$25.0
Inflows	4.6	4.4	6.1
Outflows	(5.1)	(4.7)	(4.7)
Net Flows	(0.5)	(0.3)	1.4
Market Appreciation/(Depreciation)	4.5	(1.4)	1.3
End of Period	$30.0	$26.0	$27.7

During the year ended December 31, 2016, our AUM increased $4.0 billion, or 15.4%, from $26.0 billion at December 31, 2015. This increase is primarily due to market appreciation during the year ended December 31, 2016.

At December 31, 2016, we managed $16.9 billion in institutional accounts and $13.1 billion in retail accounts, for a total of $30.0 billion in assets. For the year ended December 31, 2016, we experienced total gross inflows of $4.6 billion and $4.5 billion in market appreciation, which were partially offset by total gross outflows of $5.1 billion. Assets in institutional accounts increased by $2.0 billion, or 13.4%, from $14.9 billion at December 31, 2015, due to $2.5 billion in gross inflows and $2.2 billion in market appreciation, partially offset by $2.7 billion in gross outflows. Assets in retail accounts increased by $2.0 billion, or 18.0%, from $11.1 billion at December 31, 2015 as a result of $2.3 billion in market appreciation and $2.1 billion in gross inflows, partially offset by $2.4 billion in gross outflows.

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

At December 31, 2014, we managed $15.6 billion in institutional accounts and $12.1 billion in retail accounts, for a total of $27.7 billion in assets. For the year ended December 31, 2014, we experienced total gross inflows of $6.1 billion and market appreciation of $1.3 billion, which were partially offset by gross outflows of $4.7 billion. Assets in institutional accounts increased by $0.2 billion, or 1.3%, from $15.4 billion at December 31, 2013 due to $2.8 billion in gross inflows and $0.4 billion in market appreciation, partially offset by $3.0 billion in gross outflows. Assets in retail accounts increased by $2.5 billion, or 26.0%, from $9.6 billion at December 31, 2013, as a result of $3.3 billion in gross inflows and $0.9 billion in market appreciation, partially offset by $1.7 billion in gross outflows.

Revenue

Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three years ended December 31, 2016 is described below:

	For the Years Ended December 31,
Revenue	2016	2015	2014
	(in thousands)
Institutional Accounts	$80,149	$85,964	$82,805
Retail Accounts	28,187	30,643	29,706
Total	$108,336	$116,607	$112,511

Year Ended December 31, 2016 versus December 31, 2015

Our total revenue decreased $8.3 million, or 7.1%, to $108.3 million for the year ended December 31, 2016 from $116.6 million for the year ended December 31, 2015. This change was driven by a decrease in performance fees recognized during 2016, a decrease in average assets, as well as a reduction in base fees associated with fulcrum fee arrangements. We recognized $0.2 million in performance fees during 2016 as compared to $4.5 million in performance fees recognized in 2015. Average AUM decreased 2.6% to $26.7 billion as of December 31, 2016 from $27.4 billion as of December 31, 2015.

Our weighted average fee rates were 0.406% and 0.426% for the years ended December 31, 2016 and 2015, respectively. Average assets in institutional accounts decreased 3.8% to $15.1 billion for the year ended December 31, 2016, from $15.7 billion for the year ended December 31, 2015, and had weighted average fees of 0.530% and 0.549% for the years ended December 31, 2016 and 2015, respectively. Weighted-average fee rates decreased primarily due to a decrease in institutional performance fees recognized. Average assets in retail accounts was $11.6 billion for the year ended December 31, 2016, in-line with $11.7 billion for the year ended December 31, 2015, and had weighted average fees of 0.243% and 0.261% for the years ended December 31, 2016 and 2015, respectively. The decrease in weighted average fees in retail accounts was due primarily to a decrease in retail performance fees recognized in 2016 and the reduction of base fees related to the fulcrum fee arrangements of certain accounts related to one client relationship.

Year Ended December 31, 2015 versus December 31, 2014

Our total revenue increased $4.1 million, or 3.6%, to $116.6 million for the year ended December 31, 2015, from $112.5 million for the year ended December 31, 2014. This change was driven primarily by an increase in average assets. For the years ended December 31, 2015 and 2014, average assets were $27.4 billion and $26.2 billion, respectively. The increase in average assets was driven by net inflows and market appreciation during late 2014 and into 2015.

Our weighted average fee rates were 0.426% and 0.430% for the years ended December 31, 2015 and 2014, respectively. Average assets in institutional accounts increased $0.8 billion, or 5.4%, to $15.7 billion for the year ended December 31, 2015, from $14.9 billion for the year ended December 31, 2014, and had weighted average fees of 0.549% and 0.555% for the years ended December 31, 2015 and 2014, respectively. Weighted-average fee rates decreased primarily due to a higher mix of assets in our expanded products and larger relationships, which generally carry lower fee rates. Average assets in retail accounts increased $0.4 billion, or 3.5%, to $11.7 billion for the year ended December 31, 2015, from $11.3 billion for the year ended December 31, 2014, and had weighted average fees of 0.261% and 0.264% for the years ended December 31, 2015 and 2014, respectively. The decrease in weighted average fees in retail accounts was due primarily to the addition of assets in our expanded value strategies which generally carry lower fee rates, partially offset by an increase in retail performance fees recognized during 2015.

Expenses

Our operating expense is driven primarily by our compensation costs. The table below describes the components of our operating expense for the years ended December 31, 2016, 2015, and 2014.

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash Compensation and Other Benefits	$41,397	$35,431	$32,396
Other Non-Cash Compensation	6,933	11,092	8,877
Total Compensation and Benefits Expense	48,330	46,523	41,273
General and Administrative Expense	12,788	14,667	10,285
Total Operating Expenses	$61,118	$61,190	$51,558

Year Ended December 31, 2016 versus December 31, 2015

Total operating expenses decreased by $0.1 million, or 0.1%, to $61.1 million for the year ended December 31, 2016, from $61.2 million for the year ended December 31, 2015.

Compensation and benefits expense increased by $1.8 million, or 3.9%, to $48.3 million for the year ended December 31, 2016, from $46.5 million for the year ended December 31, 2015. This increase reflects an increase in compensation and headcount, as well as an increase in obligations under our deferred compensation plan driven by an increase in the performance of the strategies in which employees elected to invest deferred compensation. We would expect non-cash compensation expense in subsequent years to depend on the size and composition of awards granted under our equity incentive plans. The fluctuation between cash and non-cash compensation expense from December 31, 2015 to December 31, 2016 reflects $4.5 million of cash compensation paid in the form Delayed Exchange Class B units and Class B units which were issued and vested immediately on January 1, 2017. For the year ended December 31, 2015 such elections were issued and vested immediately in December 2015 and were reflected in non-cash compensation expenses.

General and administrative expense decreased by $1.9 million, or 12.8%, to $12.8 million for the year ended December 31, 2016, from $14.7 million for the year ended December 31, 2015. This decrease primarily reflects $1.8 million in non-recurring losses and lease expenses associated with the exit from our former corporate headquarters in the first half of 2015 and certain other operational expenses that did not recur during 2016, partially offset by an increase in expenses during 2016 associated with new business initiatives.

Year Ended December 31, 2015 versus December 31, 2014

Total operating expense increased by $9.6 million, or 18.7%, to $61.2 million for the year ended December 31, 2015, from $51.6 million for the year ended December 31, 2014.

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

Other Expense

Year Ended December 31, 2016 versus December 31, 2015

Other expense was $48.0 million for the year ended December 31, 2016, and consisted primarily of $51.4 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $3.0 million in gains and other investment income and $0.4 million in interest and dividend income. Other expense was $3.3 million for the year ended December 31, 2015, and consisted primarily of $3.3 million in losses and other investment income and $0.4 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.8 million in interest and dividend income. As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders. The increase in the liability to our selling and converting shareholders resulted from the release of the valuation allowance recorded against the deferred tax assets described in income tax (benefit)/ expense below. The $6.4 million year-over-year change in gains and other investment income was due to performance of our direct investments, the majority of which are held to satisfy obligations under its deferred compensation plan, as well as gains recognized by external investors on their investments in our consolidated subsidiaries.

Year Ended December 31, 2015 versus December 31, 2014

Other expense was $3.3 million for the year ended December 31, 2015, and consisted primarily of $3.3 million in losses and other investment income and $0.4 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.8 million in interest and dividend income. Other expense was $4.0 million for the year ended December 31, 2014, and consisted primarily of $4.2 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.4 million in interest and dividend income. As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders. The $3.3 million year-over-year change in net realized and unrealized gains was due to performance of our direct investments, the majority of which are held to satisfy obligations under its deferred compensation plan, as well as gains recognized by external investors on their investments in our consolidated subsidiaries.

Income Tax (Benefit)/ Expense

For the years ended December 31, 2016, 2015, and 2014, components of income tax (benefit)/ expense are as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Unincorporated and Other Business Tax Expenses	$1,588	$2,228	$2,953
Corporate Tax (Benefit)/ Expense:
Corporate Income Tax Expense	3,935	4,160	4,209
Change in the Valuation Allowance	(61,942)	(1,274)	(6,174)
Net Adjustment to Deferred Tax Asset	1,944	—	895
Total Corporate Tax (Benefit)/ Expense	(56,063)	2,886	(1,070)
Total Income Tax (Benefit)/ Expense	$(54,475)	$5,114	$1,883

Our results for the years ended December 31, 2016, 2015, and 2014 included the effects of adjustments related to our tax receivable agreement and the associated liability as well as non-recurring lease expenses discussed in “Expenses,” above. Details of corporate tax expenses excluding these items and reconciliations between our GAAP and non-GAAP corporate tax items are as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Corporate Tax (Benefit)/ Expense	$(56,063)	$2,886	$(1,070)
Less: Effects of One Time Adjustments	—	132	31
Less: Change in the Valuation Allowance Associated with the Tax Receivable Agreement	61,607	847	6,005
Less: Net Adjustment to Deferred Tax Assets Associated with the Tax Receivable Agreement	(1,944)	—	(445)
Non-GAAP Corporate Income Tax Expense	$3,600	$3,865	$4,521

Our effective tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and adjustments related to non-recurring expenses recognized in operating expense in the fourth quarter of 2016, was 31.1%, 34.2%, and 40.1% for the years ended December 31, 2016, 2015, and 2014, respectively, and was determined as follows:

	For the Years Ended December 31,
	2016		2015		2014
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)		(in thousands)
Federal Corporate Tax	$3,930	34.0%	$3,843	34.0%	$3,830	34.0%
State and Local Taxes, Net of Federal Benefit	325	2.8%	350	3.1%	827	7.3%
Prior Period and Other Adjustments	(655)	(5.7)%	(328)	(2.9)%	(136)	(1.2)%
Non-GAAP Effective Taxes	$3,600	31.1%	$3,865	34.2%	$4,521	40.1%

A comparison of the GAAP effective tax rates for the years ended December 31, 2016, 2015, and 2014 is not meaningful due to the valuation allowance adjustments.

Year Ended December 31, 2016 versus December 31, 2015

Income tax (benefit)/ expense was a benefit of $54.5 million for the year ended December 31, 2016, compared to $5.1 million in income tax expense for the year ended December 31, 2015. The 2016 and 2015 income tax (benefit)/ expense included $61.9 million and $1.3 million, respectively, of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset. The increase in the benefit associated with the change in the valuation allowance reflects the release of the valuation allowance during 2016 resulting from increased levels of assets under management and the associated future taxable income used to analyze the realizability of the deferred tax asset. As of December 31, 2016, the Company concluded it is more-likely-than-not that it will generate sufficient taxable income in the future to realize its deferred tax asset. The 2016 income tax benefit also reflects a $1.9 million adjustment associated with the net impact of the changes in the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with the changes in expected future tax benefits. Exclusive of these adjustments, the remaining income tax (benefit)/ expense for the year ended December 31, 2016 consisted of $1.6 million in operating company unincorporated and other business tax expenses and $3.9 million of corporate income tax expenses. On a similar basis, the remaining income tax expense for the year ended December 31, 2015 consisted of $2.2 million of operating company unincorporated business tax expenses and $4.2 million of corporate income tax expenses, partially offset by a $1.2 million decrease in the valuation allowance. The decrease in operating company unincorporated and other business tax expenses reflects a $0.7 million benefit associated with the reversal of uncertain tax position liabilities and interest due to the settlement of prior year audits.

Year Ended December 31, 2015 versus December 31, 2014

Income tax expense increased $3.2 million, from $1.9 million for the year ended December 31, 2014, to $5.1 million for the year ended December 31, 2015. The 2015 and 2014 income tax expense included $1.3 million and $6.2 million, respectively, of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset. The 2014 income tax expense also reflects a $0.9 million adjustment associated with the net impact of the change in the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with the change in the effective tax rate and the prior year's final tax return. Exclusive of these adjustments, the remaining income tax expense for the year ended December 31, 2015 consisted of $2.2 million in operating company unincorporated business taxes, and $4.2 million of corporate income taxes. On a similar basis, the remaining income tax expense for the year ended December 31, 2014 consisted of $3.0 million of operating company unincorporated business taxes and $4.2 million of corporate income taxes partially offset by a $0.2 million decrease in valuation allowance. The decrease in operating company unincorporated and other business taxes reflects the full-year impact of tax sourcing and the move of New York City unincorporated business tax toward a one-factor, receipts only sourcing calculation.

Net Income Attributable to Non-Controlling Interests

Year Ended December 31, 2016 versus December 31, 2015

Net income attributable to non-controlling interests was $37.5 million for the year ended December 31, 2016, and consisted of $37.1 million associated with our employees' and outside investors' approximately 76.3% weighted-average interest in the income of the operating company, and approximately $0.4 million associated with our consolidated subsidiaries' interest in the gains of our consolidated subsidiaries. Net income attributable to non-controlling interests was $39.3 million for the year ended December 31, 2015, and consisted of $41.6 million associated with our employees’ and outside investors’ approximately 78.8% weighted-average interest in the income of the operating company, partially offset by $2.2 million associated with our consolidated subsidiaries’ interest in the losses of our consolidated subsidiaries. The change in net income attributable to non-controlling interests primarily reflects the decrease in net income of the operating company for the year ended December 31, 2016, and the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company. We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

Year Ended December 31, 2015 versus December 31, 2014

Net income attributable to non-controlling interests was $39.3 million for the year ended December 31, 2015, and consisted of $41.6 million associated with our employees' and outside investors' approximately 78.8% weighted-average interest in the income of the operating company, partially offset by approximately $2.2 million associated with our consolidated subsidiaries' interest in the losses of our consolidated subsidiaries. Net income attributable to non-controlling interests was $46.9 million for the year ended December 31, 2014, and consisted of $47.0 million associated with our employees’ and outside investors’ approximately 80.6% weighted-average interest in the income of the operating company, and approximately $0.1 million associated with our consolidated subsidiaries’ interest in the income of our consolidated subsidiaries. The change in net income attributable to non-controlling interests reflects primarily the increase in operating expenses, which had a corresponding negative impact on operating company net income. This decrease also reflects a decrease in the performance in our consolidated subsidiaries in 2015 compared to 2014.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through the cash generated by our operations. Distributions to members of our operating company are our largest use of cash. Other activities include purchases and sales of investments to fund our deferred compensation program, capital expenditures, and strategic growth initiatives such as providing the seed investments in our mutual funds.

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations. As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world. Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM. For the year ended December 31, 2016, our average AUM and revenues decreased by 2.6% and 7.1%, respectively, compared to our average AUM and revenues for the year ended December 31, 2015. At December 31, 2016, our cash and cash equivalents was $43.5 million, inclusive of $4.3 million in cash held by our consolidated subsidiaries. Advisory fees receivable was $26.3 million. We also had approximately $11.6 million in investments set aside to satisfy our obligations under our deferred compensation program.

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

Cash Flows

Year Ended December 31, 2016 versus December 31, 2015

Cash and Cash Equivalents increased $8.1 million to $43.5 million in 2016 compared to $35.4 million in 2015. Net cash provided by operating activities increased $1.2 million in 2016 to $58.6 million from $57.4 million in 2015. The increase primarily reflects a change in the timing of year-end bonus payments to January of the subsequent year as well as an increase in net income driven by taxes, changes in the liability to selling and converting shareholders, and gains/ losses and other investment income. These increases were partially offset by changes in operating assets and liabilities and working capital.

Net cash provided by investing activities was $0.2 million in 2016 compared to $6.2 million used in 2015. The $6.4 million increase was primarily due to a $6.2 million decrease in cash used in the purchases of property and equipment and a $1.0 million decrease in payments to related parties related primarily to loans made to employees in December of 2015, partially offset by $0.8 million decrease in proceeds from net sales of investments.

Net cash used in financing activities decreased $4.5 million in 2016 to $50.4 million from $54.9 million in 2015. This decrease is primarily due to a $4.4 million decrease in the repurchase and retirement of shares of Class A common stock and Class B units during 2016.

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

Contractual Obligations

The following table sets forth information regarding our consolidated contractual obligations as of December 31, 2016.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating Lease Expenses, Net of Sublease Rental Income	$16,971	$1,618	$3,477	$5,938	$5,938
Total	$16,971	$1,618	$3,477	$5,938	$5,938

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

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

During the first quarter of 2016, the Company adopted ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” issued by the FASB in February 2015. This standard modifies consolidation guidance for reporting organizations that are required to evaluate whether certain legal entities should be consolidated. The Company elected to adopt ASU No. 2015-02 under a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the January 1, 2016. The adoption of ASU No. 2015-02 resulted in the deconsolidation of entities previously included in our consolidated results as the Company no longer has a controlling financial interest in those entities. The effects of ASU No. 2015-02 on the Company’s consolidated financial statements are included in “Note 2 — Significant Accounting Policies” of this Annual Report on Form 10-K.

Income Taxes

We are a “C” corporation under the Internal Revenue Code, and thus liable for federal, state and local taxes on the income derived from our economic interest in our operating company. The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. Our operating company has not made a provision for federal or state income taxes because it is the responsibility of each of the operating company’s members (including us) to separately report their proportionate share of the operating company’s taxable income or loss. Similarly, the income of our consolidated investment partnerships is not subject to income taxes, as such income is allocated to each partnership’s individual partners. The operating company has made a provision for New York City Unincorporated Business Tax (UBT) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryforwards and tax credits. A valuation allowance is recorded on our deferred tax assets when it is more-likely-than-not that all or a portion of such assets will not be realized. When evaluating the realizability of our deferred tax assets, all evidence, both positive and negative, is evaluated, which requires management to make significant judgments and assumptions. Items considered when evaluating the need for a valuation allowance include our forecast of future taxable income, future reversals of existing temporary differences, tax planning strategies and other relevant considerations.

We believe that the accounting estimate related to the valuation allowance is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes, or variances in future projected operating performance, could result in a change in the valuation allowance. Each quarter, we re-evaluate our estimate related to the valuation allowance, including our assumptions about future taxable income. If we are not able to realize all or part of our net deferred tax assets in the future, a valuation allowance would be recorded against our deferred tax asset and charged to income tax expense in the period such determination was made.

Tax benefits related to stock option windfall deductions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. We will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-In Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. During the years ended December 31, 2016 and 2015, we had approximately $0.3 million and $0.4 million, respectively, in tax benefits associated with stock- and unit-based awards that we were not able to recognize. This amount is reflected as an unrecognized tax benefit.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2, "Significant Accounting Policies — Recently Issued Accounting Pronouncements Not Yet Adopted" to the consolidated financial statements beginning on page F-17 of this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the institutional separate accounts we manage and the retail clients for which we act as sub-investment adviser.

Our revenue for the three years ended December 31, 2016 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange rates and equity prices. Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

The value of our AUM was $30.0 billion as of December 31, 2016. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our investment strategies, products, and client relationships, would cause an annualized increase or decrease in our revenues of approximately $12.2 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fee arrangements of 0.408%. There are differences in our fee rates across distribution channels, investment strategies and the size of client relationships. As such, a change in the composition of our AUM, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted average fee rates and thus different impact to revenues on the same 10% increase or decrease in the value of our AUM.

We are also subject to market risk due to a decline in the value of our holdings and the holdings of our consolidated subsidiaries, which as of December 31, 2016 consist primarily of marketable securities, investments in equity method investees, and securities sold short. At December 31, 2016, the fair value of our assets subject to market risk was $22.3 million. At December 31, 2016, the fair value of our liabilities subject to market risk was $2.6 million. Assuming a 10% increase or decrease, the fair value of these assets and liabilities would increase or decrease by $2.2 million and $0.3 million, respectively, at December 31, 2016.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts that we manage, thereby affecting the amount of revenues we earn. The value of our AUM was $30.0 billion as of December 31, 2016 and approximately 30% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 37% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we do not hedge an investment portfolio’s exposure to a non-U.S. currency.

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming that 37% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $1.2 billion, which would cause an annualized increase or decrease in revenues of approximately $4.7 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fee arrangements of 0.408%.

We operate in several foreign countries, but mainly in the United Kingdom. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, although our revenues are predominately realized in U.S. dollar. We do not believe that foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

As of December 31, 2016, our $43.5 million in cash and cash equivalents was primarily held in demand deposit accounts. As such, interest rate changes would not have a material impact on the income we earn from these deposits. In addition, the Company does not have any debt, and as a result does not have any direct exposure to interest rate risk at December 31, 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto begin on page F-4 of this Annual Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the course of their review of our consolidated financial statements as of December 31, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report have issued an audit report on our internal control over financial reporting. This report appears on page F-3 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the proposal “Election of Directors” and under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Other Matters" in the Company’s 2017 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2016 in connection with the solicitation of proxies for the Company’s 2017 annual meeting of shareholders and is incorporated herein by reference ("Company's 2017 Proxy Statement").

The Company has a code of ethics, “Code of Business Conduct and Ethics,” that applies to all employees, including the Company’s principal executive officer and principal financial officer and principal accounting officer, as well as to the members of the Board of Directors of the Company. The code is available at www.pzena.com. The Company intends to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or the New York Stock Exchange.

Pursuant to Regulation S-K Item 401(b), the information required by this Item regarding our executive officers is reported in "Item 1, Business — Our Executive Officers" in this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the headings “Executive Compensation” and "2016 Non-Employee Director Compensation" in the Company’s 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the headings “Security Ownership of Principal Stockholders and Management,” "Equity Compensation Plan Information," "Pzena Investment Management LLC 2006 Equity Incentive Plan," and "Pzena Investment Management, Inc. 2007 Equity Incentive Plan" in the Company’s 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Related Party Transactions” and under the subheading “Director Independence” under the proposal "Election of Directors” in the Company’s 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the proposal “Ratification of Independent Auditors” in the Company’s 2017 Proxy Statement.

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

10.3	Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan(5)
10.4	Pzena Investment Management, LLC Amended and Restated Bonus Plan, as amended, dated as of October 21, 2008(4)
10.5	Pzena Investment Management, Inc. 2007 Equity Incentive Plan, as amended, dated as of May 19, 2009(6)
10.6	Executive Employment Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and Richard S. Pzena(1)
10.7	Executive Employment Agreement for John P. Goetz, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and John P. Goetz(1)

Exhibit	Description of Exhibit
10.8
Amended and Restated Executive Employment Agreement for William L. Lipsey, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and William L. Lipsey(1)

10.9	Indemnification Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard S. Pzena(1)
10.10	Indemnification Agreement for Steven M. Galbraith, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Steven M. Galbraith(1)
10.11	Indemnification Agreement for Joel M. Greenblatt, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Joel M. Greenblatt(1)
10.12	Indemnification Agreement for Richard P. Meyerowich, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard P. Meyerowich(1)
10.13	Indemnification Agreement for Myron E. Ullman, III, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Myron E. Ullman, III(1)
10.14	Indemnification Agreement for Ronald W. Tysoe, dated as of December 11, 2008, by and among Pzena Investment Management, Inc. and Ronald W. Tysoe(7)
10.15	Indemnification Agreement for John P. Goetz, dated as of May 17, 2011, by and among Pzena Investment Management, Inc. and John P. Goetz(8)
10.16	Indemnification Agreement for William L. Lipsey, dated as of May 17, 2011, by and among Pzena Investment Management, Inc. and William L. Lipsey(8)
10.17	Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan, dated as of July 21, 2009 (9)
10.18
Amendment, effective March 24, 2010, to Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. as the Managing Member of Pzena Investment Management, LLC and those Class B members whose signatures are affixed thereto(10)

10.19
Amendment, dated as of March 5, 2012, to Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. as the Managing Member of Pzena Investment Management, LLC and those Class B members whose signatures are affixed thereto(8)

10.20
Amendment to Executive Employment Agreement for Richard S. Pzena, dated as of November 1, 2012, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC, and Richard S. Pzena(11)

10.21	Amendment to Executive Employment Agreement for John P. Goetz, dated as of November 1, 2012, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC, and John P. Goetz(11)
10.22
Amendment to Amended and Restated Executive Employment Agreement for William L. Lipsey, dated as of November 1, 2012, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC, and William L. Lipsey(11)

10.23
Amendment, dated as of November 12, 2012, to Tax Receivable Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto (12)

10.24	Indemnification Agreement for Charles D. Johnston, dated as of February 5, 2014, by and among Pzena Investment Management, Inc. and Charles D. Johnston (13)
10.25	Lease, dated as of June 13, 2014, between Mutual of America Life Insurance Company, as Landlord and Pzena Investment management, LLC, as Tenant (14)
10.26	Amendment No. 3 to Pzena Investment Management, LLC Amended and Restated Operating Agreement, dated November 1, 2014 (15)
10.27	Amendment to the Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan, dated December 2, 2014 (15)
10.28	Amendment to the Pzena Investment Management, LLC Amended and Restated Bonus Plan, dated December 2, 2014 (15)
10.29	Form of Unit-Based Award Agreement for Phantom Class B Units (15)
10.30	Form of Class B Unit Agreement - Delayed Exchange (15)
10.31	Form of Class B Unit-Based Agreement for Phantom Class B Units - Revised December, 2015 (16)
10.32	Form of Class B Unit Agreement - Delayed Exchange - Revised December, 2015 (16)
10.33	Amended and Restated Agreement of Limited Partnership of Pzena Investment Management, LP, dated as of January 1, 2016(17)
14.1	Code of Business Conduct and Ethics, effective as of October 25, 2007, amended as of January 16, 2009(18)

Exhibit	Description of Exhibit
14.2	Code of Ethics for Senior Financial Officers(10)
21.1	List of Subsidiaries of Pzena Investment Management, Inc. (filed herewith)
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101
Materials from the Pzena Investment Management, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL):
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

(4)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2008 (SEC File No. 001-33761).

(5)	Previously filed as an attachment to our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 17, 2013 (SEC File No. 001-33761).

(6)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009 (SEC File No. 001-33761).

(7)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008 (SEC File No. 001-33761).

(8)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (SEC File No. 001-33761).

(9)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (SEC File No. 001-33761).

(10)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010 (SEC File No. 001-33761).

(11)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2012 (SEC File No. 001-33761).

(12)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2013 (SEC File No. 001-33761).

(13)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2014 (SEC File No. 001-33761).

(14)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2014 (SEC File No. 001-33761).

(15)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015 (SEC File No. 001-33761)

(16)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016 (SEC File No. 001-33761).

(17)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016 (SEC File No. 001-33761).

(18)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009 (SEC File No. 001-33761).

ITEM 16.	FORM OF 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pzena Investment Management, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2017
Pzena Investment Management, Inc.

By:	/s/ Richard S. Pzena
Name: Richard S. Pzena Title: Chief Executive Officer

Each person whose signature appears below constitutes and appoints Jessica R. Doran and Joan F. Berger, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to effectuate the intent and purpose of this paragraph, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pzena Investment Management, Inc. and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard S. Pzena	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 10, 2017
Richard S. Pzena
/s/ Jessica R. Doran	Chief Financial Officer (principal financial and accounting officer)	March 10, 2017
Jessica R. Doran
/s/ John P. Goetz	Director	March 10, 2017
John P. Goetz
/s/ William L. Lipsey	Director	March 10, 2017
William L. Lipsey
/s/ Steven M. Galbraith	Director	March 10, 2017
Steven M. Galbraith
/s/ Joel M. Greenblatt	Director	March 10, 2017
Joel M. Greenblatt
/s/ Richard P. Meyerowich	Director	March 10, 2017
Richard P. Meyerowich
/s/ Charles D. Johnston	Director	March 10, 2017
Charles D. Johnston

INDEX TO FINANCIAL STATEMENTS OF
PZENA INVESTMENT MANAGEMENT, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Pzena Investment Management, Inc.:
We have audited the accompanying consolidated statements of financial condition of Pzena Investment Management, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pzena Investment Management, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pzena Investment Management, Inc.’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP
New York, New York
March 10, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Pzena Investment Management, Inc.:
We have audited Pzena Investment Management, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pzena Investment Management, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Pzena Investment Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Pzena Investment Management, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 10, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
New York, New York
March 10, 2017

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	December 31, 2016	December 31, 2015
ASSETS
Cash and Cash Equivalents	$43,522	$35,417
Restricted Cash	3,636	3,552
Due from Broker	842	297
Advisory Fees Receivable	26,326	22,248
Investments	22,310	27,452
Receivable from Related Parties	1,008	1,054
Other Receivables	302	589
Prepaid Expenses and Other Assets	769	802
Deferred Tax Assets, Net of Valuation Allowance of $0 and $53,968, respectively	73,441	14,995
Property and Equipment, Net of Accumulated Depreciation of $2,260 and $1,202, respectively	6,965	7,903
TOTAL ASSETS	$179,121	$114,309
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses	$24,648	$7,885
Due to Broker	17	30
Securities Sold Short, at Fair Value	2,622	2,231
Liability to Selling and Converting Shareholders	65,485	15,075
Deferred Compensation Liability	4,157	2,896
Other Liabilities	858	730
TOTAL LIABILITIES	97,787	28,847
Commitments and Contingencies (see Note 11)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 17,340,090 and 15,218,355 Shares Issued and Outstanding in 2016 and 2015, respectively)	173	152
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 50,461,598 and 52,089,472 Shares Issued and Outstanding in 2016 and 2015 respectively)	—	—
Additional Paid-In Capital	5,996	5,819
Retained Earnings	22,349	12,453
Accumulated Other Comprehensive Loss	(25)	(2)
Total Pzena Investment Management, Inc.'s Equity	28,493	18,422
Non-Controlling Interests	52,841	67,040
TOTAL EQUITY	81,334	85,462
TOTAL LIABILITIES AND EQUITY	$179,121	$114,309

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Years Ended December 31,
	2016	2015	2014
REVENUE	$108,336	$116,607	$112,511
EXPENSES
Compensation and Benefits Expenses	48,330	46,523	41,273
General and Administrative Expenses	12,788	14,667	10,285
TOTAL OPERATING EXPENSES	61,118	61,190	51,558
Operating Income	47,218	55,417	60,953
OTHER INCOME/ (EXPENSE)
Interest Income	80	40	71
Interest Expense	(24)	(21)	(8)
Dividend Income	313	734	337
Gains/ (Losses) and Other Investment Income	3,019	(3,344)	(49)
Change in Liability to Selling and Converting Shareholders	(51,442)	(423)	(4,168)
Other Income/ (Expense)	12	(286)	(219)
Total Other Expense	(48,042)	(3,300)	(4,036)
Income Before Income Taxes	(824)	52,117	56,917
Income Tax (Benefit)/ Expense	(54,475)	5,114	1,883
Net Income	53,651	47,003	55,034
Less: Net Income Attributable to Non-Controlling Interests	37,472	39,324	46,934
Net Income Attributable to Pzena Investment Management, Inc.	$16,179	$7,679	$8,100

Net Income for Basic Earnings per Share	$16,179	$7,679	$8,100
Basic Earnings per Share	$1.01	$0.55	$0.64
Basic Weighted Average Shares Outstanding	15,962,902	14,014,219	12,628,676

Net Income for Diluted Earnings per Share	$39,600	$33,809	$35,685
Diluted Earnings per Share	$0.58	$0.50	$0.53
Diluted Weighted Average Shares Outstanding[1]	68,849,172	68,126,786	67,797,524

Cash Dividends per Share of Class A Common Stock	$0.41	$0.41	$0.35

1
The Company issues restricted share of Class A common stock and restricted Class B units that have non-forfeitable dividend rights. Under the “two-class method,” these shares and units are considered participating securities and are required to be included in the computation of diluted earnings per share.

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
NET INCOME	$53,651	$47,003	$55,034
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	(93)	(10)	—
Total Other Comprehensive Loss	(93)	(10)	—
Comprehensive Income	53,558	46,993	55,034
Less: Comprehensive Income Attributable to Non-Controlling Interests	37,402	39,316	46,934
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$16,156	$7,677	$8,100

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2013	12,158,057	52,820,720	$121	$9,750	$—	$6,491	$42,187	$58,549
Unit Conversion	1,150,060	(1,150,060)	11	1,038	—	—	(858)	191
Amortization of Non-Cash Compensation	28,535	1,215,583	1	1,329	—	—	5,336	6,666
Directors' Shares	—	—	—	69	—	—	290	359
Net Income	—	—	—	—	—	8,100	46,934	55,034
Options Exercised	68,346	95,199	1	37	—	—	(38)	—
Repurchase and Retirement of Class A Common Stock	(360,279)	—	(4)	(3,492)	—	—	—	(3,496)
Repurchase and Retirement of Class B Units	—	(89,503)	—	(173)	—	—	(728)	(901)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	4,906	4,906
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(44,154)	(44,154)
Class A Cash Dividends Declared and Paid ($0.35 per share)	—	—	—	—	—	(4,327)	—	(4,327)
Effect of Deconsolidation	—	—	—	—	—	—	(37)	(37)
Effect of Consolidation	—	—	—	—	—	—	12,243	12,243
Other	—	—	—	(551)	—	—	551	—
Balance at December 31, 2014	13,044,719	52,891,939	$130	$8,007	$—	$10,264	$66,632	$85,033
Unit Conversion	2,772,171	(2,772,171)	28	2,745	—	—	(2,278)	495
Amortization of Non-Cash Compensation	29,677	1,510,626	—	1,848	—	—	6,344	8,192
Sale of Shares Under Equity Incentive Plan	—	78,093	—	87	—	—	285	372
Non-Cash Compensation Modification	—	(142,315)	—	(141)	—	—	(572)	(713)
Directors' Shares	—	—	—	82	—	—	310	392
Net Income	—	—	—	—	—	7,679	39,324	47,003
Foreign Currency Translation Adjustments	—	—	—	—	(2)	—	(8)	(10)
Options Exercised	962	715,706	—	333	—	—	1,355	1,688
Repurchase and Retirement of Class A Common Stock	(629,174)	—	(6)	(5,770)	—	—	—	(5,776)
Repurchase and Retirement of Class B Units	—	(192,406)	—	(407)	—	—	(1,619)	(2,026)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	597	597
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(44,295)	(44,295)
Class A Cash Dividends Declared and Paid ($0.41 per share)	—	—	—	—	—	(5,490)	—	(5,490)
Other	—	—	—	(965)	—	—	965	—
Balance at December 31, 2015	15,218,355	52,089,472	$152	$5,819	$(2)	$12,453	$67,040	$85,462
Adjustment for the Cumulative Effect of Applying ASU 2015-02 for the Deconsolidation of a Legal Entity	—	—	—	—	—	—	(10,835)	(10,835)
Adjusted Balance at January 1, 2016	15,218,355	52,089,472	152	5,819	(2)	12,453	56,205	74,627
Unit Conversion	2,426,740	(2,426,740)	24	2,382	—	—	(2,050)	356
Amortization of Non-Cash Compensation	34,934	501,644	—	693	—	—	2,065	2,758
Sale of Shares Under Equity Incentive Plan	—	87,563	—	97	—	—	304	401
Directors' Shares	—	—	—	111	—	—	364	475
Net Income	—	—	—	—	—	16,179	37,472	53,651
Foreign Currency Translation Adjustments	—	—	—	—	(23)	—	(70)	(93)
Options Exercised	—	282,519	—	220	—	—	675	895
Repurchase and Retirement of Class A Common Stock	(339,939)	—	(3)	(2,676)	—	—	—	(2,679)
Repurchase and Retirement of Class B Units	—	(72,860)	—	(190)	—	—	(584)	(774)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	1,139	1,139
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(43,059)	(43,059)
Class A Cash Dividends Declared and Paid ($0.41 per share)	—	—	—	—	—	(6,283)	—	(6,283)
Effect of Deconsolidation	—	—	—	—	—		(80)	(80)
Other	—	—	—	(460)	—	—	460	—
Balance at December 31, 2016	17,340,090	50,461,598	$173	$5,996	$(25)	$22,349	$52,841	$81,334
See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net Income	$53,651	$47,003	$55,034
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	1,058	789	224
Loss on Disposal of Fixed Assets	—	428	—
Non-Cash Compensation	6,933	11,092	8,877
Directors' Share Grants	475	392	359
(Gains)/ Losses and Other Investment Income	(3,019)	3,344	49
Foreign Currency Translation Adjustment	(93)	(10)	—
Lease Liability	—	862	—
Change in Liability to Selling and Converting Shareholders	51,442	423	4,168
Deferred Income Taxes	(56,058)	2,910	(1,055)
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(4,079)	691	1,008
Due from Broker	(581)	(198)	(41)
Restricted Cash	(84)	(742)	(2,494)
Prepaid Expenses and Other Assets	235	69	(357)
Non-Cash Compensation Modification	—	(713)	—
Due to Broker	(20)	(668)	694
Subscriptions Receivable	—	—	7,000
Accounts Payable, Accrued Expenses, and Other Liabilities	14,064	(214)	(1,660)
Tax Receivable Agreement Payments	(3,050)	(3,512)	(2,668)
Change in Lease Liability	—	(1,216)	(424)
Purchases of Investments	(28,831)	(40,493)	(58,874)
Proceeds from Sale of Investments	26,529	37,193	45,572
Net Cash Provided by Operating Activities	58,572	57,430	55,412
INVESTING ACTIVITIES
Purchases of Investments	(2,159)	(8,669)	(2,494)
Proceeds from Sale of Investments	2,428	9,772	2,043
Payments from/ (to) Related Parties	46	(947)	12
Purchase of Property and Equipment	(120)	(6,348)	(2,161)
Net Cash Provided by/ (Used in) Investing Activities	195	(6,192)	(2,600)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(2,679)	(5,776)	(3,496)
Repurchase and Retirement of Class B Units	(774)	(2,026)	(901)
Option Exercise	895	1,688	—
Sale of Shares under Equity Incentive Plan	401	372	—
Loan Proceeds	—	—	205
Distributions to Non-Controlling Interests	(43,059)	(44,295)	(44,154)
Contributions from Non-Controlling Interests	1,139	597	4,906
Dividends	(6,283)	(5,490)	(4,327)
Net Cash Used in Financing Activities	(50,360)	(54,930)	(47,767)
NET CHANGE IN CASH	$8,407	$(3,692)	$5,045
CASH AND CASH EQUIVALENTS — Beginning of Year	$35,417	$39,109	$33,878
Adjustment for the Cumulative Effect of Applying ASU 2015-02 for the Deconsolidation of a Legal Entity	(227)	—	—
Effect of (Deconsolidation)/ Consolidation of Affiliates	(75)	—	186
Net Change in Cash	8,407	(3,692)	5,045
CASH AND CASH EQUIVALENTS — End of Year	$43,522	$35,417	$39,109
Supplementary Cash Flow Information:
Income Taxes Paid	$665	$1,031	$2,728
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

The operating company is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of December 31, 2016, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company has consolidated the results of operations and financial condition of the following entities as of December 31, 2016:

Legal Entity	Type of Entity (Date of Formation)	Ownership at December 31, 2016
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (1/08/2015)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Long/Short Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	79.2%
Pzena Mid Cap Focused Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	76.8%
Pzena International Value Service, a series of the Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	58.0%

Note 2 — Significant Accounting Policies

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

During 2014, the Company provided the initial cash investment for three Pzena mutual funds in an effort to generate an investment performance track record to attract third-party investors. During the second quarter of 2016, the Company provided the initial cash investment for the launch of a fourth Pzena mutual fund: the Pzena Small Cap Value Fund. Due to their series fund structure, registration, and compliance with the requirements of the Investment Company Act of 1940, these funds are analyzed for consolidation under the voting interest model. As a result of the Company's initial interests, it consolidated the Pzena Mid Cap Value Fund, Pzena Long/Short Value Fund, and Pzena Small Cap Value Fund. On July 11, 2016, due to additional subscriptions into the Pzena Small Cap Value Fund, the Company's ownership decreased to 36.1%. As the entity was no longer deemed to control the fund, the Company deconsolidated the entity, removed the related assets, liabilities and non-controlling interest from its balance sheet and classified the Company's remaining investment as an equity method investment. The Pzena Mid Cap Value Fund and Pzena Long/Short Value Fund will continue to be consolidated to the extent the Company has a majority ownership interest in them. At December 31, 2016, the aggregate of these funds' $9.1 million in net assets were included in the Company's consolidated statements of financial condition.

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC. The operating company is considered the primary beneficiary of this entity. At December 31,

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Significant Accounting Policies (Continued)

2016, Pzena International Value Service’s $3.2 million in net assets were included in the Company’s consolidated statements of financial condition.

Deconsolidated Entities as a Result of the Adoption of ASU 2015-02

Certain funds that have historically been consolidated in the financial statements are no longer consolidated. The Company had consolidated the Pzena Investment Funds Trust, Pzena Large Cap Value Fund ("Pzena Large Cap Value Fund"), in its consolidated financial statements in accordance with the Consolidation Topic of the FASB Accounting Standards Codification (“FASB ASC”). The Company reconsidered the consolidation conclusion for the Pzena Large Cap Value Fund as a result of ASU 2015-02 and determined that, although the Pzena Large Cap Value Fund continues to be a VIE, the Company is no longer considered the primary beneficiary.

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

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated continue to receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company. The total net assets of these VIEs was approximately $44.3 million and $390.1 million at December 31, 2016 and December 31, 2015, respectively.

As of December 31, 2016 and December 31, 2015, in order to satisfy certain of the Company's obligations under its deferred compensation programs, the operating company had $3.2 million and $1.7 million in investments, respectively, in certain of these firm-sponsored vehicles, for which the Company was not deemed to be the primary beneficiary. The Company's exposure to risk in the non-consolidated VIEs is generally limited to any equity investment and any uncollected management fees. As of December 31, 2016 and December 31, 2015, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $3.3 million and $2.5 million, respectively.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided. Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms. Advisory fee income

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Significant Accounting Policies (Continued)

also includes performance fees that may be earned by the Company depending on the investment return of AUM, as well as fulcrum fee arrangements. Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark. The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned. In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years. Performance fees are generally payable annually. Fulcrum fee arrangements require a reduction in the base fee, or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. Fulcrum fees are generally payable quarterly. Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved. For the years ended December 31, 2016, 2015, and 2014, the Company recognized approximately $0.2 million, $4.5 million and $3.8 million, respectively, in performance fee income. For the year ended December 31, 2016, the Company recognized a $1.0 million reduction in base fees related to fulcrum fee arrangements. For the years ended December 31, 2015 and 2014, the Company did not recognize a reduction in base fees related to fulcrum fee arrangements.

Cash and Cash Equivalents:

At December 31, 2016 and 2015, cash and cash equivalents was $43.5 million and $35.4 million, respectively. The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposit and other accounts whose balances often exceed federally insured limits.

Interest on cash and cash equivalents is recorded as interest income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

The Company maintained a compensating balance of $3.6 million at December 31, 2016, and 2015. The Company holds letters of credit issued by a third party in lieu of cash security deposits, as required by the Company's leases for its new corporate headquarters and former office space. Such amounts are recorded in Restricted Cash in the consolidated statements of financial condition.

Included in this balance at December 31, 2016 is a $1.0 million letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its current and former corporate headquarters. At December 31, 2015, this balance included $1.4 million in such letters of credit required by the Company's leases for both is current and former headquarters.

Also included in these balances at December 31, 2016 and 2015, were amounts of cash collateral for margin accounts established by the Pzena Long/Short Value Fund required to maintain to support securities sold short, not yet purchased of $2.6 million and $2.2 million, respectively.

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

Investments in equity method investees

During the year ended December 31, 2016, the Company accounted for its investments in certain private investment partnerships, the Pzena Emerging Markets Value Fund, and, as of July 11, 2016, the Pzena Small Cap Value Fund, in which the Company has non-controlling interests and exercises significant influence, using the equity method. These investments are included in Investments in the Company's consolidated statements of financial condition. The carrying value of these investments are recorded at the amount of capital reported by the private investment partnership or mutual fund. The capital account reflects any contributions paid to, distributions received from, and equity earnings of, the entities. The earnings of these investments are recognized as equity in the earnings of affiliates and reflected as a component of Gains/ (Losses) and Other Investment Income in the consolidated statements of operations.

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any. For the years ended December 31, 2016, 2015, and 2014, no impairment losses were recognized.

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

As of December 31, 2015, the Company consolidated the Pzena Emerging Markets Value Fund which was deconsolidated upon the adoption of ASU 2015-02 as discussed above. As of December 31, 2015, included in the Company's consolidated statements of financial condition are investments in participatory notes (“P-notes”) held by Pzena Emerging Markets Value Fund. P-notes are generally issued by a bank or broker-dealer (the “counterparty”) and are designed to offer a return linked to a particular underlying equity security, especially in markets where direct investments are not possible. The risks associated with investing in a P-note may include the possible failure of the counterparty to perform its obligations under the terms of the agreement, an inability to liquidate or transfer the notes, and an imperfect correlation between the value of the P-note and the underlying security. P-notes are valued based on the value of the underlying equity security and have been classified as Level 2.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Significant Accounting Policies (Continued)

The following tables present these instruments’ fair value at December 31, 2016:

	Level 1	Level 2	Level 3	Investments Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$14,323	$—	$—	$—	$14,323
Investments in Equity Method Investees	—	—	—	7,987	7,987
Total Fair Value	$14,323	$—	$—	$7,987	$22,310

	Level 1	Level 2	Level 3	Investments Not Held at Fair Value	Total
	(in thousands)
Liabilities:
Securities Sold Short	$2,622	$—	$—	$—	$2,622
Total Fair Value	$2,622	$—	$—	$—	$2,622

The following tables present these instruments’ fair value at December 31, 2015:

	Level 1	Level 2	Level 3	Investments Not Held at Fair Value	Total
	(in thousands)
Assets:
Equity Securities	$24,835	$904	$—	$—	$25,739
Investments in Equity Method Investees	—	—	—	1,713	1,713
Total Fair Value	$24,835	$904	$—	$1,713	$27,452

	Level 1	Level 2	Level 3	Investments Not Held at Fair Value	Total
	(in thousands)
Liabilities:
Securities Sold Short	$2,231	$—	$—	$—	$2,231
Total Fair Value	$2,231	$—	$—	$—	$2,231

For the years ended December 31, 2016, and 2015, there were no transfers between levels. In addition, the Company did not did not hold any Level 2 securities during 2016, nor any Level 3 securities during 2016 and 2015.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions. For the year ended December 31, 2016 and 2015, approximately 10.1% and 10.8%, respectively, of the Company's advisory fees were generated from advisory agreements with one client relationship. At December 31, 2016 and 2015, no allowance for doubtful accounts has been deemed necessary.

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

Income Taxes:

The Company is a “C” corporation under the Internal Revenue Code, and is thus liable for federal, state, and local taxes on the income derived from its economic interest in its operating company. The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. It has not made a provision for federal or state income taxes because it is the individual responsibility of each of the operating company’s members (including the Company) to separately report their proportionate share of the operating company’s taxable income or loss. The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.

Judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These liabilities are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these liabilities in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate. It is also the Company’s policy to recognize accrued interest, and penalties associated with uncertain tax positions in Income Tax (Benefit)/ Expense on the consolidated statements of operations. For the years ended December 31, 2016 and 2015, the Company had $2.8 million and $2.3 million, respectively, in unrecognized tax benefits that, if recognized, would affect the provision for income taxes. As of December 31, 2016, the Company had interest related to unrecognized tax benefits of $0.3 million. As of December 31, 2015 and 2014, no such interest accruals were recorded. As of December 31, 2016, 2015, and 2014, no penalty accruals were recorded.

The Company and its consolidated subsidiaries account for all U.S. federal, state, local and U.K. taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Significant Accounting Policies (Continued)

The Company’s purchase of membership units of the operating company concurrent with the initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock (pursuant to the exchange rights provided for in the operating company’s operating agreement), has resulted in, and is expected to continue to result in, increases in the Company’s share of the tax basis of the tangible and intangible assets of the operating company, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to the Company. These increases in tax basis and tax depreciation and amortization deductions have reduced, and are expected to continue to reduce, the amount of cash taxes that the Company would otherwise be required to pay in the future. The Company has entered into a tax receivable agreement with past, current, and future members of the operating company that requires the Company to pay to any member involved in any exchange transaction 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax or foreign or franchise tax that it realizes as a result of these increases in tax basis and, in limited cases, transfers or prior increases in tax basis. The Company expects to benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes. Payments under the tax receivable agreement will be based on the tax reporting positions that the Company will determine. The Company will not be reimbursed for any payments previously made under the tax receivable agreement if a tax basis increase is successfully challenged by the Internal Revenue Service.

The Company records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange. The Company records 85% of the estimated realizable tax benefit (which is the recorded deferred tax asset less any recorded valuation allowance) as an increase to the liability due under the tax receivable agreement, which is reflected as the liability to selling and converting shareholders in the accompanying consolidated financial statements. The remaining 15% of the estimated realizable tax benefit is initially recorded as an increase to the Company’s additional paid-in capital. All of the effects to the deferred tax asset of changes in any of the estimates after the tax year of the exchange will be reflected in the provision for income taxes. Similarly, the effect of subsequent changes in the enacted tax rates will be reflected in the provision for income taxes.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. At December 31, 2016, the Company did not have a valuation allowance recorded against its deferred tax assets. At December 31, 2015, the Company had a $54.0 million valuation allowance against its deferred tax assets recorded as part of the Company’s initial public offering and the subsequent exchanges of Class B units of the operating company for shares of its Class A common stock.

The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

Excess tax benefits related to stock- and unit-transactions are not recognized until they result in a reduction of cash taxes payable. The benefit of these excess tax benefits will be recorded in equity when they reduce cash taxes payable. The Company will only recognize a tax benefit from stock- and unit-based awards in Additional Paid-In Capital if an incremental tax benefit is realized after all other tax benefits currently available have been utilized. During the years ended December 31, 2016, 2015, and 2014, the Company had approximately $0.3 million, $0.4 million, and $0.2 million, respectively, in tax benefits associated with stock- and unit-based awards that it was not able to recognize.

Foreign Currency:

The functional currency of the Company is the U.S. Dollar. Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. A charge or credit is recorded to other comprehensive income/ (loss) to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary. Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations. For both the years ended December 31, 2016 and 2015, the Company recorded approximately $0.1 million of other comprehensive income/ (loss) associated with foreign currency translation adjustments. For the year ended December 31, 2014, the Company did not record any other comprehensive income/ (loss).

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." This update requires entities to show the changes in the total cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2017. The guidance should be applied using a retrospective approach. The Company is currently assessing the impact of this standard, however, does not expect the standard to have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)." This update provides specific guidance on cash flow classification issues, which is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2017. The guidance should be applied using a modified retrospective approach. The Company is currently assessing the impact of this standard, however, does not expect the standard to have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)." This new guidance requires the use of an “expected loss” model, rather than an “incurred loss” model, for financial instruments measured at amortized cost and also requires companies to record allowances for available-for-sale debt securities rather than reduce the carrying amount. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2019. The guidance should be applied using a retrospective approach. The Company is currently assessing the impact of this standard, however, does not expect the standard to have a material impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This amended standard was written to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosure. Accounting guidance for lessors is largely unchanged. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2018, and requires a modified retrospective approach to adoption. The Company is currently evaluating the impact of adoption on its consolidated financial statements. The standard is expected to result in an increase in total assets and total liabilities, but will not have a significant impact on the consolidated statement of operations.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. In July 2015, the

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Significant Accounting Policies (Continued)

FASB postponed the effective date of this new guidance from January 1, 2017 to January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating its transition method and the potential impact this standard will have on the consolidated statements and related disclosures. The assessment includes a detailed review of investment management agreements, establishing which agreements are expected to be in place, and understanding when revenue would be recognized under those agreements. However, based on current evaluations, the Company does not expect the adoption to have a material impact on its consolidated financial statements.

Note 3 — Compensation and Benefits

Compensation and benefits expenses to employees and members is comprised of the following:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash Compensation and Other Benefits	$41,397	$35,431	$32,396
Non-Cash Compensation	6,933	11,092	8,877
Total Compensation and Benefits Expense	$48,330	$46,523	$41,273

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below. Details of awards of Class B units of the operating company, Delayed Exchange Class B units, options to purchase Class A common stock, shares of Class A common stock, and phantom Class B units of the operating company awarded for the three years ended December 31, 2016 are as follows:

	For the Years Ended December 31,
	2016		2015		2014
	Amount	Fair Value[1]	Amount	Fair Value[1]	Amount	Fair Value[1]
Deferred Compensation Phantom Delayed Exchange Class B Units[2]	367,214	$6.30	—	$—	—	$—
Phantom Class B Units [3]	—	$—	14,060	$7.11	102,110	$7.62
Class B Units	5,812	$8.60	23,782	$9.46	32,479	$11.76
Delayed Exchange Class B Units[4]	—	$—	993,965	$5.21	662,832	$5.27
Deferred Compensation Phantom Class B Units	—	$—	—	$—	22,959	$11.76
Options to Purchase Shares of Class A Common Stock[5]	—	$—	3,000,000	$1.18	—	$—
Participating Shares of Class A Common Stock	—	$—	31,010	$8.38	—	$—
Restricted Shares of Class A Common Stock[6]	—	$—	100,000	$6.08	—	$—

1	Represents the weighted average grant date estimated fair value per share, unit, or option.

2
Represents phantom Delayed Exchange Class B units issued under the 2006 Equity Incentive Plan. These phantom units vest ratably over four years, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until seven years after the date they vest. These units are also not entitled to any benefits under the Tax Receivable Agreement between the Company and members of the operating company.

3
Represents phantom Class B units issued under the 2006 Equity Incentive Plan. These phantom units vest ratably over ten years and are not entitled to receive dividends or dividend equivalents until vested.

4
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

5	Represents options to purchase shares of Class A common stock issued whose vesting is contingent on meeting various performance goals. These options contingently vest over a period of seven years.

6	Represents restricted shares of Class A Common Stock that are not entitled to receive dividends or dividend equivalents until vested.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

As part of the Company's year-end bonus structure, certain employee members may elect to have all or part of year-end cash compensation paid in the form of cash, or equity issued pursuant to Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”). For the year ended December 31, 2016, $4.5 million of cash compensation was elected to be paid in the form of equity, which was issued and vested immediately on January 1, 2017. Details of these awards issued on January 1, 2017 are as follows:

	January 1,
	2017
	Amount	Fair Value[1]
Phantom Operating Company Class B Units[2]	5,200	$9.61
Delayed Exchange Class B Units[3]	620,023	$7.11

1	Represents the weighted average grant date estimated fair value per share, unit, or option as of December 31, 2016.

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

Pursuant to the 2006 Equity Incentive Plan, the operating company issues Class B units, phantom Class B units, and options to purchase Class B units. The Company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan. These Delayed Exchange Class B units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant. These Delayed Exchange Class B units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and current, future and past members of the operating company. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock and contingently vesting options to acquire shares of Class A common stock. During the year ended December 31, 2016, 48,000 phantom Class B units were forfeited in connection with employee departures. During the year ended December 31, 2015, 5,775 restricted Class B units were forfeited in connection with employee departures. No units were forfeited during the year ended December 31, 2014. During the years ended December 31, 2016, 2015 and 2014, no contingently vesting options vested. During the year ended December 31, 2015, 142,315 Delayed Exchange Class B units issued to one employee during 2014 were canceled. Additional compensation expense of less than $0.1 million was recognized upon cancellation and replacement of the award for cash. No Class B units were canceled during the years ended December 31, 2016 or 2014.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess. These deferred amounts may be invested, at the employee’s discretion, in certain investment options as designated by the Compensation Committee of the Company's Board of Directors. Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four year period commencing the following year. The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four years period. As of December 31, 2016 and 2015, the liability associated with deferred compensation investment accounts was $4.2 million and $2.9 million, respectively. During the years ended December 31, 2016 and 2014, approximately $0.2 million and $1.0 million, respectively, in deferred compensation investments were forfeited in connection with employee departures. There were no deferred compensation investment forfeitures under the Bonus Plan during the year ended December 31, 2015.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of the compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan. Elections to defer compensation under the Director Plan are made on a year-to-year basis. Elections of deferred stock units result in the issuance of phantom shares of Class A common stock. Distributions under the Director Plan shall be made in a single distribution of shares of our Class A common stock at such time as elected by the participant when the deferral was made. Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock. Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense. During the years ended December 31, 2016, 2015 and 2014, the directors

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

were awarded 58,645, 42,196, and 31,507 phantom shares of Class A common stock, respectively, reflecting the annual deferral of compensation and additional phantom shares issued as of each date, and in the amount of dividends and/or special dividends and distributions that are paid with respect to Class A common stock of the Company. As of December 31, 2016 and 2015, there were 291,230 and 232,585 phantom shares of Class A common stock outstanding, respectively. There were no distributions made under the Director Plan during the years ended December 31, 2016 and 2015.

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

The fair value of awarded restricted shares of Class A common stock under the 2007 Equity Incentive Plan and phantom shares of Class A common stock under the Director Plan is determined based on the closing market price of our Class A common stock on the date of grant. The fair value of awarded Class B units and phantom Class B units under the 2006 Equity Incentive Plan and phantom Class B units under the Bonus Plan is determined by reference to the market price of our Class A common stock on the date of grant, since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis and adjusted for the impact of award terms on the value of the award. Certain of the phantom Class B units and restricted shares of Class A common stock are not entitled to dividends or dividend equivalents while unvested. The fair value of these awards is determined based on the closing market price of our Class A common stock on the date of grant, net of the present value of the dividends using the applicable risk-free interest rate. The Delayed Exchange Class B Units have a seven years exchange limitation and are not entitled to any benefits under the tax receivable agreement. The fair value of these awards is determined based on the closing market price of our Class A common stock on the date of grant, net of the effects of the liquidity limitation and tax receivable agreement benefit exclusion.

The fair value of options to purchase Class B units and shares of Class A common stock is determined by using an appropriate option pricing model on the grant date. No options were issued during either of the the years ended December 31, 2016 or 2014. For each of the three years ended December 31, the Company issued options valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	2015
	March 2,	September 22,
Weighted Average Time Until Exercise	7 years	7 years
Expected Volatility	35%	40%
Risk-Free Rate	1.89%	1.83%
Dividend Yield	4.83%	5.02%

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

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

The following is a summary of the option activity for the three years ended December 31, 2016:

	For the Years Ended December 31,
	2016		2015		2014
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning Balance	5,156,143	$11.01	3,114,282	$7.10	3,793,884	$7.45
Options Granted	—	—	3,000,000	13.00	—	—
Options Cancelled	(9,044)	7.93	—	—	(270,000)	12.78
Options Exercised	(443,377)	5.56	(958,139)	4.52	(409,602)	6.53
Options Repurchased by the Company	—	—	—	—	—	—
Ending Balance	4,703,722	$11.53	5,156,143	$11.01	3,114,282	$7.10

The weighted average grant-date fair values per options issued in 2015 was $1.18. No options were issued in 2016 or 2014. The 443,377 options exercised in 2016 resulted in 282,519 net Class B units issued, as a result of the redemption of 160,858 Class B units for the cashless exercise of the options and $0.9 million in cash. The 958,139 options exercised in 2015 resulted in 715,706 net Class B units issued, as a result of the redemption of 239,058 Class B units for the cashless exercise of the options and $1.7 million in cash, and 962 shares of Class A common stock issued as a result of the redemption of 2,413 shares of Class A common stock for the cashless exercise of the options. The 409,602 options to purchase Class B units that were exercised in 2014 resulted in 95,199 net Class B units issued, as a result of the redemption of 64,403 Class B units for the cashless exercise of the options and 68,346 shares of Class A common stock, as a result of the redemption of 181,654 shares of Class A common stock for the cashless exercise of the options. The 9,044 and 270,000 options to purchase Class B units that were cancelled during 2016 and 2014, respectively, were in connection with employee departures. No options were repurchased by the operating company in 2016, 2015, or 2014.

Exercise prices for options outstanding and exercisable as of December 31, 2016 are as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding as of December 31, 2016	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2016	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price
$4.22 – $5.00	153,744	3.5	$4.50	153,744	3.5	$4.50
$5.00 – $10.00	974,146	3.0	7.94	974,146	3.0	7.94
$10.00 – $15.00	3,575,832	4.8	12.82	575,832	1.5	11.85
$4.22 – $15.00	4,703,722	4.4	$11.53	1,703,722	2.6	$8.95

Based on the closing market price of the Company’s Class A common stock on December 31, 2016, the aggregate intrinsic value of the Company’s options was as follows:

	Options Outstanding	Options Exercisable
	(in thousands)
Aggregate Intrinsic Value	$4,166	$4,166

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

Phantom Class B units and Phantom Delayed Exchange Class B units issued pursuant to the Bonus Plan, which vest ratably over four years, are summarized as follows:

	For the Years Ended December 31,
	2016		2015		2014
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	28,607	$7.95	71,688	$6.63	109,665	$5.32
Phantom Delayed Exchange Class B Units Issued[1]	367,214	6.30	—	—	—	—
Phantom Class B Units Issued	—	—	—	—	22,959	11.76
Vesting of Phantom Delayed Exchange Class B Units[1]	(37,384)	5.12	—	—	—	—
Vesting of Phantom Class B Units	(22,868)	7.00	(43,081)	5.75	(54,984)	6.09
Phantom Class B Units Forfeited	—	—	—	—	(5,952)	7.35
Ending Balance	335,569	$6.52	28,607	$7.95	71,688	$6.63

1
Represents phantom Delayed Exchange Class B units issued under the 2006 Equity Incentive Plan. These phantom units vest ratably over four years, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until seven years after the date they vest. These units are also not entitled to any benefits under the Tax Receivable Agreement between the Company and members of the operating company.

Phantom Class B units issued pursuant to the 2006 Equity Incentive Plan, which vest ratably over 10 years and are not eligible to receive dividends or dividend equivalents until vested, are summarized as follows:

	For the Years Ended December 31,
	2016		2015		2014
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	3,066,325	$4.94	3,476,934	$4.92	4,499,386	$4.68
Phantom Class B Units Issued	—	—	14,060	7.11	102,110	7.62
Vesting of Phantom Class B Units	(418,669)	4.79	(424,669)	4.83	(423,263)	4.83
Phantom Class B Units Forfeited	(48,000)	7.62	—	—	(701,299)	3.85
Ending Balance	2,599,656	$4.92	3,066,325	$4.94	3,476,934	$4.92

For the years ended December 31, 2016 and 2015, no delayed-vesting cash awards were issued. For the year ended December 31, 2014, the Company awarded $1.0 million in delayed-vesting cash awards issued to certain members. These delayed-vesting cash awards had varying vesting schedules with $0.6 million paid during 2014 and $0.4 million paid in 2015.

As of December 31, 2016 and 2015, the Company had approximately $30.0 million and $31.8 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan; Class B units, option grants, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

As of December 31, 2016, the total units and shares remaining available for future issuance under the compensation plans are as follows:

Plan	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Pzena Investment Management, LLC 2006 Equity Incentive Plan	8,421,828
Pzena Investment Management, Inc. 2007 Equity Incentive Plan	2,401,679
Total	10,823,507

Note 4 — Employee Benefit Plans

The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law. The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan. During the years ended December 31, 2016, 2015, and 2014, the expense recognized in connection with this plan was $0.8 million, $0.8 million, and $0.8 million, respectively.

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

For the years ended December 31, 2016, 2015, and 2014, the Company’s basic earnings per share was determined as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands, except share and per share amounts)
Net Income Allocated to:
Class A Common Stock	$16,164	$7,665	$8,100
Participating Shares of Restricted Class A Common Stock	15	14	—
Net Income for Basic Earnings Per Share	$16,179	$7,679	$8,100

Basic Weighted-Average Shares Outstanding	15,945,275	13,989,589	12,628,676
Add: Participating Shares of Restricted Class A Common Stock[1]	17,627	24,630	—
Total Basic Weighted-Average Shares Outstanding	15,962,902	14,014,219	12,628,676
Basic Earnings per Share	$1.01	$0.55	$0.64

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

For the years ended December 31, 2016, 2015, and 2014, the Company’s diluted net income was determined as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$37,065	$41,562	$47,026
Less: Assumed Corporate Income Taxes	13,644	15,432	19,441
Assumed After-Tax Income of Pzena Investment Management, LLC	23,421	26,130	27,585
Net Income of Pzena Investment Management, Inc	16,179	7,679	8,100
Diluted Net Income	$39,600	$33,809	$35,685

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

For the years ended December 31, 2016, 2015, and 2014, the Company’s diluted earnings per share were determined as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$39,561	$33,751	35,606
Participating Shares of Restricted Class A Common Stock	15	14	—
Participating Class B Units	24	44	79
Total Diluted Net Income Attributable to Shareholders	$39,600	$33,809	$35,685
Basic Weighted-Average Shares Outstanding	15,962,902	14,014,219	12,628,676
Dilutive Effect of Class B Units	51,289,167	52,072,070	52,418,097
Dilutive Effect of Options[1]	326,145	555,940	915,893
Dilutive Effect of Phantom Units	1,189,273	1,349,050	1,648,210
Dilutive Effect of Restricted Shares of Class A Common Stock[2]	40,628	51,760	42,599
Dilutive Weighted-Average Shares Outstanding	68,808,115	68,043,039	67,653,475
Add: Participating Class B Units[3]	41,057	83,747	144,049
Total Dilutive Weighted-Average Shares Outstanding	68,849,172	68,126,786	67,797,524
Diluted Earnings per Share	$0.58	$0.50	$0.53

1	Represents the dilutive effect of options to purchase Class B units and Class A common stock.

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

Approximately 0.6 million options to purchase Class B units and 3.0 million contingent options to purchase Class A common stock were excluded from the calculation of diluted earnings per share for both the years ended December 31, 2016 and 2015, as their inclusion would have had an antidilutive effect based on current market prices. For the year ended December 31, 2014, approximately 0.7 million options to purchase Class B units were excluded from the calculation, as their inclusion would have had an antidilutive effect for the period based on market prices.

Note 6 — Shareholders’ Equity

The Company functions as the sole managing member of the operating company. As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income. Class A and Class B units of the operating company have the same economic rights per unit. As of December 31, 2016, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 25.6% and 74.4%, respectively, of the economic interests in the operations of the business. As of December 31, 2015, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 22.6% and 77.4%, respectively, of the economic interests in the operations of the business.

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

On December 22, 2016, May 12, 2016, July 27, 2015, and July 31, 2014, certain of the operating company’s members exchanged an aggregate of 1,056,929, 1,369,811, 2,772,171, and 1,150,060, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company. These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 6 — Shareholders' Equity (Continued)

The incremental assets and liabilities assumed in the exchanges were recorded on December 22, 2016, May 12, 2016, July 27, 2015 and July 31, 2014 as follows:

	December 22, 2016	May 12, 2016	July 27, 2015	July 31, 2014
	(in thousands)
Pzena Investment Management, LLC Members' Capital	$14,282	$18,545	$37,760	$16,142
Pzena Investment Management, LLC Accumulated Deficit	(13,299)	(17,475)	(35,482)	(15,284)
Realizable Deferred Tax Asset	1,130	1,244	3,301	1,272
Net Tax Receivable Liability to Converting Unitholders	(961)	(1,058)	(2,806)	(1,081)
Total	$1,152	$1,256	$2,773	$1,049
Common Stock, at Par	$10	$13	$28	$11
Additional Paid-in Capital	1,142	1,243	2,745	1,038
Total	$1,152	$1,256	$2,773	$1,049

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

During the year ended December 31, 2016, the Company purchased and retired 339,939 shares of Class A common stock and 72,860 Class B units at an average price per share of $7.88 and $10.72, respectively. During the year ended December 31, 2015, the Company purchased and retired 629,174 shares of Class A common stock and 192,406 Class B units at an average price per share of $9.18 and $10.52, respectively. During the year ended December 31, 2014, the Company purchased and retired 360,279 shares of Class A common stock and 89,503 Class B units at an average price per share of $9.70 and $10.07, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

During the years ended December 31, 2016 and 2015, 87,563 and 78,093 Delayed Exchange Class B units were issued for approximately $0.4 million and $0.4 million in cash, respectively, to certain employee members pursuant to the 2006 Equity Incentive Plan. No units were issued for cash during the year ended 2014.

Note 7 — Non-Controlling Interests

Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$37,065	$41,562	$47,026
Non-Controlling Interests of Consolidated Subsidiaries	407	(2,238)	(92)
Non-Controlling Interests	$37,472	$39,324	$46,934

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as redemptions by investors in the Company’s consolidated subsidiaries.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8 — Investments

The following is a summary of Investments:

	As of
	December 31, 2016	December 31, 2015
	(in thousands)
Investment securities, trading
Equity Securities	$14,323	$25,739
Total investment securities, trading	$14,323	$25,739
Investments in equity method investees	7,987	1,713
Total	$22,310	$27,452

Investment Securities, Trading

Investments, at Fair Value consisted of the following at December 31, 2016:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$13,105	$1,218	$14,323
Total	$13,105	$1,218	$14,323

Securities Sold Short, at Fair Value consisted of the following at December 31, 2016:

	Cost	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Securities Sold Short	$2,646	$(24)	$2,622
Total	$2,646	$(24)	$2,622

Investments, at Fair Value consisted of the following at December 31, 2015:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$30,029	$(4,290)	$25,739
Total	$30,029	$(4,290)	$25,739

Securities Sold Short, at Fair Value consisted of the following at December 31, 2015:

	Cost	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Securities Sold Short	$2,391	$(160)	$2,231
Total	$2,391	$(160)	$2,231

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies. The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds. The Company holds a non-controlling interest and

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 8 — Investments (Continued)

exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Investments on the consolidated statements of financial condition. On July 11, 2016, due to additional subscriptions into the Pzena Small Cap Value Fund, the Company's ownership decreased to 36.1%. As the entity was no longer deemed to control the fund, the Company deconsolidated the entity, removed the related assets, liabilities and non-controlling interest from its balance sheet and classified the Company's remaining investment as an equity method investment. As of December 31, 2016, the Company's investments range between 2% and 23% of the capital of these entities and have an aggregate carrying value of $8.0 million. As of December 31, 2015, prior to the adoption of ASU 2015-02, the Company owned approximately 4.4% of the private investment partnership with a carrying value of $1.7 million.

Note 9 — Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	December 31, 2016	December 31, 2015
	(in thousands)
Leasehold Improvements	$6,832	$6,826
Furniture and Fixtures	1,190	1,190
Computer Hardware	756	689
Computer Software	238	220
Office Equipment	209	180
Total	9,225	9,105
Less: Accumulated Depreciation and Amortization	(2,260)	(1,202)
Total	$6,965	$7,903

During the year ended December 31, 2015, the Company moved to its new corporate headquarters, as discussed further in Note 11—Commitments and Contingencies, and began depreciating approximately $6.8 million in leasehold improvements and $1.2 million in furniture and fixtures related to this new office space. The Company recognized a $0.4 million loss on the disposal of fixed assets associated with the retirement of assets in our former corporate headquarters, which is included in general and administrative expense. No such losses were recognized during the years ended December 31, 2016 and 2014.

Depreciation is included in general and administrative expense and totaled $1.1 million, $0.8 million, and $0.2 million for each of the years ended December 31, 2016, 2015, and 2014, respectively.

Note 10 — Related Party Transactions

For the years ended December 31, 2016, 2015, and 2014, the Company earned $0.3 million, $3.2 million, and $2.8 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company.

At December 31, 2015, the Company had approximately $0.1 million remaining of advances to an international investment company for organization and start-up costs, which are included in receivable from related parties on the consolidated statements of financial condition. The Company is the sponsor and investment manager of this entity. At December 31, 2016, the Company had no remaining advances outstanding.

During the year ended December 31, 2016 and 2015, the Company offered loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting. Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by units held by the employee. These loans are full recourse in nature and totaled $0.9 million and $0.8 million at December 31, 2016 and 2015, respectively.

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

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 10 — Related Party Transactions (Continued)

The Company recognized $1.1 million of such expenses for both the years ended December 31, 2016 and 2015, and $0.6 million for the year ended December 31, 2014.

The operating company manages the personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its Executive Vice President. The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest. Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors. The operating company also manages the personal funds of some of its employees’ family members. Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history. The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.7 million in each of the years 2016, 2015, and 2014. The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was approximately $0.1 million in each of the years 2016, 2015, and 2014.

Pursuant to a tax receivable agreement signed between the members of the operating company and the Company, 85% of the cash savings generated by tax elections discussed in Note 12 — Income Taxes, are distributed to the selling and converting shareholders upon the realization of this benefit. For the years ended December 31, 2016 and 2015, $0.8 million and $0.9 million, respectively, of such payments were made to certain directors, executive officers and employees of the Company.

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

During the year ended December 31, 2015, the Company moved to its new corporate headquarters. The new office space is leased under a non-cancellable operating lease agreement that expires on December 31, 2025. The Company reflects minimum lease expense for its headquarters on a straight-line basis over the lease term. During September 2016, the Company terminated its five-year sublease agreement which commenced on May 1, 2015. The Company entered into a new four-year sublease agreement commencing on October 1, 2016 that is cancellable by either the Company or sublessee given appropriate notice after the thirty-first month following the commencement of the sublease agreement. Sublease income will continue to decrease annual lease expense by approximately $0.4 million per year.

The Company's former headquarters were leased under a non-cancellable operating lease agreement which expired on October 31, 2015. The Company reflected minimum lease expense for its headquarters on a straight-line basis over the lease term. During the year ended December 31, 2011, the Company entered into a non-cancellable sublease agreement for certain excess office space associated with its operating lease agreement. The sublease agreement also expired on October 31, 2015. During the year ended December 31, 2015, $1.0 million in losses for the remaining rent and expected disposal costs and $0.4 million of non-recurring rent expense associated with exiting the former headquarters were recognized in general and administrative expense. During the year ended December 31, 2014, the Company recognized $0.4 million in lease expenses associated with its new corporate headquarters.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 11 — Commitments and Contingencies (Continued)

Lease expenses, including the losses and expenses recorded during 2015 and 2014 which we do not expect to recur, were $1.9 million, $3.2 million, and $2.0 million, respectively, for the years ended December 31, 2016, 2015, and 2014 and are included in general and administrative expense. Lease expense for each of the years ended December 31, 2016 and 2015, was net of $0.4 million in sublease income. Future minimum lease payments are as follows:

Year Ending December 31,	Minimum Payments(1)
(in thousands)
2017	1,979
2018	1,979
2019	1,979
2020	1,979
2021	1,979
2022 and thereafter	7,917
Total	$17,812

(1) Amounts have not been reduced by future minimum sublease payments of $0.8 million due under the two years, seven months non-cancellable sublease agreement.

Note 12 — Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. Neither it nor the Company’s other consolidated subsidiaries have made a provision for federal or state income taxes because it is the individual responsibility of each of these entities’ members (including the Company) to separately report their proportionate share of the respective entity’s taxable income or loss. The operating company has made a provision for New York City UBT and its U.K. consolidated subsidiary has made a provision for U.K. corporate taxes. The Company, as a “C” corporation under the Internal Revenue Code, is liable for federal, state and local taxes on the income derived from its economic interest in its operating company, which is net of UBT and U.K. taxes. Correspondingly, in its consolidated financial statements, the Company reports both the operating company’s provision for UBT and U.K. taxes, as well as its provision for federal, state and local corporate taxes. The components of the income tax (benefit)/ expense are as follows:

	For the Year Ended December 31,
	2016[1]	2015	2014
	(in thousands)
Current Provision:
Unincorporated and Other Business Taxes	$1,583	$2,204	$2,938
Local Corporate Tax	—	—	—
State Corporate Tax	—	—	—
Federal Corporate Tax	—	—	—
Total Current Provision	$1,583	$2,204	$2,938
Deferred Provision:
Unincorporated and Other Business Taxes	$5	$24	$15
Local Corporate Tax	258	321	391
State Corporate Tax	199	200	731
Federal Corporate Tax	3,478	3,639	3,087
Total Deferred Provision	$3,940	$4,184	$4,224
Change in Valuation Allowance	(61,942)	(1,274)	(6,174)
Net Adjustment to Deferred Tax Asset[2]	1,944	—	895
Total Income Tax (Benefit)/ Expense	$(54,475)	$5,114	$1,883

[1]
During the year ended December 31, 2016, the operating company recognized a $0.7 million tax benefit associated with the reversal of uncertain tax position liabilities and interest related to unincorporated and other business tax expenses.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 12 — Income Taxes (Continued)

[2]
During 2016 and 2014, the Company recognized the net impact of the changes in the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with the changes in expected future tax benefits.

A reconciliation between the provision for income taxes reported for financial reporting purposes, and the application of the statutory U.S. Federal tax rate to the reported income before income taxes for the years ended December 31, 2016, 2015, and 2014, were as follows:

	For the Year Ended December 31,
	2016		2015		2014
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(in thousands, except % amounts)
Federal Corporate Tax	$(280)	34.0%	$17,720	34.0%	$19,352	34.0%
State and Local Corporate Tax, net of Federal Benefit	457	(55.5)%	1,631	3.1%	4,178	7.3%
Unincorporated and Other Business Tax[1]	1,048	(127.2)%	1,401	2.7%	1,732	3.1%
Non-Controlling Interests	(12,740)	1,546.2%	(14,601)	(28.0)%	(19,403)	(34.1)%
Increase/(Decrease) in Liability to Selling and Converting Shareholders	17,490	(2,122.6)%	144	0.3%	1,417	2.5%
Deferred Income Tax Valuation Allowance	(61,942)	7,517.2%	(1,274)	(2.5)%	(6,174)	(10.9)%
Operating Loss Carryforward	(596)	72.3%	(334)	(0.6)%	(625)	(1.1)%
Net Adjustment to Deferred Tax Asset [2]	1,944	(235.9)%	—	—%	895	1.6%
Other	144	(17.5)%	427	0.8%	511	0.9%
Income Tax Expense	$(54,475)	6,611.0%	$5,114	9.8%	$1,883	3.3%

[1]
During the year ended December 31, 2016, the operating company recognized a $0.7 million tax benefit associated with the reversal of uncertain tax position liabilities and interest related to unincorporated and other business tax expenses.

[2]	During 2016 and 2014, the Company recognized adjustments to the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with a change in the effective tax rate.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2016 and 2015 are as follows:

For the Year Ended December 31, 2016
(in thousands)
Balance at December 31, 2015	$2,318
Decreases Related to Prior Year Tax Positions	(664)
Increases Related to Current Year Tax Positions	1,210
Decreases Related to Settlements with Taxing Authorities	(62)
Balance at December 31, 2016	$2,802

For the Year Ended December 31, 2015
(in thousands)
Balance at December 31, 2014	$1,100
Increases Related to Current Year Tax Positions	1,218
Balance at December 31, 2015	$2,318

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 12 — Income Taxes (Continued)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Income Tax (Benefit)/ Expense on the consolidated statements of operations. As of December 31, 2016 and 2015, the Company had $2.8 million and $2.3 million in unrecognized tax benefits, that, if recognized, would affect the provision for income taxes. As of December 31, 2016, the Company had interest related to unrecognized tax benefits of $0.3 million. As of December 31, 2015, no such accruals were recorded. As a result of legislative changes, changes in judgment related to recognition or measurement, or potential settlements with taxing authorities, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $2.1 million.

The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2012. All tax years subsequent to, and including, 2012 are considered open and subject to examination by tax authorities.

As of both December 31, 2016 and 2015, the Company had available for U.S. Federal income tax reporting purposes, a net operating loss carryforward of $10.2 million, which expires in varying amounts during the tax years 2028 through 2035.

As of December 31, 2016, included in net operating losses are approximately $3.7 million of deductions for excess stock- and unit- based transactions. The $1.4 million of tax benefit associated with these deductions will be credited to Additional Paid-In Capital when such deductions reduce taxes payable. Although these net operating losses are included in the total carryforward amount, they are not reflected in the table of deferred tax assets as the excess tax benefits are not yet realized.

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

As discussed in Note 6, Shareholders’ Equity, on December 22, 2016, May 12, 2016, July 27, 2015, and July 31, 2014, certain of the operating company’s members exchanged an aggregate of 1,056,929, 1,369,811, 2,772,171, and 1,150,060, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company. The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754. Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $5.5 million deferred tax asset and corresponding $4.7 million liability to converting shareholders on December 22, 2016, a $6.1 million deferred tax asset and corresponding $5.2 million liability on May 12, 2016, a $14.3 million deferred tax asset and a corresponding $12.2 million liability on July 27, 2015, a $6.0 million deferred tax asset and a corresponding $5.1 million liability to converting shareholders on July 31, 2014. The Company assessed the realizability of the deferred tax asset associated with each of these exchanges and determined that a portion of each of their benefits would go unutilized. Consequently, the Company established a $4.4 million, a $4.9 million, a $11.0 million, and a $4.7 million valuation allowance on December 22, 2016, May 12, 2016, July 27, 2015, and July 31, 2014, respectively, to reduce the deferred tax asset to an amount more likely than not to be realized. These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years. The Company similarly reduced the associated liability to selling and converting shareholders by $3.7 million, $4.1 million, $9.4 million, and $4.0 million, at December 22, 2016, May 12, 2016, July 27, 2015, and July 31, 2014, respectively, to reflect this change in the estimated realization of these assets. As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

After giving effect to the exchanges discussed earlier, as of December 31, 2016, the Company evaluated the need for the valuation allowance associated with the Section 754 tax elections as assets under management ("AUM") returned to pre-financial crisis levels, and brought revenue projections to a point at which the Company would generate sufficient taxable income to realize its deferred tax asset. Other positive evidence reviewed included: (i) the general positive economic

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 12 — Income Taxes (Continued)

environment, which has been reflected in stock markets and had a corresponding impact on AUM and revenue levels; (ii) performance records of almost all of the Company's strategies with 1, 3, and 5 year records that outperformed vs. their relevant benchmarks; (iii) the accelerating positive trends affecting the asset management industry in particular; (iv) the Company's history of positive operating and taxable income since 2007; and (v) the Company has no history of tax benefits expiring unused. These factors were moderated by negative evidence reviewed which included: (i) a high concentration of AUM in the three top client relationships; (ii) the difficulty of projecting AUM in the current volatile environment; (iii) market and competitive pressures in recent years that have created a trend towards lower management fees in the asset management industry; and (iv) the size and expected timing of Section 754 amortization and NOL carryovers.

As of December 31, 2016, the Company concluded that, after weighing both the positive and negative evidence, it is more-likely-than-not that it will generate sufficient taxable income in the future to realize its deferred tax asset. The reversal of the valuation allowance is based primarily upon the Company's sustained profitability in certain tax jurisdictions as well as projections of future assets under management levels. As a result of this reversal, the Company's deferred tax asset is $73.4 million as of December 31, 2016. If evidence in future periods changes such that it is more-likely-than-not that part or all of the net deferred tax asset will not be realized, the Company will reestablish a valuation allowance at that time. To reflect this change in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $51.4 million for the year ended December 31, 2016. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the Income Tax (Benefit)/ Expense and Other Income/ (Expense), respectively, on the consolidated statements of operations.

During the year ended December 31, 2015, after giving effect to the exchanges discussed earlier, the Company’s valuation allowance was reduced by approximately $1.3 million due to revised estimates of future taxable income. To reflect this change in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $0.4 million for the year ended December 31, 2015. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the income tax expense and other expense, respectively, on the consolidated statements of operations. As of December 31, 2015, the net values of all deferred tax assets were approximately $15.0 million.

The change in the Company’s deferred tax assets, net of valuation allowance, for the year ended December 31, 2016, is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2015	$64,877	$4,086	$(53,968)	$14,995
Deferred Tax (Expense)/Benefit	(4,854)	1,284	—	(3,570)
Unit Exchange	11,605	—	(9,231)	2,374
Change in Valuation Allowance	—	—	61,942	61,942
Operating Loss Carryforward	—	(356)	—	(356)
Net Adjustment to Deferred Tax Asset[1]	(3,201)	—	1,257	(1,944)
Balance at December 31, 2016	$68,427	$5,014	$—	$73,441

1 During 2016, the Company recognized adjustments to the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with a change in the effective tax rate.

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the year ended December 31, 2016, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2015	$(4)
Deferred Tax Expense	3
Balance at December 31, 2016	$(1)

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 12 — Income Taxes (Continued)

The change in the Company’s deferred tax assets, net of valuation allowance, for the year ended December 31, 2015 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2014	$54,783	$4,074	$(44,239)	$14,618
Deferred Tax (Expense)/Benefit	(4,210)	346	—	(3,864)
Unit Exchanges	14,304	—	(11,003)	3,301
Change in Valuation Allowance	—	—	1,274	1,274
Operating Loss Carryforward	—	(334)	—	(334)
Balance at December 31, 2015	$64,877	$4,086	$(53,968)	$14,995

The change in the Company’s deferred tax liabilities for the year ended December 31, 2015 is summarized as follows:

Total
(in thousands)
Balance at December 31, 2014	$(18)
Deferred Tax Expense	14
Balance at December 31, 2015	$(4)

As of December 31, 2016 and 2015, the net values of the liability to selling and converting shareholders were approximately $65.5 million and $15.1 million, respectively. The change in the Company’s liability to selling and converting shareholders for the years ended December 31, 2016 and 2015, is summarized as follows:

	For the Year Ended December 31,
	2016	2015
	(in thousands)
Beginning Balance	$15,075	$15,358
Change in Liability	51,442	423
Unit Exchanges	2,018	2,806
Tax Receivable Agreement Payments	(3,050)	(3,512)
Ending Balance	$65,485	$15,075

Note 13 — Quarterly Results of Operations (unaudited)

Unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 are summarized below:

	For the Quarter Ended 2016
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts) (unaudited)
Total Revenue	$29,073	$26,990	$26,435	$25,838
Operating Income	13,709	11,952	11,261	10,296
Net Income	$10,986	$2,165	$1,406	$1,622
Basic Earnings Per Share	$0.67	$0.13	$0.09	$0.11
Diluted Earnings Per Share	$0.27	$0.12	$0.09	$0.10

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

	For the Quarter Ended 2015
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts) (unaudited)
Total Revenue	$27,672	$30,772	$29,510	$28,653
Operating Income	12,986	16,231	13,220	12,980
Net Income	$2,213	$1,922	$1,922	$1,622
Basic Earnings Per Share	$0.14	$0.13	$0.15	$0.12
Diluted Earnings Per Share	$0.12	$0.13	$0.13	$0.12

Note 14 — Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

On February 7, 2017, the Company declared a year-end dividend of $0.28 per share of its Class A common stock which was paid on March 3, 2017 to holders of record on February 17, 2017.