Form 10-Q
period 2017-09-30
Pzena Investment Management, Inc.
filed 2017-11-03
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2017, there were 17,302,029 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.
As of November 2, 2017, there were 51,237,519 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.
FORM 10-Q

		Page
	PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc. as of September 30, 2017 (unaudited) and December 31, 2016	1
	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2017 and 2016	2
	Consolidated Statements of Comprehensive Income (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2017 and 2016	3
	Consolidated Statement of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Nine Months Ended September 30, 2017 and 2016	4
	Consolidated Statements of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2017 and 2016	5
	Notes to the Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	44

	PART II — OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6.	Exhibits	46

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and Cash Equivalents ($3,399 and $3,258)[1]	$47,910	$43,522
Restricted Cash	4,590	3,636
Due from Broker ($128 and $0)[1]	128	842
Advisory Fees Receivable	31,906	26,326
Investments in Marketable Securities, at Fair Value ($5,456 and $3,174)[1]	20,254	14,323
Equity Method Investments	7,955	7,987
Receivable from Related Parties	1,470	1,008
Other Receivables ($17 and $9)[1]	116	302
Prepaid Expenses and Other Assets	709	769
Deferred Tax Asset	70,417	73,441
Property and Equipment, Net of Accumulated Depreciation of $2,796 and $2,260, respectively	6,424	6,965
TOTAL ASSETS	$191,879	$179,121
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses ($12 and $18)[1]	$24,822	$24,648
Due to Broker ($570 and $3)[1]	571	17
Securities Sold Short, at Fair Value	3,586	2,622
Liability to Selling and Converting Shareholders	65,485	65,485
Deferred Compensation Liability	3,145	4,157
Other Liabilities	704	858
TOTAL LIABILITIES	98,313	97,787
Commitments and Contingencies (see Note 12)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 17,285,307 and 17,340,090 Shares Issued and Outstanding in 2017 and 2016, respectively)	172	173
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 51,131,080 and 50,461,598 Shares Issued and Outstanding in 2017 and 2016, respectively)	—	—
Additional Paid-In Capital	7,056	5,996
Retained Earnings	25,778	22,349
Accumulated Other Comprehensive Loss	1	(25)
Total Pzena Investment Management, Inc.'s Equity	33,007	28,493
Non-Controlling Interests	60,559	52,841
TOTAL EQUITY	93,566	81,334
TOTAL LIABILITIES AND EQUITY	$191,879	$179,121

1
Asset and liability amounts in parentheses represent the aggregated balances at September 30, 2017 and December 31, 2016 attributable to Pzena International Value Service (a series of Pzena Investment Management International, LLC) and Pzena Investment Management Special Situations, LLC, which were variable interest entities as of September 30, 2017 and December 31, 2016, respectively.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE	$36,229	$26,990	$102,386	$79,263
EXPENSES
Compensation and Benefits Expense	14,763	11,767	44,681	35,964
General and Administrative Expense	3,062	3,271	9,585	9,790
Total Operating Expenses	17,825	15,038	54,266	45,754
Operating Income	18,404	11,952	48,120	33,509
OTHER INCOME
Interest Income	76	12	106	69
Dividend Income	117	84	318	258
Net Realized and Unrealized Gains from Investments	626	880	1,719	493
Equity in Earnings of Affiliates	428	653	1,083	638
Change in Liability to Selling and Converting Shareholders	—	(1,200)	—	(1,378)
Other Income	59	11	178	(15)
Total Other Income	1,306	440	3,404	65
Income Before Income Taxes	19,710	12,392	51,524	33,574
Income Tax Expense	2,493	471	6,460	2,938
Net Income	17,217	11,921	45,064	30,636
Less: Net Income Attributable to Non-Controlling Interests	14,228	9,756	37,110	25,443
Net Income Attributable to Pzena Investment Management, Inc.	$2,989	$2,165	$7,954	$5,193

Net Income for Basic Earnings per Share	$2,989	$2,165	$7,954	$5,193
Basic Earnings per Share	$0.17	$0.13	$0.46	$0.33
Basic Weighted Average Shares Outstanding[1]	17,285,307	16,390,298	17,319,948	15,807,340

Net Income for Diluted Earnings per Share	$11,862	$8,192	$31,077	$21,167
Diluted Earnings per Share	$0.17	$0.12	$0.44	$0.31
Diluted Weighted Average Shares Outstanding[1]	70,763,213	68,656,042	70,845,892	68,609,667

Cash Dividends per Share of Class A Common Stock	$0.03	$0.03	$0.34	$0.38

[1]
The Company issues restricted shares of Class A common stock and restricted Class B units that have non-forfeitable dividend rights. Under the "two-class method," these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME	$17,217	$11,921	$45,064	$30,636
OTHER COMPREHENSIVE GAIN/ (LOSS)
Foreign Currency Translation Adjustment	48	(16)	104	(57)
Total Other Comprehensive Gain/ (Loss)	48	(16)	104	(57)
Comprehensive Income	17,265	11,905	45,168	30,579
Less: Comprehensive Income Attributable to Non-Controlling Interests	14,264	9,744	37,188	25,400
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$3,001	$2,161	$7,980	$5,179

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2016	17,340,090	50,461,598	$173	$5,996	$(25)	$22,349	$52,841	$81,334
Adjustment for the Cumulative Effect of Applying ASU 2016-09	—	—	—	—	—	1,377	—	1,377
Adjusted Balance at January 1, 2017	17,340,090	50,461,598	173	5,996	(25)	23,726	52,841	82,711
Amortization of Non-Cash Compensation	24,934	22,410	—	801	—	—	2,340	3,141
Issuance of Shares under Equity Incentive Plan	—	620,543	—	1,118	—	—	3,295	4,413
Sale of Shares under Equity Incentive Plan	—	29,426	—	47	—	—	140	187
Directors' Share Grants	—	—	—	96	—	—	286	382
Net Income	—	—	—	—	—	7,954	37,110	45,064
Foreign Currency Translation Adjustments	—	—	—	—	26	—	78	104
Repurchase and Retirement of Class A Common Stock	(79,717)	—	(1)	(707)	—	—	—	(708)
Repurchase and Retirement of Class B Units	—	(2,897)	—	(10)	—	—	(29)	(39)
Class A Cash Dividends Declared and Paid ($0.34 per share)	—	—	—	—	—	(5,902)	—	(5,902)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	4,054	4,054
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(39,841)	(39,841)
Other	—	—	—	(285)	—	—	285	—
Balance at September 30, 2017	17,285,307	51,131,080	$172	$7,056	$1	$25,778	$60,559	$93,566

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2015	15,218,355	52,089,472	$152	$5,819	$(2)	$12,453	$67,040	$85,462
Adjustment for the Cumulative Effect of Applying ASU 2015-02	—	—	—	—	—	—	(10,835)	(10,835)
Adjusted Balance at January 1, 2016	15,218,355	52,089,472	152	5,819	(2)	12,453	56,205	74,627
Unit Conversion	1,369,811	(1,369,811)	14	1,243	—	—	(1,071)	186
Amortization of Non-Cash Compensation	24,934	22,723	—	518	—	—	1,551	2,069
Sale of Shares under Equity Incentive Plan	—	81,871	—	91	—	—	286	377
Directors' Shares	—	—	—	87	—	—	289	376
Net Income	—	—	—	—	—	5,193	25,443	30,636
Foreign Currency Translation Adjustments	—	—	—	—	(14)	—	(43)	(57)
Option Exercise	—	24,027	—	12	—	—	39	51
Repurchase and Retirement of Class A Common Stock	(258,279)	—	(2)	(2,005)	—	—	—	(2,007)
Repurchase and Retirement of Class B Units	—	(8,574)	—	(16)	—	—	(50)	(66)
Class A Cash Dividends Declared and Paid ($0.38 per share)	—	—	—	—	—	(5,794)	—	(5,794)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	584	584
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(39,695)	(39,695)
Effect of Deconsolidation	—	—	—	—	—	—	(80)	(80)
Other	—	—	—	(281)	—	—	281	—
Balance at September 30, 2016	16,354,821	50,839,708	$164	$5,468	$(16)	$11,852	$43,739	$61,207
See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
OPERATING ACTIVITIES
Net Income	$17,217	$11,921	$45,064	$30,636
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	256	263	757	802
Loss on Disposal of Fixed Assets	—	—	6	—
Non-Cash Compensation	2,937	1,765	7,868	4,947
Directors' Share Grants	100	99	382	376
Net Realized and Unrealized (Gains)/ Losses from Investments	(626)	(880)	(1,719)	(493)
Equity in (Earnings)/ Losses of Affiliates	(428)	(653)	(1,083)	(638)
Foreign Currency Translation Adjustments	48	(16)	104	(57)
Change in Liability to Selling and Converting Shareholders	—	1,200	—	1,378
Deferred Income Taxes	1,744	(282)	4,400	1,215
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(2,182)	(4,067)	(5,580)	(3,336)
Due from Broker	692	294	749	(41)
Restricted Cash	(292)	(41)	(954)	45
Prepaid Expenses and Other Assets	164	219	246	(3)
Due to Broker	(37)	(91)	554	254
Accounts Payable, Accrued Expenses, and Other Liabilities	4,678	5,066	(1,308)	9,433
Purchases of Equity Securities and Securities Sold Short	(8,265)	(6,857)	(33,456)	(20,218)
Proceeds from Equity Securities and Securities Sold Short	7,777	6,911	30,858	18,082
Net Cash Provided by Operating Activities	23,783	14,851	46,888	42,382
INVESTING ACTIVITIES
Purchases of Investments	(129)	(225)	(614)	(2,097)
Proceeds from Sale of Investments	718	220	1,047	2,383
Payments from/ (to) Related Parties	15	217	(462)	(76)
Purchases of Property and Equipment	(177)	—	(222)	(95)
Net Cash Provided by/ (Used in) Investing Activities	427	212	(251)	115
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	—	(501)	(708)	(2,007)
Repurchase and Retirement of Class B Units	—	—	(39)	(66)
Sale of Shares under Equity Incentive Plan	107	55	187	377
Option Exercise	—	51	—	51
Distributions to Non-Controlling Interests	(11,052)	(7,993)	(39,841)	(39,695)
Contributions from Non-Controlling Interests	415	115	4,054	584
Dividends	(519)	(491)	(5,902)	(5,794)
Net Cash Used in Financing Activities	(11,049)	(8,764)	(42,249)	(46,550)
NET CHANGE IN CASH	$13,161	$6,299	$4,388	$(4,053)
CASH AND CASH EQUIVALENTS - Beginning of Period	$34,749	$24,838	$43,522	$35,417
Adjustment for the Cumulative Effect of Applying ASU 2015-02		—	—	(227)
Effect of Deconsolidation	—	(75)	—	(75)
Net Change in Cash	13,161	6,299	4,388	(4,053)
CASH AND CASH EQUIVALENTS - End of Period	$47,910	$31,062	$47,910	$31,062
Supplementary Cash Flow Information:
Issuances of Shares under Equity Incentive Plan	$—	$—	$4,413	$—
Income Taxes Paid	$253	$295	$797	$665

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

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of September 30, 2017, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company, through its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of September 30, 2017:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	September 30, 2017
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena International Value Service, a series of Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	67.2%
Pzena Long/Short Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	62.5%
Pzena Mid Cap Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (3/31/2014)	55.8%

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

During 2014, the Company provided the initial cash investment for three Pzena mutual funds in an effort to generate an investment performance track record to attract third-party investors. During 2016, the Company provided the initial cash investment for the launch of a fourth Pzena mutual fund: the Pzena Small Cap Value Fund. Due to their series fund structure, registration, and compliance with the requirements of the Investment Company Act of 1940, these funds are analyzed for consolidation under the voting interest model. As a result of the Company's initial interests, it consolidated the Pzena Mid Cap Value Fund, Pzena Long/Short Value Fund, Pzena Emerging Markets Value Fund, and Pzena Small Cap Value Fund. On July 11, 2016, due to additional subscriptions into the Pzena Small Cap Value Fund, the Company's ownership decreased to 36.1%. As the entity was no longer deemed to control the fund, the Company deconsolidated the entity, removed the related assets, liabilities and non-controlling interest from its balance sheet and classified the Company's remaining investment as an equity method investment. Upon adoption of ASU No. 2015-02 as of January 1, 2016, the Company was deemed to not have a controlling interest in the Pzena Emerging Markets Value Fund. The Pzena Mid Cap Value Fund and Pzena Long/Short Value Fund will continue to be consolidated to the extent the Company has a majority ownership interest in them. At September 30, 2017, the aggregate of these funds' $12.5 million in net assets was included in the Company's consolidated statements of financial condition.

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC.  The operating company is considered the primary beneficiary of this entity. At September 30, 2017, Pzena International Value Service’s $4.9 million in net assets was included in the Company’s consolidated statements of financial condition.

These consolidated mutual funds and investment partnerships are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these mutual funds and investment partnerships pursuant to U.S. GAAP.

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company.  The total net assets of these VIEs was approximately $48.9 million and $44.3 million at September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016, in order to satisfy certain of the Company's obligations under its deferred compensation programs, the operating company had $2.5 million and $3.2 million in investments, respectively, in certain of these firm-sponsored vehicles, for which the Company was not deemed to be the primary beneficiary. The Company's exposure to risk in the non-consolidated VIEs is generally limited to any equity investment and any uncollected

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

management fees. As of September 30, 2017 and December 31, 2016, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $2.6 million and $3.3 million, respectively.

Accounting Pronouncements Adopted in 2017:

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The Company adopted ASU No. 2016-09 as of January 1, 2017. This standard requires excess tax benefits and tax deficiencies to be recorded in the consolidated statements of operations as a component of Income Tax Expense when equity awards vest or are settled. The Company is no longer required to delay recognition of an excess tax benefit until it reduces current taxes payable. The standard also requires excess tax benefits to be classified as operating activities along with other income tax cash flows within the consolidated statements of cash flows. In addition, ASU No. 2016-09 allows entities to make an accounting policy election to either estimate the number of forfeitures expected to occur, as was previously required, or to account for actual forfeitures as they occur. The Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on the applicable contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the AUM, as well as fulcrum fee arrangements.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned. In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually or quarterly.  Fulcrum fee arrangements require a reduction in the base fee, or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years.  Fulcrum fees are generally payable quarterly. Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, performance fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.  For the three and nine months ended September 30, 2017, the Company recognized $0.9 million and $1.6 million in performance fee income. The Company did not recognize performance fee income during three months ended September 30, 2016. For the nine months ended September 30, 2016 the Company recognized approximately $0.1 million in performance fee income. For the three months ended September 30, 2017, the Company did not recognize a reduction in base fees related to fulcrum fee arrangements. For the nine months ended September 30, 2017, the Company recognize a $0.1 million reduction in base fees related to fulcrum fee arrangements. For the three and nine months ended September 30, 2016, the Company recognized a $0.7 million reduction in base fees related to fulcrum fee arrangements.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Cash and Cash Equivalents:

At September 30, 2017 and December 31, 2016, Cash and Cash Equivalents was $47.9 million and $43.5 million, respectively.  The Company considers all highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.  The Company maintains its cash in bank deposits and other accounts whose balances often exceed federally insured limits.

Interest on cash and cash equivalents is recorded as Interest Income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

At September 30, 2017 and December 31, 2016, the Company had $4.6 million and $3.6 million, respectively, of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition.

Included in these balances at September 30, 2017 and December 31, 2016, is a $1.0 million letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.

Also included in these balances at September 30, 2017 and December 31, 2016, were amounts of cash collateral for margin accounts established by the Pzena Long/Short Value Fund required to maintain to support securities sold short, not yet purchased of $3.6 million and $2.6 million, respectively.

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

Securities Sold Short represents securities sold short, not yet purchased by the Pzena Long/Short Value Fund, which is consolidated with the Company's financial statements. Dividend expense associated with these investments is recognized in Other Income on an ex-dividend basis in the consolidated statements of operations.

All such investments are recorded at fair value, with net realized and unrealized gains and losses recognized as a component of Net Realized and Unrealized Gains from Investments in the consolidated statements of operations.

Investments in equity method investees

During the three and nine months ended September 30, 2017, the Company accounted for its investments in certain private investment partnerships, the Pzena Emerging Markets Value Fund, and the Pzena Small Cap Value Fund, each of which the Company has non-controlling interests and exercises significant influence, using the equity method. These investments are included in Equity Method Investments in the Company's consolidated statements of financial condition. The carrying value of these investments are recorded at the amount of capital reported by the private investment partnership or mutual fund. The capital account for each entity reflects any contributions paid to, distributions received from, and equity earnings of, the relevant entity. The earnings of these investments are recognized in Equity in Earnings of Affiliates in the consolidated statements of operations.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any. During the three and nine months ended September 30, 2017 and 2016, no impairment losses were recognized.

Securities Valuation:

Investments in equity securities and securities sold short for which market quotations are available are valued at the last reported price or closing price on the primary market or exchange on which they trade.  If no reported equity sales occurred on the valuation date, equity investments are valued at the bid price. Transactions are recorded on a trade date basis.

The net realized gain or loss on sales of equity securities and securities sold short is determined on a specific identification basis and is included in Net Realized and Unrealized Gains from Investments in the consolidated statements of operations.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from brokers, and advisory fees receivable.  The Company maintains its cash and cash equivalents in bank deposits and other accounts whose balances often exceed federally insured limits.

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions.  For both the three and nine months ended September 30, 2017, approximately 11.2% of the Company's advisory fees were generated from advisory agreements with one client relationship. For the three and nine months ended September 30, 2016, approximately 8.7% and 10.1% of the Company's advisory fees, respectively, were generated from advisory agreements with one client relationship. At September 30, 2017 and December 31, 2016, there was no allowance for doubtful accounts.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

The Company and its consolidated subsidiaries account for all U.S. federal, state, local, and U.K. taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  At September 30, 2017, the Company did not have a valuation allowance recorded against its deferred tax assets.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Foreign Currency:

The functional currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  A charge or credit is recorded to other comprehensive income/ (loss) to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary. Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations. For the three and nine months ended September 30, 2017 and 2016, the Company recorded less than $0.1 million and $0.1 million, respectively, of other comprehensive income associated with foreign currency translation adjustments.

Investment securities and other assets and liabilities denominated in foreign currencies are remeasured into U.S. Dollar amounts at the date of valuation.  Purchases and sales of investment securities, and income and expense items denominated in foreign currencies, are remeasured into U.S. Dollar amounts on the respective dates of such transactions.

The Company does not isolate the portion of the results of its operations resulting from the impact of fluctuations in foreign exchange rates on its non-U.S. investments.  Such fluctuations are included in Net Realized and Unrealized Gains from Investments in the consolidated statements of operations.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. In July 2015, the FASB postponed the effective date of this new guidance from January 1, 2017 to January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company anticipates that it will adopt ASU No. 2014-09 on January 1, 2018 using the modified retrospective method of transition, which requires a cumulative-effect adjustment as of the date of adoption. While we have not identified material changes in the timing of revenue recognition, we continue to evaluate the presentation of certain revenue related costs on a gross versus net basis as well as the additional disclosures required by the standard. However, based on current evaluations, the Company does not expect the adoption to have a material impact on its consolidated financial statements.

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cash Compensation and Other Benefits	$11,826	$10,002	$36,813	$31,017
Non-Cash Compensation	2,937	1,765	7,868	4,947
Total Compensation and Benefits Expense	$14,763	$11,767	$44,681	$35,964

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  No new non-cash compensation awards were issued during the three months ended September 30, 2017 and 2016. Details of non-cash compensation awards granted during the nine months ended September 30, 2017 and 2016 are as follows:

	For the Nine Months Ended September 30,
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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Pursuant to the 2006 Equity Incentive Plan, the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  The operating company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan. These Delayed Exchange Class B units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant. These Delayed Exchange Class B units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock and contingently vesting options to acquire shares of Class A common stock. During the three and nine months ended September 30, 2017, 1,000,000 contingently vesting options were forfeited in connection with an employee departure. Sadly, the Company's Executive Vice President and Executive Committee member passed away on July 22, 2017. As a result, 549,888 phantom Class B units did not vest and were forfeited. During the three and nine months ended September 30, 2016, 48,000 phantom Class B units were forfeited in connection with an employee departure. During each of the three and nine months ended September 30, 2017 and 2016, no contingently vesting options vested. During the three months ended September 30, 2017 and 2016, 15,749 and 11,893 Delayed Exchange Class B units were issued to certain employee members, respectively, for $0.1 million in cash. During the nine months ended September 30, 2017 and 2016, 29,426 and 81,871 Delayed Exchange Class B units were issued to certain employee members, respectively, for approximately $0.2 million and $0.4 million in cash, respectively.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period. During the three and nine months ended September 30, 2017, the vesting of 5,739 deferred compensation phantom Class B units and $1.5 million in deferred compensation investments was accelerated due to both the passing of the Company's Executive Vice President and an employee departure. As of September 30, 2017 and December 31, 2016, the liability associated with all deferred compensation investment accounts was $3.1 million and $4.2 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of their compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of September 30, 2017 and December 31, 2016, there were 335,138 and 291,230 phantom shares of Class A common stock outstanding, respectively. For the three and nine months ended September 30, 2017 and 2016, no distributions were made under the Director Plan.

As of September 30, 2017 and December 31, 2016, the Company had approximately $27.8 million and $30.0 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, Delayed Exchange Class B units, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and contingently vesting option grants issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 4—Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For the three and nine months ended September 30, 2017, the expense recognized in connection with this plan was $0.1 million and $0.9 million, respectively. For the three and nine months ended September 30, 2016, the expense recognized in connection with this plan was $0.2 million and $0.7 million, respectively.

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

For the three and nine months ended September 30, 2017 and 2016, the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$2,989	$2,163	$7,952	$5,187
Participating Shares of Restricted Class A Common Stock	—	2	2	6
Total Net Income for Basic Earnings per Share	$2,989	$2,165	$7,954	$5,193
Basic Weighted-Average Shares Outstanding	17,285,307	16,375,364	17,316,392	15,788,809
Add: Participating Shares of Restricted Class A Common Stock[1]	—	14,934	3,556	18,531
Total Basic Weighted-Average Shares Outstanding	17,285,307	16,390,298	17,319,948	15,807,340
Basic Earnings per Share	$0.17	$0.13	$0.46	$0.33

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

For the three and nine months ended September 30, 2017 and 2016, the Company’s diluted net income was determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$14,013	$9,547	$36,518	$25,307
Less: Assumed Corporate Income Taxes	5,140	3,520	13,395	9,333
Assumed After-Tax Income of Pzena Investment Management, LLC	8,873	6,027	23,123	15,974
Net Income of Pzena Investment Management, Inc.	2,989	2,165	7,954	5,193
Diluted Net Income	$11,862	$8,192	$31,077	$21,167

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

For the three and nine months ended September 30, 2017 and 2016, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$11,851	$8,185	$31,047	$21,148
Participating Shares of Restricted Class A Common Stock	—	2	2	6
Participating Class B Units	11	5	28	13
Total Diluted Net Income Attributable to Shareholders	$11,862	$8,192	$31,077	$21,167

Total Basic Weighted-Average Shares Outstanding	17,285,307	16,390,298	17,319,948	15,807,340
Dilutive Effect of Class B Units	51,123,950	50,828,791	51,108,273	51,442,921
Dilutive Effect of Options [1]	579,881	150,991	474,785	160,067
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	1,636,784	1,205,981	1,808,570	1,121,225
Dilutive Effect of Restricted Shares of Class A Common Stock [2]	72,405	38,924	69,430	37,057
Dilutive Weighted-Average Shares Outstanding	70,698,327	68,614,985	70,781,006	68,568,610
Add: Participating Class B Units[3]	64,886	41,057	64,886	41,057
Total Dilutive Weighted-Average Shares Outstanding	70,763,213	68,656,042	70,845,892	68,609,667
Diluted Earnings per Share	$0.17	$0.12	$0.44	$0.31

1	Represents the dilutive effect of options to purchase operating company Class B units and Company Class A common stock.

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

Approximately 0.7 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 2.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2017, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met. Approximately 1.0 million options to purchase Class B units were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2016, respectively, as their inclusion would have had an antidilutive effect based on current market prices. Approximately 0.7 million options to purchase shares of Class A common stock and 3.0 million contingent options to purchase shares of Class A common stock were also excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2016, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit.  As of September 30, 2017, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 25.2% and 74.8%, respectively, of the economic interests in the operations of the business. As of December 31, 2016, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 25.6% and 74.4%, respectively, of the economic interests in the operations of the business.

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

During the nine months ended September 30, 2017, the Company purchased and retired 79,717 shares of Class A common stock and 2,897 Class B units under the current repurchase authorization at a weighted average price per share of $8.88 and $11.11, respectively.  During the nine months ended September 30, 2016, the Company purchased and retired 258,279 shares of Class A common stock and 8,574 Class B units under the repurchase authorization at a weighted average price per unit of $7.77 and $7.81, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

During the nine months ended September 30, 2016, 47,490 Class B unit options exercised resulted in the issuance of 24,027 net Class B units as a result of the redemption of 23,463 Class B units for the cashless exercise of options and $0.1 million in cash. No options were exercised during the nine months ended September 30, 2017.

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$14,013	$9,547	$36,518	$25,307
Non-Controlling Interests of Consolidated Subsidiaries	215	209	592	136
Net Income Attributable to Non-Controlling Interests	$14,228	$9,756	$37,110	$25,443

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

Note 8—Investments

The following is a summary of Investments:

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
Investment Securities, Trading
Equity Securities	$20,254	$14,323
Total Investment Securities, Trading	20,254	14,323
Investments in Equity Method Investees	7,955	7,987
Total	$28,209	$22,310

Investment Securities, Trading

Investments, at Fair Value consisted of the following at September 30, 2017:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$17,986	$2,268	$20,254
Total	$17,986	$2,268	$20,254

    Securities Sold Short, at Fair Value consisted of the following at September 30, 2017:

	Proceeds	Unrealized (Gain)/ Loss	Fair Value
	(in thousands)
Securities Sold Short	$3,526	$60	$3,586
Total	$3,526	$60	$3,586

Investments, at Fair Value consisted of the following at December 31, 2016:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$13,105	$1,218	$14,323
Total	$13,105	$1,218	$14,323

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Securities Sold Short, at Fair Value consisted of the following at December 31, 2016:

	Proceeds	Unrealized (Gain)/ Loss	Fair Value
	(in thousands)
Securities Sold Short	$2,646	$(24)	$2,622
Total	$2,646	$(24)	$2,622

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies. The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds. The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Investments on the consolidated statements of financial condition. On July 11, 2016, due to additional subscriptions into the Pzena Small Cap Value Fund, the Company's ownership decreased to 36.1%. As the entity was no longer deemed to control the fund, the Company deconsolidated the entity, removed the related assets, liabilities and non-controlling interest from its balance sheet and classified the Company's remaining investment as an equity method investment. As of September 30, 2017, the Company's investments range between 4% and 17% of the capital of these entities and have an aggregate carrying value of $8.0 million.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

The following table presents these instruments’ fair value at September 30, 2017:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Equity Securities	$20,254	$—	$—	$20,254

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Securities Sold Short	$3,586	$—	$—	$3,586

The following table presents these instruments’ fair value at December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Equity Securities	$14,323	$—	$—	$14,323

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Securities Sold Short	$2,622	$—	$—	$2,622

For each of the three and nine months ended September 30, 2017 and 2016, there were no transfers between levels. In addition, the Company did not hold any Level 2 or Level 3 securities during these periods.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 10—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
Leasehold Improvements	$6,832	$6,832
Furniture and Fixtures	1,190	1,190
Computer Hardware	681	756
Computer Software	272	238
Office Equipment	245	209
Total	9,220	9,225
Less: Accumulated Depreciation and Amortization	(2,796)	(2,260)
Total	$6,424	$6,965

Depreciation is included in general and administrative expense and totaled approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, depreciation totaled approximately $0.3 million and $0.8 million, respectively.

Note 11—Related Party Transactions

For the three and nine months ended September 30, 2017, the Company earned $0.1 million and $0.3 million, respectively, in investment advisory fees from unconsolidated VIEs that receive investment management services from the Company. For the three and nine months ended September 30, 2016, the Company earned $0.1 million and $0.2 million, respectively, in such fees.

The Company offers loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting. Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by shares and units held by the employee. As of September 30, 2017 and December 31, 2016, the Company had approximately $1.3 million and $0.9 million, respectively, of such loans outstanding.

The operating company, as investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. For the three and nine months ended September 30, 2017, the Company recognized $0.2 million and $0.8 million of such expenses, respectively. For the three and nine months ended September 30, 2016, the Company recognized $0.3 million and $0.8 million of such expenses.

The operating company manages personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its Executive Vice President.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2017, respectively. For each of the three and nine months ended September 30, 2016, the Company waived $0.2 million and $0.5 million in such fees, respectively.

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

During the three and nine months ended September 30, 2017, lease expenses were $0.5 million and $1.6 million, respectively, and are included in general and administrative expense. During the three and nine months ended September 30, 2016, lease expenses were $0.5 million and $1.4 million, respectively. This lease expense includes expenses associated with the Company's office spaces in the U.K. and Australia. Lease expenses for the three and nine months ended September 30, 2017 were net of $0.1 million and $0.3 million of sublease income, respectively. Lease expenses for the three and nine months ended September 30, 2016 were net of $0.1 million and $0.3 million of sublease income, respectively.

Note 13—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. The Company's provision for income taxes reflects U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income. The Company's effective tax rate for the nine months ended September 30, 2017 and 2016 was 12.5% and 8.8%, respectively. The effective tax rate includes a rate benefit attributable to the fact that approximately 74.7% and 76.5% of the operating company's earnings were not subject to corporate-level taxes for the nine months ended September 30, 2017 and 2016, respectively. Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanently non-deductible items. Income taxes for the nine months ended September 30, 2016, included $1.7 million in income tax benefit associated with changes in the valuation allowance recorded against the Company's deferred tax asset. No changes in the realizability of the deferred tax asset were recorded during the nine months ended September 30, 2017.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of September 30, 2017 and December 31, 2016, the Company had $4.1 million and $2.8 million in unrecognized tax benefits that, if recognized, would affect the provision for income taxes. As of both September 30, 2017 and December 31, 2016, the Company had interest related to unrecognized tax benefits of $0.4 million. As of September 30, 2017 and December 31, 2016, no penalty accruals were recorded.

As of September 30, 2017 and December 31, 2016, the net values of all deferred tax assets were approximately $70.4 million and $73.4 million, respectively. These deferred tax assets primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock. At September 30, 2017 and December 31, 2016, the Company did not have a valuation allowance recorded against its deferred tax assets.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 14—Subsequent Events

On October 17, 2017, the Company declared a quarterly dividend of $0.03 per share of its Class A common stock that will be paid on November 22, 2017 to holders of record on October 27, 2017.

No other subsequent events necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At September 30, 2017, our assets under management, or AUM, was $35.4 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of September 30, 2017, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 25.2% and 74.8%, respectively, of the economic interests in the operations of our business.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Certain of our named executive officers and employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B units of our operating company. As of September 30, 2017, through direct and indirect interests, our five named executive officers; 38 other employee members; and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 50.5%, 4.7%, and 19.6% of the economic interests in our operating company, respectively.

GAAP and Non-GAAP Net Income

GAAP diluted net income and GAAP diluted earnings per share were $11.9 million and $0.17, respectively, for the three months ended September 30, 2017, and $8.2 million and $0.12, respectively, for the three months ended September 30, 2016. GAAP diluted net income and GAAP diluted earnings per share were $31.1 million and $0.44, respectively, for the nine months ended September 30, 2017, and $21.2 million and $0.31, respectively, for the nine months ended September 30, 2016. Our results for the three and nine months ended September 30, 2016 include accounting adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent Class B unit conversions, as well as our tax receivable agreement and the associated liability to our selling and converting shareholders.  We believe that these accounting adjustments add a measure of non-operational complexity that partially obscures a clear understanding of the underlying performance of our business.  Therefore, in evaluating our financial condition and results of operations, we also review certain non-GAAP measures of earnings, which are adjusted to exclude these items.  As adjusted, non-GAAP diluted net income and non-GAAP diluted earnings per share were $8.0 million and $0.12, respectively, for the three months ended September 30, 2016. As adjusted, non-GAAP diluted net income and non-GAAP diluted earnings per share were $20.9 million and $0.30, respectively, for the nine months ended September 30, 2016. No such adjustments were made to the GAAP results for the three and nine months ended September 30, 2017 due to the release of the valuation allowance recorded against the deferred tax assets during the fourth quarter of 2016.

GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to changes in the valuation allowance recorded against the deferred tax asset and other discrete and permanently non-deductible items.  Our effective tax rate, exclusive of these adjustments, was 36.7% for each of the three and nine months ended September 30, 2017, and 36.9% for each of the three and nine months 36.9% for the September 30, 2016.  See “Operating Results - Income Tax Expense” below.

We use these non-GAAP measures to assess the strength of the underlying operations of the business. We believe that these adjustments, and the non-GAAP measures derived from them, provide information to further analyze our operations between periods and over time. We also use non-GAAP net income as one factor in determining the amount of dividends we pay.  See “Dividend Policy” below.  Investors should consider these non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with U.S. GAAP.

A reconciliation of the most comparable GAAP measures to the non-GAAP measures is included below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
GAAP Net Income	$2,989	$2,165	$7,954	$5,193
Net Effect of Tax Receivable Agreement	—	(211)	—	(269)
Non-GAAP Net Income	$2,989	$1,954	$7,954	$4,924

Basic Weighted Average Shares Outstanding	17,285,307	16,390,298	17,319,948	15,807,340
GAAP Basic Earnings per Share	$0.17	$0.13	$0.46	$0.33
Net Effect of Tax Receivable Agreement	—	(0.01)	—	(0.02)
Non-GAAP Basic Earnings per Share	$0.17	$0.12	$0.46	$0.31

GAAP Net Income for Diluted Earnings per Share	$11,862	$8,192	$31,077	$21,167
Net Effect of Tax Receivable Agreement	—	(211)	—	(269)
Non-GAAP Net Income for Diluted Earnings per Share	$11,862	$7,981	$31,077	$20,898

Basic Weighted Average Shares Outstanding	70,763,213	68,656,042	70,845,892	68,609,667
GAAP Basic Earnings per Share	$0.17	$0.12	$0.44	$0.31
Net Effect of Tax Receivable Agreement	—	—	—	(0.01)
Non-GAAP Basic Earnings per Share	$0.17	$0.12	$0.44	$0.30

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

 Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees’ and outside investors’ direct and indirect interests in our operating company, we have reflected their membership interests as non-controlling interest in our consolidated financial statements.  As of September 30, 2017, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 25.2% and 74.8%, respectively, of the economic interests in the operations of the business. In addition, our operating company consolidates the results of operations of the private investment partnerships and Pzena-branded mutual funds over which we exercise a controlling influence.  Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

Operating Results

Assets Under Management and Flows

As of September 30, 2017 and 2016, our AUM of approximately $35.4 billion and $27.4 million, respectively, was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The assets under management and performance of our largest investment strategies as of September 30, 2017 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of September 30, 2017 and 2016:

	AUM at September 30,
Strategy	2017	2016
	(in billions)
U.S. Value Strategies
Large Cap Value	$10.5	$9.1
Mid Cap Value	2.7	2.3
Value	2.1	1.8
Small Cap Value	1.6	1.3
Other U.S. Strategies	0.1	—
Total U.S. Value Strategies	17.0	14.5

Global and Non-U.S. Value Strategies
International Value	5.8	4.5
Global Value	5.6	4.4
Emerging Markets Value	3.8	2.5
European Value	3.1	1.4
Other Non-U.S. Strategies	0.1	0.1
Total Global and Non-U.S. Value Strategies	18.4	12.9
Total	$35.4	$27.4

	AUM at September 30,
Account Domicile	2017	2016
	(in billions)
U.S.	$23.9	$19.7
Non-U.S.	11.5	7.7
Total	$35.4	$27.4

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to September 30, 2017, and in the five-year, three-year, and one-year periods ended September 30, 2017, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy.

	Period Ended September 30, 2017[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (July 2012)
Annualized Gross Returns	15.9%	15.5%	9.9%	22.5%
Annualized Net Returns	15.8%	15.3%	9.7%	22.1%
Russell 1000® Value Index	13.9%	13.2%	8.5%	15.1%
International Value (November 2008)[2]
Annualized Gross Returns	11.7%	10.5%	5.1%	23.3%
Annualized Net Returns	11.4%	10.2%	4.8%	22.9%
MSCI EAFE® Index—Net/U.S.$[3]	8.4%	8.4%	5.0%	19.1%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.7%	15.7%	10.3%	24.1%

Annualized Net Returns	7.2%	15.3%	9.9%	23.6%
Russell 1000® Value Index	6.9%	13.2%	8.5%	15.1%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	3.7%	6.9%	5.0%	28.4%
Annualized Net Returns	2.8%	6.1%	4.2%	27.5%
MSCI® Emerging Markets Index—Net/U.S.$[3]	1.0%	4.0%	4.9%	22.5%
European Focused Value (August 2008)
Annualized Gross Returns	6.5%	11.3%	5.8%	29.5%
Annualized Net Returns	6.1%	10.9%	5.5%	29.1%
MSCI® Europe Index – Net/U.S.$[3]	3.0%	8.4%	4.4%	22.3%
Global Focused Value (January 2004)
Annualized Gross Returns	6.2%	13.1%	7.0%	25.4%
Annualized Net Returns	5.4%	12.5%	6.4%	24.7%
MSCI® All Country World Index – Net/U.S.$[3]	7.1%	10.2%	7.4%	18.7%
Global Value (January 2010)[4]
Annualized Gross Returns	9.7%	12.7%	7.2%	23.4%
Annualized Net Returns	9.4%	12.3%	6.9%	22.9%
MSCI® World Index – Net/U.S.$[3]	9.4%	11.0%	7.7%	18.2%
Mid Cap Value (April 2014)
Annualized Gross Returns	10.2%	N/A	12.0%	20.3%
Annualized Net Returns	9.9%	N/A	11.7%	20.0%
Russell Mid Cap® Value Index	8.7%	N/A	9.2%	13.4%
Focused Value (January 1996)
Annualized Gross Returns	11.1%	16.2%	10.4%	23.1%
Annualized Net Returns	10.4%	15.5%	9.7%	22.5%
Russell 1000® Value Index	9.0%	13.2%	8.5%	15.1%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	14.2%	17.3%	14.7%	21.9%
Annualized Net Returns	13.0%	16.1%	13.5%	20.7%
Russell 2000® Value Index	10.2%	13.3%	12.1%	20.6%
International Focused Value (January 2004)[5]
Annualized Gross Returns	7.1%	11.3%	6.2%	25.9%
Annualized Net Returns	6.2%	10.6%	5.7%	25.3%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[3]	6.5%	7.0%	4.7%	19.6%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	13.3%	17.1%	12.4%	21.9%
Annualized Net Returns	12.5%	16.4%	11.7%	21.2%
Russell Mid Cap® Value Index	10.6%	15.1%	9.2%	13.4%

1	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

2	Formerly known as International Value EAFE

3	Net of applicable withholding taxes and presented in U.S. Dollars

4	Formerly known as Global Value World

5	Formerly known as International (ex-U.S.) Focused Value

Large Cap Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At September 30, 2017, the Large Cap Value strategy generated a one-year annualized gross return of 22.5%, outperforming its benchmark. The outperformance was primarily driven by our stock selection and overexposure in the financial services sector and our stock selection in the energy sector.
International Value.  This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At September 30, 2017, the International Value strategy generated a one-year annualized gross return of 23.3%, outperforming its benchmark. This outperformance was primarily driven by our stock selection and overexposure in the financial services sector and certain positions in the materials sector, partially offset by our stock selection in the consumer discretionary sector.
Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At September 30, 2017, the Large Cap Focused Value strategy generated a one-year annualized gross return of 24.1%, outperforming its benchmark. The outperformance was driven primarily by our stock selection and overexposure in the financial services sector.
Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At September 30, 2017, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of 28.4%, outperforming its benchmark. This outperformance was driven primarily by our stock selection in the materials, industrials, and consumer discretionary sectors and the performance of certain stocks in the consumer staples sector. This relative outperformance was partially offset by our stock selection in the information technology sector.
European Focused Value. This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At September 30, 2017, the European Focused Value strategy generated a one-year annualized gross return of 29.5%, outperforming its benchmark. This outperformance was broad based and primarily driven by our overexposure in the financial services sector, our stock selection in the materials and industrials sectors, our underweight position in the consumer staples sector, and the performance of certain French stocks. This outperformance was partially offset by our stock selection in the consumer discretionary sector.
Global Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At September 30, 2017, the Global Focused Value strategy generated a one-year annualized gross return of 25.4%, outperforming its benchmark.  The main contributors to this outperformance were our stock selection and overexposure in the financial services sector, our stock selection in the energy and materials sectors, partially offset by our stock selection in the consumer discretionary sector.
Global Value.  This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At September 30, 2017, the Global Value strategy generated a one-year annualized gross return of 23.4%, outperforming its benchmark. This outperformance was primarily driven by our stock selection and overexposure in the financial services sector and our stock selection in the energy and materials sectors, partially offset by our stock selection in the consumer discretionary sector.
Mid Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in April 2014. At September 30, 2017, the Mid Cap Value strategy generated a one-year annualized gross return of 20.3%, outperforming its benchmark. This outperformance was driven by our stock selection in the financial services and producer durables sectors.
Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At September 30, 2017, the Focused Value strategy generated a one-year annualized gross return of 23.1%, outperforming its benchmark. This relative outperformance was driven primarily by our stock selection and overexposure in the financial services sector and our stock selection in the producer durables sector.
Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At September 30, 2017, the Small Cap Focused Value strategy generated a one-year annualized gross return of 21.9%, outperforming its benchmark. The main contributors to this outperformance include our stock selection in the financial services sector, and certain positions in the technology sector, partially offset by our stock selection in the health care sector.
International Focused Value. This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004. At September 30, 2017, the International Focused Value strategy generated a one-year annualized gross return of 25.9%, outperforming its benchmark. This relative outperformance was driven by our stock selection and overweight position in the financial services sector and our stock selection in the materials sector, partially offset by our exposure to the consumer discretionary sector.
Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At September 30, 2017, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 21.9%, outperforming its benchmark.  Our stock selection in the financial services and producer durables sectors were the largest contributors to this outperformance.
Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our institutional and retail accounts for the three and nine months ended September 30, 2017 and 2016 is described below.  Inflows are composed of the investment of new or additional assets by new or existing clients.  Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Institutional Accounts
Assets
Beginning of Period	$18.7	$14.3	$16.9	$14.9
Inflows	0.5	1.1	1.8	1.9
Outflows	(0.5)	(0.9)	(1.7)	(1.9)
Net Flows	—	0.2	0.1	—
Market Appreciation/(Depreciation)	1.0	1.4	2.7	1.0
End of Period	$19.7	$15.9	$19.7	$15.9

Retail Accounts
Assets
Beginning of Period	$14.8	$11.1	$13.1	$11.1
Inflows	0.4	0.1	1.7	1.1
Outflows	(0.2)	(0.7)	(0.8)	(1.7)
Net Flows	0.2	(0.6)	0.9	(0.6)
Market Appreciation/(Depreciation)	0.7	1.0	1.7	1.0
End of Period	$15.7	$11.5	$15.7	$11.5

Total
Assets
Beginning of Period	$33.5	$25.4	$30.0	$26.0
Inflows	0.9	1.2	3.5	3.0
Outflows	(0.7)	(1.6)	(2.5)	(3.6)
Net Flows	0.2	(0.4)	1.0	(0.6)
Market Appreciation/(Depreciation)	1.7	2.4	4.4	2.0
End of Period	$35.4	$27.4	$35.4	$27.4

Three Months Ended September 30, 2017 and September 30, 2016

At September 30, 2017, we managed $19.7 billion in institutional accounts and $15.7 billion in retail accounts, for a total of $35.4 billion in assets under management.  For the three months ended September 30, 2017, we experienced market appreciation of $1.7 billion and total gross inflows of $0.9 billion, partially offset by total gross outflows of $0.7 billion.  Assets in institutional accounts increased by $1.0 billion, or 5.3%, from $18.7 billion at June 30, 2017, due to $1.0 billion in market appreciation and $0.5 billion in gross inflows, partially offset by $0.5 billion in gross outflows. Assets in retail accounts increased by $0.9 billion, or 6.1%, from $14.8 billion at June 30, 2017, due to $0.7 billion in market appreciation and $0.4 billion in gross inflows, partially offset by $0.2 billion in gross outflows.

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

Nine Months Ended September 30, 2017 and September 30, 2016

For the nine months ended September 30, 2017, we experienced market appreciation of $4.4 billion and total gross inflows of $3.5 billion, which were partially offset by total gross outflows of $2.5 billion. Assets in institutional accounts increased by $2.8 billion, or 16.6%, from $16.9 billion at December 31, 2016 due to $2.7 billion in market appreciation and $1.8 billion in gross inflows, partially offset by $1.7 billion in gross outflows. Assets in retail accounts increased $2.6 billion, or 19.8%, from $13.1 billion at December 31, 2016 due to $1.7 billion in gross inflows and $1.7 billion in market appreciation, partially offset by $0.8 billion in gross outflows.

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

Revenue

Our revenue from advisory fees earned on our institutional accounts and our retail accounts for the three and nine months ended September 30, 2017 and 2016 is described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue	2017	2016	2017	2016
	(in thousands)
Institutional Accounts	$25,643	$20,513	$72,846	$58,679
Retail Accounts	10,586	6,477	29,540	20,584
Total	$36,229	$26,990	$102,386	$79,263

Three Months Ended September 30, 2017 and September 30, 2016

Our total revenue increased by $9.2 million, or 34.2%, to $36.2 million for the three months ended September 30, 2017, from $27.0 million for the three months ended September 30, 2016. This change was driven primarily by an increase in our average AUM due to market appreciation and net inflows. Average AUM increased 28.4% to $34.4 billion from $26.8 billion for the three months ended September 30, 2017 and 2016, respectively.  We recognized $0.9 million in performance fees during the three months ended September 30, 2017. We did not recognize any performance fees during the three months ended September 30, 2016. In addition, certain accounts related to one retail client relationship have fulcrum fee arrangements.  These fee arrangements require a reduction in the base fee, or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years.  During the three months ended September 30, 2016, a $0.7 million reduction in base fees related to these fee arrangements was recognized.  A reduction in base fees was not recognized during the three months ended September 30, 2017 due to improved relative performance, contributing to the increase in weighted average fee rate.

Our weighted average fees were 0.421% and 0.403% for the three months ended September 30, 2017 and 2016, respectively.

Average assets in institutional accounts increased $3.8 billion to $19.2 billion for the three months ended September 30, 2017, from $15.4 billion for the three months ended September 30, 2016, and had weighted average fees of 0.533% for each of the three months ended September 30, 2017 and 2016.  Although the weighted average fee rate for institutional accounts remained flat, the activity reflects an increase in performance fees recognized, offset by inflows from large client relationships that generally carry lower fee rates.

Average assets in retail accounts increased $3.8 billion to $15.2 billion for the three months ended September 30, 2017, from $11.4 billion for the three months ended September 30, 2016, and had weighted average fees of 0.279% and 0.227% for the three months ended September 30, 2017 and 2016, respectively.  The increase in retail weighted average fee rates primarily reflects an increase in performance fees recognized during the three months ended September 30, 2017, as well as an increase in assets in non-U.S. strategies that generally carry higher fee rates.  We did not recognize any performance fees during the three months ended September 30, 2016, compared to $0.6 million recognized during the three months ended September 30, 2017. In addition, during the three months ended September 30, 2016, a $0.7 million reduction in base fees related to fulcrum fee arrangements was recognized.  A reduction in base fees was not recognized during the three months ended September 30, 2017 due to improved relative performance, contributing to the increase in weighted average fee rate.

Nine Months Ended September 30, 2017 and September 30, 2016

Our total revenue increased by $23.1 million, or 29.2%, to $102.4 million for the nine months ended September 30, 2017, from $79.3 million for the nine months ended September 30, 2016. This change was driven primarily by an increase in our average AUM due to market appreciation and net inflows. Average AUM increased 25.7% to $32.8 billion from $26.1 billion for the nine months ended September 30, 2017 and 2016, respectively.

Our weighted average fees were 0.416% and 0.405% for the nine months ended September 30, 2017 and 2016, respectively.

Average assets in institutional accounts increased $3.6 billion to $18.4 billion for the nine months ended September 30, 2017, from $14.8 billion for the nine months ended September 30, 2016, and had weighted average fees of 0.529% and 0.530% for the nine months ended September 30, 2017 and 2016, respectively.

Average assets in retail accounts increased $3.1 billion to $14.4 billion for the nine months ended September 30, 2017, from $11.3 billion for the nine months ended September 30, 2016, and had weighted average fees of 0.273% and 0.243% for the nine months ended September 30, 2017 and 2016, respectively.  The increase in retail weighted average fee rates primarily reflects an increase in retail performance fees. In addition, during the nine months ended September 30, 2016, a $0.7 million reduction in base fees related to fulcrum fee arrangements was recognized.  A reduction in base fees was not recognized during the nine months ended September 30, 2017 due to improved relative performance, contributing to the increase in weighted average fee rate.

Expenses

Our operating expenses are driven primarily by our compensation and benefits costs.  The table below describes the components of our operating expenses for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cash Compensation and Other Benefits	$11,826	$10,002	$36,813	$31,017
Other Non-Cash Compensation	2,937	1,765	7,868	4,947
Total Compensation and Benefits Expense	14,763	11,767	44,681	35,964
General and Administrative Expense	3,062	3,271	9,585	9,790
Total Operating Expenses	$17,825	$15,038	$54,266	$45,754

Three Months Ended September 30, 2017 and September 30, 2016

Total operating expenses increased by $2.8 million, or 18.5%, to $17.8 million for the three months ended September 30, 2017, from $15.0 million for the three months ended September 30, 2016.  This increase reflects an increase in compensation and benefits expense, partially offset by a decrease in general and administrative expense.

Compensation and benefits expense increased by approximately $3.0 million, or 25.5%, to $14.8 million for the three months ended September 30, 2017, from $11.8 million for the three months ended September 30, 2016.  This increase reflects an increase in headcount and compensation rates.

General and administrative expense was $3.1 million for the three months ended September 30, 2017, decreasing from $3.3 million for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 and September 30, 2016

Total operating expenses increased by $8.5 million, or 18.6%, to $54.3 million for the nine months ended September 30, 2017, from $45.8 million for the nine months ended September 30, 2016.  This increase was primarily attributable to an increase in our compensation and benefits expenses.

Compensation and benefits expense increased by approximately $8.7 million, or 24.2%, to $44.7 million for the nine months ended September 30, 2017, from $36.0 million for the nine months ended September 30, 2016.  This increase reflects an increase in headcount and compensation rates, as well as other charges recognized during the three months ended March 31, 2017, which we do not expect to recur during the year.

General and administrative expense was $9.6 million for the nine months ended September 30, 2017, decreasing from $9.8 million for the nine months ended September 30, 2016.

Other Income

Three Months Ended September 30, 2017 and September 30, 2016

Other Income was $1.3 million for the three months ended September 30, 2017, and consisted primarily of $0.6 million in income related to net realized and unrealized gains from investments, $0.4 million in equity in the earnings of affiliates, $0.1 million in dividend income, and $0.1 million in interest income. Other Income was $0.4 million for the three months ended September 30, 2016, and consisted primarily of $0.9 million in net realized and unrealized gains from investments, $0.7 million in equity in the earnings of affiliates, and $0.1 million in dividend income, partially offset by $1.2 million in expense related to adjustments to our liability to our selling and converting shareholders.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Nine Months Ended September 30, 2017 and September 30, 2016

Other Income was $3.4 million for the nine months ended September 30, 2017, and consisted primarily of $1.7 million in income related to net realized and unrealized gains from investments, $1.1 million in equity in the earnings of affiliates, $0.3 million in dividend income, and $0.1 million in interest income. Other Income was $0.1 million for the nine months ended September 30, 2016, and consisted primarily of $0.6 million in equity in the earnings of affiliates, $0.5 million in net realized and unrealized gains from investments, and $0.3 million in dividend income, partially offset by $1.4 million in expense related to adjustments to our liability to our selling and converting shareholders.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.

Income Tax Expense

For the three and nine months ended September 30, 2017 and 2016, components of our income tax expense are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Unincorporated and Other Business Tax Expenses	$747	$758	$2,047	$1,735
Corporate Tax Expense:
Corporate Income Tax Expense	1,746	1,126	4,413	2,855
Change in Valuation Allowance	—	(1,413)	—	(1,652)
Total Corporate Tax Expense/ (Benefit)	1,746	(287)	4,413	1,203
Total Income Tax Expense	$2,493	$471	$6,460	$2,938

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. The Company's provision for income taxes reflects its U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income. The effective tax rate includes a rate benefit attributable to the fact that approximately 74.7% and 76.5% of the operating company's earnings were not subject to corporate-level taxes for the nine months ended September 30, 2017 and 2016, respectively. Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanently non-deductible items. These factors are expected to continue to impact the effective tax rate for future years, although as the Company's economic interest in the operating company increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of the Company's Class A common stock between grant date and vesting date.

Excluding discrete and permanently non-deductible items, such as the net income attributable to non-controlling interest, the Company's effective tax rate was 36.7% for each of the three and nine months ended September 30, 2017, and 36.9% for each of the three and nine months ended September 30, 2016.

Three Months Ended September 30, 2017 and September 30, 2016

Income Tax Expense was $2.5 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively.  Income tax expense for the three months ended September 30, 2017 consisted of $0.7 million in operating company unincorporated and other business taxes and $1.7 million of corporate income taxes. Income tax expense for the three months ended September 30, 2016 consisted of $0.8 million in operating company unincorporated and other business taxes, $1.1 million of corporate income taxes, and a $1.4 million benefit associated with a decrease in the valuation allowance recorded against our deferred tax asset. No changes in the realizability of the deferred tax asset were recorded during the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 and September 30, 2016

Income Tax Expense was $6.5 million for the nine months ended September 30, 2017 and $2.9 million for the nine months ended September 30, 2016.  Income tax expense for the nine months ended September 30, 2017 consisted of $2.0 million in operating company unincorporated and other business taxes and $4.4 million of corporate income taxes. Income tax expense for the nine months ended September 30, 2016 consisted of $1.7 million in operating company unincorporated and other business taxes, $2.9 million of corporate income taxes, and a $1.7 million benefit associated with a decrease in the valuation allowance recorded against our deferred tax asset. No changes in the realizability of the deferred tax asset were recorded during the nine months ended September 30, 2017.

Net Income Attributable to Non-Controlling Interests

Three Months Ended September 30, 2017 and September 30, 2016

Net income attributable to non-controlling interests was $14.2 million for the three months ended September 30, 2017, and consisted of $14.0 million associated with our employees’ and outside investors’ approximately 74.8% weighted average interest in the income of the operating company and $0.2 million associated with the non-controlling interest in the income of our consolidated subsidiaries.  Net income attributable to non-controlling interests was $9.8 million for the three months ended September 30, 2016, and consisted of $9.5 million associated with our employees’ and outside investors’ approximately 75.6% weighted average interest in the income of the operating company and $0.2 million associated with non-controlling interest in the income of our consolidated subsidiaries.  The change in net income attributable to non-controlling interests primarily reflects the increase in net income for the three months ended September 30, 2017, partially offset by the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

Nine Months Ended September 30, 2017 and September 30, 2016

Net income attributable to non-controlling interests was $37.1 million for the nine months ended September 30, 2017, and consisted primarily of $36.5 million associated with our employees’ and outside investors’ approximately 74.7% weighted average interest in the income of the operating company and $0.6 million associated with the non-controlling interest in the income of our consolidated subsidiaries.  Net income attributable to non-controlling interests was $25.4 million for the nine months ended September 30, 2016, and primarily consisted of $25.3 million associated with our employees’ and outside investors’ approximately 76.5% weighted average interest in the income of the operating company.  The change in net income attributable to non-controlling interests primarily reflects the increase in net income for the nine months ended September 30, 2017, partially offset by the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended September 30, 2017, our average AUM and revenues increased by 28.4% and 34.2%, respectively, compared to our average AUM and revenues for the three months ended September 30, 2016. At September 30, 2017, cash and cash equivalents was $47.9 million, inclusive of $5.0 million in cash held by our consolidated subsidiaries.  Advisory fees receivable was $31.9 million. We also had approximately $10.6 million in investments set aside to satisfy our obligations under our deferred compensation programs.

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

Cash Flows

 Three Months Ended September 30, 2017 and September 30, 2016

Cash and cash equivalents increased $13.2 million to $47.9 million during the three months ended September 30, 2017 compared to a $6.2 million increase in cash and cash equivalents to $31.1 million during the three months ended September 30, 2016.  Net cash provided by operating activities was $23.8 million in the three months ended September 30, 2017, compared to $14.9 million provided by operating activities in the three months ended September 30, 2016.  The increase in cash provided was primarily due to an increase in net income and changes in operating assets and liabilities, and working capital.

Net cash provided by investing activities was $0.4 million for the three months ended September 30, 2017, compared to $0.2 million for the three months ended September 30, 2016. The increase in cash provided by investing activities was primarily due to a $0.6 million increase in net proceeds from the sale of investments, partially offset by a $0.2 million decrease in payments from related parties and a $0.2 million increase in the purchase of property and equipment during the three months ended September 30, 2017.

Net cash used in financing activities increased $2.3 million for the three months ended September 30, 2017 to $11.0 million from $8.8 million for the three months ended September 30, 2016. The increase in cash used is primarily due to a $2.8 million increase in net distributions from non-controlling interests, partially offset by a $0.5 million decrease in the repurchase and retirement of shares of Class A common stock and Class B units during the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 and September 30, 2016

Cash and cash equivalents increased $4.4 million to $47.9 million during the nine months ended September 30, 2017 compared to a $4.4 million decrease in cash and cash equivalents to $31.1 million during the nine months ended September 30, 2016.  Net cash provided by operating activities increased $4.5 million in the nine months ended September 30, 2017 to $46.9 million from $42.4 million in the nine months ended September 30, 2016.  The increase was primarily due to an increase in net income, partially offset by changes in operating assets and liabilities, and working capital.

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2017, compared to net cash provided by investing activities of $0.1 million during the nine months ended September 30, 2016.  The increase in cash used by investing activities was primarily due to a $0.4 million increase in payments to related parties and a $0.1 million increase in purchase of property and equipment, partially offset by $0.2 million increase in net proceeds from the sale of investments during the nine months ended September 30, 2017.

Net cash used in financing activities decreased $4.3 million for the nine months ended September 30, 2017 to $42.2 million from $46.6 million for the nine months ended September 30, 2016. The decrease in cash used is primarily due to a $3.3 million decrease in net distributions from non-controlling interests and a $1.3 million decrease in the repurchase and retirement of shares of Class A common stock and Class B units, partially offset by a $0.2 million decrease in cash received for the purchase of Delayed Exchange Class B Units and a $0.1 million increase in payments of dividends during the nine months ended September 30, 2017.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

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

Our revenue for the three and nine months ended September 30, 2017 and 2016 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

The value of our AUM was $35.4 billion as of September 30, 2017. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our investment strategies, products, and client relationships, would cause an annualized increase or decrease in our revenues of approximately $14.5 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fees of 0.410%. There are differences in our fee rates across distribution channels, investment strategies and the size of client relationships. As such, a change in the composition of our AUM, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted average fee rates and thus different impact to revenues on the same 10% increase or decrease in the value of our AUM.

We are also subject to market risk due to a decline in the value of the our holdings and the holdings of our consolidated subsidiaries, which, as of September 30, 2017, consist primarily of marketable securities, investments in equity method investees, and securities sold short.  At September 30, 2017, the value of our assets subject to market risk was $28.2 million. At September 30, 2017, the value of our liabilities subject to market risk was $3.6 million. Assuming a 10% increase or decrease, the fair value of assets and liabilities would have increased or decreased by $2.8 million and $0.4 million, respectively, at September 30, 2017.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. Dollar. Movements in the rate of exchange between the U.S. Dollar and the underlying foreign currency affect the values of assets held in accounts that we manage, thereby affecting the amount of revenues we earn. The value of our AUM was $35.4 billion as of September 30, 2017 and approximately 36% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 42% of our assets under management were invested in securities denominated in currencies other than the U.S. Dollar. To the extent our assets under management are denominated in currencies other than the U.S. Dollar, the value of those assets under management will decrease with an increase in the value of the U.S. Dollar, or increase with a decrease in the value of the U.S. Dollar. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we do not hedge an investment portfolio’s exposure to a non-U.S. currency.

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming that 42% of our assets under management is invested in securities denominated in currencies other than the U.S. Dollar, a 10% increase or decrease in the value of the U.S. Dollar would decrease or increase the fair value of our assets under management by $1.6 billion, which would cause an annualized increase or decrease in revenues of approximately $6.4 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fees of 0.410%.

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

Interest Rate Risk

As of September 30, 2017, our $47.9 million in cash and cash equivalents was primarily held in demand deposit accounts. As such, interest rate changes would not have a material impact on the income we earn from these deposits. Since the Company does not have any debt that bears interest at a variable rate, it did not have any direct exposure to interest rate risk at September 30, 2017.

Item 4.   Controls and Procedures.

During the course of the review of our consolidated financial statements as of September 30, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three and nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances

During the three months ended September 30, 2017, in connection with both employee equity purchases and accelerated vesting due to the passing of the Company's Executive Vice President, we issued an aggregate of 21,488 Class B units of our operating company and the corresponding number of shares of Class B common stock. Certain of these Class B units are Delayed Exchange Class B units, which have the right to receive dividend payments; but cannot be exchanged for shares of the Company's Class A common stock until seven years after the date of grant and do not carry rights associated with the tax receivable agreement.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended September 30, 2017.

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2017 - July 31, 2017	—	$—	—	$6.7
August 1, 2017 - August 31, 2017	—	—	—	6.7
September 1, 2017 - September 30, 2017	—	—	—	6.7
Total	—	$—	—	$6.7

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
101
Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 3, 2017

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ JESSICA R. DORAN
	Name:	Jessica R. Doran
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)