Form 10-K
period 2017-12-31
Pzena Investment Management, Inc.
filed 2018-03-09
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of its most recently completed second fiscal quarter, was approximately $169.2 million based on the closing sale price of $10.16 per share of Class A common stock of the registrant on such date on the New York Stock Exchange. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.
As of March 8, 2018, there were 17,876,684 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.
As of March 8, 2018, there were 51,081,651 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2018 annual meeting of shareholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
Pzena Investment Management, LLC is comprised of Class A and Class B membership units, each of which have an identical economic interest in the operating company. As a holding company, we hold all the Class A membership units and recognize income generated from our economic interest in our operating company's net income. The Class B membership units of the operating company are held by employees and certain outside members. For each Class A membership unit held, we have issued one corresponding share of Class A common stock, par value $0.01 per share, which entitles the holder to one vote per share. For each Class B membership unit, we have issued one corresponding share of Class B common stock, par value $0.000001 per share, which entitles the holder to five votes per share without dividend rights, as described below in the graphic illustration. As of December 31, 2017, we owned approximately 26.3% of the economic interest in our operating company and our Class A shareholders hold approximately 6.7% of our voting interests.
Pzena Investment Management, Inc. also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.
The graphic below illustrates our holding company structure and ownership as of December 31, 2017.

(1)	As of December 31, 2017, the members of Pzena Investment Management, LLC, other than us, consisted of:

•
Our named executive officers and their estate planning vehicles, who collectively held, through direct and indirect interests, approximately 49.4% of the economic interests in Pzena Investment Management, LLC.

•
38 of our other employee members and their estate planning vehicles, who collectively held, through direct and indirect interests, approximately 4.7% of the economic interests in Pzena Investment Management, LLC.

•
Certain other members of our operating company, including one of our directors and his related entities, and former employees, who collectively held, through direct and indirect interests, approximately 19.6% of the economic interests in Pzena Investment Management, LLC.

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

(4)
As of December 31, 2017, we held 18,096,554 Class A units of Pzena Investment Management, LLC, which represented the right to receive 26.3% of the distributions made by Pzena Investment Management, LLC.

(5)
As of December 31, 2017, the principals collectively held 50,774,559 Class B units of Pzena Investment Management, LLC, which represented the right to receive 73.7% of the distributions made by Pzena Investment Management, LLC.

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

Our assets under management, or AUM, was $38.5 billion at December 31, 2017, and we managed money on behalf of institutions, acted as sub-investment adviser to a variety of SEC-registered mutual funds and non-U.S. funds as well as investment adviser to certain Pzena SEC-registered mutual funds, certain private placement funds, and non-U.S. funds.

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

•
Culture of Ownership.  We believe the key contributors to our success should have significant ownership of our business. Since our inception, we have communicated to all our employees that they have the opportunity to become members of our operating company. As of December 31, 2017, we had 43 employee members positioned within all of our functional areas. We believe this ownership model results in a shared sense of purpose with our clients and their advisers. We intend to continue fostering a culture of ownership through our equity incentive plans, which are designed to align our team’s interests with those of our stockholders and clients. We believe this culture of ownership contributes to our team orientation and connection with clients.

Our Business Strategy

The key to our success is continued long-term investment performance. In conjunction with this, we believe the following strategies will enable us to grow our business over time:

•	Unwavering Focus on Classic Value Investing. We view our unwavering focus on long-term classic value investment excellence to be the key driver of our business success.

•
Capitalize on Growth Opportunities Created By Our Global Strategies.  Among both institutional and retail investors industry-wide, over the past few years, there have been increasing levels of investments in portfolios including non-U.S. equities. As of December 31, 2017, the total AUM in our Global Value strategies, International Value strategies, Emerging Markets Value strategy, European Value strategy, and other Global & non-U.S. strategies was $20.6 billion, or 53.5% of our overall AUM. Our global capability provides opportunity for implementation of our strategies around the world.

•
Work with Our Strong Consultant Relationships.  We believe that we have built strong relationships with the leading investment consulting firms who advise potential institutional clients. Historically, new accounts sourced through consultant-led searches have been a large driver of our inflows and are expected to be a major component of our future inflows. We estimate that approximately 70% of all retirement plan assets are advised by investment consultants, with a relatively small number of these consultants representing a significant majority of these relationships. As a result of a consistent servicing effort over our history, we have built strong relationships with consulting firms that we believe are the most important. New accounts sourced through consultant-led searches have been a large driver of our historical growth and are expected to be a major component of our future growth. As of December 31, 2017, our largest consultant relationship represented approximately 12% of our AUM.

•
Expand Our Non-U.S. Client Base.  In recent years, we have increased our efforts to develop our non-U.S. client base. Through our strong relationships with global consultants, we have been able to accelerate the development of our relationships with their non-U.S. branches. Over time, we aim to achieve growth of this client base through these relationships and by directly calling on the world’s largest institutional investors. We have also sought to expand our non-U.S. base through our relationships with non-U.S. mutual funds and other investment fund advisers. In addition to our headquarters in the United States, we have a business development and client service office in London as well as a representative office in Melbourne. To date, our marketing efforts have resulted in client relationships in twelve non-U.S. countries, including Australia, the United Kingdom, Luxembourg, Canada, and Ireland. As of December 31, 2017, we managed $12.9 billion on behalf of non-U.S. clients.

•
Provide Access To Our Strategies Through a Range of Investment Vehicles and Distribution Channels. Our clients access our investment strategies through a range of investment vehicles and distribution channels, including separately managed accounts, mutual funds that we sub-advise, and certain private placement vehicles and non-U.S. funds. During 2014 we launched three SEC-registered Pzena mutual funds for which we act as investment adviser in an effort to expand the access investors have to our strategies. During 2016 we launched a fourth SEC-registered Pzena mutual fund and continue to develop intermediary relationships to grow retail distribution channels. During 2017, we launched three new private placement vehicles for which we act as the sole investment adviser. For more information concerning access to our strategies and our distribution approach, see “Our Client Relationships and Distribution Approach” below.

•
Employ Global Team to Serve Clients and Prospects.  Our business development and client service professionals are critical to our business, as noted below under "Business Development and Client Service Teams," and are generally focused geographically. In addition to our headquarters in the United States and representative office in Melbourne, we have four dedicated professionals located in our London office. During 2015 we demonstrated our commitment to the retail market with an expanded effort focusing on the growth of our distribution capabilities and intermediary business across channels. We concluded after several years of market experience that our target segment in the retail market should be participants operating similarly to our institutional client base. In 2017, we combined our institutional and retail sales efforts to more effectively reach our target client base and service our current clients.

•
Corporate Environmental and Social Responsibility. As a global investment management organization, we are committed to adopting and implementing responsible investment principles in a manner that is consistent with our fiduciary responsibilities to our clients.  We recognize the importance of considering environmental, social and governance (ESG) issues as part of a robust investment process. In the beginning of 2018, we became a signatory to the Principles for Responsible Investment (PRI), which is a leading global responsible investment network of investment managers, service providers and asset owners.

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

As of December 31, 2017, we had a 26-member investment team. Each member serves as a research analyst, and certain members of the team also have portfolio management responsibilities. There are generally three portfolio managers for each investment strategy. These three managers have joint decision-making responsibility, and each has “veto authority” over all decisions regarding the relevant portfolio. Research analysts have sector and company-level research responsibilities which span all of our investment strategies, including those with a non-U.S. focus. In order to facilitate the professional development of our team, and to keep a fresh perspective on the companies in our investment portfolios, our research analysts generally rotate industry coverage every three to four years.

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

Our Investment Strategies

As of December 31, 2017, our approximately $38.5 billion in AUM was invested in a variety of value-oriented investment strategies, representing differing degrees of concentration, and capitalization segments of U.S. and non-U.S. markets. See "Item 7 — Management's Discussion and Analysis of Financial Condition & Results of Operations — Operating Results — Assets Under Management and Flows" for additional details about our strategies.

The following table identifies our current U.S. and non-U.S. investment strategies, and the allocation of our AUM among them, as of December 31, 2017, 2016, and 2015:

Strategy	As of December 31,
	2017	2016	2015
U.S. Value Strategies	(in billions)
Large Cap Value	$11.2	$9.4	$9.9
Mid Cap Value	2.8	2.5	1.8
Value	2.2	2.0	1.6
Small Cap Value	1.6	1.6	1.1
Other U.S. Strategies	0.1	0.1	0.1
Global and Non-U.S. Strategies
Global Value	6.7	4.6	4.2
International Value	6.3	4.9	4.2
Emerging Markets Value	4.3	2.6	1.8
European Value	3.2	2.1	1.1
Other Global and Non-U.S. Strategies	0.1	0.2	0.2
Total	$38.5	$30.0	$26.0

We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary depending on the degree of concentration in the portfolio, with our Focused Value strategies generally reflecting fewer holdings than our Value strategies.

Our largest investment strategies as of December 31, 2017 are further described below. This strategy detail is representative of our Value and Focused Value strategies, and variations thereof.

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

International Value.  This strategy reflects a portfolio composed of approximately 30 to 80 stocks drawn generally from a universe of 1,500 of the largest companies across the world, excluding the United States, based on market capitalization.

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

Our Strategy Development Approach

Historically, a component of our growth has been the development of new strategies. Prior to incubating a new strategy, we perform in-depth research on the potential market for the product, as well as its overall compatibility with our investment expertise. This process involves analysis by our client team, as well as by our investment professionals. We will only launch a new product if we believe that it can add value to a client’s investment portfolio. Prior to marketing a new strategy, we generally incubate the product for a period of one to five years, so that we can test and refine our investment strategy and process before actively marketing the product to our clients.

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

We distribute our products primarily through the efforts of our business development and client service team, who communicate directly with our clients and with the consultants who serve them, as well as through the marketing programs of our sub-investment advisory partners and intermediary distribution partners. Since our objective is to attract long-term investors with an investment horizon in excess of three years, our business development and client service efforts focus on educating our investors and intermediary distribution partners regarding our disciplined classic value investment process and philosophy.

Our business development and client service team is responsible for:

•	identifying, developing relationships with, and marketing to prospective clients;

•	providing ongoing service to existing accounts;

•	responding to requests for investment management proposals;

•	developing and maintaining relationships with independent consultants;

•	developing and maintaining relationships with intermediary partners to grow retail distribution capabilities;

•	addressing all ongoing client needs, including periodic updates and reporting requirements; and

•	developing direct relationships with clients sourced through consultant-led searches.

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

Distribution Channels

We manage assets in three principal distribution channels. A summary of selected financial data attributable to our operations for each distribution channel is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following table provides information regarding the composition of our total assets under management by distribution channel:

	As of December 31,
Assets Under Management	2017	2016	2015
	(in billions)
Separately Managed Accounts	$15.0	$12.5	$11.0
Sub-Advised Accounts	21.8	16.3	14.1
Pzena Funds	1.7	1.2	0.9
Total	$38.5	$30.0	$26.0

In December 2017, we changed the classification of our AUM to better reflect the composition of our client base. We now group our assets into three new categories: separately managed accounts, sub-advised accounts, and Pzena funds, which better illustrate the characteristics inherent in our client relationships. Historical data has been reclassified for all periods presented and did not impact reported totals of AUM.

Separately Managed Accounts

Since our inception, we have directly offered institutional investment products to public and corporate pension funds, endowments, foundations, high net worth individuals and their investment vehicles. We continue to develop direct relationships with the largest institutional investors and consultants around the world.

Sub-Advised Accounts

We have established relationships with mutual fund and fund providers globally, that offer us opportunities to efficiently access market segments through sub-investment advisory roles. The funds that we sub-advise are either multi-manager funds, in which we manage only a portion of the fund's portfolio, or funds for which we are the sole sub-adviser.

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

In addition, we offer investors outside of the U.S. the ability to invest in our strategies through Pzena Value Funds plc and its respective sub-funds, a family of Irish-based UCITS funds for which we serve as investment manager and promoter. Pzena Value Funds plc began operations in 2005 and offers shares to non-U.S. investors. We currently offer a sub-fund corresponding to our Emerging Markets Focused Value, Global Value, Global Focused Value, and Large Cap Value strategies.

In the U.S., we offer access to our International Value All Country (ex-U.S.), Emerging Markets Focused Value, Global Focused Value, Emerging Markets Select Value, U.S. Best Ideas, and International Focused Value strategies through private placement vehicles and collective investment trusts.

Advisory Fees

We earn advisory fees on our separately managed and sub-advised accounts, as well as funds for which we act as the sole investment adviser.

On our separately managed accounts, we are paid fees according to a schedule which varies by investment strategy. The substantial majority of these accounts pay us management fees pursuant to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases.

With respect to our sub-advised accounts, as of December 31, 2017, we sub-advised seventeen SEC-registered mutual funds that each have an initial two-year term and are thereafter subject to annual renewal by each fund’s board of directors pursuant to the Investment Company Act of 1940, as amended (the “Investment Company Act”). Fourteen of these seventeen sub-investment advisory agreements are beyond their initial two-year terms as of December 31, 2017. In addition, we sub-advise twenty-six non-U.S. funds. Under these agreements, we are generally paid a management fee according to a schedule, pursuant to which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed-rate management fees. Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of AUM, are lower than the advisory fees we earn on our separately managed accounts.

Advisory fees we earn on separately managed accounts and Pzena funds are generally based on the value of AUM at a specific date on a quarterly basis. Certain of our separately managed accounts, sub-advised accounts, and Pzena funds are calculated based on the average of the monthly or daily market value of the account. Advisory fees are also generally adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. While a specific group of accounts may use the same fee rate, the calculation methodology may differ, as described above.

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

Employees

At December 31, 2017, we had 105 full-time employees, including 26 investment professionals and 14 business development and client service professionals.

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

Pzena Financial Services, LLC, our SEC registered broker-dealer subsidiary, is subject to the SEC's Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer's assets be kept in relatively liquid form. At December 31, 2017, Pzena Financial Services, LLC had net capital of $273,417, which was $262,438 in excess of its net capital requirement of $10,979.

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

Pzena Investment Management, Ltd, our United Kingdom subsidiary, is an appointed representative of Mirabella Advisers LLP which is authorized and regulated by the Financial Conduct Authority ("FCA") in the United Kingdom. In Europe outside of the United Kingdom, Pzena Investment Management, Ltd is an appointed representative and tied agent of Argenthal & Company Limited which is authorized and regulated by the FCA.

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

•
Termination of significant relationships: Our clients can generally terminate our advisory agreements or reduce assets under management upon short notice and for any reason. Investors in the pooled funds that we manage may also redeem their investments in the funds at any time without prior notice. As of December 31, 2017, five client relationships represented 47% and 31% of our AUM and revenue, respectively, including one client relationship which represents approximately 23% and 11% of our AUM and revenue respectively. The termination of any of these relationships and outflow of money from our pooled funds could significantly reduce our revenue, and we may not be able to establish relationships with other clients in order to replace the lost revenue. There can also be no assurance that our agreements with respect to these relationships will remain in place going forward.

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

•
Intermediary dependence: New accounts sourced through consultant-led searches have been a large driver of our inflows in the past, and are expected to be a major component of our inflows going forward. We have also established relationships with certain mutual fund providers who have offered us opportunities to access certain market segments through sub-investment advisory roles. Such consultants and mutual fund providers routinely review and evaluate our organization and the services we offer, and poor evaluations may result in client outflows and impact our ability to attract new assets through such intermediaries. See "Item 1 — Our Business Strategy — Work with Our Strong Consultant Relationships" and "Item 1 — Our Client Relationships and Distribution Approach — Distribution Channels."

•
Passive strategies, such as index and exchange-traded funds have grown substantially in relation to active strategies: During the past decade investors have exhibited a desire for passive investment products given their relative performance and lower fee structure compared to active strategies managed by investment managers such as ourselves. If this market preference continues, existing and prospective clients may choose to invest in passive investment products, our AUM may be negatively impacted.

We may face capacity constraints in certain of our strategies which may prevent us from accepting new investors in those strategies.

Our ability to retain and grow assets as a firm has been, and will be, driven primarily by delivering attractive investment results to our clients. As a consequence, we have prioritized, and will continue to prioritize, investment performance over asset accumulation. Where we deemed it necessary, we have, in the past, closed certain strategies to new investors in order to preserve capacity to effectively implement our concentrated investment strategies for the benefit of existing clients. We may in the future close certain of our strategies to new investors or to new inflows from existing investors. Any such closures may limit our future AUM growth and hence our revenue growth.

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

A portion of our investment advisory revenue is also derived from performance fees. We generally earn performance fees under certain client agreements according to the performance relative to an agreed-upon benchmark. This fee structure results in a lower base fee but allows for us to earn higher fees if the investment strategy outperforms the benchmark. Some performance-based fee arrangements include high-water mark provisions, which generally provide that if a client account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve the performance target for a particular period, we may not earn a performance fee for that period and for accounts with a high-water mark provision, our ability to earn future performance fees may be impaired. During fiscal years 2017 and 2016, we earned $3.2 million and $0.2 million in performance fees, respectively. An increase in performance-based fee arrangements with clients could create greater fluctuations in our revenue and earnings.

In addition, certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee, or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. We recognized a $1.0 million reduction in base fees related to these fee arrangements for the year ended December 31, 2016, which does not reflect the minimum base fees of accounts with fulcrum fee arrangements. For the year ended December 31, 2017, we did not recognize a reduction in base fees related to fulcrum fee arrangements. To the extent the three-year performance records of these accounts fluctuate relative to their relevant benchmarks, the amount of base fees recognized may vary.

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

The United Kingdom (U.K.) and other European jurisdictions in which we operate have implemented the Markets in Financial Instruments Directive (MiFID) rules into national legislation. MiFID II, which became effective on January 3, 2018, builds upon many initiatives introduced through MiFID which primarily focused on equity trading activity to migrate onto open and transparent markets. MiFID II will be implemented through a number of more detailed directives, regulations and standards made by the European Commission and by the European Securities Markets Authority (ESMA). It is expected that MiFID II will have significant and wide-ranging impacts on the European Union (EU) securities market, including (i) enhanced investor protection and governance standards, (ii) rules regarding the ability of portfolio management firms to receive and pay for investment research relating to all asset classes, (iii) an enhanced role for ESMA in supervising EU securities, (iv) new requirements regarding non-EU investment firms’ access to EU financial markets, as well as many other requirements for derivatives and trading activities. In particular, compliance with MiFID II will increase costs and affect the manner in which our businesses obtain investment research services.

The ultimate impact of the U.K.'s exit from the European Union (“Brexit”) on our business operation in the U.K. and Europe is still unknown and will vary depending on the terms of the impending separation agreement and any agreements the U.K. makes to retain access to EU markets either during a transitional period or more permanently. Ongoing changes in the EU’s regulatory framework applicable to our operations, including Brexit as well as any other changes in composition of the EU’s member states, may lead to regulatory changes and uncertainty and result in additional legal and compliance costs. We continue to actively work to ensure our operations are structured effectively and efficiently to service U.K. and European clients.

In May 2018, the European Union’s General Data Protection Regulation (GDPR) will become effective. The primary objectives of GDPR are to give citizens control of their personal data and to simplify the regulatory environment for international business by unifying data protection regulation in the European Union. Compliance with the stringent rules under GDPR will require an extensive review of all of our global data processing systems. Failure to comply with GDPR could result in fines up to the higher of 20 million Euros or 4% of annual global revenues.

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

In 2016, the DOL issued rules expanding the “investment advice fiduciary” definition under the Employee Retirement Income Security Act of 1974 (ERISA) which originally were to become applicable in April of 2017. Full implementation has been delayed, and may be further delayed, during which time additional revisions may be made to the definitions and rules relating to fiduciaries. If adopted as currently proposed, the rule significantly expands the circumstances under which investment advisers are treated as fiduciaries to ERISA plans and individual retirement accounts and are therefore precluded from receiving compensation that varies with the investment choices made or from recommending proprietary investment products absent an exemption. If the rule is enacted as written, it will require many investment managers to revise a number of their distribution relationships, create compliance and operational challenges for distribution partners and may limit abilities to provide services and education to its clients. Although this rule may not directly impact our operations, our business sourced from distribution partners who could be subject to such rules may be adversely impacted and the assets from such sources may be difficult to maintain or grow as a result of the rule and its implementation.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity.

We are subject to income- as well as non-income-based taxes, in both the U.S. and non-U.S. jurisdictions. In the U.S., the Tax Cuts and Jobs Act was enacted on December 22, 2017 resulting in, among other things, a reduced statutory corporate tax rate of 21% beginning in fiscal year 2018. As a result of these changes, in the fourth quarter of 2017, we remeasured our deferred tax assets using enacted tax rates that will be in effect when such items are expected to reverse. Furthermore, additional guidance and changes may be issued that may have a direct effect on our financial condition, results of operations and liquidity. We are also subject to potential tax audits in various jurisdictions and in such event, tax authorities may disagree with certain positions we have taken and assess penalties or additional taxes. We regularly assess the likely outcomes of these potential audits in order to determine the appropriateness of our tax provision; however, there can be no assurance that we will accurately predict the outcomes of these potential audits. The actual outcomes of these potential audits could have a material impact on our net income or financial condition and any changes in tax laws or tax rulings could materially impact our effective tax rate and earnings.

Certain changes in accounting and/or financial reporting standards issued by the Financial Accounting Standards Board (“FASB”), the SEC or other standard-setting bodies could have a material impact on our reported financial position or results of our operations.

We are subject to the application of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which are periodically revised and/or expanded. As such, we are required to adopt new or revised accounting and/or financial reporting standards issued by recognized accounting standard setters or regulators, such as the FASB and the SEC. Changes associated with the adoption of revised financial reporting standards could have a material impact on our reported financial position or results of our operations.

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

We are dependent on the effectiveness of our, and our third-party vendors', information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides in or is transmitted through them. As part of our normal operations, we maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data is either prevented or detected in a timely manner. We are continuously working to install new, and upgrade existing, information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to ensure that we are protected, to the greatest extent possible, against cyber risks and security breaches.

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

Our global and non-U.S. strategies may consist of investments in the securities of issuers located outside of the United States, which may involve foreign currency exchange, political, social and economic uncertainties and risks.

Our global and non-U.S. strategies, which together represented $20.6 billion and $14.4 billion of our AUM as of December 31, 2017 and 2016, respectively, are primarily invested in securities of companies located outside the United States. As of December 31, 2017, approximately 42% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. Investments in non-U.S. issuers may be affected by political, social and economic uncertainty affecting a country or region in which we are invested. Many emerging financial markets are not as developed, or as efficient, as the U.S. financial market, and, as a result, liquidity may be reduced and price volatility may increase. The legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information in respect of such companies. These risks could adversely impact the performance of our strategies that are invested in securities of non-U.S. issuers. In addition, fluctuations in foreign currency exchange rates may affect investment return and AUM since we do not engage in currency hedging for these portfolios. Due to these factors, our AUM may fluctuate from one reporting period to another causing volatility in earnings.

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

We are required to pay most of the tax benefit of any amortization deductions we may claim as a result of the tax basis step up we receive in connection with the sales of membership units and any exchanges of Class B units and this tax treatment could be challenged by tax authorities.

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

Pursuant to a tax receivable agreement dated October 30, 2007, among us, the Selling Members, and all holders of Class B units after our IPO, we are required to pay the Selling Members, and certain holders of Class B units who elect to exchange their Class B units for shares of our Class A common stock, 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increases in amortizable tax basis due to the sale to us of their membership units. The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, may vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income, and the tax rates and related laws then applicable. Payments under the tax receivable agreement are expected to give rise to certain additional tax benefits attributable to further increases in basis. Any such benefits are covered by the tax receivable agreement and may increase the amounts due thereunder. We expect that, as a result of the size and increases in our share of the tax basis in the tangible and intangible assets of our operating company attributable to our interest therein, the payments that we may make to these members likely may be substantial.

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

During 2017, we established December 21, 2017 as an exchange date. Certain employee members, non-employee members and permitted transferees, elected to exchange an aggregate of 855,535 of their Class B units for an equivalent number of shares of our Class A common stock, which are freely tradable. As of December 31, 2017, there remained 50,744,559 shares of our Class A common stock that have previously been registered in various registration statements filed with the SEC, which may be issued upon the exchange of currently outstanding Class B units as discussed above. An additional 12,453,984 shares of Class A common stock are registered relating to Class B units that have not been issued.

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

Our Class B stockholders collectively hold approximately 93% of the combined voting power of our common stock. These stockholders consist of our named executive officers, 38 of our other employees (directly or through their interests in Pzena Investment Management, LP), the estate planning vehicles of our named executive officers and certain of our other employees, certain other members of our operating company, including one of our directors and his related entities, and former employees (directly or through their interests in Pzena Investment Management, LP). Holders of shares of our Class B common stock have entered into a Class B Stockholders’ Agreement with respect to all shares of Class B common stock then held by them and any additional shares of Class B common stock they may acquire in the future. Pursuant to this agreement, they may vote these shares of Class B common stock together on all matters submitted to a vote of our common stockholders. To the extent that we cause our operating company to issue additional Class B units, which may be granted, subject to vesting, to our employees pursuant to the PIM LLC 2006 Equity Incentive Plan, these employees will be entitled to receive an equivalent number of shares of our Class B common stock, subject to the condition that they agree to enter into this Class B Stockholders’ Agreement. Each share of our Class B common stock entitles its holder to five votes per share for so long as the Class B stockholders collectively hold 20% of the total number of shares of our common stock outstanding. When a Class B unit is exchanged for a share of our Class A common stock, an unvested Class B unit is forfeited due to the employee holder’s failure to satisfy the conditions of the award agreement pursuant to which it was granted, or any Class B unit is forfeited as a result of a breach of any restrictive covenants contained in our operating company’s amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed by us.

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

We currently intend to pay cash dividends on a quarterly basis and our Board of Directors has targeted a cash dividend payout ratio of approximately 60% to 70% of annual non-GAAP earnings per share, subject to growth initiatives and other funding needs. However, our Board of Directors may, in its discretion, decrease the level of dividends, or discontinue the payment of dividends entirely. Furthermore, we are a holding company, and depend upon the ability of Pzena Investment Management, LLC, our operating company, to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses and pay dividends to our stockholders. We expect to cause Pzena Investment Management, LLC to make distributions to its members, including us. However, the ability of Pzena Investment Management, LLC to make such distributions is subject to its operating results, cash requirements and financial condition, and applicable Delaware laws (which may limit the amount of funds available for distribution to its members), as well as any contractual restrictions. If, as a consequence of these various limitations and restrictions, we do not receive distributions from our operating company, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Because of these various limitations and restrictions, we have, in the past, had to suspend our quarterly dividend payment. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Our Dividend Policy.”

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

Our Class A common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “PZN.” As of March 8, 2018, there were approximately 35 record holders of our Class A common stock and 36 record holders of our Class B common stock. These numbers do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.

The following table sets forth the quarterly high and low sales prices of our Class A common stock on the NYSE for the periods indicated and dividends declared during such periods.

	2017			2016
Quarter	High	Low	Dividends Declared Per Share	High	Low	Dividends Declared Per Share
Quarter Ended March 31	$11.85	$9.02	$0.28	$8.50	$5.91	$0.32
Quarter Ended June 30	$11.56	$8.25	$0.03	$9.60	$7.16	$0.03
Quarter Ended September 30	$11.59	$9.13	$0.03	$8.50	$7.06	$0.03
Quarter Ended December 31	$12.70	$10.12	$0.03	$11.48	$7.11	$0.03

Our Dividend Policy

On January 30, 2018, our Board of Directors determined that it intends to reduce the targeted cash dividend payout ratio from 70% to 80% of non-GAAP diluted net income to 60% to 70% of non-GAAP diluted net income. Barring any changes in our financial condition, with the beneficial impact of the lower future effective tax rate due to the corporate tax rates enacted in the Tax Cuts and Jobs Act of 2017, we should expect to maintain the absolute level of the dividend despite the reduction in payout ratio. The Board regularly reviews our long-term capital allocation strategy and determined that it is prudent to have additional financial flexibility to allow for investment in future business initiatives, while still returning a meaningful cash dividend to shareholders.

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

Recent Issuances of Unregistered Securities

In 2017, in connection with new employee member grants, employee equity purchases and year-end compensation, we issued an aggregate of 692,326 Class B units of our operating company, and the related 692,326 shares of Class B common stock to employee members. Certain of these Class B units, referred to as Delayed Exchange Class B units, vest immediately upon the date of grant and have the right to receive dividend payments; however, they cannot be exchanged for shares of the Company's Class A common stock until seven years after the date of grant, and do not carry rights associated with the tax receivable agreement. See Note 3 to our consolidated financial statements beginning on page F-17 of this Annual Report for a more detailed description of the Delayed Exchange.

Further, in connection with the vesting of certain employee members' mandatory deferred compensation, in 2017 we issued 97,544 Class B units of the operating company and the related 97,544 shares of Class B common stock. Certain of these units were issued as Delayed Exchange Class B units.

The exercise of options to acquire an aggregate of 298,910 Class B units of our operating company by certain employee members, resulted in the issuance of 41,781 Class B units after the redemption of 257,129 Class B units for the cashless exercise of the options.

In 2017, a total of 329,503 Class B units were issued to various employee members in connection with the vesting of their Phantom Class B units granted in prior years.

The issuances were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock over the five-year period ending December 31, 2017, with the cumulative total return of the S&P 500® and the SNL Asset Manager Index*. The graph assumes the investment of $100 in our common stock, and in each of the two indices, on December 31, 2012 and the reinvestment of all dividends, if any.

	Period Ended
Index	2012	2013	2014	2015	2016	2017
Pzena Investment Management, Inc.	$100.00	$225.88	$187.41	$177.74	$241.44	$238.92
SNL Asset Manager Index*	$100.00	$152.88	$161.29	$137.55	$140.59	$181.22
S&P 500 Index	$100.00	$132.38	$150.27	$152.34	$166.87	$195.74

*	The SNL Asset Manager Index is comprised of the securities of 41 publicly traded asset management companies.

Issuer Purchases of Equity Securities

On April 24, 2012, our Board of Directors authorized us to repurchase an aggregate of $10.0 million of our outstanding Class A common stock in the open market and Class B units of the operating company in private transactions in accordance with applicable securities laws. On February 5, 2014, the Board of Directors authorized us to repurchase an additional $20.0 million of our outstanding Class A common stock and Class B units of the operating company. The timing, number, and value of common shares and units repurchased are subject to our discretion. Our share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, or for any reason. Shares repurchased under the repurchase program during the fourth quarter of 2017 are as follows:

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
October 1, 2017 through October 31, 2017	—	$—	—	$6.7
November 1, 2017 through November 30, 2017	—	—	—	6.7
December 1, 2017 through December 31, 2017	71,010	11.01	71,010	5.9
Total	71,010	$11.01	71,010	$5.9

(1)
The dollar amount in the column entitled "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs," reflects the remainder of the program and also reflects the repurchase of 30,818 of the operating company's Class B units during December 2017 for an average price of $10.87 per unit. Class B units are repurchased at fair value determined by reference to our Class A common stock on the date of the transaction since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical consolidated financial data of Pzena Investment Management, Inc. The selected consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015 and the selected consolidated statements of financial condition data as of December 31, 2017 and 2016, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements included in this Annual Report.

The selected consolidated statement of operations data for the years ended December 31, 2014 and 2013, and the selected consolidated statements of financial condition as of December 31, 2015, 2014 and 2013, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements not included in this report.

You should read the following selected historical consolidated financial data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the related notes included in this Annual Report.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share amounts)
Statements of Operations Data:
REVENUE
Management Fees	$138,136	$108,129	$112,102	$108,675	$91,866
Performance Fees	3,159	207	4,505	3,836	3,903
Total Revenue	141,295	108,336	116,607	112,511	95,769
EXPENSES
Cash Compensation and Benefits	48,722	41,397	35,431	32,396	31,374
Other Non-Cash Compensation	10,182	6,933	11,092	8,877	5,448
Total Compensation and Benefits Expense	58,904	48,330	46,523	41,273	36,822
General and Administrative Expenses	13,337	12,788	14,667	10,285	8,099
TOTAL OPERATING EXPENSES	72,241	61,118	61,190	51,558	44,921
Operating Income	69,054	47,218	55,417	60,953	50,848
Other Income/ (Expense)	25,608	(48,042)	(3,300)	(4,036)	(1,821)
INCOME BEFORE INCOME TAXES	94,662	(824)	52,117	56,917	49,027
Income Tax Provision	34,512	(54,475)	5,114	1,883	589
Consolidated Net Income	60,150	53,651	47,003	55,034	48,438
Less: Net Income Attributable to Non-Controlling Interests	53,242	37,472	39,324	46,934	41,768
NET INCOME Attributable to Pzena Investment Management, Inc.	$6,908	$16,179	$7,679	$8,100	$6,670
Per Share Data[1]:
Net Income for Basic Earnings per Share	$6,908	$16,179	$7,679	$8,100	$6,670
Basic Earnings per Share	$0.40	$1.01	$0.55	$0.64	$0.56
Basic Weighted Average Shares Outstanding	17,338,348	15,962,902	14,014,219	12,628,676	11,990,757

Net Income for Diluted Earnings per Share	$40,064	$39,600	$33,809	$35,685	$30,317
Diluted Earnings per Share[2]	$0.40	$0.58	$0.50	$0.53	$0.45
Diluted Weighted Average Shares Outstanding	70,934,362	68,849,172	68,126,786	67,797,524	66,759,840

Cash Dividends Declared Per Share	$0.37	$0.41	$0.41	$0.35	$0.25

1
The operating company issues shares of Class A common stock and Class B units that have non-forfeitable dividend rights. Under the “two-class method,” these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

2
During the year-ended December 31, 2017, the calculation of diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted earnings per share is assumed to be equal to basic earnings per share. See Note 5 to our consolidated financial statements beginning on page F-22 of this Annual Report for further details.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Statements of Financial Condition Data:
Cash	$63,414	$43,522	$35,417	$39,109	$33,878
TOTAL ASSETS	169,047	179,121	114,309	111,886	80,213
TOTAL LIABILITIES	69,758	97,787	28,847	26,853	21,664
Non-Controlling Interests	66,985	52,841	67,040	66,632	42,187
EQUITY	32,304	28,493	18,422	18,401	16,362

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. At December 31, 2017, our assets under management, or AUM, was approximately $38.5 billion. We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, certain private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”). As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income. As of December 31, 2017, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 26.3% and 73.7%, respectively, of the economic interests in the operations of our business.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Certain of our named executive officers and employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B units of our operating company. As of December 31, 2017, through direct and indirect interests, our five named executive officers; 38 other employee members; and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 49.4%, 4.7%, and 19.6% of the economic interests in our operating company, respectively.

Net Income

GAAP diluted net income and GAAP diluted earnings per share were $40.1 million and $0.40, respectively, for the year ended December 31, 2017, $39.6 million and $0.58, respectively, for the year ended December 31, 2016, and $33.8 million and $0.50, respectively, for the year ended December 31, 2015. During the year-ended December 31, 2017, the calculation of diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted earnings per share is assumed to be equal to basic earnings per share.

In evaluating the results of operations, we also review non-GAAP measures of earnings, which are adjusted to exclude changes in the deferred tax asset and corresponding liability to the Company's selling and converting shareholders associated with a change in the calculation of historical 754 step-ups, the release of the valuation allowance in the fourth quarter of 2016, the impact of the Tax Cuts and Jobs Act enacted in the fourth quarter of 2017, as well as certain non-recurring charges recognized in operating expenses during 2015. We believe that these GAAP adjustments add a measure of non-operational complexity that partially obscures a clear understanding of the underlying performance of our business. We use these non-GAAP measures to assess the strength of the underlying operations of the business. We believe that these adjustments, and the non-GAAP measures derived from them, provide information to better analyze our operations between periods, and over time. Investors should consider these non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

As adjusted, non-GAAP diluted net income and non-GAAP diluted earnings per share were $44.7 million and $0.63, respectively, for the year ended December 31, 2017, and $31.4 million and $0.46, respectively, for the year ended December 31, 2016, $34.5 million and $0.51, respectively, for the year ended December 31, 2015. GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our GAAP and non-GAAP net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, the adjustments related to the non-recurring charges recognized in operating expenses, and other adjustments as noted above. Our effective tax rate, exclusive of these adjustments, was 36.7% for the year ended December 31, 2017 and approximately 36.8% and 37.1% for the years ended December 31, 2016 and 2015, respectively. See “Operating Results — Income Tax Expense/ (Benefit)” below.

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands, except share and per share amounts)
GAAP Net Income	$6,908	$16,179	$7,679
Net Expense as a result of Tax Cuts and Jobs Act	5,649	—	—
Impact of Change in Historical 754 Step-Up Calculations[1]	(1,006)	—	—
Net Effect of Tax Receivable Agreement	—	(8,221)	(424)
Net Effect of Non-Recurring Lease Expenses	—	—	183
Non-GAAP Net Income	$11,551	$7,958	$7,438

Basic Weighted Average Shares Outstanding	17,338,348	15,962,902	14,014,219
GAAP Basic Earnings per Share	$0.40	$1.01	$0.55
Net Expense as a result of Tax Cuts and Jobs Act	0.33	—	—
Impact of Change in Historical 754 Step-Up Calculations[1]	(0.06)	—	—
Net Effect of Tax Receivable Agreement	—	(0.51)	(0.03)
Net Effect of Non-Recurring Lease Expenses	—	—	0.01
Non-GAAP Basic Earnings per Share	$0.67	$0.50	$0.53

GAAP Net Income for Diluted Earnings per Share	$40,063	$39,600	$33,809
Net Expense as a result of Tax Cuts and Jobs Act	5,649	—	—
Impact of Change in Historical 754 Step-Up Calculations[1]	(1,006)	—	—
Net Effect of Tax Receivable Agreement	—	(8,221)	(1,148)
Net Effect of Non-Recurring Lease Expenses	—	—	1,834
Non-GAAP Net Income for Diluted Earnings per Share	$44,706	$31,379	$34,495

Basic Weighted Average Shares Outstanding	70,934,362	68,849,172	68,126,786
GAAP Diluted Earnings per Share	$0.56	$0.58	$0.50
Net Expense as a result of Tax Cuts and Jobs Act	0.08	—	—
Impact of Change in Historical 754 Step-Up Calculations[1]	(0.01)	—	—
Net Effect of Tax Receivable Agreement	—	(0.12)	(0.02)
Net Effect of Non-Recurring Lease Expenses	—	—	0.03
Non-GAAP Diluted Earnings per Share	$0.63	$0.46	$0.51

1
Reflects the net impact of a change in the calculation of historical 754 step-ups and related deferred tax asset and corresponding liability to selling and converting shareholders recognized during the year-ended December 31, 2017 as noted in the income tax expense/(benefit) discussion below.

Revenue

We generate revenue primarily from management fees and performance fees, which we collectively refer to as our advisory fees, by managing assets on behalf of our separately managed and sub-advised accounts, as well as our Pzena funds. Our advisory fee income is primarily based on our AUM, as discussed below, and is recognized over the period in which investment management services are provided. Following the preferred method identified in the Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), income from performance fees is recorded at the conclusion of the contractual performance period, when all contingencies are resolved.

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

For our separately managed accounts, we are paid management fees according to a schedule, which varies by investment strategy. The substantial majority of these accounts pay us management fees pursuant to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases.

Pursuant to our sub-investment advisory agreements with our clients and advisory agreements with Pzena-branded funds, we are generally paid a management fee according to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed-rate management fees. Due to the substantially larger account size of certain of these sub-advised accounts, the average advisory fees we earn on them, as a percentage of AUM, are lower than the advisory fees we earn on our separately managed accounts.

Advisory fees we earn on separately managed accounts are generally based on the value of AUM at a specific date on a quarterly basis. Certain of our separately managed accounts, and all of our sub-advised accounts, are calculated based on the average of the monthly or daily market value. Advisory fees are also generally adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. While a specific group of accounts may use the same fee rate, the calculation methodology may differ as described above.

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

Our advisory fees may fluctuate based on a number of factors, including the following:

•	changes in AUM due to appreciation or depreciation of our investment portfolios, and the levels of the contribution and withdrawal of assets by new and existing clients;

•	distribution of AUM among our investment strategies, which have differing fee schedules;

•	distribution of AUM between separately managed accounts and sub-advised accounts, for which we generally earn lower overall advisory fees; and

•	the level of our performance with respect to accounts on which we are paid performance fees or have fulcrum fee arrangements.

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

Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees' and outside investors' direct and indirect interests in our operating company (as noted in "Item 1 — Business — Overview"), we have reflected their membership interests as a non-controlling interest in our consolidated financial statements. As of December 31, 2017, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 26.3% and 73.7%, respectively, of the economic interests in the operations of our business. In addition, our operating company consolidates the results of operations of the private investment partnerships and Pzena-branded mutual funds over which we exercise a controlling influence. Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

Operating Results

Assets Under Management and Flows

As of December 31, 2017, our approximately $38.5 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets. The performance of our largest investment strategies as of December 31, 2017 is further described below. We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings. While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of December 31, 2017, 2016 and 2015:

	AUM at December 31,
Strategy	2017	2016	2015
	(in billions)
U.S. Value Strategies
Large Cap Value	$11.2	$9.4	$9.9
Mid Cap Value	2.8	2.5	1.8
Value	2.2	2.0	1.6
Small Cap Value	1.6	1.6	1.1
Other U.S. Strategies	0.1	0.1	0.1
Total U.S. Value Strategies	17.9	15.6	14.5

Global and Non-U.S. Value Strategies
Global Value	6.7	4.6	4.2
International Value	6.3	4.9	4.2
Emerging Markets Value	4.3	2.6	1.8
European Value	3.2	2.1	1.1
Other Global and Non-U.S. Strategies	0.1	0.2	0.2
Total Global and Non-U.S. Value Strategies	20.6	14.4	11.5
Total	$38.5	$30.0	$26.0

	AUM at December 31,
Account Domicile	2017	2016	2015
	(in billions)
U.S.	$25.6	$21.1	$19.1
Non-U.S.	12.9	8.9	6.9
Total	$38.5	$30.0	$26.0

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to December 31, 2017, and in the five-year, three-year, and one-year periods ended December 31, 2017, relative to the performance of the market index which is often used by our clients to compare the performance of the relevant investment strategy.

	Period Ended December 31, 2017[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (July 2012)
Annualized Gross Returns	16.7%	16.6%	10.7%	17.9%
Annualized Net Returns	16.5%	16.4%	10.5%	17.7%
Russell 1000® Value Index	14.3%	14.0%	8.7%	13.7%
International Value (November 2008)
Annualized Gross Returns	12.1%	10.0%	9.4%	25.5%
Annualized Net Returns	11.8%	9.7%	9.1%	25.1%
MSCI EAFE® Index – Net/U.S.$[2]	8.7%	7.9%	7.8%	25.0%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	8.0%	16.7%	11.0%	18.2%
Annualized Net Returns	7.6%	16.3%	10.6%	17.8%
Russell 1000® Value Index	7.1%	14.0%	8.7%	13.7%

Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	4.0%	6.3%	11.0%	31.7%
Annualized Net Returns	3.2%	5.5%	10.2%	30.8%
MSCI® Emerging Markets Index – Net/U.S.$[2]	1.7%	4.4%	9.1%	37.3%
European Focused Value (August 2008)
Annualized Gross Returns	7.0%	10.2%	10.3%	30.1%
Annualized Net Returns	6.6%	9.8%	9.9%	29.7%
MSCI® Europe Index – Net/U.S.$[2]	3.2%	7.4%	6.7%	25.5%
Global Value (January 2010)
Annualized Gross Returns	10.3%	13.0%	10.0%	24.1%
Annualized Net Returns	10.0%	12.6%	9.6%	23.7%
MSCI® World Index – Net/U.S.$[2]	9.9%	11.6%	9.3%	22.4%
Global Focused Value (January 2004)
Annualized Gross Returns	6.6%	13.3%	10.0%	25.1%
Annualized Net Returns	5.9%	12.6%	9.3%	24.4%
MSCI® All Country World Index – Net/U.S.$[2]	7.4%	10.8%	9.3%	24.0%
Mid Cap Value (April 2014)
Annualized Gross Returns	11.3%	N/A	12.4%	14.2%
Annualized Net Returns	11.0%	N/A	12.1%	13.9%
Russell Mid Cap® Value Index	9.6%	N/A	9.0%	13.3%
Focused Value (January 1996)
Annualized Gross Returns	11.4%	17.1%	11.3%	17.0%
Annualized Net Returns	10.6%	16.5%	10.6%	16.4%
Russell 1000® Value Index	9.1%	14.0%	8.7%	13.7%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	14.1%	16.8%	11.3%	4.8%
Annualized Net Returns	12.9%	15.6%	10.2%	3.8%
Russell 2000® Value Index	10.1%	13.0%	9.6%	7.8%
International Focused Value (January 2004)
Annualized Gross Returns	7.5%	10.7%	10.7%	27.8%
Annualized Net Returns	6.6%	10.1%	10.1%	27.2%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	6.8%	6.8%	7.8%	27.2%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	13.5%	17.7%	12.9%	15.8%
Annualized Net Returns	12.7%	17.0%	12.2%	15.1%
Russell Mid Cap® Value Index	10.8%	14.7%	9.0%	13.3%

1	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

2	Net of applicable withholding taxes and presented in U.S.$.

Large Cap Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn generally from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At December 31, 2017, the Large Cap Value strategy generated a one-year annualized gross return of 17.9%, outperforming its benchmark. The outperformance was primarily driven by our stock selection in the producer durables and energy sectors.

International Value.  This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn generally from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At December 31, 2017, the International Value strategy generated a one-year annualized gross return of 25.5%, outperforming its benchmark. Although no individual factors had a significant influence on our performance, the largest positive contributors were our stock selection in the financial services sector as well as the performance of certain Korean stocks. These positive contributors were partially offset by our overexposure to the energy sector.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn generally from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At December 31, 2017, the Large Cap Focused Value strategy generated a one-year annualized gross return of 18.2%, outperforming its benchmark. The outperformance was primarily driven by our stock selection in the producer durables and healthcare sectors.

Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn generally from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At December 31, 2017, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of 31.7%, underperforming its benchmark. The main contributors to this underperformance include our stock selection in the information technology sector as well as the performance of certain Chinese and Russian stocks. This underperformance was partially offset by our stock selection in the materials sector and the performance of certain Korean stocks.

European Focused Value. This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn generally from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At December 31, 2017, the European Focused Value strategy generated a one-year annualized gross return of 30.1%, outperforming its benchmark. This outperformance was broad based and primarily driven by our stock selection in the materials sector and the performance of certain German and U.K. stocks, partially offset by our stock selection in the energy sector.

Global Value.  This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn generally from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At December 31, 2017, the Global Value strategy generated a one-year annualized gross return of 24.1%, outperforming its benchmark. This outperformance was primarily driven by our stock selection in the financial services sector as well as the performance of certain Korea stocks, partially offset by our stock selection in the information technology sector.

Global Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn generally from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At December 31, 2017, the Global Focused Value strategy generated a one-year annualized gross return of 25.1%, outperforming its benchmark. This outperformance primarily driven by our stock selection in the materials sector, overexposure to the financial services sector, and the performance of certain Japanese stocks. This outperformance is partially offset by our stock selection in the information technology sector.

Mid Cap Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn generally from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in April 2014. At December 31, 2017, the Mid Cap Value strategy generated a one-year annualized gross return of 14.2%, outperforming its benchmark. This outperformance was primarily driven by our stock selection in the financial services and producer durables sectors.

Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn generally from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At December 31, 2017, the Focused Value strategy generated a one-year annualized gross return of 17.0%, outperforming its benchmark. The outperformance was driven primarily by our stock selection in the producer durables and healthcare sectors.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn generally from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At December 31, 2017, the Small Cap Focused Value strategy generated a one-year annualized gross return of 4.8%, underperforming its benchmark. This underperformance was primarily driven by our stock selection in the healthcare sector and our overexposure to the producer durables and technology sectors. This underperformance was partially offset by our stock selection in the materials sector.

International Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn generally from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004. At December 31, 2017, the International Focused Value strategy generated a one-year annualized gross return of 27.8%, outperforming its benchmark. The largest positive contributors were our stock selection in the financial services and materials sectors, partially offset by our stock selection in the information technology sector.

Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn generally from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At December 31, 2017, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 15.8%, outperforming its benchmark. The outperformance was driven primarily by our stock selection in the financial services sector and over exposure to the producer durables sector, partially offset by our stock selection in the energy sector.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

In December 2017, we changed the classification of our AUM to better reflect the composition of our client base. We now group our assets into three new categories: separately managed accounts, sub-advised accounts, and Pzena funds, which better illustrate the characteristics inherent in our client relationships. Historical data has been reclassified for all periods presented and did not impact reported totals of AUM.

The change in AUM in our separately managed accounts, sub-advised accounts and Pzena funds for the years ended December 31, 2017, 2016, and 2015 is described below. Inflows are composed of the investment of new or additional assets by new or existing clients. Outflows consist of redemptions of assets by existing clients.

	For the Years Ended December 31,
Assets Under Management[1]	2017	2016	2015
	(in billions)
Separately Managed Accounts
Assets
Beginning of Period	$12.5	$11.0	$11.7
Inflows	1.4	1.7	2.3
Outflows	(1.6)	(2.0)	(2.4)
Net Flows	(0.2)	(0.3)	(0.1)
Market Appreciation/(Depreciation)	2.7	1.8	(0.6)
End of Period	$15.0	$12.5	$11.0
Sub-Advised Accounts
Assets
Beginning of Period	$16.3	$14.1	$15.0
Inflows	3.5	2.6	1.9
Outflows	(1.8)	(2.9)	(2.1)
Net Flows	1.7	(0.3)	(0.2)
Market Appreciation/(Depreciation)	3.8	2.5	(0.7)
End of Period	$21.8	$16.3	$14.1
Pzena Funds
Assets
Beginning of Period Assets	$1.2	$0.9	$1.0
Inflows	0.5	0.3	0.2
Outflows	(0.3)	(0.2)	(0.2)
Net Flows	0.2	0.1	—
Market Appreciation/(Depreciation)	0.3	0.2	(0.1)
End of Period	$1.7	$1.2	$0.9
Total
Assets
Beginning of Period	$30.0	$26.0	$27.7
Inflows	5.4	4.6	4.4
Outflows	(3.7)	(5.1)	(4.7)
Net Flows	1.7	(0.5)	(0.3)
Market Appreciation/(Depreciation)	6.8	4.5	(1.4)
End of Period	$38.5	$30.0	$26.0

During the year ended December 31, 2017, our AUM increased $8.5 billion, or 28.3%, from $30.0 billion at December 31, 2016. This increase is primarily due to market appreciation and net inflows during the year ended December 31, 2017.

At December 31, 2017, we managed $15.0 billion in separately managed accounts, $21.8 billion in sub-advised accounts, and $1.7 billion in Pzena funds, for a total of $38.5 billion in assets. For the year ended December 31, 2017, we experienced $6.8 billion in market appreciation and total gross inflows of $5.4 billion, which were partially offset by total gross outflows of

$3.7 billion. Assets in separately managed accounts increased by $2.5 billion, or 20.0%, from $12.5 billion at December 31, 2016, due to $2.7 billion in market appreciation and $1.4 billion in gross inflows, partially offset by $1.6 billion in gross outflows. Assets in sub-advised accounts increased by $5.5 billion, or 33.7%, from $16.3 billion at December 31, 2016, due to $3.8 billion in market appreciation and $3.5 billion in gross inflows, partially offset by $1.8 billion in gross outflows. Assets in Pzena funds increased by $0.5 billion, or 41.7%, from $1.2 billion at December 31, 2016 as a result of $0.5 billion in gross inflows and $0.3 billion in market appreciation, partially offset by $0.3 billion in gross outflows.

At December 31, 2016, we managed $12.5 billion in separately managed accounts, $16.3 billion in sub-advised accounts, and $1.2 billion in Pzena funds, for a total of $30.0 billion in assets. For the year ended December 31, 2016, we experienced total gross inflows of $4.6 billion and $4.5 billion in market appreciation, which were partially offset by total gross outflows of $5.1 billion. Assets in separately managed accounts increased by $1.5 billion, or 13.6%, from $11.0 billion at December 31, 2015, due to $1.8 billion in market appreciation and $1.7 billion in gross inflows, partially offset by $2.0 billion in gross outflows. Assets in sub-advised accounts increased $2.2 billion, or 15.6%, from $14.1 billion at December 31, 2015, due to $2.6 billion in gross inflows and $2.5 billion in market appreciation, partially offset by $2.9 billion in gross outflows. Assets in Pzena funds increased by $0.3 billion, or 33.3%, from $0.9 billion at December 31, 2015 as a result of $0.3 billion in gross inflows and $0.2 billion in market appreciation, partially offset by $0.2 billion in gross outflows.

At December 31, 2015, we managed $11.0 billion in separately managed accounts, $14.1 billion in sub-advised accounts, and $0.9 billion in Pzena funds, for a total of $26.0 billion in assets. For the year ended December 31, 2015, we experienced total gross outflows of $4.7 billion and market depreciation of $1.4 billion, which were partially offset by total gross inflows of $4.4 billion. Assets in separately managed accounts decreased by $0.7 billion, or 6.0%, from $11.7 billion at December 31, 2014 due to $2.4 billion in gross outflows and $0.6 billion in market depreciation, partially offset by $2.3 billion in gross inflows. Assets in sub-advised accounts decreased $0.9 billion, or 6.0%, from $15.0 billion at December 31, 2014, due to $2.1 billion in gross outflows and $0.7 billion in market depreciation, partially offset by $1.9 billion in gross inflows. Assets in Pzena funds decreased by $0.1 billion, or 10.0%, from $1.0 billion at December 31, 2014, as a result of $0.2 billion in gross outflows and $0.1 billion in market depreciation, partially offset by $0.2 billion in gross inflows.

Revenue

Our revenue from advisory fees earned on our separately managed accounts, sub-advised accounts and Pzena funds for the three years ended December 31, 2017 is described below:

	For the Years Ended December 31,
Revenue	2017	2016	2015
	(in thousands)
Separately Managed Accounts	$76,419	$61,165	$68,213
Sub-Advised Accounts	55,003	40,018	41,980
Pzena Funds	9,873	7,153	6,414
Total	$141,295	$108,336	$116,607

Year Ended December 31, 2017 versus December 31, 2016

Our total revenue increased $33.0 million, or 30.4%, to $141.3 million for the year ended December 31, 2017 from $108.3 million for the year ended December 31, 2016. This change was driven by an increase in average assets during 2017, as well as an increase in performance fees recognized during 2017. We recognized $3.2 million in performance fees during 2017 as compared to $0.2 million in performance fees recognized in 2016. In addition, we recognized a $1.0 million reduction in base fees related to fulcrum fee arrangements for the year ended December 31, 2016. For the year ended December 31, 2017, we did not recognize a reduction in base fees related to fulcrum fee arrangements. Average AUM increased 26.6% to $33.8 billion as of December 31, 2017 from $26.7 billion as of December 31, 2016.

Our weighted average fee rates were 0.418% and 0.406% for the years ended December 31, 2017 and 2016, respectively. Average assets in separately managed accounts increased 24.5% to $13.7 billion for the year ended December 31, 2017, from $11.0 billion for the year ended December 31, 2016, and had weighted average fees of 0.556% and 0.555% for the years ended December 31, 2017 and 2016, respectively. Average assets in sub-advised accounts increased 27.4% to $18.6 billion for the year ended December 31, 2017, from $14.6 billion for the year ended December 31, 2016, and had weighted average fees of 0.295% and 0.273% for the years ended December 31, 2017 and 2016, respectively. The increase in weighted average fees in sub-advised accounts was due primarily to a increase in performance fees recognized in 2017 and the reduction of base fees related to the fulcrum fee arrangements of certain accounts related to one client relationship recognized in 2016. A reduction in base fees was not recognized during 2017. Average assets in Pzena funds increased 50.0% to $1.5 billion for the year ended December 31, 2017, from $1.0 billion for the year ended December 31, 2016, and had weighted average fees of 0.679% and 0.687% for the years ended December 31, 2017 and 2016, respectively.

Year Ended December 31, 2016 versus December 31, 2015

Our total revenue decreased $8.3 million, or 7.1%, to $108.3 million for the year ended December 31, 2016, from $116.6 million for the year ended December 31, 2015. This change was driven by a decrease in performance fees recognized during 2016, a decrease in average assets, as well as a reduction in base fees associated with fulcrum fee arrangements. We recognized $0.2 million in performance fees during 2016 as compared to $4.5 million in performance fees recognized in 2015. We recognized a $1.0 million reduction in base fees related to fulcrum fee arrangements for the year ended December 31, 2016. For the year ended December 31, 2015, we did not recognize a reduction in base fees related to fulcrum fee arrangements. Average AUM decreased 2.6% to $26.7 billion as of December 31, 2016 from $27.4 billion as of December 31, 2015.

Our weighted average fee rates were 0.406% and 0.426% for the years ended December 31, 2016 and 2015, respectively. Average assets in separately managed accounts decreased 6.0%, to $11.0 billion for the year ended December 31, 2016, from $11.7 billion for the year ended December 31, 2015, and had weighted average fees of 0.555% and 0.582% for the years ended December 31, 2016 and 2015, respectively. The decrease in weighted average fees in separately managed accounts was due primarily to a decrease in performance fees recognized in 2016. Average assets in sub-advised accounts was $14.7 billion for the year ended December 31, 2016, in-line with $14.7 billion for the year ended December 31, 2015, and had weighted average fees of 0.273% and 0.285% for the years ended December 31, 2016 and 2015, respectively. The decrease in weighted average fees in sub-advised accounts was due primarily to a decrease in performance fees recognized in 2016 and the reduction of base fees related to the fulcrum fee arrangements of certain accounts related to one client relationship. Average assets in Pzena funds was $1.0 billion for the year ended December 31, 2016, in-line with $1.0 billion for the year ended December 31, 2015, and had weighted average fees of 0.687% and 0.674% for the years ended December 31, 2016 and 2015, respectively. The increase in weighted average fees in Pzena funds was due to the opening of non-U.S. funds during 2016 that generally carry higher fee rates.

Expenses

Our operating expense is driven primarily by our compensation costs. The table below describes the components of our operating expense for the years ended December 31, 2017, 2016, and 2015.

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash Compensation and Other Benefits	$48,722	$41,397	$35,431
Other Non-Cash Compensation	10,182	6,933	11,092
Total Compensation and Benefits Expense	58,904	48,330	46,523
General and Administrative Expense	13,337	12,788	14,667
Total Operating Expenses	$72,241	$61,118	$61,190

Year Ended December 31, 2017 versus December 31, 2016

Total operating expenses increased by $11.1 million, or 18.2%, to $72.2 million for the year ended December 31, 2017, from $61.1 million for the year ended December 31, 2016.

Compensation and benefits expense increased by $10.6 million, or 21.9%, to $58.9 million for the year ended December 31, 2017, from $48.3 million for the year ended December 31, 2016. This increase reflects an increase in compensation rates, certain awards issued in the beginning of 2017, and an increase in obligations under our deferred compensation plan driven by an increase in the performance of the strategies in which employees elected to invest deferred compensation. We would expect non-cash compensation expense in subsequent years to depend on the size and composition of awards granted under our equity incentive plans as well as levels of deferred compensation.

General and administrative expense increased by $0.5 million, or 4.3%, to $13.3 million for the year ended December 31, 2017, from $12.8 million for the year ended December 31, 2016. This increase primarily reflects an increase in professional fees and travel expenses.

Year Ended December 31, 2016 versus December 31, 2015

Total operating expense decreased by $0.1 million, or 0.1%, to $61.1 million for the year ended December 31, 2016, from $61.2 million for the year ended December 31, 2015.

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

Other Income/ (Expense)

Year Ended December 31, 2017 versus December 31, 2016

Other income/ (expense) was $25.6 million for the year ended December 31, 2017, and consisted primarily of $20.8 million in income related to adjustments to our liability to our selling and converting shareholders, $2.6 million in net realized and unrealized gains from investments, $1.5 million in equity in the earnings of affiliates, and $0.6 million in interest and dividend income. Other income/ (expense) was an expense of $48.0 million for the year ended December 31, 2016, and consisted primarily of $51.4 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $1.8 million in net realized and unrealized gains from investments, $1.2 million in equity in the earnings of affiliates, and $0.4 million in interest and dividend income. As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders. The decrease in the liability to our selling and converting shareholders primarily resulted from the re-measurement of the deferred tax asset upon enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017 described in income tax expense/ (benefit) below.

Year Ended December 31, 2016 versus December 31, 2015

Other income/ (expense) was an expense of $48.0 million for the year ended December 31, 2016, and consisted primarily of $51.4 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $1.8 million in net realized and unrealized gains from investments, $1.2 million in equity in the earnings of affiliates, and $0.4 million in interest and dividend income. Other income/ (expense) was an expense of $3.3 million for the year ended December 31, 2015, and consisted primarily of $3.2 million in net realized and unrealized losses from investments and $0.4 million in expense related to adjustments to our liability to our selling and converting shareholders, partially offset by $0.8 million in interest and dividend income. As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders. The increase in the liability to our selling and converting shareholders resulted from the release of the valuation allowance recorded against the deferred tax assets described in income tax expense/ (benefit) below. The $6.4 million year-over-year change in gains and other investment income was due to performance of our direct investments, the majority of which are held to satisfy obligations under its deferred compensation plan, as well as gains recognized by external investors on their investments in our consolidated subsidiaries.

Income Tax Expense/ (Benefit)

For the years ended December 31, 2017, 2016, and 2015, components of income tax expense/ (benefit) are as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Unincorporated and Other Business Tax Expenses	$2,862	$1,588	$2,228
Corporate Tax Expense/ (Benefit):
Corporate Income Tax Expense	6,188	3,935	4,160
Impact of Tax Cuts and Jobs Act[1]	26,468	—	—
Change in the Valuation Allowance	—	(61,942)	(1,274)
Impact of Change in Historical 754 Step-Up Calculations[2]	(1,006)	—	—
Net Adjustment to Deferred Tax Asset	—	1,944	—
Total Corporate Tax Expense/ (Benefit)	31,650	(56,063)	2,886
Total Income Tax Expense/ (Benefit)	$34,512	$(54,475)	$5,114

1	Reflects income tax expense resulting from the re-measurement of the deferred tax asset related to the Tax Cuts and Jobs Act enacted in the United States during the fourth quarter of 2017.

2
Reflects the net impact of a change in the calculation of historical 754 step-ups and related deferred tax asset and corresponding liability to selling and converting shareholders recognized during the year-ended December 31, 2017.

Our results for the years ended December 31, 2017, 2016, and 2015 included the effects of adjustments related to the Tax Cuts and Jobs Act, our tax receivable agreement and the associated liability, as well as non-recurring lease expenses discussed in “Expenses,” above. Details of corporate tax expenses excluding these items and reconciliations between our GAAP and non-GAAP corporate tax items are as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Corporate Tax Expense/ (Benefit)	$31,650	$(56,063)	$2,886
Less: Impact of Tax Cuts and Jobs Act	(26,468)	—	—
Less: Effects of One Time Adjustments	—	—	132
Less: Change in the Valuation Allowance Associated with the Tax Receivable Agreement	—	61,607	847
Less: Impact of Change in Historical 754 Step-Up Calculations	1,006	—	—
Less: Net Adjustment to Deferred Tax Assets Associated with the Tax Receivable Agreement	—	(1,944)	—
Non-GAAP Corporate Income Tax Expense	$6,188	$3,600	$3,865

Our effective tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and adjustments related to non-recurring expenses recognized in operating expense in the fourth quarter of 2015, was 34.9%, 31.1%, and 34.2% for the years ended December 31, 2017, 2016, and 2015, respectively, and was determined as follows:

	For the Years Ended December 31,
	2017		2016		2015
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)		(in thousands)
Federal Corporate Tax	$6,031	34.0%	$3,930	34.0%	$3,843	34.0%
State and Local Taxes, Net of Federal Benefit	479	2.7%	325	2.8%	350	3.1%
Prior Period and Other Adjustments	(322)	(1.8)%	(655)	(5.7)%	(328)	(2.9)%
Non-GAAP Effective Taxes	$6,188	34.9%	$3,600	31.1%	$3,865	34.2%

A comparison of the GAAP effective tax rates for the years ended December 31, 2017, 2016, and 2015 is not meaningful due to the Tax Cuts and Jobs Act and valuation allowance adjustments.

Year Ended December 31, 2017 versus December 31, 2016

Income tax expense/ (benefit) was an expense of $34.5 million for the year ended December 31, 2017, compared to $54.5 million in income tax benefit for the year ended December 31, 2016. The 2017 income tax expense included $26.5 million of expense related to the re-measurement of the deferred tax asset upon enactment of the Tax Cuts and Jobs Act in the United States during the fourth quarter of 2017. Additionally, we identified an adjustment related to the historical calculation of the 754 step-ups in tax basis impacting the deferred tax assets and corresponding liability to selling and converting shareholders. The adjustment was made during the year-ended December 31, 2017, resulting in a $4.6 million decrease to the deferred tax assets and a $5.6 million decrease to the corresponding liability to selling and converting shareholders. The cumulative impact of the adjustment is a net tax benefit of approximately $1.0 million which was recognized as a component of income tax expense/(benefit) for the year ended December 31, 2017.

The 2016 income tax benefit included $61.9 million of benefit associated with the release of the valuation allowance recorded against our deferred tax asset during the fourth quarter of 2016. The 2016 income tax benefit also reflects a $1.9 million adjustment associated with the net impact of the changes in the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with the changes in expected future tax benefits. Exclusive of these adjustments, the remaining income tax expense for the year ended December 31, 2017 consisted of $2.9 million in operating company unincorporated and other business tax expenses and $6.2 million of corporate income tax expenses. On a similar basis, the remaining income tax expense for the year ended December 31, 2016 consisted of $1.6 million of operating company unincorporated business tax expenses and $3.9 million of corporate income tax expenses. The increase in operating company unincorporated and other business tax expenses reflects a $0.7 million benefit associated with the reversal of uncertain tax position liabilities and interest due to the settlement of prior year audits during 2016.

Year Ended December 31, 2016 versus December 31, 2015

Income tax expense/ (benefit) was a benefit of $54.5 million for the year ended December 31, 2016, compared to $5.1 million in income tax expense for the year ended December 31, 2015. The 2016 and 2015 income tax expense/ (benefit) included $61.9 million and $1.3 million, respectively, of benefit associated with adjustments to the valuation allowance recorded against our deferred tax asset. The increase in the benefit associated with the change in the valuation allowance reflects the release of the valuation allowance during 2016 resulting from increased levels of assets under management and the associated future taxable income used to analyze the realizability of the deferred tax asset. As of December 31, 2016, the Company concluded it is more-likely-than-not that it will generate sufficient taxable income in the future to realize its deferred tax asset. The 2016 income tax benefit also reflects a $1.9 million adjustment associated with the net impact of the changes in the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with the changes in expected future tax benefits. Exclusive of these adjustments, the remaining income tax expense/ (benefit) for the year ended December 31, 2016 consisted of $1.6 million in operating company unincorporated and other business tax expenses and $3.9 million of corporate income tax expenses. On a similar basis, the remaining income tax expense/ (benefit) for the year ended December 31, 2015 consisted of $2.2 million of operating company unincorporated business tax expenses and $4.2 million of corporate income tax expenses. The decrease in operating company unincorporated and other business tax expenses reflects a $0.7 million benefit associated with the reversal of uncertain tax position liabilities and interest due to the settlement of prior year audits.

Net Income Attributable to Non-Controlling Interests

Year Ended December 31, 2017 versus December 31, 2016

Net income attributable to non-controlling interests was $53.2 million for the year ended December 31, 2017, and consisted of $52.4 million associated with our employees' and outside investors' approximately 74.7% weighted-average interest in the income of the operating company, and approximately $0.9 million associated with our consolidated subsidiaries' interest in the income of our consolidated subsidiaries. Net income attributable to non-controlling interests was $37.5 million for the year ended December 31, 2016, and consisted of $37.1 million associated with our employees’ and outside investors’ approximately 76.3% weighted-average interest in the income of the operating company, and approximately $0.4 million associated with our consolidated subsidiaries’ interest in the income of our consolidated subsidiaries. The change in net income attributable to non-controlling interests primarily reflects the increase in net income of the operating company for the year ended December 31, 2017, partially offset by a decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company. We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

Year Ended December 31, 2016 versus December 31, 2015

Net income attributable to non-controlling interests was $37.5 million for the year ended December 31, 2016, and consisted of $37.1 million associated with our employees' and outside investors' approximately 76.3% weighted-average interest in the income of the operating company, and approximately $0.4 million associated with our consolidated subsidiaries' interest in the income of our consolidated subsidiaries. Net income attributable to non-controlling interests was $39.3 million for the year ended December 31, 2015, and consisted of $41.6 million associated with our employees’ and outside investors’ approximately 78.8% weighted-average interest in the income of the operating company, partially offset by $2.2 million associated with our consolidated subsidiaries’ interest in the losses of our consolidated subsidiaries. The change in net income attributable to non-controlling interests primarily reflects the decrease in net income of the operating company for the year ended December 31, 2016, and the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company. We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations. As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world. Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM. For the year ended December 31, 2017, our average AUM and revenues increased by 26.6% and 30.4%, respectively, compared to our average AUM and revenues for the year ended December 31, 2016. At December 31, 2017, our cash was $63.4 million, inclusive of $6.4 million in cash held by our consolidated subsidiaries. Advisory fees receivable was $32.5 million. We also had approximately $11.2 million in investments set aside to satisfy our obligations under our deferred compensation program.

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

On January 30, 2018, the Company's Board of Directors determined that it intends to reduce the targeted cash dividend payout ratio from 70% to 80% of non-GAAP diluted net income to 60% to 70% of non-GAAP diluted net income. Barring any changes in the Company’s financial condition, with the beneficial impact of the lower future effective tax rate due to the corporate tax rates enacted in the Tax Cuts and Jobs Act of 2017, we should expect to maintain the absolute level of the dividend despite the reduction in payout ratio. The Board regularly reviews the Company's long-term capital allocation strategy and determined that it is prudent to have additional financial flexibility to allow for investment in future business initiatives, while still returning a meaningful cash dividend to shareholders.

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

Cash Flows

Year Ended December 31, 2017 versus December 31, 2016

Cash increased $19.9 million to $63.4 million in 2017 compared to $43.5 million in 2016. Net cash provided by operating activities increased $12.7 million in 2017 to $67.7 million from $58.6 million in 2016. The increase primarily reflects an increase in net income, changes in the levels of non-cash compensation, equity in the earnings of affiliates, net realized and unrealized gains from investments, as well as changes in operating assets and liabilities and working capital.

Net cash provided by investing activities was $0.5 million in 2017 compared to $0.2 million in 2016. The $0.3 million increase was primarily due to a $1.1 million increase in proceeds from net sales of investments, partially offset by a $0.5 million increase in payments to related parties related primarily to loans made to employees.

Net cash used in financing activities decreased $2.4 million in 2017 to $48.0 million from $50.4 million in 2016. This decrease is primarily due to a $1.6 million decrease in the repurchase and retirement of shares of Class A common stock and Class B units during 2017 and a $2.0 million decrease in net distributions from non-controlling interests, partially offset by a $0.9 million decrease in cash provided by option exercises.

Year Ended December 31, 2016 versus December 31, 2015

Cash increased $8.1 million to $43.5 million in 2016 compared to $35.4 million in 2015. Net cash provided by operating activities increased $1.2 million in 2016 to $58.6 million from $57.4 million in 2015. The increase primarily reflects a change in the timing of year-end bonus payments to January of the subsequent year as well as an increase in net income driven by taxes, changes in the liability to selling and converting shareholders, and gains/ losses and other investment income. These increases were partially offset by changes in operating assets and liabilities and working capital.

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

Contractual Obligations

The following table sets forth information regarding our consolidated contractual obligations as of December 31, 2017.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating Lease Expenses, Net of Sublease Rental Income	$15,353	$1,618	$3,838	$5,938	$3,959
Total	$15,353	$1,618	$3,838	$5,938	$3,959

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), requires management to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2, "Significant Accounting Policies — Recently Issued Accounting Pronouncements Not Yet Adopted" to the consolidated financial statements beginning on page F-10 of this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for separate accounts we manage, funds we offer, and accounts for which we act as sub-investment adviser.

Our revenue for the three years ended December 31, 2017 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange rates and equity prices. Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

The value of our AUM was $38.5 billion as of December 31, 2017. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our investment strategies, products, and client relationships, would cause an annualized increase or decrease in our revenues of approximately $15.7 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fee arrangements of 0.408%. There are differences in our fee rates across distribution channels, investment strategies and the size of client relationships. As such, a change in the composition of our AUM, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted average fee rates and thus different impact to revenues on the same 10% increase or decrease in the value of our AUM.

We are also subject to market risk due to a decline in the value of our holdings and the holdings of our consolidated subsidiaries, which as of December 31, 2017 consist primarily of marketable securities and investments in equity method investees. At December 31, 2017, the aggregate value of our assets subject to market risk was $21.7 million. At December 31, 2017, none of our liabilities were subject to market risk. Assuming a 10% increase or decrease, the fair value of these assets would increase or decrease by $2.2 million, at December 31, 2017.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts that we manage, thereby affecting the amount of revenues we earn. The value of our AUM was $38.5 billion as of December 31, 2017 and approximately 36% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 42% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we do not hedge an investment portfolio’s exposure to a non-U.S. currency.

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming that 42% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $1.7 billion, which would cause an annualized increase or decrease in revenues of approximately $7.0 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fee arrangements of 0.408%.

We operate in several foreign countries, but mainly in the United Kingdom. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, although our revenues are predominately realized in U.S. dollar. We do not believe that foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

As of December 31, 2017, our $63.4 million in cash was primarily held in demand deposit accounts. As such, interest rate changes would not have a material impact on the income we earn from these deposits. In addition, the Company does not have any debt, and as a result does not have any direct exposure to interest rate risk at December 31, 2017.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto begin on page F-5 of this Annual Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the course of their review of our consolidated financial statements as of December 31, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance accounting principles generally accepted in the United States of America. There are inherent limitations in the effectiveness of any internal controls, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report have issued an audit report on our internal control over financial reporting. This report appears on page F-2 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the proposal “Election of Directors” and under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Other Matters" in the Company’s 2018 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2017 in connection with the solicitation of proxies for the Company’s 2018 annual meeting of shareholders and is incorporated herein by reference ("Company's 2018 Proxy Statement").

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

The information required by this Item is set forth under the headings “Executive Compensation” and "2017 Non-Employee Director Compensation" in the Company’s 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the headings “Security Ownership of Principal Stockholders and Management,” "Equity Compensation Plan Information," "Pzena Investment Management LLC 2006 Equity Incentive Plan," and "Pzena Investment Management, Inc. 2007 Equity Incentive Plan" in the Company’s 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Related Party Transactions” and under the subheading “Director Independence” under the proposal "Election of Directors” in the Company’s 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the proposal “Ratification of Independent Auditors” in the Company’s 2018 Proxy Statement.

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

Exhibit	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Pzena Investment Management, Inc., effective as of May 23, 2017(1)
3.2	Second Amended and Restated Bylaws of Pzena Investment Management, Inc., effective as of January 15, 2016(2)
4.1	Form of Pzena Investment Management, Inc. Class A Common Stock Certificate(3)
4.2	Form of Exchange Rights of Class B Members(3)
4.3	Resale and Registration Rights Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Holders named on the signature pages thereto(4)
4.4	Class B Stockholders’ Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Stockholders named on the signature pages thereto(4)
10.1
Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Members named on the signature pages thereto(4)

10.2
Tax Receivable Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto(4)

10.3	Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan(5)
10.4	Pzena Investment Management, LLC Amended and Restated Bonus Plan, as amended, dated as of October 21, 2008(6)
10.5	Pzena Investment Management, Inc. 2007 Equity Incentive Plan, as amended, dated as of January 31, 2017(5)
10.6	Executive Employment Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and Richard S. Pzena(4)
10.7	Executive Employment Agreement for John P. Goetz, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and John P. Goetz(4)

Exhibit	Description of Exhibit
10.8
Amended and Restated Executive Employment Agreement for William L. Lipsey, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and William L. Lipsey(4)

10.9	Indemnification Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard S. Pzena(4)
10.10	Indemnification Agreement for Steven M. Galbraith, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Steven M. Galbraith(4)
10.11	Indemnification Agreement for Joel M. Greenblatt, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Joel M. Greenblatt(4)
10.12	Indemnification Agreement for Richard P. Meyerowich, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard P. Meyerowich(4)
10.13	Indemnification Agreement for Myron E. Ullman, III, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Myron E. Ullman, III(4)
10.14	Indemnification Agreement for Ronald W. Tysoe, dated as of December 11, 2008, by and among Pzena Investment Management, Inc. and Ronald W. Tysoe(7)
10.15	Indemnification Agreement for John P. Goetz, dated as of May 17, 2011, by and among Pzena Investment Management, Inc. and John P. Goetz(8)
10.16	Indemnification Agreement for William L. Lipsey, dated as of May 17, 2011, by and among Pzena Investment Management, Inc. and William L. Lipsey(8)
10.17	Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan, dated as of July 21, 2009 (9)
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

10.24	Indemnification Agreement for Charles D. Johnston, dated as of February 5, 2014, by and among Pzena Investment Management, Inc. and Charles D. Johnston (13)
10.25	Lease, dated as of June 13, 2014, between Mutual of America Life Insurance Company, as Landlord and Pzena Investment Management, LLC, as Tenant (14)
10.26	Amendment No. 3 to Pzena Investment Management, LLC Amended and Restated Operating Agreement, dated November 1, 2014 (15)
10.28	Amendment to the Pzena Investment Management, LLC Amended and Restated Bonus Plan, dated December 2, 2014 (15)
10.29	Form of Unit-Based Award Agreement for Phantom Class B Units (15)
10.30	Form of Class B Unit Agreement - Delayed Exchange (15)
10.31	Form of Class B Unit-Based Agreement for Phantom Class B Units - Revised December, 2015 (16)
10.32	Form of Class B Unit Agreement - Delayed Exchange - Revised December, 2015 (16)
10.33	Amended and Restated Agreement of Limited Partnership of Pzena Investment Management, LP, dated as of January 1, 2016(17)
10.34	Form of Class B Unit Option Agreement - Delayed Exchange (filed herewith)

Exhibit	Description of Exhibit
10.35
Amendment, dated as of December 18, 2017, to Tax Receivable Agreement, dated as of October 30, 2007, as amended by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto (filed herewith)

14.1	Code of Business Conduct and Ethics, effective as of October 25, 2007, amended as of December 2017 (filed herewith)
14.2	Code of Ethics for Senior Financial Officers(18)
21.1	List of Subsidiaries of Pzena Investment Management, Inc. (filed herewith)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (filed herewith)
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101
Materials from the Pzena Investment Management, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL):
(i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations,
(iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and
(vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail
(furnished herewith)

(1)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2017 (SEC File No. 001-33761).

(2)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2016 (SEC File No. 001-33761).

(3)
Previously filed as an exhibit to Amendment No. 4 of the Registration Statement on Form S-1 (No. 333-143660) of Pzena Investment Management, Inc., which was filed with the Securities and Exchange Commission on October 22, 2007.

(4)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 5, 2007 (SEC File No. 001-33761).

(5)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2017 (SEC File No. 001-33761).

(6)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2008 (SEC File No. 001-33761).

(7)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008 (SEC File No. 001-33761).

(8)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (SEC File No. 001-33761).

(9)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (SEC File No. 001-33761).

(10)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010 (SEC File No. 001-33761).

(11)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2012 (SEC File No. 001-33761).

(12)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2013 (SEC File No. 001-33761).

(13)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2014 (SEC File No. 001-33761).

(14)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2014 (SEC File No. 001-33761).

(15)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015 (SEC File No. 001-33761)

(16)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016 (SEC File No. 001-33761).

(17)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016 (SEC File No. 001-33761).

(18)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 (SEC File No. 001-33761).

ITEM 16.	FORM OF 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pzena Investment Management, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2018
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

SIGNATURE	TITLE	DATE

/s/ Richard S. Pzena	Chairman, Chief Executive Officer, Co-Chief Investment Officer (principal executive officer)	March 9, 2018
Richard S. Pzena
/s/ Jessica R. Doran	Chief Financial Officer (principal financial and accounting officer)	March 9, 2018
Jessica R. Doran
/s/ John P. Goetz	President, Co-Chief Investment Officer, Director	March 9, 2018
John P. Goetz
/s/ William L. Lipsey	President, Head of Business Development and Client Service, Director	March 9, 2018
William L. Lipsey
/s/ Steven M. Galbraith	Director	March 9, 2018
Steven M. Galbraith
/s/ Joel M. Greenblatt	Director	March 9, 2018
Joel M. Greenblatt
/s/ Richard P. Meyerowich	Director	March 9, 2018
Richard P. Meyerowich
/s/ Charles D. Johnston	Director	March 9, 2018
Charles D. Johnston

INDEX TO FINANCIAL STATEMENTS OF
PZENA INVESTMENT MANAGEMENT, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Pzena Investment Management, Inc.,

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial condition of Pzena Investment Management, Inc. and its subsidiaries as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
New York, New York
March 9, 2018

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Pzena Investment Management, Inc.:
We have audited the accompanying consolidated statement of financial condition of Pzena Investment Management, Inc. (the Company) as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pzena Investment Management, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP
New York, New York
March 10, 2017

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	December 31, 2017	December 31, 2016
ASSETS
Cash ($3,717 and $3,258)[1]	$63,414	$43,522
Restricted Cash	1,017	3,636
Due from Broker ($1,485 and $0)[1]	1,875	842
Advisory Fees Receivable	32,531	26,326
Investments in Marketable Securities, at Fair Value ($3,589 and $3,174)[1]	5,452	14,323
Equity Method Investments ($338 and $0)[1]	16,285	7,987
Receivable from Related Parties	1,453	1,008
Other Receivables ($15 and $9)[1]	132	302
Prepaid Expenses and Other Assets	990	769
Deferred Tax Assets	39,639	73,441
Property and Equipment, Net of Accumulated Depreciation of $3,063 and $2,260, respectively	6,259	6,965
TOTAL ASSETS	$169,047	$179,121
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses ($14 and $18)[1]	$31,983	$24,648
Due to Broker ($0 and $3)[1]	144	17
Securities Sold Short, at Fair Value	—	2,622
Liability to Selling and Converting Shareholders	36,441	65,485
Deferred Compensation Liability	918	4,157
Other Liabilities	272	858
TOTAL LIABILITIES	69,758	97,787
Commitments and Contingencies (see Note 12)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 18,096,554 and 17,340,090 Shares Issued and Outstanding in 2017 and 2016, respectively)	180	173
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 50,709,673 and 50,461,598 Shares Issued and Outstanding in 2017 and 2016 respectively)	—	—
Additional Paid-In Capital	7,915	5,996
Retained Earnings	24,214	22,349
Accumulated Other Comprehensive Loss	(5)	(25)
Total Pzena Investment Management, Inc.'s Equity	32,304	28,493
Non-Controlling Interests	66,985	52,841
TOTAL EQUITY	99,289	81,334
TOTAL LIABILITIES AND EQUITY	$169,047	$179,121

1
Asset and liability amounts in parentheses represent the aggregated balances at December 31, 2017 and December 31, 2016 attributable to Pzena International Value Service (a series of Pzena Investment Management International, LLC) and Pzena Investment Management Special Situations, LLC, which were variable interest entities as of December 31, 2017 and December 31, 2016, respectively. Aggregated balances of variable interest entities at December 31, 2017 also reflect Pzena U.S. Best Ideas (GP), LLC.

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Years Ended December 31,
	2017	2016	2015
REVENUE	$141,295	$108,336	$116,607
EXPENSES
Compensation and Benefits Expenses	58,904	48,330	46,523
General and Administrative Expenses	13,337	12,788	14,667
TOTAL OPERATING EXPENSES	72,241	61,118	61,190
Operating Income	69,054	47,218	55,417
OTHER INCOME/ (EXPENSE)
Interest Income	213	80	40
Interest Expense	(29)	(24)	(21)
Dividend Income	368	313	734
Net Realized and Unrealized Gains/ (Losses) from Investments	2,600	1,776	(3,235)
Equity in the Earnings/ (Losses) of Affiliates	1,517	1,243	(109)
Change in Liability to Selling and Converting Shareholders	20,819	(51,442)	(423)
Other Income/ (Expense)	120	12	(286)
Total Other Income/ (Expense)	25,608	(48,042)	(3,300)
Income Before Income Taxes	94,662	(824)	52,117
Income Tax Expense/ (Benefit)	34,512	(54,475)	5,114
Net Income	60,150	53,651	47,003
Less: Net Income Attributable to Non-Controlling Interests	53,242	37,472	39,324
Net Income Attributable to Pzena Investment Management, Inc.	$6,908	$16,179	$7,679

Net Income for Basic Earnings per Share	$6,908	$16,179	$7,679
Basic Earnings per Share	$0.40	$1.01	$0.55
Basic Weighted Average Shares Outstanding	17,338,348	15,962,902	14,014,219

Net Income for Diluted Earnings per Share	$40,064	$39,600	$33,809
Diluted Earnings per Share[1]	$0.40	$0.58	$0.50
Diluted Weighted Average Shares Outstanding[2]	70,934,362	68,849,172	68,126,786

Cash Dividends per Share of Class A Common Stock	$0.37	$0.41	$0.41

1
During the year-ended ended December 31, 2017, the calculation of diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted earnings per share is assumed to be equal to basic earnings per share. Please refer to Note 5, "Earnings per Share," for further details.

2
The Company issues restricted share of Class A common stock and restricted Class B units that have non-forfeitable dividend rights. Under the “two-class method,” these shares and units are considered participating securities and are required to be included in the computation of diluted earnings per share.

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
NET INCOME	$60,150	$53,651	$47,003
OTHER COMPREHENSIVE INCOME/ (LOSS)
Foreign Currency Translation Adjustment	122	(93)	(10)
Total Other Comprehensive Income/ (Loss)	122	(93)	(10)
Comprehensive Income	60,272	53,558	46,993
Less: Comprehensive Income Attributable to Non-Controlling Interests	53,344	37,402	39,316
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$6,928	$16,156	$7,677

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2014	13,044,719	52,891,939	$130	$8,007	$—	$10,264	$66,632	$85,033
Unit Conversion	2,772,171	(2,772,171)	28	2,745	—	—	(2,278)	495
Amortization of Non-Cash Compensation	29,677	1,510,626	—	1,848	—	—	6,344	8,192
Sale of Shares Under Equity Incentive Plan	—	78,093	—	87	—	—	285	372
Non-Cash Compensation Modification	—	(142,315)	—	(141)	—	—	(572)	(713)
Directors' Shares	—	—	—	82	—	—	310	392
Net Income	—	—	—	—	—	7,679	39,324	47,003
Foreign Currency Translation Adjustments	—	—	—	—	(2)	—	(8)	(10)
Options Exercised	962	715,706	—	333	—	—	1,355	1,688
Repurchase and Retirement of Class A Common Stock	(629,174)	—	(6)	(5,770)	—	—	—	(5,776)
Repurchase and Retirement of Class B Units	—	(192,406)	—	(407)	—	—	(1,619)	(2,026)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	597	597
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(44,295)	(44,295)
Class A Cash Dividends Declared and Paid ($0.41 per share)	—	—	—	—	—	(5,490)	—	(5,490)
Other	—	—	—	(965)	—	—	965	—
Balance at December 31, 2015	15,218,355	52,089,472	$152	$5,819	$(2)	$12,453	$67,040	$85,462
Adjustment for the Cumulative Effect of Applying ASU 2015-02	—	—	—	—	—	—	(10,835)	(10,835)
Adjusted Balance at January 1, 2016	15,218,355	52,089,472	152	5,819	(2)	12,453	56,205	74,627
Unit Conversion	2,426,740	(2,426,740)	24	2,382	—	—	(2,050)	356
Amortization of Non-Cash Compensation	34,934	501,644	—	693	—	—	2,065	2,758
Sale of Shares Under Equity Incentive Plan	—	87,563	—	97	—	—	304	401
Directors' Shares	—	—	—	111	—	—	364	475
Net Income	—	—	—	—	—	16,179	37,472	53,651
Foreign Currency Translation Adjustments	—	—	—	—	(23)	—	(70)	(93)
Options Exercised	—	282,519	—	220	—	—	675	895
Repurchase and Retirement of Class A Common Stock	(339,939)	—	(3)	(2,676)	—	—	—	(2,679)
Repurchase and Retirement of Class B Units	—	(72,860)	—	(190)	—	—	(584)	(774)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	1,139	1,139
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(43,059)	(43,059)
Class A Cash Dividends Declared and Paid ($0.41 per share)	—	—	—	—	—	(6,283)	—	(6,283)
Effect of Deconsolidation	—	—	—	—	—		(80)	(80)
Other	—	—	—	(460)	—	—	460	—
Balance at December 31, 2016	17,340,090	50,461,598	$173	$5,996	$(25)	$22,349	$52,841	$81,334
Adjustment for the Cumulative Effect of Applying ASU 2016-09	—	—	—	—	—	1,377	—	1,377
Adjusted Balance at January 1, 2017	17,340,090	50,461,598	173	5,996	(25)	23,726	52,841	82,711
Unit Conversion	855,535	(855,535)	9	1,600	—	—	(1,059)	550
Amortization of Non-Cash Compensation	34,934	443,198	—	1,070	—	—	3,092	4,162
Issuance of Shares under Equity Incentive Plan	—	620,543	—	1,118	—	—	3,295	4,413
Sale of Shares Under Equity Incentive Plan	—	31,803	—	51	—	—	153	204
Directors' Shares	—	—	—	121	—	—	360	481
Net Income	—	—	—	—	—	6,908	53,242	60,150
Foreign Currency Translation Adjustments	—	—	—	—	20	—	102	122
Options Exercised	16,722	41,781	—	—	—	—	—	—
Repurchase and Retirement of Class A Common Stock	(150,727)	—	(2)	(1,488)	—	—	—	(1,490)
Repurchase and Retirement of Class B Units	—	(33,715)	—	(96)	—	—	(278)	(374)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	4,166	4,166
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(44,095)	(44,095)
Class A Cash Dividends Declared and Paid ($0.37 per share)	—	—	—	—	—	(6,420)	—	(6,420)
Effect of Deconsolidation	—	—	—	—	—	—	(5,291)	(5,291)
Other	—	—	—	(457)	—	—	457	—
Balance at December 31, 2017	18,096,554	50,709,673	$180	$7,915	$(5)	$24,214	$66,985	$99,289
See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net Income	$60,150	$53,651	$47,003
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	1,024	1,058	789
Loss on Disposal of Fixed Assets	6	—	428
Non-Cash Compensation	10,182	6,933	11,092
Directors' Share Grants	481	475	392
Net Realized and Unrealized (Gains)/ Losses from Investments	(2,600)	(1,776)	3,235
Equity in the (Earnings)/ Losses of Affiliates	(1,517)	(1,243)	109
Non-Cash Performance Fees	(237)	—	—
Foreign Currency Translation Adjustment	122	(93)	(10)
Lease Liability	—	—	862
Change in Liability to Selling and Converting Shareholders	(26,427)	51,442	423
Deferred Income Taxes	37,269	(56,058)	2,910
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(6,205)	(4,079)	691
Due from Broker	(1,026)	(581)	(198)
Restricted Cash	(1,222)	(84)	(742)
Prepaid Expenses and Other Assets	(60)	235	69
Non-Cash Compensation Modification	—	—	(713)
Due to Broker	127	(20)	(668)
Accounts Payable, Accrued Expenses, and Other Liabilities	2,566	14,064	(214)
Tax Receivable Agreement Payments	(4,155)	(3,050)	(3,512)
Change in Lease Liability	—	—	(1,216)
Purchases of Investments	(41,077)	(28,831)	(40,493)
Proceeds from Sale of Investments	40,329	26,529	37,193
Net Cash Provided by Operating Activities	67,730	58,572	57,430
INVESTING ACTIVITIES
Purchases of Investments	(869)	(2,159)	(8,669)
Proceeds from Sale of Investments	2,180	2,428	9,772
Payments (to)/ from Related Parties	(445)	46	(947)
Purchase of Property and Equipment	(324)	(120)	(6,348)
Net Cash Provided by/ (Used in) Investing Activities	542	195	(6,192)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(1,490)	(2,679)	(5,776)
Repurchase and Retirement of Class B Units	(374)	(774)	(2,026)
Option Exercise	—	895	1,688
Sale of Shares under Equity Incentive Plan	204	401	372
Distributions to Non-Controlling Interests	(44,095)	(43,059)	(44,295)
Contributions from Non-Controlling Interests	4,166	1,139	597
Dividends	(6,420)	(6,283)	(5,490)
Net Cash Used in Financing Activities	(48,009)	(50,360)	(54,930)
NET CHANGE IN CASH	$20,263	$8,407	$(3,692)
CASH — Beginning of Year	$43,522	$35,417	$39,109
Adjustment for the Cumulative Effect of Applying ASU 2015-02 for the Deconsolidation of a Legal Entity	—	(227)	—
Effect of Deconsolidation of Affiliates	(371)	(75)	—
Net Change in Cash	20,263	8,407	(3,692)
CASH — End of Year	$63,414	$43,522	$35,417
Supplementary Cash Flow Information:
Unit Conversion	$550	$356	$495
Issuance of Shares under Equity Incentive Plan	$4,413	$—	$—
Income Taxes Paid	$797	$665	$1,031

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

The operating company is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of December 31, 2017, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company has consolidated the results of operations and financial condition of the following entities as of December 31, 2017:

Legal Entity	Type of Entity (Date of Formation)	Ownership at December 31, 2017
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (1/08/2015)	100.0%
Pzena U.S. Best Ideas (GP), LLC	Delaware Limited Liability Company (11/16/2017)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena International Value Service, a series of the Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	67.2%

Note 2 — Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations.

Principles of Consolidation:

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

Pursuant to the Consolidation Topic of the FASB Accounting Standards Codification ("FASB ASC"), for legal entities evaluated for consolidation, the Company determines whether interests it holds and fees paid to it qualify as a variable interest. If it is determined that the Company does not have a variable interest in the entity, no further analysis is required and the Company does not consolidate the entity. If it is determined that the Company has a variable interest, it considers its direct economic interests and the proportionate indirect interests through related parties to determine if it is the primary beneficiary of the VIE.

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

During 2014, the Company provided the initial cash investment for three Pzena mutual funds in an effort to generate an investment performance track record to attract third-party investors. During 2016, the Company provided the initial cash investment for the launch of a fourth Pzena mutual fund: the Pzena Small Cap Value Fund. Due to their series fund structure, registration, and compliance with the requirements of the Investment Company Act of 1940, these funds are analyzed for consolidation under the voting interest model. As a result of the Company's initial interests, it consolidated the Pzena Mid Cap Value Fund, Pzena Long/Short Value Fund, and Pzena Small Cap Value Fund. On July 11, 2016, due to additional subscriptions into the Pzena Small Cap Value Fund, the Company's ownership decreased to 36.1%. On November 9, 2017 and December 21, 2017 due to additional subscriptions into the Pzena Mid Cap Value Fund and Pzena Long/Short Value Fund, respectively, the Company's ownership decreased to 41.7% and 35.5%, respectively. As the Company was no longer deemed to control the funds, it deconsolidated the entities, removed the related assets, liabilities and non-controlling interest from its balance sheet and classified the Company's remaining investments as an equity method investments.

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC. The operating company is considered the primary beneficiary of this entity. At December 31, 2017, Pzena International Value Service’s $5.2 million in net assets were included in the Company’s consolidated statements of financial condition.

These consolidated investment partnerships are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these investment partnerships pursuant to U.S. GAAP.

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated continue to receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company. The total net assets of these VIEs was approximately $165.5 million and $44.3 million at December 31, 2017 and December 31, 2016, respectively.

As of December 31, 2017 and December 31, 2016, in order to satisfy certain of the Company's obligations under its deferred compensation programs, the operating company had $3.0 million and $3.2 million in investments, respectively, in certain of these firm-sponsored vehicles, for which the Company was not deemed to be the primary beneficiary. The Company's exposure to risk in the non-consolidated VIEs is generally limited to any equity investment and any uncollected management fees. As of December 31, 2017 and December 31, 2016, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $3.2 million and $3.3 million, respectively.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided. Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms. Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of AUM, as well as fulcrum fee arrangements. Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark. The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned. In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years. Performance fees are generally payable annually or quarterly. Fulcrum fee arrangements require a reduction in the base fee, or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. Fulcrum fees are generally payable quarterly. Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, fee income is recorded at the conclusion of the contractual performance period, when all contingencies are resolved. For the years ended December 31, 2017, 2016, and 2015, the Company recognized approximately $3.2 million, $0.2 million and $4.5 million, respectively, in performance fee income. For the year ended December 31, 2016, the Company recognized a $1.0 million reduction in base fees related to fulcrum fee arrangements. For the years ended December 31, 2017 and 2015, the Company did not recognize a reduction in base fees related to fulcrum fee arrangements.

Cash:

At December 31, 2017 and 2016, cash was $63.4 million and $43.5 million, respectively. The Company maintains its cash in bank deposit and other accounts whose balances often exceed federally insured limits. Cash is stated at cost, which approximates fair value.

Interest on cash is recorded as Interest Income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

The Company maintained $1.0 million and $3.6 million at December 31, 2017, and 2016, respectively, of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Significant Accounting Policies (Continued)

Included in this balance at December 31, 2017 and 2016 is a $1.0 million letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its current and former corporate headquarters.

Also included in these balances at December 31, 2016, were amounts of cash collateral for margin accounts established by the Pzena Long/Short Value Fund required to maintain to support securities sold short, not yet purchased of $2.6 million. On December 21, 2017, the Pzena Long/Short Value Fund was deconsolidated from the Company's consolidated statement of financial condition.

Due to/from Broker:

Due to/from Broker consists primarily of amounts payable/receivable for unsettled securities transactions held/initiated at the clearing brokers of the Company and its consolidated subsidiaries.

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

Securities Sold Short represents securities sold short, not yet purchased by the Pzena Long/Short Value Fund, which was consolidated with the Company's financial statements through December 21, 2017. On December 21, 2017, the Pzena Long/Short Value Fund was deconsolidated from the Company's consolidated statement of financial condition due to additional subscriptions into the fund. Dividend expense associated with these investments is reflected in Other Income/ (Expense) on an ex-dividend basis in the consolidated statements of operations.

All such investments are recorded at fair value, with net realized and unrealized gains and losses recognized as a component of Net Realized and Unrealized Gains/ (Losses) from Investments in the consolidated statements of operations.

Investments in equity method investees

The Company accounts for its investments in certain private investment partnerships in which the Company has non-controlling interests and exercises significant influence, using the equity method. These investments are included in Equity Method Investments in the Company's consolidated statements of financial condition. The carrying value of these investments are recorded at the amount of capital reported by the private investment partnership or mutual fund. The capital account reflects any contributions paid to, distributions received from, and equity earnings of, the entities. The earnings of these investments are recognized in Equity in Earnings/ (Losses) of Affiliates in the consolidated statements of operations.

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any. For the years ended December 31, 2017, 2016, and 2015, no impairment losses were recognized.

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

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, amounts due from brokers, and advisory fees receivable. The Company maintains its cash in bank deposits and other accounts whose balances often exceed federally insured limits.

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions. For the year ended December 31, 2017 and 2016, approximately 11.3% and 10.1%, respectively, of the Company's advisory fees were generated from advisory agreements with one client relationship. At December 31, 2017 and 2016, no allowance for doubtful accounts has been deemed necessary.

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. At December 31, 2017 and 2016, the Company did not have a valuation allowance recorded against its deferred tax assets.

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

Foreign Currency:

The functional currency of the Company is the U.S. Dollar. Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. A charge or credit is recorded to other comprehensive income/ (loss) to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary. Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations. For the year ended December 31, 2017, the Company recorded $0.1 million of other comprehensive income associated with foreign currency translation adjustments. For both the

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Significant Accounting Policies (Continued)

years ended December 31, 2016 and 2015, the Company recorded approximately $0.1 million of other comprehensive loss associated with foreign currency translation adjustments.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)." This update provides specific guidance on cash flow classification issues, which is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2017. The guidance should be applied using a modified retrospective approach. The Company does not expect the standard to have a material impact on the consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. In July 2015, the FASB postponed the effective date of this new guidance from January 1, 2017 to January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company will adopt ASU No. 2014-09 on January 1, 2018 using the modified retrospective method of transition, which requires a cumulative-effect adjustment as of the date of

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 2 — Significant Accounting Policies (Continued)

adoption. The Company has concluded the adoption will not have a material impact on its consolidated financial statements. The adoption will result in additional disclosures associated with the disaggregation of revenue and performance obligations.

Note 3 — Compensation and Benefits

Compensation and benefits expenses to employees and members is comprised of the following:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash Compensation and Other Benefits	$48,722	$41,397	$35,431
Non-Cash Compensation	10,182	6,933	11,092
Total Compensation and Benefits Expense	$58,904	$48,330	$46,523

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below. Details of awards of Class B units of the operating company, Delayed Exchange Class B units, phantom Delayed Exchange Class B units, phantom Class B units of the operating company, options to purchase Class A common stock or Class B units, options to purchase Delayed Exchange Class B units, and shares of Class A common stock awarded for the three years ended December 31, 2017 are as follows:

	For the Years Ended December 31,
	2017		2016		2015
	Amount	Fair Value[1]	Amount	Fair Value[1]	Amount	Fair Value[1]
Restricted Class B Units	40,500	$11.11	5,812	$8.60	23,782	$9.46
Delayed Exchange Class B Units[2]	620,023	$7.11	—	$—	993,965	$5.21
Deferred Compensation Phantom Delayed Exchange Class B Units[3]	232,667	$7.04	367,214	$6.30	—	$—
Phantom Class B Units[4]	5,200	$9.61	—	$—	14,060	$7.11
Options to Purchase Shares of Class A Common Stock[5]	50,000	$3.04	—	$—	—	$—
Options to Purchase Class B Units[5]	320,000	$3.04	—	$—	—	$—
Options to Purchase Delayed Exchange Class B Units[6]	2,630,000	$2.30	—	$—	—	$—
Options to Purchase Shares of Class A Common Stock[7]	—	$—	—	$—	3,000,000	$1.18
Participating Shares of Class A Common Stock	—	$—	—	$—	31,010	$8.38
Restricted Shares of Class A Common Stock[8]	—	$—	—	$—	100,000	$6.08

1	Represents the weighted average grant date estimated fair value per share, unit, or option.

2
Represents Class B units issued under the 2006 Equity Incentive Plan (as defined below). These units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until the seventh anniversary of the date of grant. These units are also not entitled to any benefits under the Tax Receivable Agreement between the Company and members of the operating company. For the year-ended December 31, 2017, the Delayed Exchange Class B units were issued to certain employee members that elected to have their 2016 year-end cash compensation paid in the form of equity which were issued and vested immediately on January 1, 2017.

3
Represents phantom Delayed Exchange Class B units issued under the 2006 Equity Incentive Plan (as defined below). These phantom units vest ratably over four years, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until seven years after the date they vest. These units are also not entitled to any benefits under the Tax Receivable Agreement between the Company and members of the operating company.

4
Represents phantom Class B units issued under the 2006 Equity Incentive Plan (as defined below). These phantom units vest ratably over ten years and are not entitled to receive dividends or dividend equivalents until vested.

5
Represents options to purchase shares of Class A common stock or Class B units under the 2006 Equity Incentive Plan and 2007 Equity Incentive Plan (as defined below), respectively. These options become exercisable five years from the date of grant.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

6
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

7	Represents options to purchase shares of Class A common stock issued whose vesting is contingent on meeting various performance goals. These options contingently vest over a period of seven years.

8	Represents restricted shares of Class A Common Stock that are not entitled to receive dividends or dividend equivalents until vested.

As part of the Company's year-end bonus structure, certain employee members may elect to have all or part of year-end cash compensation paid in the form of cash, or equity issued pursuant to Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”). For the year ended December 31, 2017, $4.2 million of cash compensation was elected to be paid in the form of equity, which was issued and vested immediately on January 1, 2018. Details of these awards issued on January 1, 2018 are as follows:

	January 1,
	2018
	Amount	Fair Value[1]
Options to Purchase Delayed Exchange Class B Units[2]	1,062,820	$1.95
Delayed Exchange Class B Units[3]	300,931	$7.04

1	Represents the weighted average grant date estimated fair value per share, unit, or option as of December 31, 2017.

2
Represents options to purchase Delayed Exchange Class B units issued under 2006 Equity Incentive Plan. These options are exercisable on the date of grant. Upon exercise, the resulting Delayed Exchange Class B units may not be exchanged pursuant the Amended and Restated Operating Agreement until the seventh anniversary of the exercise date and are not entitled to any benefits under the Tax Receivable Agreement.

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

Pursuant to the 2006 Equity Incentive Plan, the operating company issues Class B units, phantom Class B units, and options to purchase Class B units. The Company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan. These Delayed Exchange Class B units may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date they vest. These Delayed Exchange Class B units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and current, future and past members of the operating company. The Company also issues phantom Delayed Exchange Class B units and options to purchase Delayed Exchange Class B units. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock, options to purchase Class A common stock and contingently vesting options to acquire shares of Class A common stock. During the year ended December 31, 2017, 1,000,000 contingently vesting options were forfeited in connection with an employee departure. Sadly, the Company's Executive Vice President and Executive Committee member passed away on July 22, 2017. As a result, 549,888 phantom Class B units did not vest and were forfeited. During the year ended December 31, 2016 and 2015, 48,000 phantom Class B units and 5,775 restricted Class B units, respectively, were forfeited in connection with employee departures. During the years ended December 31, 2017, 2016 and 2015, no contingently vesting options vested. During the year ended December 31, 2015, 142,315 Delayed Exchange Class B units issued to one employee during 2014 were canceled. Additional compensation expense of less than $0.1 million was recognized upon cancellation and replacement of the award for cash. No Class B units were canceled during the years ended December 31, 2017 or 2016.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess. These deferred amounts may be invested, at the employee’s discretion, in certain investment options as designated by the Compensation Committee of the Company's Board of Directors. Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four year period commencing the following year. The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four years period. As of December 31, 2017 and 2016, the liability associated with deferred compensation investment accounts was $0.9 million and $4.2 million, respectively. During the year ended December 31, 2017, the vesting of 5,739 deferred compensation phantom Class B units and $1.5 million in deferred compensation investments was accelerated due to both the passing of the Company's

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

Executive Vice President and an employee departure. During the year ended December 31, 2016, approximately $0.2 million in deferred compensation investments were forfeited in connection with employee departures. There were no deferred compensation investment forfeitures under the Bonus Plan during the year ended December 31, 2015.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of the compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan. Elections to defer compensation under the Director Plan are made on a year-to-year basis. Elections of deferred stock units result in the issuance of phantom shares of Class A common stock. Distributions under the Director Plan shall be made in a single distribution of shares of our Class A common stock at such time as elected by the participant when the deferral was made. Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock. Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense. During the years ended December 31, 2017, 2016 and 2015, the directors were awarded 44,786, 58,645, and 42,196 phantom shares of Class A common stock, respectively, reflecting the annual deferral of compensation and additional phantom shares issued as of each date, and in the amount of dividends and/or special dividends and distributions that are paid with respect to Class A common stock of the Company. As of December 31, 2017 and 2016, there were 336,016 and 291,230 phantom shares of Class A common stock outstanding, respectively. There were no distributions made under the Director Plan during the years ended December 31, 2017 and 2016.

The Company uses a fair value method in recording the expense associated with the granting of Class B units, Delayed Exchange Class B units, phantom Class B units, options to purchase Class A common stock and Class B units, options to purchase Delayed Exchange Class B units, and shares of Class A common stock under the 2006 and 2007 Equity Incentive Plans, phantom Class B units and phantom Delayed Exchange Class B units under the Bonus Plan, and phantom shares of Class A common stock under the Director Plan.

The fair value of awarded restricted shares of Class A common stock under the 2007 Equity Incentive Plan and phantom shares of Class A common stock under the Director Plan is determined based on the closing market price of our Class A common stock on the date of grant. The fair value of awarded Class B units and phantom Class B units under the 2006 Equity Incentive Plan and phantom Class B units under the Bonus Plan is determined by reference to the market price of our Class A common stock on the date of grant, since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis and adjusted for the impact of award terms on the value of the award. Certain of the phantom Class B units and restricted shares of Class A common stock are not entitled to dividends or dividend equivalents while unvested. The fair value of these awards is determined based on the closing market price of our Class A common stock on the date of grant, net of the present value of the dividends using the applicable risk-free interest rate. The Delayed Exchange Class B Units have a seven years exchange limitation and are not entitled to any benefits under the tax receivable agreement. The fair value of these awards is determined based on the closing market price of our Class A common stock on the date of grant, net of the effects of the liquidity limitation and tax receivable agreement benefit exclusion. The Company also issued options to purchase Delayed Exchange Class B units. The fair value of these options is determined using an option pricing model where the strike price reflects the fair value of Delayed Exchange Class B units on the date of grant.

The fair value of options to purchase Class B units, shares of Class A common stock, and Delayed Exchange Class B units is determined by using an appropriate option pricing model on the grant date. No options were issued during the the year ended December 31, 2016. For each of the years ended December 31, 2017 and 2015 the Company issued options valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	2017	2015
	January 1,	March 2,	September 22,
Weighted Average Time Until Exercise	7 years	7 years	7 years
Expected Volatility	42%	35%	40%
Risk-Free Rate	2.25%	1.89%	1.83%
Dividend Yield	3.15%	4.83%	5.02%

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

Dividend Yield — The dividend yield is based on the Company’s anticipated dividend payout over the expected term of the option awards.

The following is a summary of the option activity for the three years ended December 31, 2017:

	For the Years Ended December 31,
	2017		2016		2015
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning Balance	4,703,722	$11.53	5,156,143	$11.01	3,114,282	$7.10
Options Granted[1]	3,000,000	7.95	—	—	3,000,000	13.00
Options Cancelled	(1,163,310)	13.07	(9,044)	7.93	—	—
Options Exercised	(348,910)	9.98	(443,377)	5.56	(958,139)	4.52
Ending Balance	6,191,502	$9.59	4,703,722	$11.53	5,156,143	$11.01

1
Options granted for the year-ended December 31, 2017 include 2,630,000 of options to purchase Delayed Exchange Class B units, 320,000 options to purchase Class B units, and 50,000 options to purchase Class A common stock.

The weighted average grant-date fair values per options issued in 2017 and 2015 were $2.39 and $1.18, respectively. No options were issued in 2016. The 348,910 options exercised in 2017 resulted in 41,781 net Class B units issued, as a result of the redemption of 257,129 Class B units for the cashless exercise of the options and 16,722 net Class A shares issued, as a result of the redemption of 33,278 Class A shares for the cashless exercise of options. The 443,377 options exercised in 2016 resulted in 282,519 net Class B units issued, as a result of the redemption of 160,858 Class B units for the cashless exercise of the options and $0.9 million in cash. The 958,139 options to purchase Class B units that were exercised in 2015 resulted in 715,706 net Class B units issued, as a result of the redemption of 239,058 Class B units for the cashless exercise of the options and $1.7 million in cash and 962 shares of Class A common stock, as a result of the redemption of 2,413 shares of Class A common stock for the cashless exercise of the options. The 1,163,310 and 9,044 options to purchase Class B units that were cancelled during 2017 and 2016, respectively, were in connection with employee departures and option expirations.

Exercise prices for options outstanding and exercisable as of December 31, 2017 are as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding as of December 31, 2017	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2017	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price
$4.22 – $5.00	131,334	2.4	$4.48	131,334	2.4	$4.48
$5.00 – $10.00	3,502,646	7.3	7.32	872,646	2.1	7.94
$10.00 – $15.00	2,557,522	5.0	12.98	187,522	2.4	10.93
$4.22 – $15.00	6,191,502	6.2	$9.59	1,191,502	2.2	$8.03

Based on the closing market price of the Company’s Class A common stock on December 31, 2017, the aggregate intrinsic value of the Company’s options was as follows:

	Options Outstanding	Options Exercisable
	(in thousands)
Aggregate Intrinsic Value	$12,593	$3,230

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3 — Compensation and Benefits (Continued)

Phantom Class B units and Phantom Delayed Exchange Class B units issued pursuant to the Bonus Plan, which vest ratably over four years, are summarized as follows:

	For the Years Ended December 31,
	2017		2016		2015
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	335,569	$6.52	28,607	$7.95	71,688	$6.63
Phantom Delayed Exchange Class B Units Issued[1]	232,667	7.04	367,214	6.30	—	—
Vesting of Phantom Delayed Exchange Class B Units[1]	(91,805)	6.30	(37,384)	5.12	—	—
Vesting of Phantom Class B Units	(5,739)	11.76	(22,868)	7.00	(43,081)	5.75
Ending Balance	470,692	$6.76	335,569	$6.52	28,607	$7.95

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

Phantom Class B units issued pursuant to the 2006 Equity Incentive Plan, which vest ratably over 10 years and are not eligible to receive dividends or dividend equivalents until vested, are summarized as follows:

	For the Years Ended December 31,
	2017		2016		2015
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	2,599,656	$4.92	3,066,325	$4.94	3,476,934	$4.92
Phantom Class B Units Issued	5,200	9.61	—	—	14,060	7.11
Vesting of Phantom Class B Units	(329,503)	4.89	(418,669)	4.79	(424,669)	4.83
Phantom Class B Units Forfeited	(549,888)	4.55	(48,000)	7.62	—	—
Ending Balance	1,725,465	$5.05	2,599,656	$4.92	3,066,325	$4.94

As of December 31, 2017 and 2016, the Company had approximately $32.6 million and $30.0 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan; Class B units, option grants, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

As of December 31, 2017, the total units and shares remaining available for future issuance under the equity incentive plans are as follows:

Plan	Number of Securities Remaining Available For Future Issuance Under Equity Incentive Plans
Pzena Investment Management, LLC 2006 Equity Incentive Plan	15,254,833
Pzena Investment Management, Inc. 2007 Equity Incentive Plan	13,306,893
Total	28,561,726

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4 — Employee Benefit Plans

The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law. The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan. During the years ended December 31, 2017, 2016, and 2015, the expense recognized in connection with this plan was $0.9 million, $0.8 million, and $0.8 million, respectively.

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

For the years ended December 31, 2017, 2016, and 2015, the Company’s basic earnings per share was determined as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands, except share and per share amounts)
Net Income Allocated to:
Class A Common Stock	$6,907	$16,164	$7,665
Participating Shares of Restricted Class A Common Stock	1	15	14
Net Income for Basic Earnings Per Share	$6,908	$16,179	$7,679

Basic Weighted-Average Shares Outstanding	17,335,689	15,945,275	13,989,589
Add: Participating Shares of Restricted Class A Common Stock[1]	2,659	17,627	24,630
Total Basic Weighted-Average Shares Outstanding	17,338,348	15,962,902	14,014,219
Basic Earnings per Share	$0.40	$1.01	$0.55

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

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5 — Earnings per Share (Continued)

For the years ended December 31, 2017, 2016, and 2015, the Company’s diluted net income was determined as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$52,379	$37,065	$41,562
Less: Assumed Corporate Income Taxes	19,223	13,644	15,432
Assumed After-Tax Income of Pzena Investment Management, LLC	33,156	23,421	26,130
Net Income of Pzena Investment Management, Inc	6,908	16,179	7,679
Diluted Net Income	$40,064	$39,600	$33,809

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

For the years ended December 31, 2017, 2016, and 2015, the Company’s diluted earnings per share were determined as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$40,025	$39,561	33,751
Participating Shares of Restricted Class A Common Stock	1	15	14
Participating Class B Units	38	24	44
Total Diluted Net Income Attributable to Shareholders	$40,064	$39,600	$33,809
Basic Weighted-Average Shares Outstanding	17,338,348	15,962,902	14,014,219
Dilutive Effect of Class B Units	51,108,030	51,289,167	52,072,070
Dilutive Effect of Options[1]	583,669	326,145	555,940
Dilutive Effect of Phantom Units	1,767,130	1,189,273	1,349,050
Dilutive Effect of Restricted Shares of Class A Common Stock[2]	72,299	40,628	51,760
Dilutive Weighted-Average Shares Outstanding	70,869,476	68,808,115	68,043,039
Add: Participating Class B Units[3]	64,886	41,057	83,747
Total Dilutive Weighted-Average Shares Outstanding	70,934,362	68,849,172	68,126,786
Diluted Earnings per Share[4]	$0.56	$0.58	$0.50

1	Represents the dilutive effect of options to purchase Class B units and Class A common stock.

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

4
Reflects the calculation of diluted earnings per share which results in an increase in earnings per share during the year ended December 31, 2017. Therefore, diluted earnings per share is presented on the statement of operations equal to basic earnings per share.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5 — Earnings per Share (Continued)

Approximately 0.6 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 2.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the year ended December 31, 2017, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met. Approximately 0.6 million options to purchase Class B units and 3.0 million contingent options to purchase Class A common stock were excluded from the calculation of diluted earnings per share for both the years ended December 31, 2016 and 2015, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.

Note 6 — Shareholders’ Equity

The Company functions as the sole managing member of the operating company. As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income. Class A and Class B units of the operating company have the same economic rights per unit. As of December 31, 2017, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 26.3% and 73.7%, respectively, of the economic interests in the operations of the business. As of December 31, 2016, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 25.6% and 74.4%, respectively, of the economic interests in the operations of the business.

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

On December 21, 2017, December 22, 2016, May 12, 2016, and July 27, 2015 certain of the operating company’s members exchanged an aggregate of 855,535, 1,056,929, 1,369,811, and 2,772,171, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company. These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 6 — Shareholders' Equity (Continued)

The incremental assets and liabilities assumed in the exchanges were recorded on December 21, 2017, December 22, 2016, May 12, 2016, and July 27, 2015 as follows:

	December 21, 2017	December 22, 2016	May 12, 2016	July 27, 2015
	(in thousands)
Pzena Investment Management, LLC Members' Capital	$11,453	$14,282	$18,545	$37,760
Pzena Investment Management, LLC Accumulated Deficit	(10,396)	(13,299)	(17,475)	(35,482)
Realizable Deferred Tax Asset	2,090	1,130	1,244	3,301
Net Tax Receivable Liability to Converting Unitholders	(1,538)	(961)	(1,058)	(2,806)
Total	$1,609	$1,152	$1,256	$2,773
Common Stock, at Par	$9	$10	$13	$28
Additional Paid-in Capital	1,600	1,142	1,243	2,745
Total	$1,609	$1,152	$1,256	$2,773

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

During the year ended December 31, 2017, the Company purchased and retired 150,727 shares of Class A common stock and 33,715 Class B units at an average price per share of $9.88 and $10.89, respectively. During the year ended December 31, 2016, the Company purchased and retired 339,939 shares of Class A common stock and 72,860 Class B units at an average price per share of $7.88 and $10.72, respectively. During the year ended December 31, 2015, the Company purchased and retired 629,174 shares of Class A common stock and 192,406 Class B units at an average price per share of $9.18 and $10.52, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

During the years ended December 31, 2017, 2016, and 2015, 31,803, 87,563 and 78,093 Delayed Exchange Class B units were issued for approximately $0.2 million, $0.4 million, and $0.4 million in cash, respectively, to certain employee members pursuant to the 2006 Equity Incentive Plan.

Note 7 — Non-Controlling Interests

Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$52,379	$37,065	$41,562
Non-Controlling Interests of Consolidated Subsidiaries	863	407	(2,238)
Non-Controlling Interests	$53,242	$37,472	$39,324

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as redemptions by investors in the Company’s consolidated subsidiaries.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8 — Investments

The following is a summary of Investments:

	As of
	December 31, 2017	December 31, 2016
	(in thousands)
Investment securities, trading
Equity Securities	$5,452	$14,323
Total investment securities, trading	$5,452	$14,323
Investments in equity method investees	16,285	7,987
Total	$21,737	$22,310

Investment Securities, Trading

Investments, at Fair Value consisted of the following at December 31, 2017:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$4,399	$1,053	$5,452
Total	$4,399	$1,053	$5,452

Investments, at Fair Value consisted of the following at December 31, 2016:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$13,105	$1,218	$14,323
Total	$13,105	$1,218	$14,323

Securities Sold Short, at Fair Value consisted of the following at December 31, 2016:

	Cost	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Securities Sold Short	$2,646	$(24)	$2,622
Total	$2,646	$(24)	$2,622

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies. The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds. The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Equity Method Investments on the consolidated statements of financial condition. On November 9, 2017 and December 21, 2017 due to additional subscriptions into the Pzena Mid Cap Value Fund and Pzena Long/Short Value Fund, respectively, the Company's ownership decreased to 41.7% and 35.5%, respectively. As the Company was no longer deemed to control the funds, it deconsolidated the entities, removed the related assets, liabilities and non-controlling interest from its balance sheet and classified the Company's remaining investments as an equity method investments. As of December 31, 2017, the Company's investments range between 1% and 36% of the capital of these entities and have an aggregate carrying value of $16.3 million.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9 — Fair Value Measurements

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

The following tables present these instruments’ fair value at December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Equity Securities	$5,452	$—	$—	$5,452

The following tables present these instruments’ fair value at December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Equity Securities	$14,323	$—	$—	$14,323

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Securities Sold Short	$2,622	$—	$—	$2,622

Transfers among levels, if any, are recorded as of the beginning of the reporting period. For the years ended December 31, 2017, and 2016, there were no transfers between levels. In addition, the Company did not hold any Level 2 or Level 3 securities during these periods.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10 — Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	December 31, 2017	December 31, 2016
	(in thousands)
Leasehold Improvements	$6,832	$6,832
Furniture and Fixtures	1,190	1,190
Computer Hardware	686	756
Computer Software	333	238
Office Equipment	281	209
Total	9,322	9,225
Less: Accumulated Depreciation and Amortization	(3,063)	(2,260)
Total	$6,259	$6,965

During the year ended December 31, 2015, the Company moved to its new corporate headquarters, as discussed further in Note 12—Commitments and Contingencies, and began depreciating approximately $6.8 million in leasehold improvements and $1.2 million in furniture and fixtures related to this new office space. The Company recognized a $0.4 million loss on the disposal of fixed assets associated with the retirement of assets in our former corporate headquarters, which is included in general and administrative expense. No such losses were recognized during the years ended December 31, 2017 and 2016.

Depreciation is included in general and administrative expense and totaled $1.0 million, $1.1 million, and $0.8 million for each of the years ended December 31, 2017, 2016, and 2015, respectively.

Note 11 — Related Party Transactions

For the years ended December 31, 2017, 2016, and 2015, the Company earned $0.4 million, $0.3 million, and $3.2 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company.

During the year ended December 31, 2017 and 2016, the Company offered loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting. Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by units held by the employee. These loans are full recourse in nature and totaled $1.4 million and $0.9 million at December 31, 2017 and 2016, respectively.

The operating company, as the investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. The Company recognized $1.1 million of such expenses for the year ended December 31, 2017, and $1.1 million for both the years ended December 31, 2016 and 2015.

The operating company manages the personal funds of certain of the Company’s employees, including the CEO and its two Presidents. The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest. Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors. The operating company also manages the personal funds of some of its employees’ family members. Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history. The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.8 million for the year ended December 31, 2017, and $0.7 million in both of the years ended December

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 11 — Related Party Transactions (Continued)

31, 2016 and 2015. The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was approximately $0.1 million in each of the years 2017, 2016, and 2015.

Pursuant to a tax receivable agreement signed between the members of the operating company and the Company, 85% of the cash savings generated by tax elections discussed in Note 13 — Income Taxes, are distributed to the selling and converting shareholders upon the realization of this benefit. For the years ended December 31, 2017 and 2016, $1.0 million and $0.8 million, respectively, of such payments were made to certain directors, executive officers and employees of the Company.

Note 12 — Commitments and Contingencies

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

Lease expenses, including the losses and expenses recorded during 2015 which we do not expect to recur, were $2.1 million, $1.9 million, and $3.2 million, respectively, for the years ended December 31, 2017, 2016, and 2015 and are included in general and administrative expense. Lease expense for each of the years ended December 31, 2017 and 2016, was net of $0.4 million in sublease income. Future minimum lease payments are as follows:

Year Ending December 31,	Minimum Payments(1)
(in thousands)
2018	1,979
2019	1,979
2020	1,979
2021	1,979
2022	1,979
2023 and thereafter	5,938
Total	$15,833

(1) Amounts have not been reduced by future minimum sublease payments of $0.8 million due under the two years, seven months non-cancellable sublease agreement.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13 — Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. Neither it nor the Company’s other consolidated subsidiaries have made a provision for federal or state income taxes because it is the individual responsibility of each of these entities’ members (including the Company) to separately report their proportionate share of the respective entity’s taxable income or loss. The operating company has made a provision for New York City UBT and its U.K. consolidated subsidiary has made a provision for U.K. corporate taxes. The Company, as a “C” corporation under the Internal Revenue Code, is liable for federal, state and local taxes on the income derived from its economic interest in its operating company, which is net of UBT and U.K. taxes. Correspondingly, in its consolidated financial statements, the Company reports both the operating company’s provision for UBT and U.K. taxes, as well as its provision for federal, state and local corporate taxes. The components of the income tax expense/ (benefit) are as follows:

	For the Year Ended December 31,
	2017	2016[1]	2015
	(in thousands)
Current Provision:
Unincorporated and Other Business Taxes	$2,846	$1,583	$2,204
Local Corporate Tax	—	—	—
State Corporate Tax	—	—	—
Federal Corporate Tax	5	—	—
Total Current Provision	$2,851	$1,583	$2,204
Deferred Provision:
Unincorporated and Other Business Taxes	$16	$5	$24
Local Corporate Tax	423	258	321
State Corporate Tax	263	199	200
Federal Corporate Tax	5,497	3,478	3,639
Total Deferred Provision	$6,199	$3,940	$4,184
Impact of Tax Cuts and Jobs Act[2]	26,468	—	—
Impact of Change in Historical 754 Step-Up Calculations[3]	(1,006)	—	—
Change in Valuation Allowance	—	(61,942)	(1,274)
Net Adjustment to Deferred Tax Asset[4]	—	1,944	—
Total Income Tax Expense/ (Benefit)	$34,512	$(54,475)	$5,114

[1]
During the year ended December 31, 2016, the operating company recognized a $0.7 million tax benefit associated with the reversal of uncertain tax position liabilities and interest related to unincorporated and other business tax expenses.

[2]	Reflects income tax expense resulting from the re-measurement of the deferred tax asset related to the Tax Cuts and Jobs Act enacted in the United States during the fourth quarter of 2017.

[3]
Reflects the net impact of a change in the historical calculation of the 754 step-ups and related deferred tax asset and corresponding liability to selling and converting shareholders recognized during the year-ended December 31, 2017.

[4]
During 2016, the Company recognized the net impact of the changes in the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with the changes in expected future tax benefits.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 13 — Income Taxes (Continued)

A reconciliation between the provision for income taxes reported for financial reporting purposes, and the application of the statutory U.S. Federal tax rate to the reported income before income taxes for the years ended December 31, 2017, 2016, and 2015, were as follows:

	For the Year Ended December 31,
	2017		2016[1]		2015[1]
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(in thousands, except % amounts)
Federal Corporate Tax	$32,185	34.0%	$(280)	34.0%	$17,720	34.0%
State and Local Corporate Tax, net of Federal Benefit	686	0.7%	457	(55.5)%	1,631	3.1%
Unincorporated and Other Business Tax[2]	1,889	2.0%	1,048	(127.2)%	1,401	2.7%
Non-Controlling Interests	(18,102)	(19.1)%	(12,740)	1,546.2%	(14,601)	(28.0)%
Increase/(Decrease) in Liability to Selling and Converting Shareholders	(7,078)	(7.5)%	17,490	(2,122.6)%	144	0.3%
Impact of Tax Cuts and Jobs Act[3]	26,468	28.0%	—	—%	—	—%
Impact of Change in Historical 754 Step-Up Calculations[4]	(1,006)	(1.1)%	—	—%	—	—%
Deferred Income Tax Valuation Allowance	—	—%	(61,942)	7,517.2%	(1,274)	(2.5)%
Net Adjustment to Deferred Tax Asset[5]	—	—%	1,944	(235.9)%	—	—%
Other	(530)	(0.5)%	(452)	54.8%	93	0.2%
Income Tax Expense	$34,512	36.5%	$(54,475)	6,611.0%	$5,114	9.8%

[1]	The impact related to the use of net operating losses as presented in the 2016 and 2015 consolidated notes to financial statements have been reclassified to be included with Other tax rate items.

[2]
During the year ended December 31, 2016, the operating company recognized a $0.7 million tax benefit associated with the reversal of uncertain tax position liabilities and interest related to unincorporated and other business tax expenses.

[3]	Reflects income tax expense resulting from the re-measurement of the deferred tax asset related to the Tax Cuts and Jobs Act enacted in the United States during the fourth quarter of 2017.

[4]
Reflects the net impact of a change in the calculation of historical 754 step-ups and related deferred tax assets and corresponding liability to selling and converting shareholders recognized during the year-ended December 31, 2017.

[5]	During 2016, the Company recognized adjustments to the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with a change in the effective tax rate.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2017 and 2016 are as follows:

For the Year Ended December 31, 2017
(in thousands)
Balance at December 31, 2016	$2,802
Increases Related to Current Year Tax Positions	1,870
Balance at December 31, 2017	$4,672

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 13 — Income Taxes (Continued)

For the Year Ended December 31, 2016
(in thousands)
Balance at December 31, 2015	$2,318
Decreases Related to Prior Year Tax Positions	(664)
Increases Related to Current Year Tax Positions	1,210
Decreases Related to Settlements with Taxing Authorities	(62)
Balance at December 31, 2016	$2,802

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Income Tax Expense/ (Benefit) on the consolidated statements of operations. As of December 31, 2017 and 2016, the Company had $4.7 million and $2.8 million in unrecognized tax benefits, that, if recognized, would affect the provision for income taxes. As of December 31, 2017 and 2016, the Company had interest related to unrecognized tax benefits of $0.5 million and $0.3 million, respectively. As a result of legislative changes, changes in judgment related to recognition or measurement, or potential settlements with taxing authorities, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $3.4 million.

The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2014. All tax years subsequent to, and including, 2014 are considered open and subject to examination by tax authorities.

As of both December 31, 2017 and 2016, the Company had available for U.S. Federal, state and local income tax reporting purposes, a net operating loss carryforward of $5.3 million and $10.2 million, respectively, which expires in varying amounts during the tax years 2029 through 2035.

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

As discussed in Note 6, Shareholders’ Equity, on December 21, 2017, December 22, 2016, May 12, 2016, and July 27, 2015, certain of the operating company’s members exchanged an aggregate of 855,535, 1,056,929, 1,369,811, and 2,772,171, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company. The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754. Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $2.1 million deferred tax asset and corresponding $1.5 million liability to converting shareholders on December 21, 2017, a $5.5 million deferred tax asset and corresponding $4.7 million liability to converting shareholders on December 22, 2016, a $6.1 million deferred tax asset and corresponding $5.2 million liability on May 12, 2016, and a $14.3 million deferred tax asset and a corresponding $12.2 million liability on July 27, 2015. The Company assessed the realizability of the deferred tax asset associated with the exchanges during the years ended 2016 and 2015 and determined that a portion of each of their benefits would go unutilized. Consequently, the Company established a $4.4 million, a $4.9 million, and a $11.0 million valuation allowance on December 22, 2016, May 12, 2016, and July 27, 2015, respectively, to reduce the deferred tax asset to amounts more-likely-than-not to be realized. These deferred tax assets remain available to the Company and can be used to reduce taxable income in future years. The Company similarly reduced the associated liability to selling and converting shareholders by $3.7 million, $4.1 million, and $9.4 million, at December 22, 2016, May 12, 2016, and July 27, 2015, respectively, to reflect

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 13 — Income Taxes (Continued)

this change in the estimated realization of these assets. As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

After giving effect to the exchanges discussed earlier, as of December 31, 2016, the Company evaluated the need for the valuation allowance associated with the Section 754 tax elections as assets under management ("AUM") returned to pre-financial crisis levels, and brought revenue projections to a point at which the Company would generate sufficient taxable income to realize its deferred tax asset. Other positive evidence reviewed included: (i) the general positive economic environment, which has been reflected in stock markets and had a corresponding impact on AUM and revenue levels; (ii) performance records of almost all of the Company's strategies with 1, 3, and 5 year records that outperformed vs. their relevant benchmarks; (iii) the accelerating positive trends affecting the asset management industry in particular; (iv) the Company's history of positive operating and taxable income since 2007; and (v) the Company has no history of tax benefits expiring unused. These factors were moderated by negative evidence reviewed which included: (i) a high concentration of AUM in the three top client relationships; (ii) the difficulty of projecting AUM in the current volatile environment; (iii) market and competitive pressures in recent years that have created a trend towards lower management fees in the asset management industry; and (iv) the size and expected timing of Section 754 amortization and NOL carryovers.

As of December 31, 2016, the Company concluded that, after weighing both the positive and negative evidence, it was more-likely-than-not that it will generate sufficient taxable income in the future to realize its deferred tax asset. The reversal of the valuation allowance was based primarily upon the Company's sustained profitability in certain tax jurisdictions as well as projections of future assets under management levels. To reflect this change in the estimated realization of the asset and its liability for future payments, the Company increased its liability to selling and converting shareholders by $51.4 million for the year ended December 31, 2016. The effects of these changes to the deferred tax asset and liability to selling and converting shareholders were recorded as a component of the Income Tax Expense/ (Benefit) and Other Income/ (Expense), respectively, on the consolidated statements of operations for the year ended December 31, 2016. If evidence in future periods changes such that it is more-likely-than-not that part or all of the net deferred tax asset will not be realized, the Company will reestablish a valuation allowance at that time.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into legislation. The Company has recorded a deferred tax expense of $26.5 million due to the re-measurement of the deferred tax assets due to a decrease in the federal corporate tax rate from 34% to 21% beginning in fiscal year 2018. The Company similarly reduced the associated liability to selling and converting shareholders by $20.8 million.

The Company identified an adjustment related to a change in the calculation of the 754 step-up in tax basis impacting the deferred tax assets and corresponding liability to selling and converting shareholders. As a result, the adjustment was made during the year-ended December 31, 2017, resulting in a $4.6 million decrease to the deferred tax assets and a $5.6 million decrease to the corresponding liability to selling and converting shareholders. The cumulative impact of the adjustment is a net tax benefit of $1.0 million which was recognized as a component of Income Tax Expense/(Benefit) in the consolidated statements of operations for the year-ended December 31, 2017 and did not affect the net cash provided by operating activities, net cash provided by/(used in) investing activities or net cash used in financing activities for the fiscal year ended December 31, 2017.

As of December 31, 2017 and 2016, the net values of all deferred tax assets were approximately $39.6 million and $73.4 million, respectively. These deferred tax assets primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock. At December 31, 2017 and 2016, the Company did not have a valuation allowance recorded against its deferred tax assets.

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 13 — Income Taxes (Continued)

The change in the Company’s deferred tax assets, net of valuation allowance, for the year ended December 31, 2017, is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2016	$68,427	$5,014	$—	$73,441
Impact of Tax Cuts and Jobs Act	(24,114)	(2,354)	—	(26,468)
Adoption of ASU 2016-09	—	1,377	—	1,377
Deferred Tax (Expense)	(5,139)	756	—	(4,383)
Unit Exchange	1,810	280	—	2,090
Impact of Change in Historical 754 Step-Up Calculations	(6,271)	1,669	—	(4,602)
Operating Loss Carryforward	—	(1,816)	—	(1,816)
Balance at December 31, 2017	$34,713	$4,926	$—	$39,639

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the year ended December 31, 2017, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2016	$(1)
Deferred Tax Expense	(1)
Balance at December 31, 2017	$(2)

The change in the Company’s deferred tax assets, net of valuation allowance, for the year ended December 31, 2016 is summarized as follows:

	Section 754	Other	Valuation Allowance	Total
	(in thousands)
Balance at December 31, 2015	$64,877	$4,086	$(53,968)	$14,995
Deferred Tax (Expense)	(4,854)	1,284	—	(3,570)
Unit Exchange	11,605	—	(9,231)	2,374
Change in Valuation Allowance	—	—	61,942	61,942
Operating Loss Carryforward	—	(356)	—	(356)
Net Adjustment to Deferred Tax Asset[1]	(3,201)	—	1,257	(1,944)
Balance at December 31, 2016	$68,427	$5,014	$—	$73,441

[1]	During 2016, the Company recognized adjustments to the deferred tax asset and valuation allowance assessed against the deferred tax asset associated with a change in the effective tax rate.

The change in the Company’s deferred tax liabilities for the year ended December 31, 2016 is summarized as follows:

Total
(in thousands)
Balance at December 31, 2015	$(4)
Deferred Tax Expense	3
Balance at December 31, 2016	$(1)

Pzena Investment Management, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 13 — Income Taxes (Continued)

As of December 31, 2017 and 2016, the net values of the liability to selling and converting shareholders were approximately $36.4 million and $65.5 million, respectively. The change in the Company’s liability to selling and converting shareholders for the years ended December 31, 2017 and 2016, is summarized as follows:

	For the Year Ended December 31,
	2017	2016
	(in thousands)
Beginning Balance	$65,485	$15,075
Impact of Tax Cuts and Jobs Act	(20,819)	—
Impact of Change in Historical 754 Step-Up Calculations	(5,608)	—
Release of the Valuation Allowance	—	51,442
Unit Exchanges	1,538	2,018
Tax Receivable Agreement Payments	(4,155)	(3,050)
Ending Balance	$36,441	$65,485

Note 14 — Quarterly Results of Operations (unaudited)

Unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 are summarized below:

	For the Quarter Ended 2017
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts) (unaudited)
Total Revenue	$38,909	$36,229	$34,113	$32,044
Operating Income	20,934	18,404	16,619	13,097
Net Income	$(1,046)	$2,989	$2,629	$2,336
Basic Earnings Per Share	$(0.06)	$0.17	$0.15	$0.13
Diluted Earnings Per Share[1]	$(0.06)	$0.17	$0.15	$0.12

1
During the three months ended December 31, 2017, the calculation of diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted earnings per share are assumed to be equal to basic earnings per share.

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

On February 6, 2018, the Company declared a year-end dividend of $0.42 per share of its Class A common stock which was paid on March 2, 2018 to holders of record on February 16, 2018.