Form 10-Q
period 2018-03-31
Pzena Investment Management, Inc.
filed 2018-05-04
CIK 1399249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2018, there were 17,762,339 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.
As of May 3, 2018, there were 51,964,894 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on our views, plans, estimates, and expectations. Potentially inaccurate assumptions could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.  Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date they are made.  We undertake no obligation to publicly revise any forward-looking statements included in this Quarterly Report to reflect circumstances or events after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission ("SEC"), after the date of this Quarterly Report on Form 10-Q.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PZENA INVESTMENT MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per-share amounts)

	As of
	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash ($3,517 and $3,717)[1]	$27,347	$63,414
Restricted Cash	1,021	1,017
Due from Broker ($1,410 and $1,485)[1]	1,410	1,875
Advisory Fees Receivable	37,689	32,531
Investments in Marketable Securities, at Fair Value ($3,195 and $3,589)[1]	4,990	5,452
Equity Method Investments ($331 and $338)[1]	16,107	16,285
Receivable from Related Parties	2,053	1,453
Other Receivables ($18 and $15)[1]	142	132
Prepaid Expenses and Other Assets	1,115	990
Deferred Tax Asset	38,294	39,639
Property and Equipment, Net of Accumulated Depreciation of $3,313 and $3,063, respectively	6,004	6,259
TOTAL ASSETS	$136,172	$169,047
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses ($17 and $14)[1]	$14,850	$31,983
Due to Broker ($1,004 and $0)[1]	1,165	144
Liability to Selling and Converting Shareholders	36,441	36,441
Deferred Compensation Liability	1,200	918
Other Liabilities	316	272
TOTAL LIABILITIES	53,972	69,758
Commitments and Contingencies (see Note 12)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 17,813,424 and 18,096,554 Shares Issued and Outstanding in 2018 and 2017, respectively)	177	180
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 51,033,459 and 50,709,673 Shares Issued and Outstanding in 2018 and 2017, respectively)	—	—
Additional Paid-In Capital	5,800	7,915
Retained Earnings	20,177	24,214
Accumulated Other Comprehensive Loss	(23)	(5)
Total Pzena Investment Management, Inc.'s Equity	26,131	32,304
Non-Controlling Interests	56,069	66,985
TOTAL EQUITY	82,200	99,289
TOTAL LIABILITIES AND EQUITY	$136,172	$169,047

1
Asset and liability amounts in parentheses represent the aggregated balances at March 31, 2018 and December 31, 2017 attributable to Pzena International Value Service (a series of Pzena Investment Management International, LLC), Pzena Investment Management Special Situations, LLC, and Pzena U.S. Best Ideas (GP), LLC, which were variable interest entities as of March 31, 2018 and December 31, 2017, respectively.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per-share amounts)

	For the Three Months Ended March 31,
	2018	2017
REVENUE	$39,252	$32,044
EXPENSES
Compensation and Benefits Expense	16,174	15,622
General and Administrative Expense	3,155	3,325
Total Operating Expenses	19,329	18,947
Operating Income	19,923	13,097
OTHER (EXPENSE)/ INCOME
Interest Income	62	16
Dividend Income	36	92
Net Realized and Unrealized (Losses)/ Gains from Investments	(34)	796
Equity in (Losses)/ Earnings of Affiliates	(129)	435
Other Income	15	16
Total Other (Expense)/ Income	(50)	1,355
Income Before Income Taxes	19,873	14,452
Income Tax Expense	2,207	1,726
Net Income	17,666	12,726
Less: Net Income Attributable to Non-Controlling Interests	14,143	10,390
Net Income Attributable to Pzena Investment Management, Inc.	$3,523	$2,336

Net Income for Basic Earnings per Share	$3,523	$2,336
Basic Earnings per Share	$0.20	$0.13
Basic Weighted Average Shares Outstanding[1]	18,015,368	17,361,153

Net Income for Diluted Earnings per Share	$14,226	$8,704
Diluted Earnings per Share	$0.20	$0.12
Diluted Weighted Average Shares Outstanding[1]	72,285,962	70,894,698

Cash Dividends per Share of Class A Common Stock	$0.42	$0.28

[1]
The Company issues restricted shares of Class A common stock and restricted Class B units that have non-forfeitable dividend rights. Under the "two-class method," these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Three Months Ended March 31,
	2018	2017
NET INCOME	$17,666	$12,726
OTHER COMPREHENSIVE GAIN
Foreign Currency Translation Adjustment	68	12
Total Other Comprehensive Gain	68	12
Comprehensive Income	17,734	12,738
Less: Comprehensive Income Attributable to Non-Controlling Interests	14,229	10,399
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$3,505	$2,339

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2017	18,096,554	50,709,673	$180	$7,915	$(5)	$24,214	$66,985	$99,289
Amortization of Non-Cash Compensation	10,000	26,178	—	339	—	—	921	1,260
Issuance of Shares under Equity Incentive Plan	—	300,931	—	1,096	—	—	3,095	4,191
Sale of Shares under Equity Incentive Plan	—	547	—	1	—	—	3	4
Directors' Share Grants	—	—	—	64	—	—	181	245
Net Income	—	—	—	—	—	3,523	14,143	17,666
Foreign Currency Translation Adjustments	—	—	—	—	(18)	—	86	68
Repurchase and Retirement of Class A Common Stock	(293,130)	—	(3)	(3,200)	—	—	—	(3,203)
Repurchase and Retirement of Class B Units	—	(3,870)	—	(11)	—	—	(30)	(41)
Class A Cash Dividends Declared and Paid ($0.42 per share)	—	—	—	—	—	(7,560)	—	(7,560)
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(29,719)	(29,719)
Other	—	—	—	(404)	—	—	404	—
Balance at March 31, 2018	17,813,424	51,033,459	$177	$5,800	$(23)	$20,177	$56,069	$82,200

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2016	17,340,090	50,461,598	$173	$5,996	$(25)	$22,349	$52,841	$81,334
Adjustment for the Cumulative Effect of Applying ASU 2016-09	—	—	—	—	—	1,377	—	1,377
Adjusted Balance at January 1, 2017	17,340,090	50,461,598	173	5,996	(25)	23,726	52,841	82,711
Amortization of Non-Cash Compensation	24,934	16,671	—	300	—	—	860	1,160
Issuance of Shares under Equity Incentive Plan	—	620,543	—	1,118	—	—	3,295	4,413
Sale of Shares under Equity Incentive Plan	—	3,888	—	6	—	—	19	25
Directors' Shares	—	—	—	46	—	—	135	181
Net Income	—	—	—	—	—	2,336	10,390	12,726
Foreign Currency Translation Adjustments	—	—	—	—	3	—	9	12
Repurchase and Retirement of Class A Common Stock	(8,416)	—	—	(77)	—	—	—	(77)
Repurchase and Retirement of Class B Units	—	(2,897)	—	(10)	—	—	(29)	(39)
Class A Cash Dividends Declared and Paid ($0.28 per share)	—	—	—	—	—	(4,862)	—	(4,862)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	2,427	2,427
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(19,750)	(19,750)
Other	—	—	—	(233)	—	—	233	—
Balance at March 31, 2017	17,356,608	51,099,803	$173	$7,146	$(22)	$21,200	$50,430	$78,927

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net Income	$17,666	$12,726
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	255	252
Loss on Disposal of Fixed Assets	—	6
Non-Cash Compensation	2,460	2,671
Directors' Share Grants	245	181
Net Realized and Unrealized Losses/ (Gains) from Investments	34	(796)
Equity in Losses/ (Earnings) of Affiliates	129	(435)
Foreign Currency Translation Adjustments	68	12
Deferred Income Taxes	1,344	1,093
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(5,158)	(2,779)
Due from Broker	461	440
Prepaid Expenses and Other Assets	(135)	(182)
Due to Broker	1,021	618
Accounts Payable, Accrued Expenses, and Other Liabilities	(13,815)	(12,809)
Purchases of Equity Securities and Securities Sold Short	(6,605)	(13,692)
Proceeds from Equity Securities and Securities Sold Short	7,039	12,295
Net Cash Provided by/ (Used in) Operating Activities	5,009	(399)
INVESTING ACTIVITIES
Purchases of Investments	(218)	(236)
Proceeds from Sale of Investments	265	87
Payments to Related Parties	(600)	(434)
Purchases of Property and Equipment	—	(22)
Net Cash Provided Used in Investing Activities	(553)	(605)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(3,203)	(77)
Repurchase and Retirement of Class B Units	(41)	(39)
Sale of Shares under Equity Incentive Plan	4	25
Distributions to Non-Controlling Interests	(29,719)	(19,750)
Contributions from Non-Controlling Interests	—	2,427
Dividends	(7,560)	(4,862)
Net Cash Used in Financing Activities	(40,519)	(22,276)
NET CHANGE IN CASH AND RESTRICTED CASH	$(36,063)	$(23,280)
CASH AND RESTRICTED CASH - Beginning of Period	$64,431	$47,158
Net Change in Cash and Restricted Cash	(36,063)	(23,280)
CASH AND RESTRICTED CASH - End of Period	$28,368	$23,878
Supplementary Cash Flow Information:
Issuances of Shares under Equity Incentive Plan	$4,191	$4,413
Income Taxes Paid	$415	$414

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

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of March 31, 2018, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company, through its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of March 31, 2018:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	March 31, 2018
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena U.S. Best Ideas (GP), LLC	Delaware Limited Liability Company (11/16/2017)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena International Value Service, a series of Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	50.9%

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

During 2014, the Company provided the initial cash investment for three Pzena mutual funds in an effort to generate an investment performance track record to attract third-party investors. During 2016, the Company provided the initial cash investment for the launch of a fourth Pzena mutual fund: the Pzena Small Cap Value Fund. Due to their series fund structure, registration, and compliance with the requirements of the Investment Company Act of 1940, these funds are analyzed for consolidation under the voting interest model. As a result of the Company's initial interests, it consolidated the Pzena Mid Cap Value Fund, Pzena Long/Short Value Fund, Pzena Emerging Markets Value Fund, and Pzena Small Cap Value Fund. On July 11, 2016, due to additional subscriptions into the Pzena Small Cap Value Fund, the Company's ownership decreased to 36.1%. On November 9, 2017 and December 21, 2017 due to additional subscriptions into the Pzena Mid Cap Value Fund and Pzena Long/Short Value Fund, respectively, the Company's ownership decreased to 41.7% and 35.5%, respectively. As the Company was no longer deemed to control the funds, the Company deconsolidated the entities, removed the related assets, liabilities and non-controlling interest from its balance sheet and classified the Company's remaining investments as an equity method investments.

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC.  The operating company is considered the primary beneficiary of this entity. At March 31, 2018, Pzena International Value Service’s $3.4 million in net assets was included in the Company’s consolidated statements of financial condition.

These consolidated investment partnerships are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these investment partnerships pursuant to U.S. GAAP.

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company.  The total net assets of these VIEs was approximately $169.9 million and $165.5 million at March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017, in order to satisfy certain of the Company's obligations under its deferred compensation programs, the operating company had $2.9 million and $3.0 million in investments, respectively, in certain of these firm-sponsored vehicles, for which the Company was not deemed to be the primary beneficiary. The Company's exposure to risk in the non-consolidated VIEs is generally limited to any equity investment and any uncollected management fees. As of March 31, 2018 and December 31, 2017, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $3.1 million and $3.2 million, respectively.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Accounting Pronouncements Adopted in 2018:

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." This update requires entities to show the changes in the total cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. The Company adopted ASU No. 2016-18 as of January 1, 2018 using a retrospective approach. Upon adoption, the net change in cash presented in the consolidated statement of cash flows will reflect the total of cash and restricted cash.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The Company completed its overall assessment of its revenue streams and review of related contracts potentially affected by the new standard, including base management fees, performance fees, and fulcrum fee arrangements. Based on this assessment, the Company concluded that ASU No. 2014-09 did not change the method in which the Company currently recognizes revenue. The Company also completed its evaluation of certain costs related to revenue streams to determine whether such costs should be presented as expenses or contra-revenue. Based on its evaluation, the Company concluded that the classification of fund expense cap reimbursements should change upon adoption. The Company adopted ASU No. 2014-09 as of January 1, 2018 using a modified retrospective approach. The adoption of the new standard requires the Company to present fund expense cap reimbursements net against Revenue. Prior to adoption, these expense cap reimbursements were presented as a component of General and Administrative Expense. These classification changes resulted in immaterial changes to both revenue and expense. In accordance with the historic method of accounting under ASC Topic 605, Revenue and General and Administrative Expenses would have been higher by $0.3 million for the three months ended March 31, 2018. As the implementation of the new standard did not impact the measurement or recognition of revenue, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the fund expense cap reimbursement reclassifications noted above. The Company has included additional disclosures associated with the disaggregation of revenue and performance obligations.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)." This update provides specific guidance on cash flow classification issues, which is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted ASU No. 2016-15 as of January 1, 2018. The adoption did not have a material impact on the consolidated financial statements.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided.  Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on the applicable contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the AUM, as well as fulcrum fee arrangements.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned. In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually or quarterly.  Fulcrum fee arrangements require a reduction in the base fee, or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years.  Fulcrum fees are generally payable quarterly. Following the Revenue Recognition Topic of the FASB ASC, performance fee income is recorded at the conclusion of the contractual performance period, when it is probable that significant reversal of the performance fee will not occur. Upon adoption of ASU No. 2014-09 on January 1, 2018, advisory fee income also includes fund expense cap reimbursements which are required to be presented net against revenue rather than as a component of general and administrative expense.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Revenue from advisory fees is disaggregated into categories based on the composition of the Company's client base and advisory fee structure for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
Revenue	2018	2017
	(in thousands)
Separately Managed Accounts
Asset-Based Fees	$20,082	$17,579
Performance-Based Fees	—	61
Total Separately Managed Accounts Fees	20,082	17,640

Sub-Advised Accounts
Asset-Based Fees	$15,565	$12,081
Decrease in Asset-Based Fees	—	(57)
Performance-Based Fees	886	209
Total Sub-Advised Fees	16,451	12,233

Pzena Funds
Asset-Based Fees	$2,986	$2,171
Expense Cap Reimbursements	(279)	—
Performance-Based Fees	12	—
Total Pzena Funds Fees	2,719	2,171
Total	$39,252	$32,044

Cash:

At March 31, 2018 and December 31, 2017, Cash was $27.3 million and $63.4 million, respectively.  The Company maintains its cash in bank deposits and other accounts whose balances often exceed federally insured limits. Cash is stated at cost, which approximates fair value.

Interest on cash is recorded as Interest Income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

At both March 31, 2018 and December 31, 2017, the Company had $1.0 million of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition. These balances reflect a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.

The following table reconciles cash and restricted cash per the consolidated statements of cash flows to the consolidated statements of financial condition.

	March 31,	December 31,	March 31,	December 31,
Cash and Restricted Cash	2018	2017	2017	2016
	(in thousands)
Cash	$27,347	$63,414	$20,047	$43,522
Restricted Cash	1,021	1,017	3,831	3,636
Total Cash and Restricted Cash at end of period	$28,368	$64,431	$23,878	$47,158

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

All such investments are recorded at fair value, with net realized and unrealized gains and losses recognized as a component of Net Realized and Unrealized (Losses)/ Gains from Investments in the consolidated statements of operations.

Investments in equity method investees

The Company accounted for its investments in certain private investment partnerships in which the Company has non-controlling interests and exercises significant influence, using the equity method. These investments are included in Equity Method Investments in the Company's consolidated statements of financial condition. The carrying value of these investments are recorded at the amount of capital reported by the private investment partnership or mutual fund. The capital account for each entity reflects any contributions paid to, distributions received from, and equity earnings of, the relevant entity. The earnings of these investments are recognized in Equity in (Losses)/ Earnings of Affiliates in the consolidated statements of operations.

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any. During the three months ended March 31, 2018 and 2017, no impairment losses were recognized.

Securities Valuation:

Investments in equity securities for which market quotations are available are valued at the last reported price or closing price on the primary market or exchange on which they trade.  If no reported equity sales occurred on the valuation date, equity investments are valued at the bid price. Transactions are recorded on a trade date basis.

The net realized gain or loss on sales of equity securities is determined on a specific identification basis and is included in Net Realized and Unrealized (Losses)/ Gains from Investments in the consolidated statements of operations.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, amounts due from brokers, and advisory fees receivable.  The Company maintains its cash in bank deposits and other accounts whose balances often exceed federally insured limits.

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions.  For the three months ended March 31, 2018 and 2017, approximately 12.2% and 11.2% of the Company's advisory fees, respectively, were generated from advisory agreements with one client relationship. At March 31, 2018 and December 31, 2017, there was no allowance for doubtful accounts.

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

The Company and its consolidated subsidiaries account for all U.S. federal, state, local, and U.K. taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  At March 31, 2018 and December 31, 2017, the Company did not have a valuation allowance recorded against its deferred tax assets.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Foreign Currency:

The functional currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  A charge or credit is recorded to other comprehensive income/ (loss) to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary. Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations. For the three months ended March 31, 2018 and 2017, the Company recorded $0.1 million and less than $0.1 million, respectively, of other comprehensive income associated with foreign currency translation adjustments.

Investment securities and other assets and liabilities denominated in foreign currencies are remeasured into U.S. Dollar amounts at the date of valuation.  Purchases and sales of investment securities, and income and expense items denominated in foreign currencies, are remeasured into U.S. Dollar amounts on the respective dates of such transactions.

The Company does not isolate the portion of the results of its operations resulting from the impact of fluctuations in foreign exchange rates on its non-U.S. investments.  Such fluctuations are included in Net Realized and Unrealized (Losses)/ Gains from Investments in the consolidated statements of operations.

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

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

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash Compensation and Other Benefits	$13,714	$12,951
Non-Cash Compensation	2,460	2,671
Total Compensation and Benefits Expense	$16,174	$15,622

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  Details of non-cash compensation awards granted during the three months ended March 31, 2018 and 2017 are as follows:

	For the Three Months Ended March 31,
	2018		2017
	Amount	Fair Value[1]	Amount	Fair Value[1]
Restricted Class B Units	9,372	$10.67	40,500	$11.11
Options to Purchase Shares of Class A Common Stock[2]	—	$—	50,000	$3.04
Options to Purchase Delayed Exchange Class B Units[3]	1,380,128	$1.95	2,630,000	$2.30
Options to Purchase Class B Units[2]	—	$—	320,000	$3.04

1	Represents the grant date fair value per share, unit, or option.

2	Represents options to purchase shares of Class A common stock or Class B units. These options become exercisable five years from the date of grant.

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

As part of the Company's year-end bonus structure, certain employee members may elect to have all or part of year-end cash compensation paid in the form of cash, or equity issued pursuant to Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”). For the year ended December 31, 2017, $4.2 million of cash compensation was elected to be paid in the form of equity, which was issued and vested immediately on January 1, 2018. Details of awards associated with these elections issued on January 1, 2018 are as follows:

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

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Pursuant to the 2006 Equity Incentive Plan, the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  The operating company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan. These Delayed Exchange Class B units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant. These Delayed Exchange Class B units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company. The operating company also issues phantom Delayed Exchange Class B units and options to purchase Delayed Exchange Class B units. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock and contingently vesting options to acquire shares of Class A common stock. During each of the three months ended March 31, 2018 and 2017, no contingently vesting options vested. During the three months ended March 31, 2018 and 2017, 547 and 3,888 Delayed Exchange Class B units were issued to certain employee members, respectively, for less than $0.1 million in cash.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period. As of March 31, 2018 and December 31, 2017, the liability associated with all deferred compensation investment accounts was $1.2 million and $0.9 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of their compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of March 31, 2018 and December 31, 2017, there were 383,912 and 336,016 phantom shares of Class A common stock outstanding, respectively. For the three months ended March 31, 2018 and 2017, no distributions were made under the Director Plan.

As of March 31, 2018 and December 31, 2017, the Company had approximately $32.8 million and $32.6 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, option grants, Delayed Exchange Class B units, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and contingently vesting option grants issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Note 4—Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For the three months ended March 31, 2018 and 2017, the expense recognized in connection with this plan was $0.8 million and $0.7 million, respectively.

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

For the three months ended March 31, 2018 and 2017, the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$3,523	$2,334
Participating Shares of Restricted Class A Common Stock	—	2
Total Net Income for Basic Earnings per Share	$3,523	$2,336
Basic Weighted-Average Shares Outstanding	18,015,368	17,350,367
Add: Participating Shares of Restricted Class A Common Stock[1]	—	10,786
Total Basic Weighted-Average Shares Outstanding	18,015,368	17,361,153
Basic Earnings per Share	$0.20	$0.13

1
Certain unvested shares of Class A common stock granted to employees have nonforfeitable rights to dividends and therefore participate fully in the results of the Company from the date they are granted. They are included in the computation of basic earnings per share using the two-class method for participating securities.

Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding membership units of the operating company, phantom Class B units, phantom Delayed Exchange Class B units, phantom Class A common stock, outstanding options to purchase Class B units, options to purchase Delayed Exchange Class B units, options to purchase Class A common stock, and restricted Class A common stock, to the extent they would have a dilutive effect on net income per share for the reporting period.  Net income for diluted earnings per share assumes that all outstanding operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to the Company's net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate, exclusive of one-time charges and adjustments associated with both the valuation allowance and the liability to selling and converting shareholders and other one-time charges.

For the three months ended March 31, 2018 and 2017, the Company’s diluted net income was determined as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$14,113	$10,120
Less: Assumed Corporate Income Taxes	3,410	3,752
Assumed After-Tax Income of Pzena Investment Management, LLC	10,703	6,368
Net Income of Pzena Investment Management, Inc.	3,523	2,336
Diluted Net Income	$14,226	$8,704

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

For the three months ended March 31, 2018 and 2017, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$14,216	$8,694
Participating Shares of Restricted Class A Common Stock	—	2
Participating Class B Units	10	8
Total Diluted Net Income Attributable to Shareholders	$14,226	$8,704

Total Basic Weighted-Average Shares Outstanding	18,015,368	17,361,153
Dilutive Effect of Class B Units	51,032,975	51,097,254
Dilutive Effect of Options [1]	1,603,865	508,963
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	1,517,654	1,791,662
Dilutive Effect of Restricted Shares of Class A Common Stock [2]	67,500	70,780
Dilutive Weighted-Average Shares Outstanding	72,237,362	70,829,812
Add: Participating Class B Units[3]	48,600	64,886
Total Dilutive Weighted-Average Shares Outstanding	72,285,962	70,894,698
Diluted Earnings per Share	$0.20	$0.12

1	Represents the dilutive effect of options to purchase operating company Class B units, Delayed Exchange Class B units, and Class A common stock.

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

Approximately 0.3 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 2.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2018, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met. Approximately 0.7 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 3.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2017, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit.  As of March 31, 2018, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 25.9% and 74.1%, respectively, of the economic interests in the operations of the business. As of December 31, 2017, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 26.3% and 73.7%, respectively, of the economic interests in the operations of the business.

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

The Company’s share repurchase program was announced on April 24, 2012.  The Board of Directors authorized the Company to repurchase up to an aggregate of $10 million of the Company’s outstanding Class A common stock and the operating company’s Class B units on the open market and in private transactions in accordance with applicable securities laws.  On February 11, 2014, the Company announced that its Board of Directors approved an increase of $20 million in the aggregate amount authorized under the program. On April 19, 2018, the Company announced that its Board of Directors approved an additional increase of $30 million in the aggregate amount authorized under the program. The timing, number and value of common shares and units repurchased are subject to the Company’s discretion.  The Company’s share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, for any reason.

During the three months ended March 31, 2018, the Company purchased and retired 293,130 shares of Class A common stock and 3,870 Class B units under the current repurchase authorization at a weighted average price per share of $10.92 and $10.67, respectively.  During the three months ended March 31, 2017, the Company purchased and retired 8,416 shares of Class A common stock and 2,897 Class B units under the repurchase authorization at a weighted average price per unit of $9.17 and $11.11, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$14,113	$10,120
Non-Controlling Interests of Consolidated Subsidiaries	30	270
Net Income Attributable to Non-Controlling Interests	$14,143	$10,390

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

Note 8—Investments

The following is a summary of Investments:

	As of
	March 31, 2018	December 31, 2017
	(in thousands)
Investment Securities, Trading
Equity Securities	$4,990	$5,452
Total Investment Securities, Trading	4,990	5,452
Investments in Equity Method Investees	16,107	16,285
Total	$21,097	$21,737

Investment Securities, Trading

Investments, at Fair Value consisted of the following at March 31, 2018:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$4,246	$744	$4,990
Total	$4,246	$744	$4,990

Investments, at Fair Value consisted of the following at December 31, 2017:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$4,399	$1,053	$5,452
Total	$4,399	$1,053	$5,452

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies. The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds. The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Equity Method Investments on the consolidated statements of financial condition. As of March 31, 2018, the Company's investments range between 1% and 16% of the capital of these entities and have an aggregate carrying value of $16.1 million.

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

Included in the Company’s consolidated statements of financial condition are investments in equity securities, which are exchange-traded securities with quoted prices in active markets. The fair value measurements of the equity securities have been classified as Level 1. The investments in equity method investees are held at their carrying value.

The following table presents these instruments’ fair value at March 31, 2018:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Equity Securities	$4,990	$—	$—	$4,990

The following table presents these instruments’ fair value at December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Equity Securities	$5,452	$—	$—	$5,452

Transfers among levels, if any, are recorded as of the beginning of the reporting period. For each of the three months ended March 31, 2018 and 2017, there were no transfers between levels. In addition, the Company did not hold any Level 2 or Level 3 securities during these periods.

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Note 10—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	March 31, 2018	December 31, 2017
	(in thousands)
Leasehold Improvements	$6,832	$6,832
Furniture and Fixtures	1,191	1,190
Computer Hardware	687	686
Computer Software	333	333
Office Equipment	274	281
Total	9,317	9,322
Less: Accumulated Depreciation and Amortization	(3,313)	(3,063)
Total	$6,004	$6,259

Depreciation is included in general and administrative expense and totaled approximately $0.3 million for each of the three months ended March 31, 2018 and 2017, respectively.

Note 11—Related Party Transactions

For the three months ended March 31, 2018 and 2017, the Company earned $0.2 million and $0.1 million, respectively, in investment advisory fees from unconsolidated VIEs that receive investment management services from the Company.

The Company offers loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting. Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by shares and units held by the employee. As of March 31, 2018 and December 31, 2017, the Company had approximately $1.9 million and $1.4 million, respectively, of such loans outstanding.

The operating company, as investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. For each of the three months ended March 31, 2018 and 2017, the Company recognized $0.3 million of such expenses.

The operating company manages personal funds of certain of the Company’s employees, including the CEO, its two Presidents, and its Executive Vice President.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.2 million for both the three months ended March 31, 2018 and 2017.

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

During each of the three months ended March 31, 2018 and 2017, lease expenses were $0.5 million and are included in general and administrative expense. This lease expense includes expenses associated with the Company's office spaces in the U.K. and Australia. Lease expenses for each of the three months ended March 31, 2018 and 2017 were net of $0.1 million of sublease income.

Note 13—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. The Company's provision for income taxes reflects U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income. The Company's effective tax rate for the three months ended March 31, 2018 and 2017 was 11.1% and 11.9%, respectively. The effective tax rate includes a rate benefit attributable to the fact that approximately 73.9% and 74.7% of the operating company's earnings were not subject to corporate-level taxes for the three months ended March 31, 2018 and 2017, respectively. Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of March 31, 2018 and December 31, 2017, the Company had $5.2 million and $4.7 million in unrecognized tax benefits that, if recognized, would affect the provision for income taxes. As of March 31, 2018 and December 31, 2017, the Company had interest related to unrecognized tax benefits of $0.6 million and $0.5 million, respectively. As of March 31, 2018 and December 31, 2017, no penalty accruals were recorded.

As of March 31, 2018 and December 31, 2017, the net values of all deferred tax assets were approximately $38.3 million and $39.6 million, respectively. These deferred tax assets primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock. At March 31, 2018 and December 31, 2017, the Company did not have a valuation allowance recorded against its deferred tax assets.

Note 14—Subsequent Events

On April 19, 2018, the Company declared a quarterly dividend of $0.03 per share of its Class A common stock that will be paid on May 18, 2018 to holders of record on May 1, 2018.

On April 19, 2018, the Company announced that its Board of Directors approved an increase of $30 million in the aggregate amount authorized under the current share repurchase program to repurchase outstanding Class A common stock and

Pzena Investment Management, Inc.
Notes to Unaudited Consolidated Financial Statements (Continued)

Class B units. As of March 31, 2018, there was approximately $2.3 million remaining of the $20.0 million additional authorization announced by the Board of Directors on February 11, 2014. The Company intends to use available cash on hand to fund such purchases. The objective of the program is to minimize dilution from compensatory stock- and unit-related issuances.

The timing, number and value of common shares and units repurchased under the program will be determined by management, in its discretion. The Company has no obligation to repurchase any common shares or units under the authorization, and repurchase plan may be suspended, discontinued, or modified at any time, for any reason.

No other subsequent events necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At March 31, 2018, our assets under management, or AUM, was $37.7 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of March 31, 2018, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 25.9% and 74.1%, respectively, of the economic interests in the operations of our business.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Certain of our named executive officers and employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B units of our operating company. As of March 31, 2018, through direct and indirect interests, our five named executive officers; 40 other employee members; and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 49.4%, 5.1%, and 19.6% of the economic interests in our operating company, respectively.

Net Income

Diluted net income and diluted earnings per share were $14.2 million and $0.20, respectively, for the three months ended March 31, 2018, and $8.7 million and $0.12, respectively, for the three months ended March 31, 2017.

In evaluating our financial condition and results of operations, we also review non-GAAP measures of earnings, which are adjusted to exclude accounting adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent Class B unit conversions, as well as our tax receivable agreement and the associated liability to our selling and converting shareholders. No such adjustments were made to the GAAP results for the three months ended March 31, 2018 and 2017.

Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to changes in the valuation allowance recorded against the deferred tax asset and other discrete and permanently non-deductible items.  Our effective tax rate was 24.2% for the three months ended March 31, 2018, and 37.1% for the three months ended March 31, 2017.  See “Operating Results - Income Tax Expense” below.

Revenue

We generate revenue primarily from management fees and performance fees, which we collectively refer to as our advisory fees, by managing assets on behalf of our separately managed and sub-advised accounts, as well as our Pzena funds.  Our advisory fee income is primarily based on our AUM, as discussed below, and recognized over the period in which investment management services are provided.  In accordance with the Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), income from performance fees is recorded at the conclusion of the contractual performance period, when it is probable that significant reversal of the performance fee will not occur. Upon adoption of ASU No. 2014-09 on January 1, 2018, advisory fee income also includes fund expense cap reimbursements which are required to be presented net against revenue rather than as a component of general and administrative expense.

Our advisory fees are primarily driven by the level of our AUM.  Our AUM increases or decreases with the net inflows or outflows of funds into our various investment strategies and with the investment performance thereof.  In order to increase our AUM and expand our business, we must develop and market investment strategies that suit the investment needs of our target clients, and provide attractive returns over the long term.  The value and composition of our AUM, and our ability to continue to attract clients depends on a variety of factors as described in "Item 1 — Risk Factors — Risks Related to Our Business — Our primary source of revenue is derived from management fees, which are directly tied to the levels of our assets under management. Fluctuations in AUM therefore will directly impact our revenue" of our Annual Report on Form 10-K for the year ended December 31, 2017.

For our separately managed accounts, we are paid fees according to a schedule, which varies by investment strategy.  The substantial majority of these accounts pay us management fees pursuant to a schedule by which the rate we earn on the AUM declines as the amount of AUM increases.

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

Other (Expense)/ Income

Other (Expense)/ Income is derived primarily from investment income or loss arising from our consolidated subsidiaries, income or loss generated by our investments, and interest income generated on our cash balances.  Other (Expense)/ Income is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement, which was executed in connection with our reorganization and initial public offering on October 30, 2007.  As discussed further below under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our acquisitions of our operating company’s units from our selling and converting shareholders.  We expect the interest and investment components of Other (Expense)/ Income, in the aggregate, to fluctuate based on market conditions and the performance of our consolidated subsidiaries and other investments.

 Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees’ and outside investors’ direct and indirect interests in our operating company, we have reflected their membership interests as non-controlling interest in our consolidated financial statements.  As of March 31, 2018, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 25.9% and 74.1%, respectively, of the economic interests in the operations of the business. In addition, our operating company consolidates the results of operations of the private investment partnerships over which we exercise a controlling influence.  Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

Operating Results

Assets Under Management and Flows

As of March 31, 2018 and 2017, our AUM of approximately $37.7 billion and $32.0 billion, respectively, was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The assets under management and performance of our largest investment strategies as of March 31, 2018 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of March 31, 2018 and 2017:

	AUM at March 31,
Strategy	2018	2017
	(in billions)
U.S. Value Strategies
Large Cap Value	$10.5	$9.8
Mid Cap Value	2.9	2.6
Value	2.1	2.0
Small Cap Value	1.5	1.5
Other U.S. Strategies	0.2	0.1
Total U.S. Value Strategies	17.2	16.0

Global and Non-U.S. Value Strategies
Global Value	6.6	4.8
International Value	6.2	5.2
Emerging Markets Value	4.5	3.4
European Value	3.1	2.5
Other Non-U.S. Strategies	0.1	0.1
Total Global and Non-U.S. Value Strategies	20.5	16.0
Total	$37.7	$32.0

	AUM at March 31,
Account Domicile	2018	2017
	(in billions)
U.S.	$25.1	$22.2
Non-U.S.	12.6	9.8
Total	$37.7	$32.0

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to March 31, 2018, and in the five-year, three-year, and one-year periods ended March 31, 2018, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy.

	Period Ended March 31, 2018[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (July 2012)
Annualized Gross Returns	15.6%	13.5%	10.8%	12.9%
Annualized Net Returns	15.4%	13.3%	10.6%	12.8%
Russell 1000® Value Index	13.1%	10.8%	7.9%	7.0%
International Value (November 2008)
Annualized Gross Returns	11.5%	8.7%	7.1%	14.3%
Annualized Net Returns	11.2%	8.3%	6.8%	13.9%
MSCI EAFE® Index—Net/U.S.$[2]	8.3%	6.5%	5.6%	14.8%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.8%	13.4%	11.2%	13.0%
Annualized Net Returns	7.3%	13.0%	10.8%	12.6%

Russell 1000® Value Index	6.8%	10.8%	7.9%	7.0%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	4.0%	6.0%	11.7%	16.9%
Annualized Net Returns	3.2%	5.2%	10.9%	16.1%
MSCI® Emerging Markets Index—Net/U.S.$[2]	1.8%	5.0%	8.8%	24.9%
European Focused Value (August 2008)
Annualized Gross Returns	6.6%	8.9%	7.7%	17.8%
Annualized Net Returns	6.2%	8.5%	7.3%	17.4%
MSCI® Europe Index – Net/U.S.$[2]	2.9%	6.4%	4.8%	14.5%
Global Value (January 2010)
Annualized Gross Returns	9.7%	11.0%	9.1%	14.3%
Annualized Net Returns	9.3%	10.6%	8.7%	13.9%
MSCI® World Index – Net/U.S.$[2]	9.4%	9.7%	8.0%	13.6%
Global Focused Value (January 2004)
Annualized Gross Returns	6.3%	11.3%	9.2%	15.4%
Annualized Net Returns	5.6%	10.6%	8.5%	14.8%
MSCI® All Country World Index – Net/U.S.$[2]	7.2%	9.2%	8.1%	14.9%
Mid Cap Value (April 2014)
Annualized Gross Returns	10.2%	N/A	10.7%	9.0%
Annualized Net Returns	9.9%	N/A	10.4%	8.6%
Russell Mid Cap® Value Index	8.3%	N/A	7.2%	6.5%
Focused Value (January 1996)
Annualized Gross Returns	11.1%	13.3%	10.3%	11.1%
Annualized Net Returns	10.3%	12.7%	9.7%	10.6%
Russell 1000® Value Index	8.9%	10.8%	7.9%	7.0%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	13.9%	13.5%	10.5%	5.8%
Annualized Net Returns	12.7%	12.3%	9.4%	4.8%
Russell 2000® Value Index	9.9%	10.0%	7.9%	5.1%
International Focused Value (January 2004)
Annualized Gross Returns	7.2%	9.4%	8.5%	15.7%
Annualized Net Returns	6.3%	8.8%	7.9%	15.1%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	6.6%	5.9%	6.2%	16.5%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	13.2%	13.9%	11.0%	9.4%
Annualized Net Returns	12.4%	13.2%	10.4%	8.8%
Russell Mid Cap® Value Index	10.5%	11.1%	7.2%	6.5%

1	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

2	Net of applicable withholding taxes and presented in U.S. Dollars

Large Cap Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At March 31, 2018, the Large Cap Value strategy generated a one-year annualized gross return of 12.9%, outperforming its benchmark. The outperformance was primarily driven by our stock selection in the energy and producer durables sectors, as well as our stock selection and overexposure in the financial services sector.
International Value.  This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At March 31, 2018, the International Value strategy generated a one-year annualized gross return of 14.3%, underperforming its benchmark. This relative underperformance was primarily driven by our stock selection in the information technology sector, partially offset by our stock selection in the financial services sector.
Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At March 31, 2018, the Large Cap Focused Value strategy generated a one-year annualized gross return of 13.0%, outperforming its benchmark. The outperformance was driven primarily by our stock selection in the producer durables sector and our lack of exposure to the consumer staples sector.
Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At March 31, 2018, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of 16.9%, underperforming its benchmark. This underperformance was driven primarily by our stock selection in the information technology and financial services sectors, as well as the performance of certain Chinese stocks. This underperformance was partially offset by our stock selection in the industrials sector.
European Focused Value. This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At March 31, 2018, the European Focused Value strategy generated a one-year annualized gross return of 17.8%, outperforming its benchmark. This outperformance was primarily driven by our stock selection in the materials and consumer staples sectors, and the performance of certain German stocks.
Global Value.  This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At March 31, 2018, the Global Value strategy generated a one-year annualized gross return of 14.3%, outperforming its benchmark. This relative outperformance was broad based and primarily driven by our stock selection in the consumer staples ans financial services sectors, partially offset by our stock selection in the information technology sector.
Global Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At March 31, 2018, the Global Focused Value strategy generated a one-year annualized gross return of 15.4%, outperforming its benchmark.  The main contributors to this outperformance were our stock selection and overexposure in the financial services sector, our stock selection in the consumer staples sector, partially offset by our stock selection in the information technology sector.
Mid Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in April 2014. At March 31, 2018, the Mid Cap Value strategy generated a one-year annualized gross return of 9.0%, outperforming its benchmark. This outperformance was primarily driven by our stock selection in the financial services sector.
Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At March 31, 2018, the Focused Value strategy generated a one-year annualized gross return of 11.1%, outperforming its benchmark. This outperformance was driven primarily by our stock selection in the producer durables sector and our lack of exposure to the consumer staples sector.
Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At March 31, 2018, the Small Cap Focused Value strategy generated a one-year annualized gross return of 5.8%, outperforming its benchmark. This relative outperformance was driven primarily by our stock selection in the financial services sector, partially offset by our stock selection in the health care sector and our stock selection and overexposure in the technology sector.
International Focused Value. This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004. At March 31, 2018, the International Focused Value strategy generated a one-year annualized gross return of 15.7%, underperforming its benchmark. This underperformance was driven by our stock selection in the information technology sector, partially offset by our stock selection in the financial services sector and the performance of certain German stocks.
Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At March 31, 2018, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 9.4%, outperforming its benchmark.  Our stock selection in the financial services and producer durables sectors were the largest contributors to this outperformance.
Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

In 2017, we changed the classification of our AUM to better reflect the composition of our client base. We now group our assets into three categories: separately managed accounts, sub-advised accounts, and Pzena funds, which better illustrate the characteristics inherent in our client relationships. Historical data has been reclassified for all periods presented and did not impact reported totals of AUM.

The change in AUM in our separately managed accounts, sub-advised accounts and Pzena funds for the three months ended March 31, 2018 and 2017 is described below.  Inflows are composed of the investment of new or additional assets by new or existing clients.  Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended March 31,
	2018	2017

Separately Managed Accounts
Assets
Beginning of Period	$15.0	$12.5
Inflows	0.4	0.5
Outflows	(0.6)	(0.7)
Net Flows	(0.2)	(0.2)
Market Appreciation/(Depreciation)	(0.2)	0.7
End of Period	$14.6	$13.0

Sub-Advised Accounts
Assets
Beginning of Period Assets	$21.8	$16.3
Inflows	0.6	0.9
Outflows	(0.7)	(0.4)
Net Flows	(0.1)	0.5
Market Appreciation/(Depreciation)	(0.4)	0.8
End of Period	$21.3	$17.6

Pzena Funds
Assets
Beginning of Period	$1.7	$1.2
Inflows	0.1	0.1
Outflows	—	—
Net Flows	0.1	0.1
Market Appreciation/(Depreciation)	—	0.1
End of Period	$1.8	$1.4

Total
Assets
Beginning of Period	$38.5	$30.0
Inflows	1.1	1.5
Outflows	(1.3)	(1.1)
Net Flows	(0.2)	0.4
Market Appreciation/(Depreciation)	(0.6)	1.6
End of Period	$37.7	$32.0
 Three Months Ended March 31, 2018 and March 31, 2017

At March 31, 2018, we managed $14.6 billion in separately managed accounts, $21.3 billion in sub-advised accounts, and $1.8 billion in Pzena funds, for a total of $37.7 billion in assets under management.  For the three months ended March 31, 2018, we experienced total gross outflows of $1.3 billion and market depreciation of $0.6 billion, partially offset by total gross inflows of $1.1 billion.  Assets in separately managed accounts decreased by $0.4 billion, or 2.7%, from $15.0 billion at December 31, 2017, due to $0.6 billion in gross outflows and $0.2 billion in market depreciation, partially offset by $0.4 billion in gross inflows. Assets in sub-advised accounts decreased by $0.5 million, or 2.3%, from $21.8 billion at December 31, 2017, due to $0.7 billion in gross outflows and $0.4 billion in market depreciation, partially offset by $0.6 billion in gross inflows. Assets in Pzena funds accounts increased by $0.1 billion, or 5.9%, from $1.7 billion at December 31, 2017, due to $0.1 billion in gross inflows.

At March 31, 2017, we managed $13.0 billion in separately managed accounts, $17.6 billion in sub-advised accounts, and $1.4 billion in Pzena funds, for a total of $32.0 billion in assets under management. For the three months ended March 31, 2017, we experienced market appreciation of $1.6 billion and total gross inflows of $1.5 billion, partially offset by total gross outflows of $1.1 billion. Assets in separately managed accounts increased by $0.5 billion, or 4.0%, from $12.5 billion at December 31, 2016, due to $0.7 billion in market appreciation and $0.5 billion in gross inflows, partially offset by $0.7 billion in gross outflows. Assets in sub-advised accounts increased by $1.3 million, or 8.0%, from $16.3 billion at December 31, 2016, due to $0.9 billion in gross inflows and $0.8 billion in market appreciation, partially offset by $0.4 billion in gross outflows. Assets in Pzena funds increased by $0.2 billion, or 16.7%, from $1.2 billion at December 31, 2016, due to $0.1 billion in market appreciation and $0.1 billion in gross inflows.

Revenue

Our revenue from advisory fees earned on our separately managed accounts, sub-advised accounts, and Pzena funds for the three months ended March 31, 2018 and 2017 is described below:

	For the Three Months Ended March 31,
Revenue	2018	2017
	(in thousands)
Separately Managed Accounts	$20,082	$17,640
Sub-Advised Accounts	16,451	12,233
Pzena Funds	2,719	2,171
Total	$39,252	$32,044

Three Months Ended March 31, 2018 and March 31, 2017

Our total revenue increased by $7.2 million, or 22.5%, to $39.3 million for the three months ended March 31, 2018, from $32.0 million for the three months ended March 31, 2017. This change was driven primarily by an increase in our average AUM due to market appreciation and net inflows. Average AUM increased 24.0% to $38.8 billion from $31.3 billion for the three months ended March 31, 2018 and 2017, respectively.  We recognized $0.9 million in performance fees during the three months ended March 31, 2018, compared to $0.3 million in performance fees recognized during the three months ended March 31, 2017.

Our weighted average fee rates were 0.405% and 0.410% for the three months ended March 31, 2018 and 2017, respectively.

Average assets in separately managed accounts increased $2.1 billion to $15.0 billion for the three months ended March 31, 2018, from $12.9 billion for the three months ended March 31, 2017, and had weighted average fee rates of 0.534% and 0.549% for the three months ended March 31, 2018 and 2017, respectively.  The decrease in separately managed accounts weighted average fee rate reflects a decrease in assets in our Focused Value strategies that generally carry higher fee rates.

Average assets in sub-advised accounts increased $4.9 billion to $22.0 billion for the three months ended March 31, 2018, from $17.1 billion for the three months ended March 31, 2017, and had weighted average fee rates of 0.300% and 0.286% for the three months ended March 31, 2018 and 2017, respectively.  The increase in sub-advised weighted average fee rate primarily reflects an increase in performance fees recognized during the three months ended March 31, 2018.

Average assets in Pzena funds increased $0.5 billion to $1.8 billion for the three months ended March 31, 2018, from $1.3 billion for the three months ended March 31, 2017, and had weighted average fee rates of 0.599% and 0.660% for the three months ended March 31, 2018 and 2017, respectively.  The decrease in Pzena funds weighted average fee rate reflects the adoption of the new revenue recognition standard, which requires fund expense cap reimbursements to be presented net against revenue. The Company adopted the new revenue recognition standard as of January 1, 2018 using a modified retrospective approach, and thus prior periods have not been restated. Excluding the impact of the revenue recognition presentation change, the weighted average fee rate for Pzena funds was 0.660% for the three months ended March 31, 2018.

Expenses

Our operating expenses are driven primarily by our compensation and benefits costs.  The table below describes the components of our operating expenses for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash Compensation and Other Benefits	$13,714	$12,951
Other Non-Cash Compensation	2,460	2,671
Total Compensation and Benefits Expense	16,174	15,622
General and Administrative Expense	3,155	3,325
Total Operating Expenses	$19,329	$18,947

Three Months Ended March 31, 2018 and March 31, 2017

Total operating expenses increased by $0.4 million, or 2.0%, to $19.3 million for the three months ended March 31, 2018, from $18.9 million for the three months ended March 31, 2017.  This increase reflects an increase in compensation and benefits expense, partially offset by a decrease in general and administrative expense.

Compensation and benefits expense increased by approximately $0.6 million, or 3.5%, to $16.2 million for the three months ended March 31, 2018, from $15.6 million for the three months ended March 31, 2017.  This increase reflects an increase in compensation rates.

General and administrative expense was $3.2 million for the three months ended March 31, 2018, decreasing from $3.3 million for the three months ended March 31, 2017. This decrease reflects the change in presentation of fund expense cap reimbursements associated with the adoption of the new revenue recognition standard, as well as fluctuations in other business activities.

Other (Expense)/ Income

Three Months Ended March 31, 2018 and March 31, 2017

Other (Expense)/ Income was an expense of $0.1 million for the three months ended March 31, 2018, and consisted primarily of $0.2 million in expense related to net realized and unrealized losses from investments and equity in the losses of affiliates, partially offset by $0.1 million in interest income. Other (Expense)/ Income was income of $1.4 million for the three months ended March 31, 2017, and consisted primarily of $0.8 million in net realized and unrealized gains from investments, $0.4 million in equity in the earnings of affiliates, and $0.1 million in dividend income.

Income Tax Expense

For the three months ended March 31, 2018 and 2017, components of our income tax expense are as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Unincorporated and Other Business Tax Expenses	$738	$628
Corporate Tax Expense	1,469	1,098
Total Income Tax Expense	$2,207	$1,726

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. The Company's provision for income taxes reflects its U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income. The effective tax rate includes a rate benefit attributable to the fact that approximately 73.9% and 74.7% of the operating company's earnings were not subject to corporate-level taxes for the three months ended March 31, 2018 and 2017, respectively. Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanently non-deductible items. These factors are expected to continue to impact the effective tax rate for future years, although as the Company's economic interest in the operating company increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes. The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of the Company's Class A common stock between grant date and vesting date.

Excluding discrete and permanently non-deductible items, such as the net income attributable to non-controlling interest, the Company's effective tax rate was 24.2% for the three months ended March 31, 2018, and 37.1% for the three months ended March 31, 2017.

Three Months Ended March 31, 2018 and March 31, 2017

Income Tax Expense was $2.2 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively.  Income tax expense for the three months ended March 31, 2018 consisted of $0.7 million in operating company unincorporated and other business taxes and $1.5 million of corporate income taxes. Income tax expense for the three months ended March 31, 2017 consisted of $0.6 million in operating company unincorporated and other business taxes and $1.1 million of corporate income taxes. The increase in income tax expense reflects an increase in income before income taxes, partially offset by a decrease in the effective tax rate as a result of Tax Cuts and Jobs Act enacted in the fourth quarter of 2017.

Net Income Attributable to Non-Controlling Interests

Three Months Ended March 31, 2018 and March 31, 2017

Net income attributable to non-controlling interests was $14.1 million for the three months ended March 31, 2018, and consisted of $14.1 million associated with our employees’ and outside investors’ approximately 73.9% weighted average interest in the income of the operating company and less than $0.1 million associated with the non-controlling interest in the income of our consolidated subsidiaries.  Net income attributable to non-controlling interests was $10.4 million for the three months ended March 31, 2017, and consisted of $10.1 million associated with our employees’ and outside investors’ approximately 74.7% weighted average interest in the income of the operating company and $0.3 million associated with non-controlling interest in the income of our consolidated subsidiaries.  The change in net income attributable to non-controlling interests primarily reflects the increase in net income for the three months ended March 31, 2018, partially offset by the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended March 31, 2018, our average AUM and revenues increased by 24.0% and 22.5%, respectively, compared to our average AUM and revenues for the three months ended March 31, 2017. At March 31, 2018, cash was $27.3 million, inclusive of $4.9 million in cash held by our consolidated subsidiaries.  Advisory fees receivable was $37.7 million. We also had approximately $11.4 million in investments set aside to satisfy our obligations under our deferred compensation programs.

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

On an annual basis, our Board of Directors targets a cash dividend payout ratio of approximately 60% to 70% of our non-GAAP diluted net income, subject to growth initiatives and other funding needs.  Our ability to pay dividends is subject to the Board of Directors’ discretion and may be limited by our holding company structure and applicable provisions of Delaware law.

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

Cash Flows

 Three Months Ended March 31, 2018 and March 31, 2017

Cash and restricted cash decreased $36.1 million to $28.4 million during the three months ended March 31, 2018 compared to a $23.3 million decrease in cash to $23.9 million during the three months ended March 31, 2017.  Net cash provided by operating activities was $5.0 million during the three months ended March 31, 2018, compared to $0.4 million used by operating activities during the three months ended March 31, 2017.  The increase in cash provided was primarily due to an increase in net income and changes in operating assets and liabilities, and working capital.

Net cash used in investing activities was $0.6 million for both the three months ended March 31, 2018 and 2017. Net cash used in investing activities for the three months ended March 31, 2018 was relatively flat as compared to the three months ended March 31, 2017 due to an increase in payments to related parties, which was offset by an increase in net sales of investments.

Net cash used in financing activities increased $18.2 million for the three months ended March 31, 2018 to $40.5 million from $22.3 million for the three months ended March 31, 2017. The increase in cash used is primarily due to a $12.4 million increase in net distributions from non-controlling interests, a $3.1 million increase in the repurchase and retirement of shares of Class A common stock and Class B units, and a $2.7 million increase in dividends paid during the three months ended March 31, 2018.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), requires management to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources.  We evaluate our estimates on an ongoing basis. Actual results may materially differ from these estimates under different assumptions or conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the clients for which we act as sub-investment adviser.

Our revenue for the three months ended March 31, 2018 and 2017 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

The value of our AUM was $37.7 billion as of March 31, 2018. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our investment strategies, products, and client relationships, would cause an annualized increase or decrease in our revenues of approximately $14.9 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fees of 0.396%. There are differences in our fee rates across distribution channels, investment strategies and the size of client relationships. As such, a change in the composition of our AUM, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted average fee rates and thus different impact to revenues on the same 10% increase or decrease in the value of our AUM.

We are also subject to market risk due to a decline in the value of the our holdings and the holdings of our consolidated subsidiaries, which, as of March 31, 2018, consist primarily of marketable securities and investments in equity method investees.  At March 31, 2018, the value of our assets subject to market risk was $21.1 million. At March 31, 2018, none of our liabilities subject to market risk. Assuming a 10% increase or decrease, the fair value of these assets would have increased or decreased by $2.1 million at March 31, 2018.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. Dollar. Movements in the rate of exchange between the U.S. Dollar and the underlying foreign currency affect the values of assets held in accounts that we manage, thereby affecting the amount of revenues we earn. The value of our AUM was $37.7 billion as of March 31, 2018 and approximately 37% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 44% of our assets under management were invested in securities denominated in currencies other than the U.S. Dollar. To the extent our assets under management are denominated in currencies other than the U.S. Dollar, the value of those assets under management will decrease with an increase in the value of the U.S. Dollar, or increase with a decrease in the value of the U.S. Dollar. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we do not hedge an investment portfolio’s exposure to a non-U.S. currency.

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming that 44% of our assets under management is invested in securities denominated in currencies other than the U.S. Dollar, a 10% increase or decrease in the value of the U.S. Dollar would decrease or increase the fair value of our assets under management by $1.8 billion, which would cause an annualized increase or decrease in revenues of approximately $7.1 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fees of 0.396%.

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

Interest Rate Risk

As of March 31, 2018, our $27.3 million in cash was primarily held in demand deposit accounts. As such, interest rate changes would not have a material impact on the income we earn from these deposits. Since the Company does not have any debt that bears interest at a variable rate, it did not have any direct exposure to interest rate risk at March 31, 2018.

Item 4.   Controls and Procedures.

During the course of the review of our consolidated financial statements as of March 31, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended March 31, 2018.

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
				(in millions)
January 1, 2018 - January 31, 2018	50,180	$10.85	50,180	$5.0
February 1, 2018 - February 28, 2018	118,179	10.82	118,179	3.7
March 1, 2018 - March 31, 2018	124,771	11.06	124,771	2.3
Total	293,130	$10.92	293,130	$2.3

1
Our share repurchase program was announced on April 24, 2012. The Board of Directors authorized us to repurchase an aggregate of $10 million of our outstanding Class A common stock and the operating company's Class B units on the open market and in private transactions in accordance with applicable securities laws. In February 2014, the Company announced an increase of $20 million in the aggregate amount authorized under the repurchase program. On April 19, 2018, the Company announced an additional increase of $30 million in the aggregate amount authorized under the current program to repurchase Class A common stock and Class B units. The timing, number and value of common shares and units repurchased are subject to the Company’s discretion. The Company’s share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, for any reason.

2
The dollar amount in the column entitled "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs," reflects the remainder of the program and also reflects the repurchase of 3,870 of the operating company's Class B units during January 2018 for an average price of $10.67 per unit. Class B units are repurchased at fair value determined by reference to our Class A common stock on the date of the transaction, because Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis.

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
101
Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2018

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
	Name:	Richard S. Pzena
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ JESSICA R. DORAN
	Name:	Jessica R. Doran
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)