Form 10-Q
period 2018-06-30
Pzena Investment Management, Inc.
filed 2018-08-06
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 3, 2018, there were 17,471,959 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of August 3, 2018, there were 51,978,703 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.

FORM 10-Q

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc.as of June 30, 2018 (unaudited) and December 31, 2017	1

	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2018 and 2017	2

	Consolidated Statements of Comprehensive Income (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2018 and 2017	3

	Consolidated Statement of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Six Months Ended June 30, 2018 and 2017	4

	Consolidated Statements of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2018 and 2017	5

	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

	PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	41

SIGNATURES		43

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash ($3,397 and $3,717)[1]	$52,541	$63,414
Restricted Cash	1,024	1,017
Due from Broker ($683 and $1,485)[1]	698	1,875
Advisory Fees Receivable	33,651	32,531
Investments in Marketable Securities, at Fair Value ($3,118 and $3,589)[1]	4,860	5,452
Equity Method Investments ($442 and $338)[1]	16,035	16,285
Receivable from Related Parties	2,110	1,453
Other Receivables ($21 and $15)[1]	197	132
Prepaid Expenses and Other Assets	957	990
Deferred Tax Asset	36,955	39,639
Property and Equipment, Net of Accumulated Depreciation of $3,559 and $3,063, respectively	5,789	6,259
TOTAL ASSETS	$154,817	$169,047
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses ($13 and $14)[1]	$22,910	$31,983
Due to Broker ($295 and $0)[1]	475	144
Liability to Selling and Converting Shareholders	36,441	36,441
Deferred Compensation Liability	2,347	918
Other Liabilities	289	272
TOTAL LIABILITIES	62,462	69,758
Commitments and Contingencies (see Note 12)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 17,581,084 and 18,096,554 Shares Issued and Outstanding in 2018 and 2017, respectively)	175	180
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 51,929,948 and 50,709,673 Shares Issued and Outstanding in 2018 and 2017, respectively)	—	—
Additional Paid-In Capital	4,673	7,915
Retained Earnings	23,117	24,214
Accumulated Other Comprehensive Loss	11	(5)
Total Pzena Investment Management, Inc.'s Equity	27,976	32,304
Non-Controlling Interests	64,379	66,985
TOTAL EQUITY	92,355	99,289
TOTAL LIABILITIES AND EQUITY	$154,817	$169,047

1

Asset and liability amounts in parentheses represent the aggregated balances at June 30, 2018 and December 31, 2017 attributable to Pzena International Value Service (a series of Pzena Investment Management, LLC), Pzena Investment Management Special Situations, LLC, and Pzena U.S. Best Ideas (GP), LLC, which were variable interest entities as of June 30, 2018 and December 31, 2017, respectively. Aggregated balances of variable interest entities at June 30, 2018 also reflect Pzena Global Best Ideas (GP), LLC.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE	$38,348	$34,113	$77,600	$66,157
EXPENSES
Compensation and Benefits Expense	15,224	14,296	31,398	29,918
General and Administrative Expense	3,379	3,198	6,534	6,523
Total Operating Expenses	18,603	17,494	37,932	36,441
Operating Income	19,745	16,619	39,668	29,716
OTHER (EXPENSE)/ INCOME
Interest Income	86	14	148	30
Dividend Income	39	109	75	201
Net Realized and Unrealized (Losses)/ Gains from Investments	(179)	297	(213)	1,093
Equity in (Losses)/ Earnings of Affiliates	(148)	220	(277)	655
Other (Expense)/ Income	(10)	103	5	119
Total Other (Expense)/ Income	(212)	743	(262)	2,098
Income Before Income Taxes	19,533	17,362	39,406	31,814
Income Tax Expense	2,176	2,241	4,383	3,967
Net Income	17,357	15,121	35,023	27,847
Less: Net Income Attributable to Non-Controlling Interests	13,885	12,492	28,028	22,882
Net Income Attributable to Pzena Investment Management, Inc.	$3,472	$2,629	$6,995	$4,965

Net Income for Basic Earnings per Share	$3,472	$2,629	$6,995	$4,965
Basic Earnings per Share	$0.20	$0.15	$0.39	$0.29
Basic Weighted Average Shares Outstanding[1]	17,759,396	17,314,218	17,886,675	17,337,556

Net Income for Diluted Earnings per Share	$14,020	$10,458	$28,248	$19,190
Diluted Earnings per Share	$0.20	$0.15	$0.39	$0.27
Diluted Weighted Average Shares Outstanding[1]	71,773,989	70,661,596	72,045,221	70,777,295

Cash Dividends per Share of Class A Common Stock	$0.03	$0.03	$0.45	$0.31

[1]

The Company issues restricted shares of Class A common stock and restricted Class B units that have non-forfeitable dividend rights.  Under the "two-class method," these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME	$17,357	$15,121	$35,023	$27,847
OTHER COMPREHENSIVE (LOSS)/ GAIN
Foreign Currency Translation Adjustment	(131)	44	(63)	56
Total Other Comprehensive (Loss)/ Gain	(131)	44	(63)	56
Comprehensive Income	17,226	15,165	34,960	27,903
Less: Comprehensive Income Attributable to Non-Controlling Interests	13,720	12,525	27,949	22,924
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$3,506	$2,640	$7,011	$4,979

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2017	18,096,554	50,709,673	$180	$7,915	$(5)	$24,214	$66,985	$99,289
Amortization of Non-Cash Compensation	10,000	26,178	—	651	—	—	1,830	2,481
Issuance of Shares under Equity Incentive Plan	—	300,931	—	1,096	—	—	3,095	4,191
Sale of Shares under Equity Incentive Plan	—	897,036	—	1,341	—	—	3,847	5,188
Directors' Share Grants	—	—	—	90	—	—	257	347
Net Income	—	—	—	—	—	6,995	28,028	35,023
Foreign Currency Translation Adjustments	—	—	—	—	16	—	(79)	(63)
Repurchase and Retirement of Class A Common Stock	(525,470)	—	(5)	(5,477)	—	—	—	(5,482)
Repurchase and Retirement of Class B Units	—	(3,870)	—	(11)	—	—	(30)	(41)
Class A Cash Dividends Declared and Paid ($0.45 per share)	—	—	—	—	—	(8,092)	—	(8,092)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	31	31
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(40,517)	(40,517)
Other	—	—	—	(932)	—	—	932	—
Balance at June 30, 2018	17,581,084	51,929,948	$175	$4,673	$11	$23,117	$64,379	$92,355

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2015	17,340,090	50,461,598	$173	$5,996	$(25)	$22,349	$52,841	$81,334
Adjustment for the Cumulative Effect of Applying ASU 2016-09	—	—	—	—	—	1,377	—	1,377
Adjusted Balance at January 1, 2016	17,340,090	50,461,598	173	5,996	(25)	23,726	52,841	82,711
Amortization of Non-Cash Compensation	24,934	16,671	—	588	—	—	1,710	2,298
Issuance of Shares under Equity Incentive Plan	—	620,543	—	1,118	—	—	3,295	4,413
Sale of Shares under Equity Incentive Plan	—	13,677	—	20	—	—	60	80
Directors' Share Grants	—	—	—	71	—	—	211	282
Net Income	—	—	—	—	—	4,965	22,882	27,847
Foreign Currency Translation Adjustments	—	—	—	—	14	—	42	56
Repurchase and Retirement of Class A Common Stock	(79,717)	—	(1)	(707)	—	—	—	(708)
Repurchase and Retirement of Class B Units	—	(2,897)	—	(10)	—	—	(29)	(39)
Class A Cash Dividends Declared and Paid ($0.31 per share)	—	—	—	—	—	(5,383)	—	(5,383)
Contributions from Non- Controlling Interests	—	—	—	—	—	—	3,639	3,639
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(28,789)	(28,789)
Other	—	—	—	(281)	—	—	281	—
Balance at June 30, 2017	17,285,307	51,109,592	$172	$6,795	$(11)	$23,308	$56,143	$86,407

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
OPERATING ACTIVITIES
Net Income	$17,357	$15,121	$35,023	$27,847
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	246	249	501	501
Loss on Disposal of Fixed Assets	—	—	—	6
Non-Cash Compensation	2,368	2,260	4,828	4,931
Directors' Share Grants	102	101	347	282
Net Realized and Unrealized Losses/ (Gains) from Investments	179	(297)	213	(1,093)
Equity in Losses/ (Earnings) of Affiliates	148	(220)	277	(655)
Foreign Currency Translation Adjustments	(131)	44	(63)	56
Deferred Income Taxes	1,339	1,563	2,683	2,656
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	4,038	(619)	(1,120)	(3,398)
Due from Broker	736	(383)	1,197	57
Prepaid Expenses and Other Assets	103	264	(32)	82
Due to Broker	(690)	(27)	331	591
Accounts Payable, Accrued Expenses, and Other Liabilities	8,033	6,823	(5,782)	(5,986)
Purchases of Equity Securities and Securities Sold Short	(5,956)	(11,499)	(12,561)	(25,191)
Proceeds from Equity Securities and Securities Sold Short	5,933	10,786	12,972	23,081
Net Cash Provided by Operating Activities	33,805	24,166	38,814	23,767
INVESTING ACTIVITIES
Purchases of Investments	(219)	(249)	(437)	(485)
Proceeds from Sale of Investments	93	242	358	329
Payments to Related Parties	(57)	(43)	(657)	(477)
Purchases of Property and Equipment	(31)	(23)	(31)	(45)
Net Cash Used in Investing Activities	(214)	(73)	(767)	(678)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(2,279)	(631)	(5,482)	(708)
Repurchase and Retirement of Class B Units	—	—	(41)	(39)
Sale of Shares under Equity Incentive Plan	5,184	55	5,188	80
Distributions to Non-Controlling Interests	(10,798)	(9,039)	(40,517)	(28,789)
Contributions from Non-Controlling Interests	31	1,212	31	3,639
Dividends	(532)	(521)	(8,092)	(5,383)
Net Cash Used in Financing Activities	(8,394)	(8,924)	(48,913)	(31,200)
NET CHANGE IN CASH AND RESTRICTED CASH	$25,197	$15,169	$(10,866)	$(8,111)
CASH AND RESTRICTED CASH - Beginning of Period	$28,368	$23,878	$64,431	$47,158
Net Change in Cash and Restricted Cash	25,197	15,169	(10,866)	(8,111)
CASH AND RESTRICTED CASH - End of Period	$53,565	$39,047	$53,565	$39,047
Supplementary Cash Flow Information:
Issuances of Shares under Equity Incentive Plan	$—	$—	$4,191	$4,413
Income Taxes Paid	$—	$130	$415	$544

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

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of June 30, 2018, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company, through its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of June 30, 2018:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	June 30, 2018
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena U.S. Best Ideas (GP), LLC	Delaware Limited Liability Company (11/16/2017)	100.0%
Pzena Global Best Ideas (GP), LLC	Delaware Limited Liability Company (2/15/2018)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena International Value Service, a series of Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	53.1%

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

During 2014, the Company provided the initial cash investment for three Pzena mutual funds in an effort to generate an investment performance track record to attract third-party investors. During 2016, the Company provided the initial cash investment for the launch of a fourth Pzena mutual fund: the Pzena Small Cap Value Fund.  Due to their series fund structure, registration, and compliance with the requirements of the Investment Company Act of 1940, these funds are analyzed for consolidation under the voting interest model.  As a result of the Company's initial interests, it consolidated the Pzena Mid Cap Value Fund, Pzena Long/Short Value Fund, Pzena Emerging Markets Value Fund, and Pzena Small Cap Value Fund.  On July 11, 2016, due to additional subscriptions into the Pzena Small Cap Value Fund, the Company's ownership decreased to 36.1%.  On November 9, 2017 and December 21, 2017, due to additional subscriptions into the Pzena Mid Cap Value Fund and Pzena Long/Short Value Fund, respectively, the Company's ownership decreased to 41.7% and 35.5%, respectively. As the Company was no longer deemed to control the funds, the Company deconsolidated the entities, removed the related assets, liabilities and non-controlling interest from its balance sheet and classified the Company's remaining investments as equity method investments.

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC.  The operating company is considered the primary beneficiary of this entity.  At June 30, 2018, Pzena International Value Service’s $3.2 million in net assets was included in the Company’s consolidated statements of financial condition.

These consolidated investment partnerships are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these investment partnerships pursuant to U.S. GAAP.

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company.  The total net assets of these VIEs was approximately $200.4 million and $165.5 million at June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018 and December 31, 2017, in order to satisfy certain of the Company's obligations under its deferred compensation programs, the operating company had $3.0 million in investments in certain of these firm-sponsored vehicles, for which the Company was not deemed to be the primary beneficiary.  The Company's exposure to risk in the non-consolidated VIEs is generally limited to any equity investment and any uncollected management fees. As of June 30, 2018 and December 31, 2017, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $3.3 million and $3.2 million, respectively.

Pzena Investment Management, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Accounting Pronouncements Adopted in 2018:

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The Company completed its overall assessment of its revenue streams and review of related contracts potentially affected by the new standard, including base management fees, performance fees, and fulcrum fee arrangements. Based on this assessment, the Company concluded that ASU No. 2014-09 did not change the method in which the Company currently recognizes revenue. The Company also completed its evaluation of certain costs related to revenue streams to determine whether such costs should be presented as expenses or contra-revenue. Based on its evaluation, the Company concluded that the classification of fund expense cap reimbursements should change upon adoption. The Company adopted ASU No. 2014-09 as of January 1, 2018 using a modified retrospective approach. The adoption of the new standard requires the Company to present fund expense cap reimbursements net against Revenue. Prior to adoption, these expense cap reimbursements were presented as a component of General and Administrative Expense. These classification changes resulted in immaterial changes to both revenue and expense. In accordance with the historic method of accounting under ASC Topic 605, Revenue and General and Administrative Expenses would have been higher by $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively.  As the implementation of the new standard did not impact the measurement or recognition of revenue, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the fund expense cap reimbursement reclassifications noted above. The Company has included additional disclosures associated with the disaggregation of revenue and performance obligations.

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

Revenue from advisory fees is disaggregated into categories based on the composition of the Company's client base and advisory fee structure for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue	2018	2017	2018	2017
	(in thousands)
Separately Managed Accounts
Asset-Based Fees	$19,160	$18,607	$39,242	$36,186
Performance-Based Fees	—	—	—	61
Total Separately Managed Fees	19,160	18,607	39,242	36,247

Sub-Advised Accounts
Asset-Based Fees	$15,347	$12,746	$30,912	$24,827
Decrease in Asset-Based Fees	—	(15)	—	(71)
Performance-Based Fees	909	401	1,795	609
Total Sub-Advised Fees	16,256	13,132	32,707	25,365

Pzena Funds
Asset-Based Fees	$3,175	$2,374	$6,161	$4,545
Expense Cap Reimbursements	(243)	—	(522)	—
Performance-Based Fees	—	—	12	—
Total Pzena Funds Fees	2,932	2,374	5,651	4,545
Total	$38,348	$34,113	$77,600	$66,157

Cash:

At June 30, 2018 and December 31, 2017, Cash was $52.5 million and $63.4 million, respectively.   The Company maintains its cash in bank deposits and other accounts whose balances often exceed federally insured limits. Cash is stated at cost, which approximates fair value.

Interest on cash is recorded as Interest Income on an accrual basis in the consolidated statements of operations.

Pzena Investment Management, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Restricted Cash:

At both June 30, 2018 and December 31, 2017, the Company had $1.0 million of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition. These balances reflect a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.

The following table reconciles cash and restricted cash per the consolidated statements of cash flows to the consolidated statements of financial condition.

Cash and Restricted Cash	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017	March 31, 2017	December 31, 2016
	(in thousands)
Cash	$52,541	$27,347	$63,414	$34,749	$20,047	$43,522
Restricted Cash	1,024	1,021	1,017	4,298	3,831	3,636
Total	$53,565	$28,368	$64,431	$39,047	$23,878	$47,158

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

Investments in equity method investees

The Company accounted for its investments in certain private investment partnerships in which the Company has non-controlling interests and exercises significant influence, using the equity method.  These investments are included in Investments in the Company's consolidated statements of financial condition.  The carrying value of these investments are recorded at the amount of capital reported by the private investment partnership or mutual fund.  The capital account for each entity reflects any contributions paid to, distributions received from, and equity earnings of, the relevant entity.  The earnings of these investments are recognized as in Equity in (Losses)/ Earnings of Affiliates in the consolidated statements of operations.

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any.  During the three and six months ended June 30, 2018 and 2017, no impairment losses were recognized.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions.  For both the three and six months ended June 30, 2018, approximately 12.1% of the Company's advisory fees were generated from advisory agreements with one client relationship. For both the three and six months ended June 30, 2017 approximately 11.1% of the Company's advisory fees were generated from advisory agreements with one client relationship.  At June 30, 2018 and December 31, 2017, there was no allowance for doubtful accounts.

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

Pzena Investment Management, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

The Company and its consolidated subsidiaries account for all U.S. federal, state, local, and U.K. taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  At June 30, 2018 and December 31, 2017, the Company did not have a valuation allowance recorded against its deferred tax assets.

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

Foreign Currency:

The functional currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  A charge or credit is recorded to other comprehensive (loss)/ income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary.  Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations.  For both the three and six months ended June 30, 2018, the Company recorded $0.1 million of other comprehensive loss associated with foreign currency translation adjustments. For the

Pzena Investment Management, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

three and six months ended June 30, 2017, the Company recorded less than $0.1 million and $0.1 million, respectively, of other comprehensive income associated with foreign currency translation adjustments.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This amended standard was written to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosure. Accounting guidance for lessors is largely unchanged. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2018 and requires a modified retrospective approach to adoption. The Company is currently evaluating the impact of adoption on its consolidated financial statements. The standard is expected to result in an increase in total assets and total liabilities but will not have a significant impact on the consolidated statement of operations.

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cash Compensation and Other Benefits	$12,856	$12,036	$26,570	$24,987
Non-Cash Compensation	2,368	2,260	4,828	4,931
Total Compensation and Benefits Expense	$15,224	$14,296	$31,398	$29,918

Pzena Investment Management, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  No new non-cash compensation awards were issued during the three months ended June 30, 2018 and 2017.  Details of non-cash compensation awards granted during the six months ended June 30, 2018 and 2017 are as follows:

	For the Six Months Ended June 30,
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

Pursuant to the 2006 Equity Incentive Plan, the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  The operating company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan.  These Delayed Exchange Class B units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant.  These Delayed Exchange Class B units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company.  The operating company also issues phantom Delayed Exchange Class B units and options to purchase Delayed Exchange Class B units. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock and contingently vesting options to acquire shares of Class A common stock.  During each of the three and six months ended June 30, 2018 and 2017, no contingently vesting options vested.  During the three months ended June 30, 2018 and 2017, 896,489 and 9,789 Delayed Exchange Class B units were issued to certain employee members, respectively, for approximately $5.2 million and $0.1 million in cash, respectively.  During the six months ended June 30, 2018 and 2017, 897,036 and 13,677 Delayed Exchange Class B units were issued to certain employee members, respectively, for approximately $5.2 million and $0.1 million in cash, respectively.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess.  These deferred amounts

Pzena Investment Management, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

may be invested, at the employee’s discretion, in certain investment options designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period.  As of June 30, 2018 and December 31, 2017, the liability associated with all deferred compensation investment accounts was $2.3 million and $0.9 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of their compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of June 30, 2018 and December 31, 2017, there were 385,131 and 336,016 phantom shares of Class A common stock outstanding, respectively.  For the three and six months ended June 30, 2018 and 2017, no distributions were made under the Director Plan.

As of June 30, 2018 and December 31, 2017, the Company had approximately $30.2 million and $32.6 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, option grants, Delayed Exchange Class B units, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and contingently vesting option grants issued under the 2007 Equity Incentive Plan.  The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For the three and six months ended June 30, 2018, the expense recognized in connection with this plan was $0.1 million and $0.9 million, respectively.  For the three and six months ended June 30, 2017, the expense recognized in connection with this plan was $0.1 million and $0.8 million, respectively.

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

Pzena Investment Management, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2018 and 2017, the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$3,472	$2,629	$6,995	$4,963
Participating Shares of Restricted Class A Common Stock	—	—	—	2
Total Net Income for Basic Earnings per Share	$3,472	$2,629	$6,995	$4,965
Basic Weighted-Average Shares Outstanding	17,759,396	17,314,218	17,886,675	17,332,193
Add: Participating Shares of Restricted Class A Common Stock[1]	—	—	—	5,363
Total Basic Weighted-Average Shares Outstanding	17,759,396	17,314,218	17,886,675	17,337,556
Basic Earnings per Share	$0.20	$0.15	$0.39	$0.29

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

For the three and six months ended June 30, 2018 and 2017, the Company’s diluted net income was determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$13,918	$12,385	$28,031	$22,505
Less: Assumed Corporate Income Taxes	3,370	4,556	6,778	8,280
Assumed After-Tax Income of Pzena Investment Management, LLC	10,548	7,829	21,253	14,225
Net Income of Pzena Investment Management, Inc.	3,472	2,629	6,995	4,965
Diluted Net Income	$14,020	$10,458	$28,248	$19,190

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

Pzena Investment Management, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2018 and 2017, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$14,010	$10,449	$28,228	$19,171
Participating Shares of Restricted Class A Common Stock	—	—	—	2
Participating Class B Units	10	9	20	17
Total Diluted Net Income Attributable to Shareholders	$14,020	$10,458	$28,248	$19,190

Total Basic Weighted-Average Shares Outstanding	17,759,396	17,314,218	17,886,675	17,337,556
Dilutive Effect of Class B Units	51,639,548	51,103,321	51,337,937	51,100,305
Dilutive Effect of Options[1]	844,954	328,695	1,241,012	420,878
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	1,425,054	1,785,487	1,468,888	1,785,783
Dilutive Effect of Restricted Shares of Class A Common Stock[2]	56,437	64,989	62,109	67,887
Dilutive Weighted-Average Shares Outstanding	71,725,389	70,596,710	71,996,621	70,712,409
Add: Participating Class B Units[3]	48,600	64,886	48,600	64,886
Total Dilutive Weighted-Average Shares Outstanding	71,773,989	70,661,596	72,045,221	70,777,295
Diluted Earnings per Share	$0.20	$0.15	$0.39	$0.27

1	Represents the dilutive effect of options to purchase operating company Class B units and Company Class A common stock.
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

Approximately 0.1 million options to purchase shares of Class A common stock and 2.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2018, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.  Approximately 0.4 million and 0.3 million options to purchase Class B units were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2018, respectively, as their inclusion would have had an antidilutive effect based on current market prices. Approximately 0.7 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 3.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2017, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.

Pzena Investment Management, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit.  As of June 30, 2018, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 25.3% and 74.7%, respectively, of the economic interests in the operations of the business. As of December 31, 2017, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 26.3% and 73.7%, respectively, of the economic interests in the operations of the business.

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

During the six months ended June 30, 2018, the Company purchased and retired 525,470 shares of Class A common stock and 3,870 Class B units under the current repurchase authorization at a weighted average price per share of $10.43 and $10.67, respectively.  During the six months ended June 30, 2017, the Company purchased and retired 79,717 shares of Class A common stock and 2,897 Class B units under the repurchase authorization at a weighted average price per unit of $8.88 and $11.11, respectively.  The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Pzena Investment Management, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$13,918	$12,385	$28,031	$22,505
Non-Controlling Interests of Consolidated Subsidiaries	(33)	107	(3)	377
Net Income Attributable to Non-Controlling Interests	$13,885	$12,492	$28,028	$22,882

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals from the Company’s consolidated subsidiaries.  Contributions from non-controlling interests represent contributions to the Company's consolidated subsidiaries.

Note 8—Investments

The following is a summary of Investments:

	As of
	June 30, 2018	December 31, 2017
	(in thousands)
Investment Securities, Trading
Equity Securities	$4,860	$5,452
Total Investment Securities, Trading	4,860	5,452
Investments in Equity Method Investees	16,035	16,285
Total	$20,895	$21,737

Investment Securities, Trading

Investments, at Fair Value consisted of the following at June 30, 2018:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$4,386	$474	$4,860
Total	$4,386	$474	$4,860

Investments, at Fair Value consisted of the following at December 31, 2017:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$4,399	$1,053	$5,452
Total	$4,399	$1,053	$5,452

Pzena Investment Management, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies.  The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds.  The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Equity Method Investments on the consolidated statements of financial condition. As of June 30, 2018, the Company's investments range between 1% and 16% of the capital of these entities and have an aggregate carrying value of $16.0 million.

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

The following table presents these instruments’ fair value at June 30, 2018:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Equity Securities	$4,860	$—	$—	$4,860

The following table presents these instruments’ fair value at December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Equity Securities	$5,452	$—	$—	$5,452

Transfers among levels, if any, are recorded as of the beginning of the reporting period. For each of the three and six months ended June 30, 2018 and 2017, there were no transfers between levels.  In addition, the Company did not hold any Level 2 or Level 3 securities during these periods.

Pzena Investment Management, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 10—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	June 30, 2018	December 31, 2017
	(in thousands)
Leasehold Improvements	$6,832	$6,832
Furniture and Fixtures	1,191	1,190
Computer Hardware	706	686
Computer Software	344	333
Office Equipment	275	281
Total	9,348	9,322
Less: Accumulated Depreciation and Amortization	(3,559)	(3,063)
Total	$5,789	$6,259

Depreciation is included in general and administrative expense and totaled approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively.  For the three and six months ended June 30, 2017, depreciation totaled approximately $0.2 million and $0.5 million, respectively.

Note 11—Related Party Transactions

For the three months ended June 30, 2018 and 2017, the Company earned $0.3 million and $0.1 million, respectively, in investment advisory fees from unconsolidated VIEs that receive investment management services from the Company.  For the six months ended June 30, 2018 and 2017, the Company earned $0.5 million and $0.2 million, respectively, in such fees.

The Company offers loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting. Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by shares and units held by the employee.  As of June 30, 2018 and December 31, 2017, the Company had approximately $1.9 million and $1.4 million, respectively, of such loans outstanding.

The operating company, as investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds.  For the three and six months ended June 30, 2018, the Company recognized $0.2 million and $0.5 million of such expenses, respectively.  For the three and six months ended June 30, 2017, the Company recognized $0.3 million and $0.5 million of such expenses.

The operating company manages personal funds of certain of the Company’s employees, including the CEO, and its two Presidents.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds.  In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively.  For each of the three and six months ended June 30, 2017, the Company waived $0.2 million and $0.4 million in such fees, respectively.

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

During the three and six months ended June 30, 2018, lease expenses were $0.5 million and $1.0 million, respectively, and are included in general and administrative expense.  During the three and six months ended June 30, 2017, lease expenses were $0.5 million and $1.0 million, respectively.  This lease expense includes expenses associated with the Company's office spaces in the U.K. and Australia.  Lease expenses for the three and six months ended June 30, 2018 were net of $0.1 million and $0.2 million of sublease income, respectively.  Lease expenses for the three and six months ended June 30, 2017 were net of $0.1 million and $0.2 million of sublease income, respectively.

Note 13—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  The Company's provision for income taxes reflects U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income.  The Company's effective tax rate for the six months ended June 30, 2018 and 2017 was 11.1% and 12.5%, respectively.  The effective tax rate includes a rate benefit attributable to the fact that approximately 74.2% and 74.7% of the operating company's earnings were not subject to corporate-level taxes for the six months ended June 30, 2018 and 2017, respectively.  Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of June 30, 2018 and December 31, 2017, the Company had $5.8 million and $4.7 million in unrecognized tax benefits that, if recognized, would affect the provision for income taxes.  As of June 30, 2018 and December 31, 2017, the Company had interest related to unrecognized tax benefits of $0.7 million and $0.5 million, respectively.  As of June 30, 2018 and December 31, 2017, no penalty accruals were recorded.

As of June 30, 2018 and December 31, 2017, the net values of all deferred tax assets were approximately $37.0 million and $39.6 million, respectively.  These deferred tax assets primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock.  At June 30, 2018 and December 31, 2017, the Company did not have a valuation allowance recorded against its deferred tax assets.

Pzena Investment Management, Inc.

Notes to Unaudited Consolidated Financial Statements (Continued)

Note 14—Subsequent Events

On July 17, 2018, the Company’s Board of Directors approved a quarterly dividend of $0.03 per share of its Class A common stock to be declared on July 23, 2018, that will be paid on August 27, 2018 to holders of record on August 3, 2018.

No other subsequent events necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At June 30, 2018, our assets under management, or AUM, was $36.9 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of June 30, 2018, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 25.3% and 74.7%, respectively, of the economic interests in the operations of our business.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Certain of our named executive officers and employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B units of our operating company.  As of June 30, 2018, through direct and indirect interests, our five named executive officers; 40 other employee members; and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 50.1%, 5.2%, and 19.4% of the economic interests in our operating company, respectively.

Net Income

Diluted net income and diluted earnings per share were $14.0 million and $0.20, respectively, for the three months ended June 30, 2018, and $10.5 million and $0.15, respectively, for the three months ended June 30, 2017. Diluted net income and diluted earnings per share were $28.2 million and $0.39, respectively, for the six months ended June 30, 2018, and $19.2 million and $0.27, respectively, for the six months ended June 30, 2017.

In evaluating our financial condition and results of operations, we also review non-GAAP measures of earnings, which are adjusted to exclude accounting adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent Class B unit conversions, as well as our tax receivable agreement and the associated liability to our selling and converting shareholders. No such adjustments were made to the GAAP results for the three and six months ended June 30, 2018 and 2017.

Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to changes in the valuation allowance recorded against the deferred tax asset and other discrete and permanently non-deductible items. Our effective tax rate was 24.2% for the three and six months ended June 30, 2018, and 36.8% for the three and six months ended June 30, 2017. See “Operating Results - Income Tax Expense” below.

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

Pursuant to our sub-investment advisory agreements with our clients and advisory agreements with Pzena branded funds, we are generally paid a management fee according to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases.  Certain of these funds pay us fixed-rate management fees.  Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of AUM, are lower than the advisory fees we earn on our separately managed accounts.

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

Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ direct and indirect interests in our operating company, we have reflected their membership interests as non-controlling interest in our consolidated financial statements.  As of June 30, 2018, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 25.3% and 74.7%, respectively, of the economic interests in the operations of the business. In addition, our operating company consolidates the results of operations of the private investment partnerships over which we exercise a controlling influence.  Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

Operating Results

Assets Under Management and Flows

As of June 30, 2018 and 2017, our AUM of approximately $36.9 billion and $33.5 billion, respectively, was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The assets under management and performance of our largest investment strategies as of June 30, 2018 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of June 30, 2018 and 2017:

	AUM at June 30,
Strategy	2018	2017
	(in billions)
U.S. Value Strategies
Large Cap Value	$10.4	$10.0
Mid Cap Value	2.8	2.6
Value	2.1	2.0
Small Cap Value	1.7	1.5
Other U.S. Strategies	0.2	—
Total U.S. Value Strategies	17.2	16.1

Global and Non-U.S. Value Strategies
Global Value	6.5	5.3
International Value	6.1	5.4
Emerging Markets Value	3.9	3.7
European Value	2.9	2.8
Other Global and Non-U.S. Strategies	0.3	0.2
Total Global and Non-U.S. Value Strategies	19.7	17.4
Total	$36.9	$33.5

	AUM at June 30,
Account Domicile	2018	2017
	(in billions)
U.S.	$25.0	$22.8
Non-U.S.	11.9	10.7
Total	$36.9	$33.5

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to June 30, 2018, and in the five-year, three-year, and one-year periods ended June 30, 2018, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy.

	Period Ended June 30, 2018[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (July 2012)
Annualized Gross Returns	14.8%	11.5%	9.8%	9.6%
Annualized Net Returns	14.6%	11.3%	9.6%	9.5%
Russell 1000® Value Index	12.7%	10.3%	8.3%	6.8%
International Value (November 2008)
Annualized Gross Returns	10.8%	7.5%	5.2%	5.8%
Annualized Net Returns	10.5%	7.2%	4.8%	5.5%
MSCI EAFE® Index—Net/U.S.$[2]	7.9%	6.4%	4.9%	6.8%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.7%	11.6%	10.0%	9.6%
Annualized Net Returns	7.2%	11.2%	9.6%	9.2%
Russell 1000® Value Index	6.8%	10.3%	8.3%	6.8%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	3.2%	5.9%	8.3%	3.5%
Annualized Net Returns	2.4%	5.1%	7.5%	2.7%
MSCI® Emerging Markets Index—Net/U.S.$[2]	0.9%	5.0%	5.6%	8.2%
European Focused Value (August 2008)
Annualized Gross Returns	6.1%	7.7%	5.5%	8.0%
Annualized Net Returns	5.7%	7.3%	5.1%	7.6%
MSCI® Europe Index – Net/U.S.$[2]	2.7%	6.2%	4.2%	5.3%
Global Value (January 2010)
Annualized Gross Returns	9.2%	9.5%	7.6%	7.7%
Annualized Net Returns	8.8%	9.2%	7.2%	7.3%
MSCI® World Index – Net/U.S.$[2]	9.3%	9.9%	8.5%	11.1%
Global Focused Value (January 2004)
Annualized Gross Returns	6.0%	9.6%	7.3%	7.1%
Annualized Net Returns	5.3%	8.9%	6.6%	6.5%
MSCI® All Country World Index – Net/U.S.$[2]	7.1%	9.4%	8.2%	10.7%
Mid Cap Value (April 2014)
Annualized Gross Returns	9.2%	N/A	10.4%	7.3%
Annualized Net Returns	8.9%	N/A	10.1%	7.0%
Russell Mid Cap® Value Index	8.4%	N/A	8.8%	7.6%
Focused Value (January 1996)
Annualized Gross Returns	10.9%	11.5%	9.3%	8.3%
Annualized Net Returns	10.2%	10.9%	8.7%	7.8%
Russell 1000® Value Index	8.8%	10.3%	8.3%	6.8%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	14.3%	15.0%	13.5%	18.7%
Annualized Net Returns	13.1%	13.9%	12.4%	17.6%
Russell 2000® Value Index	10.2%	11.2%	11.2%	13.1%
International Focused Value (January 2004)
Annualized Gross Returns	6.8%	8.2%	6.3%	6.5%
Annualized Net Returns	6.0%	7.6%	5.7%	6.0%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	6.2%	6.0%	5.1%	7.3%
Mid Cap Focused Value (September 1998)

Annualized Gross Returns	12.9%	12.2%	10.6%	7.9%
Annualized Net Returns	12.2%	11.5%	9.9%	7.3%
Russell Mid Cap® Value Index	10.5%	11.3%	8.8%	7.6%

1	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.
2	Net of applicable withholding taxes and presented in U.S. Dollars

Large Cap Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in July 2012.  At June 30, 2018, the Large Cap Value strategy generated a one-year annualized gross return of 9.6%, outperforming its benchmark.  The top contributing sectors were the consumer staples, and materials and processing sectors.

International Value.  This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.  This strategy was launched in November 2008.  At June 30, 2018, the International Value strategy generated a one-year annualized gross return of 5.8%, underperforming its benchmark.  The top detracting sectors included information technology and industrials, partially offset by the performance of the consumer staples sector.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in October 2000.  At June 30, 2018, the Large Cap Focused Value strategy generated a one-year annualized gross return of 9.6%, outperforming its benchmark.  The top contributing sectors included the materials and processing, consumer staples, and energy sectors, partially offset by the performance of the financial services sector.

Emerging Markets Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization.  This strategy was launched in January 2008.  At June 30, 2018, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of 3.5%, underperforming its benchmark.  The top detracting sectors included the information technology, financial services, and utilities sectors, partially offset by the performance of the materials sector and certain energy stocks.

European Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008.  At June 30, 2018, the European Focused Value strategy generated a one-year annualized gross return of 8.0%, outperforming its benchmark.  This outperformance was driven by the consumer staples sector, as well as the performance of certain German stocks.

Global Value.  This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2010.  At June 30, 2018, the Global Value strategy generated a one-year annualized gross return of 7.7%, underperforming its benchmark.  The top detracting sectors were the information technology and financial services sectors, partially offset by the performance of the consumer staples sector.

Global Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2004.  At June 30, 2018, the Global Focused Value strategy generated a one-year annualized gross return of 7.1%, underperforming its benchmark.  The top detracting sectors were the information technology and financial services sectors, partially offset by the performance of the consumer staples sector.

Mid Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in April 2014.  At June 30, 2018, the Mid Cap Value strategy generated a one-year annualized gross return of 7.3%, underperforming its benchmark.  The top detracting sector was the health care sector, partially offset by the performance of the producer durables sector.

Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in January 1996.  At June 30, 2018, the Focused Value strategy generated a one-year annualized gross return of 8.3%, outperforming its benchmark.  This outperformance was driven primarily by the performance of the producer durables sector as well as our lack of exposure to the consumer staples sector. This outperformance was partially offset by the performance of the financial services sector.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization.  This strategy was launched in January 1996.  At June 30, 2018, the Small Cap Focused Value strategy generated a one-year annualized gross return of 18.7%, outperforming its benchmark.  The top contributing sectors were the producer durables and financial services sectors.

International Focused Value. This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004.  At June 30, 2018, the International Focused Value strategy generated a one-year annualized gross return of 6.5%, underperforming its benchmark.  The top detracting sector was the information technology sector, partially offset by the performance of the consumer staples sector.

Mid Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in September 1998.  At June 30, 2018, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 7.9%, outperforming its benchmark.  The top contributing sectors were the producer durables and financial services sectors, partially offset by the performance of the health care sector.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our separately managed accounts, sub-advised accounts, and Pzena funds for the three and six months ended June 30, 2018 and 2017 is described below.  Inflows are composed of the investment of new or additional assets by new or existing clients.  Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Separately Managed Accounts
Assets
Beginning of Period	$14.6	$13.0	$15.0	$12.5
Inflows	0.3	0.5	0.8	1.0
Outflows	(0.8)	(0.2)	(1.4)	(0.8)
Net Flows	(0.5)	0.3	(0.6)	0.2
Market Appreciation/(Depreciation)	(0.3)	0.5	(0.6)	1.1
End of Period	$13.8	$13.8	$13.8	$13.8

Sub-Advised Accounts
Assets
Beginning of Period	$21.3	$17.6	$21.8	$16.3
Inflows	0.7	0.6	1.2	1.4
Outflows	(0.5)	(0.4)	(1.2)	(0.8)
Net Flows	0.2	0.2	—	0.6
Market Appreciation/(Depreciation)	(0.3)	0.4	(0.6)	1.3
End of Period	$21.2	$18.2	$21.2	$18.2

Pzena Funds
Assets
Beginning of Period	$1.8	$1.4	$1.7	$1.2
Inflows	0.2	—	0.3	0.2
Outflows	(0.1)	—	(0.1)	(0.1)
Net Flows	0.1	—	0.2	0.1
Market Appreciation/(Depreciation)	—	0.1	—	0.2
End of Period	$1.9	$1.5	$1.9	$1.5

Total
Assets
Beginning of Period	$37.7	$32.0	$38.5	$30.0
Inflows	1.2	1.1	2.3	2.6
Outflows	(1.4)	(0.6)	(2.7)	(1.7)
Net Flows	(0.2)	0.5	(0.4)	0.9
Market Appreciation/(Depreciation)	(0.6)	1.0	(1.2)	2.6
End of Period	$36.9	$33.5	$36.9	$33.5

Three Months Ended June 30, 2018 and June 30, 2017

At June 30, 2018, we managed $13.8 billion in separately managed accounts, $21.2 billion in sub-advised accounts, and $1.9 billion in Pzena funds, for a total of $36.9 billion in assets under management.  For the three months ended June 30, 2018, we experienced total gross outflows of $1.4 billion and market depreciation of $0.6 billion, partially offset by total gross inflows of $1.2 billion.  Assets in separately managed accounts decreased by $0.8 billion, or 5.5%, from $14.6 billion at March 31, 2018, due to $0.8 billion in gross outflows and $0.3 billion in market depreciation, partially offset by $0.3 billion in gross inflows.  Assets in sub-advised accounts decreased by $0.1 billion, or 0.5%, from $21.3 billion at March 31, 2018, due to $0.5 billion in gross outflows and $0.3 billion in market depreciation, partially offset by $0.7 billion in gross inflows.  Assets in Pzena funds increased by $0.1 billion, or 5.6%, from $1.8 billion at March 31, 2018, due to $0.2 billion in gross inflows, partially offset by $0.1 billion in gross outflows.

At June 30, 2017, we managed $13.8 billion in separately managed accounts, $18.2 billion in sub-advised accounts, and $1.5 billion in Pzena funds, for a total of $33.5 billion in assets under management.  For the three months ended June 30, 2017, we experienced total gross inflows of $1.1 billion and market appreciation of $1.0 billion, partially offset by total gross outflows of $0.6 billion.  Assets in separately managed accounts increased by $0.8 billion, or 6.2%, from $13.0 billion at March 31, 2017, due to $0.5 billion in gross inflows and $0.5 billion in market appreciation, partially offset by $0.2 billion in gross outflows.  Assets in sub-advised accounts increased by $0.6 billion, or 3.4%, from $17.6 billion at March 31, 2017, due to $0.6 billion in gross inflows and $0.4 billion in market appreciation, partially offset by $0.4 billion in gross outflows.  Assets in Pzena funds increased by $0.1 billion, or 7.1%, from $1.4 billion at March 31, 2017 due to $0.1 billion in market appreciation.

Six Months Ended June 30, 2018 and June 30, 2017

For the six months ended June 30, 2018, we experienced total gross outflows of $2.7 billion and market depreciation of $1.2 billion, which were partially offset by total gross inflows of $2.3 billion.  Assets in separately managed accounts decreased by $1.2 billion, or 8.0%, from $15.0 billion at December 31, 2017 due to $1.4 billion in gross outflows and $0.6 billion in market depreciation, partially offset by $0.8 billion in gross inflows.  Assets in sub-advised accounts decreased by $0.6 billion, or 2.8%, from $21.8 billion at December 31, 2017 due to $1.2 billion in gross outflows and $0.6 billion in market depreciation, partially offset by $1.2 billion in gross inflows.  Assets in Pzena funds increased by $0.2 billion, or 11.8%, from $1.7 billion at December 31, 2017 due to $0.3 billion in gross inflows, partially offset by $0.1 billion in gross outflows.

For the six months ended June 30, 2017, we experienced total gross inflows of $2.6 billion and market appreciation of $2.6 billion, which were partially offset by total gross outflows of $1.7 billion.  Assets in separately managed accounts increased by $1.3 billion, or 10.4%, from $12.5 billion at December 31, 2016 due to $1.1 billion in market appreciation and $1.0 billion in gross inflows, partially offset by $0.8 billion in gross outflows.  Assets in sub-advised accounts increased by $1.9 billion, or 11.7%, from $16.3 billion at December 31, 2016 due to $1.4 billion in gross inflows and $1.3 billion in market appreciation, partially offset by $0.8 billion in gross outflows.  Assets in Pzena funds increased by $0.3 billion, or 25.0%, from $1.2 billion at December 31, 2016 due to $0.2 billion in gross inflows and $0.2 billion in market appreciation, partially offset by $0.1 billion in gross outflows.

Revenue

Our revenue from advisory fees earned on our separately managed accounts, sub-advised accounts, and Pzena funds for the three and six months ended June 30, 2018 and 2017 is described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue	2018	2017	2018	2017
	(in thousands)
Separately Managed Accounts	$19,160	$18,607	$39,242	$36,247
Sub-Advised Accounts	16,256	13,132	32,707	25,365
Pzena Funds	2,932	2,374	5,651	4,545
Total	$38,348	$34,113	$77,600	$66,157

Three Months Ended June 30, 2018 and June 30, 2017

Our total revenue increased by $4.2 million, or 12.4%, to $38.3 million for the three months ended June 30, 2018, from $34.1 million for the three months ended June 30, 2017.  This change was driven primarily by an increase in our average AUM due to market appreciation and net inflows.  Average AUM increased 15.3% to $37.7 billion from $32.7 billion for the three months ended June 30, 2018 and 2017, respectively.  We recognized $0.9 million in performance fees during the three months ended June 30, 2018.  We recognized $0.4 million in performance fees during the three months ended June 30, 2017.

Our weighted average fees were 0.407% and 0.417% for the three months ended June 30, 2018 and 2017, respectively.

Average assets in separately managed accounts increased $0.9 billion to $14.3 billion for the three months ended June 30, 2018, from $13.4 billion for the three months ended June 30, 2017, and had weighted average fees of 0.535% and 0.555% for the three months ended June 30, 2018 and 2017, respectively.  The decrease in separately managed weighted average fee rates reflects a decrease in assets in our Focused Value strategies that generally carry higher fee rates.

Average assets in sub-advised accounts increased $3.6 billion to $21.5 billion for the three months ended June 30, 2018, from $17.9 billion for the three months ended June 30, 2017, and had weighted average fees of 0.303% and 0.294% for the three months ended June 30, 2018 and 2017, respectively.  The increase in sub-advised weighted average fee rates primarily reflects an increase in performance fees recognized during the three months ended June 30, 2018.

Average assets in Pzena funds increased $0.5 billion to $1.9 billion for the three months ended June 30, 2018, from $1.4 billion for the three months ended June 30, 2017, and had weighted average fees of 0.624% and 0.666% for the three months ended June 30, 2018 and 2017, respectively.  The decrease in Pzena funds weighted average fee rate reflects the adoption of the new revenue recognition standard, which requires fund expense cap reimbursements to be presented net against revenue. The Company adopted the new revenue recognition standard as of January 1, 2018 using a modified retrospective approach, and thus prior periods have not been restated. Excluding the impact of the revenue recognition presentation change, the weighted average fee rate for Pzena funds was 0.676% for the three months ended June 30, 2018, increasing from 0.666% for the three months ended June 30, 2017 which reflects an increase in assets in strategies that generally carry higher fee rates.

Six Months Ended June 30, 2018 and June 30, 2017

Our total revenue increased by $11.4 million, or 17.3%, to $77.6 million for the six months ended June 30, 2018, from $66.2 million for the six months ended June 30, 2017.  This change was driven primarily by an increase in our average AUM due to market appreciation and net inflows.  Average AUM increased 19.7% to $38.3 billion from $32.0 billion for the six months ended June 30, 2018 and 2017, respectively.

Our weighted average fees were 0.405% and 0.414% for the six months ended June 30, 2018 and 2017, respectively.

Average assets in separately managed accounts increased $1.5 billion to $14.7 billion for the six months ended June 30, 2018, from $13.2 billion for the six months ended June 30, 2017, and had weighted average fees of 0.534% and 0.551% for the six months ended June 30, 2018 and 2017, respectively.  The decrease in separately managed weighted average fee rates reflects a decrease in assets in our Focused Value strategies that generally carry higher fee rates.

Average assets in sub-advised accounts increased $4.3 billion to $21.8 billion for the six months ended June 30, 2018, from $17.5 billion for the six months ended June 30, 2017, and had weighted average fees of 0.301% and 0.290% for the six months ended June 30, 2018 and 2017, respectively. The increase in sub-advised weighted average fee rates primarily reflects an increase in performance fees recognized during the six months ended June 30, 2018.

Average assets in Pzena funds increased $0.4 billion to $1.8 billion for the six months ended June 30, 2018, from $1.4 billion for the six months ended June 30, 2017, and had weighted average fees of 0.611% and 0.665% for the six months ended June 30, 2018 and 2017, respectively.  The decrease in Pzena funds weighted average fee rate reflects the adoption of the new revenue recognition standard, which requires fund expense cap reimbursements to be presented net against revenue. The Company adopted the new revenue recognition standard as of January 1, 2018 using a modified retrospective approach, and thus prior periods have not been restated. Excluding the impact of the revenue recognition presentation change, the weighted average fee rate for Pzena funds was 0.667% for the six months ended June 30, 2018.

Expenses

Our operating expenses are driven primarily by our compensation and benefits costs.  The table below describes the components of our operating expenses for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cash Compensation and Other Benefits	$12,856	$12,036	$26,570	$24,987
Other Non-Cash Compensation	2,368	2,260	4,828	4,931
Total Compensation and Benefits Expense	15,224	14,296	31,398	29,918
General and Administrative Expense	3,379	3,198	6,534	6,523
Total Operating Expenses	$18,603	$17,494	$37,932	$36,441

Three Months Ended June 30, 2018 and June 30, 2017

Total operating expenses increased by $1.1 million, or 6.3%, to $18.6 million for the three months ended June 30, 2018, from $17.5 million for the three months ended June 30, 2017.  This increase reflects an increase in compensation and benefits expense and an increase in general and administrative expense.

Compensation and benefits expense increased by approximately $0.9 million, or 6.5%, to $15.2 million for the three months ended June 30, 2018, from $14.3 million for the three months ended June 30, 2017.  This increase reflects an increase in compensation rates.

General and administrative expense increased by $0.2 million, or 5.7%, to $3.4 million for the three months ended June 30, 2018 from $3.2 million for the three months ended June 30, 2017. The increase in general and administrative expense reflects an increase in business activities.

Six Months Ended June 30, 2018 and June 30, 2017

Total operating expenses increased by $1.5 million, or 4.1%, to $37.9 million for the six months ended June 30, 2018, from $36.4 million for the six months ended June 30, 2017.  This increase was attributable to an increase in our compensation and benefits expenses.

Compensation and benefits expense increased by approximately $1.5 million, or 4.9%, to $31.4 million for the six months ended June 30, 2018, from $29.9 million for the six months ended June 30, 2017.  This increase reflects an increase in compensation rates.

General and administrative expense remained flat at $6.5 million for both the six months ended June 30, 2018 and 2017.

Other (Expense)/ Income

Three Months Ended June 30, 2018 and June 30, 2017

Other (Expense)/ Income was an expense of $0.2 million for the three months ended June 30, 2018, and consisted primarily of $0.2 million in expense related to net realized and unrealized losses from investments, $0.1 million in equity in the losses of affiliates, partially offset by $0.1 million in interest income.  Other (Expense)/ Income was income of $0.7 million for the three months ended June 30, 2017, and consisted primarily of $0.3 million in income related to net realized and unrealized gains from investments, $0.2 million in equity in the earnings of affiliates, and $0.1 million in dividend income.

Six Months Ended June 30, 2018 and June 30, 2017

Other (Expense)/ Income was an expense of $0.3 million for the six months ended June 30, 2018, and consisted primarily of $0.3 million in equity in the losses of affiliates and $0.2 million in expense related to net realized and unrealized losses from investments, partially offset by $0.1 million in interest income and $0.1 million in dividend income.  Other (Expense)/ Income was income of $2.1 million for the six months ended June 30, 2017, and consisted primarily of $1.1 million in income related to net realized and unrealized gains from investments, $0.7 million in equity in the earnings of affiliates, and $0.2 million in dividend income.

Income Tax Expense

For the three and six months ended June 30, 2018 and 2017, components of our income tax expense are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Unincorporated and Other Business Tax Expenses	$838	$672	$1,576	$1,300
Total Corporate Tax Expense	1,338	1,569	2,807	2,667
Total Income Tax Expense	$2,176	$2,241	$4,383	$3,967

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  The Company's provision for income taxes reflects its U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income.  The effective tax rate includes a rate benefit attributable to the fact that approximately 74.2% and 74.7% of the operating company's earnings were not subject to corporate-level taxes for the six months ended June 30, 2018 and 2017, respectively.  Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.  This favorable impact is partially offset by the impact of certain permanently non-deductible items.  These factors are expected to continue to impact the effective tax rate for future years, although as the Company's economic interest in the operating company increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.  The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of the Company's Class A common stock between grant date and vesting date.

Excluding discrete and permanently non-deductible items, which includes the net income attributable to non-controlling interest, the Company's effective tax rate was 24.2% for the three and six months ended June 30, 2018, and 36.8% for the three and six months ended June 30, 2017, respectively.

Three Months Ended June 30, 2018 and June 30, 2017

Income Tax Expense was $2.2 million for both the three months ended June 30, 2018 and 2017.  Income tax expense for the three months ended June 30, 2018 consisted of $0.8 million in operating company unincorporated and other business taxes and $1.3 million of corporate income taxes.  Income tax expense for the three months ended June 30, 2017 consisted of $0.7 million in operating company unincorporated and other business taxes and $1.6 million of corporate income taxes.

Six Months Ended June 30, 2018 and June 30, 2017

Income Tax Expense was $4.4 million for the six months ended June 30, 2018 and $4.0 million for the six months ended June 30, 2017.  Income tax expense for the six months ended June 30, 2018 consisted of $1.6 million in operating company unincorporated and other business taxes and of $2.8 million of corporate income taxes.  Income tax expense for the six months ended June 30, 2017 consisted of $1.3 million in operating company unincorporated and other business taxes and $2.7 million of corporate income taxes.

Net Income Attributable to Non-Controlling Interests

Three Months Ended June 30, 2018 and June 30, 2017

Net income attributable to non-controlling interests was $13.9 million for the three months ended June 30, 2018, and consisted primarily of $13.9 million associated with our employees’ and outside investors’ approximately 74.4% weighted average interest in the income of the operating company.  Net income attributable to non-controlling interests was $12.5 million for the three months ended June 30, 2017, and consisted of $12.4 million associated with our employees’ and outside investors’ approximately 74.7% weighted average interest in the income of the operating company and $0.1 million associated with the non-controlling interest in the income of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the increase in net income for the three months ended June 30, 2018, partially offset by the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

Six Months Ended June 30, 2018 and June 30, 2017

Net income attributable to non-controlling interests was $28.0 million for the six months ended June 30, 2018, and consisted primarily of $28.0 million associated with our employees’ and outside investors’ approximately 74.2% weighted average interest in the income of the operating company.  Net income attributable to non-controlling interests was $22.9 million for the six months ended June 30, 2017, and consisted of $22.5 million associated with our employees’ and outside investors’ approximately 74.7% weighted average interest in the income of the operating company and $0.4 million associated with the non-controlling interest in the losses of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the increase in net income for the six months ended June 30, 2018, partially offset by the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended June 30, 2018, our average AUM and revenues increased by 15.3% and 12.4%, respectively, compared to our average AUM and revenues for the three months ended June 30, 2017.  At June 30, 2018, cash was $52.5 million, inclusive of $4.2 million in cash held by our consolidated subsidiaries.  Advisory fees receivable was $33.7 million.  We also had approximately $11.2 million in investments set aside to satisfy our obligations under our deferred compensation programs.

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

Cash Flows

Three Months Ended June 30, 2018 and June 30, 2017

Cash and restricted cash increased $25.2 million to $53.6 million during the three months ended June 30, 2018 compared to a $15.2 million increase in cash and restricted cash to $39.0 million during the three months ended June 30, 2017.  Net cash provided by operating activities was $33.8 million in the three months ended June 30, 2018, compared to $24.2 million provided by operating activities in the three months ended June 30, 2017.  The increase in cash provided was primarily due to an increase in net income and changes in operating assets and liabilities, and working capital.

Net cash used in investing activities was $0.2 million for the three months ended June 30, 2018, compared to net cash used in investing activities of $0.1 million for the three months ended June 30, 2017.  The increase in cash used in investing activities was primarily due to a $0.1 million increase in net purchases of investments during the three months ended June 30, 2018.

Net cash used in financing activities decreased $0.5 million for the three months ended June 30, 2018 to $8.4 million from $8.9 million for the three months ended June 30, 2017.  The decrease in cash used is primarily due a $5.1 million increase in cash received for the purchase of Delayed Exchange Class B Units, partially offset by a $2.9 million increase in net distributions from non-controlling interests and a $1.6 million increase in the repurchase and retirement of shares of Class A common stock during the three months ended June 30, 2018.

Six Months Ended June 30, 2018 and June 30, 2017

Cash and restricted cash decreased $10.9 million to $53.6 million during the six months ended June 30, 2018 compared to a $8.1 million decrease in cash and restricted cash to $39.0 million during the six months ended June 30, 2017.  Net cash provided by operating activities increased $15.0 million in the six months ended June 30, 2018 to $38.8 million from $23.8 million in the six months ended June 30, 2017.  The increase in cash provided was primarily due to an increase in net income and changes in operating assets and liabilities, and working capital.

Net cash used in investing activities increased $0.1 million for the six months ended June 30, 2018 to $0.8 million from $0.7 million for the six months ended June 30, 2017.   The increase was primarily due to a $0.2 million increase in payments to related parties, partially offset by $0.1 million increase in net proceeds from investments during the six months ended June 30, 2018.

Net cash used in financing activities increased $17.7 million for the six months ended June 30, 2018 to $48.9 million from $31.2 million for the six months ended June 30, 2017.  The increase in cash used is primarily due to a $15.3 million increase in net distributions from non-controlling interest, a $4.8 million increase in the repurchase and retirement of shares of Class A common stock and Class B units, and a $2.7 million increase in dividend payments, partially offset by a $5.1 million increase in cash received for the purchase of Delayed Exchange Class B Units during the six months ended June 30, 2018.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

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

Our revenue for the three and six months ended June 30, 2018 and 2017 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange and equity prices.  Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage.  In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

The value of our AUM was $36.9 billion as of June 30, 2018.  A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our investment strategies, products, and client relationships, would cause an annualized increase or decrease in our revenues of approximately $14.7 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fees of 0.398%.  There are differences in our fee rates across distribution channels, investment strategies and the size of client relationships.  As such, a change in the composition of our AUM, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted average fee rates and thus different impact to revenues on the same 10% increase or decrease in the value of our AUM.

We are also subject to market risk due to a decline in the value of our holdings and the holdings of our consolidated subsidiaries, which, as of June 30, 2018, consist primarily of marketable securities and investments in equity method investees.  At June 30, 2018, the value of our assets subject to market risk was $20.9 million.  At June 30, 2018, none of our liabilities were subject to market risk.  Assuming a 10% increase or decrease, the fair value of these assets would have increased or decreased by $2.1 million at June 30, 2018.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. Dollar. Movements in the rate of exchange between the U.S. Dollar and the underlying foreign currency affect the values of assets held in accounts that we manage, thereby affecting the amount of revenues we earn. The value of our AUM was $36.9 billion as of June 30, 2018 and approximately 35% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 42% of our assets under management were invested in securities denominated in currencies other than the U.S. Dollar.  To the extent our assets under management are denominated in currencies other than the U.S. Dollar, the value of those assets under management will decrease with an increase in the value of the U.S. Dollar, or increase with a decrease in the value of the U.S. Dollar. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we do not hedge an investment portfolio’s exposure to a non-U.S. currency.

We have not adopted a corporate-level risk management policy to manage this exchange rate risk.  Assuming that 42% of our assets under management is invested in securities denominated in currencies other than the U.S. Dollar, a 10% increase or decrease in the value of the U.S. Dollar would decrease or increase the fair value of our assets under management by $1.7 billion, which would cause an annualized increase or decrease in revenues of approximately $6.8 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fees of 0.398%.

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

Interest Rate Risk

As of June 30, 2018, our $52.5 million in cash was primarily held in demand deposit accounts.  As such, interest rate changes would not have a material impact on the income we earn from these deposits.  Since the Company does not have any debt that bears interest at a variable rate, it did not have any direct exposure to interest rate risk at June 30, 2018.

Item 4.   Controls and Procedures.

During the course of the review of our consolidated financial statements as of June 30, 2018, our management, including our Chief Executive Officer and Acting Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Acting Principal Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three and six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended June 30, 2018.

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1, 2018 - April 30, 2018	51,085	$10.80	51,085	$31.8
May 1, 2018 - May 31, 2018	52,267	9.30	52,267	31.3
June 1, 2018 - June 30, 2018	128,988	9.61	128,988	30.1
Total	232,340	$9.80	232,340	$30.1

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

Item 6.  Exhibits.

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of Acting Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2018

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
Name:	Richard S. Pzena
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GARY J. BACHMAN
Name:	Gary J. Bachman
Title:	Chief Operating Officer
(Acting Principal Financial and Accounting Officer)