Form 10-Q
period 2018-09-30
Pzena Investment Management, Inc.
filed 2018-11-06
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2018, there were 17,323,691 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of November 5, 2018, there were 51,979,177 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.

FORM 10-Q

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc.as of September 30, 2018 (unaudited) and December 31, 2017	1

	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2018 and 2017	2

	Consolidated Statements of Comprehensive Income (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2018 and 2017	3

	Consolidated Statement of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Nine Months Ended September 30, 2018 and 2017	4

	Consolidated Statements of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2018 and 2017	5

	Notes to the Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 4.	Controls and Procedures	39

	PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	42

SIGNATURES		43

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and Cash Equivalents ($3,679 and $3,717)[1]	$31,913	$63,414
Restricted Cash	1,026	1,017
Due from Broker ($576 and $1,485)[1]	894	1,875
Advisory Fees Receivable	34,398	32,531
Investments ($3,623 and $3,927)[1]	58,170	21,737
Receivable from Related Parties	1,251	1,453
Other Receivables ($14 and $15)[1]	196	132
Prepaid Expenses and Other Assets	906	990
Deferred Tax Asset	35,984	39,639
Property and Equipment, Net of Accumulated Depreciation of $3,804 and $3,063, respectively	5,631	6,259
TOTAL ASSETS	$170,369	$169,047
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses ($16 and $14)[1]	$31,962	$31,983
Due to Broker ($321 and $0)[1]	608	144
Liability to Selling and Converting Shareholders	36,441	36,441
Deferred Compensation Liability	3,490	918
Other Liabilities ($150 and $0)[1]	415	272
TOTAL LIABILITIES	72,916	69,758
Commitments and Contingencies (see Note 12)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 17,364,299 and 18,096,554 Shares Issued and Outstanding in 2018 and 2017, respectively)	173	180
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 51,930,427 and 50,709,673 Shares Issued and Outstanding in 2018 and 2017, respectively)	—	—
Additional Paid-In Capital	2,372	7,915
Retained Earnings	26,854	24,214
Accumulated Other Comprehensive Loss	18	(5)
Total Pzena Investment Management, Inc.'s Equity	29,417	32,304
Non-Controlling Interests	68,036	66,985
TOTAL EQUITY	97,453	99,289
TOTAL LIABILITIES AND EQUITY	$170,369	$169,047

1

Asset and liability amounts in parentheses represent the aggregated balances at September 30, 2018 and December 31, 2017 attributable to Pzena International Value Service (a series of Pzena Investment Management, LLC), Pzena Investment Management Special Situations, LLC, and Pzena U.S. Best Ideas (GP), LLC, which were variable interest entities as of September 30, 2018 and December 31, 2017, respectively. Aggregated balances of variable interest entities at September 30, 2018 also reflect Pzena Global Best Ideas (GP), LLC.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE	$39,580	$36,229	$117,180	$102,386
EXPENSES
Compensation and Benefits Expense	16,122	14,763	47,520	44,681
General and Administrative Expense	3,322	3,062	9,856	9,585
Total Operating Expenses	19,444	17,825	57,376	54,266
Operating Income	20,136	18,404	59,804	48,120
OTHER INCOME
Interest Income	234	76	382	106
Dividend Income	52	117	127	318
Net Realized and Unrealized Gains/ (Losses) from Investments	142	626	(71)	1,719
Equity in Earnings/ (Losses) of Affiliates	204	428	(73)	1,083
Other (Expense)/ Income	(27)	59	(22)	178
Total Other Income	605	1,306	343	3,404
Income Before Income Taxes	20,741	19,710	60,147	51,524
Income Tax Expense	1,294	2,493	5,677	6,460
Net Income	19,447	17,217	54,470	45,064
Less: Net Income Attributable to Non-Controlling Interests	15,185	14,228	43,213	37,110
Net Income Attributable to Pzena Investment Management, Inc.	$4,262	$2,989	$11,257	$7,954

Net Income for Basic Earnings per Share	$4,262	$2,989	$11,257	$7,954
Basic Earnings per Share	$0.24	$0.17	$0.63	$0.46
Basic Weighted Average Shares Outstanding[1]	17,489,380	17,285,307	17,752,788	17,319,948

Net Income for Diluted Earnings per Share	$15,786	$11,862	$44,033	$31,077
Diluted Earnings per Share	$0.22	$0.17	$0.61	$0.44
Diluted Weighted Average Shares Outstanding[1]	71,677,806	70,763,213	71,934,411	70,845,892

Cash Dividends per Share of Class A Common Stock	$0.03	$0.03	$0.48	$0.34

[1]

The Company issues restricted shares of Class A common stock and restricted Class B units that have non-forfeitable dividend rights.  Under the "two-class method," these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME	$19,447	$17,217	$54,470	$45,064
OTHER COMPREHENSIVE (LOSS)/ GAIN
Foreign Currency Translation Adjustment	(27)	48	(90)	104
Total Other Comprehensive (Loss)/ Gain	(27)	48	(90)	104
Comprehensive Income	19,420	17,265	54,380	45,168
Less: Comprehensive Income Attributable to Non-Controlling Interests	15,151	14,264	43,100	37,188
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$4,269	$3,001	$11,280	$7,980

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2017	18,096,554	50,709,673	$180	$7,915	$(5)	$24,214	$66,985	$99,289
Amortization of Non-Cash Compensation	10,000	26,178	—	963	—	—	2,758	3,721
Issuance of Shares under Equity Incentive Plan	—	300,931	—	1,096	—	—	3,095	4,191
Sale of Shares under Equity Incentive Plan	—	897,515	—	1,342	—	—	3,849	5,191
Directors' Share Grants	—	—	—	116	—	—	333	449
Net Income	—	—	—	—	—	11,257	43,213	54,470
Foreign Currency Translation Adjustments	—	—	—	—	23	—	(113)	(90)
Repurchase and Retirement of Class A Common Stock	(742,255)	—	(7)	(7,494)	—	—	—	(7,501)
Repurchase and Retirement of Class B Units	—	(3,870)	—	(11)	—	—	(30)	(41)
Class A Cash Dividends Declared and Paid ($0.48 per share)	—	—	—	—	—	(8,617)	—	(8,617)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(420)	—	—	—	(420)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	61	61
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(53,250)	(53,250)
Other	—	—	—	(1,135)	—	—	1,135	—
Balance at September 30, 2018	17,364,299	51,930,427	$173	$2,372	$18	$26,854	$68,036	$97,453

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2016	17,340,090	50,461,598	$173	$5,996	$(25)	$22,349	$52,841	$81,334
Adjustment for the Cumulative Effect of Applying ASU 2016-09	—	—	—	—	—	1,377	—	1,377
Adjusted Balance at January 1, 2017	17,340,090	50,461,598	173	5,996	(25)	23,726	52,841	82,711
Amortization of Non-Cash Compensation	24,934	22,410	—	801	—	—	2,340	3,141
Issuance of Shares under Equity Incentive Plan	—	620,543	—	1,118	—	—	3,295	4,413
Sale of Shares under Equity Incentive Plan	—	29,426	—	47	—	—	140	187
Directors' Share Grants	—	—	—	96	—	—	286	382
Net Income	—	—	—	—	—	7,954	37,110	45,064
Foreign Currency Translation Adjustments	—	—	—	—	26	—	78	104
Repurchase and Retirement of Class A Common Stock	(79,717)	—	(1)	(707)	—	—	—	(708)
Repurchase and Retirement of Class B Units	—	(2,897)	—	(10)	—	—	(29)	(39)
Class A Cash Dividends Declared and Paid ($0.34 per share)	—	—	—	—	—	(5,902)	—	(5,902)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	4,054	4,054
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(39,841)	(39,841)
Other	—	—	—	(285)	—	—	285	—
Balance at September 30, 2017	17,285,307	51,131,080	$172	$7,056	$1	$25,778	$60,559	$93,566

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
OPERATING ACTIVITIES
Net Income	$19,447	$17,217	$54,470	$45,064
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	245	256	746	757
Loss on Disposal of Fixed Assets	—	—	—	6
Non-Cash Compensation	2,383	2,937	7,211	7,868
Directors' Share Grants	102	100	449	382
Net Realized and Unrealized (Gains)/ Losses from Investments	(142)	(626)	71	(1,719)
Equity in (Earnings)/ Losses of Affiliates	(204)	(428)	73	(1,083)
Accretion of Discount	(41)	—	(41)	—
Foreign Currency Translation Adjustments	(27)	48	(90)	104
Deferred Income Taxes	551	1,744	3,234	4,400
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(747)	(2,182)	(1,867)	(5,580)
Due from Broker	(166)	692	1,031	749
Prepaid Expenses and Other Assets	52	164	20	246
Due to Broker	133	(37)	464	554
Accounts Payable, Accrued Expenses, and Other Liabilities	9,178	4,678	3,396	(1,308)
Purchases of Equity Securities and Securities Sold Short	(8,561)	(8,265)	(21,122)	(33,456)
Proceeds from Equity Securities and Securities Sold Short	6,603	7,777	19,575	30,858
Net Cash Provided by Operating Activities	28,806	24,075	67,620	47,842
INVESTING ACTIVITIES
Purchases of Investments	(35,062)	(129)	(35,499)	(614)
Proceeds from Sale of Investments	102	718	460	1,047
Payments from/ (to) Related Parties	859	15	202	(462)
Purchases of Property and Equipment	(87)	(177)	(118)	(222)
Net Cash (Used in)/ Provided by Investing Activities	(34,188)	427	(34,955)	(251)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(2,019)	—	(7,501)	(708)
Repurchase and Retirement of Class B Units	—	—	(41)	(39)
Sale of Shares under Equity Incentive Plan	3	107	5,191	187
Distributions to Non-Controlling Interests	(12,733)	(11,052)	(53,250)	(39,841)
Contributions from Non-Controlling Interests	30	415	61	4,054
Dividends	(525)	(519)	(8,617)	(5,902)
Net Cash Used in Financing Activities	(15,244)	(11,049)	(64,157)	(42,249)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(20,626)	$13,453	$(31,492)	$5,342
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of Period	$53,565	$39,047	$64,431	$47,158
Net Change in Cash, Cash Equivalents and Restricted Cash	(20,626)	13,453	(31,492)	5,342
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of Period	$32,939	$52,500	$32,939	$52,500
Supplementary Cash Flow Information:
Issuances of Shares under Equity Incentive Plan	$—	$—	$4,191	$4,413
Income Taxes Paid	$85	$253	$500	$797

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

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of September 30, 2018, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company, through its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of September 30, 2018:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	September 30, 2018
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena U.S. Best Ideas (GP), LLC	Delaware Limited Liability Company (11/16/2017)	100.0%
Pzena Global Best Ideas (GP), LLC	Delaware Limited Liability Company (2/15/2018)	100.0%
Pzena International Small Cap Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (6/28/2018)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena International Value Service, a series of Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	53.1%

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

During 2014, the Company provided the initial cash investment for three Pzena mutual funds in an effort to generate an investment performance track record to attract third-party investors. During 2016, the Company provided the initial cash investment for the launch of a fourth Pzena mutual fund: the Pzena Small Cap Value Fund.  During the three months ended September 30, 2018, the Company provided the initial cash investment for the launch of a fifth Pzena mutual fund: the Pzena International Small Cap Value Fund.  Due to their series fund structure, registration, and compliance with the requirements of the Investment Company Act of 1940, these funds are analyzed for consolidation under the voting interest model.  As a result of the Company's initial interests, it consolidated the Pzena Mid Cap Value Fund, Pzena Long/Short Value Fund, Pzena Emerging Markets Value Fund, Pzena Small Cap Value Fund, and Pzena International Small Cap Value Fund.  On July 11, 2016, due to additional subscriptions into the Pzena Small Cap Value Fund, the Company's ownership decreased to 36.1%.  On November 9, 2017 and December 21, 2017, due to additional subscriptions into the Pzena Mid Cap Value Fund and Pzena Long/Short Value Fund, respectively, the Company's ownership decreased to 41.7% and 35.5%, respectively. As the Company was no longer deemed to control the funds, the Company deconsolidated the entities, removed the related assets, liabilities and non-controlling interest from its balance sheet and classified the Company's remaining investments as equity method investments.

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC.  The operating company is considered the primary beneficiary of this entity.  At September 30, 2018, Pzena International Value Service’s $3.3 million in net assets was included in the Company’s consolidated statements of financial condition.

These consolidated investment partnerships are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these investment partnerships pursuant to U.S. GAAP.

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company.  The total net assets of these VIEs was approximately $250.1 million and $165.5 million at September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018 and December 31, 2017, the operating company had $3.0 million in investments in certain of these firm-sponsored vehicles, the majority of which are primarily held to satisfy certain of the Company’s obligations under its deferred compensation programs, for which the Company was not deemed to be the primary beneficiary.  The Company's exposure to risk in the non-consolidated VIEs is generally limited to any equity investment and any uncollected management fees. As of September 30, 2018 and December 31, 2017, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $3.3 million and $3.2 million, respectively.

Accounting Pronouncements Adopted in 2018:

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The Company completed its overall assessment of its revenue streams and review of related contracts potentially affected by the new standard, including base management fees, performance fees, and fulcrum fee arrangements. Based on this assessment, the Company concluded that ASU No. 2014-09 did not change the method in which the Company currently recognizes revenue. The Company also completed its evaluation of certain costs related to revenue streams to determine whether such costs should be presented as expenses or contra-revenue. Based on its evaluation, the Company concluded that the classification of fund expense cap reimbursements should change upon adoption. The Company adopted ASU No. 2014-09 as of January 1, 2018 using a modified retrospective approach. The adoption of the new standard requires the Company to present fund expense cap reimbursements net against Revenue. Prior to adoption, these expense cap reimbursements were presented as a component of General and Administrative Expense. These classification changes resulted in immaterial changes to both revenue and expense. In accordance with the historic method of accounting under ASC Topic 605, Revenue and General and Administrative Expenses would have been higher by $0.2 million and $0.6 million for the three and nine months ended September 30, 2018, respectively.  As the implementation of the new standard did not impact the measurement or recognition of revenue, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the fund expense cap reimbursement reclassifications noted above. The Company has included additional disclosures associated with the disaggregation of revenue and performance obligations.

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

Revenue from advisory fees is disaggregated into categories based on the composition of the Company's client base and advisory fee structure for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue	2018	2017	2018	2017
	(in thousands)
Separately Managed Accounts
Asset-Based Fees	$19,578	$19,407	$58,820	$55,593
Performance-Based Fees	—	349	—	410
Total Separately Managed Fees	19,578	19,756	58,820	56,003

Sub-Advised Accounts
Asset-Based Fees	$15,860	$13,493	$46,772	$38,157
Decrease in Asset-Based Fees	—	—	—	—
Performance-Based Fees	756	580	2,551	1,280
Total Sub-Advised Fees	16,616	14,073	49,323	39,437

Pzena Funds
Asset-Based Fees	$3,537	$2,400	$9,658	$6,946
Expense Cap Reimbursements	(151)	—	(633)	—
Performance-Based Fees	—	—	12	—
Total Pzena Funds Fees	3,386	2,400	9,037	6,946
Total	$39,580	$36,229	$117,180	$102,386

Cash and Cash Equivalents:

At September 30, 2018 and December 31, 2017, Cash and Cash Equivalents was $31.9 million and $63.4 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposits, other accounts whose balances often exceed federally insured limits and treasury money market funds. Cash is stated at cost, which approximates fair value.

Interest on cash and cash equivalents is recorded as Interest Income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

At both September 30, 2018 and December 31, 2017, the Company had $1.0 million of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition. These balances reflect a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.

The following table reconciles cash, cash equivalents, and restricted cash per the consolidated statements of cash flows to the consolidated statements of financial condition.

	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017	June 30, 2017	December 31, 2016
	(in thousands)
Cash and Cash Equivalents	$31,913	$52,541	$63,414	$47,910	$34,749	$43,522
Restricted Cash	1,026	1,024	1,017	4,590	4,298	3,636
Total	$32,939	$53,565	$64,431	$52,500	$39,047	$47,158

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

Investments:

Investments, at Fair Value

Investments, at Fair Value consist of equity securities at fair value and trading debt securities held by the Company and its consolidated subsidiaries, as well as investments in open-ended registered mutual funds.  Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination on an ongoing basis. Dividends and interest income associated with the Company's investments and the investments of the Company's consolidated subsidiaries are recognized as Dividend Income on an ex-dividend basis and Interest Income, respectively, in the consolidated statements of operations.

All such investments are recorded at fair value, with net realized and unrealized gains and losses recognized as a component of Net Realized and Unrealized Gains/ (Losses) from Investments in the consolidated statements of operations.

Investments in equity method investees

The Company accounted for its investments in certain private investment partnerships in which the Company has non-controlling interests and exercises significant influence, using the equity method.  These investments are included in Investments in the Company's consolidated statements of financial condition.  The carrying value of these investments are recorded at the amount of capital reported by the private investment partnership or mutual fund.  The capital account for each entity reflects any contributions paid to, distributions received from, and equity earnings of, the relevant entity.  The earnings of these investments are recognized as in Equity in Earnings/ (Losses) of Affiliates in the consolidated statements of operations.

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any.  During the three and nine months ended September 30, 2018 and 2017, no impairment losses were recognized.

Securities Valuation:

Investments in equity securities for which market quotations are available are valued at the last reported price or closing price on the primary market or exchange on which they trade. If no reported equity sales occurred on the valuation date, equity investments are valued at the bid price. Investments in registered mutual funds are carried at fair value at their respective net asset values as of the valuation date. Otherwise, fair values for investment securities are based on Level 2 or Level 3 inputs detailed in Note 9. Transactions are recorded on a trade date basis.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions.  For the three and nine months ended September 30, 2018, approximately 11.3% and 11.8%, respectively, of the Company's advisory fees were generated from advisory agreements with one client relationship. For both the three and nine months ended September 30, 2017 approximately 11.2% of the Company's advisory fees were generated from advisory agreements with one client relationship.  At both September 30, 2018 and December 31, 2017, there was no allowance for doubtful accounts.

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

The Company and its consolidated subsidiaries account for all U.S. federal, state, local, and U.K. taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  At both September 30, 2018 and December 31, 2017, the Company did not have a valuation allowance recorded against its deferred tax assets.

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

Foreign Currency:

The functional currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  A charge or credit is recorded to other comprehensive (loss)/ income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary.  Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations.  For the three and nine months ended September 30, 2018, the Company recorded less than $0.1 million and $0.1 million of other comprehensive loss, respectively, associated with foreign currency translation adjustments. For the three and nine months ended September 30, 2017, the Company recorded less than $0.1 million and $0.1 million, respectively, of other comprehensive income associated with foreign currency translation adjustments.

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

In September 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this standard, however, does not expect the standard to have a material impact on the consolidated financial statements.

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

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cash Compensation and Other Benefits	$13,739	$11,826	$40,309	$36,813
Non-Cash Compensation	2,383	2,937	7,211	7,868
Total Compensation and Benefits Expense	$16,122	$14,763	$47,520	$44,681

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  No new non-cash compensation awards were issued during the three months ended September 30, 2018 and 2017.  Details of non-cash compensation awards granted during the nine months ended September 30, 2018 and 2017 are as follows:

	For the Nine Months Ended September 30,
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

Pursuant to the 2006 Equity Incentive Plan, the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  The operating company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan.  These Delayed Exchange Class B units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant.  These Delayed Exchange Class B units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company.  The operating company also issues phantom Delayed Exchange Class B units and options to purchase Delayed Exchange Class B units. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock and contingently vesting options to acquire shares of Class A common stock.  During each of the three and nine months ended September 30, 2018 and 2017, no contingently vesting options vested.  During the three months ended September 30, 2018 and 2017, 479 and 15,749 Delayed Exchange Class B units were issued to certain employee members, respectively, for approximately less than $0.1 million and $0.1 million in cash, respectively.  During the nine months ended September 30, 2018 and 2017, 897,515 and 29,426 Delayed Exchange Class B units were issued to certain employee members, respectively, for approximately $5.2 million and $0.2 million in cash, respectively.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options designated by the Compensation Committee of the

Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period.  During the three months ended September 30, 2018, $0.3 million in deferred compensation investments was forfeited due to an employee departure.  As of September 30, 2018 and December 31, 2017, the liability associated with all deferred compensation investment accounts was $3.5 million and $0.9 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of their compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of September 30, 2018 and December 31, 2017, there were 386,377 and 336,016 phantom shares of Class A common stock outstanding, respectively.  For the three and nine months ended September 30, 2018 and 2017, no distributions were made under the Director Plan.

As of September 30, 2018 and December 31, 2017, the Company had approximately $27.7 million and $32.6 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, option grants, Delayed Exchange Class B units, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and contingently vesting option grants issued under the 2007 Equity Incentive Plan.  The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For the three and nine months ended September 30, 2018, the expense recognized in connection with this plan was $0.1 million and $0.9 million, respectively.  For the three and nine months ended September 30, 2017, the expense recognized in connection with this plan was $0.1 million and $0.9 million, respectively.

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

For the three and nine months ended September 30, 2018 and 2017, the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$4,262	$2,989	$11,257	$7,952
Participating Shares of Restricted Class A Common Stock	—	—	—	2
Total Net Income for Basic Earnings per Share	$4,262	$2,989	$11,257	$7,954
Basic Weighted-Average Shares Outstanding	17,489,380	17,285,307	17,752,788	17,316,392
Add: Participating Shares of Restricted Class A Common Stock[1]	—	—	—	3,556
Total Basic Weighted-Average Shares Outstanding	17,489,380	17,285,307	17,752,788	17,319,948
Basic Earnings per Share	$0.24	$0.17	$0.63	$0.46

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

For the three and nine months ended September 30, 2018 and 2017, the Company’s diluted net income was determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$15,169	$14,013	$43,200	$36,518
Less: Assumed Corporate Income Taxes	3,645	5,140	10,424	13,395
Assumed After-Tax Income of Pzena Investment Management, LLC	11,524	8,873	32,776	23,123
Net Income of Pzena Investment Management, Inc.	4,262	2,989	11,257	7,954
Diluted Net Income	$15,786	$11,862	$44,033	$31,077

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

For the three and nine months ended September 30, 2018 and 2017, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$15,775	$11,851	$44,002	$31,047
Participating Shares of Restricted Class A Common Stock	—	—	—	2
Participating Class B Units	11	11	31	28
Total Diluted Net Income Attributable to Shareholders	$15,786	$11,862	$44,033	$31,077

Total Basic Weighted-Average Shares Outstanding	17,489,380	17,285,307	17,752,788	17,319,948
Dilutive Effect of Class B Units	51,930,114	51,123,950	51,537,499	51,108,273
Dilutive Effect of Options[1]	691,159	579,881	1,071,344	474,785
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	1,461,725	1,636,784	1,463,747	1,808,570
Dilutive Effect of Restricted Shares of Class A Common Stock[2]	56,828	72,405	60,433	69,430
Dilutive Weighted-Average Shares Outstanding	71,629,206	70,698,327	71,885,811	70,781,006
Add: Participating Class B Units[3]	48,600	64,886	48,600	64,886
Total Dilutive Weighted-Average Shares Outstanding	71,677,806	70,763,213	71,934,411	70,845,892
Diluted Earnings per Share	$0.22	$0.17	$0.61	$0.44

1	Represents the dilutive effect of options to purchase operating company Class B units and Company Class A common stock.
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

Approximately 0.1 million options to purchase shares of Class A common stock and 2.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2018, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.  Approximately 0.4 million options to purchase Class B units were excluded from the calculation of diluted earnings per share for both the three and nine months ended September 30, 2018 as their inclusion would have had an antidilutive effect based on current market prices. Approximately 0.7 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 2.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2017, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit.  As of September 30, 2018, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 25.0% and 75.0%, respectively, of the economic interests in the operations of the business. As of December 31, 2017, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 26.3% and 73.7%, respectively, of the economic interests in the operations of the business.

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

Pursuant to the operating agreement of the operating company, each vested Class B unit is exchangeable for a share of the Company’s Class A common stock, subject to certain exchange timing and volume limitations.  These acquisitions of additional operating company membership was treated as a reorganization of entities under common control as required by the Business Combinations Topic of the FASB ASC.

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

During the nine months ended September 30, 2018, the Company purchased and retired 742,255 shares of Class A common stock and 3,870 Class B units under the current repurchase authorization at a weighted average price per share of $10.10 and $10.67, respectively.  During the nine months ended September 30, 2017, the Company purchased and retired 79,717 shares of Class A common stock and 2,897 Class B units under the repurchase authorization at a weighted average price per unit of $8.88 and $11.11, respectively.  The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$15,169	$14,013	$43,200	$36,518
Non-Controlling Interests of Consolidated Subsidiaries	16	215	13	592
Net Income Attributable to Non-Controlling Interests	$15,185	$14,228	$43,213	$37,110

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals from the Company’s consolidated subsidiaries.  Contributions from non-controlling interests represent contributions to the Company's consolidated subsidiaries.

Note 8—Investments

The following is a summary of Investments:

	As of
	September 30, 2018	December 31, 2017
	(in thousands)
Equity Investments, at Fair Value
Equity Securities	$6,962	$5,452
Mutual Funds	22,048	—
Total Equity Investments, at Fair Value	29,010	5,452
Trading Securities
U.S. Treasury Bills	11,662	—
Corporate Bonds	1,289	—
Total Trading Securities	12,951	—
Investments in Equity Method Investees	16,209	16,285
Total	$58,170	$21,737

Investment, at Fair Value

Investments, at Fair Value consisted of the following at September 30, 2018:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$6,375	$587	$6,962
Mutual Funds	22,048	—	22,048
Total Equity Investments, at Fair Value	$28,423	$587	$29,010

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
U.S. Treasury Bills	$11,664	$(2)	$11,662
Corporate Bonds	1,290	(1)	1,289
Total Trading Securities	$12,954	$(3)	$12,951

Investments, at Fair Value consisted of the following at December 31, 2017:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$4,399	$1,053	$5,452
Total Equity Investments, at Fair Value	$4,399	$1,053	$5,452

Equity Investments, at Fair Value

Equity investments, at fair value consist of equity securities held by the Company’s consolidated subsidiaries and individual investments held directly by the Company primarily for the purpose of satisfying certain of the Company’s obligations under its deferred compensation program. Equity investments, at fair value also includes investments in open-ended registered mutual funds for which the Company has neither control nor the ability to exercise significant influence. Equity investments are measured at fair value based on quoted market prices or published net asset values.

Trading Securities

Trading securities consists of fixed income investments held directly by Company.  Fixed income investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management.

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies. The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds.  The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Equity Method Investments on the consolidated statements of financial condition. As of September 30, 2018, the Company's investments range between 1% and 16% of the capital of these entities and have an aggregate carrying value of $16.2 million.

Note 9—Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  The Fair Value Measurements and Disclosures Topic of the FASB ASC also establishes a framework for measuring fair value and a valuation hierarchy based upon the observability of inputs used in the valuation of an asset or liability. Classification within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy contains three levels: (i) valuation inputs are unadjusted quoted market prices for identical assets or liabilities in active markets (Level 1); (ii) valuation inputs are quoted prices for identical assets or liabilities in markets that are not active, quoted market prices for similar assets and liabilities in active markets, and other observable inputs directly or indirectly related to the asset or liability being measured (Level 2); and (iii) valuation inputs are unobservable and significant to the fair value measurement (Level 3).

Level 1 assets consist primarily of cash equivalents and equity investments at fair value. Cash investments in actively traded money market funds are measured at net asset values. Equity securities are exchange-traded securities with quoted prices in active markets. The fair value of investments in mutual funds are based on a published net asset values.

Level 2 assets consist of debt securities for which the fair values are determined using independent third-party broker or dealer price quotes. U.S. Treasury bills are valued upon quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active and inputs other than quoted prices that are observable or corroborated by observable market data.  The fair value of corporate bonds is measured using various techniques, which consider recently executed transactions in securities of the issuer or comparable issuers, market price quotations (where observable), bond spreads and fundamental data relating to the issuer.

The investments in equity method investees are held at their carrying value.

The following table presents these instruments’ fair value at September 30, 2018:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money Market Funds	$7,072	$—	$—	$7,072
U.S. Treasury Bills	—	2,034	—	2,034
Equity Investments, at Fair Value:
Equity Securities	6,962	—	—	6,962
Mutual Funds	22,048	—	—	22,048
Trading Securities:
U.S. Treasury Bills	—	11,662	—	11,662
Corporate Bonds	—	1,289	—	1,289

The following table presents these instruments’ fair value at December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity Investments, at Fair Value:
Equity Securities	$5,452	$—	$—	$5,452

Transfers among levels, if any, are recorded as of the beginning of the reporting period. For each of the three and nine months ended September 30, 2018 and 2017, there were no transfers between levels.  In addition, the Company did not hold any Level 3 securities as of September 30, 2018 and did not hold any Level 2 or Level 3 securities as of December 31, 2017.

Note 10—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	September 30, 2018	December 31, 2017
	(in thousands)
Leasehold Improvements	$6,832	$6,832
Furniture and Fixtures	1,191	1,190
Computer Hardware	768	686
Computer Software	370	333
Office Equipment	274	281
Total	9,435	9,322
Less: Accumulated Depreciation and Amortization	(3,804)	(3,063)
Total	$5,631	$6,259

Depreciation is included in general and administrative expense and totaled approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively.  For the three and nine months ended September 30, 2017, depreciation totaled approximately $0.3 million and $0.8 million, respectively.

Note 11—Related Party Transactions

For the three months ended September 30, 2018 and 2017, the Company earned $0.3 million and $0.1 million, respectively, in investment advisory fees from unconsolidated VIEs that receive investment management services from the Company.  For the nine months ended September 30, 2018 and 2017, the Company earned $0.8 million and $0.3 million, respectively, in such fees.

The Company offers loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting.  Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by shares and units held by the employee.  As of September 30, 2018 and December 31, 2017, the Company had approximately $1.0 million and $1.4 million, respectively, of such loans outstanding.

The operating company, as investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds.  For the three and nine months ended September 30, 2018, the Company recognized $0.2 million and $0.8 million of such expenses, respectively.  For the three and nine months ended September 30, 2017, the Company recognized $0.2 million and $0.8 million of such expenses.

The operating company manages personal funds of certain of the Company’s employees, including the CEO, and its two Presidents.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds.  In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2018, respectively.  For each of the three and nine months ended September 30, 2017, the Company waived $0.2 million and $0.6 million in such fees, respectively.

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

During the three and nine months ended September 30, 2018, lease expenses were $0.5 million and $1.6 million, respectively, and are included in general and administrative expense.  During the three and nine months ended September 30, 2017, lease expenses were $0.5 million and $1.6 million, respectively.  This lease expense includes expenses associated with the Company's office spaces in the U.K. and Australia.  Lease expenses for the three and nine months ended September 30, 2018 were net of $0.1 million and $0.3 million of sublease income, respectively.  Lease expenses for the three and nine months ended September 30, 2017 were net of $0.1 million and $0.3 million of sublease income, respectively.

Note 13—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.  The Company's provision for income taxes reflects U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income.  The Company's effective tax rate for the nine months ended September 30, 2018 and 2017 was 9.4% and 12.5%, respectively.  The effective tax rate includes a rate benefit attributable to the fact that approximately 74.4% and 74.7% of the operating company's earnings were not subject to corporate-level taxes for the nine months ended September 30, 2018 and 2017, respectively.  Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of September 30, 2018 and December 31, 2017, the Company had $6.0 million and $4.7 million in unrecognized tax benefits that, if recognized, would affect the provision for income taxes. During the three months ended September 30, 2018, the Company reversed $0.5 million of uncertain tax positions liabilities and interest related to unincorporated and other business taxes due to the expiration of the statute of limitations for a prior tax year. As of September 30, 2018 and December 31, 2017, the Company had interest related to unrecognized tax benefits of $0.7 million and $0.5 million, respectively.  As of September 30, 2018 and December 31, 2017, no penalty accruals were recorded.

As of September 30, 2018 and December 31, 2017, the net values of all deferred tax assets were approximately $36.0 million and $39.6 million, respectively.  These deferred tax assets primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock.  At September 30, 2018 and December 31, 2017, the Company did not have a valuation allowance recorded against its deferred tax assets.

Note 14—Subsequent Events

On October 16, 2018, the Company’s Board of Directors approved a quarterly dividend of $0.03 per share of its Class A common stock to be declared on October 18, 2018, that will be paid on November 23, 2018 to holders of record on October 30, 2018.

No other subsequent events necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At September 30, 2018, our assets under management, or AUM, was $38.9 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of September 30, 2018, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 25.0% and 75.0%, respectively, of the economic interests in the operations of our business.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Certain of our named executive officers and employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B units of our operating company.  As of September 30, 2018, through direct and indirect interests, our five named executive officers; 40 other employee members; and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 50.3%, 5.2%, and 19.5% of the economic interests in our operating company, respectively.

Net Income

Diluted net income and diluted earnings per share were $15.8 million and $0.22, respectively, for the three months ended September 30, 2018, and $11.9 million and $0.17, respectively, for the three months ended September 30, 2017. Diluted net income and diluted earnings per share were $44.0 million and $0.61, respectively, for the nine months ended September 30, 2018, and $31.1 million and $0.44, respectively, for the nine months ended September 30, 2017.

In evaluating our financial condition and results of operations, we also review non-GAAP measures of earnings, which are adjusted to exclude accounting adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent Class B unit conversions, as well as our tax receivable agreement and the associated liability to our selling and converting shareholders. No such adjustments were made to the GAAP results for the three and nine months ended September 30, 2018 and 2017.

Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to changes in the valuation allowance recorded against the deferred tax asset and other discrete and permanently non-deductible items. Our effective tax rate was 24.0% and 24.1%, respectively, for the three and nine months ended September 30, 2018, and 36.7% for the three and nine months ended September 30, 2017. See “Operating Results - Income Tax Expense” below.

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

Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ direct and indirect interests in our operating company, we have reflected their membership interests as non-controlling interest in our consolidated financial statements.  As of September 30, 2018, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 25.0% and 75.0%, respectively, of the economic interests in the operations of the business. In addition, our operating company consolidates the results of operations of the private investment partnerships over which we exercise a controlling influence.  Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

Operating Results

Assets Under Management and Flows

As of September 30, 2018 and 2017, our AUM of approximately $38.9 billion and $35.4 billion, respectively, was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The assets under management and performance of our largest investment strategies as of September 30, 2018 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of September 30, 2018 and 2017:

	AUM at September 30,
Strategy	2018	2017
	(in billions)
U.S. Value Strategies
Large Cap Value	$10.8	$10.5
Mid Cap Value	2.9	2.7
Value	2.2	2.1
Small Cap Value	1.6	1.6
Other U.S. Strategies	0.2	0.1
Total U.S. Value Strategies	17.7	17.0

Global and Non-U.S. Value Strategies
International Value	6.7	5.8
Global Value	6.6	5.6
Emerging Markets Value	4.1	3.8
European Value	3.5	3.1
Other Global and Non-U.S. Strategies	0.3	0.1
Total Global and Non-U.S. Value Strategies	21.2	18.4
Total	$38.9	$35.4

	AUM at September 30,
Account Domicile	2018	2017
	(in billions)
U.S.	$26.7	$23.9
Non-U.S.	12.2	11.5
Total	$38.9	$35.4

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to September 30, 2018, and in the five-year, three-year, and one-year periods ended September 30, 2018, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy.

	Period Ended September 30, 2018[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (July 2012)
Annualized Gross Returns	14.9%	11.6%	15.3%	9.3%
Annualized Net Returns	14.7%	11.5%	15.1%	9.1%
Russell 1000® Value Index	13.2%	10.7%	13.6%	9.5%
International Value (November 2008)
Annualized Gross Returns	10.9%	5.5%	10.8%	4.1%
Annualized Net Returns	10.6%	5.1%	10.4%	3.8%
MSCI EAFE® Index—Net/U.S.$[2]	7.8%	4.4%	9.2%	2.7%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.7%	11.4%	15.5%	7.6%
Annualized Net Returns	7.2%	10.9%	15.0%	7.2%
Russell 1000® Value Index	7.0%	10.7%	13.6%	9.5%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	3.5%	4.4%	16.0%	1.6%
Annualized Net Returns	2.6%	3.6%	15.2%	0.9%
MSCI® Emerging Markets Index—Net/U.S.$[2]	0.8%	3.6%	12.4%	-0.8%
European Focused Value (August 2008)
Annualized Gross Returns	5.9%	4.4%	9.8%	0.3%
Annualized Net Returns	5.5%	4.0%	9.4%	-0.1%
MSCI® Europe Index – Net/U.S.$[2]	2.7%	3.7%	7.7%	-0.3%
Global Value (January 2010)
Annualized Gross Returns	9.2%	8.2%	12.6%	5.5%
Annualized Net Returns	8.9%	7.8%	12.2%	5.2%
MSCI® World Index – Net/U.S.$[2]	9.6%	9.3%	13.5%	11.2%
Mid Cap Value (April 2014)
Annualized Gross Returns	9.0%	N/A	14.2%	4.9%
Annualized Net Returns	8.7%	N/A	13.9%	4.6%
Russell Mid Cap® Value Index	8.7%	N/A	13.1%	8.8%
Global Focused Value (January 2004)
Annualized Gross Returns	6.0%	7.8%	12.6%	4.6%
Annualized Net Returns	5.3%	7.1%	11.9%	4.0%
MSCI® All Country World Index – Net/U.S.$[2]	7.3%	8.7%	13.4%	9.8%
Focused Value (January 1996)
Annualized Gross Returns	10.9%	10.9%	14.4%	4.9%
Annualized Net Returns	10.1%	10.3%	13.9%	4.5%
Russell 1000® Value Index	9.0%	10.7%	13.6%	9.5%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	14.0%	12.6%	16.6%	9.7%
Annualized Net Returns	12.8%	11.5%	15.4%	8.6%
Russell 2000® Value Index	10.1%	9.9%	16.1%	9.3%
International Focused Value (January 2004)
Annualized Gross Returns	6.9%	5.8%	11.9%	4.4%
Annualized Net Returns	6.1%	5.2%	11.3%	3.8%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	6.2%	4.1%	10.0%	1.8%
Mid Cap Focused Value (September 1998)

Annualized Gross Returns	12.9%	11.0%	15.0%	5.5%
Annualized Net Returns	12.1%	10.3%	14.3%	4.9%
Russell Mid Cap® Value Index	10.5%	10.7%	13.1%	8.8%

1	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.
2	Net of applicable withholding taxes and presented in U.S. Dollars

Large Cap Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in July 2012.  At September 30, 2018, the Large Cap Value strategy generated a one-year annualized gross return of 9.3%, underperforming its benchmark.  The top detracting sector was the financial services sector, partially offset by the performance of the consumer staples sector.

International Value.  This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.  This strategy was launched in November 2008.  At September 30, 2018, the International Value strategy generated a one-year annualized gross return of 4.1%, outperforming its benchmark.  The top contributing sectors included energy, consumer discretionary and information technology, partially offset by the performance of the industrials and financial services sectors.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in October 2000.  At September 30, 2018, the Large Cap Focused Value strategy generated a one-year annualized gross return of 7.6%, underperforming its benchmark.  The top detracting sector was the financial services sector, partially offset by our lack of exposure to the consumer staples sector.

Emerging Markets Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization.  This strategy was launched in January 2008.  At September 30, 2018, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of 1.6%, outperforming its benchmark.  The top contributing sectors were the energy and information technology sectors.

European Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008.  At September 30, 2018, the European Focused Value strategy generated a one-year annualized gross return of 0.3%, outperforming its benchmark.  This outperformance was driven by the energy and information technology sectors as well as the performance of certain German stocks, partially offset by the performance of the industrials and financial services sectors.

Global Value.  This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2010.  At September 30, 2018, the Global Value strategy generated a one-year annualized gross return of 5.5%, underperforming its benchmark.  The top detracting sectors were the information technology, financial services, consumer discretionary, and industrials sectors, partially offset by the performance of the consumer staples sector.

Mid Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in April 2014.  At September 30, 2018, the Mid Cap Value strategy generated a one-year annualized gross return of 4.9%, underperforming its benchmark.  The top detracting sectors were the health care and materials and processing sectors.

Global Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2004.  At September 30, 2018, the Global Focused Value strategy generated a one-year annualized gross return of 4.6%, underperforming its benchmark.  The top detracting sectors were the financial services, information technology, consumer discretionary, health care and industrials sectors, partially offset by the performance of the consumer staples sector.

Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in January 1996.  At September 30, 2018, the Focused Value strategy generated a one-year annualized gross return of 4.9%, underperforming its benchmark.  The top detracting sectors were the financial services, health care and consumer discretionary sectors, partially offset by our lack of exposure to the consumer staples sector.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization.  This strategy was launched in January 1996.  At September 30, 2018, the Small Cap Focused Value strategy generated a one-year annualized gross return of 9.7%, outperforming its benchmark.  The top contributing sectors were the financial services and producer durables sectors, partially offset by the performance of the technology and health care sectors.

International Focused Value. This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004.  At September 30, 2018, the International Focused Value strategy generated a one-year annualized gross return of 4.4%, outperforming its benchmark.  The top contributing sectors were the information technology, energy and consumer staples sector, partially offset by the performance of the industrials and financial services sectors.

Mid Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in September 1998.  At September 30, 2018, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 5.5%, underperforming its benchmark.  The top detracting sectors were the materials and processing and health care sectors.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our separately managed accounts, sub-advised accounts, and Pzena funds for the three and nine months ended September 30, 2018 and 2017 is described below.  Inflows are composed of the investment of new or additional assets by new or existing clients.  Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Separately Managed Accounts
Assets
Beginning of Period	$13.8	$13.8	$15.0	$12.5
Inflows	0.8	0.1	1.5	1.1
Outflows	(0.3)	(0.3)	(1.7)	(1.2)
Net Flows	0.5	(0.2)	(0.2)	(0.1)
Market Appreciation/(Depreciation)	0.3	0.7	(0.2)	1.9
End of Period	$14.6	$14.3	$14.6	$14.3

Sub-Advised Accounts
Assets
Beginning of Period	$21.2	$18.2	$21.8	$16.3
Inflows	1.0	0.8	2.4	2.2
Outflows	(0.5)	(0.3)	(1.8)	(1.0)
Net Flows	0.5	0.5	0.6	1.2
Market Appreciation/(Depreciation)	0.5	1.0	(0.2)	2.2
End of Period	$22.2	$19.7	$22.2	$19.7

Pzena Funds
Assets
Beginning of Period	$1.9	$1.5	$1.7	$1.2
Inflows	0.2	—	0.5	0.2
Outflows	(0.1)	(0.1)	(0.1)	(0.3)
Net Flows	0.1	(0.1)	0.4	(0.1)
Market Appreciation/(Depreciation)	0.1	—	—	0.3
End of Period	$2.1	$1.4	$2.1	$1.4

Total
Assets
Beginning of Period	$36.9	$33.5	$38.5	$30.0
Inflows	2.0	0.9	4.4	3.5
Outflows	(0.9)	(0.7)	(3.6)	(2.5)
Net Flows	1.1	0.2	0.8	1.0
Market Appreciation/(Depreciation)	0.9	1.7	(0.4)	4.4
End of Period	$38.9	$35.4	$38.9	$35.4

Three Months Ended September 30, 2018 and September 30, 2017

At September 30, 2018, we managed $14.6 billion in separately managed accounts, $22.2 billion in sub-advised accounts, and $2.1 billion in Pzena funds, for a total of $38.9 billion in assets under management.  For the three months ended September 30, 2018, we experienced total gross inflows of $2.0 billion and market appreciation of $0.9 billion, partially offset by total gross outflows of $0.9 billion.  Assets in separately managed accounts increased by $0.8 billion, or 5.8%, from $13.8 billion at June 30, 2018, due to $0.8 billion in gross inflows and $0.3 billion in market appreciation, partially offset by $0.3 billion in gross outflows.  Assets in sub-advised accounts increased by $1.0 billion, or 4.7%, from $21.2 billion at June 30,

2018, due to $1.0 billion in gross inflows and $0.5 billion in market appreciation, partially offset by $0.5 billion in gross outflows.  Assets in Pzena funds increased by $0.2 billion, or 10.5%, from $1.9 billion at June 30, 2018, due to $0.2 billion in gross inflows and $0.1 in market appreciation, partially offset by $0.1 billion in gross outflows.

At September 30, 2017, we managed $14.3 billion in separately managed accounts, $19.7 billion in sub-advised accounts, and $1.4 billion in Pzena funds, for a total of $35.4 billion in assets under management.  For the three months ended September 30, 2017, we experienced market appreciation of $1.7 billion and total gross inflows of $0.9 billion, partially offset by total gross outflows of $0.7 billion.  Assets in separately managed accounts increased by $0.5 billion, or 3.6%, from $13.8 billion at June 30, 2017, due to $0.7 billion in market appreciation and $0.1 billion in gross inflows, partially offset by $0.3 billion in gross outflows.  Assets in sub-advised accounts increased by $1.5 billion, or 8.2%, from $18.2 billion at June 30, 2017, due to $1.0 billion in market appreciation and $0.8 billion in gross inflows, partially offset by $0.3 billion in gross outflows.  Assets in Pzena funds decreased by $0.1 billion, or 6.7%, from $1.5 billion at June 30, 2017 due to $0.1 billion in gross outflows.

Nine Months Ended September 30, 2018 and September 30, 2017

For the nine months ended September 30, 2018, we experienced total gross inflows of $4.4 billion, which were partially offset by total gross outflows of $3.6 billion and market depreciation of $0.4 billion. Assets in separately managed accounts decreased by $0.4 billion, or 2.7%, from $15.0 billion at December 31, 2017 due to $1.7 billion in gross outflows and $0.2 billion in market depreciation, partially offset by $1.5 billion in gross inflows.  Assets in sub-advised accounts increased by $0.4 billion, or 1.8%, from $21.8 billion at December 31, 2017 due to $2.4 billion in gross inflows, partially offset by $1.8 billion in gross outflows and $0.2 billion in market depreciation. Assets in Pzena funds increased by $0.4 billion, or 23.5%, from $1.7 billion at December 31, 2017 due to $0.5 billion in gross inflows, partially offset by $0.1 billion in gross outflows.

For the nine months ended September 30, 2017, we experienced market appreciation of $4.4 billion and total gross inflows of $3.5 billion, which were partially offset by total gross outflows of $2.5 billion.  Assets in separately managed accounts increased by $1.8 billion, or 14.4%, from $12.5 billion at December 31, 2016 due to $1.9 billion in market appreciation and $1.1 billion in gross inflows, partially offset by $1.2 billion in gross outflows.  Assets in sub-advised accounts increased by $3.4 billion, or 20.9%, from $16.3 billion at December 31, 2016 due to $2.2 billion in gross inflows and $2.2 billion in market appreciation, partially offset by $1.0 billion in gross outflows.  Assets in Pzena funds increased by $0.2 billion, or 16.7%, from $1.2 billion at December 31, 2016 due to $0.3 billion in market appreciation and $0.2 billion in gross inflows, partially offset by $0.3 billion in gross outflows.

Revenue

Our revenue from advisory fees earned on our separately managed accounts, sub-advised accounts, and Pzena funds for the three and nine months ended September 30, 2018 and 2017 is described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue	2018	2017	2018	2017
	(in thousands)
Separately Managed Accounts	$19,578	$19,756	$58,820	$56,003
Sub-Advised Accounts	16,616	14,073	49,323	39,437
Pzena Funds	3,386	2,400	9,037	6,946
Total	$39,580	$36,229	$117,180	$102,386

Three Months Ended September 30, 2018 and September 30, 2017

Our total revenue increased by $3.4 million, or 9.2%, to $39.6 million for the three months ended September 30, 2018, from $36.2 million for the three months ended September 30, 2017.  This change was driven primarily by an increase in our average AUM due to net inflows and market appreciation.  Average AUM increased 11.3% to $38.3 billion from $34.4 billion for the three months ended September 30, 2018 and 2017, respectively.  We recognized $0.8 million in performance fees during the three months ended September 30, 2018.  We recognized $0.9 million in performance fees during the three months ended September 30, 2017.

Our weighted average fees were 0.413% and 0.421% for the three months ended September 30, 2018 and 2017, respectively.

Average assets in separately managed accounts increased $0.3 billion to $14.3 billion for the three months ended September 30, 2018, from $14.0 billion for the three months ended September 30, 2017, and had weighted average fees of 0.547% and 0.563% for the three months ended September 30, 2018 and 2017, respectively.  The decrease in weighted average fee rate for separately managed accounts reflects a decrease in performance fees recognized and an increase in large client relationships that generally carry lower fee rates.

Average assets in sub-advised accounts increased $3.1 billion to $22.0 billion for the three months ended September 30, 2018, from $18.9 billion for the three months ended September 30, 2017, and had weighted average fees of 0.302% and 0.298% for the three months ended September 30, 2018 and 2017, respectively.

Average assets in Pzena funds increased $0.5 billion to $2.0 billion for the three months ended September 30, 2018, from $1.5 billion for the three months ended September 30, 2017, and had weighted average fees of 0.668% and 0.660% for the three months ended September 30, 2018 and 2017, respectively. The increase in weighted average fee rate for Pzena funds reflects an increase in assets in strategies that generally carry higher fees rates. This increase was partially offset by the adoption of the new revenue recognition standard, which requires fund expense cap reimbursements to be presented net against revenue. The Company adopted the new revenue recognition standard as of January 1, 2018 using a modified retrospective approach, and thus prior periods have not been restated.  Excluding the impact of the revenue recognition presentation change, the weighted average fee rate for Pzena funds was 0.703% for the three months ended September 30, 2018, increasing from 0.660% for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 and September 30, 2017

Our total revenue increased by $14.8 million, or 14.4%, to $117.2 million for the nine months ended September 30, 2018, from $102.4 million for the nine months ended September 30, 2017.  This change was driven primarily by an increase in our average AUM due to market appreciation and net inflows.  Average AUM increased 17.4% to $38.5 billion from $32.8 billion for the nine months ended September 30, 2018 and 2017, respectively.

Our weighted average fees were 0.406% and 0.416% for the nine months ended September 30, 2018 and 2017, respectively.

Average assets in separately managed accounts increased $1.2 billion to $14.6 billion for the nine months ended September 30, 2018, from $13.4 billion for the nine months ended September 30, 2017, and had weighted average fees of 0.536% and 0.555% for the nine months ended September 30, 2018 and 2017, respectively.

Average assets in sub-advised accounts increased $3.9 billion to $21.9 billion for the nine months ended September 30, 2018, from $18.0 billion for the nine months ended September 30, 2017, and had weighted average fees of 0.300% and 0.293% for the nine months ended September 30, 2018 and 2017, respectively.

Average assets in Pzena funds increased $0.5 billion to $1.9 billion for the nine months ended September 30, 2018, from $1.4 billion for the nine months ended September 30, 2017, and had weighted average fees of 0.628% and 0.665% for the nine months ended September 30, 2018 and 2017, respectively.  The decrease in Pzena funds weighted average fee rate reflects the adoption of the new revenue recognition standard, which requires fund expense cap reimbursements to be presented net against revenue. The Company adopted the new revenue recognition standard as of January 1, 2018 using a modified retrospective approach, and thus prior periods have not been restated. Excluding the impact of the revenue recognition presentation change, the weighted average fee rate for Pzena funds was 0.676% for the nine months ended September 30, 2018.

Expenses

Our operating expenses are driven primarily by our compensation and benefits costs.  The table below describes the components of our operating expenses for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cash Compensation and Other Benefits	$13,739	$11,826	$40,309	$36,813
Other Non-Cash Compensation	2,383	2,937	7,211	7,868
Total Compensation and Benefits Expense	16,122	14,763	47,520	44,681
General and Administrative Expense	3,322	3,062	9,856	9,585
Total Operating Expenses	$19,444	$17,825	$57,376	$54,266

Three Months Ended September 30, 2018 and September 30, 2017

Total operating expenses increased by $1.6 million, or 9.1%, to $19.4 million for the three months ended September 30, 2018, from $17.8 million for the three months ended September 30, 2017.  This increase reflects an increase in compensation and benefits expense and an increase in general and administrative expense.

Compensation and benefits expense increased by approximately $1.4 million, or 9.2%, to $16.1 million for the three months ended September 30, 2018, from $14.8 million for the three months ended September 30, 2017.  This increase reflects an increase in compensation rates. The decrease in non-cash compensation expense reflects the acceleration of deferred compensation associated with employee departures during the three months ended September 30, 2017 that did not recur during the three months ended September 30, 2018.

General and administrative expense increased by $0.3 million, or 8.5%, to $3.3 million for the three months ended September 30, 2018 from $3.1 million for the three months ended September 30, 2017. The increase in general and administrative expense reflects an increase in business activities.

Nine Months Ended September 30, 2018 and September 30, 2017

Total operating expenses increased by $3.1 million, or 5.7%, to $57.4 million for the nine months ended September 30, 2018, from $54.3 million for the nine months ended September 30, 2017.  This increase was attributable to an increase in our compensation and benefits expense and an increase in general and administrative expense.

Compensation and benefits expense increased by approximately $2.8 million, or 6.4%, to $47.5 million for the nine months ended September 30, 2018, from $44.7 million for the nine months ended September 30, 2017.  This increase reflects an increase in compensation rates. The decrease in non-cash compensation expense reflects the acceleration of deferred compensation associated with employee departures during the nine months ended September 30, 2017 that did not recur during the nine months ended September 30, 2018.

General and administrative expense increased by $0.3 million, or 2.8%, to $9.9 million for the nine months ended September 30, 2018, from $9.6 million for the nine months ended September 30, 2017. The increase in general and administrative expense reflects an increase in business activities.

Other Income

Three Months Ended September 30, 2018 and September 30, 2017

Other Income was $0.6 million for the three months ended September 30, 2018, and consisted primarily of $0.2 million in interest income, $0.2 million in equity in the earnings of affiliates, and $0.1 million in income related to net realized and unrealized gains from investments.  Other Income was $1.3 million for the three months ended September 30, 2017, and consisted primarily of $0.6 million in income related to net realized and unrealized gains from investments, $0.4 million in equity in the earnings of affiliates, $0.1 million in dividend income, and $0.1 million in interest income.

Nine Months Ended September 30, 2018 and September 30, 2017

Other Income was $0.3 million for the nine months ended September 30, 2018, and consisted primarily of $0.4 million in interest income and $0.1 million in dividend income, partially offset by $0.1 million in equity in the losses of affiliates and $0.1 million in expense related to net realized and unrealized losses from investments.  Other Income was $3.4 million for the nine months ended September 30, 2017, and consisted primarily of $1.7 million in income related to net realized and unrealized gains from investments, $1.1 million in equity in the earnings of affiliates, $0.3 million in dividend income, and $0.1 million in interest income.

Income Tax Expense

For the three and nine months ended September 30, 2018 and 2017, components of our income tax expense are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Unincorporated and Other Business Tax Expenses	$427	$747	$2,003	$2,047
Total Corporate Tax Expense	867	1,746	3,674	4,413
Total Income Tax Expense	$1,294	$2,493	$5,677	$6,460

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.  The Company's provision for income taxes reflects its U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income.  The effective tax rate includes a rate benefit attributable to the fact that approximately 74.4% and 74.7% of the operating company's earnings were not subject to corporate-level taxes for the nine months ended September 30, 2018 and 2017, respectively.  Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.  This favorable impact is partially offset by the impact of certain permanently non-deductible items.  These factors are expected to continue to impact the effective tax rate for future years, although as the Company's economic interest in the operating company increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.  The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of the Company's Class A common stock between grant date and vesting date.

Excluding discrete and permanently non-deductible items, which includes the net income attributable to non-controlling interest, the Company's effective tax rate was 24.0% and 24.1%, respectively, for the three and nine months ended September 30, 2018, and 36.7% for both the three and nine months ended September 30, 2017.

Three Months Ended September 30, 2018 and September 30, 2017

Income Tax Expense was $1.3 million for the three months ended September 30, 2018 and $2.5 million for the three months ended September 30, 2017.  Income tax expense for the three months ended September 30, 2018 consisted of $0.4 million in operating company unincorporated and other business taxes and $0.9 million of corporate income taxes.  Income tax expense for the three months ended September 30, 2017 consisted of $0.7 million in operating company unincorporated and other business taxes and $1.7 million of corporate income taxes. The decrease in operating company unincorporated and other business taxes reflects a $0.5 million benefit associated with the reversal of uncertain tax position liabilities and interest due to the expiration of the statute of limitations for a prior tax year, partially offset by an increase in net income. The decrease in corporate income taxes reflects a decrease in the effective tax rate as a result of the Tax Cuts and Jobs Act enacted in the fourth quarter of 2017, as well as an income tax benefit recognized during the three months ended September 30, 2018 associated a one-time adjustment to the deferred tax asset.

Nine Months Ended September 30, 2018 and September 30, 2017

Income Tax Expense was $5.7 million for the nine months ended September 30, 2018 and $6.5 million for the nine months ended September 30, 2017.  Income tax expense for the nine months ended September 30, 2018 consisted of $2.0 million in operating company unincorporated and other business taxes and of $3.7 million of corporate income taxes.  Income tax expense for the nine months ended September 30, 2017 consisted of $2.0 million in operating company unincorporated and other business taxes and $4.4 million of corporate income taxes. The decrease in operating company unincorporated and other business taxes reflects a $0.5 million benefit associated with the reversal of uncertain tax position liabilities and interest due to the expiration of the statute of limitations for a prior tax year, partially offset by an increase in net income. The decrease in corporate income taxes reflects a decrease in the effective tax rate as a result of the Tax Cuts and Jobs Act enacted in the fourth quarter of 2017, as well as an income tax benefit recognized during the three months ended September 30, 2018 associated with a one-time adjustment to the deferred tax asset.

Net Income Attributable to Non-Controlling Interests

Three Months Ended September 30, 2018 and September 30, 2017

Net income attributable to non-controlling interests was $15.2 million for the three months ended September 30, 2018, and consisted primarily of $15.2 million associated with our employees’ and outside investors’ approximately 74.8% weighted average interest in the income of the operating company.  Net income attributable to non-controlling interests was $14.2 million for the three months ended September 30, 2017, and consisted of $14.0 million associated with our employees’ and outside investors’ approximately 74.8% weighted average interest in the income of the operating company and $0.2 million associated with the non-controlling interest in the income of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the increase in net income for the three months ended September 30, 2018.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

Nine Months Ended September 30, 2018 and September 30, 2017

Net income attributable to non-controlling interests was $43.2 million for the nine months ended September 30, 2018, and consisted primarily of $43.2 million associated with our employees’ and outside investors’ approximately 74.4% weighted average interest in the income of the operating company.  Net income attributable to non-controlling interests was $37.1 million for the nine months ended September 30, 2017, and consisted of $36.5 million associated with our employees’ and outside investors’ approximately 74.7% weighted average interest in the income of the operating company and $0.6 million associated with the non-controlling interest in the losses of our consolidated entities.  The change in net income attributable to non-controlling interests primarily reflects the increase in net income for the nine months ended September 30, 2018, partially offset by the decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended September 30, 2018, our average AUM and revenues increased by 11.3% and 9.2%, respectively, compared to our average AUM and revenues for the three months ended September 30, 2017.  At September 30, 2018, cash and cash equivalents was $31.9 million, inclusive of $5.4 million in cash held by our consolidated subsidiaries. We also had $35.0 million in investments in trading debt securities and an open-ended mutual fund that can be sold to meet future cash flow needs and approximately $11.1 million in investments set aside to satisfy our obligations under our deferred compensation programs. Advisory fees receivable was $34.4 million.

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

Cash Flows

Three Months Ended September 30, 2018 and September 30, 2017

Cash, cash equivalents and restricted cash decreased $20.6 million to $32.9 million during the three months ended September 30, 2018 compared to a $13.4 million increase in cash, cash equivalents and restricted cash to $52.5 million during the three months ended September 30, 2017.  Net cash provided by operating activities increased $4.7 million for the three months ended September 30, 2018 to $28.8 million from $24.1 million for the three months ended September 30, 2017. This increase in cash provided was primarily due to an increase in net income and changes in operating assets and liabilities, and working capital.

Net cash used in investing activities was $34.2 million for the three months ended September 30, 2018, compared to net cash provided by investing activities of $0.4 million for the three months ended September 30, 2017.  The increase in cash used in investing activities was primarily due to a $35.5 million increase in net purchases of investments, partially offset by a $0.8 million increase in payments from related parties during the three months ended September 30, 2018.

Net cash used in financing activities increased $4.2 million for the three months ended September 30, 2018 to $15.2 million from $11.0 million for the three months ended September 30, 2017.  The increase in cash used is primarily due a $2.1 million increase in net distributions to non-controlling interests, a $2.0 million increase in the repurchase and retirement of shares of Class A common stock, and a $0.1 million decrease in cash received for the purchase of Delayed Exchange Class B Units during the three months ended September 30, 2018.

Nine Months Ended September 30, 2018 and September 30, 2017

Cash, cash equivalents and restricted cash decreased $31.5 million to $32.9 million during the nine months ended September 30, 2018 compared to a $5.3 million increase in cash, cash equivalents and restricted cash to $52.5 million during the nine months ended September 30, 2017.  Net cash provided by operating activities increased $19.8 million in the nine months ended September 30, 2018 to $67.6 million from $47.8 million in the nine months ended September 30, 2017. This increase in cash provided was primarily due to an increase in net income and changes in operating assets and liabilities, and working capital.

Net cash used in investing activities increased $34.7 million for the nine months ended September 30, 2018 to $35.0 million from $0.3 million for the nine months ended September 30, 2017.  The increase was primarily due to a $35.5 million increase in net purchases of investments, partially offset by a $0.7 million decrease in payments to related parties during the nine months ended September 30, 2018.

Net cash used in financing activities increased $21.9 million for the nine months ended September 30, 2018 to $64.2 million from $42.2 million for the nine months ended September 30, 2017.  The increase in cash used is primarily due to a $17.4 million increase in net distributions to non-controlling interests, a $6.8 million increase in the repurchase and retirement of shares of Class A common stock and Class B units, and a $2.7 million increase in dividend payments, partially offset by a $5.0 million increase in cash received for the purchase of Delayed Exchange Class B Units during the nine months ended September 30, 2018.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

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

Item 4.   Controls and Procedures.

During the course of the review of our consolidated financial statements as of September 30, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three and nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended September 30, 2018.

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2018 - July 31, 2018	96,151	$9.36	96,151	$29.2
August 1, 2018 - August 31, 2018	73,152	9.23	73,152	28.5
September 1, 2018 - September 30, 2018	47,482	9.33	47,482	28.0
Total	216,785	$9.31	216,785	$28.0

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

101

Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2018

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
Name:	Richard S. Pzena
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JESSICA R. DORAN
Name:	Jessica R. Doran
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)