Form 10-K
period 2018-12-31
Pzena Investment Management, Inc.
filed 2019-03-08
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2018, the last business day of its most recently completed second fiscal quarter, was approximately $156.2 million based on the closing sale price of $9.21 per share of Class A common stock of the registrant on such date on the New York Stock Exchange. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.

As of March 7, 2019, there were 18,189,544 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of March 7, 2019, there were 52,194,349 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2019 annual meeting of shareholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to respond to global economic, market, business and geopolitical conditions;
•	our anticipated future results of operations and operating cash flows;
•	our successful formulation and execution of business strategies and investment policies;
•	our financing plans and the availability of short- or long-term borrowing, or equity financing;
•	our competitive position and the effects of competition on our business;
•	our ability to identify and capture potential growth opportunities available to us;
•	the recruitment and retention of our employees;
•	our expected levels of compensation for our employees;
•	expectations relating to dividend payments and our ability to make such payments;
•	our potential operating performance, achievements, efficiency and cost reduction efforts;
•	our expected tax rate;
•	changes in interest rates;
•	our expectation with respect to the economy, capital markets, the market for asset management services and other industry trends; and
•	the impact of future legislation and regulation, and changes in existing legislation and regulation, on our business.

ii

Preliminary Notes

In this Annual Report, “we,” “our,” “us,” and “the Company” refer to Pzena Investment Management, Inc. and its consolidated subsidiaries.

All rights in the Russell 1000® Value Index, Russell Mid Cap® Value Index, Russell 2000® Value Index vest in the relevant London Stock Exchange Group plc (“LSE Group”) company which owns the relevant Index. “Russell®” is a trade mark of the relevant LSE Group company and is used by any other LSE Group company under license.

Information with respect to MSCI, requires a license from MSCI.  The MSCI information provided in this Annual Report may only be used for your internal use, may not be reproduced or re-disseminated in any form and may not be used as a basis for or a component of any financial instruments or products or indices.  None of the MSCI information is intended to constitute investment advice or a recommendation to make (or refrain from making) any kind of investment decision and may not be relied on as such. Historical data and analysis should not be taken as an indication or guarantee of any future performance analysis, forecast or prediction. The MSCI information is provided on an “as is” basis and the user of this information assumes the entire risk of any use made of this information.  MSCI, each of its affiliates and each other person involved in or related to compiling, computing or creating any MSCI information (collectively, the “MSCI Parties”) expressly disclaims all warranties (including, without limitation, any warranties of originality, accuracy, completeness, timeliness, non-infringement, merchantability and fitness for a particular purpose) with respect to this information.  Without limiting any of the foregoing, in no event shall any MSCI Party have any liability for any direct, indirect, special, incidental, punitive, consequential (including, without limitation, lost profits) or any other damages. (www.msci.com)

The S&P 500 Index is licensed from Standard & Poor's Financial Services LLC, which is the source of the performance statistics of this index.

iii

PART I

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

Pzena Investment Management, LLC is comprised of Class A and Class B membership units, each of which have an identical economic interest in the operating company.  As a holding company, we hold all of the Class A membership units and recognize income generated from our economic interest in our operating company's net income.  The Class B membership units of the operating company are held by employees and certain outside members.  For each Class A membership unit held, we have issued one corresponding share of Class A common stock, par value $0.01 per share, which entitles the holder to one vote per share.  For each Class B membership unit, we have issued one corresponding share of Class B common stock, par value $0.000001 per share, which entitles the holder to five votes per share without dividend rights, as described below in the graphic illustration.  As of December 31, 2018, we owned approximately 26.4% of the economic interest in our operating company and our Class A shareholders hold approximately 6.7% of our voting interests.

Pzena Investment Management, Inc. also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

The graphic below illustrates our holding company structure and ownership as of December 31, 2018.

(1)	As of December 31, 2018, the members of Pzena Investment Management, LLC, other than us, consisted of:
•

Richard S. Pzena, John P. Goetz, and William L. Lipsey, our named executive officers, and their estate planning vehicles, who collectively held, through direct and indirect interests, approximately 49.9% of the economic interests in Pzena Investment Management, LLC.

•

40 of our other employee members and their estate planning vehicles, who collectively held, through direct and indirect interests, approximately 4.6% of the economic interests in Pzena Investment Management, LLC.

•

Certain other members of our operating company, including one of our directors and his related entities, and former employees, who collectively held, through direct and indirect interests, approximately 19.1% of the economic interests in Pzena Investment Management, LLC.

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

(4)

As of December 31, 2018, we held 18,398,211 Class A units of Pzena Investment Management, LLC, which represented the right to receive 26.4% of the distributions made by Pzena Investment Management, LLC.

(5)

As of December 31, 2018, the principals collectively held 51,302,126 Class B units of Pzena Investment Management, LLC, which represented the right to receive 73.6% of the distributions made by Pzena Investment Management, LLC.

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

Our assets under management, or AUM, was $33.4 billion at December 31, 2018, and we managed money on behalf of institutions, acted as sub-investment adviser to a variety of SEC-registered mutual funds and non-U.S. funds as well as investment adviser to Pzena SEC-registered mutual funds, certain private placement funds, and non-U.S. funds.

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

•

Culture of Ownership.  We believe the key contributors to our success should have significant ownership of our business.  Since our inception, we have communicated to all our employees that they have the opportunity to become members of our operating company.  As of December 31, 2018, we had 43 employee members positioned within all of our functional areas.  We believe this ownership model results in a shared sense of purpose with our clients and their advisers.  We intend to continue fostering a culture of ownership through our equity incentive plans, which are designed to align our team’s interests with those of our stockholders and clients.  We believe this culture of ownership contributes to our team orientation and connection with clients.

Our Business Strategy

The key to our success is continued long-term investment performance.  In conjunction with this, we believe the following strategies will enable us to grow our business over time:

•	Unwavering Focus on Classic Value Investing. We view our unwavering focus on long-term classic value investment excellence to be the key driver of our business success.
•

Capitalize on Growth Opportunities Created By Our Global Strategies.  Among both institutional and retail investors industry-wide, over the past few years, there have been increasing levels of investments in portfolios including non-U.S. equities.  As of December 31, 2018, the total AUM in our Global Value strategies, International Value strategies, Emerging Markets Value strategy, European Value strategy, and other Global & non-U.S. strategies was $18.9 billion, or 56.6% of our overall AUM.  Our global capability provides opportunity for implementation of our strategies around the world.

•

Work with Our Strong Consultant Relationships.  We believe that we have built strong relationships with the leading investment consulting firms who advise potential institutional clients.  Historically, new accounts sourced through consultant-led searches have been a large driver of our inflows and are expected to be a major component of our future inflows.  We estimate that approximately 70% of all retirement plan assets are advised by investment consultants, with a relatively small number of these consultants representing a significant majority of these relationships.  As a result of a consistent servicing effort over our history, we have built strong relationships with consulting firms that we believe are the most important.  New accounts sourced through consultant-led searches have been a large driver of our historical growth and are expected to be a major component of our future growth.  As of December 31, 2018, our largest consultant relationship represented approximately 10.5% of our AUM.

•

Expand Our Non-U.S. Client Base.  In recent years, we have increased our efforts to develop our non-U.S. client base. Through our strong relationships with global consultants, we have been able to accelerate the development of our relationships with their non-U.S. branches.  Over time, we aim to achieve growth of this client base through these relationships and by directly calling on the world’s largest institutional investors.  We have also sought to expand our non-U.S. base through our relationships with non-U.S. mutual funds and other investment fund advisers.  In addition to our headquarters in the United States, we have a business development and client service office in London as well as a representative office in Melbourne.  To date, our marketing efforts have resulted in client relationships in sixteen non-U.S. countries, including Australia, the United Kingdom, Luxembourg, Canada, and Ireland.  As of December 31, 2018, we managed $10.8 billion on behalf of non-U.S. clients.

•

Provide Access To Our Strategies Through a Range of Investment Vehicles and Distribution Channels.  Our clients access our investment strategies through a range of investment vehicles and distribution channels, including separately managed accounts, mutual funds that we sub-advise, and certain private placement vehicles and non-U.S. funds.  We also offer four SEC-registered Pzena mutual funds for which we act as investment adviser. During 2018, we launched a fifth SEC-registered Pzena mutual fund and an additional private placement vehicle for which we act as the sole investment adviser in an effort to expand the access investors have to our strategies. For more information concerning access to our strategies and our distribution approach, see “Our Client Relationships and Distribution Approach” below.

•

Employ Global Team to Serve Clients and Prospects.  Our business development and client service professionals are critical to our business, as noted below under "Business Development and Client Service Teams," and are generally focused geographically covering both our institutional and intermediary distribution efforts.  In addition to our headquarters in the United States and representative office in Melbourne, we have four dedicated professionals located in our London office.

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

As of December 31, 2018, we had a 24-member investment team.  Each member serves as a research analyst, and certain members of the team also have portfolio management responsibilities. There are generally three portfolio managers for each investment strategy.  These three managers have joint decision-making responsibility, and each has “veto authority” over all decisions regarding the relevant portfolio.  Research analysts have sector and company-level research responsibilities which span all of our investment strategies, including those with a non-U.S. focus.  In order to facilitate the professional development of our team, and to keep a fresh perspective on the companies in our investment portfolios, our research analysts generally rotate industry coverage every three to four years.

We follow a collaborative, consensus-oriented approach to making investment decisions, such that all members of our investment team, irrespective of their seniority, can play a significant role in this decision-making process.  We hold weekly research review meetings attended by all portfolio managers and relevant research analysts, and that are open to other employees, at which we openly discuss and debate our findings regarding the normalized earnings power of potential portfolio companies.  In addition, we hold daily morning meetings, attended by our portfolio managers, research analysts, portfolio implementation, and client service personnel, in order to review developments in our holdings and set a trading strategy for the day. These meetings are critical for sharing relevant developments and analysis of the companies in our portfolios.  We believe that our collaborative culture is attractive to our investment professionals.

Our Investment Strategies

As of December 31, 2018, our approximately $33.4 billion in AUM was invested in a variety of value-oriented investment strategies, representing differing degrees of concentration, and capitalization segments of U.S. and non-U.S. markets. See "Item 7 — Management's Discussion and Analysis of Financial Condition & Results of Operations — Operating Results — Assets Under Management and Flows" for additional details about our strategies.

The following table identifies our current U.S. and non-U.S. investment strategies, and the allocation of our AUM among them, as of December 31, 2018, 2017, and 2016:

Strategy	As of December 31,
	2018	2017	2016
U.S. Value Strategies	(in billions)
Large Cap Value	$9.0	$11.2	$9.4
Mid Cap Value	2.3	2.8	2.5
Value	1.8	2.2	2.0
Small Cap Value	1.2	1.6	1.6
Other U.S. Strategies	0.2	0.1	0.1
Global and Non-U.S. Strategies
Global Value	6.0	6.7	4.6
International Value	5.7	6.3	4.9
Emerging Markets Value	4.0	4.3	2.6
European Value	2.9	3.2	2.1
Other Global and Non-U.S. Strategies	0.3	0.1	0.2
Total	$33.4	$38.5	$30.0

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

Our largest investment strategies as of December 31, 2018 are further described below.  This strategy detail is representative of our Value and Focused Value strategies, and variations thereof.

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

Distribution Channels

We manage assets in three principal distribution channels.  A summary of selected financial data attributable to our operations for each distribution channel is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The following table provides information regarding the composition of our total assets under management by distribution channel:

	As of December 31,
Assets Under Management	2018	2017	2016
	(in billions)
Separately Managed Accounts	$12.6	$15.0	$12.5
Sub-Advised Accounts	18.8	21.8	16.3
Pzena Funds	2.0	1.7	1.2
Total	$33.4	$38.5	$30.0

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

Pzena Funds

U.S. investors that do not meet our minimum account size for a separate account, or who otherwise prefer to invest through a mutual fund, can invest in certain of our strategies through our Pzena mutual funds.  In 2018, we launched a fifth Pzena mutual fund. We act as the investment adviser to five Pzena mutual funds that offer no-load, open-end share classes designed to meet the needs of a range of investor types.

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

In the U.S., we offer access to many of our U.S., global and non-U.S. strategies through private placement vehicles and collective investment trusts.

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

With respect to our sub-advised accounts, as of December 31, 2018, we sub-advised nineteen SEC-registered mutual funds that each have an initial two-year term and are thereafter subject to annual renewal by each fund’s board of directors pursuant to the Investment Company Act of 1940, as amended (the “Investment Company Act”).  Fifteen of these nineteen sub-investment advisory agreements are beyond their initial two-year terms as of December 31, 2018.  In addition, we sub-advise twenty-nine non-U.S. funds.  Under these agreements, we are generally paid a management fee according to a schedule, pursuant to which the rate we earn on the AUM declines as the amount of AUM increases.  Certain of these funds pay us fixed-rate management fees.  Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of AUM, are lower than the advisory fees we earn on our separately managed accounts.

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

Employees

At December 31, 2018, we had 106 full-time employees, including 24 investment professionals and 15 business development and client service professionals.

Cybersecurity

We maintain our information technology infrastructure with a focus on business efficiency, continuity, security and controls. The information technology environment is designed to oversee and maintain all aspects of information security risk to ensure the confidentiality and integrity of information assets. We regularly perform evaluations of our security program and continue to invest in our capabilities to keep clients, employees, and critical assets safe. The Chief Information & Operations Officer and Chief Information Security Officer (“CIOO/CISO”) is ultimately responsible for our cybersecurity program which includes the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect these information assets. We have implemented security monitoring capabilities designed to alert us to suspicious activity and developed an incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a breach. In addition, employees participate in ongoing mandatory trainings and receive communications regarding the cybersecurity environment to increase awareness throughout the firm.

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

The U.S. funds for which Pzena Investment Management, LLC acts as the sub-investment adviser and five of the U.S. funds for which Pzena Investment Management, LLC acts as investment adviser, are registered with the SEC under the Investment Company Act.  The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their advisers.  Moreover, the Investment Company Act requires that an investment adviser’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board after an initial two-year term.

Both the Investment Advisers Act and the Investment Company Act regulate the “assignment” of advisory contracts by the investment adviser.  The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration.

Pzena Financial Services, LLC, our SEC registered broker-dealer subsidiary, is subject to the SEC's Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer's assets be kept in relatively liquid form.  At December 31, 2018, Pzena Financial Services, LLC had net capital of $400,428, which was $386,894 in excess of its net capital requirement of $13,534.

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

Pzena Investment Management, Ltd, our United Kingdom subsidiary, is an appointed representative of Mirabella Advisers LLP which is authorized and regulated by the Financial Conduct Authority ("FCA") in the United Kingdom. In Europe outside of the United Kingdom, Pzena Investment Management, Ltd is an appointed representative and tied agent of DMS Capital Solutions (UK) Limited which is authorized and regulated by the FCA. Pzena Investment Management, LLC has a Category I Financial Service Provider License and is regulated in South Africa by the Financial Sector Conduct Authority.

Pzena Investment Management, LLC currently avails itself of the international adviser exemption in Ontario, Canada.  In addition, Pzena Investment Management, LLC is registered as an exempt market dealer in Ontario, Canada.  As an exempt adviser, Pzena Investment Management, LLC is only permitted to provide advice in Ontario to certain institutional and high net worth individual clients.  As an exempt market dealer, Pzena Investment Management, LLC is permitted to act as a market intermediary for only certain types of trades, and is permitted to market, sell and distribute prospectus-exempt securities to accredited investors. An exempt adviser and market dealer must, upon the request of the Ontario Securities Commission, or OSC, produce all books, papers, documents, records and correspondence relating to its activities in Ontario, and inform the OSC if it becomes the subject of an investigation or disciplinary action by any financial services or securities regulatory authority or self-regulatory authority.  In the Netherlands, Pzena Investment Management, LLC avails itself of the Section 10 Exemption, which allows U.S. investment managers to provide investment services to certain eligible Dutch clients.  This exemption subjects Pzena Investment Management, LLC to certain conduct of business requirements under the Dutch regulations.

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

Substantially all of our revenue is derived from management fees paid by our clients, based on a percentage of the market value of our AUM. Any decline and/or significant impairment in AUM would greatly affect our revenue, and could occur due to a variety of factors, including:

•

Poor performance of our strategies: Poor performance of our investment strategies may result in decreased market value of AUM. In addition, underperformance could impact our ability to maintain our existing client base and develop new relationships, both of which could negatively impact AUM and revenue.

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

•

Termination of significant relationships: Our clients can generally terminate our advisory agreements or reduce assets under management upon short notice and for any reason. Investors in the pooled funds that we manage may also redeem their investments in the funds at any time without prior notice. As of December 31, 2018, five client relationships represented 44% and 30% of our AUM and revenue, respectively, including one client relationship which represents approximately 21% and 11% of our AUM and revenue respectively. The termination of any of these relationships and outflow of money from our pooled funds could significantly reduce our revenue, and we may not be able to establish relationships with other clients in order to replace the lost revenue. There can also be no assurance that our agreements with respect to these relationships will remain in place going forward.

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

A portion of our investment advisory revenue is also derived from performance fees. We generally earn performance fees under certain client agreements according to the performance relative to an agreed-upon benchmark. This fee structure results in a lower base fee but allows for us to earn higher fees if the investment strategy outperforms the benchmark. Some performance-based fee arrangements include high-water mark provisions, which generally provide that if a client account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve the performance target for a particular period, we may not earn a performance fee for that period and for accounts with a high-water mark provision, our ability to earn future performance fees may be impaired. During fiscal years 2018 and 2017, we earned $2.9 million and $3.2 million in performance fees, respectively.  An increase in performance-based fee arrangements with clients could create greater fluctuations in our revenue and earnings.

In addition, certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee, or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. For the year ended December 31, 2018, we recognized a reduction in base fees in the amount of $0.2 million related to fulcrum fee arrangements.  To the extent the three-year performance records of these accounts fluctuate relative to their relevant benchmarks, the amount of base fees recognized may vary.

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

We are subject to extensive regulation of our investment management business and operations. As a registered investment adviser, the SEC oversees our activities pursuant to its regulatory authority under the Investment Advisers Act. In addition, we must comply with certain requirements under the Investment Company Act with respect to the SEC-registered funds for which we act as investment adviser or sub-investment adviser. As a Category I License holder in South Africa, the Financial Sector Conduct Authority has regulatory oversight over our practices and activities in South Africa.  Pzena Financial Services, LLC, our SEC registered broker dealer subsidiary is regulated by the Financial Industry Regulatory Authority ("FINRA").  Each of the regulatory bodies with jurisdiction over us has the authority to regulate various aspects of financial services, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us is small in monetary amount, the adverse publicity arising from the imposition of such sanctions by regulators could harm our reputation, result in withdrawal by our clients and/or impede our ability to retain clients and develop new client relationships. As we continue to expand into the international market, we may also be under the regulatory scope of local regulatory authorities and non-compliance with any of these authorities may result in fines, sanctions and inability to operate in that local market.

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

The United Kingdom (U.K.) and other European jurisdictions in which we operate have implemented the Markets in Financial Instruments Directive (MiFID) rules into national legislation.  MiFID II, which took effect on January 3, 2018, builds upon many initiatives introduced through MiFID which primarily focused on equity trading activity to migrate onto open and transparent markets.  MiFID II has been implemented through a number of more detailed directives, regulations and standards made by the European Commission and by the European Securities Markets Authority (ESMA).  MiFID II has significant impact on the European Union (EU) securities market, including (i) enhanced investor protection and governance standards, (ii) rules regarding the ability of portfolio management firms to receive and pay for investment research relating to all asset classes, (iii) an enhanced role for ESMA in supervising EU securities, (iv) new requirements regarding non-EU investment firms’ access to EU financial markets, as well as many other requirements for derivatives and trading activities. In particular, compliance with MiFID II may increase costs and affect the manner in which our businesses obtain investment research services.

The U.K.’s decision to exit the European Union following the June 2016 vote on the matter (referred to as Brexit) may disrupt our business operations and impact our financial results and value of our investments. Brexit has caused significant geo-political and legal uncertainty and market volatility in the U.K. and elsewhere, which has continued during the Brexit negotiation process. Depending on the outcome of the Brexit negotiations, our ability to market and provide services within the European Union could be restricted temporarily or in the long term. Our contingency plans for certain Brexit scenarios require the cooperation of counterparties or a regulator of financial services to make timely arrangements. We cannot guarantee that counterparties or regulators will cooperate or the timeliness of their cooperation. Our operating expenses may increase as we implement our plan to continue to market and provide our services and distribute our products in the short and/or long term.

In May 2018, the European Union’s General Data Protection Regulation (GDPR) became effective. The primary objectives of GDPR are to give citizens control of their personal data and to simplify the regulatory environment for international business by unifying data protection regulation in the European Union. Compliance with the stringent rules under GDPR requires continuous monitoring and evaluation of our global data processing. Failure to comply with GDPR could result in fines up to the higher of 20 million Euros or 4% of annual global revenues, regulatory action, and reputational risk.

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

We are subject to income- as well as non-income-based taxes, in both the U.S. and non-U.S. jurisdictions.  The Tax Cuts and Jobs Act enacted into U.S. law in December 2017 included a permanent reduction in the corporate income tax rate. This change in future tax rates caused the carrying value of our deferred tax assets to be lowered.  Furthermore, additional guidance and changes may be issued that may have a direct effect on our financial condition, results of operations and liquidity.  We are also subject to potential tax audits in various jurisdictions and in such event, tax authorities may disagree with certain positions we have taken and assess penalties or additional taxes. We regularly assess the likely outcomes of these potential audits in order to determine the appropriateness of our tax provision; however, there can be no assurance that we will accurately predict the outcomes of these potential audits. The actual outcomes of these potential audits could have a material impact on our net income or financial condition and any changes in tax laws or tax rulings could materially impact our effective tax rate and earnings.

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

Our global and non-U.S. strategies, which together represented $18.9 billion and $20.6 billion of our AUM as of December 31, 2018 and 2017, respectively, are primarily invested in securities of companies located outside the United States.  As of December 31, 2018, approximately 45% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar.  Investments in non-U.S. issuers may be affected by political, social and economic uncertainty affecting a country or region in which we are invested.  Many emerging financial markets are not as developed, or as efficient, as the U.S. financial market, and, as a result, liquidity may be reduced and price volatility may increase. The legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information in respect of such companies. These risks could adversely impact the performance of our strategies that are invested in securities of non-U.S. issuers. In addition, fluctuations in foreign currency exchange rates may affect investment return and AUM since we do not engage in currency hedging for these portfolios. Due to these factors, our AUM may fluctuate from one reporting period to another causing volatility in earnings.

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

Pursuant to the operating agreement of our operating company, on at least one date designated by us each year, certain holders of Class B units generally may exchange up to 15% of certain of their Class B units for an equivalent number of shares of our Class A common stock, subject to certain restrictions and conditions set forth in the operating agreement. Also, since 2011, the non-employee members of our operating company may exchange all of their vested Class B units, in accordance with the timing restrictions set forth in the operating agreement.

Pursuant to the resale and registration rights agreement, dated October 30, 2007, among the holders of Class B units and us, these holders may resell the shares of Class A common stock issued to them upon the exchange of their Class B units as discussed above.

During 2018, we established December 21, 2018 as an exchange date. Certain employee members, non-employee members and permitted transferees, elected to exchange an aggregate of 1,141,663 of their Class B units for an equivalent number of shares of our Class A common stock, which are freely tradable.  As of December 31, 2018, there remained 51,302,126 shares of our Class A common stock that have previously been registered in various registration statements filed with the SEC, which may be issued upon the exchange of currently outstanding Class B units as discussed above.  An additional 10,859,317 shares of Class A common stock are registered relating to Class B units that have not been issued.

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

Our Class B stockholders collectively hold approximately 93% of the combined voting power of our common stock. These stockholders consist of our named executive officers, 40 of our other employees (directly or through their interests in Pzena Investment Management, LP), the estate planning vehicles of our named executive officers and certain of our other employees, certain other members of our operating company, including one of our directors and his related entities, and former employees (directly or through their interests in Pzena Investment Management, LP). Holders of shares of our Class B common stock have entered into a Class B Stockholders’ Agreement with respect to all shares of Class B common stock then held by them and any additional shares of Class B common stock they may acquire in the future. Pursuant to this agreement, they may vote these shares of Class B common stock together on all matters submitted to a vote of our common stockholders. To the extent that we cause our operating company to issue additional Class B units, which may be granted, subject to vesting, to our employees pursuant to the PIM LLC 2006 Equity Incentive Plan, these employees will be entitled to receive an equivalent number of shares of our Class B common stock, subject to the condition that they agree to enter into this Class B Stockholders’ Agreement. Each share of our Class B common stock entitles its holder to five votes per share for so long as the Class B stockholders collectively hold 20% of the total number of shares of our common stock outstanding. When a Class B unit is exchanged for a share of our Class A common stock, an unvested Class B unit is forfeited due to the employee holder’s failure to satisfy the conditions of the award agreement pursuant to which it was granted, or any Class B unit is forfeited as a result of a breach of any restrictive covenants contained in our operating company’s amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed by us.

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

We currently intend to pay cash dividends on a quarterly basis and our Board of Directors has targeted a cash dividend payout ratio of approximately 60% to 70% of annual non-GAAP earnings per share, subject to growth initiatives and other funding needs. However, our Board of Directors may, in its discretion, modify the level of dividends, or discontinue the payment of dividends entirely. Furthermore, we are a holding company, and depend upon the ability of Pzena Investment Management, LLC, our operating company, to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses and pay dividends to our stockholders. We expect to cause Pzena Investment Management, LLC to make distributions to its members, including us. However, the ability of Pzena Investment Management, LLC to make such distributions is subject to its operating results, cash requirements and financial condition, and applicable Delaware laws (which may limit the amount of funds available for distribution to its members), as well as any contractual restrictions. If, as a consequence of these various limitations and restrictions, we do not receive distributions from our operating company, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Because of these various limitations and restrictions, we have, in the past, had to suspend our quarterly dividend payment. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Our Dividend Policy.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of the date of this Annual Report, our corporate headquarters and principal offices are located at 320 Park Avenue, 8th Floor, New York, New York 10022. On December 1, 2018, we entered into an amendment to our lease providing us with additional space in the same building where we now occupy approximately 40,300 square feet out of approximately 45,050 square feet of space under a non-cancellable operating lease, the term of which expires on December 31, 2025. The Company entered into a new sublease agreement commencing on February 1, 2019 and expiring on December 31, 2025 that is cancelable by either the Company or sublessee given appropriate notice on the second anniversary of the commencement of the sublease agreement, and annually thereafter.

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

Our Class A common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “PZN.” As of March 7, 2019, there were approximately 35 record holders of our Class A common stock and 34 record holders of our Class B common stock. These numbers do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.

Our Dividend Policy

Our Board of Directors has targeted a cash dividend payout ratio of approximately 60% to 70% of our non-GAAP diluted net income, subject to growth initiatives and other funding needs. However, our Board of Directors may, in its discretion, modify the level of dividends, or discontinue the payment of dividends entirely.

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

Issuer Purchases of Equity Securities

On April 24, 2012, our Board of Directors authorized us to repurchase an aggregate of $10.0 million of our outstanding Class A common stock in the open market and Class B units of the operating company in private transactions in accordance with applicable securities laws.  On February 5, 2014, the Board of Directors authorized us to repurchase an additional $20.0 million of our outstanding Class A common stock and Class B units of the operating company.  On April 19, 2018, the Company announced that its Board of Directors approved an additional increase of $30.0 million in the aggregate amount authorized under the program.  The timing, number, and value of common shares and units repurchased are subject to our discretion.  Our share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, or for any reason.  Shares repurchased under the repurchase program during the fourth quarter of 2018 are as follows:

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
October 1, 2018 through October 31, 2018	40,608	$9.40	40,608	$27.7
November 1, 2018 through November 30, 2018	—	—	—	27.5
December 1, 2018 through December 31, 2018	77,143	9.23	77,143	26.6
Total	117,751	$9.29	117,751	$26.6

(1)

The dollar amount in the column entitled "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs," reflects the remainder of the program and also reflects the repurchase of 14,124 and 30,066 of the operating company's Class B units during November and December 2018, respectively, for an average price of $10.23 and $6.82 per unit, respectively.  Class B units are repurchased at fair value determined by reference to our Class A common stock on the date of the transaction since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis and adjusted for the impact of award terms on the value of the award.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical consolidated financial data of Pzena Investment Management, Inc. The selected consolidated statements of operations data for the years ended December 31, 2018 and 2017 and the selected consolidated statements of financial condition data as of December 31, 2018 and 2017, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements included in this Annual Report.

The selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014, and the selected consolidated statements of financial condition as of December 31, 2016, 2015 and 2014, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements not included in this report.

You should read the following selected historical consolidated financial data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the related notes included in this Annual Report.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share amounts)
Statements of Operations Data:
REVENUE
Management Fees	$150,700	$138,136	$108,129	$112,102	$108,675
Performance Fees	2,879	3,159	207	4,505	3,836
Total Revenue	153,579	141,295	108,336	116,607	112,511
EXPENSES
Cash Compensation and Benefits	51,600	48,722	41,397	35,431	32,396
Other Non-Cash Compensation	9,819	10,182	6,933	11,092	8,877
Total Compensation and Benefits Expense	61,419	58,904	48,330	46,523	41,273
General and Administrative Expenses	13,405	13,337	12,788	14,667	10,285
TOTAL OPERATING EXPENSES	74,824	72,241	61,118	61,190	51,558
Operating Income	78,755	69,054	47,218	55,417	60,953
Other (Expense)/ Income	(2,658)	25,608	(48,042)	(3,300)	(4,036)
INCOME BEFORE INCOME TAXES	76,097	94,662	(824)	52,117	56,917
Income Tax Provision	7,778	34,512	(54,475)	5,114	1,883
Consolidated Net Income	68,319	60,150	53,651	47,003	55,034
Less: Net Income Attributable to Non-Controlling Interests	54,525	53,242	37,472	39,324	46,934
NET INCOME Attributable to Pzena Investment Management, Inc.	$13,794	$6,908	$16,179	$7,679	$8,100
Per Share Data[1]:
Net Income for Basic Earnings per Share	$13,794	$6,908	$16,179	$7,679	$8,100
Basic Earnings per Share	$0.78	$0.40	$1.01	$0.55	$0.64
Basic Weighted Average Shares Outstanding	17,678,874	17,338,348	15,962,902	14,014,219	12,628,676

Net Income for Diluted Earnings per Share	$55,347	$40,064	$39,600	$33,809	$35,685
Diluted Earnings per Share[2]	$0.77	$0.40	$0.58	$0.50	$0.53
Diluted Weighted Average Shares Outstanding	71,934,144	70,934,362	68,849,172	68,126,786	67,797,524

Cash Dividends Declared Per Share	$0.51	$0.37	$0.41	$0.41	$0.35

(1)

The operating company issues shares of Class A common stock and Class B units that have non-forfeitable dividend rights. Under the “two-class method,” these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

(2)

During the year ended December 31, 2017, the calculation of diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted earnings per share is assumed to be equal to basic earnings per share. See Note 5 to our consolidated financial statements beginning on page F-22 of this Annual Report for further details.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Statements of Financial Condition Data:
Cash and Cash Equivalents	$38,099	$63,414	$43,522	$35,417	$39,109
TOTAL ASSETS	170,976	169,047	179,121	114,309	111,886
TOTAL LIABILITIES	71,968	69,758	97,787	28,847	26,853
Non-Controlling Interests	66,006	66,985	52,841	67,040	66,632
EQUITY	33,002	32,304	28,493	18,422	18,401

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At December 31, 2018, our assets under management, or AUM, was approximately $33.4 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, certain private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of December 31, 2018, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 26.4% and 73.6%, respectively, of the economic interests in the operations of our business.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Our named executive officers and certain of our employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B units of our operating company. As of December 31, 2018, through direct and indirect interests, our three named executive officers; 40 other employee members; and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 49.9%, 4.6%, and 19.1% of the economic interests in our operating company, respectively.

Net Income

GAAP diluted net income and GAAP diluted earnings per share were $55.3 million and $0.77, respectively, for the year ended December 31, 2018, and $40.1 million and $0.40, respectively, for the year ended December 31, 2017. During the year ended December 31, 2017, the calculation of diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted earnings per share is assumed to be equal to basic earnings per share.

In evaluating the results of operations, we also review non-GAAP measures of earnings, which are adjusted to exclude accounting items that add a measure of non-operational complexity which obscures the underlying performance of the business. For the year ended December 31, 2018 and 2017, earnings were adjusted to exclude changes in the deferred tax asset and corresponding liability to the Company's selling and converting shareholders associated with a change in the calculation of historical 754 step-ups. For the year ended December 31, 2017, earnings were also adjusted to exclude the impact of the Tax Cuts and Jobs Act enacted in the fourth quarter of 2017.  We use these non-GAAP measures to assess the strength of the underlying operations of the business.  We believe that these adjustments, and the non-GAAP measures derived from them, provide information to better analyze our operations between periods, and over time.  Investors should consider these non-GAAP measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

As adjusted, non-GAAP diluted net income and non-GAAP diluted earnings per share were $55.6 million and $0.77, respectively, for the year ended December 31, 2018, and $44.7 million and $0.63, respectively, for the year ended December 31, 2017.  GAAP and non-GAAP net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our GAAP and non-GAAP net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, the adjustments related to the non-recurring charges recognized in operating expenses, and other adjustments as noted above.  Our effective tax rate, exclusive of these adjustments, was 24.1% for the year ended December 31, 2018 and approximately 36.7% for the year ended December 31, 2017.  See “Operating Results — Income Tax Expense” below.

A reconciliation of the non-GAAP measures to the most comparable GAAP measures is included below:

	For the Years Ended December 31,
	2018	2017
	(in thousands, except share and per share amounts)
GAAP Net Income	$13,794	$6,908
Net Expense as a result of Tax Cuts and Jobs Act	—	5,649
Impact of Change in Historical 754 Step-Up Calculations[1]	246	(1,006)
Non-GAAP Net Income	$14,040	$11,551

Basic Weighted Average Shares Outstanding	17,678,874	17,338,348
GAAP Basic Earnings per Share	$0.78	$0.40
Net Expense as a result of Tax Cuts and Jobs Act	—	0.33
Impact of Change in Historical 754 Step-Up Calculations[1]	0.01	(0.06)
Non-GAAP Basic Earnings per Share	$0.79	$0.67

GAAP Net Income for Diluted Earnings per Share	$55,347	$40,063
Net Expense as a result of Tax Cuts and Jobs Act	—	5,649
Impact of Change in Historical 754 Step-Up Calculations[1]	246	(1,006)
Non-GAAP Net Income for Diluted Earnings per Share	$55,593	$44,706

Basic Weighted Average Shares Outstanding	71,934,144	70,934,362
GAAP Diluted Earnings per Share	$0.77	$0.56
Net Expense as a result of Tax Cuts and Jobs Act	—	0.08
Impact of Change in Historical 754 Step-Up Calculations[1]	—	(0.01)
Non-GAAP Diluted Earnings per Share	$0.77	$0.63

1

Reflects the net impact of a change in the calculation of historical 754 step-ups and related deferred tax asset and corresponding liability to selling and converting shareholders recognized during the years ended December 31, 2018 and 2017 as noted in the income tax expense discussion below.

Revenue

We generate revenue primarily from management fees and performance fees, which we collectively refer to as our advisory fees, by managing assets on behalf of our separately managed and sub-advised accounts, as well as our Pzena funds.  Our advisory fee income is primarily based on our AUM, as discussed below, and is recognized over the period in which investment management services are provided.  In accordance with Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), income from performance fees is recorded at the conclusion of the contractual performance period, when it is probable that significant reversal of the performance fee will not occur. Upon adoption of ASU No. 2014-09 on January 1, 2018, advisory fee income also includes fund expense cap reimbursements which are required to be presented net against revenue rather than as a component of general and administrative expense.

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

Pursuant to our sub-investment advisory agreements, we are generally paid a management fee according to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases.  Certain of these funds pay us fixed-rate management fees.  Due to the substantially larger account size of certain of these sub-advised accounts, the average advisory fees we earn on them, as a percentage of AUM, are lower than the advisory fees we earn on our separately managed accounts.

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

•	general and administrative expenses, such as professional service fees, rent, and data-related costs, incurred, as necessary, to run our business.

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

Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees' and outside investors' direct and indirect interests in our operating company (as noted in "Item 1 — Business — Overview"), we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As of December 31, 2018, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 26.4% and 73.6%, respectively, of the economic interests in the operations of our business.  In addition, our operating company consolidates the results of operations of the private investment partnerships and Pzena-branded mutual funds over which we exercise a controlling influence.  Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

Operating Results

Assets Under Management and Flows

As of December 31, 2018, our approximately $33.4 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The performance of our largest investment strategies as of December 31, 2018 is further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of December 31, 2018 and 2017:

	AUM at December 31,
Strategy	2018	2017
	(in billions)
U.S. Value Strategies
Large Cap Value	$9.0	$11.2
Mid Cap Value	2.3	2.8
Value	1.8	2.2
Small Cap Value	1.2	1.6
Other U.S. Strategies	0.2	0.1
Total U.S. Value Strategies	14.5	17.9

Global and Non-U.S. Value Strategies
Global Value	6.0	6.7
International Value	5.7	6.3
Emerging Markets Value	4.0	4.3
European Value	2.9	3.2
Other Global and Non-U.S. Strategies	0.3	0.1
Total Global and Non-U.S. Value Strategies	18.9	20.6
Total	$33.4	$38.5

	AUM at December 31,
Account Domicile	2018	2017
	(in billions)
U.S.	$22.6	$25.6
Non-U.S.	10.8	12.9
Total	$33.4	$38.5

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to December 31, 2018, and in the five-year, three-year, and one-year periods ended December 31, 2018, relative to the performance of the market index which is often used by our clients to compare the performance of the relevant investment strategy.

	Period Ended December 31, 2018[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (July 2012)
Annualized Gross Returns	11.4%	5.7%	7.2%	(13.4)%
Annualized Net Returns	11.3%	5.5%	7.1%	(13.6)%
Russell 1000® Value Index	10.5%	5.9%	7.0%	(8.3)%
International Value (November 2008)
Annualized Gross Returns	9.0%	0.6%	4.0%	(15.4)%
Annualized Net Returns	8.7%	0.3%	3.7%	(15.7)%
MSCI EAFE® Index – Net/U.S.$[2]	6.2%	0.5%	2.9%	(13.8)%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	2.8%	2.3%	13.7%	(9.2)%
Annualized Net Returns	1.9%	1.5%	12.9%	(9.9)%
MSCI® Emerging Markets Index – Net/U.S.$[2]	0.1%	1.6%	9.2%	(14.6)%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	6.5%	5.1%	6.9%	(16.2)%
Annualized Net Returns	6.1%	4.7%	6.5%	(16.5)%
Russell 1000® Value Index	6.2%	5.9%	7.0%	(8.3)%
Global Value (January 2010)
Annualized Gross Returns	7.2%	3.0%	5.7%	(14.6)%
Annualized Net Returns	6.9%	2.6%	5.3%	(15.0)%
MSCI® World Index – Net/U.S.$[2]	7.6%	4.6%	6.3%	(8.7)%
European Focused Value (August 2008)
Annualized Gross Returns	4.0%	(1.0)%	3.5%	(20.3)%
Annualized Net Returns	3.7%	(1.3)%	3.1%	(20.6)%
MSCI® Europe Index – Net/U.S.$[2]	1.3%	(0.6)%	2.1%	(14.9)%
Global Focused Value (January 2004)
Annualized Gross Returns	4.8%	2.1%	5.5%	(16.8)%
Annualized Net Returns	4.1%	1.5%	4.9%	(17.2)%
MSCI® All Country World Index – Net/U.S.$[2]	6.2%	4.3%	6.6%	(9.4)%
Mid Cap Value (April 2014)
Annualized Gross Returns	3.7%	N/A	4.9%	(20.2)%
Annualized Net Returns	3.5%	N/A	4.6%	(20.4)%
Russell Mid Cap® Value Index	4.6%	N/A	6.1%	(12.3)%
Focused Value (January 1996)
Annualized Gross Returns	9.8%	4.2%	5.2%	(20.1)%
Annualized Net Returns	9.0%	3.6%	4.8%	(20.4)%
Russell 1000® Value Index	8.3%	5.9%	7.0%	(8.3)%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	12.8%	5.8%	6.2%	(13.1)%
Annualized Net Returns	11.6%	4.8%	5.2%	(14.0)%
Russell 2000® Value Index	9.0%	3.6%	7.4%	(12.9)%
International Focused Value (January 2004)
Annualized Gross Returns	5.7%	0.9%	5.4%	(15.5)%
Annualized Net Returns	4.9%	0.3%	4.9%	(15.9)%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	5.2%	0.7%	4.5%	(14.2)%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	11.5%	4.6%	5.4%	(20.9)%
Annualized Net Returns	10.7%	4.0%	4.7%	(21.4)%
Russell Mid Cap® Value Index	9.5%	5.4%	6.1%	(12.3)%

1	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.
2	Net of applicable withholding taxes and presented in U.S.$.

Large Cap Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn generally from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in July 2012.  At December 31, 2018, the Large Cap Value strategy generated a one-year annualized gross return of (13.4)%, underperforming its benchmark.  The top detracting sector was the financial services sector.

International Value.  This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn generally from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.  This strategy was launched in November 2008.  At December 31, 2018, the International Value strategy generated a one-year annualized gross return of (15.4)%, underperforming its benchmark. The top detracting sectors included the financial services and industrials sectors, partially offset by the performance of the information technology sector.

Emerging Markets Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn generally from a universe of 1,500 of the largest emerging market companies, based on market capitalization.  This strategy was launched in January 2008.  At December 31, 2018, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of (9.2)%, underperforming its benchmark. The top detracting sector was the financial services sector, partially offset by the performance of the consumer staples and communications sectors.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn generally from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in October 2000.  At December 31, 2018, the Large Cap Focused Value strategy generated a one-year annualized gross return of (16.2)%, underperforming its benchmark.  The top detracting sectors included the financial services and healthcare sectors.

Global Value.  This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn generally from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2010.  At December 31, 2018, the Global Value strategy generated a one-year annualized gross return of (14.6)%, underperforming its benchmark. The top detracting sectors included the financial services, energy and healthcare sectors.

European Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn generally from a universe of 750 of the largest European companies, based on market capitalization.  This strategy was launched in August 2008.  At December 31, 2018, the European Focused Value strategy generated a one-year annualized gross return of (20.3)%, underperforming its benchmark.  The top detracting sectors included the consumer staples, industrials, financial services and health care sectors, partially offset by the performance of the information technology sector.

Global Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn generally from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2004.  At December 31, 2018, the Global Focused Value strategy generated a one-year annualized gross return of (16.8)%, underperforming its benchmark.  The top detracting sectors included the financial services and health care sectors, partially offset by the performance of certain Chinese stocks.

Mid Cap Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn generally from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in April 2014.  At December 31, 2018, the Mid Cap Value strategy generated a one-year annualized gross return of (20.2)%, underperforming its benchmark.  The top detracting sectors included the health care, financial services, materials & processing, producer durables and utilities sectors.

Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn generally from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in January 1996.  At December 31, 2018, the Focused Value strategy generated a one-year annualized gross return of (20.1)%, underperforming its benchmark. The top detracting sectors included the financial services, health care, producer durables, materials & processing and consumer discretionary sectors.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn generally from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization.  This strategy was launched in January 1996.  At December 31, 2018, the Small Cap Focused Value strategy generated a one-year annualized gross return of (13.1)%, underperforming its benchmark.  The top detracting sectors included the technology, materials & processing and consumer discretionary sectors, partially offset by the performance of the financial services, producer durables and energy sectors.

International Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn generally from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.  This strategy was launched in January 2004.  At December 31, 2018, the International Focused Value strategy generated a one-year annualized gross return of (15.5)%, underperforming its benchmark.  The top detracting sectors included the financial services and industrials sectors, partially offset by the performance of the information technology sector.

Mid Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn generally from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in September 1998.  At December 31, 2018, the Mid Cap Focused Value strategy generated a one-year annualized gross return of (20.9)%, underperforming its benchmark.  The top detracting sectors included the health care, financial services, materials & processing, producer durables and utilities sectors.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our separately managed accounts, sub-advised accounts and Pzena funds for the years ended December 31, 2018 and 2017 is described below. Inflows are composed of the investment of new or additional assets by new or existing clients. Outflows consist of redemptions of assets by existing clients.

	For the Years Ended December 31,
Assets Under Management[1]	2018	2017
	(in billions)
Separately Managed Accounts
Assets
Beginning of Period	$15.0	$12.5
Inflows	1.6	1.4
Outflows	(1.8)	(1.6)
Net Flows	(0.2)	(0.2)
Market Appreciation/(Depreciation)	(2.2)	2.7
End of Period	$12.6	$15.0
Sub-Advised Accounts
Assets
Beginning of Period	$21.8	$16.3
Inflows	3.0	3.5
Outflows	(2.4)	(1.8)
Net Flows	0.6	1.7
Market Appreciation/(Depreciation)	(3.6)	3.8
End of Period	$18.8	$21.8
Pzena Funds
Assets
Beginning of Period Assets	$1.7	$1.2
Inflows	0.9	0.5
Outflows	(0.3)	(0.3)
Net Flows	0.6	0.2
Market Appreciation/(Depreciation)	(0.3)	0.3
End of Period	$2.0	$1.7
Total
Assets
Beginning of Period	$38.5	$30.0
Inflows	5.5	5.4
Outflows	(4.5)	(3.7)
Net Flows	1.0	1.7
Market Appreciation/(Depreciation)	(6.1)	6.8
End of Period	$33.4	$38.5

During the year ended December 31, 2018, our AUM decreased $5.1 billion, or 13.2%, from $38.5 billion at December 31, 2017. This decrease is primarily due to market depreciation, partially offset by net inflows during the year ended December 31, 2018.

At December 31, 2018, we managed $12.6 billion in separately managed accounts, $18.8 billion in sub-advised accounts, and $2.0 billion in Pzena funds, for a total of $33.4 billion in assets.  For the year ended December 31, 2018, we experienced $6.1 billion in market depreciation and total gross outflows of $4.5 billion, which were partially offset by total gross inflows of $5.5 billion.  Assets in separately managed accounts decreased by $2.4 billion, or 16.0%, from $15.0 billion at December 31, 2017, due to $2.2 billion in market depreciation and $1.8 billion in gross outflows, partially offset by $1.6 billion in gross inflows.  Assets in sub-advised accounts decreased by $3.0 billion, or 13.8%, from $21.8 billion at December 31, 2017, due to $3.6 billion in market depreciation and $2.4 billion in gross outflows, partially offset by $3.0 billion in gross inflows.  Assets in Pzena funds increased by

$0.3 billion, or 17.6%, from $1.7 billion at December 31, 2017 as a result of $0.9 billion in gross inflows, partially offset by $0.3 billion in market depreciation and $0.3 billion in gross outflows.

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

Revenue

Our revenue from advisory fees earned on our separately managed accounts, sub-advised accounts and Pzena funds for the two years ended December 31, 2018 is described below:

	For the Years Ended December 31,
Revenue	2018	2017
	(in thousands)
Separately Managed Accounts	$77,144	$76,419
Sub-Advised Accounts	64,155	55,003
Pzena Funds	12,280	9,873
Total	$153,579	$141,295

Year Ended December 31, 2018 versus December 31, 2017

Our total revenue increased $12.3 million, or 8.7%, to $153.6 million for the year ended December 31, 2018 from $141.3 million for the year ended December 31, 2017.  This change was driven by an increase in average assets during 2018, partially offset by a decrease in performance fees recognized during 2018.  We recognized $2.9 million in performance fees during 2018, compared to $3.2 million in performance fees recognized in 2017.  In addition, for the year ended December 31, 2018, we recognized a reduction of base fees in the amount of $0.2 million related to fulcrum fee arrangements. Average AUM increased 11.5% to $37.7 billion for the year ended December 31, 2018 from $33.8 billion for the year ended December 31, 2017.

Our weighted average fee rates were 0.408% and 0.418% for the years ended December 31, 2018 and 2017, respectively.  Average assets in separately managed accounts increased 4.4% to $14.3 billion for the year ended December 31, 2018, from $13.7 billion for the year ended December 31, 2017, and had weighted average fees of 0.539% and 0.556% for the years ended December 31, 2018 and 2017, respectively.  The decrease in the weighted average fee rate for separately managed accounts is driven by an increase in assets in large client relationships which generally carry lower fee rates, as well as a decrease in performance fees recognized during 2018. Average assets in sub-advised accounts increased 15.1% to $21.4 billion for the year ended December 31, 2018, from $18.6 billion for the year ended December 31, 2017, and had weighted average fees of 0.299% and 0.295% for the years ended December 31, 2018 and 2017, respectively.  Average assets in Pzena funds increased 26.7% to $1.9 billion for the year ended December 31, 2018, from $1.5 billion for the year ended December 31, 2017, and had weighted average fees of 0.635% and 0.679% for the years ended December 31, 2018 and 2017, respectively. The Company adopted the new revenue recognition standard as of January 1, 2018 using a modified retrospective approach, and thus prior periods have not been restated. Excluding the impact of the revenue recognition presentation change, the weighted average fee rate for Pzena funds was 0.680% for year ended December 31, 2018, compared to 0.679% for the year ended December 31, 2017. This fluctuation in weighted average fee rate for Pzena funds was primarily driven by an increase in assets in products that generally carry higher fee rates, partially offset by a decrease in performance fees recognized in 2018.

Expenses

Our operating expense is driven primarily by our compensation costs.  The table below describes the components of our operating expense for the years ended December 31, 2018 and 2017.

	For the Years Ended December 31,
	2018	2017
	(in thousands)
Cash Compensation and Other Benefits	$51,600	$48,722
Other Non-Cash Compensation	9,819	10,182
Total Compensation and Benefits Expense	61,419	58,904
General and Administrative Expense	13,405	13,337
Total Operating Expenses	$74,824	$72,241

Year Ended December 31, 2018 versus December 31, 2017

Total operating expenses increased by $2.6 million, or 3.6%, to $74.8 million for the year ended December 31, 2018, from $72.2 million for the year ended December 31, 2017.

Compensation and benefits expense increased by $2.5 million, or 4.3%, to $61.4 million for the year ended December 31, 2018, from $58.9 million for the year ended December 31, 2017.  This increase reflects an increase in compensation rates, partially offset by the performance of deferred compensation investments made pursuant to our Bonus Plan.

General and administrative expense increased by $0.1 million, or 0.5%, to $13.4 million for the year ended December 31, 2018, from $13.3 million for the year ended December 31, 2017.

Other (Expense)/ Income

Year Ended December 31, 2018 versus December 31, 2017

Other (expense)/ income was an expense of $2.7 million for the year ended December 31, 2018, and consisted primarily of $2.3 million in equity in the losses of affiliates, and $1.2 million in net realized and unrealized losses from investments, partially offset by $1.0 million in interest and dividend income.  Other (expense)/ income was income of $25.6 million for the year ended December 31, 2017, and consisted primarily of $20.8 million in income related to adjustments to our liability to our selling and converting shareholders, $2.6 million in net realized and unrealized gains from investments, $1.5 million in equity in the earnings of affiliates, and $0.6 million in interest and dividend income.  As discussed further below, the liability to our selling and converting shareholders represents 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our purchase of operating company units from our selling shareholders.  The decrease in the liability to our selling and converting shareholders primarily resulted from the re-measurement of the deferred tax asset upon enactment of the Tax Cuts and Jobs Act in the fourth quarter of 2017 described in income tax expense below.

Income Tax Expense

For the years ended December 31, 2018 and 2017, components of income tax expense are as follows:

	For the Years Ended December 31,
	2018	2017
	(in thousands)
Unincorporated and Other Business Tax Expenses	$2,778	$2,862
Corporate Tax Expense:
Corporate Income Tax Expense	4,667	6,188
Impact of Tax Cuts and Jobs Act[1]	—	26,468
Impact of Change in Historical 754 Step-Up Calculations[2]	333	(1,006)
Total Corporate Tax Expense	5,000	31,650
Total Income Tax Expense	$7,778	$34,512

1	Reflects income tax expense resulting from the re-measurement of the deferred tax asset related to the Tax Cuts and Jobs Act enacted in the United States during the fourth quarter of 2017.
2

Reflects the net impact of a change in the calculation of historical 754 step-ups and related deferred tax asset recognized during the year ended December 31, 2018 and the net impact of a change in the calculation of historical 754 step-ups and related deferred tax asset and corresponding liability to selling and converting shareholders recognized during the year ended December 31, 2017.

Our results for the years ended December 31, 2018 and 2017 include the effects of adjustments to our deferred tax asset associated with our initial public offering and subsequent unit exchanges. Our results for the year ended December 31, 2017 also include the effects of adjustments related to the Tax Cuts and Jobs Act.  Details of corporate tax expenses excluding these items and reconciliations between our GAAP and non-GAAP corporate tax items are as follows:

	For the Years Ended December 31,
	2018	2017
	(in thousands)
Corporate Tax Expense	$5,000	$31,650
Less: Impact of Tax Cuts and Jobs Act	—	(26,468)
Less: Impact of Change in Historical 754 Step-Up Calculations	(333)	1,006
Non-GAAP Corporate Income Tax Expense	$4,667	$6,188

Our effective tax rate, exclusive of adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders, was 24.8%, and 34.9% for the years ended December 31, 2018 and 2017, respectively, and was determined as follows:

	For the Years Ended December 31,
	2018		2017
	Tax	% of Non- GAAP Pre-tax Income	Tax	% of Non- GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$3,947	21.0%	$6,031	34.0%
State and Local Taxes, Net of Federal Benefit	579	3.1%	479	2.7%
Prior Period and Other Adjustments	141	0.7%	(322)	(1.8)%
Non-GAAP Effective Taxes	$4,667	24.8%	$6,188	34.9%

A comparison of the GAAP effective tax rates for the years ended December 31, 2018 and 2017 is not meaningful due to the Tax Cuts and Jobs Act.

Year Ended December 31, 2018 versus December 31, 2017

Income tax expense was $7.8 million for the year ended December 31, 2018, compared to $34.5 million for the year ended December 31, 2017. The 2017 income tax expense included $26.5 million of expense related to the re-measurement of the deferred tax asset upon enactment of the Tax Cuts and Jobs Act in the United States during the fourth quarter of 2017.  Additionally, we identified an adjustment related to the historical calculation of the 754 step-ups in tax basis impacting the deferred tax assets and corresponding liability to selling and converting shareholders during the years ended December 31, 2018 and 2017. The adjustment that was made during the year ended December 31, 2018 resulted in a $0.3 million decrease to the deferred tax assets. The adjustment that was made during the year ended December 31, 2017, resulted in a $4.6 million decrease to the deferred tax assets and a $5.6 million decrease to the corresponding liability to selling and converting shareholders. The cumulative impact of the adjustment for the year ended December 31, 2017 is a net tax benefit of approximately $1.0 million which was recognized as a component of income tax expense.

Net Income Attributable to Non-Controlling Interests

Year Ended December 31, 2018 versus December 31, 2017

Net income attributable to non-controlling interests was $54.5 million for the year ended December 31, 2018, and consisted of $54.7 million associated with our employees' and outside investors' approximately 74.5% weighted-average interest in the income of the operating company, and approximately $0.2 million associated with our consolidated subsidiaries' interest in the losses of our consolidated subsidiaries.  Net income attributable to non-controlling interests was $53.2 million for the year ended December 31, 2017, and consisted of $52.4 million associated with our employees’ and outside investors’ approximately 74.7% weighted-average interest in the income of the operating company, and approximately $0.9 million associated with our consolidated subsidiaries’ interest in the income of our consolidated subsidiaries.  The change in net income attributable to non-controlling interests primarily reflects the increase in net income of the operating company for the year ended December 31, 2018, partially offset by a decrease in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the year ended December 31, 2018, our average AUM and revenues increased by 11.5% and 8.7%, respectively, compared to our average AUM and revenues for the year ended December 31, 2017.  At December 31, 2018, our cash was $38.1 million, inclusive of $6.2 million in cash held by our consolidated subsidiaries.  We also had $29.9 million in investments in trading debt securities and an open-ended mutual fund that can be sold to meet future cash flow needs and approximately $9.8 million in investments set aside to satisfy our obligations under our deferred compensation programs.  Advisory fees receivable was $32.6 million.

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

On an annual basis, our Board of Directors has targeted a cash dividend payout ratio of approximately 60% to 70% of our non-GAAP diluted net income, subject to growth initiatives and other funding needs. However, our Board of Directors may, in its discretion, modify the level of dividends, or discontinue the payment of dividends entirely.

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

Cash Flows

Year Ended December 31, 2018 versus December 31, 2017

Cash, cash equivalents and restricted cash decreased $25.3 million to $39.1 million in 2018 compared to $64.4 million in 2017.  Net cash provided by operating activities increased $18.6 million in 2018 to $87.6 million from $69.0 million in 2017.  The increase primarily reflects an increase in net income, changes in the levels of non-cash compensation, equity in the losses of affiliates, net realized and unrealized losses from investments, as well as changes in operating assets and liabilities and working capital.

Net cash used in investing activities was $33.4 million in 2018 compared to $0.5 million in cash provided by investing activities in 2017.  The $33.9 million increase in cash used was primarily due to a $31.7 million increase in net purchases of investments and a $2.3 million increase in payments to related parties, partially offset by a $0.2 million decrease in purchases of property and equipment.

Net cash used in financing activities increased $31.5 million in 2018 to $79.5 million from $48.0 million in 2017. This increase is primarily due to a $26.8 million increase in net distributions from non-controlling interests, a $7.0 million increase in the repurchase and retirement of shares of Class A common stock and Class B units during 2018, partially offset by a $5.0 million increase in cash provided by sales of shares under the equity incentive plan.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

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

Our revenue for the two years ended December 31, 2018 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange rates and equity prices. Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

The value of our AUM was $33.4 billion as of December 31, 2018. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our investment strategies, products, and client relationships, would cause an annualized increase or decrease in our revenues of approximately $13.5 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fee arrangements of 0.405%. There are differences in our fee rates across distribution channels, investment strategies and the size of client relationships. As such, a change in the composition of our AUM, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted average fee rates and thus different impact to revenues on the same 10% increase or decrease in the value of our AUM.

We are also subject to market risk due to a decline in the value of our holdings and the holdings of our consolidated subsidiaries, which as of December 31, 2018 consist primarily of equity securities at fair value, trading debt securities and investments in equity method investees. At December 31, 2018, the aggregate value of our assets subject to market risk was $50.5 million. At December 31, 2018, none of our liabilities were subject to market risk. Assuming a 10% increase or decrease, the fair value of these assets would increase or decrease by $5.0 million, at December 31, 2018.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts that we manage, thereby affecting the amount of revenues we earn. The value of our AUM was $33.4 billion as of December 31, 2018 and approximately 38% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 45% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we do not hedge an investment portfolio’s exposure to a non-U.S. currency.

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming that 45% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $1.6 billion, which would cause an annualized increase or decrease in revenues of approximately $6.6 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fee arrangements of 0.405%.

We operate in several foreign countries, but mainly in the United Kingdom. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, although our revenues are predominately realized in U.S. dollar. We do not believe that foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

As of December 31, 2018, approximately $16.8 million of our total cash was primarily held in demand deposit accounts and money market funds. As such, interest rate changes would not have a material impact on the income we earn from these deposits. Our interest sensitive assets and liabilities included trading debt securities. At December 31, 2018, the aggregate value of our assets subject to interest rate risk was $29.7 million. Assuming a 10% increase or decrease, the fair value of these assets would increase or decrease by $3.0 million, at December 31,

2018.  In addition, the Company does not have any debt, and as a result does not have any direct exposure to interest rate risk at December 31, 2018.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the course of their review of our consolidated financial statements as of December 31, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report have issued an audit report on our internal control over financial reporting. This report appears on page F-2 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the proposal “Election of Directors” and under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Other Matters" in the Company’s 2019 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2018 in connection with the solicitation of proxies for the Company’s 2019 annual meeting of shareholders and is incorporated herein by reference ("Company's 2019 Proxy Statement").

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

The information required by this Item is set forth under the headings “Executive Compensation” and "2018 Non-Employee Director Compensation" in the Company’s 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the headings “Security Ownership of Principal Stockholders and Management,” and "Equity Compensation Plan Information," in the Company’s 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Related Party Transactions” and under the subheading “Director Independence” under the proposal "Election of Directors” in the Company’s 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the proposal “Ratification of Independent Auditors” in the Company’s 2019 Proxy Statement.

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

10.24	Indemnification Agreement for Charles D. Johnston, dated as of February 5, 2014, by and among Pzena Investment Management, Inc. and Charles D. Johnston (13)
10.25	Lease, dated as of June 13, 2014, between Mutual of America Life Insurance Company, as Landlord and Pzena Investment Management, LLC, as Tenant (14)

Exhibit	Description of Exhibit
10.26	Amendment No. 3 to Pzena Investment Management, LLC Amended and Restated Operating Agreement, dated November 1, 2014 (15)
10.28	Amendment to the Pzena Investment Management, LLC Amended and Restated Bonus Plan, dated December 2, 2014 (15)
10.29	Form of Unit-Based Award Agreement for Phantom Class B Units (15)
10.30	Form of Class B Unit Agreement - Delayed Exchange (15)
10.31	Form of Class B Unit-Based Agreement for Phantom Class B Units - Revised December, 2015 (16)
10.32	Form of Class B Unit Agreement - Delayed Exchange - Revised December, 2015 (16)
10.33	Amended and Restated Agreement of Limited Partnership of Pzena Investment Management, LP, dated as of January 1, 2016(17)
10.34	Form of Class B Unit Option Agreement - Delayed Exchange (18)
10.35

Amendment, dated as of December 18, 2017, to Tax Receivable Agreement, dated as of October 30, 2007, as amended by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto (18)

10.36

First Amendment of Lease dated November 8th, 2018 amending the Lease, dated as of June 13, 2014, between Mutual of America Life Insurance Company, as Landlord and Pzena Investment Management, LLC as Tenant (filed herewith)

14.1	Code of Business Conduct and Ethics, effective as of October 25, 2007, amended as of February 2019 (filed herewith)
14.2	Code of Ethics for Senior Financial Officers(19)
21.1	List of Subsidiaries of Pzena Investment Management, Inc. (filed herewith)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101

Materials from the Pzena Investment Management, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL):

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

(4)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 5, 2007 (SEC File No. 001-33761).
(5)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2017 (SEC File No. 001-33761).
(6)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2008 (SEC File No. 001-33761).
(7)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008 (SEC File No. 001-33761).
(8)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (SEC File No. 001-33761).

(9)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (SEC File No. 001-33761).
(10)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010 (SEC File No. 001-33761).
(11)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2012 (SEC File No. 001-33761).
(12)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2013 (SEC File No. 001-33761).
(13)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2014 (SEC File No. 001-33761).
(14)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2014 (SEC File No. 001-33761).
(15)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015 (SEC File No. 001-33761)
(16)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016 (SEC File No. 001-33761).
(17)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016 (SEC File No. 001-33761).
(18)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2018 (SEC File No. 001-33761).
(19)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 (SEC File No. 001-33761).

ITEM 16.	FORM OF 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pzena Investment Management, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2019

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

SIGNATURE	TITLE	DATE

/s/ Richard S. Pzena	Chairman, Chief Executive Officer, Co-Chief Investment Officer (principal executive officer)	March 8, 2019
Richard S. Pzena
/s/ Jessica R. Doran	Chief Financial Officer (principal financial and accounting officer)	March 8, 2019
Jessica R. Doran
/s/ John P. Goetz	President, Co-Chief Investment Officer, Director	March 8, 2019
John P. Goetz
/s/ William L. Lipsey	President, Head of Business Development and Client Service, Director	March 8, 2019
William L. Lipsey
/s/ Steven M. Galbraith	Director	March 8, 2019
Steven M. Galbraith
/s/ Joel M. Greenblatt	Director	March 8, 2019
Joel M. Greenblatt
/s/ Richard P. Meyerowich	Director	March 8, 2019
Richard P. Meyerowich
/s/ Charles D. Johnston	Director	March 8, 2019
Charles D. Johnston

INDEX TO FINANCIAL STATEMENTS OF

PZENA INVESTMENT MANAGEMENT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pzena Investment Management, Inc.,

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Pzena Investment Management, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the two years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/PricewaterhouseCoopers LLP

New York, New York

March 8, 2019

We have served as the Company’s auditor since 2017.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	December 31, 2018	December 31, 2017
ASSETS
Cash and Cash Equivalents ($3,733 and $3,717)[1]	$38,099	$63,414
Restricted Cash	1,028	1,017
Due from Broker ($16 and $1,485)[1]	64	1,875
Advisory Fees Receivable	32,590	32,531
Investments ($3,295 and $3,927)[1]	50,470	21,737
Receivable from Related Parties	4,239	1,453
Other Receivables ($13 and $15)[1]	474	132
Prepaid Expenses and Other Assets	1,386	990
Deferred Tax Assets	37,232	39,639
Property and Equipment, Net of Accumulated Depreciation of $3,724 and $3,063, respectively	5,394	6,259
TOTAL ASSETS	$170,976	$169,047
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses ($15 and $14)[1]	$37,266	$31,983
Due to Broker ($4 and $0)[1]	360	144
Liability to Selling and Converting Shareholders	32,389	36,441
Deferred Compensation Liability	1,845	918
Other Liabilities	108	272
TOTAL LIABILITIES	71,968	69,758
Commitments and Contingencies (see Note 12)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 18,398,211 and 18,096,554 Shares Issued and Outstanding in 2018 and 2017, respectively)	183	180
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 51,253,526 and 50,709,673 Shares Issued and Outstanding in 2018 and 2017 respectively)	—	—
Additional Paid-In Capital	3,913	7,915
Retained Earnings	28,871	24,214
Accumulated Other Comprehensive Loss	35	(5)
Total Pzena Investment Management, Inc.'s Equity	33,002	32,304
Non-Controlling Interests	66,006	66,985
TOTAL EQUITY	99,008	99,289
TOTAL LIABILITIES AND EQUITY	$170,976	$169,047

1

Asset and liability amounts in parentheses represent the aggregated balances at December 31, 2018 and 2017 attributable to Pzena International Value Service (a series of Pzena Investment Management, LLC), Pzena Investment Management Special Situations, LLC, and Pzena U.S. Best Ideas (GP), LLC, which were variable interest entities as of December 31, 2018 and 2017, respectively. Aggregated balances of variable interest entities at December 31, 2018 also reflect Pzena Global Best Ideas (GP), LLC.

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Years Ended December 31,
	2018	2017
REVENUE	$153,579	$141,295
EXPENSES
Compensation and Benefits Expenses	61,419	58,904
General and Administrative Expenses	13,405	13,337
TOTAL OPERATING EXPENSES	74,824	72,241
Operating Income	78,755	69,054
OTHER (EXPENSE)/ INCOME
Interest Income	764	213
Interest Expense	(77)	(29)
Dividend Income	154	368
Net Realized and Unrealized (Losses)/ Gains from Investments	(1,183)	2,600
Equity in the (Losses)/ Earnings of Affiliates	(2,347)	1,517
Change in Liability to Selling and Converting Shareholders	48	20,819
Other (Expense)/ Income	(17)	120
Total Other (Expense)/ Income	(2,658)	25,608
Income Before Income Taxes	76,097	94,662
Income Tax Expense	7,778	34,512
Net Income	68,319	60,150
Less: Net Income Attributable to Non-Controlling Interests	54,525	53,242
Net Income Attributable to Pzena Investment Management, Inc.	$13,794	$6,908

Net Income for Basic Earnings per Share	$13,794	$6,908
Basic Earnings per Share	$0.78	$0.40
Basic Weighted Average Shares Outstanding	17,678,874	17,338,348

Net Income for Diluted Earnings per Share	$55,347	$40,064
Diluted Earnings per Share[1]	$0.77	$0.40
Diluted Weighted Average Shares Outstanding[2]	71,934,144	70,934,362

Cash Dividends per Share of Class A Common Stock	$0.51	$0.37

1

During the year ended ended December 31, 2017, the calculation of diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted earnings per share is assumed to be equal to basic earnings per share. Please refer to Note 5, "Earnings per Share," for further details.

2

The Company issues restricted share of Class A common stock and restricted Class B units that have non-forfeitable dividend rights. Under the “two-class method,” these shares and units are considered participating securities and are required to be included in the computation of diluted earnings per share.

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2018	2017
NET INCOME	$68,319	$60,150
OTHER COMPREHENSIVE (LOSS)/ INCOME
Foreign Currency Translation Adjustment	(152)	122
Total Other Comprehensive (Loss)/ Income	(152)	122
Comprehensive Income	68,167	60,272
Less: Comprehensive Income Attributable to Non-Controlling Interests	54,333	53,344
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$13,834	$6,928

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/ (Loss)	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2016	17,340,090	50,461,598	$173	$5,996	$(25)	$22,349	$52,841	$81,334
Adjustment for the Cumulative Effect of Applying ASU 2016-09	—	—	—	—	—	1,377	—	1,377
Adjusted Balance at January 1, 2017	17,340,090	50,461,598	173	5,996	(25)	23,726	52,841	82,711
Unit Conversion	855,535	(855,535)	9	1,600	—	—	(1,059)	550
Amortization of Non-Cash Compensation	34,934	443,198	—	1,070	—	—	3,092	4,162
Issuance of Shares under Equity Incentive Plan	—	620,543	—	1,118	—	—	3,295	4,413
Sale of Shares Under Equity Incentive Plan	—	31,803	—	51	—	—	153	204
Directors' Shares	—	—	—	121	—	—	360	481
Net Income	—	—	—	—	—	6,908	53,242	60,150
Foreign Currency Translation Adjustments	—	—	—	—	20	—	102	122
Options Exercised	16,722	41,781	—	—	—	—	—	—
Repurchase and Retirement of Class A Common Stock	(150,727)	—	(2)	(1,488)	—	—	—	(1,490)
Repurchase and Retirement of Class B Units	—	(33,715)	—	(96)	—	—	(278)	(374)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	4,166	4,166
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(44,095)	(44,095)
Class A Cash Dividends Declared and Paid ($0.37 per share)	—	—	—	—	—	(6,420)	—	(6,420)
Effect of Deconsolidation	—	—	—	—	—	—	(5,291)	(5,291)
Other	—	—	—	(457)	—	—	457	—
Balance at December 31, 2017	18,096,554	50,709,673	$180	$7,915	$(5)	$24,214	$66,985	$99,289
Unit Conversion	1,141,663	(1,141,663)	11	2,498	—	—	(1,634)	875
Amortization of Non-Cash Compensation	20,000	505,134	—	1,479	—	—	4,240	5,719
Issuance of Shares under Equity Incentive Plan	—	300,931	—	1,096	—	—	3,095	4,191
Sale of Shares Under Equity Incentive Plan	—	897,813	—	1,343	—	—	3,850	5,193
Directors' Shares	—	—	—	141	—	—	410	551
Net Income	—	—	—	—	—	13,794	54,525	68,319
Foreign Currency Translation Adjustments	—	—	—	—	40	—	(192)	(152)
Options Exercised	—	29,698	—	—	—	—	—	—
Repurchase and Retirement of Class A Common Stock	(860,006)	—	(8)	(8,586)	—	—	—	(8,594)
Repurchase and Retirement of Class B Units	—	(48,060)	—	(74)	—	—	(217)	(291)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	272	272
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(66,982)	(66,982)
Class A Cash Dividends Declared and Paid ($0.51 per share)	—	—	—	—	—	(9,137)	—	(9,137)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(245)	—	—	—	(245)
Other	—	—	—	(1,654)	—	—	1,654	—
Balance at December 31, 2018	18,398,211	51,253,526	$183	$3,913	$35	$28,871	$66,006	$99,008

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net Income	$68,319	$60,150
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	995	1,024
Loss on Disposal of Fixed Assets	36	6
Non-Cash Compensation	9,819	10,182
Directors' Share Grants	551	481
Net Realized and Unrealized Losses/ (Gains) from Investments	1,183	(2,600)
Equity in the Losses/ (Earnings) of Affiliates	2,347	(1,517)
Accretion of Discount	(90)	—
Non-Cash Performance Fees	—	(237)
Foreign Currency Translation Adjustment	(152)	122
Change in Liability to Selling and Converting Shareholders	(48)	(26,427)
Deferred Income Taxes	4,620	37,269
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(59)	(6,205)
Due from Broker	1,878	(1,026)
Prepaid Expenses and Other Assets	(738)	(60)
Due to Broker	216	127
Accounts Payable, Accrued Expenses, and Other Liabilities	6,430	2,566
Tax Receivable Agreement Payments	(5,880)	(4,155)
Purchases of Investments	(23,853)	(41,077)
Proceeds from Sale of Investments	22,025	40,329
Net Cash Provided by Operating Activities	87,599	68,952
INVESTING ACTIVITIES
Purchases of Investments	(41,603)	(869)
Proceeds from Sale of Investments	11,191	2,180
Payments to Related Parties	(2,786)	(445)
Purchase of Property and Equipment	(166)	(324)
Net Cash (Used in)/ Provided by Investing Activities	(33,364)	542
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(8,594)	(1,490)
Repurchase and Retirement of Class B Units	(291)	(374)
Sale of Shares under Equity Incentive Plan	5,193	204
Distributions to Non-Controlling Interests	(66,982)	(44,095)
Contributions from Non-Controlling Interests	272	4,166
Dividends	(9,137)	(6,420)
Net Cash Used in Financing Activities	(79,539)	(48,009)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(25,304)	$21,485
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of Year	$64,431	$47,158
Effect of Deconsolidation of Affiliates	—	(4,212)
Net Change in Cash, Cash Equivalents and Restricted Cash	(25,304)	21,485
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of Year	$39,127	$64,431
Supplementary Cash Flow Information:
Unit Conversion	$875	$550
Issuance of Shares under Equity Incentive Plan	$4,191	$4,413
Income Taxes Paid	$500	$797

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

The operating company is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of December 31, 2018, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company has consolidated the results of operations and financial condition of the following entities as of December 31, 2018:

Legal Entity	Type of Entity (Date of Formation)	Ownership at December 31, 2018
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (1/08/2015)	100.0%
Pzena U.S. Best Ideas (GP), LLC	Delaware Limited Liability Company (11/16/2017)	100.0%
Pzena Global Best Ideas (GP), LLC	Delaware Limited Liability Company (2/15/2018)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena International Small Cap Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (6/28/2018)	97.1%
Pzena International Value Service, a series of the Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	50.8%

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Pursuant to the Consolidation Topic of the FASB Accounting Standards Codification ("FASB ASC"), for legal entities evaluated for consolidation, the Company determines whether interests it holds and fees paid to it qualify as a variable interest. If it is determined that the Company does not have a variable interest in the entity, no further analysis is required, and the Company does not consolidate the entity.  If it is determined that the Company has a variable interest, it considers its direct economic interests and the proportionate indirect interests through related parties to determine if it is the primary beneficiary of the VIE.

For equity investments where the Company does not control the investee, and where it is not the primary beneficiary of a VIE but can exert significant influence over the financial and operating policies of the investee, the Company follows the equity method of accounting.  The evaluation of whether the Company exerts control or significant influence over the financial and operating policies of the investee requires significant judgment based on the facts and circumstances surrounding each investment. Factors considered in these evaluations may include the type of investment, the legal structure of the investee, the terms of the investment agreement, or other agreements with the investee.

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

During 2014, the Company provided the initial cash investment for three Pzena mutual funds in an effort to generate an investment performance track record to attract third-party investors.  During 2016, the Company provided the initial cash investment for the launch of a fourth Pzena mutual fund: the Pzena Small Cap Value Fund. During 2018, the Company provided the initial cash investment for the launch of a fifth Pzena mutual fund: the Pzena International Small Cap Value Fund.   Due to their series fund structure, registration, and compliance with the requirements of the Investment Company Act of 1940, these funds are analyzed for consolidation under the voting interest model.  As a result of the Company's initial interests, it consolidated the Pzena Mid Cap Value Fund, Pzena Long/Short Value Fund, Pzena Emerging Markets Value Fund, Pzena Small Cap Value Fund, and Pzena International Small Cap Value Fund.  On July 11, 2016, due to additional subscriptions into the Pzena Small Cap Value Fund, the Company's ownership decreased to 36.1%.  On November 9, 2017 and December 21, 2017 due to additional subscriptions into the Pzena Mid Cap Value Fund and Pzena Long/Short Value Fund, respectively, the Company's ownership decreased to 41.7% and 35.5%, respectively.  As the Company was no longer deemed to control the funds, it deconsolidated the entities, removed the related assets, liabilities and non-controlling interest from its balance sheet and classified the Company's remaining investments as equity method investments. In addition, as of December 31, 2018, the Company withdrew its initial cash investment in Pzena Emerging Markets Value Fund and removed the equity method investment from its balance sheet.

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC.  The operating company is considered the primary beneficiary of this entity.  At December 31, 2018, Pzena International Value Service’s $3.0 million in net assets were included in the Company’s consolidated statements of financial condition.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

These consolidated investment partnerships are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these investment partnerships pursuant to U.S. GAAP.

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated continue to receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company.  The total net assets of these VIEs was approximately $205.4 million and $165.5 million at December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018 and December 31, 2017, in order to satisfy certain of the Company's obligations under its deferred compensation programs, the operating company had $2.4 million and $3.0 million in investments, respectively, in certain of these firm-sponsored vehicles, for which the Company was not deemed to be the primary beneficiary.  The Company's exposure to risk in the non-consolidated VIEs is generally limited to any equity investment and any uncollected management fees.  As of December 31, 2018 and December 31, 2017, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $2.7 million and $3.2 million, respectively.

Accounting Pronouncements Adopted in 2018:

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The Company completed its overall assessment of its revenue streams and review of related contracts potentially affected by the new standard, including base management fees, performance fees, and fulcrum fee arrangements. Based on this assessment, the Company concluded that ASU No. 2014-09 did not change the method in which the Company currently recognizes revenue. The Company also completed its evaluation of certain costs related to revenue streams to determine whether such costs should be presented as expenses or contra-revenue. Based on its evaluation, the Company concluded that the classification of fund expense cap reimbursements should change upon adoption. The Company adopted ASU No. 2014-09 as of January 1, 2018 using a modified retrospective approach. The adoption of the new standard requires the Company to present fund expense cap reimbursements net against Revenue. Prior to adoption, these expense cap reimbursements were presented as a component of General and Administrative Expense. These classification changes resulted in immaterial changes to both revenue and expense. In accordance with the historic method of accounting under ASC Topic 605, Revenue and General and Administrative Expenses would have been higher by $0.9 million for the year ended December 31, 2018. As the implementation of the new standard did not impact the measurement or recognition of revenue, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the fund expense cap reimbursement reclassifications noted above. The Company has included additional disclosures associated with the disaggregation of revenue and performance obligations.

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Revenue from advisory fees is disaggregated into categories based on the composition of the Company's client base and advisory fee structure for the years ended December 31, 2018, and 2017:

	For the Years Ended December 31,
Revenue	2018	2017
	(in thousands)
Separately Managed Accounts
Asset-Based Fees	$77,144	$75,545
Performance-Based Fees	—	874
Total Separately Managed Fees	77,144	76,419

Sub-Advised Accounts
Asset-Based Fees	$61,475	$52,952
Decrease in Asset-Based Fees	(187)	—
Performance-Based Fees	2,867	2,051
Total Sub-Advised Fees	64,155	55,003

Pzena Funds
Asset-Based Fees	$13,136	$9,638
Expense Cap Reimbursements	(868)	—
Performance-Based Fees	12	235
Total Pzena Funds Fees	12,280	9,873
Total	$153,579	$141,295

Cash and Cash Equivalents:

At December 31, 2018 and 2017, Cash and Cash Equivalents was $38.1 million and $63.4 million, respectively. The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposits, other accounts whose balances often exceed federally insured limits and treasury money market funds. Cash is stated at cost, which approximates fair value.

Interest on cash and cash equivalents is recorded as Interest Income on an accrual basis in the consolidated statements of operations.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Restricted Cash:

At both December 31, 2018, and 2017, the Company had $1.0 million of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition. These balances reflect a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.

The following table reconciles cash, cash equivalents, and restricted cash per the consolidated statements of cash flows to the consolidated statements of financial condition.

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cash and Cash Equivalents	$38,099	$63,414	$43,522
Restricted Cash	1,028	1,017	3,636
Total	$39,127	$64,431	$47,158

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

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any.  For the years ended December 31, 2018 and 2017, no impairment losses were recognized.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions. For the year ended December 31, 2018 and 2017, approximately 11.4% and 11.3%, respectively, of the Company's advisory fees were generated from advisory agreements with one client relationship. At December 31, 2018 and 2017, no allowance for doubtful accounts has been deemed necessary.

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more-likely-than-not to be realized.  At December 31, 2018 and 2017, the Company did not have a valuation allowance recorded against its deferred tax assets.

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

Foreign Currency:

The functional currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  A charge or credit is recorded to other comprehensive (loss)/ income to reflect the translation of

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary.  Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations.  For the year ended December 31, 2018, the Company recorded $0.2 million of other comprehensive loss associated with foreign currency translation adjustments.  For the year ended December 31, 2017, the Company recorded approximately $0.1 million of other comprehensive income associated with foreign currency translation adjustments.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This amended standard was written to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. The new guidance, along with the amendments, is effective on January 1, 2019, with early adoption permitted. The Company expects to adopt the new standard as of January 1, 2019, using the modified retrospective transition approach. The adoption is expected to result in an approximately $15 million increase in total assets and liabilities during the first quarter of 2019. The adoption of the new standard is not expected to affect the Company's consolidated statements of operations and cash flows. The Company’s future financial statements will include additional disclosures as required by ASU 2016-02.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3 — Compensation and Benefits

Compensation and benefits expenses to employees and members is comprised of the following:

	For the Years Ended December 31,
	2018	2017
	(in thousands)
Cash Compensation and Other Benefits	$51,600	$48,722
Non-Cash Compensation	9,819	10,182
Total Compensation and Benefits Expense	$61,419	$58,904

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  Details of awards of Class B units of the operating company, Delayed Exchange Class B units, phantom Delayed Exchange Class B units, phantom Class B units of the operating company, options to purchase Class A common stock or Class B units, options to purchase Delayed Exchange Class B units, and shares of Class A common stock awarded for the two years ended December 31, 2018 are as follows:

	For the Years Ended December 31,
	2018		2017
	Amount	Fair Value[1]	Amount	Fair Value[1]
Restricted Class B Units	9,372	$10.67	40,500	$11.11
Delayed Exchange Class B Units[2]	300,931	$7.04	620,023	$7.11
Deferred Compensation Phantom Delayed Exchange Class B Units[3]	266,298	$5.97	232,667	$7.04
Options to Purchase Delayed Exchange Class B Units[4]	2,442,948	$1.95	2,630,000	$2.30
Phantom Delayed Exchange Class B Units[5]	2,216,064	$3.61	—	$—
Phantom Class B Units[6]	—	$—	5,200	$9.61
Options to Purchase Shares of Class A Common Stock[7]	—	$—	50,000	$3.04
Options to Purchase Class B Units[7]	—	$—	320,000	$3.04

1	Represents the weighted average grant date estimated fair value per share, unit, or option.
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

4

Represents options to purchase Delayed Exchange Class B units issued under 2006 Equity Incentive Plan (as defined below). Of these options, 1,062,820 become exercisable immediately and 1,380,128 become exercisable five years from the date of grant. Upon exercise, the resulting Delayed Exchange Class B units may not be exchanged pursuant the Amended and Restated Operating Agreement until the seventh anniversary of the exercise date and are not entitled to any benefits under the Tax Receivable Agreement.

5

Represents phantom Delayed Exchange Class B units issued under the 2006 Equity Incentive Plan (as defined below). These phantom units vest ratably over ten years and are not entitled to receive dividends or dividend equivalents until vested. Upon vesting, the resulting Delayed Exchange Class B units may not be exchanged pursuant the Amended and Restated Operating Agreement until the seventh anniversary of the vesting date and are not entitled to any benefits under the Tax Receivable Agreement.

6

Represents phantom Class B units issued under the 2006 Equity Incentive Plan (as defined below). These phantom units vest ratably over ten years and are not entitled to receive dividends or dividend equivalents until vested.

7

Represents options to purchase shares of Class A common stock or Class B units under the 2006 Equity Incentive Plan and 2007 Equity Incentive Plan (as defined below), respectively. These options become exercisable five years from the date of grant.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

As part of the Company's year-end bonus structure, certain employee members may elect to have all or part of year-end cash compensation paid in the form of cash, or equity issued pursuant to Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”).  For the year ended December 31, 2018, $4.1 million of cash compensation was elected to be paid in the form of equity, which was issued and vested immediately on January 1, 2019.  Details of these awards issued on January 1, 2019 are as follows:

	January 1,
	2019
	Amount	Fair Value[1]
Phantom Delayed Exchange Class B Units[2]	1,301,936	$3.61
Options to Purchase Delayed Exchange Class B Units[3]	94,488	$1.27
Delayed Exchange Class B Units[4]	585,682	$5.97

1	Represents the weighted average grant date estimated fair value per share, unit, or option as of December 31, 2018.
2

Represents phantom Delayed Exchange Class B units issued under the 2006 Equity Incentive Plan (as defined below). These phantom units vest ratably over ten years and are not entitled to receive dividends or dividend equivalents until vested. Upon vesting, the resulting Delayed Exchange Class B units may not be exchanged pursuant the Amended and Restated Operating Agreement until the seventh anniversary of the vesting date and are not entitled to any benefits under the Tax Receivable Agreement.

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

Pursuant to the 2006 Equity Incentive Plan, the operating company issues Class B units, phantom Class B units, and options to purchase Class B units. The Company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan. These Delayed Exchange Class B units may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date they vest.  These Delayed Exchange Class B units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and current, future and past members of the operating company.  The Company also issues phantom Delayed Exchange Class B units and options to purchase Delayed Exchange Class B units.  Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock, options to purchase Class A common stock and contingently vesting options to acquire shares of Class A common stock.  During the year ended December 31, 2018, 54,388 options to purchase Class B units were forfeited in connection with an employee departure. During the year ended December 31, 2017, 1,000,000 contingently vesting options were forfeited in connection with an employee departure.  Sadly, the Company's Executive Vice President and Executive Committee member passed away on July 22, 2017.  As a result, 549,888 phantom Class B units did not vest and were forfeited.  During the years ended December 31, 2018 and 2017, no contingently vesting options vested.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options as designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four years period.  As of December 31, 2018 and 2017, the liability associated with deferred compensation investment accounts was $1.8 million and $0.9 million, respectively.  During the year ended December 31, 2017, the vesting of 5,739 deferred compensation phantom Class B units and $1.5 million in deferred compensation investments was accelerated due to both the passing of the Company's Executive Vice President and an employee departure.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of the compensation otherwise payable in

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Elections of deferred stock units result in the issuance of phantom shares of Class A common stock.  Distributions under the Director Plan shall be made in a single distribution of shares of our Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  During the years ended December 31, 2018 and 2017, the directors were awarded 51,500 and 44,786 phantom shares of Class A common stock, respectively, reflecting the annual deferral of compensation and additional phantom shares issued as of each date, and in the amount of dividends and/or special dividends and distributions that are paid with respect to Class A common stock of the Company. As of December 31, 2018 and 2017, there were 387,516 and 336,016 phantom shares of Class A common stock outstanding, respectively.  There were no distributions made under the Director Plan during the years ended December 31, 2018 and 2017.

The Company uses a fair value method in recording the expense associated with the granting of Class B units, Delayed Exchange Class B units, phantom Delayed Exchange Class B units, options to purchase Class A common stock and Class B units, options to purchase Delayed Exchange Class B units, and shares of Class A common stock under the 2006 and 2007 Equity Incentive Plans; phantom Delayed Exchange Class B units under the Bonus Plan; and phantom shares of Class A common stock under the Director Plan.

The fair value of awarded restricted shares of Class A common stock under the 2007 Equity Incentive Plan and phantom shares of Class A common stock under the Director Plan is determined based on the closing market price of our Class A common stock on the date of grant.  The fair value of awarded Class B units under the 2006 Equity Incentive Plan is determined by reference to the market price of our Class A common stock on the date of grant, since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis and adjusted for the impact of award terms on the value of the award. Certain of the restricted shares of Class A common stock are not entitled to dividends or dividend equivalents while unvested.  The fair value of these awards is determined based on the closing market price of our Class A common stock on the date of grant, net of the present value of the dividends using the applicable risk-free interest rate.  The Delayed Exchange Class B Units have a seven years exchange limitation and are not entitled to any benefits under the tax receivable agreement.  The fair value of these awards is determined based on the closing market price of our Class A common stock on the date of grant, net of the effects of these terms. The Company also issued options to purchase Delayed Exchange Class B units. The fair value of these options is determined using an option pricing model where the strike price reflects the fair value of Delayed Exchange Class B units on the date of grant. Certain of the phantom Delayed Exchange Class B units are not entitled to dividends or dividend equivalents while unvested.

The fair value of options to purchase Class B units, shares of Class A common stock, and Delayed Exchange Class B units is determined by using an appropriate option pricing model on the grant date. For each of the years ended December 31, 2018 and 2017 the Company issued options valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	2018	2017
	January 1,	January 1,
Weighted Average Time Until Exercise	7 years	7 years
Expected Volatility	42%	42%
Risk-Free Rate	2.36%	2.25%
Dividend Yield	4.50%	3.15%

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Dividend Yield — The dividend yield is based on the Company’s anticipated dividend payout over the expected term of the option awards.

The following is a summary of the option activity for the two years ended December 31, 2018:

	For the Years Ended December 31,
	2018		2017
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning Balance	6,191,502	$9.59	4,703,722	$11.53
Options Granted[1]	2,442,948	7.04	3,000,000	7.95
Options Cancelled	(185,388)	10.29	(1,163,310)	13.07
Options Exercised	(51,500)	4.33	(348,910)	9.98
Ending Balance	8,397,562	$8.87	6,191,502	$9.59

1

Options granted for the year ended December 31, 2018 include 2,442,948 of options to purchase Delayed Exchange Class B units. Options granted for the year ended December 31, 2017 include 2,630,000 of options to purchase Delayed Exchange Class B units, 320,000 options to purchase Class B units, and 50,000 options to purchase Class A common stock.

The weighted average grant-date fair values per options issued in 2018 and 2017 were $1.95 and $2.39, respectively.  The 51,500 options exercised in 2018 resulted in 29,698 net Class B units issued, as a result of the redemption of 21,802 Class B units for the cashless exercise of the options. The 348,910 options exercised in 2017 resulted in 41,781 net Class B units issued, as a result of the redemption of 257,129 Class B units for the cashless exercise of the options and 16,722 net Class A shares issued, as a result of the redemption of 33,278 Class A shares for the cashless exercise of options. The 185,388 and 1,163,310 options to purchase Class B units that were cancelled during 2018 and 2017, respectively, were in connection with employee departures and option expirations.

Exercise prices for options outstanding and exercisable as of December 31, 2018 are as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding as of December 31, 2018	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2018	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price
$4.22 – $5.00	61,334	3.0	$4.77	61,334	3.0	$4.77
$5.00 – $10.00	5,944,094	7.4	7.20	1,933,966	5.4	7.44
$10.00 – $15.00	2,392,134	4.2	13.11	22,134	5.0	10.26
$4.22 – $15.00	8,397,562	6.5	$8.87	2,017,434	5.3	$7.39

Based on the closing market price of the Company’s Class A common stock on December 31, 2018, the aggregate intrinsic value of the Company’s options was as follows:

	Options Outstanding	Options Exercisable
	(in thousands)
Aggregate Intrinsic Value	$8,843	$2,571

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Phantom Class B units and Phantom Delayed Exchange Class B units issued pursuant to the Bonus Plan, which vest ratably over four years, are summarized as follows:

	For the Years Ended December 31,
	2018		2017
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	470,692	$6.76	335,569	$6.52
Phantom Delayed Exchange Class B Units Issued[1]	266,298	5.97	232,667	7.04
Vesting of Phantom Delayed Exchange Class B Units[1]	(149,973)	6.59	(91,805)	6.30
Vesting of Phantom Class B Units	—	—	(5,739)	11.76
Ending Balance	587,017	$6.45	470,692	$6.76

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

Phantom Class B units and Phantom Delayed Exchange Class B units issued pursuant to the 2006 Equity Incentive Plan, which vest ratably over 10 years and are not eligible to receive dividends or dividend equivalents until vested, are summarized as follows:

	For the Years Ended December 31,
	2018		2017
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	1,725,465	$5.05	2,599,656	$4.92
Phantom Delayed Exchange Class B Units Issued	2,216,064	3.61	—	—
Phantom Class B Units Issued	—	—	5,200	9.61
Vesting of Phantom Class B Units	(329,503)	4.89	(329,503)	4.89
Phantom Class B Units Forfeited	—	—	(549,888)	4.55
Ending Balance	3,612,026	$4.18	1,725,465	$5.05

As of December 31, 2018 and 2017, the Company had approximately $39.5 million and $32.6 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan; Class B units, option grants, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock issued under the 2007 Equity Incentive Plan.  The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

As of December 31, 2018, the total units and shares remaining available for future issuance under the equity incentive plans are as follows:

Plan	Number of Securities Remaining Available For Future Issuance Under Equity Incentive Plans
Pzena Investment Management, LLC 2006 Equity Incentive Plan	9,306,795
Pzena Investment Management, Inc. 2007 Equity Incentive Plan	13,255,393
Total	22,562,188

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4 — Employee Benefit Plans

The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  During the years ended December 31, 2018 and 2017, the expense recognized in connection with this plan was $1.0 million and $0.9 million, respectively.

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

For the years ended December 31, 2018 and 2017, the Company’s basic earnings per share was determined as follows:

	For the Years Ended December 31,
	2018	2017
	(in thousands, except share and per share amounts)
Net Income Allocated to:
Class A Common Stock	$13,794	$6,907
Participating Shares of Restricted Class A Common Stock	—	1
Net Income for Basic Earnings Per Share	$13,794	$6,908
Basic Weighted-Average Shares Outstanding	17,678,874	17,335,689
Add: Participating Shares of Restricted Class A Common Stock[1]	—	2,659
Total Basic Weighted-Average Shares Outstanding	17,678,874	17,338,348
Basic Earnings per Share	$0.78	$0.40

1

Certain unvested shares of Class A common stock granted to employees have nonforfeitable rights to dividends and therefore participate fully in the results of the Company from the date they are granted.  They are included in the computation of basic earnings per share using the two-class method for participating securities.

Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding membership units of the operating company, phantom Class B units, phantom Class A common stock, phantom Delayed Exchange Class  B units, outstanding Class B unit options, options to purchase Class A common stock, and restricted Class A common stock, to the extent they would have a dilutive effect on earnings per share for the reporting period.  Net income for diluted earnings per share generally assumes all outstanding operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to the Company's net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate, exclusive of one-time charges and adjustments associated with both the valuation allowance and the liability to selling and converting shareholders.  When this conversion results in an increase in earnings per share or a decrease in loss per share, diluted net income and diluted earnings per share are assumed to be equal to basic net income and basic earnings per share for the reporting period.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2018 and 2017, the Company’s diluted net income was determined as follows:

	For the Years Ended December 31,
	2018	2017
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$54,733	$52,379
Less: Assumed Corporate Income Taxes	(13,180)	19,223
Assumed After-Tax Income of Pzena Investment Management, LLC	41,553	33,156
Net Income of Pzena Investment Management, Inc	13,794	6,908
Diluted Net Income	$55,347	$40,064

Under the two-class method, earnings per share is calculated by dividing net income for diluted earnings per share by the weighted average number of common shares outstanding during the period, plus the dilutive effect of any potential common shares outstanding during the period using the more dilutive of the treasury method or two-class method.  The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared and undistributed earnings for the period.  The Company’s net income for diluted earnings per share is reduced by the amount allocated to participating Class B units for purposes of calculating earnings per share.  Dividend equivalent distributions paid per share on the Company’s unvested Class B units are equal to the dividends paid per share of Class A common stock of the Company.

For the years ended December 31, 2018 and 2017, the Company’s diluted earnings per share were determined as follows:

	For the Years Ended December 31,
	2018	2017
	(In thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$55,308	$40,025
Participating Shares of Restricted Class A Common Stock	—	1
Participating Class B Units	39	38
Total Diluted Net Income Attributable to Shareholders	$55,347	$40,064
Basic Weighted-Average Shares Outstanding	17,678,874	17,338,348
Dilutive Effect of Class B Units	51,617,114	51,108,030
Dilutive Effect of Options[1]	1,046,710	583,669
Dilutive Effect of Phantom Units	1,482,228	1,767,130
Dilutive Effect of Restricted Shares of Class A Common Stock[2]	60,618	72,299
Dilutive Weighted-Average Shares Outstanding	71,885,544	70,869,476
Add: Participating Class B Units[3]	48,600	64,886
Total Dilutive Weighted-Average Shares Outstanding	71,934,144	70,934,362
Diluted Earnings per Share[4]	$0.77	$0.56

1	Represents the dilutive effect of options to purchase Class B units, Delayed Exchange Class B units, and Class A common stock.
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

Approximately 0.4 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 2.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the year ended December 31, 2018, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.  Approximately 0.6 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 2.0 million contingent options to purchase Class A common stock were excluded from the calculation of diluted earnings per share for the year ended December 31, 2017, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.

Note 6 — Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit. As of December 31, 2018, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 26.4% and 73.6%, respectively, of the economic interests in the operations of the business.  As of December 31, 2017, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 26.3% and 73.7%, respectively, of the economic interests in the operations of the business.

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

On December 21, 2018 and December 21, 2017, certain of the operating company’s members exchanged an aggregate of 1,141,663 and 855,535, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company.  These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The incremental assets and liabilities assumed in the exchanges were recorded on December 21, 2018 and December 21, 2017 as follows:

	December 21, 2018	December 21, 2017
	(in thousands)
Pzena Investment Management, LLC Members' Capital	$15,341	$11,453
Pzena Investment Management, LLC Accumulated Deficit	(13,707)	(10,396)
Realizable Deferred Tax Asset	1,867	2,090
Net Tax Receivable Liability to Converting Unitholders	(1,587)	(1,538)
Total	$1,914	$1,609
Common Stock, at Par	$11	$9
Additional Paid-in Capital	1,903	1,600
Total	$1,914	$1,609

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

During the year ended December 31, 2018, the Company purchased and retired 860,006 shares of Class A common stock and 48,060 Class B units at an average price per share of $9.99 and $8.13, respectively.  During the year ended December 31, 2017, the Company purchased and retired 150,727 shares of Class A common stock and 33,715 Class B units at an average price per share of $9.88 and $10.89, respectively.  The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

During the years ended December 31, 2018 and 2017, 897,813 and 31,803 Delayed Exchange Class B units were issued for approximately $5.2 million and $0.2 million in cash, respectively, to certain employee members pursuant to the 2006 Equity Incentive Plan.

Note 7 — Non-Controlling Interests

Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Years Ended December 31,
	2018	2017
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$54,733	$52,379
Non-Controlling Interests of Consolidated Subsidiaries	(208)	863
Non-Controlling Interests	$54,525	$53,242

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as redemptions by investors in the Company’s consolidated subsidiaries.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 — Investments

The following is a summary of Investments:

	As of
	December 31, 2018	December 31, 2017
	(in thousands)
Equity Investments, at Fair Value
Equity Securities	$9,567	$5,452
Mutual Funds	24,653	—
Total Equity Investments, at Fair Value	$34,220	$5,452
Trading Securities
U.S. Treasury Bills	5,283	—
Total Trading Securities	5,283	—
Investment in Equity Method Investees	10,967	16,285
Total	$50,470	$21,737

Investment Securities, Trading

Investments, at Fair Value consisted of the following at December 31, 2018:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$10,112	$(545)	$9,567
Mutual Funds	24,677	(24)	24,653
Total Equity Investments, at Fair Value	$34,789	$(569)	$34,220

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
U.S. Treasury Bills	$5,283	$—	$5,283
Total Trading Securities	$5,283	$—	$5,283

Investments, at Fair Value consisted of the following at December 31, 2017:

	Cost	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Equity Securities	$4,399	$1,053	$5,452
Total Equity Investments, at Fair Value	$4,399	$1,053	$5,452

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies.  The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds.  The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Investments on the consolidated statements of financial condition. On November 9, 2017 and December 21, 2017 due to additional subscriptions into the Pzena Mid Cap Value Fund and Pzena Long/Short Value Fund, respectively, the Company's ownership decreased to 41.7% and 35.5%, respectively.  As the Company was no longer deemed to control the funds, it deconsolidated the entities,

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

removed the related assets, liabilities and non-controlling interest from its balance sheet and classified the Company's remaining investments as equity method investments.  As of December 31, 2018, the Company's investments range between 1% and 17% of the capital of these entities and have an aggregate carrying value of $11.0 million.

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

Level 1 assets consist primarily of certain cash equivalents and equity investments held at fair value. Cash investments in actively traded money market funds are measured at net asset values. Equity securities are exchange-traded securities with quoted prices in active markets. The fair value of investments in mutual funds are based on published net asset values.

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

Also included in the Company's consolidated statements of financial condition are investments in American Depositary Receipts (“ADRs”) and Global Depositary Receipts (“GDRs”).  Certain of the Company’s ADRs and GDRs may not be listed on a public exchange and may be valued using an evaluated price based on a compilation of observable market information. Inputs used include currency factors, depositary receipt ratios, exchange prices of underlying and common stock of the same issuer, and adjustments for corporate actions. ADRs and GDRs valued using an evaluated price have been classified as Level 2.

The investments in equity method investees are held at their carrying value.

The following tables present these instruments’ fair value at December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money Market Funds	$23	$—	$—	$23
U.S. Treasury Bills	—	21,293	—	21,293
Corporate Bonds	—	3,064	—	3,064
Equity Investments, at Fair Value:
Equity Securities	8,960	607	—	9,567
Mutual Funds	24,653	—	—	24,653
Trading Securities:
U.S. Treasury Bills	—	5,283	—	5,283
Total	$33,636	$30,247	$—	$63,883

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The following tables present these instruments’ fair value at December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity Investments, at Fair Value:
Equity Securities	$5,452	$—	$—	$5,452

Transfers among levels, if any, are recorded as of the beginning of the reporting period.  For the years ended December 31, 2018, and 2017, there were no transfers between levels.  In addition, the Company did not hold any Level 3 securities as of December 31, 2018 and did not hold any Level 2 or Level 3 securities as of December 31, 2017.

Note 10 — Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	December 31, 2018	December 31, 2017
	(in thousands)
Leasehold Improvements	$6,832	$6,832
Furniture and Fixtures	1,191	1,190
Computer Hardware	530	686
Computer Software	370	333
Office Equipment	195	281
Total	9,118	9,322
Less: Accumulated Depreciation and Amortization	(3,724)	(3,063)
Total	$5,394	$6,259
Depreciation is included in general and administrative expense and totaled $1.0 million and $1.0 million for the years ended December 31, 2018, and 2017, respectively.

Note 11 — Related Party Transactions

For the years ended December 31, 2018, and 2017, the Company earned $1.0 million and $0.4 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company.

During the year ended December 31, 2018, and 2017, the Company offered loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting.  Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by units held by the employee.  These loans are full recourse in nature and totaled $1.3 million and $1.4 million at December 31, 2018, and 2017, respectively.

The operating company, as the investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds.  The Company recognized $1.1 million of such expenses for the year ended December 31, 2018, and $1.1 million for the year ended December 31, 2017.

As of December 31, 2018, the operating company withdrew its initial cash investment in Pzena Emerging Market Value Fund and removed the equity method investment from its balance sheet. Due to the timing of trades, the Company recorded the transaction as a $2.8 million Receivable from Related Parties as of December 31, 2018.

The operating company manages the personal funds of certain of the Company’s employees, including the CEO and its two Presidents.  The operating company also manages accounts beneficially owned by a private fund in

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

which certain of the Company’s executive officers invest. Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors. The operating company also manages the personal funds of some of its employees’ family members. Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.6 million for the year ended December 31, 2018, and $0.8 million in the year ended December 31, 2017.  The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was approximately $0.1 million in the years 2018 and 2017.

Pursuant to a tax receivable agreement signed between the members of the operating company and the Company, 85% of the cash savings generated by tax elections discussed in Note 13 — Income Taxes, are distributed to the selling and converting shareholders upon the realization of this benefit.  For the years ended December 31, 2018, and 2017, $1.1 million and $1.0 million, respectively, of such payments were made to certain directors, executive officers and employees of the Company.

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

During the year ended December 31, 2015, the Company moved to its new corporate headquarters.  The new office space is leased under a non-cancellable operating lease agreement that expires on December 31, 2025.  The Company reflects minimum lease expense for its headquarters on a straight-line basis over the lease term.  During September 2016, the Company terminated its five-year sublease agreement which commenced on May 1, 2015.  The Company entered into a new four-year sublease agreement commencing on October 1, 2016 that is cancellable by either the Company or sublessee given appropriate notice after the thirty-first month following the commencement of the sublease agreement.  During the year ended December 31, 2018, the Company amended its sublease agreement which became cancellable at any time after December 31, 2018, given thirty days prior written notice.

During December 2018, the Company signed a non-cancellable amendment to the corporate headquarters lease to obtain additional space that expires on December 31, 2025.  In accordance with ASC 840, Leases, the lease term has not yet commenced because the Company does not have the right to use or control the physical access to the additional space until early 2019.  As such, the Company has not recorded any lease expenses associated with the amendment to the corporate headquarter lease for the year ended December 31, 2018.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Lease expenses were $2.1 million and $2.1 million, respectively, for the years ended December 31, 2018, and 2017, and are included in general and administrative expense.  Lease expense for each of the years ended December 31, 2018 and 2017, was net of $0.3 million and $0.4 million, respectively, in sublease income.  Future minimum lease payments are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2019	2,353
2020	2,574
2021	2,574
2022	2,574
2023	2,596
2024 and thereafter	5,213
Total	$17,884

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

	For the Year Ended December 31,
	2018[1]	2017
	(in thousands)
Current Provision:
Unincorporated and Other Business Taxes	$2,778	$2,846
Local Corporate Tax	27	—
State Corporate Tax	18	—
Federal Corporate Tax	335	5
Total Current Provision	$3,158	$2,851
Deferred Provision:
Unincorporated and Other Business Taxes	$—	$16
Local Corporate Tax	407	423
State Corporate Tax	266	263
Federal Corporate Tax	3,614	5,497
Total Deferred Provision	$4,287	$6,199
Impact of Tax Cuts and Jobs Act[2]	—	26,468
Impact of Change in Historical 754 Step-Up Calculations[3]	333	(1,006)
Total Income Tax Expense	$7,778	$34,512

1

During the year ended December 31, 2018, the operating company recognized a $0.5 million tax benefit associated with the reversal of uncertain tax position liabilities and interest related to unincorporated and other business tax expenses.

2	Reflects income tax expense resulting from the re-measurement of the deferred tax asset related to the Tax Cuts and Jobs Act enacted in the United States during the fourth quarter of 2017.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

3

Reflects the impact of a change in the historical calculation of the 754 step-ups and related deferred tax asset recognized during the year ended December 31, 2018, and the net impact of a change in the historical calculation of the 754 step-ups and related deferred tax asset and corresponding liability to selling and converting shareholders recognized during the year ended December 31, 2017.

A reconciliation between the provision for income taxes reported for financial reporting purposes, and the application of the statutory U.S. Federal tax rate to the reported income before income taxes for the years ended December 31, 2018 and 2017, were as follows:

	For the Year Ended December 31,
	2018[1]		2017
	Amount	% of Pretax Income	Amount	% of Pretax Income
	(in thousands, except % amounts)
Federal Corporate Tax	$15,980	21.0%	$32,185	34.0%
State and Local Corporate Tax, net of Federal Benefit	718	0.9%	686	0.7%
Unincorporated and Other Business Tax	2,195	2.9%	1,889	2.0%
Non-Controlling Interests	(11,450)	(15.0)%	(18,102)	(19.1)%
Decrease in Liability to Selling and Converting Shareholders	—	—%	(7,078)	(7.5)%
Impact of Tax Cuts and Jobs Act[2]	—	—%	26,468	28.0%
Impact of Change in Historical 754 Step-Up Calculations[3]	333	0.4%	(1,006)	(1.1)%
Other	2	—%	(530)	(0.5)%
Income Tax Expense	$7,778	10.2%	$34,512	36.5%

1

During the year ended December 31, 2018, the operating company recognized a $0.5 million tax benefit associated with the reversal of uncertain tax position liabilities and interest related to unincorporated and other business tax expenses.

2	Reflects income tax expense resulting from the re-measurement of the deferred tax asset related to the Tax Cuts and Jobs Act enacted in the United States during the fourth quarter of 2017.
3

Reflects the impact of a change in the historical calculation of the 754 step-ups and related deferred tax asset recognized during the year ended December 31, 2018, and the net impact of a change in the historical calculation of the 754 step-ups and related deferred tax asset and corresponding liability to selling and converting shareholders recognized during the year ended December 31, 2017.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2018 and 2017 are as follows:

For the Year Ended December 31, 2018
(in thousands)
Balance at December 31, 2017	$4,672
Decreases Related to Prior Year Tax Positions	(374)
Increases Related to Current Year Tax Positions	2,162
Balance at December 31, 2018	$6,460

For the Year Ended December 31, 2017
(in thousands)
Balance at December 31, 2016	$2,802
Increases Related to Current Year Tax Positions	1,870
Balance at December 31, 2017	$4,672

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Income Tax Expense on the consolidated statements of operations.  As of December 31, 2018 and 2017, the

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Company had $6.5 million and $4.7 million in unrecognized tax benefits, that, if recognized, would affect the provision for income taxes.  As of December 31, 2018 and 2017, the Company had interest related to unrecognized tax benefits of $0.8 million and $0.5 million, respectively.  As a result of legislative changes, changes in judgment related to recognition or measurement, or potential settlements with taxing authorities, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $4.5 million.

The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2015.  All tax years subsequent to, and including, 2015 are considered open and subject to examination by tax authorities.

As of December 31, 2017, the Company had available for U.S. Federal, state and local income tax reporting purposes, a net operating loss carryforward of $5.3 million, respectively, which expires in varying amounts during the tax years 2029 through 2035. During the year ended December 31, 2018, the Company used the remaining balance of the net operating loss carryforward.

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

As discussed in Note 6, Shareholders’ Equity, on December 21, 2018 and December 21, 2017, certain of the operating company’s members exchanged an aggregate of 1,141,663 and 855,535, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company.  The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $2.5 million deferred tax asset and corresponding $1.6 million liability to converting shareholders on December 21, 2018, and a $2.1 million deferred tax asset and corresponding $1.5 million liability to converting shareholders on December 21, 2017.  As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

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

The Company identified an adjustment related to a change in the calculation of the 754 step-up in tax basis impacting the deferred tax assets and corresponding liability to selling and converting shareholders.  As a result, the adjustment was made during the year ended December 31, 2017, resulting in a $4.6 million decrease to the deferred tax assets and a $5.6 million decrease to the corresponding liability to selling and converting shareholders. The cumulative impact of the adjustment is a net tax benefit of $1.0 million which was recognized as a component of Income Tax Expense in the consolidated statements of operations for the year ended December 31, 2017 and did not affect the net cash provided by operating activities, net cash (used in)/ provided by investing activities or net cash used in financing activities for the fiscal year ended December 31, 2017. An adjustment was also made during the year ended December 31, 2018, resulting in a $0.3 million decrease to the deferred tax assets which was recognized as a component of Income Tax Expense.

As of December 31, 2018 and 2017, the net values of all deferred tax assets were approximately $37.2 million and $39.6 million, respectively. These deferred tax assets primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

operating company for shares of Class A common stock. At December 31, 2018 and 2017, the Company did not have a valuation allowance recorded against its deferred tax assets.

The change in the Company’s deferred tax assets for the year ended December 31, 2018, is summarized as follows:

	Section 754	Other	Total
	(in thousands)
Balance at December 31, 2017	$34,713	$4,926	$39,639
Deferred Tax (Expense)	(4,172)	629	(3,543)
Tax Impact of Transactions with Non-Controlling Shareholders	—	(245)	(245)
Unit Exchange	1,867	595	2,462
Impact of Change in Historical 754 Step-Up Calculations	(333)	—	(333)
Operating Loss Carryforward	—	(748)	(748)
Balance at December 31, 2018	$32,075	$5,157	$37,232

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the year ended December 31, 2018, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2017	$(2)
Deferred Tax Benefit	2
Balance at December 31, 2018	$—

The change in the Company’s deferred tax assets for the year ended December 31, 2017 is summarized as follows:

	Section 754	Other	Total
	(in thousands)
Balance at December 31, 2016	$68,427	$5,014	$73,441
Impact of Tax Cuts and Jobs Act	(24,114)	(2,354)	(26,468)
Adoption of ASU 2016-09	—	1,377	1,377
Deferred Tax (Expense)	(5,139)	756	(4,383)
Unit Exchange	1,810	280	2,090
Impact of Change in Historical 754 Step-Up Calculations	(6,271)	1,669	(4,602)
Operating Loss Carryforward	—	(1,816)	(1,816)
Balance at December 31, 2017	$34,713	$4,926	$39,639

The change in the Company’s deferred tax liabilities for the year ended December 31, 2017 is summarized as follows:

Total
(in thousands)
Balance at December 31, 2016	$(1)
Deferred Tax Expense	(1)
Balance at December 31, 2017	$(2)

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2018 and 2017, the net values of the liability to selling and converting shareholders were approximately $32.4 million and $36.4 million, respectively. The change in the Company’s liability to selling and converting shareholders for the years ended December 31, 2018 and 2017, is summarized as follows:

	For the Year Ended December 31,
	2018	2017
	(in thousands)
Beginning Balance	$36,441	$65,485
Unit Exchanges	1,587	1,538
Tax Receivable Agreement Payments	(5,591)	(4,155)
Change in Liability	(48)	—
Impact of Tax Cuts and Jobs Act	—	(20,819)
Impact of Change in Historical 754 Step-Up Calculations	—	(5,608)
Ending Balance	$32,389	$36,441

Note 14 — Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

On February 5, 2019, the Company declared a year-end dividend of $0.49 per share of its Class A common stock which was paid on March 1, 2019 to holders of record on February 15, 2019.