Form 10-Q
period 2019-03-31
Pzena Investment Management, Inc.
filed 2019-05-03
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

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

Not Applicable

(Former Address of Principal Executive Offices) (Zip Code)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	PZN	New York Stock Exchange

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

As of May 2, 2019, there were 17,874,842 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of May 2, 2019, there were 52,199,324 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on our views, plans, estimates, and expectations.  Potentially inaccurate assumptions could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.  Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date they are made.  We undertake no obligation to publicly revise any forward-looking statements included in this Quarterly Report to reflect circumstances or events after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission ("SEC"), after the date of this Quarterly Report on Form 10-Q.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and Cash Equivalents ($3,723 and $3,733)[1]	$14,731	$38,099
Restricted Cash	1,029	1,028
Due from Broker ($101 and $16)[1]	177	64
Advisory Fees Receivable	32,866	32,590
Investments ($4,115 and $3,295)[1]	39,033	50,470
Receivable from Related Parties	1,816	4,239
Other Receivables ($12 and $13)[1]	431	474
Prepaid Expenses and Other Assets	1,494	1,386
Right-of-use Assets	14,704	—
Deferred Tax Asset	35,631	37,232
Property and Equipment, Net of Accumulated Depreciation of $3,974 and $3,724, respectively	5,658	5,394
TOTAL ASSETS	$147,570	$170,976
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses ($18 and $15)[1]	$18,018	$37,266
Due to Broker ($0 and $4)[1]	74	360
Liability to Selling and Converting Shareholders	32,389	32,389
Lease Liabilities	15,066	—
Deferred Compensation Liability	1,190	1,845
Other Liabilities	—	108
TOTAL LIABILITIES	66,737	71,968
Commitments and Contingencies (see Note 12)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 17,874,842 and 18,398,211 Shares Issued and Outstanding in 2019 and 2018, respectively)	178	183
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 52,126,056 and 51,253,526 Shares Issued and Outstanding in 2019 and 2018, respectively)	—	—
Additional Paid-In Capital	—	3,913
Retained Earnings	22,684	28,871
Accumulated Other Comprehensive Income	18	35
Total Pzena Investment Management, Inc.'s Equity	22,880	33,002
Non-Controlling Interests	57,953	66,006
TOTAL EQUITY	80,833	99,008
TOTAL LIABILITIES AND EQUITY	$147,570	$170,976

1

Asset and liability amounts in parentheses represent the aggregated balances at March 31, 2019 and December 31, 2018 attributable to Pzena International Value Service (a series of Pzena Investment Management, LLC), Pzena Investment Management Special Situations, LLC, Pzena U.S. Best Ideas (GP), LLC, and Pzena Global Best Ideas (GP), LLC which were variable interest entities as of March 31, 2019 and December 31, 2018, respectively.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months Ended March 31,
	2019	2018
REVENUE	$37,410	$39,252
EXPENSES
Compensation and Benefits Expense	17,189	16,174
General and Administrative Expense	4,027	3,155
Total Operating Expenses	21,216	19,329
Operating Income	16,194	19,923
OTHER INCOME
Interest Income	217	62
Dividend Income	62	36
Net Realized and Unrealized Gains/ (Losses) from Investments	837	(34)
Equity in Earnings/ (Losses) of Affiliates	758	(129)
Other (Expense)/ Income	(55)	15
Total Other Income/ (Expense)	1,819	(50)
Income Before Income Taxes	18,013	19,873
Income Tax Expense	2,071	2,207
Net Income	15,942	17,666
Less: Net Income Attributable to Non-Controlling Interests	12,840	14,143
Net Income Attributable to Pzena Investment Management, Inc.	$3,102	$3,523

Net Income for Basic Earnings per Share	$3,102	$3,523
Basic Earnings per Share	$0.17	$0.20
Basic Weighted Average Shares Outstanding[1]	18,278,773	18,015,368

Net Income for Diluted Earnings per Share	$12,808	$14,226
Diluted Earnings per Share	$0.17	$0.20
Diluted Weighted Average Shares Outstanding[1]	74,258,120	72,285,962

Cash Dividends per Share of Class A Common Stock	$0.49	$0.42

[1]

The Company issues restricted shares of Class A common stock and restricted Class B units that have non-forfeitable dividend rights.  Under the "two-class method," these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended March 31,
	2019	2018
NET INCOME	$15,942	$17,666
OTHER COMPREHENSIVE GAIN
Foreign Currency Translation Adjustment	63	68
Total Other Comprehensive Gain	63	68
Comprehensive Income	16,005	17,734
Less: Comprehensive Income Attributable to Non-Controlling Interests	12,920	14,229
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$3,085	$3,505

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2018	18,398,211	51,253,526	$183	$3,913	$35	$28,871	$66,006	$99,008
Amortization of Non-Cash Compensation	10,000	241,996	—	414	—	—	1,140	1,554
Issuance of Shares under Equity Incentive Plan	—	715,874	—	1,065	—	—	3,022	4,087
Sale of Shares under Equity Incentive Plan	—	10,399	—	17	—	—	48	65
Directors' Share Grants	—	—	—	78	—	—	223	301
Net Income	—	—	—	—	—	3,102	12,840	15,942
Foreign Currency Translation Adjustments	—	—	—	—	(17)	—	80	63
Repurchase and Retirement of Class A Common Stock	(533,369)	—	(5)	(4,369)	—	(338)	—	(4,712)
Repurchase and Retirement of Class B Units	—	(95,739)	—	(176)	—	—	(499)	(675)
Class A Cash Dividends Declared and Paid ($0.49 per share)	—	—	—	—	—	(8,951)	—	(8,951)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(207)	—	—	—	(207)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	23	23
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(25,665)	(25,665)
Other	—	—	—	(735)	—	—	735	—
Balance at March 31, 2019	17,874,842	52,126,056	$178	$—	$18	$22,684	$57,953	$80,833

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2017	18,096,554	50,709,673	180	7,915	(5)	24,214	66,985	99,289
Amortization of Non-Cash Compensation	10,000	26,178	—	339	—	—	921	1,260
Issuance of Shares under Equity Incentive Plan	—	300,931	—	1,096	—	—	3,095	4,191
Sale of Shares under Equity Incentive Plan	—	547	—	1	—	—	3	4
Directors' Share Grants	—	—	—	64	—	—	181	245
Net Income	—	—	—	—	—	3,523	14,143	17,666
Foreign Currency Translation Adjustments	—	—	—	—	(18)	—	86	68
Repurchase and Retirement of Class A Common Stock	(293,130)	—	(3)	(3,200)	—	—	—	(3,203)
Repurchase and Retirement of Class B Units	—	(3,870)	—	(11)	—	—	(30)	(41)
Class A Cash Dividends Declared and Paid ($0.42 per share)	—	—	—	—	—	(7,560)	—	(7,560)
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(29,719)	(29,719)
Other	—	—	—	(404)	—	—	404	—
Balance at March 31, 2018	17,813,424	51,033,459	$177	$5,800	$(23)	$20,177	$56,069	$82,200

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net Income	$15,942	$17,666
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	250	255
Non-Cash Compensation	2,744	2,460
Directors' Share Grants	301	245
Net Realized and Unrealized (Gains)/ Losses from Investments	(837)	34
Equity in (Earnings)/ Losses of Affiliates	(758)	129
Accretion of Discount	(50)	—
Non-Cash Lease Expense	455	—
Foreign Currency Translation Adjustments	63	68
Deferred Income Taxes	1,394	1,344
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(276)	(5,158)
Due from Broker	(101)	461
Prepaid Expenses and Other Assets	(65)	(135)
Due to Broker	(286)	1,021
Accounts Payable, Accrued Expenses, and Other Liabilities	(16,841)	(13,815)
Lease Liabilities	(366)	—
Purchases of Equity Securities	(3,912)	(6,605)
Proceeds from Equity Securities	3,437	7,039
Net Cash Provided by Operating Activities	1,094	5,009
INVESTING ACTIVITIES
Purchases of Investments	(12,123)	(218)
Proceeds from Sale of Investments	25,668	265
Payments from/ (to) Related Parties	2,423	(600)
Purchases of Property and Equipment	(514)	—
Net Cash Provided/ (Used in) by Investing Activities	15,454	(553)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(4,712)	(3,203)
Repurchase and Retirement of Class B Units	(675)	(41)
Sale of Shares under Equity Incentive Plan	65	4
Distributions to Non-Controlling Interests	(25,665)	(29,719)
Contributions from Non-Controlling Interests	23	—
Dividends	(8,951)	(7,560)
Net Cash Used in Financing Activities	(39,915)	(40,519)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(23,367)	$(36,063)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of Period	$39,127	$64,431
Net Change in Cash, Cash Equivalents and Restricted Cash	(23,367)	(36,063)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of Period	$15,760	$28,368
Supplementary Cash Flow Information:
Issuances of Shares under Equity Incentive Plan	$4,087	$4,191
Income Taxes Paid	$72	$415

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

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of March 31, 2019, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company, through its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of March 31, 2019:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	March 31, 2019
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena U.S. Best Ideas (GP), LLC	Delaware Limited Liability Company (11/16/2017)	100.0%
Pzena Global Best Ideas (GP), LLC	Delaware Limited Liability Company (2/15/2018)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena International Small Cap Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (6/28/2018)	95.9%
Pzena International Value Service, a series of Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	57.9%

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

During 2018, the Company provided the initial cash investment for a Pzena-branded mutual fund, Pzena International Small Cap Value Fund, in an effort to generate an investment performance track record to attract third-party investors. Due to its series fund structure, registration, and compliance with the requirements of the Investment Company Act of 1940, this fund is analyzed for consolidation under the voting interest model.  As a result of the Company's initial interests, it consolidated the Pzena International Small Cap Value Fund.

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC.  The operating company is considered the primary beneficiary of this entity.  At March 31, 2019, Pzena International Value Service’s $3.8 million in net assets was included in the Company’s consolidated statements of financial condition.

These consolidated investment partnerships are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these investment partnerships pursuant to U.S. GAAP.

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company.  The total net assets of these VIEs was approximately $253.6 million and $205.4 million at March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019 and December 31, 2018, the operating company had $0.5 million and $2.4 million in investments in certain of these firm-sponsored vehicles, the majority of which are primarily held to satisfy certain of the Company’s obligations under its deferred compensation programs, for which the Company was not deemed to be the primary beneficiary.  The Company's exposure to risk in the non-consolidated VIEs is generally limited to any equity investment and any uncollected management fees. As of March 31, 2019 and December 31, 2018, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $0.8 million and $2.7 million, respectively.

Accounting Pronouncements Adopted in 2019:

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This amended standard was written to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASU No. 2016-02 as of January 1, 2019, using a modified retrospective approach. The Company elected to apply the guidance to each lease that had previously commenced as of the application date of January 1, 2019. Prior comparative periods are not adjusted under the method elected. The Company will provide the required disclosures under ASC 840 for comparative periods to which ASC 840 is applied. Adoption of the new standard resulted in the recognition of a right-of-use asset of $11.7 million and a lease liability of $11.9 million on the consolidated statement of financial condition as of January 1, 2019.  The initial recognition of the right-of-use asset and lease liability represented a non-cash activity. The adoption did have a material impact on the consolidated statements of operations or cash flows. The Company has included additional disclosures required by the new standard.

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

Revenue from advisory fees is disaggregated into categories based on the composition of the Company's client base and advisory fee structure for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
Revenue	2019	2018
	(in thousands)
Separately Managed Accounts
Asset-Based Fees	$18,596	$20,082
Total Separately Managed Fees	18,596	20,082

Sub-Advised Accounts
Asset-Based Fees	$14,890	$15,565
Decrease in Asset-Based Fees	(335)	—
Performance-Based Fees	452	886
Total Sub-Advised Fees	15,007	16,451

Pzena Funds
Asset-Based Fees	$3,989	$2,986
Expense Cap Reimbursements	(182)	(279)
Performance-Based Fees	—	12
Total Pzena Funds Fees	3,807	2,719
Total	$37,410	$39,252

Cash and Cash Equivalents:

At March 31, 2019 and December 31, 2018, Cash and Cash Equivalents was $14.7 million and $38.1 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposits, other accounts whose balances often exceed federally insured limits and treasury money market funds. Cash is stated at cost, which approximates fair value.

Interest on cash and cash equivalents is recorded as Interest Income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

At both March 31, 2019 and December 31, 2018, the Company had $1.0 million of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition. These balances reflect a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.

The following table reconciles cash, cash equivalents, and restricted cash per the consolidated statements of cash flows to the consolidated statements of financial condition.

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
	(in thousands)
Cash and Cash Equivalents	$14,731	$38,099	$27,347	$63,414
Restricted Cash	1,029	1,028	1,021	1,017
Total	$15,760	$39,127	$28,368	$64,431

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

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any.  During the three months ended March 31, 2019 and 2018, no impairment losses were recognized.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions.  For the three months ended March 31, 2019, approximately 9.5% of the Company's advisory fees were generated from advisory agreements with one client relationship. For the three months ended March 31, 2018 approximately 12.2% of the

Company's advisory fees were generated from advisory agreements with one client relationship.  At both March 31, 2019 and December 31, 2018, there was no allowance for doubtful accounts.

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

Leases:

The Company determines if an arrangement is a lease at inception. Operating leases are included as a component of Right-of-use (“ROU”) Assets and Lease Liabilities on the consolidated statements of financial condition. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The lease terms may include options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis, and the ROU assets and lease liabilities are adjusted when it is reasonably certain that an option will be exercised. If a lease arrangement does not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Lease expense associated with leases that have a term of 12 months or less as of the commencement date are recognized as a component of general and administrative expenses on a straight-line basis over the lease term.

Share Repurchases:

Share repurchases may be made from time-to-time in open market transactions or through privately negotiated transactions under the authorization approved by the Board of Directors. The Company charges the entire excess of cost over par to additional paid-in capital. If the Company’s additional paid-in capital balance is reduced to zero, any additional amounts are recognized in retained earnings.

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

The Company and its consolidated subsidiaries account for all U.S. federal, state, local, and U.K. taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  At both March 31, 2019 and December 31, 2018, the Company did not have a valuation allowance recorded against its deferred tax assets.

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

Foreign Currency:

The functional currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary.  Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations.  For the three months ended March 31, 2019, the Company recorded $0.1 million of other comprehensive income associated with foreign currency translation adjustments. For the three months ended March 31, 2018, the Company recorded $0.1 million of other comprehensive income associated with foreign currency translation adjustments.

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

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash Compensation and Other Benefits	$14,445	$13,714
Non-Cash Compensation	2,744	2,460
Total Compensation and Benefits Expense	$17,189	$16,174

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below. Details of non-cash compensation awards granted during the three months ended March 31, 2019 and 2018 are as follows:

	For the Three Months Ended March 31,
	2019		2018
	Amount	Fair Value[1]	Amount	Fair Value[1]
Restricted Class B Units	44,470	$7.87	9,372	$10.67
Options to Purchase Delayed Exchange Class B Units[2]	314,960	$1.27	1,380,128	$1.95

1	Represents the grant date fair value per share, unit, or option.
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

As part of the Company's year-end bonus structure, certain employee members may elect to have all or part of year-end cash compensation paid in the form of cash, or equity issued pursuant to Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”).  For the year ended December 31, 2018, $4.1 million of cash compensation was elected to be paid in the form of equity, which was issued and vested immediately on January 1, 2019.  Details of awards associated with these elections issued on January 1, 2019 are as follows:

	January 1,
	2019
	Amount	Fair Value[1]
Phantom Delayed Exchange Class B Units[2]	1,301,936	$3.61
Options to Purchase Delayed Exchange Class B Units[3]	94,488	$1.27
Delayed Exchange Class B Units[4]	585,682	$5.97

1	Represents the grant date fair value per share or unit.
2

Represents phantom Delayed Exchange Class B units issued under the 2006 Equity Incentive Plan. These phantom units vest ratably over ten years and are not entitled to receive dividends or dividend equivalents until vested. Upon vesting, the resulting Delayed Exchange Class B units may not be exchanged pursuant the Amended and Restated Operating Agreement until the seventh anniversary of the vesting date and are not entitled to any benefits under the Tax Receivable Agreement between the Company and members of the operating company.

3

Represents options to purchase Delayed Exchange Class B units issued under 2006 Equity Incentive Plan. These options are exercisable on the date of grant. Upon exercise, the resulting Delayed Exchange Class B units may not be exchanged pursuant the Amended and Restated Operating Agreement until the seventh anniversary of the exercise date and are not entitled to any benefits under the Tax Receivable Agreement between the Company and members of the operating company.

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

Pursuant to the 2006 Equity Incentive Plan, the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  The operating company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan.  These Delayed Exchange Class B units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant.  These Delayed Exchange Class B units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company.  The operating company also issues phantom Delayed Exchange Class B units and options to purchase Delayed Exchange Class B units. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock, options to purchase Class A common stock, and contingently vesting options to acquire shares of Class A common stock.  During each of the three months ended March 31, 2019 and 2018, no contingently vesting options vested.  During the three months ended March 31, 2019 and 2018, 10,399 and 547 Delayed Exchange Class B units were issued to certain employee members, respectively, for approximately $0.1 million and less than $0.1 million in cash, respectively.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period.  As of March 31, 2019 and December 31, 2018, the liability associated with all deferred compensation investment accounts was $1.2 million and $1.8 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of their compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of March 31, 2019 and December 31, 2018, there were 450,224 and 387,516 phantom shares of Class A common stock outstanding, respectively.  For the three months ended March 31, 2019 and 2018, no distributions were made under the Director Plan.

As of March 31, 2019 and December 31, 2018, the Company had approximately $42.6 million and $39.5 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, option grants, Delayed Exchange Class B units, phantom Delayed Exchange Class B units, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and contingently vesting option grants issued under the 2007 Equity Incentive Plan.  The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For both the three months ended March 31, 2019 and 2018, the expense recognized in connection with this plan was $0.8 million.

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

For the three months ended March 31, 2019 and 2018, the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended March 31,
	2019	2018
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$3,102	$3,523
Participating Shares of Restricted Class A Common Stock	—	—
Total Net Income for Basic Earnings per Share	$3,102	$3,523
Basic Weighted-Average Shares Outstanding	18,278,773	18,015,368
Add: Participating Shares of Restricted Class A Common Stock[1]	—	—
Total Basic Weighted-Average Shares Outstanding	18,278,773	18,015,368
Basic Earnings per Share	$0.17	$0.20

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

For the three months ended March 31, 2019 and 2018, the Company’s diluted net income was determined as follows:

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$12,712	$14,113
Less: Assumed Corporate Income Taxes	3,006	3,410
Assumed After-Tax Income of Pzena Investment Management, LLC	9,706	10,703
Net Income of Pzena Investment Management, Inc.	3,102	3,523
Diluted Net Income	$12,808	$14,226

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

For the three months ended March 31, 2019 and 2018, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended March 31,
	2019	2018
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$12,795	$14,216
Participating Shares of Restricted Class A Common Stock	—	—
Participating Class B Units	13	10
Total Diluted Net Income Attributable to Shareholders	$12,808	$14,226

Total Basic Weighted-Average Shares Outstanding	18,278,773	18,015,368
Dilutive Effect of Class B Units	52,117,775	51,032,975
Dilutive Effect of Options[1]	642,203	1,603,865
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	3,102,053	1,517,654
Dilutive Effect of Restricted Shares of Class A Common Stock[2]	44,120	67,500
Dilutive Weighted-Average Shares Outstanding	74,184,924	72,237,362
Add: Participating Class B Units[3]	73,196	48,600
Total Dilutive Weighted-Average Shares Outstanding	74,258,120	72,285,962
Diluted Earnings per Share	$0.17	$0.20

1	Represents the dilutive effect of options to purchase operating company Class B units and Company Class A common stock.
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

Approximately 0.3 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 2.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2019, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met. Approximately 0.3 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 2.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2018, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit.  As of March 31, 2019, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 25.5% and 74.5%, respectively, of the economic interests in the operations of the business. As of December 31, 2018, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 26.4% and 73.6%, respectively, of the economic interests in the operations of the business.

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

During the three months ended March 31, 2019, the Company purchased and retired 533,369 shares of Class A common stock and 95,739 Class B units under the current repurchase authorization at a weighted average price per share of $8.83 and $6.01, respectively.  During the three months ended March 31, 2018, the Company purchased and retired 293,130 shares of Class A common stock and 3,870 Class B units under the repurchase authorization at a weighted average price per unit of $10.92 and $10.67, respectively.  The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$12,712	$14,113
Non-Controlling Interests of Consolidated Subsidiaries	128	30
Net Income Attributable to Non-Controlling Interests	$12,840	$14,143

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals from the Company’s consolidated subsidiaries.  Contributions from non-controlling interests represent contributions to the Company's consolidated subsidiaries.

Note 8—Investments

The following is a summary of Investments:

	As of
	March 31, 2019	December 31, 2018
	(in thousands)
Equity Investments, at Fair Value
Equity Securities	$13,377	$9,567
Mutual Funds	6,812	24,653
Total Equity Investments, at Fair Value	20,189	34,220
Trading Securities
U.S. Treasury Bills	8,938	5,283
Total Trading Securities	8,938	5,283
Investments in Equity Method Investees	9,906	10,967
Total	$39,033	$50,470

Investment, at Fair Value

Investments, at Fair Value consisted of the following at March 31, 2019:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$13,267	$110	$13,377
Mutual Funds	6,798	14	6,812
Total Equity Investments, at Fair Value	$20,065	$124	$20,189

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
U.S. Treasury Bills	$8,926	$12	$8,938
Total Trading Securities	$8,926	$12	$8,938

Investments, at Fair Value consisted of the following at December 31, 2018:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$10,112	$(545)	$9,567
Mutual Funds	24,677	(24)	24,653
Total Equity Investments, at Fair Value	$34,789	$(569)	$34,220

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
U.S. Treasury Bills	$5,283	$—	$5,283
Total Trading Securities	$5,283	$—	$5,283

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

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies. The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds.  The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Equity Method Investments on the consolidated statements of financial condition. As of March 31, 2019, the Company's investments range between 1% and 17% of the capital of these entities and have an aggregate carrying value of $9.9 million.

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

The investments in equity method investees are held at their carrying value.

The following table presents these instruments’ fair value at March 31, 2019:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money Market Funds	$53	$—	$—	$53
Equity Investments, at Fair Value:
Equity Securities	13,004	373	—	13,377
Mutual Funds	6,812	—	—	6,812
Trading Securities:
U.S. Treasury Bills	—	8,938	—	8,938
Total	$19,869	$9,311	$—	$29,180

The following table presents these instruments’ fair value at December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money Market Funds	$23	$—	$—	$23
U.S. Treasury Bills	—	21,293	—	21,293
Corporate Bonds	—	3,064	—	3,064
Equity Investments, at Fair Value:
Equity Securities	8,960	607	—	9,567
Mutual Funds	24,653	—	—	24,653
Trading Securities:
U.S. Treasury Bills	—	5,283	—	5,283
Total	$33,636	$30,247	$—	$63,883

Transfers among levels, if any, are recorded as of the beginning of the reporting period. For each of the three months ended March 31, 2019 and 2018, there were no transfers between levels.  In addition, the Company did not hold any Level 3 securities as of March 31, 2019 or December 31, 2018.

Note 10—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	March 31, 2019	December 31, 2018
	(in thousands)
Leasehold Improvements	$6,912	$6,832
Furniture and Fixtures	1,557	1,191
Computer Hardware	583	530
Computer Software	370	370
Office Equipment	210	195
Total	9,632	9,118
Less: Accumulated Depreciation and Amortization	(3,974)	(3,724)
Total	$5,658	$5,394

Depreciation is included in general and administrative expense and totaled approximately $0.2 million for the three months ended March 31, 2019.  For the three months ended March 31, 2018, depreciation totaled approximately $0.3 million.

Note 11—Related Party Transactions

For the three months ended March 31, 2019 and 2018, the Company earned $0.3 million and $0.2 million, respectively, in investment advisory fees from unconsolidated VIEs that receive investment management services from the Company.

The Company offers loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting.  Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by shares and units held by the employee.  As of March 31, 2019 and December 31, 2018, the Company had approximately $1.6 million and $1.3 million, respectively, of such loans outstanding.

The operating company, as investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds.  For both the three months ended March 31, 2019 and 2018, the Company recognized $0.3 million in such expenses.

The operating company manages personal funds of certain of the Company’s employees, including the CEO, and its two Presidents.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds.  In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.1 million for the three months ended March 31, 2019.  For the three months ended March 31, 2018, the Company waived $0.2 million in such fees.

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

The Company leases office space under a non-cancelable operating lease agreement, which expires on December 31, 2025.  The Company recognizes minimum lease expense for its headquarters on a straight-line basis over the lease term.  The Company entered into a four-year sublease agreement commencing on October 1, 2016, which terminated on January 31, 2019. We entered into a new sublease agreement commencing on February 1, 2019, that expires on December 31, 2025. The sublease agreement is cancelable by either the Company or sublessee given appropriate notice four months prior to February 1, 2021, and each annual period thereafter. Sublease income will continue to decrease annual lease expense by approximately $0.4 million per year.

During December 2018, the Company signed a non-cancellable amendment to the corporate headquarters lease to obtain additional space that expires on December 31, 2025. In accordance with ASC 842, Leases, the lease term commenced on February 1, 2019 and the Company recorded a Right-of-use Asset and Lease Liability on the consolidated statements of financial condition associated with the new lease.

During the three months ended March 31, 2019, lease expenses were $0.7 million are included in general and administrative expense.  During the three months ended March 31, 2018, lease expenses were $0.5 million.  This lease expense includes short-term lease expenses associated with the Company's office spaces in the U.K. and Australia. Short-term lease expense was $0.1 million for the three months ended March 31, 2019.  Lease expenses for the three months ended March 31, 2019 were net of $0.1 million of sublease income.  Lease expenses for the three months ended March 31, 2018 were net of $0.1 million of sublease income.

The following table presents the components of operating lease expense, as well as supplemental cash flow information, related to the Company’s leases:

For the Three Months Ended March 31,
2019
(in thousands)
Operating lease expense[1]	$583
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$495
Right-of-use assets obtained in exchange for lease obligations	$3,507

1	Amounts have not been reduced by sublease income of $0.1 million recognized during the three months ended March 31, 2019.

The following table presents information regarding the Company’s operating leases:

As of
March 31, 2019
(in thousands)
Operating lease right-of-use assets	$14,704
Operating lease liabilities	$15,066
Weighted-average remaining lease term (in years)	6.8
Weighted-average discount rate	4.4%

The maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$1,881
2020	2,574
2021	2,574
2022	2,574
2023	2,596
2024	2,607
Thereafter	2,607
Total undiscounted lease payments	$17,413
Less discount	(2,347)
Total lease liabilities	$15,066

Note 13—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.  The Company's provision for income taxes reflects U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income.  The Company's effective tax rate for the three months ended March 31, 2019 and 2018 was 11.5% and 11.1%, respectively.  The effective tax rate includes a rate benefit attributable to the fact that approximately 74.1% and 73.9% of the operating company's earnings were not subject to corporate-level taxes for the three months ended March 31, 2019 and 2018, respectively.  Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of March 31, 2019 and December 31, 2018, the Company had $6.9 million and $6.5 million in unrecognized tax benefits that, if recognized, would affect the provision for income taxes. As of March 31, 2019 and December 31, 2018, the Company had interest related to unrecognized tax benefits of $1.0 million and $0.8 million, respectively.  As of March 31, 2019 and December 31, 2018, no penalty accruals were recorded.

As of March 31, 2019 and December 31, 2018, the net values of all deferred tax assets were approximately $35.6 million and $37.2 million, respectively.  These deferred tax assets primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock.  At March 31, 2019 and December 31, 2018, the Company did not have a valuation allowance recorded against its deferred tax assets.

Note 14—Subsequent Events

On April 17, 2019, the Company’s Board of Directors approved a quarterly dividend of $0.03 per share of its Class A common stock to be declared on April 18, 2019, that will be paid on May 17, 2019 to holders of record on April 30, 2019.

No other subsequent events necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At March 31, 2019, our assets under management, or AUM, was $37.1 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of March 31, 2019, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 25.5% and 74.5%, respectively, of the economic interests in the operations of our business.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Certain of our named executive officers and employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B units of our operating company.  As of March 31, 2019, through direct and indirect interests, our three named executive officers; 45 other employee members; and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 50.3%, 5.2%, and 19.0% of the economic interests in our operating company, respectively.

Net Income

Diluted net income and diluted earnings per share were $12.8 million and $0.17, respectively, for the three months ended March 31, 2019, and $14.2 million and $0.20, respectively, for the three months ended March 31, 2018.

In evaluating our financial condition and results of operations, we also review non-GAAP measures of earnings, which are adjusted to exclude accounting adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent Class B unit conversions, as well as our tax receivable agreement and the associated liability to our selling and converting shareholders. No such adjustments were made to the GAAP results for the three months ended March 31, 2019 and 2018.

Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to changes in the valuation allowance recorded against the deferred tax asset and other discrete and permanently non-deductible items. Our effective tax rate was 23.7% for the three months ended March 31, 2019, and 24.2% for the three months ended March 31, 2018. See “Operating Results - Income Tax Expense” below.

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

Our advisory fees are primarily driven by the level of our AUM.  Our AUM increases or decreases with the net inflows or outflows of funds into our various investment strategies and with the investment performance thereof.  In order to increase our

AUM and expand our business, we must develop and market investment strategies that suit the investment needs of our target clients, and provide attractive returns over the long term.  The value and composition of our AUM, and our ability to continue to attract clients depends on a variety of factors as described in "Item 1 — Risk Factors — Risks Related to Our Business — Our primary source of revenue is derived from management fees, which are directly tied to the levels of our assets under management.  Fluctuations in AUM therefore will directly impact our revenue" of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ direct and indirect interests in our operating company, we have reflected their membership interests as non-controlling interest in our consolidated financial statements.  As of March 31, 2019, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 25.5% and 74.5%, respectively, of the economic interests in the operations of the business. In addition, our operating company consolidates the results of operations of the private investment partnerships over which we exercise a controlling influence.  Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

Operating Results

Assets Under Management and Flows

As of March 31, 2019 and 2018, our AUM of approximately $37.1 billion and $37.7 billion, respectively, was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The assets under management and performance of our largest investment strategies as of March 31, 2019 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of March 31, 2019 and 2018:

	AUM at March 31,
Strategy	2019	2018
	(in billions)
U.S. Value Strategies
Large Cap Value	$9.8	$10.5
Mid Cap Value	2.5	2.9
Small Cap Value	1.4	1.5
Value	1.0	2.1
Other U.S. Strategies	0.2	0.2
Total U.S. Value Strategies	14.9	17.2

Global and Non-U.S. Value Strategies
Global Value	7.6	6.6
International Value[1]	6.3	6.2
Emerging Markets Value	4.7	4.5
European Value	3.3	3.1
Other Global and Non-U.S. Strategies	0.3	0.1
Total Global and Non-U.S. Value Strategies	22.2	20.5
Total	$37.1	$37.7

1	Adjusted from the preliminary assets under management amount of $6.2 billion reported on April 8, 2019.

	AUM at March 31,
Account Domicile	2019	2018
	(in billions)
U.S.[1]	$24.0	$25.1
Non-U.S.	13.1	12.6
Total	$37.1	$37.7

1	Adjusted from the preliminary assets under management amount of $23.9 billion reported on April 8, 2019.

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to March 31, 2019, and in the five-year, three-year, and one-year periods ended March 31, 2019, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy.

	Period Ended March 31, 2019[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (July 2012)
Annualized Gross Returns	12.6%	7.2%	11.2%	-3.3%
Annualized Net Returns	12.4%	7.0%	11.0%	-3.5%
Russell 1000® Value Index	11.9%	7.7%	10.5%	5.7%
International Value (November 2008)
Annualized Gross Returns	9.5%	1.8%	7.8%	-7.3%
Annualized Net Returns	9.2%	1.5%	7.5%	-7.6%
MSCI EAFE® Index—Net/U.S.$[2]	7.1%	2.3%	7.3%	-3.7%
Global Value (January 2010)
Annualized Gross Returns	8.1%	4.5%	9.8%	-4.4%
Annualized Net Returns	7.7%	4.1%	9.4%	-4.7%
MSCI® World Index – Net/U.S.$[2]	8.8%	6.8%	10.7%	4.0%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	3.4%	4.0%	13.4%	-3.2%
Annualized Net Returns	2.5%	3.2%	12.6%	-4.0%
MSCI® Emerging Markets Index—Net/U.S.$[2]	0.9%	3.7%	10.7%	-7.4%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.1%	6.9%	11.2%	-5.2%
Annualized Net Returns	6.6%	6.5%	10.8%	-5.5%
Russell 1000® Value Index	6.7%	7.7%	10.5%	5.7%
European Focused Value (August 2008)
Annualized Gross Returns	4.7%	-0.1%	6.9%	-12.0%
Annualized Net Returns	4.3%	-0.4%	6.5%	-12.3%
MSCI® Europe Index – Net/U.S.$[2]	2.2%	1.0%	6.6%	-3.7%
Global Focused Value (January 2004)
Annualized Gross Returns	5.4%	3.8%	9.8%	-7.2%
Annualized Net Returns	4.7%	3.2%	9.2%	-7.7%
MSCI® All Country World Index – Net/U.S.$[2]	6.9%	6.5%	10.7%	2.6%
Mid Cap Value (April 2014)
Annualized Gross Returns	5.8%	5.8%	7.6%	-9.8%
Annualized Net Returns	5.6%	5.6%	7.3%	-10.1%
Russell Mid Cap® Value Index	7.2%	7.2%	9.5%	2.9%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	13.2%	7.9%	9.5%	-2.2%
Annualized Net Returns	12.0%	6.8%	8.5%	-3.1%
Russell 2000® Value Index	9.4%	5.6%	10.9%	0.2%
Focused Value (January 1996)
Annualized Gross Returns	10.2%	6.0%	9.4%	-7.8%
Annualized Net Returns	9.5%	5.5%	8.9%	-8.2%
Russell 1000® Value Index	8.7%	7.7%	10.5%	5.7%
International Focused Value (January 2004)
Annualized Gross Returns	6.1%	2.2%	9.2%	-7.3%
Annualized Net Returns	5.3%	1.7%	8.6%	-7.8%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	5.8%	2.6%	8.1%	-4.2%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	12.0%	6.2%	8.4%	-9.5%
Annualized Net Returns	11.2%	5.5%	7.8%	-10.1%
Russell Mid Cap® Value Index	10.1%	7.2%	9.5%	2.9%

2	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.
3	Net of applicable withholding taxes and presented in U.S. Dollars

Large Cap Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in July 2012.  At March 31, 2019, the Large Cap Value strategy generated a one-year annualized gross return of -3.3%, underperforming its benchmark.  The top detracting sectors were the financial services, consumer discretionary, and health care sectors.

International Value.  This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.  This strategy was launched in November 2008.  At March 31, 2019, the International Value strategy generated a one-year annualized gross return of -7.3%, underperforming its benchmark.  The top detracting sectors included financial services and industrials sectors, partially offset by the performance of the information technology sector.

Global Value.  This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2010.  At March 31, 2019, the Global Value strategy generated a one-year annualized gross return of -4.4%, underperforming its benchmark.  The top detracting sectors were the consumer discretionary, financial services, and energy sectors.

Emerging Markets Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization.  This strategy was launched in January 2008.  At March 31, 2019, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of -3.2%, outperforming its benchmark.  The top contributing sectors were the information technology and energy sectors.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in October 2000.  At March 31, 2019, the Large Cap Focused Value strategy generated a one-year annualized gross return of -5.2%, underperforming its benchmark.  The top detracting sectors were the financial services, consumer discretionary, health care and energy sectors.

European Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008.  At March 31, 2019, the European Focused Value strategy generated a one-year annualized gross return of -12.0%, underperforming its benchmark.  The top detracting sectors included the consumer staples, financial services, health care, materials, and industrials sectors, partially offset by the performance of the information technology sector.

Global Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2004.  At March 31, 2019, the Global Focused Value strategy generated a one-year annualized gross return of -7.2%, underperforming its benchmark.  The top detracting sectors were the financial services, consumer discretionary, energy, and health care sectors.

Mid Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in April 2014.  At March 31, 2019, the Mid Cap Value strategy generated a one-year annualized gross return of -9.8%, underperforming its benchmark.  The top detracting sectors were the financial services, health care, technology, and utilities sectors.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization.  This strategy was launched in January 1996.  At March 31, 2019, the Small Cap Focused Value strategy generated a one-year annualized gross return of -2.2%, underperforming its benchmark.  The top detracting sectors were the financial services and technology sectors, as well as our lack of exposure to the utilities sector.

Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in January 1996.  At March 31, 2019, the Focused Value strategy generated a one-year annualized gross return of -7.8%, underperforming its benchmark.  The top detracting sectors were the health care, financial services, consumer discretionary, and industrials sectors.

International Focused Value. This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004.  At March 31, 2019, the International Focused Value strategy generated a one-year annualized gross return of -7.3%, underperforming its benchmark.  The top detracting sectors included the financial services and consumer discretionary sectors, partially offset by the performance of the information technology sector.

Mid Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in September 1998.  At March 31, 2019, the Mid Cap Focused Value strategy generated a one-year annualized gross return of -9.5%, underperforming its benchmark.  The top detracting sectors were health care, financial services, utilities, and technology sectors.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our separately managed accounts, sub-advised accounts, and Pzena funds for the three months ended March 31, 2019 and 2018 is described below.  Inflows are composed of the investment of new or additional assets by new or existing clients.  Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended March 31,
	2019	2018
Separately Managed Accounts
Assets
Beginning of Period	$12.6	$15.0
Inflows	1.2	0.4
Outflows	(1.1)	(0.6)
Net Flows	0.1	(0.2)
Market Appreciation/(Depreciation)	1.1	(0.2)
End of Period	$13.8	$14.6

Sub-Advised Accounts
Assets
Beginning of Period	$18.8	$21.8
Inflows	1.0	0.6
Outflows	(0.7)	(0.7)
Net Flows	0.3	(0.1)
Market Appreciation/(Depreciation)	1.9	(0.4)
End of Period	$21.0	$21.3

Pzena Funds
Assets
Beginning of Period	$2.0	$1.7
Inflows	0.2	0.1
Outflows	(0.1)	—
Net Flows	0.1	0.1
Market Appreciation/(Depreciation)	0.2	—
End of Period	$2.3	$1.8

Total
Assets
Beginning of Period	$33.4	$38.5
Inflows	2.4	1.1
Outflows	(1.9)	(1.3)
Net Flows	0.5	(0.2)
Market Appreciation/(Depreciation)	3.2	(0.6)
End of Period	$37.1	$37.7

Three Months Ended March 31, 2019 and March 31, 2018

At March 31, 2019, we managed $13.8 billion in separately managed accounts, $21.0 billion in sub-advised accounts, and $2.3 billion in Pzena funds, for a total of $37.1 billion in assets under management.  For the three months ended March 31, 2019, we experienced market appreciation of $3.2 billion and total gross inflows of $2.4 billion, partially offset by total gross outflows of $1.9 billion.  Assets in separately managed accounts increased by $1.2 billion, or 9.5%, from $12.6 billion at December 31, 2018, due to $1.2 billion in gross inflows and $1.1 billion in market appreciation, partially offset by $1.1 billion in gross outflows.  Assets in sub-advised accounts increased by $2.2 billion, or 11.7%, from $18.8 billion at December 31,

2018, due to $1.9 billion in market appreciation and $1.0 billion in gross inflows, partially offset by $0.7 billion in gross outflows.  Assets in Pzena funds increased by $0.3 billion, or 15.0%, from $2.0 billion at December 31, 2018, due to $0.2 billion in gross inflows and $0.2 in market appreciation, partially offset by $0.1 billion in gross outflows.

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

Revenue

Our revenue from advisory fees earned on our separately managed accounts, sub-advised accounts, and Pzena funds for the three months ended March 31, 2019 and 2018 is described below:

	For the Three Months Ended March 31,
Revenue	2019	2018
	(in thousands)
Separately Managed Accounts	$18,596	$20,082
Sub-Advised Accounts	15,007	16,451
Pzena Funds	3,807	2,719
Total	$37,410	$39,252

Three Months Ended March 31, 2019 and March 31, 2018

Our total revenue decreased by $1.8 million, or 4.7%, to $37.4 million for the three months ended March 31, 2019, from $39.3 million for the three months ended March 31, 2018.  This change was driven primarily by a decrease in our average AUM due to market depreciation during the fourth quarter of 2018.  Average AUM decreased 7.0% to $36.1 billion from $38.8 billion for the three months ended March 31, 2019 and 2018, respectively.  We recognized $0.4 million in performance fees during the three months ended March 31, 2019.  We recognized $0.9 million in performance fees during the three months ended March 31, 2018.

Our weighted average fees were 0.414% and 0.405% for the three months ended March 31, 2019 and 2018, respectively.

Average assets in separately managed accounts decreased $1.5 billion to $13.5 billion for the three months ended March 31, 2019, from $15.0 billion for the three months ended March 31, 2018, and had weighted average fees of 0.550% and 0.534% for the three months ended March 31, 2019 and 2018, respectively.  The increase in weighted average fee rate for separately managed accounts reflects an increase in assets in non-U.S. strategies that generally carry higher fee rates.

Average assets in sub-advised accounts decreased $1.6 billion to $20.4 billion for the three months ended March 31, 2019, from $22.0 billion for the three months ended March 31, 2018, and had weighted average fees of 0.295% and 0.300% for the three months ended March 31, 2019 and 2018, respectively. The decrease in weighted average fee rate for sub-advised accounts reflects a decrease in performance fees recognized during the three months ended March 31, 2019, partially offset by an increase in assets in non-U.S. strategies that generally carry higher fee rates. In addition, certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. During the three months ended March 31, 2019, we recognized a $0.3 million reduction in base fees related to one client account. A reduction in base fees was not recognized during the three months ended March 31, 2018. To the extent the three-year performance records of these accounts fluctuate relative to their relevant benchmarks, the amount of base fees recognized may vary.

Average assets in Pzena funds increased $0.4 billion to $2.2 billion for the three months ended March 31, 2019, from $1.8 billion for the three months ended March 31, 2018, and had weighted average fees of 0.679% and 0.599% for the three months ended March 31, 2019 and 2018, respectively. The increase in weighted average fee rate for Pzena funds reflects a decrease in fund expense cap reimbursements recognized during the three months ended March 31, 2019, which are presented net against revenue. The remainder of the increase reflects an increase in assets in products that generally carry higher fee rates.

Expenses

Our operating expenses are driven primarily by our compensation and benefits costs.  The table below describes the components of our operating expenses for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash Compensation and Other Benefits	$14,445	$13,714
Other Non-Cash Compensation	2,744	2,460
Total Compensation and Benefits Expense	17,189	16,174
General and Administrative Expense	4,027	3,155
Total Operating Expenses	$21,216	$19,329

Three Months Ended March 31, 2019 and March 31, 2018

Total operating expenses increased by $1.9 million, or 9.8%, to $21.2 million for the three months ended March 31, 2019, from $19.3 million for the three months ended March 31, 2018.  This increase reflects an increase in compensation and benefits expense and an increase in general and administrative expense.

Compensation and benefits expense increased by approximately $1.0 million, or 6.3%, to $17.2 million for the three months ended March 31, 2019, from $16.2 million for the three months ended March 31, 2018.  This increase reflects an increase in compensation rates.

General and administrative expense increased by $0.8 million, or 26.1%, to $4.0 million for the three months ended March 31, 2019 from $3.2 million for the three months ended March 31, 2018. The increase in general and administrative expense reflects an increase in professional fees and an increase in data and systems expenses.

Other Income/ (Expense)

Three Months Ended March 31, 2019 and March 31, 2018

Other Income/ (Expense) was income of $1.8 million for the three months ended March 31, 2019, and consisted primarily of $0.8 million in equity in the earnings of affiliates, $0.8 million in income related to net realized and unrealized gains from investments, and $0.2 million in interest income.  Other Income/ (Expense) was an expense of $0.1 million for the three months ended March 31, 2018, and consisted primarily of $0.2 million in expense related to net realized and unrealized losses from investments and equity in the losses of affiliates, partially offset by $0.1 million in interest income.

Income Tax Expense

For the three months ended March 31, 2019 and 2018, components of our income tax expense are as follows:

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
Unincorporated and Other Business Tax Expenses	$706	$738
Total Corporate Tax Expense	1,365	1,469
Total Income Tax Expense	$2,071	$2,207

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.  The Company's provision for income taxes reflects its U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income.  The effective tax rate includes a rate benefit attributable to the fact that approximately 74.1% and 73.9% of the operating company's earnings were not subject to corporate-level taxes for the three months ended March 31, 2019 and 2018, respectively.  Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.  This favorable impact is partially offset by the impact of certain permanently non-deductible items.  These factors are expected to continue to impact the effective tax rate for future years, although as the Company's economic interest in the operating company increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.  The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of the Company's Class A common stock between grant date and vesting date.

Excluding discrete and permanently non-deductible items, which includes the net income attributable to non-controlling interest, the Company's effective tax rate was 23.7% for the three months ended March 31, 2019, and 24.2% for the three months ended March 31, 2018.

Three Months Ended March 31, 2019 and March 31, 2018

Income Tax Expense was $2.1 million for the three months ended March 31, 2019 and $2.2 million for the three months ended March 31, 2018.  Income tax expense for the three months ended March 31, 2019 consisted of $0.7 million in operating company unincorporated and other business taxes and $1.4 million of corporate income taxes.  Income tax expense for the three months ended March 31, 2018 consisted of $0.7 million in operating company unincorporated and other business taxes and $1.5 million of corporate income taxes.

Net Income Attributable to Non-Controlling Interests

Three Months Ended March 31, 2019 and March 31, 2018

Net income attributable to non-controlling interests was $12.8 million for the three months ended March 31, 2019, and consisted primarily of $12.7 million associated with our employees’ and outside investors’ approximately 74.1% weighted average interest in the income of the operating company and $0.1 million associated with the non-controlling interest in the income of our consolidated entities.  Net income attributable to non-controlling interests was $14.1 million for the three months ended March 31, 2018, and consisted of $14.1 million associated with our employees’ and outside investors’ approximately 73.9% weighted average interest in the income of the operating company.  The change in net income attributable to non-controlling interests primarily reflects the decrease in net income for the three months ended March 31, 2019.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended March 31, 2019, our average AUM and revenues decreased by 7.0% and 4.7%, respectively, compared to our average AUM and revenues for the three months ended March 31, 2018.  At March 31, 2019, cash and cash equivalents was $14.7 million, inclusive of $5.4 million in cash held by our consolidated subsidiaries. We also had $15.8 million in investments in trading debt securities and an open-ended mutual fund that can be sold to meet future cash flow needs and approximately $12.7 million in investments set aside to satisfy our obligations under our deferred compensation programs. Advisory fees receivable was $32.9 million.

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

Cash Flows

Three Months Ended March 31, 2019 and March 31, 2018

Cash, cash equivalents and restricted cash decreased $23.4 million to $15.8 million during the three months ended March 31, 2019 compared to a $36.1 million decrease in cash, cash equivalents and restricted cash to $28.4 million during the three months ended March 31, 2018.  Net cash provided by operating activities decreased $3.9 million for the three months ended March 31, 2019 to $1.1 million from $5.0 million for the three months ended March 31, 2018. This decrease in cash provided was primarily due to a decrease in net income and changes in operating assets and liabilities, and working capital.

Net cash provided by investing activities was $15.5 million for the three months ended March 31, 2019, compared to net cash used in investing activities of $0.6 million for the three months ended March 31, 2018.  The increase in cash provided by investing activities was primarily due to a $13.5 million increase in net proceeds from investments and $3.0 increase in payments from related parties, partially offset by a $0.5 million increase in purchases of property and equipment during the three months ended March 31, 2019.

Net cash used in financing activities decreased $0.6 million for the three months ended March 31, 2019 to $39.9 million from $40.5 million for the three months ended March 31, 2018.  The decrease in cash used is primarily due $4.1 million decrease in net distributions to non-controlling interests, partially offset by a $2.1 million increase in the repurchase and retirement of shares of Class A common stock and Class B units and a $1.4 million increase in dividend payments during the three months ended March 31, 2019.

Contractual Obligations

We entered into an 11-year lease agreement in June 2014, the term of which commenced in October 2014.  During December 2018, the Company signed a non-cancellable amendment to the corporate headquarters lease to obtain additional space which commenced on February 1, 2019 that expires on December 31, 2025.  Annual minimum rent during the term is approximately $2.5 million.  We entered into a four-year sublease agreement commencing on October 1, 2016, which terminated on January 31, 2019. We entered into a new sublease agreement which commenced on February 1, 2019, that expires on December 31, 2025. The sublease agreement is cancelable by either the Company or sublessee given appropriate notice four months prior to February 1, 2021, and each annual period thereafter.  Sublease income decreases annual lease expense by approximately $0.4 million per year.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

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

Item 4.   Controls and Procedures.

During the course of the review of our consolidated financial statements as of March 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended March 31, 2019.

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
				(in millions)
January 1, 2019 - January 31, 2019	102,984	$8.85	102,984	$25.1
February 1, 2019 - February 28, 2019	115,683	9.38	115,683	24.0
March 1, 2019 - March 31, 2019	314,702	8.63	314,702	21.3
Total	533,369	$8.83	533,369	$21.3

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

2

The dollar amount in the column entitled "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs," reflects the remainder of the program and also reflects the repurchase of 95,739 of the operating company's Class B units during January 2019 for an average price of $6.01 per unit. Class B units are repurchased at fair value determined by reference to our Class A common stock on the date of the transaction, because Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis and adjusted for the impact of award terms on the value of the award.

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

101

Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2019

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
Name:	Richard S. Pzena
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JESSICA R. DORAN
Name:	Jessica R. Doran
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)