Form 10-Q
period 2019-09-30
Pzena Investment Management, Inc.
filed 2019-11-08
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 8, 2019, there were 17,758,470 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of November 8, 2019, there were 52,220,229 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.

FORM 10-Q

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc.as of September 30, 2019 (unaudited) and December 31, 2018	1

	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2019 and 2018	2

	Consolidated Statements of Comprehensive Income (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2019 and 2018	3

	Consolidated Statement of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2019 and 2018	4

	Consolidated Statements of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Nine Months Ended September 30, 2019 and 2018	6

	Notes to the Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 4.	Controls and Procedures	41

	PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.	Exhibits	43

SIGNATURES		44

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and Cash Equivalents ($3,983 and $3,733)[1]	$35,685	$38,099
Restricted Cash	1,033	1,028
Due from Broker ($0 and $16)[1]	—	64
Advisory Fees Receivable	30,392	32,590
Investments ($4,021 and $3,295)[1]	53,274	50,470
Receivable from Related Parties	1,829	4,239
Other Receivables ($11 and $13)[1]	508	474
Prepaid Expenses and Other Assets	1,839	1,386
Right-of-use Assets	13,748	—
Deferred Tax Asset	33,695	37,232
Property and Equipment, Net of Accumulated Depreciation of $4,495 and $3,724, respectively	5,696	5,394
TOTAL ASSETS	$177,699	$170,976
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses ($16 and $15)[1]	$31,935	$37,266
Due to Broker ($0 and $4)[1]	—	360
Liability to Selling and Converting Shareholders	32,389	32,389
Lease Liabilities	14,135	—
Deferred Compensation Liability	3,590	1,845
Other Liabilities	—	108
TOTAL LIABILITIES	82,049	71,968
Commitments and Contingencies (see Note 12)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 17,758,620 and 18,398,211 Shares Issued and Outstanding in 2019 and 2018, respectively)	176	183
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 52,146,946 and 51,253,526 Shares Issued and Outstanding in 2019 and 2018, respectively)	—	—
Additional Paid-In Capital	59	3,913
Retained Earnings	28,454	28,871
Accumulated Other Comprehensive Income	63	35
Total Pzena Investment Management, Inc.'s Equity	28,752	33,002
Non-Controlling Interests	66,898	66,006
TOTAL EQUITY	95,650	99,008
TOTAL LIABILITIES AND EQUITY	$177,699	$170,976

1

Asset and liability amounts in parentheses represent the aggregated balances at September 30, 2019 and December 31, 2018 attributable to Pzena International Value Service (a series of Pzena Investment Management, LLC), Pzena Investment Management Special Situations, LLC, Pzena U.S. Best Ideas (GP), LLC, and Pzena Global Best Ideas (GP), LLC which were variable interest entities as of September 30, 2019 and December 31, 2018, respectively.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE	$37,065	$39,580	$112,318	$117,180
EXPENSES
Compensation and Benefits Expense	16,012	16,122	49,220	47,520
General and Administrative Expense	3,905	3,322	12,186	9,856
Total Operating Expenses	19,917	19,444	61,406	57,376
Operating Income	17,148	20,136	50,912	59,804
OTHER INCOME
Interest Income	292	234	701	382
Dividend Income	139	52	369	127
Net Realized and Unrealized (Losses)/ Gains from Investments	(338)	142	481	(71)
Equity in (Losses)/ Earnings of Affiliates	(4)	204	1,017	(73)
Other (Expense)/ Income	(75)	(27)	(174)	(22)
Total Other Income/ (Expense)	14	605	2,394	343
Income Before Income Taxes	17,162	20,741	53,306	60,147
Income Tax Expense	246	1,294	4,153	5,677
Net Income	16,916	19,447	49,153	54,470
Less: Net Income Attributable to Non-Controlling Interests	13,438	15,185	39,209	43,213
Net Income Attributable to Pzena Investment Management, Inc.	$3,478	$4,262	$9,944	$11,257

Net Income for Basic Earnings per Share	$3,478	$4,262	$9,944	$11,257
Basic Earnings per Share	$0.19	$0.24	$0.55	$0.63
Basic Weighted Average Shares Outstanding[1]	17,851,780	17,489,380	18,000,234	17,752,788

Net Income for Diluted Earnings per Share	$13,768	$15,786	$39,793	$44,033
Diluted Earnings per Share	$0.19	$0.22	$0.54	$0.61
Diluted Weighted Average Shares Outstanding[1]	73,649,468	71,677,806	74,022,533	71,934,411

Cash Dividends per Share of Class A Common Stock	$0.03	$0.03	$0.55	$0.48

[1]

The Company issues restricted shares of Class A common stock and restricted Class B units that have non-forfeitable dividend rights.  Under the "two-class method," these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME	$16,916	$19,447	$49,153	$54,470
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	(104)	(27)	(114)	(90)
Total Other Comprehensive Loss	(104)	(27)	(114)	(90)
Comprehensive Income	16,812	19,420	49,039	54,380
Less: Comprehensive Income Attributable to Non-Controlling Interests	13,308	15,151	39,067	43,100
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$3,504	$4,269	$9,972	$11,280

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2018	18,398,211	51,253,526	$183	$3,913	$35	$28,871	$66,006	$99,008
Amortization of Non-Cash Compensation	10,000	241,996	—	414	—	—	1,140	1,554
Issuance of Shares under Equity Incentive Plan	—	715,874	—	1,065	—	—	3,022	4,087
Sale of Shares under Equity Incentive Plan	—	10,399	—	17	—	—	48	65
Directors' Share Grants	—	—	—	78	—	—	223	301
Net Income	—	—	—	—	—	3,102	12,840	15,942
Foreign Currency Translation Adjustments	—	—	—	—	(17)	—	80	63
Repurchase and Retirement of Class A Common Stock	(533,369)	—	(5)	(4,369)	—	(338)	—	(4,712)
Repurchase and Retirement of Class B Units	—	(95,739)	—	(176)	—	—	(499)	(675)
Class A Cash Dividends Declared and Paid ($0.49 per share)	—	—	—	—	—	(8,951)	—	(8,951)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(207)	—	—	—	(207)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	23	23
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(25,665)	(25,665)
Other	—	—	—	(735)	—	—	735	—
Balance at March 31, 2019	17,874,842	52,126,056	$178	$—	$18	$22,684	$57,953	$80,833
Amortization of Non-Cash Compensation	—	—	—	425	—	—	1,241	1,666
Sale of Shares under Equity Incentive Plan	—	237	—	—	—	—	1	1
Directors' Share Grants	—	—	—	26	—	—	77	103
Net Income	—	—	—	—	—	3,364	12,931	16,295
Foreign Currency Translation Adjustments	—	—	—	—	19	—	(92)	(73)
Class A Cash Dividends Declared and Paid ($0.03 per share)	—	—	—	—	—	(536)	—	(536)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(110)	—	—	—	(110)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	5	5
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(6,972)	(6,972)
Other	—	—	—	(52)	—	—	52	—
Balance at June 30, 2019	17,874,842	52,126,293	$178	$289	$37	$25,512	$65,196	$91,212
Amortization of Non-Cash Compensation	—	—	—	425	—	—	1,241	1,666
Sale of Shares under Equity Incentive Plan	—	5,501	—	8	—	—	23	31
Directors' Share Grants	—	—	—	27	—	—	77	104
Net Income	—	—	—	—	—	3,478	13,438	16,916
Foreign Currency Translation Adjustments	—	—	—	—	26	—	(130)	(104)
Options Exercised	59,875	28,770	—	—	—	—	—	—
Repurchase and Retirement of Class A Common Stock	(176,097)	—	(2)	(377)	—	—	(1,107)	(1,486)
Repurchase and Retirement of Class B Units	—	(13,618)	—	(35)	—	—	(99)	(134)
Class A Cash Dividends Declared and Paid ($0.03 per share)	—	—	—	—	—	(536)	—	(536)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(120)	—	—	—	(120)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	56	56
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(11,955)	(11,955)
Other	—	—	—	(158)	—	—	158	—
Balance at September 30, 2019	17,758,620	52,146,946	$176	$59	$63	$28,454	$66,898	$95,650

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/ Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2017	18,096,554	50,709,673	$180	$7,915	$(5)	$24,214	$66,985	$99,289
Amortization of Non-Cash Compensation	10,000	26,178	—	339	—	—	921	1,260
Issuance of Shares under Equity Incentive Plan	—	300,931	—	1,096	—	—	3,095	4,191
Sale of Shares under Equity Incentive Plan	—	547	—	1	—	—	3	4
Directors' Share Grants	—	—	—	64	—	—	181	245
Net Income	—	—	—	—	—	3,523	14,143	17,666
Foreign Currency Translation Adjustments	—	—	—	—	(18)	—	86	68
Repurchase and Retirement of Class A Common Stock	(293,130)	—	(3)	(3,200)	—	—	—	(3,203)
Repurchase and Retirement of Class B Units	—	(3,870)	—	(11)	—	—	(30)	(41)
Class A Cash Dividends Declared and Paid ($0.42 per share)	—	—	—	—	—	(7,560)	—	(7,560)
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(29,719)	(29,719)
Other	—	—	—	(404)	—	—	404	—
Balance at March 31, 2018	17,813,424	51,033,459	$177	$5,800	$(23)	$20,177	$56,069	$82,200
Amortization of Non-Cash Compensation	—	—	—	312	—	—	909	1,221
Sale of Shares under Equity Incentive Plan	—	896,489	—	1,340	—	—	3,844	5,184
Directors' Share Grants	—	—	—	26	—	—	76	102
Net Income	—	—	—	—	—	3,472	13,885	17,357
Foreign Currency Translation Adjustments	—	—	—	—	34	—	(165)	(131)
Repurchase and Retirement of Class A Common Stock	(232,340)	—	(2)	(2,277)	—	—	—	(2,279)
Class A Cash Dividends Declared and Paid ($0.03 per share)	—	—	—	—	—	(532)	—	(532)
Contributions to Non-Controlling Interests	—	—	—	—	—	—	31	31
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(10,798)	(10,798)
Other	—	—	—	(528)	—	—	528	—
Balance at June 30, 2018	17,581,084	51,929,948	$175	$4,673	$11	$23,117	$64,379	$92,355
Amortization of Non-Cash Compensation	—	—	—	312	—	—	928	1,240
Sale of Shares under Equity Incentive Plan	—	479	—	1	—	—	2	3
Directors' Share Grants	—	—	—	26	—	—	76	102
Net Income	—	—	—	—	—	4,262	15,185	19,447
Foreign Currency Translation Adjustments	—	—	—	—	7	—	(34)	(27)
Repurchase and Retirement of Class A Common Stock	(216,785)	—	(2)	(2,017)	—	—	—	(2,019)
Class A Cash Dividends Declared and Paid ($0.03 per share)	—	—	—	—	—	(525)		(525)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(420)	—	—	—	(420)
Contributions to Non-Controlling Interests	—	—	—	—	—	—	30	30
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(12,733)	(12,733)
Other	—	—	—	(203)	—	—	203	—
Balance at September 30, 2018	17,364,299	51,930,427	$173	$2,372	$18	$26,854	$68,036	$97,453

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
OPERATING ACTIVITIES
Net Income	$16,916	$19,447	$49,153	$54,470
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	261	245	772	746
Non-Cash Compensation	2,846	2,383	8,476	7,211
Directors' Share Grants	104	102	508	449
Net Realized and Unrealized Losses/ (Gains) from Investments	338	(142)	(481)	71
Equity in (Earnings)/ Losses of Affiliates	4	(204)	(1,017)	73
Accretion of Discount	(58)	(41)	(165)	(41)
Non-Cash Lease Expense	474	—	1,411	—
Foreign Currency Translation Adjustments	(104)	(27)	(114)	(90)
Deferred Income Taxes	658	551	3,100	3,234
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	2,267	(747)	2,198	(1,867)
Due from Broker	255	(166)	(251)	1,031
Prepaid Expenses and Other Assets	422	52	(487)	20
Due to Broker	(83)	133	(22)	464
Accounts Payable, Accrued Expenses, and Other Liabilities	5,719	9,178	(2,913)	3,396
Lease Liabilities	(487)	—	(1,297)	—
Purchases of Equity Securities	(3,186)	(8,561)	(11,031)	(21,122)
Proceeds from Equity Securities	3,176	6,603	10,580	19,575
Net Cash Provided by Operating Activities	29,522	28,806	58,420	67,620
INVESTING ACTIVITIES
Purchases of Investments	(13,426)	(35,062)	(27,172)	(35,499)
Proceeds from Sale of Investments	368	102	26,448	460
Payments (to)/ from Related Parties	(11)	859	2,410	202
Purchases of Property and Equipment	(525)	(87)	(1,074)	(118)
Net Cash (Used in)/ Provided by Investing Activities	(13,594)	(34,188)	612	(34,955)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(1,486)	(2,019)	(6,198)	(7,501)
Repurchase and Retirement of Class B Units	(134)	—	(809)	(41)
Sale of Shares under Equity Incentive Plan	31	3	97	5,191
Distributions to Non-Controlling Interests	(11,955)	(12,733)	(44,592)	(53,250)
Contributions from Non-Controlling Interests	56	30	84	61
Dividends	(536)	(525)	(10,023)	(8,617)
Net Cash Used in Financing Activities	(14,024)	(15,244)	(61,441)	(64,157)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$1,904	$(20,626)	$(2,409)	$(31,492)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of Period	$34,814	$53,565	$39,127	$64,431
Net Change in Cash, Cash Equivalents and Restricted Cash	1,904	(20,626)	(2,409)	(31,492)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of Period	$36,718	$32,939	$36,718	$32,939
Supplementary Cash Flow Information:
Issuances of Shares under Equity Incentive Plan	$—	$—	$4,087	$4,191
Income Taxes Paid	$298	$85	$1,646	$500

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

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of September 30, 2019, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company, through its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of September 30, 2019:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	September 30, 2019
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena U.S. Best Ideas (GP), LLC	Delaware Limited Liability Company (11/16/2017)	100.0%
Pzena Global Best Ideas (GP), LLC	Delaware Limited Liability Company (2/15/2018)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena International Small Cap Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (6/28/2018)	92.7%
Pzena International Value Service, a series of Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	58.8%

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

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC.  The operating company is considered the primary beneficiary of this entity.  At September 30, 2019, Pzena International Value Service’s $3.6 million in net assets was included in the Company’s consolidated statements of financial condition.

These consolidated investment partnerships are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these investment partnerships pursuant to U.S. GAAP.

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company.  The total net assets of these VIEs was approximately $219.9 million and $205.4 million at September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and December 31, 2018, the operating company had $0.5 million and $2.4 million in investments in certain of these firm-sponsored vehicles, the majority of which are primarily held to satisfy certain of the Company’s obligations under its deferred compensation programs, for which the Company was not deemed to be the primary beneficiary.  The Company's exposure to risk in the non-consolidated VIEs is generally limited to any equity investment and any uncollected management fees. As of September 30, 2019 and December 31, 2018, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $0.8 million and $2.7 million, respectively.

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

Revenue from advisory fees is disaggregated into categories based on the composition of the Company's client base and advisory fee structure for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue	2019	2018	2019	2018
	(in thousands)
Separately Managed Accounts
Asset-Based Fees	$18,548	$19,578	$55,959	$58,820
Total Separately Managed Fees	18,548	19,578	55,959	58,820

Sub-Advised Accounts
Asset-Based Fees	$14,777	$15,860	$44,938	$46,772
Decrease in Asset-Based Fees	(468)	—	(1,271)	—
Performance-Based Fees	342	756	1,048	2,551
Total Sub-Advised Fees	14,651	16,616	44,715	49,323

Pzena Funds
Asset-Based Fees	$4,046	$3,537	$12,130	$9,658
Expense Cap Reimbursements	(180)	(151)	(486)	(633)
Performance-Based Fees	—	—	—	12
Total Pzena Funds Fees	3,866	3,386	11,644	9,037
Total	$37,065	$39,580	$112,318	$117,180

Cash and Cash Equivalents:

At September 30, 2019 and December 31, 2018, Cash and Cash Equivalents was $35.7 million and $38.1 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposits, other accounts whose balances often exceed federally insured limits and treasury money market funds. Cash is stated at cost, which approximates fair value.

Interest on cash and cash equivalents is recorded as Interest Income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

At both September 30, 2019 and December 31, 2018, the Company had $1.0 million of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition. These balances reflect a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.

The following table reconciles cash, cash equivalents, and restricted cash per the consolidated statements of cash flows to the consolidated statements of financial condition.

	September 30, 2019	June 30, 2019	December 31, 2018	September 30, 2018	June 30, 2018	December 31, 2017
	(in thousands)
Cash and Cash Equivalents	$35,685	$33,783	$38,099	$31,913	$52,541	$63,414
Restricted Cash	1,033	1,031	1,028	1,026	1,024	1,017
Total	$36,718	$34,814	$39,127	$32,939	$53,565	$64,431

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

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any.  During the three and nine months ended September 30, 2019 and 2018, no impairment losses were recognized.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions.  For the three and nine months ended September 30, 2019, approximately 9.7% and 9.3%, respectively, of the Company's advisory fees were generated from advisory agreements with one client relationship. For the three and nine months ended September 30, 2018 approximately 11.3% and 11.8%, respectively, of the Company's advisory fees were generated from advisory agreements with one client relationship.  At both September 30, 2019 and December 31, 2018, there was no allowance for doubtful accounts.

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

The Company and its consolidated subsidiaries account for all U.S. federal, state, local, and U.K. taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  At both September 30, 2019 and December 31, 2018, the Company did not have a valuation allowance recorded against its deferred tax assets.

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

Foreign Currency:

The functional currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary.  Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations.  For the three and nine months ended September 30, 2019, the Company recorded $0.1 million and less than $0.1 million, respectively, of other comprehensive loss associated with foreign currency translation adjustments. For the three and nine months ended September 30, 2018, the Company recorded less than $0.1 million and $0.1 million, respectively, of other comprehensive loss associated with foreign currency translation adjustments.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)."  This new guidance requires the use of an “expected loss” model, rather than an “incurred loss” model, for financial instruments measured at amortized cost and also requires companies to record allowances for available-for-sale debt securities rather than reduce the carrying amount.  The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2019.  The guidance should be applied using a retrospective approach.  The Company is currently assessing the impact of this standard, however, it does not expect the standard to have a material impact on the consolidated financial statements.

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cash Compensation and Other Benefits	$13,166	$13,739	$40,744	$40,309
Non-Cash Compensation	2,846	2,383	8,476	7,211
Total Compensation and Benefits Expense	$16,012	$16,122	$49,220	$47,520

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below. Details of non-cash compensation awards granted during the nine months ended September 30, 2019 and 2018 are as follows:

	For the Nine Months Ended September 30,
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

Pursuant to the 2006 Equity Incentive Plan, the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  The operating company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan.  These Delayed Exchange Class B units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant.  These Delayed Exchange Class B units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company.  The operating company also issues phantom Delayed Exchange Class B units and options to purchase Delayed Exchange Class B units. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock, options to purchase Class A common stock, and contingently vesting options to acquire shares of Class A common stock.  During each of the three and nine months ended September 30, 2019 and 2018, no contingently vesting options vested.  During the three months ended September 30, 2019 and 2018, 5,501 and 479 Delayed Exchange Class B units were issued to certain employee members, respectively, for approximately less than $0.1 million in cash for each period. During the nine months ended September 30, 2019 and 2018, 16,137 and 897,515 Delayed Exchange Class B units were issued to certain employee members, respectively, for approximately $0.1 million and $5.2 million in cash, respectively. During the three and nine months ended September 30, 2019, the 483,000 options exercised resulted in 28,770 net Class B units issued, as a result of the redemption of 129,230 Class B units for the cashless exercise of options, and 59,875 net Class A shares issued, as a result of the redemption of 265,125 Class A shares for the cashless exercise of options. During the three and nine months ended September 30, 2018, there were no options exercised.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period.  As of September 30, 2019 and December 31, 2018, the liability associated with all deferred compensation investment accounts was $3.6 million and $1.8 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of their compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of September 30, 2019 and December 31, 2018, there were 453,385 and 387,516 phantom shares of Class A common stock outstanding, respectively.  For the three and nine months ended September 30, 2019 and 2018, no distributions were made under the Director Plan.

As of September 30, 2019 and December 31, 2018, the Company had approximately $36.9 million and $39.5 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, option grants, Delayed Exchange Class B units, phantom Delayed Exchange Class B units, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and contingently vesting option grants issued under the 2007 Equity Incentive Plan.  The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For both the three months ended September 30, 2019 and 2018, the expense recognized in connection with this plan was $0.1 million. For the nine months ended September 30, 2019 and 2018, the expense recognized in connection with this plan was $1.0 million and $0.9 million, respectively.

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

For the three and nine months ended September 30, 2019 and 2018, the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$3,478	$4,262	$9,944	$11,257
Participating Shares of Restricted Class A Common Stock	—	—	—	—
Total Net Income for Basic Earnings per Share	$3,478	$4,262	$9,944	$11,257
Basic Weighted-Average Shares Outstanding	17,851,780	17,489,380	18,000,234	17,752,788
Add: Participating Shares of Restricted Class A Common Stock[1]	—	—	—	—
Total Basic Weighted-Average Shares Outstanding	17,851,780	17,489,380	18,000,234	17,752,788
Basic Earnings per Share	$0.19	$0.24	$0.55	$0.63

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

For the three and nine months ended September 30, 2019 and 2018, the Company’s diluted net income was determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$13,434	$15,169	$39,039	$43,200
Less: Assumed Corporate Income Taxes	3,144	3,645	9,190	10,424
Assumed After-Tax Income of Pzena Investment Management, LLC	10,290	11,524	29,849	32,776
Net Income of Pzena Investment Management, Inc.	3,478	4,262	9,944	11,257
Diluted Net Income	$13,768	$15,786	$39,793	$44,033

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

For the three and nine months ended September 30, 2019 and 2018, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$13,754	$15,775	$39,752	$44,002
Participating Shares of Restricted Class A Common Stock	—	—	—	—
Participating Class B Units	14	11	41	31
Total Diluted Net Income Attributable to Shareholders	$13,768	$15,786	$39,793	$44,033

Total Basic Weighted-Average Shares Outstanding	17,851,780	17,489,380	18,000,234	17,752,788
Dilutive Effect of Class B Units	52,130,690	51,930,114	52,124,914	51,537,499
Dilutive Effect of Options[1]	325,436	691,159	584,255	1,071,344
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	3,226,094	1,461,725	3,196,468	1,463,747
Dilutive Effect of Restricted Shares of Class A Common Stock[2]	42,272	56,828	43,466	60,433
Dilutive Weighted-Average Shares Outstanding	73,576,272	71,629,206	73,949,337	71,885,811
Add: Participating Class B Units[3]	73,196	48,600	73,196	48,600
Total Dilutive Weighted-Average Shares Outstanding	73,649,468	71,677,806	74,022,533	71,934,411
Diluted Earnings per Share	$0.19	$0.22	$0.54	$0.61

1	Represents the dilutive effect of options to purchase operating company Class B units and Company Class A common stock.
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

Approximately 0.3 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 2.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2019, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.  Approximately 0.4 million options to purchase Class B units were excluded from the calculation of diluted earnings per share for both the three and nine months ended September 30, 2018, as their inclusion would have had an antidilutive effect based on current market prices.  Approximately 0.1 million options to purchase shares of Class A common stock and 2.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2018, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit.  As of September 30, 2019, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 25.4% and 74.6%, respectively, of the economic interests in the operations of the business. As of December 31, 2018, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 26.4% and 73.6%, respectively, of the economic interests in the operations of the business.

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

Pursuant to the operating agreement of the operating company, each vested Class B unit is exchangeable for a share of the Company’s Class A common stock, subject to certain exchange timing and volume limitations.  These acquisitions of additional operating company membership were treated as a reorganization of entities under common control as required by the Business Combinations Topic of the FASB ASC.

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

During the nine months ended September 30, 2019, the Company purchased and retired 709,466 shares of Class A common stock and 109,357 Class B units under the current repurchase authorization at a weighted average price per share of $8.74 and $6.48, respectively.  During the nine months ended September 30, 2018, the Company purchased and retired 742,255 shares of Class A common stock and 3,870 Class B units under the repurchase authorization at a weighted average price per unit of $10.10 and $10.67, respectively.  The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$13,434	$15,169	$39,039	$43,200
Non-Controlling Interests of Consolidated Subsidiaries	4	16	170	13
Net Income Attributable to Non-Controlling Interests	$13,438	$15,185	$39,209	$43,213

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals from the Company’s consolidated subsidiaries.  Contributions from non-controlling interests represent contributions to the Company's consolidated subsidiaries.

Note 8—Investments

The following is a summary of Investments:

	As of
	September 30, 2019	December 31, 2018
	(in thousands)
Equity Investments, at Fair Value
Equity Securities	$14,138	$9,567
Mutual Funds	19,936	24,653
Total Equity Investments, at Fair Value	34,074	34,220
Trading Securities
U.S. Treasury Bills	9,057	5,283
Total Trading Securities	9,057	5,283
Investments in Equity Method Investees	10,143	10,967
Total	$53,274	$50,470

Investment, at Fair Value

Investments, at Fair Value consisted of the following at September 30, 2019:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$14,706	$(568)	$14,138
Mutual Funds	19,903	33	19,936
Total Equity Investments, at Fair Value	$34,609	$(535)	$34,074

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
U.S. Treasury Bills	$9,041	$16	$9,057
Total Trading Securities	$9,041	$16	$9,057

Investments, at Fair Value consisted of the following at December 31, 2018:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$10,112	$(545)	$9,567
Mutual Funds	24,677	(24)	24,653
Total Equity Investments, at Fair Value	$34,789	$(569)	$34,220

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
U.S. Treasury Bills	$5,283	$—	$5,283
Total Trading Securities	$5,283	$—	$5,283

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

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies. The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds.  The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Equity Method Investments on the consolidated statements of financial condition. As of September 30, 2019, the Company's investments range between 1% and 17% of the capital of these entities and have an aggregate carrying value of $10.1 million.

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

The investments in equity method investees are held at their carrying value.

The following table presents these instruments’ fair value at September 30, 2019:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money Market Funds	$17,062	$—	$—	$17,062
Equity Investments, at Fair Value:
Equity Securities	13,705	433	—	14,138
Mutual Funds	19,936	—	—	19,936
Trading Securities:
U.S. Treasury Bills	—	9,057	—	9,057
Total	$50,703	$9,490	$—	$60,193

The following table presents these instruments’ fair value at December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money Market Funds	$23	$—	$—	$23
U.S. Treasury Bills	—	21,293	—	21,293
Corporate Bonds	—	3,064	—	3,064
Equity Investments, at Fair Value:
Equity Securities	8,960	607	—	9,567
Mutual Funds	24,653	—	—	24,653
Trading Securities:
U.S. Treasury Bills	—	5,283	—	5,283
Total	$33,636	$30,247	$—	$63,883

Transfers among levels, if any, are recorded as of the beginning of the reporting period. For each of the three and nine months ended September 30, 2019 and 2018, there were no transfers between levels.  In addition, the Company did not hold any Level 3 securities as of September 30, 2019 or December 31, 2018.

Note 10—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	September 30, 2019	December 31, 2018
	(in thousands)
Leasehold Improvements	$6,929	$6,832
Furniture and Fixtures	1,590	1,191
Computer Hardware	609	530
Computer Software	851	370
Office Equipment	212	195
Total	10,191	9,118
Less: Accumulated Depreciation and Amortization	(4,495)	(3,724)
Total	$5,696	$5,394

Depreciation is included in general and administrative expense and totaled approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2019, respectively.  For the three and nine months ended September 30, 2018, depreciation totaled approximately $0.2 million and $0.7 million, respectively.

Note 11—Related Party Transactions

For the three months ended September 30, 2019 and 2018, the Company earned $0.3 million and $0.3 million, respectively, in investment advisory fees from unconsolidated VIEs that receive investment management services from the Company.  For the nine months ended September 30, 2019 and 2018, the Company earned $0.9 million and $0.8 million, respectively, in such fees.

The Company offers loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting.  Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by shares and units held by the employee.  As of September 30, 2019 and December 31, 2018, the Company had approximately $1.6 million and $1.3 million, respectively, of such loans outstanding.

The operating company, as investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds.  For the three and nine months ended September 30, 2019, the Company recognized $0.3 million and $0.8 million, respectively, in such expenses.  For the three and nine months ended September 30, 2018, the Company recognized $0.2 million and $0.8 million, respectively, in such expenses.

The operating company manages personal funds of certain of the Company’s employees, including the CEO, and its two Presidents.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds.  In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively.  For the three and nine months ended September 30, 2018, the Company waived $0.2 million and $0.5 million, respectively, in such fees.

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

During the three and nine months ended September 30, 2019, lease expenses of $0.7 million and $2.0 million are included in general and administrative expense.  During the three and nine months ended September 30, 2018, lease expenses were $0.5 million and $1.5 million, respectively.  This lease expense includes short-term lease expenses associated with the Company's office spaces in the U.K. and Australia. Short-term lease expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively.  Lease expenses for the three and nine months ended September 30, 2019 were net of $0.1 million and $0.3 million, respectively, of sublease income.  Lease expenses for the three and nine months ended September 30, 2018 were net of $0.1 million and $0.3 million, respectively, of sublease income.

The following table presents the components of operating lease expense, as well as supplemental cash flow information, related to the Company’s leases:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2019
	(in thousands)
Operating lease expense[1]	$632	$1,846
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$644	$1,733
Right-of-use assets obtained in exchange for lease obligations	$—	$3,507

1	Amounts have not been reduced by sublease income of $0.1 million and $0.2 million recognized during the three and six months ended June 30, 2019, respectively.

The following table presents information regarding the Company’s operating leases:

As of
September 30, 2019
(in thousands)
Operating lease right-of-use assets	$13,748
Operating lease liabilities	$14,135
Weighted-average remaining lease term (in years)	6.3
Weighted-average discount rate	4.4%

The maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$643
2020	2,574
2021	2,574
2022	2,574
2023	2,596
2024	2,607
Thereafter	2,607
Total undiscounted lease payments	$16,175
Less discount	(2,040)
Total lease liabilities	$14,135

Note 13—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.  The Company's provision for income taxes reflects U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income.  The Company's effective tax rate for the nine months ended September 30, 2019 and 2018 was 7.8% and 9.4%, respectively.  The effective tax rate includes a rate benefit attributable to the fact that approximately 74.4% and 74.4% of the operating company's earnings were not subject to corporate-level taxes for the nine months ended September 30, 2019 and 2018, respectively.  Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of September 30, 2019 and December 31, 2018, the Company had $6.7 million and $6.5 million in unrecognized tax benefits that, if recognized, would affect the provision for income taxes. As of September 30, 2019 and December 31, 2018, the Company had interest related to unrecognized tax benefits of $0.9 million and $0.8 million, respectively.  As of September 30, 2019 and December 31, 2018, no penalty accruals were recorded.

As of September 30, 2019 and December 31, 2018, the net values of all deferred tax assets were approximately $33.7 million and $37.2 million, respectively.  These deferred tax assets primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock.  At September 30, 2019 and December 31, 2018, the Company did not have a valuation allowance recorded against its deferred tax assets.

Note 14—Subsequent Events

On October 15, 2019, the Company’s Board of Directors approved a quarterly dividend of $0.03 per share of its Class A common stock to be declared on October 17, 2019, that will be paid on November 22, 2019 to holders of record on October 29, 2019.  As a result of this declaration, and pursuant to the Company’s Dividend Policy, the operating company will make a distribution to all unitholders reflecting $0.03 per unit; an amount sufficient to cover the dividend declared by the Company and a distribution to the holders of Class B units.

No other subsequent events necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At September 30, 2019, our assets under management, or AUM, was $35.8 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of September 30, 2019, the holders of Class A common stock (through the Company) and the holders of Class B units of our operating company held approximately 25.4% and 74.6%, respectively, of the economic interests in the operations of our business.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Certain of our named executive officers and employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B units of our operating company.  As of September 30, 2019, through direct and indirect interests, our three named executive officers; 45 other employee members; and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 50.4%, 5.2%, and 19.0% of the economic interests in our operating company, respectively.

Net Income

Diluted net income and diluted earnings per share were $13.8 million and $0.19, respectively, for the three months ended September 30, 2019, and $15.8 million and $0.22, respectively, for the three months ended September 30, 2018. Diluted net income and diluted earnings per share were $39.8 million and $0.54, respectively, for the nine months ended September 30, 2019, and $44.0 million and $0.61, respectively, for the nine months ended September 30, 2018.

In evaluating our financial condition and results of operations, we also review non-GAAP measures of earnings, which are adjusted to exclude accounting adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent Class B unit conversions, as well as our tax receivable agreement and the associated liability to our selling and converting shareholders. No such adjustments were made to the GAAP results for the three and nine months ended September 30, 2019 and 2018.

Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to changes in the valuation allowance recorded against the deferred tax asset and other discrete and permanently non-deductible items. Our effective tax rate was 23.5% and 23.4% for the three and nine months ended September 30, 2019, respectively, and 24.0% and 24.1% for the three and nine months ended September 30, 2018, respectively. See “Operating Results - Income Tax Expense” below.

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

Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ direct and indirect interests in our operating company, we have reflected their membership interests as non-controlling interest in our consolidated financial statements.  As of September 30, 2019, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 25.4% and 74.6%, respectively, of the economic interests in the operations of the business. In addition, our operating company consolidates the results of operations of the private investment partnerships over which we exercise a controlling influence.  Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

Operating Results

Assets Under Management and Flows

As of September 30, 2019 and 2018, our AUM of approximately $35.8 billion and $38.9 billion, respectively, was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The assets under management and performance of our largest investment strategies as of September 30, 2019 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of September 30, 2019 and 2018:

	AUM at September 30,
Strategy	2019	2018
	(in billions)
U.S. Value Strategies
Large Cap Value	$9.4	$10.8
Mid Cap Value	2.6	2.9
Small Cap Value	1.3	1.6
Value	0.9	2.2
Other U.S. Strategies	0.2	0.2
Total U.S. Value Strategies	14.4	17.7

Global and Non-U.S. Value Strategies
Global Value	7.7	6.6
International Value	6.2	6.7
Emerging Markets Value	4.5	4.1
European Value	2.6	3.5
Other Global and Non-U.S. Strategies	0.4	0.3
Total Global and Non-U.S. Value Strategies	21.4	21.2
Total	$35.8	$38.9

	AUM at September 30,
Account Domicile	2019	2018
	(in billions)
U.S.	$23.6	$26.7
Non-U.S.	12.2	12.2
Total	$35.8	$38.9

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to September 30, 2019, and in the five-year, three-year, and one-year periods ended September 30, 2019, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy.

	Period Ended September 30, 2019[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (July 2012)
Annualized Gross Returns	12.2%	7.0%	9.0%	-3.1%
Annualized Net Returns	12.0%	6.9%	8.8%	-3.2%
Russell 1000® Value Index	11.9%	7.8%	9.4%	4.0%
International Value (November 2008)
Annualized Gross Returns	8.9%	2.0%	5.5%	-8.5%
Annualized Net Returns	8.6%	1.7%	5.2%	-8.8%
MSCI EAFE® Index—Net/U.S.$[2]	7.0%	3.3%	6.5%	-1.3%
Global Value (January 2010)
Annualized Gross Returns	7.7%	4.4%	7.4%	-4.8%
Annualized Net Returns	7.3%	4.0%	7.0%	-5.2%
MSCI® World Index – Net/U.S.$[2]	8.8%	7.2%	10.2%	1.8%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	2.7%	2.2%	7.3%	-5.3%
Annualized Net Returns	1.9%	1.4%	6.5%	-6.0%
MSCI® Emerging Markets Index—Net/U.S.$[2]	0.6%	2.3%	6.0%	-2.0%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.0%	6.7%	8.5%	-4.3%
Annualized Net Returns	6.5%	6.3%	8.1%	-4.6%
Russell 1000® Value Index	6.8%	7.8%	9.4%	4.0%
European Focused Value (August 2008)
Annualized Gross Returns	4.1%	0.8%	4.3%	-12.7%
Annualized Net Returns	3.7%	0.4%	3.9%	-13.0%
MSCI® Europe Index – Net/U.S.$[2]	2.4%	2.4%	6.6%	-0.7%
Mid Cap Value (April 2014)
Annualized Gross Returns	5.9%	6.5%	5.5%	-7.0%
Annualized Net Returns	5.6%	6.2%	5.2%	-7.2%
Russell Mid Cap® Value Index	7.4%	7.6%	7.8%	1.6%
Global Focused Value (January 2004)
Annualized Gross Returns	5.3%	3.8%	7.3%	-5.8%
Annualized Net Returns	4.5%	3.2%	6.7%	-6.4%
MSCI® All Country World Index – Net/U.S.$[2]	6.9%	6.7%	9.7%	1.4%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	12.8%	7.9%	5.8%	-11.5%
Annualized Net Returns	11.6%	6.8%	4.7%	-12.4%
Russell 2000® Value Index	9.3%	7.2%	6.5%	-8.2%
Focused Value (January 1996)
Annualized Gross Returns	10.1%	6.0%	6.9%	-5.3%
Annualized Net Returns	9.4%	5.4%	6.4%	-5.8%
Russell 1000® Value Index	8.8%	7.8%	9.4%	4.0%
International Focused Value (January 2004)
Annualized Gross Returns	5.8%	2.7%	6.2%	-8.8%
Annualized Net Returns	5.0%	2.1%	5.7%	-9.3%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	5.7%	2.9%	6.3%	-1.2%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	11.8%	6.9%	6.2%	-6.7%
Annualized Net Returns	11.1%	6.3%	5.6%	-7.4%
Russell Mid Cap® Value Index	10.1%	7.6%	7.8%	1.6%

1	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.
2	Net of applicable withholding taxes and presented in U.S. Dollars

Large Cap Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in July 2012.  At September 30, 2019, the Large Cap Value strategy generated a one-year annualized gross return of -3.1%, underperforming its benchmark.  The top detracting sectors were the technology, consumer discretionary, and health care sectors.

International Value.  This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.  This strategy was launched in November 2008.  At September 30, 2019, the International Value strategy generated a one-year annualized gross return of -8.5%, underperforming its benchmark.  The top detracting sectors included the energy and financial services sectors.

Global Value.  This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2010.  At September 30, 2019, the Global Value strategy generated a one-year annualized gross return of -4.8%, underperforming its benchmark.  The top detracting sectors were the energy, information technology, and consumer discretionary sectors.

Emerging Markets Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization.  This strategy was launched in January 2008.  At September 30, 2019, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of -5.3%, underperforming its benchmark.  The top detracting sectors were the consumer discretionary and financial services sectors.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in October 2000.  At September 30, 2019, the Large Cap Focused Value strategy generated a one-year annualized gross return of -4.3%, underperforming its benchmark.  The top detracting sectors were the energy, consumer discretionary, and technology sectors.

European Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008.  At September 30, 2019, the European Focused Value strategy generated a one-year annualized gross return of -12.7%, underperforming its benchmark.  The top detracting sectors included the consumer staples, materials, and energy sectors.

Mid Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in April 2014.  At September 30, 2019, the Mid Cap Value strategy generated a one-year annualized gross return of -7.0%, underperforming its benchmark.  The top detracting sectors were the health care, financial services, and utilities sectors.

Global Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2004.  At September 30, 2019, the Global Focused Value strategy generated a one-year annualized gross return of -5.8%, underperforming its benchmark.  The top detracting sectors were the energy, financial services, and information technology sectors.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization.  This strategy was launched in January 1996.  At September 30, 2019, the Small Cap Focused Value strategy generated a one-year annualized gross return of -11.5%, underperforming its benchmark.  The top detracting sectors were the financial services, utilities, and technology sectors, partially offset by the performance of the energy sector.

Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in January 1996.  At September 30, 2019, the Focused Value strategy generated a one-year annualized gross return of -5.3%, underperforming its benchmark.  The top detracting sectors were the energy, consumer discretionary, and utilities sectors.

International Focused Value. This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004.  At September 30, 2019, the International Focused Value strategy generated a one-year annualized gross return of -8.8%, underperforming its benchmark.  The top detracting sectors were the financial services and industrials sectors.

Mid Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in September 1998.  At September 30, 2019, the Mid Cap Focused Value strategy generated a one-year annualized gross return of -6.7%, underperforming its benchmark.  The top detracting sectors were the financial services, health care, and utilities sectors.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our separately managed accounts, sub-advised accounts, and Pzena funds for the three and nine months ended September 30, 2019 and 2018 is described below.  Inflows are composed of the investment of new or additional assets by new or existing clients.  Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Separately Managed Accounts
Assets
Beginning of Period	$13.9	$13.8	$12.6	$15.0
Inflows	0.4	0.8	1.8	1.5
Outflows	(0.3)	(0.3)	(1.7)	(1.7)
Net Flows	0.1	0.5	0.1	(0.2)
Market Appreciation/(Depreciation)	(0.3)	0.3	1.0	(0.2)
End of Period	$13.7	$14.6	$13.7	$14.6

Sub-Advised Accounts
Assets
Beginning of Period	$21.1	$21.2	$18.8	$21.8
Inflows	0.4	1.0	1.8	2.4
Outflows	(1.4)	(0.5)	(2.7)	(1.8)
Net Flows	(1.0)	0.5	(0.9)	0.6
Market Appreciation/(Depreciation)	(0.3)	0.5	1.9	(0.2)
End of Period	$19.8	$22.2	$19.8	$22.2

Pzena Funds
Assets
Beginning of Period	$2.3	$1.9	$2.0	$1.7
Inflows	0.1	0.2	0.4	0.5
Outflows	—	(0.1)	(0.2)	(0.1)
Net Flows	0.1	0.1	0.2	0.4
Market Appreciation/(Depreciation)	(0.1)	0.1	0.1	—
End of Period	$2.3	$2.1	$2.3	$2.1

Total
Assets
Beginning of Period	$37.3	$36.9	$33.4	$38.5
Inflows	0.9	2.0	4.0	4.4
Outflows	(1.7)	(0.9)	(4.6)	(3.6)
Net Flows	(0.8)	1.1	(0.6)	0.8
Market Appreciation/(Depreciation)	(0.7)	0.9	3.0	(0.4)
End of Period	$35.8	$38.9	$35.8	$38.9

Three Months Ended September 30, 2019 and September 30, 2018

At September 30, 2019, we managed $13.7 billion in separately managed accounts, $19.8 billion in sub-advised accounts, and $2.3 billion in Pzena funds, for a total of $35.8 billion in assets under management.  For the three months ended September 30, 2019, we experienced total gross out flows of $1.7 billion and total market depreciation of $0.7 billion, partially offset by total gross inflows of $0.9 billion. Assets in separately managed accounts decreased by $0.2 billion, or 1.4%, from $13.9 billion at June 30, 2019, due to $0.3 billion in market depreciation and gross outflows of $0.3 billion, partially offset by $0.4 billion in gross inflows.  Assets in sub-advised accounts decreased by $1.3 billion, or 6.2%, from $21.1 billion at June 30,

2019, due to $1.4 billion in gross outflows and $0.3 billion in market depreciation, partially offset by $0.4 billion in gross inflows.  Assets in Pzena funds remained flat at $2.3 billion from June 30, 2019, due to $0.1 billion in gross inflows, offset by market depreciation of $0.1 billion.

At September 30, 2018, we managed $14.6 billion in separately managed accounts, $22.2 billion in sub-advised accounts, and $2.1 billion in Pzena funds, for a total of $38.9 billion in assets under management. For the three months ended September 30, 2018, we experienced total gross inflows of $2.0 billion and market appreciation of $0.9 billion, partially offset by total gross outflows of $0.9 billion. Assets in separately managed accounts increased by $0.8 billion, or 5.8%, from $13.8 billion at June 30, 2018, due to $0.8 billion in gross inflows and $0.3 billion in market appreciation, partially offset by $0.3 billion in gross outflows. Assets in sub-advised accounts increased by $1.0 billion, or 4.7%, from $21.2 billion at June 30, 2018, due to $1.0 billion in gross inflows and $0.5 billion in market appreciation, partially offset by $0.5 billion in gross outflows. Assets in Pzena funds increased by $0.2 billion, or 10.5%, from $1.9 billion at June 30, 2018, due to $0.2 billion in gross inflows and market appreciation of $0.1 billion, partially offset by $0.1 billion in gross outflows.

Nine Months Ended September 30, 2019 and September 30, 2018

For the nine months ended September 30, 2019, we experienced total gross outflows of 4.0 billion and market appreciation of $3.0 billion, which were partially offset by total gross outflows of $4.6 billion. Assets in separately managed accounts increased by $1.1 billion, or 8.7%, from $12.6 billion at December 31, 2018 due to $1.8 billion in gross inflows and $1.0 billion in market appreciation, partially offset by $1.7 billion in gross outflows. Assets in sub-advised accounts increased by $1.0 billion, or 5.3%, from $18.8 billion at December 31, 2018 due to $1.9 billion in market appreciation and $1.8 billion in gross inflows, partially offset by $2.7 billion in gross outflows. Assets in Pzena funds increased by $0.3 billion, or 15.0%, from $2.0 billion at December 31, 2018 due to $0.4 billion in gross inflows and $0.1 billion in market appreciation, partially offset by $0.2 billion in gross outflows.

For the nine months ended September 30, 2018, we experienced total gross inflows of $4.4 billion, which were partially offset by total gross outflows of $3.6 billion and market depreciation of $0.4 billion. Assets in separately managed accounts decreased by $0.4 billion, or 2.7%, from $15.0 billion at December 31, 2017 due to $1.7 billion in gross outflows and $0.2 billion in market depreciation, partially offset by $1.5 billion in gross inflows. Assets in sub-advised accounts increased by $0.4 billion, or 1.8%, from $21.8 billion at December 31, 2017 due to $2.4 billion in gross inflows, which were partially offset by $1.8 billion in gross outflows and $0.2 billion in market depreciation. Assets in Pzena funds increased by $0.4 billion, or 23.5%, from $1.7 billion at December 31, 2017 due to $0.5 billion in gross inflows, partially offset by $0.1 billion in gross outflows.

Revenue

Our revenue from advisory fees earned on our separately managed accounts, sub-advised accounts, and Pzena funds for the three and nine months ended September 30, 2019 and 2018 is described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue	2019	2018	2019	2018
	(in thousands)
Separately Managed Accounts	$18,548	$19,578	$55,959	$58,820
Sub-Advised Accounts	14,651	16,616	44,715	49,323
Pzena Funds	3,866	3,386	11,644	9,037
Total	$37,065	$39,580	$112,318	$117,180

Three Months Ended September 30, 2019 and September 30, 2018

Our total revenue decreased by $2.5 million, or 6.4%, to $37.1 million for the three months ended September 30, 2019, from $39.6 million for the three months ended September 30, 2018.  This change was driven primarily by a decrease in our average AUM due to market depreciation and net outflows.  Average AUM decreased 6.0% to $36.0 billion from $38.3 billion for the three months ended September 30, 2019 and 2018, respectively.  We recognized $0.3 million in performance fees during the three months ended September 30, 2019.  We recognized $0.8 million in performance fees during the three months ended September 30, 2018.

Our weighted average fees were 0.412% and 0.413% for the three months ended September 30, 2019 and 2018, respectively.

Average assets in separately managed accounts decreased $0.6 billion to $13.7 billion for the three months ended September 30, 2019, from $14.3 billion for the three months ended September 30, 2018, and had weighted average fees of 0.543% and 0.547% for the three months ended September 30, 2019 and 2018, respectively.  The decrease in weighted average fee rate for separately managed accounts reflects a shift in assets to strategies that typically carry lower fee rates.

Average assets in sub-advised accounts decreased $2.0 billion to $20.0 billion for the three months ended September 30, 2019, from $22.0 billion for the three months ended September 30, 2018, and had weighted average fees of 0.292% and 0.302% for the three months ended September 30, 2019 and 2018, respectively. The decrease in weighted average fee rate for sub-advised accounts reflects a decrease in performance fees recognized during the three months ended September 30, 2019. In addition, certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. During the three months ended September 30, 2019, we recognized a $0.5 million reduction in base fees related to one client account. A reduction in base fees was not recognized during the three months ended September 30, 2018. To the extent the three-year performance records of these accounts fluctuate relative to their relevant benchmarks, the amount of base fees recognized may vary.

Average assets in Pzena funds increased $0.3 billion to $2.3 billion for the three months ended September 30, 2019, from $2.0 billion for the three months ended September 30, 2018, and had weighted average fees of 0.680% and 0.668% for the three months ended September 30, 2019 and 2018, respectively. The increase in weighted average fee rate for Pzena funds reflects an increase in assets in products that generally carry higher fee rates.

Nine Months Ended September 30, 2019 and September 30, 2018

Our total revenue decreased by $4.9 million, or 4.1%, to $112.3 million for the nine months ended September 30, 2019, from $117.2 million for the nine months ended September 30, 2018. This change was driven primarily by decreases in our average AUM due to market depreciation and performance-based fees.

Our weighted average fees were 0.413% and 0.406% for the nine months ended September 30, 2019 and 2018, respectively.

Average assets in separately managed accounts decreased $1.0 billion to $13.6 billion for the nine months ended September 30, 2019, from $14.6 billion for the nine months ended September 30, 2018, and had weighted average fees of 0.548% and 0.536% for the nine months ended September 30, 2019 and 2018, respectively. The increase in separately managed weighted average fee rates reflects an increase in assets in non-U.S. strategies that generally carry higher fee rates.

Average assets in sub-advised accounts decreased $1.6 billion to $20.3 billion for the nine months ended September 30, 2019, from $21.9 billion for the nine months ended September 30, 2018, and had weighted average fees of 0.293% and 0.300% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in sub-advised weighted average fee rates primarily reflects a decrease in performance fees recognized during the nine months ended September 30, 2019. In addition, certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. During the nine months ended September 30, 2019, we recognized a $1.0 million reduction in base fees related to one client account. A reduction in base fees was not recognized during the nine months ended September 30, 2018. To the extent the three-year performance records of these accounts fluctuate relative to their relevant benchmarks, the amount of base fees recognized may vary.

Average assets in Pzena funds increased $0.4 billion to $2.3 billion for the nine months ended September 30, 2019, from $1.9 billion for the nine months ended September 30, 2018, and had weighted average fees of 0.687% and 0.628% for the nine months ended September 30, 2019 and 2018, respectively. The increase in weighted average fee rate for Pzena funds reflects a decrease in fund expense cap reimbursements recognized during the nine months ended September 30, 2019, which are presented net against revenue. The remainder of the increase reflects an increase in assets in products that generally carry higher fee rates.

Expenses

Our operating expenses are driven primarily by our compensation and benefits costs.  The table below describes the components of our operating expenses for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cash Compensation and Other Benefits	$13,166	$13,739	$40,744	$40,309
Other Non-Cash Compensation	2,846	2,383	8,476	7,211
Total Compensation and Benefits Expense	16,012	16,122	49,220	47,520
General and Administrative Expense	3,905	3,322	12,186	9,856
Total Operating Expenses	$19,917	$19,444	$61,406	$57,376

Three Months Ended September 30, 2019 and September 30, 2018

Total operating expenses increased by $0.5 million, or 2.4%, to $19.9 million for the three months ended September 30, 2019, from $19.4 million for the three months ended September 30, 2018.  This increase reflects an increase in general and administrative expense, partially offset by a slight decrease in compensation and benefits.

Compensation and benefits expense decreased by approximately $0.1 million, or 0.7%, to $16.0 million for the three months ended September 30, 2019, from $16.1 million for the three months ended September 30, 2018.

General and administrative expense increased by $0.6 million, or 17.5%, to $3.9 million for the three months ended September 30, 2019 from $3.3 million for the three months ended September 30, 2018. The increase in general and administrative expense reflects an increase in occupancy costs and professional fees.

Nine Months Ended September 30, 2019 and September 30, 2018

Total operating expenses increased by $4.0 million, or 7.0%, to $61.4 million for the nine months ended September 30, 2019, from $57.4 million for the nine months ended September 30, 2018. This increase was attributable to an increase in our compensation and benefits expenses and an increase in general and administrative expense.

Compensation and benefits expense increased by approximately $1.7 million, or 3.6%, to $49.2 million for the nine months ended September 30, 2019, from $47.5 million for the nine months ended September 30, 2018. This increase reflects an increase in compensation rates.

General and administrative expense increased $2.3 million, or 23.6%, to $12.2 million for the nine months ended September 30, 2019, from $9.9 million for nine months ended September 30, 2018. The increase in general and administrative expense reflects an increase in professional fees and an increase in data and systems expenses.

Other Income/ (Expense)

Three Months Ended September 30, 2019 and September 30, 2018

Other Income/ (Expense) was income of less than $0.1 million for the three months ended September 30, 2019, and consisted primarily of $0.3 million in interest income, partially offset by $0.3 million in net realized and unrealized losses from investments.  Other Income/ (Expense) was income of $0.6 million for the three months ended September 30, 2018, and consisted primarily of $0.2 million in interest income, $0.2 million in equity in the earnings of affiliates, $0.1 million in dividend income, and $0.1 million in net realized and unrealized gains from investments.

Nine Months Ended September 30, 2019 and September 30, 2018

Other Income/ (Expense) was income of $2.4 million for the nine months ended September 30, 2019, and consisted primarily of $1.0 million in equity in the earnings of affiliates and $0.5 million in income related to net realized and unrealized gains from investments, $0.7 million in interest income, and $0.4 million in dividend income. Other Income/ (Expense) was income of $0.3 million for the nine months ended September 30, 2018, and consisted primarily of $0.4 million in interest income and $0.1 million in dividend income, partially offset by $0.1 million in equity in the losses of affiliates and $0.1 million in expense related to net realized and unrealized losses from investments.

Income Tax Expense

For the three and nine months ended September 30, 2019 and 2018, components of our income tax expense are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Unincorporated and Other Business Tax Expenses	$(878)	$427	$613	$2,003
Total Corporate Tax Expense	1,124	867	3,540	3,674
Total Income Tax Expense	$246	$1,294	$4,153	$5,677

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.  The Company's provision for income taxes reflects its U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income.  The effective tax rate includes a rate benefit attributable to the fact that approximately 74.4% and 74.4% of the operating company's earnings were not subject to corporate-level taxes for the nine months ended September 30, 2019 and 2018, respectively.  Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.  This favorable impact is partially offset by the impact of certain permanently non-deductible items.  These factors are expected to continue to impact the effective tax rate for future years, although as the Company's economic interest in the operating company increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.  The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of the Company's Class A common stock between grant date and vesting date.

Excluding discrete and permanently non-deductible items, which includes the net income attributable to non-controlling interest, the Company's effective tax rate was 23.5% and 23.4% for the three and nine months ended September 30, 2019, respectively, and 24.0% and 24.1% for the three and nine months ended September 30, 2018, respectively.

Three Months Ended September 30, 2019 and September 30, 2018

Income Tax Expense was $0.2 million for the three months ended September 30, 2019 and $1.3 million for the three months ended September 30, 2018.  Income tax expense for the three months ended September 30, 2019 consisted of $(0.9) million in operating company unincorporated and other business taxes and $1.1 million of corporate income taxes.  Income tax expense for the three months ended September 30, 2018 consisted of $0.4 million in operating company unincorporated and other business taxes and $0.9 million of corporate income taxes. The third quarter of 2019 income tax expense reflects a $1.6 million benefit associated with the reversal of uncertain tax position liabilities and interest related to unincorporated and other business tax expenses due to the expiration of the statute of limitations.

Nine Months Ended September 30, 2019 and September 30, 2018

Income Tax Expense was $4.2 million for the nine months ended September 30, 2019 and $5.7 million for the nine months ended September 30, 2018. Income tax expense for the nine months ended September 30, 2019 consisted of $0.6 million in operating company unincorporated and other business taxes and of $3.5 million of corporate income taxes. Income tax expense for the nine months ended September 30, 2018 consisted of $2.0 million in operating company unincorporated and other business taxes and $3.7 million of corporate income taxes.

Net Income Attributable to Non-Controlling Interests

Three Months Ended September 30, 2019 and September 30, 2018

Net income attributable to non-controlling interests was $13.4 million for the three months ended September 30, 2019, and consisted primarily of $13.4 million associated with our employees’ and outside investors’ approximately 74.5% weighted average interest in the income of the operating company.  Net income attributable to non-controlling interests was $15.2 million for the three months ended September 30, 2018, and consisted of $15.2 million associated with our employees’ and outside investors’ approximately 74.8% weighted average interest in the income of the operating company.  The change in net income attributable to non-controlling interests primarily reflects the decrease in net income for the three months ended September 30, 2019.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

Nine Months Ended September 30, 2019 and September 30, 2018

Net income attributable to non-controlling interests was $39.2 million for the nine months ended September 30, 2019, and consisted primarily of $39.0 million associated with our employees’ and outside investors’ approximately 74.4% weighted average interest in the income of the operating company and $0.2 million associated with the non-controlling interest in the income of our consolidated entities. Net income attributable to non-controlling interests was $43.2 million for the nine months ended September 30, 2018, and consisted primarily of $43.2 million associated with our employees’ and outside investors’ approximately 74.4% weighted average interest in the income of the operating company. The change in net income attributable to non-controlling interests primarily reflects the decrease in net income for the nine months ended September 30, 2019. We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended September 30, 2019, our average AUM and revenues decreased by 6.0% and 6.4%, respectively, compared to our average AUM and revenues for the three months ended September 30, 2018.  At September 30, 2019, cash and cash equivalents was $35.7 million, inclusive of $4.8 million in cash held by our consolidated subsidiaries. We also had $29.0 million in investments in trading debt securities and an open-ended mutual fund that can be sold to meet future cash flow needs and approximately $12.7 million in investments set aside to satisfy our obligations under our deferred compensation programs. Advisory fees receivable was $30.4 million.

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

Cash Flows

Three Months Ended September 30, 2019 and September 30, 2018

Cash, cash equivalents and restricted cash increased $1.9 million to $36.7 million during the three months ended September 30, 2019 compared to a $20.6 million decrease in cash, cash equivalents and restricted cash to $32.9 million during the three months ended September 30, 2018.  Net cash provided by operating activities increased $0.7 million for the three months ended September 30, 2019 to $29.5 million from $28.8 million for the three months ended September 30, 2018. This increase in cash provided was primarily due to a decrease in net income, offset by changes in operating assets and liabilities, and working capital.

Net cash used in investing activities was $13.6 million for the three months ended September 30, 2019, compared to net cash used in investing activities of $34.2 million for the three months ended September 30, 2018.  The decrease in cash used in investing activities was primarily due to a $21.9 million decrease in net purchases of investments.

Net cash used in financing activities decreased $1.2 million for the three months ended September 30, 2019 to $14.0 million from $15.2 million for the three months ended September 30, 2018.  The decrease in cash used is primarily due to a $0.8 million decrease in net distributions to non-controlling interests and a $0.4 million decrease in the repurchase and retirement of shares of Class A common stock and Class B units during the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 and September 30, 2018

Cash and restricted cash decreased $2.4 million to $36.7 million during the nine months ended September 30, 2019 compared to a $31.5 million decrease in cash and restricted cash to $32.9 million during the nine months ended September 30, 2018. Net cash provided by operating activities decreased $9.2 million in the nine months ended September 30, 2019 to $58.4 million from $67.6 million in the nine months ended September 30, 2018. The decrease in cash provided was primarily due to a decrease in net income and changes in operating assets and liabilities, and working capital.

Net cash provided by investing activities was $0.6 million for the nine months ended September 30, 2019, compared to net cash used in investing activities of $35.0 million for the nine months ended September 30, 2018.  The increase in cash provided was primarily due to a $34.3 increase in net cash provided by sale of investments and $2.2 million increase in payments from related parties, partially offset by a $1.0 million increase in purchases of property and equipment during the nine months ended September 30, 2019.

Net cash used in financing activities decreased $2.7 million for the nine months ended September 30, 2019 to $61.4 million from $64.2 million for the nine months ended September 30, 2018. The decrease in cash used is primarily due to a $8.7 million decrease in net distributions from non-controlling interests, partially offset by a $1.4 million increase in dividend payments during the nine months ended September 30, 2019.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

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

Item 4.   Controls and Procedures.

During the course of the review of our consolidated financial statements as of September 30, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three and nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended September 30, 2019.

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
				(in millions)
July 1, 2019 - July 31, 2019	—	$—	—	$21.3
August 1, 2019 - August 31, 2019	80,564	8.18	80,564	20.7
September 1, 2019 - September 30, 2019	95,533	8.66	95,533	19.7
Total	176,097	$—	176,097	$19.7

1

Our share repurchase program was announced on April 24, 2012. The Board of Directors authorized us to repurchase an aggregate of $10 million of our outstanding Class A common stock and the operating company's Class B units on the open market and in private transactions in accordance with applicable securities laws. In February 2014, the Company announced an increase of $20 million in the aggregate amount authorized under the repurchase program.  On April 19, 2018, the Company announced an additional increase of $30 million in the aggregate amount authorized under the repurchase program. The timing, number and value of common shares and units repurchased are subject to the Company’s discretion. The Company’s share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, for any reason.

2

The dollar amount in the column entitled "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs," reflects the remainder of the program and also reflects the repurchase of 13,618 of the operating company's Class B units during September 2019 for an average price of $9.81 per unit. Class B units are repurchased at fair value determined by reference to our Class A common stock on the date of the transaction, because Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis and adjusted for the impact of award terms on the value of the award.

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

101

Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2019

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
Name:	Richard S. Pzena
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JESSICA R. DORAN
Name:	Jessica R. Doran
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)