Form 10-K
period 2019-12-31
Pzena Investment Management, Inc.
filed 2020-03-10
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 001-33761

PZENA INVESTMENT MANAGEMENT, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-8999751
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

320 Park Avenue

New York, New York 10022

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (212) 355-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, par value $.01 per share	PZN	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2019, the last business day of its most recently completed second fiscal quarter, was approximately $153.5 million based on the closing sale price of $8.59 per share of Class A common stock of the registrant on such date on the New York Stock Exchange. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.

As of March 6, 2020, there were 17,447,680 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of March 6, 2020, there were 54,194,168 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2020 annual meeting of shareholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, including but not limited to those noted below and described in Part I, Item 1A — "Risk Factors" of this Annual Report, and are based on assumptions and estimates.  If one or more of these risks or uncertainties materialize, or if one or more of our assumptions or estimates prove incorrect, our actual results could differ materially from those expected or implied by the forward-looking statements.  Accordingly, you should not unduly rely on any forward-looking statements.  The forward-looking statements in this Annual Report, speak only as of the date of this Annual Report. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not known. We undertake no obligation to publicly revise any forward-looking statements to reflect circumstances or events after the date of this Annual Report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, (the “SEC”), after the date of this Annual Report.

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

Information with respect to MSCI, Inc. (“MSCI”) requires a license from MSCI.  The MSCI information provided in this Annual Report may only be used for your internal use, may not be reproduced or re-disseminated in any form and may not be used as a basis for or a component of any financial instruments or products or indices.  None of the MSCI information is intended to constitute investment advice or a recommendation to make (or refrain from making) any kind of investment decision and may not be relied on as such. Historical data and analysis should not be taken as an indication or guarantee of any future performance analysis, forecast or prediction. The MSCI information is provided on an “as is” basis and the user of this information assumes the entire risk of any use made of this information.  MSCI, each of its affiliates and each other person involved in or related to compiling, computing or creating any MSCI information (collectively, the “MSCI Parties”) expressly disclaims all warranties (including, without limitation, any warranties of originality, accuracy, completeness, timeliness, non-infringement, merchantability and fitness for a particular purpose) with respect to this information.  Without limiting any of the foregoing, in no event shall any MSCI Party have any liability for any direct, indirect, special, incidental, punitive, consequential (including, without limitation, lost profits) or any other damages. (www.msci.com)

The S&P 500 Index is licensed from Standard & Poor's Financial Services LLC, which is the source of the performance statistics of this index.

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

Equity interests in Pzena Investment Management, LLC are comprised of Class A, Class B, and Class B-1 membership units. Class A and Class B membership units each have an identical economic interest in the operating company. Class B-1 membership units, first issued on December 31, 2019, are entitled to receive distributions and will participate in additional value only to the extent there has been appreciation subsequent to the issuance of the Class B-1 membership unit. As a holding company, we hold all of the Class A membership units and recognize income generated from our economic interest in our operating company's net income.  The Class B membership units of the operating company are held by employees and certain outside members. The Class B-1 membership units of the operating company are held by employees. For each Class A membership unit held, we have issued one corresponding share of Class A common stock, par value $0.01 per share, which entitles the holder to one vote per share.  For each Class B membership unit, we have issued one corresponding share of Class B common stock, par value $0.000001 per share, which entitles the holder to five votes per share without dividend rights, as described below in the graphic illustration. Class B-1 membership units have not been issued corresponding shares and do not have voting rights. As of December 31, 2019, we owned approximately 25.4% of the economic interest in the December 31, 2019 value of our operating company and our Class A shareholders held approximately 6.4% of our outstanding voting interests. As of December 31, 2019, we owned 24.1% of the right to the future income and distributions of the operating company. The percentages presented above are subject to continued changes including, but not limited to, issuances of awards, exercise of options and exchanges of Class B-1 membership units for Class A common stock.

Pzena Investment Management, Inc. also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity. Certain of the owners of shares of Class B stock and Class B membership units have contributed such interests to Pzena Investment Management, LP in exchange for membership interests therein. Pzena Investment Management, LP may only vote such shares of Class B stock and Class B membership units in accordance with its operating agreement, which provides for a preliminary vote of the limited partners thereof to direct such voting.

The graphic below illustrates our holding company structure and ownership as of December 31, 2019.

(1)	As of December 31, 2019, the Class B and Class B-1 members of Pzena Investment Management, LLC, (collectively, the “Principals”) other than us, consisted of:

•

Richard S. Pzena, John P. Goetz, and William L. Lipsey, our founders, and their estate planning vehicles, who collectively held, through direct and indirect interests, approximately 49.9% of the economic interests in the December 31, 2019 value of Pzena Investment Management, LLC and 47.4% of the future income and distributions.

•

44 of our other employee members and their estate planning vehicles, who collectively held, through direct and indirect interests, approximately 6.0% of the economic interests in the December 31, 2019 value of Pzena Investment Management, LLC and 10.7% of the future income and distributions.

•

Certain other members of our operating company, including one of our directors and his related entities, and former employees, who collectively held, through direct and indirect interests, approximately 18.7% of the economic interests in the value of Pzena Investment Management, LLC and 17.8% of the future income and distributions.

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

(4)

As of December 31, 2019, we held 18,398,211 Class A units of Pzena Investment Management, LLC, which represented approximately 25.4% of the economic interest in the December 31, 2019 value of Pzena Investment Management, LLC and the right to receive 24.1% of the future income and distributions.

(5)

As of December 31, 2019, the principals collectively held 51,302,126 Class B units of Pzena Investment Management, LLC, which represented 74.6% of the economic interest in the December 31, 2019 value of the Pzena Investment Management, LLC and the right to receive 71.0% of the future income and distributions.

(6)

As of December 31, 2019, the principals collectively held 3,683,073 Class B-1 units of Pzena Investment Management, LLC, which represented 0.0% of the economic interest in the December 31, 2019 value of the Pzena Investment Management, LLC and the right to receive 4.9% of the future income and distributions.

(7)

Pursuant to the operating agreement of our operating company, each vested Class B unit is exchangeable for a share of the Company's Class A common stock, subject to certain timing and volume restrictions.  When a vested Class B unit is exchanged for a share of Class A common stock, or is forfeited, a corresponding share of the Company's Class B common stock will automatically be redeemed and cancelled.  When a share of Class A common stock or Class B unit is repurchased and retired, a corresponding membership unit or share of Class B common stock is redeemed and cancelled, respectively.  Conversely, to the extent that we issue shares of Class A common stock, or additional Class B units pursuant to our equity incentive plans, the corresponding Class A membership units or shares of Class B common stock will be issued, respectively. Class B-1 units, upon the end of the holder’s employment, are exchanged for shares of Class A common stock in an amount based upon the appreciation in price of the Class A common stock from the date of grant to the date of exchange.

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

Our assets under management, (“AUM”), was $41.2 billion at December 31, 2019, and we managed money on behalf of institutions, acted as sub-investment adviser to a variety of SEC-registered mutual funds and non-U.S. funds as well as investment adviser to Pzena SEC-registered mutual funds, certain private placement funds, and non-U.S. funds.

Our operating company is led by a committee, consisting, as of December 31, 2019, of our Chief Executive Officer (CEO), Mr. Richard S. Pzena; each of our Presidents, Messrs. John P. Goetz and William L. Lipsey; our Chief Operating Officer (COO), Mr. Gary J. Bachman; our Executive Vice President, Ms. Caroline Cai; and our Chief Information & Operations Officer and Chief Information Security Officer, Mr. Evan Fire (the “Executive Committee”).

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

•

Culture of Ownership.  We believe the key contributors to our success should have significant ownership of our business.  Since our inception, we have communicated to all our employees that they have the opportunity to become members of our operating company.  As of December 31, 2019, we had 47 employee members positioned within all of our functional areas.  We believe this ownership model results in a shared sense of purpose with our clients and their advisers.  We intend to continue fostering a culture of ownership through our equity incentive plans, which are designed to align our team’s interests with those of our stockholders and clients.  We believe this culture of ownership contributes to our team orientation and connection with clients.

Our Business Strategy

The key to our success is continued long-term investment performance.  In conjunction with this, we believe the following strategies will enable us to grow our business over time:

•	Unwavering Focus on Classic Value Investing. We view our unwavering focus on long-term classic value investment excellence to be the key driver of our business success.
•

Capitalize on Growth Opportunities Created By Our Global Strategies.  Among both institutional and retail investors industry-wide, over the past few years, there have been increasing levels of investments in portfolios including non-U.S. equities.  As of December 31, 2019, the total AUM in our Global Value strategies, International Value strategies, Emerging Markets Value strategies, European Value strategies, and other Global & non-U.S. strategies was $24.5 billion, or 59.5% of our overall AUM.  Our global capability provides opportunity for implementation of our strategies around the world.

•

Work with Our Strong Consultant Relationships.  We believe that we have built strong relationships with the leading investment consulting firms who advise potential institutional clients.  Historically, new accounts sourced through consultant-led searches have been a large driver of our inflows and are expected to be a major component of our future inflows.  We estimate that approximately 70% of all retirement plan assets are advised by investment consultants, with a relatively small number of these consultants representing a significant majority of these relationships.  As a result of a consistent servicing effort over our history, we have built strong relationships with consulting firms that we believe are the most important.  New accounts sourced through consultant-led searches have been a large driver of our historical growth and are expected to be a major component of our future growth.  As of December 31, 2019, our largest consultant relationship represented approximately 9.4% of our AUM.

•

Expand Our Non-U.S. Client Base.  In recent years, we have increased our efforts to develop our non-U.S. client base. Through our strong relationships with global consultants, we have been able to accelerate the development of our relationships with their non-U.S. branches.  Over time, we aim to achieve growth of this client base through these relationships and by directly calling on the world’s largest institutional investors.  We have also sought to expand our non-U.S. base through our relationships with non-U.S. mutual funds and other investment fund advisers.  In addition to our headquarters in the United States, we have a business development and client service office in London as well as a representative office in Melbourne.  To date, our marketing efforts have resulted in client relationships in sixteen non-U.S. countries, including Australia, the United Kingdom, Luxembourg, Canada, Ireland, Japan, and South Africa.  As of December 31, 2019, we managed $14.2 billion on behalf of non-U.S. clients.

•

Provide Access To Our Strategies Through a Range of Investment Vehicles and Distribution Channels.  Our clients access our investment strategies through a range of investment vehicles and distribution channels, including separately managed accounts, mutual funds that we sub-advise, and certain private placement vehicles and non-U.S. funds.  We also offer five SEC-registered Pzena mutual funds for which we act as investment adviser. For more information concerning access to our strategies and our distribution approach, see “Our Client Relationships and Distribution Approach” below.

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

•

Corporate Environmental and Social Responsibility. As a global investment management organization, we are committed to adopting and implementing responsible investment principles in a manner that is consistent with our fiduciary responsibilities to our clients.  Throughout the firm’s history, we have recognized the importance of considering environmental, social and governance (ESG) issues as part of a robust investment process. Assessing the potential impact of ESG issues on a company is therefore critical to our investment process. In addition, we believe our communication with the management of companies we invest in and the voting of proxies for those companies should be managed with the same care as all other elements of the investment process.  Through our engagement with management, and our proxy voting, we seek to exert a constructive, long-term oriented influence on the trajectory of the company.

Our commitment to incorporating ESG into our investment approach drives us to enhance the way we look at ESG factors.  For example, in the beginning of 2018, we became a signatory to the Principles for Responsible Investment (PRI), which is a leading global responsible investment network of investment managers, service providers and asset owners.

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

As of December 31, 2019, we had a 27-member investment team.  Each member serves as a research analyst, and certain members of the team also have portfolio management responsibilities. There are generally three portfolio managers for each investment strategy.  These managers have joint decision-making responsibility, and each has “veto authority” over all decisions regarding the relevant portfolio.  Research analysts have sector and company-level research responsibilities which span all of our investment strategies, including those with a non-U.S. focus.  In order to facilitate the professional development of our team, and to keep a fresh perspective on the companies in our investment portfolios, our research analysts generally rotate industry coverage every three to four years.

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

Our Investment Strategies

As of December 31, 2019, our approximately $41.2 billion in AUM was invested in a variety of value-oriented investment strategies, representing differing degrees of concentration, and capitalization segments of U.S. and non-U.S. markets. See "Item 7 — Management's Discussion and Analysis of Financial Condition & Results of Operations — Operating Results — Assets Under Management and Flows" for additional details about our strategies.

The following table identifies our current U.S. and non-U.S. investment strategies, and the allocation of our AUM among them, as of December 31, 2019 and 2018:

Strategy	As of December 31,
	2019	2018
U.S. Value Strategies	(in billions)
Large Cap Value	$10.1	$9.0
Mid Cap Value	3.7	2.3
Small Cap Value	1.8	1.2
Value	0.9	1.8
Other U.S. Strategies	0.2	0.2
Global and Non-U.S. Strategies
Global Value	8.9	6.0
International Value	6.9	5.7
Emerging Markets Value	5.3	4.0
European Value	3.0	2.9
Other Global and Non-U.S. Strategies	0.4	0.3
Total	$41.2	$33.4

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

Our largest investment strategies as of December 31, 2019 are further described below.  This strategy detail is representative of our Value and Focused Value strategies, and variations thereof.

U.S. Strategies

Large Cap Value.  These strategies reflect a portfolio composed of approximately 30 to 80 stocks drawn generally from a universe of 500 of the largest U.S. listed companies, based on market capitalization.

Mid Cap Value.  These strategies reflect a portfolio composed of approximately 30 to 80 stocks drawn generally from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.

Small Cap Value.  These strategies reflect a portfolio composed of approximately 40 to 50 stocks drawn generally from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization.

Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn generally from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization.

Global and Non-U.S. Strategies

Global Value.  These strategies reflect a portfolio composed of approximately 40 to 95 stocks drawn generally from a universe of 2,000 of the largest companies across the world, based on market capitalization.

International Value.  These strategies reflect a portfolio composed of approximately 30 to 80 stocks drawn generally from a universe of 1,500 of the largest companies across the world, excluding the United States, based on market capitalization.

Emerging Markets Value.  These strategies reflect a portfolio composed of approximately 40 to 80 stocks drawn generally from a universe of 1,500 of the largest emerging market companies, based on market capitalization.

European Value.  These strategies reflect a portfolio composed of approximately 40 to 50 stocks drawn generally from a universe of 750 of the largest European companies, based on market capitalization.

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

Distribution Channels

We manage assets in three principal distribution channels.  A summary of selected financial data attributable to our operations for each distribution channel is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The following table provides information regarding the composition of our total assets under management by distribution channel:

	As of December 31,
Assets Under Management	2019	2018
	(in billions)
Separately Managed Accounts	$16.4	$12.6
Sub-Advised Accounts	22.4	18.8
Pzena Funds	2.4	2.0
Total	$41.2	$33.4

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

With respect to our sub-advised accounts, as of December 31, 2019, we sub-advised eighteen SEC-registered mutual funds that each have an initial two-year term and are thereafter subject to annual renewal by each fund’s board of directors pursuant to the Investment Company Act of 1940, as amended (the “Investment Company Act”).  Thirteen of these eighteen sub-investment advisory agreements are beyond their initial two-year terms as of December 31, 2019.  In addition, we sub-advise thirty non-U.S. funds.  Under these agreements, we are generally paid a management fee according to a schedule, pursuant to which the rate we earn on the AUM declines as the amount of AUM increases.  Certain of these funds pay us fixed-rate management fees.  Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of AUM, are lower than the advisory fees we earn on our separately managed accounts.

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

Employees

At December 31, 2019, we had 115 full-time employees, including 27 investment professionals and 14 business development and client service professionals.

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

SEC Regulation

Our operating company, Pzena Investment Management, LLC, is registered as an investment adviser with the SEC.  As a registered investment adviser, it is subject to the requirements of the Investment Advisers Act of 1940, as amended, (the “Investment Advisers Act”), and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff.  The Investment Advisers Act imposes substantive regulation on virtually all aspects of Pzena Investment Management, LLC's business and its relationships with its clients.  As an investment adviser, Pzena Investment Management, LLC owes fiduciary duties to its clients, which relate to conflicts of interest, client recommendations and other fundamental matters.  Applicable requirements relate to, among other things, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, advertising, recordkeeping, reporting, and disclosure requirements.

Certain U.S. funds for which Pzena Investment Management, LLC acts as the sub-investment adviser and five of the U.S. funds for which Pzena Investment Management, LLC acts as investment adviser, are registered with the SEC under the Investment Company Act.  The Investment Company Act imposes additional obligations, including detailed operational requirements for both the funds and their advisers.  Moreover, the Investment Company Act requires that an investment adviser’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board after an initial two-year term.

Both the Investment Advisers Act and the Investment Company Act regulate the “assignment” of advisory contracts by the investment adviser.  The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration.

Pzena Financial Services, LLC, our SEC registered broker-dealer subsidiary, is subject to the SEC's Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer's assets be kept in relatively liquid form.  At December 31, 2019, Pzena Financial Services, LLC had net capital of $428,608, which was $416,620 in excess of its net capital requirement of $11,988.

ERISA-Related Regulation

With respect to our benefit plan clients, Pzena Investment Management, LLC is a “fiduciary” under the Employment Retirement Act of 1974, (“ERISA”), and is therefore subject to ERISA, and to regulations promulgated thereunder.  ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients, and provide monetary penalties for violations of these prohibitions.

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

Pzena Investment Management, LLC currently avails itself of the international adviser exemption in Ontario, Canada.  In addition, Pzena Investment Management, LLC is registered as an exempt market dealer in Ontario, Canada.  As an exempt adviser, Pzena Investment Management, LLC is only permitted to provide advice in Ontario to certain institutional and high net worth individual clients.  As an exempt market dealer, Pzena Investment Management, LLC is permitted to act as a market intermediary for only certain types of trades, and is permitted to market, sell and distribute prospectus-exempt securities to accredited investors. An exempt adviser and market dealer must, upon the request of the Ontario Securities Commission, (“OSC”), produce all books, papers, documents, records and correspondence relating to its activities in Ontario, and inform the OSC if it becomes the subject of an investigation or disciplinary action by any financial services or securities regulatory authority or self-regulatory authority.  In the Netherlands, Pzena Investment Management, LLC avails itself of the Section 10 Exemption, which allows U.S. investment managers to provide investment services to certain eligible Dutch clients.  This exemption subjects Pzena Investment Management, LLC to certain conduct of business requirements under the Dutch regulations.

We operate in various other foreign jurisdictions without registration in reliance upon applicable exemptions under the laws of those jurisdictions.

Available Information

We make available free of charge through our website, www.pzena.com, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as amendments to those reports, and other filings required under the Securities Act or the Exchange Act as soon as reasonably practicable after they are electronically filed with the SEC.  To retrieve these reports, and any amendments thereto, visit the Investor Relations section of our website.  The SEC maintains a website at www.sec.gov.  All of the materials we filed with the SEC may be accessed free of charge on the SEC's website through its EDGAR page.

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

•

Termination of significant relationships: Our clients can generally terminate our advisory agreements or reduce assets under management upon short notice and for any reason. Investors in the pooled funds that we manage may also redeem their investments in the funds at any time without prior notice. As of December 31, 2019, five client relationships represented 42% and 23% of our AUM and revenue, respectively, including one client relationship which represents approximately 23% and 8% of our AUM and revenue respectively. The termination of any of these relationships and outflow of money from our pooled funds could significantly reduce our revenue, and we may not be able to establish relationships with other clients in order to replace the lost revenue. There can also be no assurance that our agreements with respect to these relationships will remain in place going forward.

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

A portion of our investment advisory revenue is also derived from performance fees. We generally earn performance fees under certain client agreements according to the performance relative to an agreed-upon benchmark. This fee structure results in a lower base fee but allows for us to earn higher fees if the investment strategy outperforms the benchmark. Some performance-based fee arrangements include high-water mark provisions, which generally provide that if a client account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve the performance target for a particular period, we may not earn a performance fee for that period and for accounts with a high-water mark provision, our ability to earn future performance fees may be impaired. During fiscal years 2019 and 2018, we earned $1.1 million and $2.9 million in performance fees, respectively.  An increase in performance-based fee arrangements with clients could create greater fluctuations in our revenue and earnings.

In addition, certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee, or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. During the fiscal years 2019 and 2018, we recognized a reduction in base fees in the amounts of $1.8 million and $0.2 million, respectively, related to fulcrum fee arrangements.  To the extent the three-year performance records of these accounts fluctuate relative to their relevant benchmarks, the amount of base fees recognized may vary.

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

The success of our business largely depends on the participation of Richard S. Pzena and the other members of our Executive Committee. Their professional reputations, expertise in investing, and relationships with our clients and within the investing community in the U.S. and abroad are critical to executing our business strategy and attracting and retaining clients. The retention of these individuals is crucial to our future success. There is no guarantee that they will not resign, join our competitors or form a competing company. The terms of the current operating agreement of our operating company restrict each of these individuals from competing with us or soliciting our clients or employees during the term of their employment with us and, in certain circumstances, for a certain period thereafter. The penalty for breach of these restrictive covenants may be the forfeiture of a number of Class B or Class B-1 units held by the individual, and his permitted transferees, as of the earlier of the date of his breach or the termination of his employment. Although we may seek specific performance of these restrictive covenants, there can be no assurance that we would be successful in obtaining this relief. After this post-employment restrictive period, we may not be able to prohibit them from competing with us or soliciting our clients or employees. Furthermore, we do not carry any "key man" insurance that would provide us with proceeds in the event of the death or disability of any of the above mentioned employees.

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

The SEC and its staff continue to engage in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular.  During the past few years, the SEC proposed, among other things, enhanced reporting by investment advisors, enhanced reporting on registered mutual funds and cyber security and new vendor concerns.  While these proposals have yet to be finalized into new rules, any new rules, guidance or regulatory initiatives resulting from these efforts could expose us to additional compliance and reporting costs and may require us to change how we operate our business or manage funds.

The United Kingdom (“U.K.”) and other European jurisdictions in which we operate have implemented the Markets in Financial Instruments Directive (“MiFID”) rules into national legislation.  MiFID II, which took effect on January 3, 2018, builds upon many initiatives introduced through MiFID which primarily focused on equity trading activity to migrate onto open and transparent markets.  MiFID II has been implemented through a number of more detailed directives, regulations and standards made by the European Commission and by the European Securities Markets Authority (“ESMA”).  MiFID II has significant impact on the European Union (“EU”) securities market, including (i) enhanced investor protection and governance standards, (ii) rules regarding the ability of portfolio management firms to receive and pay for investment research relating to all asset classes, (iii) an enhanced role for ESMA in supervising EU securities, (iv) new requirements regarding non-EU investment firms’ access to EU financial markets, as well as many other requirements for derivatives and trading activities. In particular, compliance with MiFID II may increase costs and affect the manner in which our businesses obtain investment research services.

The U.K. exited the EU effective January 31, 2020 (referred to as Brexit) and has now entered a transition period, expected to last for 11 months, during which there will be no substantive changes regarding trade, employment, and movement between the U.K. and European Union States. During the transition period, the U.K. and European Union will negotiate to determine a holistic agreement to govern trade and all other aspects of the relationship. Depending on the outcome of the Brexit negotiations, our ability to market and provide services within the European Union could be restricted, in whole or in part, temporarily or in the long term. Our contingency plans for certain Brexit scenarios require the cooperation of counterparties or a regulator of financial services to make timely arrangements. We cannot guarantee that counterparties or regulators will cooperate or the timeliness of their cooperation. Our operating expenses may increase as we implement our plan to continue to market and provide our services and distribute our products in the short and/or long term. There is no assurance that any of our Brexit contingency plans will succeed.

In May 2018, the European Union’s General Data Protection Regulation (“GDPR”) became effective. The primary objectives of GDPR are to give citizens control of their personal data and to simplify the regulatory environment for international business by unifying data protection regulation in the European Union. Compliance with the stringent rules under GDPR requires continuous monitoring and evaluation of our global data processing. Failure to comply with GDPR could result in fines up to the higher of 20 million Euros or 4% of annual global revenues, regulatory action, and reputational risk.

In addition to the European Union’s GDPR data protection rules, we may also be or become subject to or affected by additional, federal and state laws, regulations, and guidance impacting consumer privacy, such as the recently enacted California Consumer Privacy Act (“CCPA”) effective January 2020, which provides for enhanced consumer protections for California residents and statutory fines for data security breaches or other CCPA violations. Noncompliance with our legal obligations relating to privacy and data protection could result in penalties, legal proceedings by governmental entities or affected individuals, and significant legal and financial exposure.

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

We are subject to income- as well as non-income-based taxes, in both the U.S. and non-U.S. jurisdictions.  Additional guidance or changes to tax law may be issued that may have a direct effect on our financial condition, results of operations and liquidity.  We are also subject to potential tax audits in various jurisdictions and in such event, tax authorities may disagree with certain positions we have taken and assess penalties or additional taxes. We regularly assess the likely outcomes of these potential audits in order to determine the appropriateness of our tax provision; however, there can be no assurance that we will accurately predict the outcomes of these potential audits. The actual outcomes of these potential audits could have a material impact on our net income or financial condition and any changes in tax laws or tax rulings could materially impact our effective tax rate and earnings.

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

Our ability to conduct our business may be materially adversely impacted by catastrophic events, including natural disasters, pandemics and other international health emergencies, weather-related events, terrorist attacks, and other disruptions.

We may encounter disruptions involving power, communications, transportation, travel or other utilities or essential services depended on by us or by third parties with whom we conduct business. This could include disruptions as the result of natural disasters, pandemics, other international health emergencies, or weather-related or similar events (such as fires, hurricanes, earthquakes, floods, landslides and other natural conditions including the effects of climate change), political instability, labor strikes or turmoil, or terrorist attacks. For example, in recent years, several parts of the U.S., including Texas, Florida, the Carolinas and Puerto Rico, sustained significant damage from hurricanes and California sustained significant damage from wildfires and landslides.  Additionally, Australia sustained significant damage from wildfires in recent years. In 2020, China and other countries have experienced the spread of the coronavirus. Similar potential disruptions may occur in any of the locations in which we or our clients do business. We continue to assess the potential impact on our investments and clients of such events, and what impact, if any, these events could have on our businesses, financial condition, results of operations and prospects.

Furthermore, we often service our clients and prospects by visiting their offices or having them visit our offices.  Any disruptions that prevent our ability to meet with our clients may adversely impact our ability to gain new clients or service our existing clients.

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

Our global and non-U.S. strategies, which together represented $24.5 billion and $18.9 billion of our AUM as of December 31, 2019 and 2018, respectively, are primarily invested in securities of companies located outside the United States.  As of December 31, 2019, approximately 45% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar.  Investments in non-U.S. issuers may be affected by political, social and economic uncertainty affecting a country or region in which we are invested.  Many emerging financial markets are not as developed, or as efficient, as the U.S. financial market, and, as a result, liquidity may be reduced and price volatility may increase. The legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information in respect of such companies. These risks could adversely impact the performance of our strategies that are invested in securities of non-U.S. issuers. In addition, fluctuations in foreign currency exchange rates may affect investment return and AUM since we do not engage in currency hedging for these portfolios. Due to these factors, our AUM may fluctuate from one reporting period to another, causing volatility in earnings.

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

Our investment strategies subject us to the risk that the companies in which we invest may be exposed to catastrophic events, including natural disasters, pandemics and other international health emergencies, weather-related events, terrorist attacks and other disruptions.

We invest in companies globally that may encounter disruptions involving power, communications, transportation, travel or other utilities or essential services they depend on to conduct business. This could include disruptions as the result of natural disasters, pandemics, other international health emergencies, or weather-related or similar events (such as fires, hurricanes, earthquakes, floods, landslides and other natural conditions including the effects of climate change), political instability, labor strikes or turmoil, or terrorist attacks. For example, in recent years, several parts of the U.S., including Texas, Florida, the Carolinas and Puerto Rico, sustained significant damage from hurricanes and California sustained significant damage from wildfires and landslides.  Additionally, Australia sustained significant damage from wildfires in recent years. In 2020, China and other countries have experienced the spread of the coronavirus. Although we continue to assess the potential impact of such events on the companies in which we invest, there can be no assurance that these events will not adversely affect our investment and may lead one or more of our investment strategies to underperform. Such disruptions may affect our investment process by limiting our ability to complete our fundamental research in a timely manner.

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

Pursuant to a tax receivable agreement dated October 30, 2007, among us, the Selling Members, and all holders of Class B units after our IPO, we are required to pay the Selling Members, and certain holders of Class B units who elect to exchange their Class B units for shares of our Class A common stock, 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax that we realize as a result of the increases in amortizable tax basis due to the sale to us of their membership units. The actual increase in tax bases, as well as the amount and timing of any payments under this agreement, may vary depending upon a number of factors, including the timing of exchanges, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income, and the tax rates and related laws then applicable. Payments under the tax receivable agreement are expected to give rise to certain additional tax benefits attributable to further increases in basis. Any such benefits are covered by the tax receivable agreement and may increase the amounts due thereunder. We expect that, as a result of the size and increases in our share of the tax basis in the tangible and intangible assets of our operating company attributable to our interest therein, the payments that we may make to these members likely may be substantial.

If we exercise our right to terminate the tax receivable agreement early, we may be obligated to make an early termination payment to the selling and converting shareholders, based upon the net present value of all payments that would be required to be paid by us. If certain change of control events were to occur, we would also be obligated to make an early termination payment.

Were the IRS to successfully challenge the tax bases increases described above, we would not be reimbursed for any payments made under the tax receivable agreement. As a result, in certain circumstances, we could be required to make payments under the tax receivable agreement in excess of our cash tax savings.

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

Pursuant to the operating agreement of our operating company, on at least one date designated by us each year, certain holders of Class B units generally may exchange up to 15% of certain of their Class B units for an equivalent number of shares of our Class A common stock, subject to certain restrictions and conditions set forth in the operating agreement. Pursuant to the operating agreement of our operating company, no later than the second exchange date after holders of our Class B-1 units cease to be employed by us, such Class B-1 holders are required to exchange all of their Class B-1 units for a number of shares of our Class A common stock that will be determined based on the market value of our Class A common stock at the time of the grant of the Class B-1 units and at the time of the exchange. Also, since 2011, the non-employee members of our operating company may exchange all of their vested Class B units, in accordance with the timing restrictions set forth in the operating agreement.

Pursuant to the resale and registration rights agreement, dated October 30, 2007, among the holders of Class B units and us, these holders may resell the shares of Class A common stock issued to them upon the exchange of their Class B units as discussed above.

During 2019, we established December 23, 2019 as an exchange date. Certain employee members, non-employee members and permitted transferees, elected to exchange an aggregate of 234,602 of their Class B units for an equivalent number of shares of our Class A common stock, which are freely tradable.  As of December 31, 2019, there remained 52,952,519 shares of our Class A common stock that have previously been registered in various registration statements filed with the SEC, which may be issued upon the exchange of currently outstanding Class B units as discussed above.  An additional 8,776,108 shares of Class A common stock are registered relating to Class B units that have not been issued. There are also shares of our Class A common stock registered in various registration statements filed with the SEC, which may be issued upon the exchange of 3,683,073 currently outstanding Class B-1 units as discussed above.  The number of such shares of our Class A common stock issuable upon exchange of currently outstanding Class B-1 units will depend on the market value of our Class A common stock at issuance of the relevant Class B-1 units and at the time of any such future exchange.

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

As of December 31, 2019, our Class B stockholders collectively hold approximately 94% of the combined voting power of our common stock. These stockholders consist of our founders, 44 of our other employees (directly or through their interests in Pzena Investment Management, LP), the estate planning vehicles of our founders and certain of our other employees, certain other members of our operating company, including one of our directors and his related entities, and former employees (directly or through their interests in Pzena Investment Management, LP). Holders of shares of our Class B common stock have entered into a Class B Stockholders’ Agreement with respect to all shares of Class B common stock then held by them and any additional shares of Class B common stock they may acquire in the future. Pursuant to this agreement, they may vote these shares of Class B common stock together on all matters submitted to a vote of our common stockholders. To the extent that we cause our operating company to issue additional Class B units, which may be granted, subject to vesting, to our employees pursuant to the PIM LLC 2006 Equity Incentive Plan, these employees will be entitled to receive an equivalent number of shares of our Class B common stock, subject to the condition that they agree to enter into this Class B Stockholders’ Agreement. Each share of our Class B common stock entitles its holder to five votes per share for so long as the Class B stockholders collectively hold 20% of the total number of shares of our common stock outstanding. When a Class B unit is exchanged for a share of our Class A common stock, an unvested Class B unit is forfeited due to the employee holder’s failure to satisfy the conditions of the award agreement pursuant to which it was granted, or any Class B unit is forfeited as a result of a breach of any restrictive covenants contained in our operating company’s amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed by us.

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

We currently intend to pay cash dividends on a quarterly basis and our Board of Directors has targeted a cash dividend payout ratio of approximately 60% to 70% of annual as adjusted earnings per share, subject to growth initiatives and other funding needs. However, our Board of Directors may, in its discretion, modify the level of dividends, or discontinue the payment of dividends entirely. Furthermore, we are a holding company, and depend upon the ability of Pzena Investment Management, LLC, our operating company, to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses and pay dividends to our stockholders. We expect to cause Pzena Investment Management, LLC to make distributions to its members, including us. However, the ability of Pzena Investment Management, LLC to make such distributions is subject to its operating results, cash requirements and financial condition, and applicable Delaware laws (which may limit the amount of funds available for distribution to its members), as well as any contractual restrictions. If, as a consequence of these various limitations and restrictions, we do not receive distributions from our operating company, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Because of these various limitations and restrictions, we have, in the past, had to suspend our quarterly dividend payment. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Our Dividend Policy.”

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, namely, to exclude companies with multiple classes of shares of common stock from being added to such indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of the date of this Annual Report, our corporate headquarters and principal offices are located at 320 Park Avenue, 8th Floor, New York, New York 10022. We occupy approximately 45,050 square feet of space under a non-cancellable operating lease, the term of which expires on December 31, 2025.

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

Our Class A common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “PZN.” As of March 9, 2020, there were approximately 33 record holders of our Class A common stock and 34 record holders of our Class B common stock. These numbers do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.

Our Dividend Policy

Our Board of Directors has targeted a cash dividend payout ratio of approximately 60% to 70% of our as adjusted diluted net income, subject to growth initiatives and other funding needs. However, our Board of Directors may, in its discretion, modify the level of dividends, or discontinue the payment of dividends entirely.

We use annual non-GAAP as adjusted earnings measures, discussed in further detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Net Income” in Part II of this Annual Report, to assess the strength of the underlying operations of the business.  Included in our annual results are certain tax related and non-recurring adjustments that we feel add a measure of non-operational complexity to our results as reported under GAAP and obscure the underlying performance of the business.  Management therefore does not consider these adjustments when evaluating operating results or financial information in any given period, and instead uses as adjusted measures of earnings, which exclude these items, to analyze our operations between periods, and over time, and to evaluate the financial condition and results of operations.  Investors should consider the as adjusted measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. The adjusted measures that we present are not determined in accordance with GAAP. We have made adjustments that we have determined are appropriate, but such adjustments may differ from the adjustments made by other companies using similarly titled measures. Accordingly, such measures may not be comparable to the similarly titled measures presented by other companies.

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

Issuer Purchases of Equity Securities

On April 24, 2012, our Board of Directors authorized us to repurchase an aggregate of $10.0 million of our outstanding Class A common stock in the open market and Class B units of the operating company in private transactions in accordance with applicable securities laws.  On February 5, 2014, the Board of Directors authorized us to repurchase an additional $20.0 million of our outstanding Class A common stock and Class B units of the operating company.  On April 19, 2018, the Company announced that its Board of Directors approved an additional increase of $30.0 million in the aggregate amount authorized under the program.  The timing, number, and value of common shares and units repurchased are subject to our discretion.  Our share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, or for any reason.  Shares repurchased under the repurchase program during the fourth quarter of 2019 are as follows:

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
October 1, 2019 through October 31, 2019	150	$8.00	150	$19.7
November 1, 2019 through November 30, 2019	4,711	8.89	4,711	19.6
December 1, 2019 through December 31, 2019	20,116	8.67	20,116	18.8
Total	24,977	$8.70	24,977	$18.8

(1)

The dollar amount in the column entitled "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs," reflects the remainder of the program and also reflects the repurchase of 88,857 of the operating company's Class B units during December 2019 for an average price of $6.94 per unit.  Class B units are repurchased at fair value determined by reference to our Class A common stock on the date of the transaction since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis and adjusted for the impact of award terms on the value of the award.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this annual report for disclosure relating to our equity compensation plans. The information required will be included in the Company’s 2020 Proxy Statement and is incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical consolidated financial data of Pzena Investment Management, Inc. The selected consolidated statements of operations data for the years ended December 31, 2019 and 2018 and the selected consolidated statements of financial condition data as of December 31, 2019 and 2018, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements included in this Annual Report.

The selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015, and the selected consolidated statements of financial condition as of December 31, 2017, 2016 and 2015, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements not included in this report.

You should read the following selected historical consolidated financial data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the related notes included in this Annual Report.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share amounts)
Statements of Operations Data:
REVENUE
Management Fees	$149,691	$150,700	$138,136	$108,129	$112,102
Performance Fees	1,055	2,879	3,159	207	4,505
Total Revenue	150,746	153,579	141,295	108,336	116,607
EXPENSES
Cash Compensation and Benefits	58,016	51,600	48,722	41,397	35,431
Other Non-Cash Compensation	30,093	9,819	10,182	6,933	11,092
Total Compensation and Benefits Expense	88,109	61,419	58,904	48,330	46,523
General and Administrative Expenses	16,973	13,405	13,337	12,788	14,667
TOTAL OPERATING EXPENSES	105,082	74,824	72,241	61,118	61,190
Operating Income	45,664	78,755	69,054	47,218	55,417
Other Income/ (Expense)	5,607	(2,658)	25,608	(48,042)	(3,300)
INCOME BEFORE INCOME TAXES	51,271	76,097	94,662	(824)	52,117
Income Tax Provision	5,795	7,778	34,512	(54,475)	5,114
Consolidated Net Income	45,476	68,319	60,150	53,651	47,003
Less: Net Income Attributable to Non-Controlling Interests	37,014	54,525	53,242	37,472	39,324
NET INCOME Attributable to Pzena Investment Management, Inc.	$8,462	$13,794	$6,908	$16,179	$7,679
Per Share Data[1]:
Net Income for Basic Earnings per Share	$8,462	$13,794	$6,908	$16,179	$7,679
Basic Earnings per Share	$0.47	$0.78	$0.40	$1.01	$0.55
Basic Weighted Average Shares Outstanding	17,945,686	17,678,874	17,338,348	15,962,902	14,014,219

Net Income for Diluted Earnings per Share	$34,046	$55,347	$40,064	$39,600	$33,809
Diluted Earnings per Share[2]	$0.46	$0.77	$0.40	$0.58	$0.50
Diluted Weighted Average Shares Outstanding	74,199,308	71,934,144	70,934,362	68,849,172	68,126,786

Cash Dividends Declared Per Share	$0.58	$0.51	$0.37	$0.41	$0.41

(1)

Pursuant to our equity incentive plans, the Company issues shares of Class A common stock and the operating company issues Class B units that have non-forfeitable dividend rights. Under the “two-class method,” these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

(2)

During the year ended December 31, 2017, the calculation of diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted earnings per share is assumed to be equal to basic earnings per share.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Statements of Financial Condition Data:
Cash and Cash Equivalents	$52,480	$38,099	$63,414	$43,522	$35,417
TOTAL ASSETS	199,452	170,976	169,047	179,121	114,309
TOTAL LIABILITIES	91,242	71,968	69,758	97,787	28,847
Non-Controlling Interests	76,766	66,006	66,985	52,841	67,040
EQUITY	31,444	33,002	32,304	28,493	18,422

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At December 31, 2019, our AUM was approximately $41.2 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, certain private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our interest in our operating company’s net income.  As of December 31, 2019, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 25.4% and 74.6%, respectively, of the economic interests in the December 31, 2019 value of our operating company. As of December 31. 2019, the holders of our Class A common stock and the holders of Class B and Class B-1 units of our operating company held approximately 24.1%, 71.0%, and 4.9%, respectively, of the future income and distributions. For the year ended December 31, 2019, the weighted-average non-controlling interest of our operating company was 74.4%.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Our founders and certain of our employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B and B-1 units of our operating company. As of December 31, 2019, through direct and indirect interests, our three founders; 44 other employee members; and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 49.9%, 6.0%, and 18.7% of the economic interests in the December 31, 2019 value of our operating company, respectively. As of December 31, 2019, through direct and indirect interests, our three founders; 44 other employee members; and certain former employees, collectively held 47.4%, 10.7%, and 17.8% of the future income and distributions of our operating company.

Net Income

GAAP diluted net income and GAAP diluted earnings per share were $34.0 million and $0.46, respectively, for the year ended December 31, 2019, and $55.3 million and $0.77, respectively, for the year ended December 31, 2018.

In evaluating the results of operations, management also reviews non-GAAP as adjusted measures of earnings, which are adjusted to exclude accounting items that add a measure of non-operational complexity which obscures the underlying performance of the business. For the twelve months ended December 31, 2019, earnings were adjusted to exclude non-recurring Compensation and Benefits expenses, the vast majority of which were related to the issuance of certain unit-based and other awards to a number of the firm’s key contributors pursuant to the terms of our equity incentive plans, in addition to costs related to certain employee departures. For the twelve months ended December 31, 2018, earnings were adjusted to exclude changes in the deferred tax asset and corresponding liability to the Company’s selling and converting shareholders associated with a change in the historical calculation of deferred tax assets discussed in Tax Receivable Agreement below. We believe that these adjustments, and the as adjusted measures derived from them, provide information to better analyze our operations between periods, and over time.  Investors should consider these as adjusted measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

As adjusted diluted net income and as adjusted diluted earnings per share were $54.1 million and $0.73, respectively, for the year ended December 31, 2019, and $55.6 million and $0.77, respectively, for the year ended December 31, 2018.  GAAP and as adjusted net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our GAAP and as adjusted net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and other adjustments. The as adjusted historical tax rate used to calculate the as adjusted diluted net income for the year ended December 31, 2019 also excludes the impact of the non-recurring charges recognized in operating expenses.  Our GAAP effective tax rate, exclusive of these adjustments, was 30.0% for the year ended December 31, 2019 and 24.1% for the year ended December 31, 2018. Our as adjusted effective tax rate, exclusive of these adjustments, was 24.4% for the year ended December 31, 2019 and 24.1% for the year ended December 31, 2018.  See “Operating Results — Income Tax Expense” below.

A reconciliation of the as adjusted measures to the most comparable GAAP measures is included below:

	For the Years Ended December 31,
	2019	2018
	(in thousands, except share and per share amounts)
GAAP Net Income	$8,462	$13,794
Change due to Non-Recurring Compensation and Benefits Expense[1]	5,283	—
Impact of Change in Historical 754 Step-Up Calculations[2]	—	246
As adjusted Net Income	$13,745	$14,040

Basic Weighted Average Shares Outstanding	17,945,686	17,678,874
GAAP Basic Earnings per Share	$0.47	$0.78
Change due to Non-Recurring Compensation and Benefits Expense[1]	0.30	—
Impact of Change in Historical 754 Step-Up Calculations[2]	—	0.01
As adjusted Basic Earnings per Share	$0.77	$0.79

GAAP Net Income for Diluted Earnings per Share	$34,046	$55,347
Change due to Non-Recurring Compensation and Benefits Expense[1]	20,057	—
Impact of Change in Historical 754 Step-Up Calculations[2]	—	246
As adjusted Net Income for Diluted Earnings per Share	$54,103	$55,593

Basic Weighted Average Shares Outstanding	74,199,308	71,934,144
GAAP Diluted Earnings per Share	$0.46	$0.77
Change due to Non-Recurring Compensation and Benefits Expense[1]	0.27	—
Impact of Change in Historical 754 Step-Up Calculations[2]	—	—
As adjusted Diluted Earnings per Share	$0.73	$0.77

1

Reflects the net impact of non-recurring compensation and benefits expenses incurred in the fourth quarter of 2019, primarily driven by the one-time issuance of certain unit-based and other awards to a number of the firm’s key contributors pursuant to the terms of our equity incentive plans in addition to costs related to certain employee departures.

2

Reflects the net impact of a change in the calculation of historical 754 step-ups and related deferred tax asset and corresponding liability to selling and converting shareholders recognized during the year ended December 31, 2018 as noted in the income tax expense discussion below.

Revenue

We generate revenue primarily from management fees and performance fees, which we collectively refer to as our advisory fees, by managing assets on behalf of our separately managed and sub-advised accounts, as well as our Pzena funds.  Our advisory fee income is primarily based on our AUM, as discussed below, and is recognized over the period in which investment management services are provided.  In accordance with Revenue Recognition Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), income from performance fees is recorded at the conclusion of the contractual performance period, when it is probable that significant reversal of the performance fee will not occur. Advisory fee income is presented net of fund expense cap reimbursements.

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

Our advisory fees may fluctuate based on a number of factors, including the following:

•	changes in AUM due to appreciation or depreciation of our investment portfolios, and the levels of the contribution and withdrawal of assets by new and existing clients;
•	distribution of AUM among our investment strategies, which have differing fee schedules;
•	distribution of AUM between separately managed accounts and sub-advised accounts, for which we generally earn lower overall advisory fees;

•	the level of our performance with respect to accounts on which we are paid performance fees or have fulcrum fee arrangements; and
•	changes in the amount of expense cap reimbursements paid.

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

Other Income/ (Expense)

Other income/ (expense) is derived primarily from investment income or loss arising from our consolidated subsidiaries and interest income generated on our cash balances. Other income/ (expense) is also affected by changes in our estimates of the liability due to our selling and converting shareholders associated with payments owed to them under the tax receivable agreement which was executed in connection with our reorganization and IPO on October 30, 2007.  As discussed further below under “Tax Receivable Agreement,” this liability represents 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we realize as a result of the amortization of the increases in tax basis generated from our acquisitions of our operating company’s units from our selling and converting shareholders.  We expect the interest and investment components of other income/ (expense), in the aggregate, to fluctuate based on market conditions and the performance of our consolidated subsidiaries and other investments.

Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees' and outside investors' direct and indirect interests in our operating company (as noted in "Item 1 — Business — Overview"), we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As of December 31, 2019, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 25.4% and 74.6%, respectively, of the economic interests in the December 31, 2019 value of the operating company. As of December 31, 2019, the holders of our Class A common stock and the holders of Class B and B-1 units of our operating company held approximately 24.1% and 75.9%, respectively, of the future income and distributions of our operating company. In addition, our operating company consolidates the results of operations of the private investment partnerships and Pzena-branded mutual funds over which we exercise a controlling influence.  Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

Operating Results

Assets Under Management and Flows

As of December 31, 2019, our approximately $41.2 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The performance of our largest investment strategies as of December 31, 2019 is further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of December 31, 2019 and 2018:

	AUM at December 31,
Strategy	2019	2018
	(in billions)
U.S. Value Strategies
Large Cap Value	$10.1	$9.0
Mid Cap Value	3.7	2.3
Small Cap Value	1.8	1.2
Value	0.9	1.8
Other U.S. Strategies	0.2	0.2
Total U.S. Value Strategies	16.7	14.5

Global and Non-U.S. Value Strategies
Global Value	8.9	6.0
International Value	6.9	5.7
Emerging Markets Value	5.3	4.0
European Value	3.0	2.9
Other Global and Non-U.S. Strategies	0.4	0.3
Total Global and Non-U.S. Value Strategies	24.5	18.9
Total	$41.2	$33.4

	AUM at December 31,
Account Domicile	2019	2018
	(in billions)
U.S.	$27.0	$22.6
Non-U.S.	14.2	10.8
Total	$41.2	$33.4

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to December 31, 2019, and in the five-year, three-year, and one-year periods ended December 31, 2019, relative to the performance of the market index which is often used by our clients to compare the performance of the relevant investment strategy.

	Period Ended December 31, 2019[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (July 2012)
Annualized Gross Returns	13.3%	8.2%	8.7%	26.0%
Annualized Net Returns	13.1%	8.0%	8.6%	25.8%
Russell 1000® Value Index	12.5%	8.3%	9.7%	26.5%
International Value (November 2008)
Annualized Gross Returns	9.8%	5.5%	7.8%	18.1%
Annualized Net Returns	9.5%	5.2%	7.5%	17.7%
MSCI EAFE® Index – Net/U.S.$[2]	7.6%	5.7%	9.6%	22.0%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	3.6%	7.1%	10.7%	13.4%
Annualized Net Returns	2.8%	6.3%	9.9%	12.5%
MSCI® Emerging Markets Index – Net/U.S.$[2]	1.5%	5.6%	11.6%	18.4%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.5%	7.7%	7.8%	26.5%
Annualized Net Returns	7.0%	7.3%	7.4%	26.0%
Russell 1000® Value Index	7.1%	8.3%	9.7%	26.5%
Global Value (January 2010)
Annualized Gross Returns	8.7%	6.9%	9.2%	22.9%
Annualized Net Returns	8.3%	6.5%	8.8%	22.4%
MSCI® World Index – Net/U.S.$[2]	9.5%	8.7%	12.6%	27.7%
European Focused Value (August 2008)
Annualized Gross Returns	5.1%	4.6%	6.7%	17.4%
Annualized Net Returns	4.8%	4.2%	6.4%	16.9%
MSCI® Europe Index – Net/U.S.$[2]	3.1%	5.1%	9.8%	23.8%
Global Focused Value (January 2004)
Annualized Gross Returns	5.9%	6.5%	8.8%	23.6%
Annualized Net Returns	5.2%	5.9%	8.2%	23.0%
MSCI® All Country World Index – Net/U.S.$[2]	7.4%	8.4%	12.4%	26.6%
Mid Cap Value (April 2014)
Annualized Gross Returns	7.4%	7.5%	4.9%	26.8%
Annualized Net Returns	7.2%	7.2%	4.7%	26.6%
Russell Mid Cap® Value Index	8.2%	7.6%	8.1%	27.1%
Focused Value (January 1996)
Annualized Gross Returns	10.5%	6.9%	5.9%	26.9%
Annualized Net Returns	9.7%	6.3%	5.4%	26.2%
Russell 1000® Value Index	9.0%	8.3%	9.7%	26.5%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	13.3%	8.7%	4.9%	26.7%
Annualized Net Returns	12.1%	7.6%	3.9%	25.5%
Russell 2000® Value Index	9.5%	7.0%	4.8%	22.4%
International Focused Value (January 2004)
Annualized Gross Returns	6.5%	6.3%	8.6%	18.5%
Annualized Net Returns	5.7%	5.8%	8.0%	17.9%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	6.2%	5.5%	9.9%	21.5%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	12.3%	8.1%	5.9%	29.6%
Annualized Net Returns	11.5%	7.4%	5.2%	28.8%
Russell Mid Cap® Value Index	10.3%	7.6%	8.1%	27.1%

1	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

2	Net of applicable withholding taxes and presented in U.S.$.

Large Cap Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn generally from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in July 2012.  At December 31, 2019, the Large Cap Value strategy generated a one-year annualized gross return of 26.0%, underperforming its benchmark.  The top detracting sectors were the consumer discretionary and technology sectors, partially offset by the performance of the financial services sector.

International Value.  This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn generally from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.  This strategy was launched in November 2008.  At December 31, 2019, the International Value strategy generated a one-year annualized gross return of 18.1%, underperforming its benchmark. The top detracting sectors were the energy and consumer discretionary sectors as well as certain Chinese stocks, partially offset by the performance of the industrials sector.

Emerging Markets Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn generally from a universe of 1,500 of the largest emerging market companies, based on market capitalization.  This strategy was launched in January 2008.  At December 31, 2019, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of 13.4%, underperforming its benchmark.  The top detracting sectors included the consumer discretionary and utilities sectors as well as certain Chinese and Korean stocks, partially offset by the performance of the consumer staples sector.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn generally from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in October 2000.  At December 31, 2019, the Large Cap Focused Value strategy generated a one-year annualized gross return of 26.5%, matching its benchmark.  The top detracting sectors were the consumer discretionary and technology sectors, offset by the performance of the financial services sector.

Global Value.  This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn generally from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2010.  At December 31, 2019, the Global Value strategy generated a one-year annualized gross return of 22.9%, underperforming its benchmark. The top detracting sectors included the information technology and consumer discretionary sectors as well as certain U.S. stocks, partially offset by the performance of the industrials sector.

European Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn generally from a universe of 750 of the largest European companies, based on market capitalization.  This strategy was launched in August 2008.  At December 31, 2019, the European Focused Value strategy generated a one-year annualized gross return of 17.4%, underperforming its benchmark.  The top detracting sectors were the materials and healthcare sectors as well as certain Swiss and German stocks.

Global Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn generally from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2004.  At December 31, 2019, the Global Focused Value strategy generated a one-year annualized gross return of 23.6%, underperforming its benchmark.  The top detracting sectors included the information technology and consumer discretionary sectors as well as certain U.S. stocks.

Mid Cap Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn generally from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in April 2014.  At December 31, 2019, the Mid Cap Value strategy generated a one-year annualized gross return of 26.8%, underperforming its benchmark.  The top detracting sectors were the healthcare and consumer discretionary sectors, partially offset by the performance of the producer durables sector.

Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn generally from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in January 1996.  At December 31, 2019, the Focused Value strategy generated a one-year annualized gross return of 26.9%, outperforming its benchmark. The top performing sector was the financial services sector, partially offset by the underperformance of the technology and consumer discretionary sectors.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn generally from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization.  This strategy was launched in January 1996.  At December 31, 2019, the Small Cap Focused Value strategy generated a one-year annualized gross return of 26.7%, outperforming its benchmark. The top performing sectors included the materials & processing, producer durables, and consumer discretionary sectors, partially offset by the underperformance of the financial services sector.

International Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn generally from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.  This strategy was launched in January 2004.  At December 31, 2019, the International Focused Value strategy generated a one-year annualized gross return of 18.5%, underperforming its benchmark.  The top detracting sectors included the consumer discretionary and communication services sectors as well as certain Chinese stocks, partially offset by the performance of the industrials sector.

Mid Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn generally from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in September 1998.  At December 31, 2019, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 29.6%, outperforming its benchmark.  The top performing sectors were the producer durables and financial services sectors, partially offset by the underperformance of the healthcare and consumer discretionary sectors.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our separately managed accounts, sub-advised accounts and Pzena funds for the years ended December 31, 2019 and 2018 is described below. Inflows are composed of the investment of new or additional assets by new or existing clients. Outflows consist of redemptions of assets by existing clients.

	For the Years Ended December 31,
Assets Under Management	2019	2018
	(in billions)
Separately Managed Accounts
Assets
Beginning of Period	$12.6	$15.0
Inflows	3.2	1.6
Outflows	(2.0)	(1.8)
Net Flows	1.2	(0.2)
Market Appreciation/(Depreciation)	2.6	(2.2)
End of Period	$16.4	$12.6
Sub-Advised Accounts
Assets
Beginning of Period	$18.8	$21.8
Inflows	3.0	3.0
Outflows	(3.4)	(2.4)
Net Flows	(0.4)	0.6
Market Appreciation/(Depreciation)	4.0	(3.6)
End of Period	$22.4	$18.8
Pzena Funds
Assets
Beginning of Period Assets	$2.0	$1.7
Inflows	0.4	0.9
Outflows	(0.4)	(0.3)
Net Flows	-	0.6
Market Appreciation/(Depreciation)	0.4	(0.3)
End of Period	$2.4	$2.0
Total
Assets
Beginning of Period	$33.4	$38.5
Inflows	6.6	5.5
Outflows	(5.8)	(4.5)
Net Flows	0.8	1.0
Market Appreciation/(Depreciation)	7.0	(6.1)
End of Period	$41.2	$33.4

During the year ended December 31, 2019, our AUM increased $7.8 billion, or 23.4%, from $33.4 billion at December 31, 2018. This increase is primarily due to market appreciation and net inflows during the year ended December 31, 2019.

At December 31, 2019, we managed $16.4 billion in separately managed accounts, $22.4 billion in sub-advised accounts, and $2.4 billion in Pzena funds, for a total of $41.2 billion in assets.  For the year ended December 31, 2019, we experienced $7.0 billion in market appreciation and total gross inflows of $6.6 billion, which were partially offset by total gross outflows of $5.8 billion.  Assets in separately managed accounts increased by $3.8 billion, or 30.2%, from $12.6 billion at December 31, 2018, due to $2.6 billion in market appreciation and $3.2 billion in gross inflows, partially offset by $ 2.0 billion in gross outflows.  Assets in sub-advised accounts increased by $3.6 billion, or 19.1%, from $18.8 billion at December 31, 2018, due to $4.0 billion in market appreciation and $3.0 billion in gross inflows, partially offset by $3.4 billion in gross outflows.  Assets in Pzena funds increased by $0.4 billion, or 20.0%, from $2.0 billion at December 31, 2018 as a result of $0.4 billion in gross inflows and $0.4 billion in market appreciation, partially offset by $0.4 billion in gross outflows.

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

Revenue

Our revenue from advisory fees earned on our separately managed accounts, sub-advised accounts and Pzena funds for the two years ended December 31, 2019 is described below:

	For the Years Ended December 31,
Revenue	2019	2018
	(in thousands)
Separately Managed Accounts	$76,210	$77,144
Sub-Advised Accounts	58,911	64,155
Pzena Funds	15,625	12,280
Total	$150,746	$153,579

Year Ended December 31, 2019 versus December 31, 2018

Our total revenue decreased $2.8 million, or 1.8%, to $150.7 million for the year ended December 31, 2019 from $153.6 million for the year ended December 31, 2018.  This change was primarily driven by the effect of fulcrum fees and by a decrease in performance fees recognized during 2019.  For the years ended December 31, 2019 and 2018, we recognized a reduction of base fees in the amount of $1.8 million and $0.2 million, respectively, related to fulcrum fee arrangements. We recognized $1.1 million in performance fees during 2019, compared to $2.9 million in performance fees recognized in 2018.  Average AUM also decreased 1.9% to $37.0 billion for the year ended December 31, 2019 from $37.7 billion for the year ended December 31, 2018.

Our weighted average fee rates were 0.409% and 0.408% for the years ended December 31, 2019 and 2018, respectively.  Average assets in separately managed accounts decreased 2.1% to $14.0 billion for the year ended December 31, 2019, from $14.3 billion for the year ended December 31, 2018, and had weighted average fees of 0.543% and 0.539% for the years ended December 31, 2019 and 2018, respectively.  Average assets in sub-advised accounts decreased 4.2% to $20.5 billion for the year ended December 31, 2019, from $21.4 billion for the year ended December 31, 2018, and had weighted average fees of 0.287% and 0.299% for the years ended December 31, 2019 and 2018, respectively. The decrease in weighted average fee rates for assets in sub-advised accounts is related to the impact of fulcrum fees and the decrease in performance fees recognized in 2019. Average assets in Pzena funds increased 21.1% to $2.3 billion for the year ended December 31, 2019, from $1.9 billion for the year ended December 31, 2018, and had weighted average fees of 0.688% and 0.635% for the years ended December 31, 2019 and 2018, respectively. The increase in weighted average fee rates for Pzena funds is driven by an increase in assets in products and strategies that typically carry higher fee rates and a decrease in expense cap reimbursements.

Expenses

Our operating expense is driven primarily by our compensation costs.  The table below describes the components of our operating expense for the years ended December 31, 2019 and 2018.

	For the Years Ended December 31,
	2019	2018
	(in thousands)
Cash Compensation and Other Benefits	$58,016	$51,600
Other Non-Cash Compensation	30,093	9,819
Total Compensation and Benefits Expense	88,109	61,419
General and Administrative Expense	16,973	13,405
Total Operating Expenses	$105,082	$74,824

Year Ended December 31, 2019 versus December 31, 2018

Total operating expenses increased by $30.3 million, or 40.4%, to $105.1 million for the year ended December 31, 2019, from $74.8 million for the year ended December 31, 2018.

Compensation and benefits expense increased by $26.7 million, or 43.5%, to $88.1 million for the year ended December 31, 2019, from $61.4 million for the year ended December 31, 2018.  This increase is driven by non-recurring compensation and benefits expenses of $22.7 million in 2019, the vast majority of which are related to the issuance of certain unit-based and other awards to a number of the firm’s key contributors pursuant to the terms of our equity incentive plans, in addition to costs related to certain employee departures. Additionally, there were increases in headcount and compensation rates.

General and administrative expense increased by $3.6 million, or 26.6%, to $17.0 million for the year ended December 31, 2019, from $13.4 million for the year ended December 31, 2018. The increase in general and administrative expense reflects increases in professional fees, data and systems expenses, and occupancy costs.

Other Income/ (Expense)

Year Ended December 31, 2019 versus December 31, 2018

Other income/ (expense) was income of $5.6 million for the year ended December 31, 2019, and consisted primarily $2.3 million in net realized and unrealized gains from investments, $2.0 million in equity in the income of affiliates, and $1.4 million in interest and dividend income.  Other income/ (expense) was an expense of $2.7 million for the year ended December 31, 2018, and consisted primarily of $2.3 million in equity in the losses of affiliates and $1.2 million in net realized and unrealized losses from investments, partially offset by $1.0 million in interest and dividend income.

Income Tax Expense

For the years ended December 31, 2019 and 2018, components of income tax expense are as follows:

	For the Years Ended December 31,
	2019	2018
	(in thousands)
Unincorporated and Other Business Tax Expenses	$1,287	$2,778
Corporate Tax Expense:
Corporate Income Tax Expense	4,508	4,667
Impact of Change in Historical 754 Step-Up Calculations[1]	—	333
Total Corporate Tax Expense	4,508	5,000
Total Income Tax Expense	$5,795	$7,778

1	Reflects the net impact of a change in the calculation of historical 754 step-ups and related deferred tax asset recognized during the year ended December 31, 2018.

Our results for the year ended December 31, 2019 include the effects of certain non-recurring compensation and benefits expenses. Our results for the year ended December 31, 2018 include the effects of adjustments to our deferred tax asset associated with our initial public offering and subsequent unit exchanges.  Details of corporate tax expenses excluding these items and reconciliations between our GAAP and as adjusted corporate tax items are as follows:

	For the Years Ended December 31,
	2019	2018
	(in thousands)
Corporate Tax Expense	$4,508	$5,000
Less: Impact of Non-Recurring Compensation and Benefits Expense	481	-
Less: Impact of Change in Historical 754 Step-Up Calculations	—	(333)
As adjusted Corporate Income Tax Expense	$4,989	$4,667

As adjusted income before corporate income taxes used to calculate our income before income taxes for the years ended December 31, 2019 and 2018 are as follows:

	For the Years Ended December 31,
	2019	2018
	(in thousands)
GAAP Income Before Income Taxes	$51,271	$76,097
Non-Recurring Compensation and Benefits Expense	22,719	-
Unincorporated and Other Business Taxes	(1,287)	(2,778)
As Adjusted Net Income Attributable to Non-Controlling Interests of the Operating Company	(53,525)	(54,733)
Non-Controlling Interests of Consolidated Subsidiaries	(444)	208
As Adjusted Income before Corporate Income Taxes	$18,734	$18,794

GAAP Net Income Attributable to Non-Controlling Interests of the Operating Company	$36,570	$54,733
Add back: Effect of Non-Recurring Compensation and Benefits Expense	16,955	-
As Adjusted Net Income Attributable to Non-Controlling Interests of the Operating Company	$53,525	$54,733

Our GAAP effective tax rate was 34.7%, and 26.6% for the years ended December 31, 2019 and 2018, respectively, and was determined as follows:

	For the Years Ended December 31,
	2019		2018
	Tax	% of GAAP Pre-tax Income	Tax	% of GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$2,724	21.0%	$3,947	21.0%
State and Local Taxes, Net of Federal Benefit	389	3.0%	579	3.1%
Impact of Permanent Differences	781	6.0%	-	0.0%
Prior Period and Other Adjustments	614	4.7%	474	2.5%
GAAP Effective Taxes	$4,508	34.7%	$5,000	26.6%

Our as adjusted effective tax rate was 26.5%, and 24.8% for the years ended December 31, 2019 and 2018, respectively, and was determined as follows:

	For the Years Ended December 31,
	2019		2018
	Tax	% of As Adjusted Pre-tax Income	Tax	% of As Adjusted Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$3,934	21.0%	$3,947	21.0%
State and Local Taxes, Net of Federal Benefit	637	3.4%	579	3.1%
Impact of Non-Recurring Compensation and Benefits Expense	481	2.5%	-	0.0%
Prior Period and Other Adjustments	(63)	-0.4%	141	0.7%
As adjusted Effective Taxes	$4,989	26.5%	$4,667	24.8%

Year Ended December 31, 2019 versus December 31, 2018

Income tax expense was $5.8 million for the year ended December 31, 2019, compared to $7.8 million for the year ended December 31, 2018.  Additionally, we identified an adjustment related to the historical calculation of the 754 step-ups in tax basis impacting the deferred tax assets and corresponding liability to selling and converting shareholders during the years ended December 31, 2018. The adjustment that was made during the year ended December 31, 2018 resulted in a $0.3 million decrease to the deferred tax assets.

Net Income Attributable to Non-Controlling Interests

Year Ended December 31, 2019 versus December 31, 2018

Net income attributable to non-controlling interests was $37.0 million for the year ended December 31, 2019, and consisted of $36.6 million associated with our employees' and outside investors' approximately 74.4% weighted-average interest in the income of the operating company, and approximately $0.4 million associated with our consolidated subsidiaries' interest in the gains of our consolidated subsidiaries.  Net income attributable to non-controlling interests was $54.5 million for the year ended December 31, 2018, and consisted of $54.7 million associated with our employees’ and outside investors’ approximately 74.5% weighted-average interest in the income of the operating company, and approximately $0.2 million associated with our consolidated subsidiaries’ interest in the losses of our consolidated subsidiaries. The operating company allocation for the year ended December 31, 2019 included a $17.0 million expense associated with the $22.7 million one-time compensation and benefits expenses recognized in the fourth quarter of 2019. Excluding the effect of these one-time items, the change in net income attributable to non-controlling interests primarily reflects the decrease in net income of the operating company for the year ended December 31, 2019, partially offset by an increase in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B and Class B-1 units awarded by our compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the year ended December 31, 2019, our average AUM and revenues decreased by 1.9% and 1.8%, respectively, compared to our average AUM and revenues for the year ended December 31, 2018.  At December 31, 2019, our cash was $52.5 million, inclusive of $6.2 million in cash held by our consolidated subsidiaries.  We also had $29.1 million in investments in trading debt securities and an open-ended mutual fund that can be sold to meet future cash flow needs and approximately $13.9 million in investments set aside to satisfy our obligations under our deferred compensation programs.  Advisory fees receivable was $32.9 million.

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

On an annual basis, our Board of Directors has targeted a cash dividend payout ratio of approximately 60% to 70% of our as adjusted diluted net income, subject to growth initiatives and other funding needs. However, our Board of Directors may, in its discretion, modify the level of dividends, or discontinue the payment of dividends entirely.

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

Tax Receivable Agreement

Our purchase of membership units of our operating company concurrent with our IPO, and the subsequent and future exchanges by holders of Class B units of our operating company for shares of our Class A common stock (pursuant to the exchange rights provided for in the operating company’s operating agreement), has resulted in, and is expected to continue to result in, increases in our share of the tax basis of the tangible and intangible assets of our operating company, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us.  These increases in tax bases and tax depreciation and amortization deductions have reduced, and are expected to continue to reduce, the amount of cash taxes that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with the current members of our operating company, the one member of our operating company immediately prior to our IPO who sold all of its membership units to us in connection with our IPO, and any future holders of Class B units, that requires us to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change in control, as described in the tax receivable agreement) as a result of the increases in tax bases described above and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Cash Flows

Year Ended December 31, 2019 versus December 31, 2018

Cash, cash equivalents and restricted cash increased $14.4 million to $53.5 million in 2019 compared to $39.1 million in 2018.  Net cash provided by operating activities decreased $8.9 million in 2019 to $78.7 million from $87.6 million in 2018.  The decrease primarily reflects a decrease in net income, changes in the levels of non-cash compensation, equity in the earnings of affiliates, net realized and unrealized gains from investments, as well as changes in operating assets and liabilities and working capital.

Net cash provided by investing activities was $0.2 million in 2019 compared to $33.4 million in cash used in investing activities in 2018.  The $33.6 million increase in cash provided by investing activities was primarily due to a $29.5 million decrease in net purchases of investments and a $5.1 million increase in payments from related parties, partially offset by a $1.1 million increase in purchases of property and equipment.

Net cash used in financing activities decreased $15.0 million in 2019 to $64.5 million from $79.5 million in 2018. This decrease is primarily due to a $20.5 million decrease in net distributions from non-controlling interests and a $1.0 million increase in the repurchase and retirement of shares of Class A common stock and Class B units during 2019, partially offset by a $5.0 million decrease in cash provided by sales of shares under the equity incentive plan and a $1.4 million increase in dividends paid.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

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

Non-Cash Compensation

The Company uses a fair value method in recording the expense associated with the granting of Class B units, Class B-1 units, Delayed Exchange Class B units, phantom Delayed Exchange Class B units, options to purchase Class A common stock and Class B units, options to purchase Delayed Exchange Class B units, and shares of Class A common stock under the 2006 and 2007 Equity Incentive Plans; phantom Delayed Exchange Class B units under the Bonus Plan; and phantom shares of Class A common stock under the Director Plan. The fair value of awarded restricted shares of Class A common stock under the 2007 Equity Incentive Plan and phantom shares of Class A common stock under the Director Plan is determined based on the closing market price of our Class A common stock on the date of grant. The fair value of awarded Class B and Class B-1 units under the 2006 and 2007 Equity Incentive Plans are determined by reference to the market price of our Class A common stock on the date of grant, since Class B and Class B-1 units are exchangeable for shares of our Class A common stock, adjusted for the impact of award terms on the value of the award. Certain of the restricted shares of Class A common stock are not entitled to dividends or dividend equivalents while unvested. The fair value of these awards is determined based on the closing market price of our Class A common stock on the date of grant, net of the present value of the dividends using the applicable risk-free interest rate. The Delayed Exchange Class B Units have a seven years exchange limitation and are not entitled to any benefits under the tax receivable agreement. The fair value of these awards is determined based on the closing market price of our Class A common stock on the date of grant, net of the effects of these terms. The Class B-1 units are entitled to distributions for the duration of the holder’s employment and will participate in additional value to the extent there has been appreciation subsequent to the issuance of the Class B-1 unit. The fair value of these awards is determined based on the present value of expected future dividends, an option pricing model where the strike price reflects the threshold value over which appreciation is recognized, and the impact of award terms on the value of the award. The Company also issued options to purchase Delayed Exchange Class B units. The fair value of these options is determined using an option pricing model where the strike price reflects the fair value of Delayed Exchange Class B units on the date of grant. Certain of the phantom Delayed Exchange Class B units are not entitled to dividends or dividend equivalents while unvested.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Our exposure to market risk is directly related to our role as investment adviser for separate accounts we manage, funds we offer, and accounts for which we act as sub-investment adviser.

Our revenue for the two years ended December 31, 2019 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange rates and equity prices. Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

The value of our AUM was $41.2 billion as of December 31, 2019. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our investment strategies, products, and client relationships, would cause an annualized increase or decrease in our revenues of approximately $16.9 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fee arrangements of 0.410%. There are differences in our fee rates across distribution channels, investment strategies and the size of client relationships. As such, a change in the composition of our AUM, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted average fee rates and thus different impact to revenues on the same 10% increase or decrease in the value of our AUM.

We are also subject to market risk due to a decline in the value of our holdings and the holdings of our consolidated subsidiaries, which as of December 31, 2019 consist primarily of equity securities at fair value, trading debt securities and investments in equity method investees. At December 31, 2019, the aggregate value of our assets subject to market risk was $55.9 million. At December 31, 2019, none of our liabilities were subject to market risk. Assuming a 10% increase or decrease, the fair value of these assets would increase or decrease by $5.6 million, at December 31, 2019.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts that we manage, thereby affecting the amount of revenues we earn. The value of our AUM was $41.2 billion as of December 31, 2019 and approximately 37% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 45% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we do not hedge an investment portfolio’s exposure to a non-U.S. currency.

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming that 45% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $1.6 billion, which would cause an annualized increase or decrease in revenues of approximately $6.6 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fee arrangements of 0.410%.

We operate in several foreign countries, but mainly in the United Kingdom. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, although our revenues are predominately realized in U.S. dollar. We do not believe that foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

As of December 31, 2019, approximately $16.8 million of our total cash was primarily held in demand deposit accounts and money market funds. As such, interest rate changes would not have a material impact on the income we earn from these deposits. Our interest sensitive assets and liabilities include trading debt securities. At December 31, 2019, the aggregate value of our assets subject to interest rate risk was $29.1 million. Assuming a 10% increase or decrease, the fair value of these assets would increase or decrease by $2.9 million, at December 31, 2019.  In addition, the Company does not have any debt, and as a result does not have any direct exposure to interest rate risk at December 31, 2019.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the course of their review of our consolidated financial statements as of December 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There are inherent limitations in the effectiveness of any internal controls, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report have issued an audit report on our internal control over financial reporting. This report appears on page F-2 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth under the proposal “Election of Directors” and under the heading "Other Matters" in the Company’s 2020 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2019 in connection with the solicitation of proxies for the Company’s 2019 annual meeting of shareholders and is incorporated herein by reference ("Company's 2020 Proxy Statement").

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

The information required by this Item will be set forth under the headings “Executive Compensation” and "2019 Non-Employee Director Compensation" in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth under the headings “Security Ownership of Principal Stockholders and Management,” and "Equity Compensation Plan Information," in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth under the heading “Related Party Transactions” and under the subheading “Director Independence” under the proposal "Election of Directors” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth under the proposal “Ratification of Independent Auditors” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

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

Exhibit	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Pzena Investment Management, Inc., effective as of May 23, 2017(1)
3.2	Second Amended and Restated Bylaws of Pzena Investment Management, Inc., effective as of January 15, 2016(2)
4.1	Form of Pzena Investment Management, Inc. Class A Common Stock Certificate(3)
4.2	Form of Exchange Rights of Class B Members (filed herewith)
4.3	Form of Exchange Rights of Class B-1 Members (filed herewith)
4.4	Resale and Registration Rights Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Holders named on the signature pages thereto(4)
4.5 4.6

Class B Stockholders’ Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Stockholders named on the signature pages thereto(4)

Description of Capital Stock (filed herewith)

10.1

Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of December 30, 2019, by and among Pzena Investment Management, Inc. and the Class B Members named on the signature pages thereto (filed herewith)

10.2

Tax Receivable Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto(4)

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

10.9	Indemnification Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard S. Pzena(4)
10.10	Indemnification Agreement for Steven M. Galbraith, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Steven M. Galbraith(4)
10.11	Indemnification Agreement for Joel M. Greenblatt, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Joel M. Greenblatt(4)
10.12	Indemnification Agreement for Richard P. Meyerowich, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard P. Meyerowich(4)
10.13	Indemnification Agreement for John P. Goetz, dated as of May 17, 2011, by and among Pzena Investment Management, Inc. and John P. Goetz(8)
10.14	Indemnification Agreement for William L. Lipsey, dated as of May 17, 2011, by and among Pzena Investment Management, Inc. and William L. Lipsey(8)
10.15	Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan, dated as of July 21, 2009 (9)
10.16

Amendment to Executive Employment Agreement for Richard S. Pzena, dated as of November 1, 2012, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC, and Richard S. Pzena(11)

10.17	Amendment to Executive Employment Agreement for John P. Goetz, dated as of November 1, 2012, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC, and John P. Goetz(11)
10.18

Amendment to Amended and Restated Executive Employment Agreement for William L. Lipsey, dated as of November 1, 2012, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC, and William L. Lipsey(11)

10.19

Amendment, dated as of November 12, 2012, to Tax Receivable Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto (12)

10.20	Indemnification Agreement for Charles D. Johnston, dated as of February 5, 2014, by and among Pzena Investment Management, Inc. and Charles D. Johnston (13)
10.21	Lease, dated as of June 13, 2014, between Mutual of America Life Insurance Company, as Landlord and Pzena Investment Management, LLC, as Tenant (14)
10.22	Form of Class B-1 Unit Agreement – Immediate Vesting (filed herewith)
10.23	Amendment to the Pzena Investment Management, LLC Amended and Restated Bonus Plan, dated December 2, 2014 (15)
10.24	Form of Unit-Based Award Agreement for Phantom Class B Units (15)
10.25	Form of Class B Unit Agreement - Delayed Exchange (15)
10.26	Form of Class B Unit-Based Agreement for Phantom Class B Units - Revised December, 2015 (16)
10.27	Form of Class B Unit Agreement - Delayed Exchange - Revised December, 2015 (16)
10.28	Amended and Restated Agreement of Limited Partnership of Pzena Investment Management, LP, dated as of December 30, 2019 (filed herewith)
10.29	Form of Class B Unit Option Agreement - Delayed Exchange (18)

10.30

Amendment, dated as of December 18, 2017, to Tax Receivable Agreement, dated as of October 30, 2007, as amended by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto (18)

10.31

First Amendment of Lease dated November 8th, 2018 amending the Lease, dated as of June 13, 2014, between Mutual of America Life Insurance Company, as Landlord and Pzena Investment Management, LLC as Tenant(19)

14.1	Code of Business Conduct and Ethics, effective as of October 25, 2007, amended as of February 2019 (19)
14.2	Code of Ethics for Senior Financial Officers(20)
21.1	List of Subsidiaries of Pzena Investment Management, Inc. (filed herewith)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101

Materials from the Pzena Investment Management, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL):

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

(4)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 5, 2007 (SEC File No. 001-33761).
(5)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2017 (SEC File No. 001-33761).
(6)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2008 (SEC File No. 001-33761).
(7)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008 (SEC File No. 001-33761).
(8)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (SEC File No. 001-33761).
(9)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (SEC File No. 001-33761).
(10)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2010 (SEC File No. 001-33761).
(11)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2012 (SEC File No. 001-33761).
(12)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2013 (SEC File No. 001-33761).
(13)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2014 (SEC File No. 001-33761).
(14)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2014 (SEC File No. 001-33761).

(15)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015 (SEC File No. 001-33761)
(16)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016 (SEC File No. 001-33761).
(17)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016 (SEC File No. 001-33761).
(18)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2018 (SEC File No. 001-33761).
(19)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019 (SEC File No. 001-33761).
(20)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 (SEC File No. 001-33761).

ITEM 16.	FORM OF 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pzena Investment Management, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2020

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

SIGNATURE	TITLE	DATE

/s/ Richard S. Pzena	Chairman, Chief Executive Officer, Co-Chief Investment Officer (principal executive officer)	March 9, 2020
Richard S. Pzena
/s/ Jessica R. Doran	Chief Financial Officer (principal financial and accounting officer)	March 9, 2020
Jessica R. Doran
/s/ John P. Goetz	President, Co-Chief Investment Officer, Director	March 9, 2020
John P. Goetz
/s/ William L. Lipsey	President, Head of Business Development and Client Service, Director	March 9, 2020
William L. Lipsey
/s/ Steven M. Galbraith	Director	March 9, 2020
Steven M. Galbraith
/s/ Joel M. Greenblatt	Director	March 9, 2020
Joel M. Greenblatt
/s/ Richard P. Meyerowich	Director	March 9, 2020
Richard P. Meyerowich
/s/ Charles D. Johnston	Director	March 9, 2020
Charles D. Johnston

INDEX TO FINANCIAL STATEMENTS OF

PZENA INVESTMENT MANAGEMENT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pzena Investment Management, Inc.,

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Pzena Investment Management, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the two years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

March 9, 2020

We have served as the Company’s auditor since 2017.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	December 31, 2019	December 31, 2018
ASSETS
Cash and Cash Equivalents ($4,190 and $3,733)[1]	$52,480	$38,099
Restricted Cash	1,036	1,028
Due from Broker ($145 and $16)[1]	149	64
Advisory Fees Receivable	32,887	32,590
Investments ($3,813 and $3,925)[1]	55,934	50,470
Receivable from Related Parties	1,869	4,239
Other Receivables ($10 and $13)[1]	599	474
Prepaid Expenses and Other Assets	2,408	1,386
Right-of-use Asset	13,860	-
Deferred Tax Assets	32,683	37,232
Property and Equipment, Net of Accumulated Depreciation of $4,765 and $3,724, respectively	5,547	5,394
TOTAL ASSETS	$199,452	$170,976
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses ($19 and $15)[1]	$44,713	$37,266
Due to Broker ($0 and $4)[1]	40	360
Liability to Selling and Converting Shareholders	28,652	32,389
Lease Liability	14,235	-
Deferred Compensation Liability	3,600	1,845
Other Liabilities	2	108
TOTAL LIABILITIES	91,242	71,968
Commitments and Contingencies (see Note 12)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 18,009,350 and 18,398,211 Shares Issued and Outstanding in 2019 and 2018, respectively)	179	183
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 52,879,323 and 51,253,526 Shares Issued and Outstanding in 2019 and 2018 respectively)	—	—
Additional Paid-In Capital	4,829	3,913
Retained Earnings	26,439	28,871
Accumulated Other Comprehensive Loss	(3)	35
Total Pzena Investment Management, Inc.'s Equity	31,444	33,002
Non-Controlling Interests	76,766	66,006
TOTAL EQUITY	108,210	99,008
TOTAL LIABILITIES AND EQUITY	$199,452	$170,976

1

Asset and liability amounts in parentheses represent the aggregated balances at December 31, 2019 and 2018 attributable to Pzena International Value Service (a series of Pzena Investment Management, LLC), Pzena Investment Management Special Situations, LLC, Pzena U.S. Best Ideas (GP), LLC, and Pzena Global Best Ideas (GP), LLC which were variable interest entities as of December 31, 2019 and 2018, respectively.

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Years Ended December 31,
	2019	2018
REVENUE	$150,746	$153,579
EXPENSES
Compensation and Benefits Expenses	88,109	61,419
General and Administrative Expenses	16,973	13,405
TOTAL OPERATING EXPENSES	105,082	74,824
Operating Income	45,664	78,755
OTHER (EXPENSE)/ INCOME
Interest Income	1,039	764
Interest Expense	(48)	(77)
Dividend Income	440	154
Net Realized and Unrealized Gains/ (Losses) from Investments	2,270	(1,183)
Equity in the Earnings/ (Losses) of Affiliates	1,966	(2,347)
Change in Liability to Selling and Converting Shareholders	—	48
Other (Expense)/ Income	(60)	(17)
Total Other Income/ (Expense)	5,607	(2,658)
Income Before Income Taxes	51,271	76,097
Income Tax Expense	5,795	7,778
Net Income	45,476	68,319
Less: Net Income Attributable to Non-Controlling Interests	37,014	54,525
Net Income Attributable to Pzena Investment Management, Inc.	$8,462	$13,794

Net Income for Basic Earnings per Share	$8,462	$13,794
Basic Earnings per Share	$0.47	$0.78
Basic Weighted Average Shares Outstanding	17,945,686	17,678,874

Net Income for Diluted Earnings per Share	$34,046	$55,347
Diluted Earnings per Share	$0.46	$0.77
Diluted Weighted Average Shares Outstanding[1]	74,199,308	71,934,144

Cash Dividends per Share of Class A Common Stock	$0.58	$0.51

1

The Company issues restricted shares of Class A common stock and the operating company issues restricted Class B units that have non-forfeitable dividend rights. Under the “two-class method,” these shares and units are considered participating securities and are required to be included in the computation of diluted earnings per share.

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2019	2018
NET INCOME	$45,476	$68,319
OTHER COMPREHENSIVE INCOME/ (LOSS)
Foreign Currency Translation Adjustment	143	(152)
Total Other Comprehensive Income/ (Loss)	143	(152)
Comprehensive Income	45,619	68,167
Less: Comprehensive Income Attributable to Non-Controlling Interests	37,195	54,333
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$8,424	$13,834

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/ (Loss)	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2017	18,096,554	50,709,673	$180	$7,915	$(5)	$24,214	$66,985	$99,289
Unit Conversion	1,141,663	(1,141,663)	11	2,498	—	—	(1,634)	875
Amortization of Non-Cash Compensation	20,000	505,134	—	1,479	—	—	4,240	5,719
Issuance of Shares under Equity Incentive Plan	—	300,931	—	1,096	—	—	3,095	4,191
Sale of Shares Under Equity Incentive Plan	—	897,813	—	1,343	—	—	3,850	5,193
Directors' Shares	—	—	—	141	—	—	410	551
Net Income	—	—	—	—	—	13,794	54,525	68,319
Foreign Currency Translation Adjustments	—	—	—	—	40	—	(192)	(152)
Options Exercised	-	29,698	—	—	—	—	—	—
Repurchase and Retirement of Class A Common Stock	(860,006)	—	(8)	(8,586)	—	—	—	(8,594)
Repurchase and Retirement of Class B Units	—	(48,060)	—	(74)	—	—	(217)	(291)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	272	272
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(66,982)	(66,982)
Class A Cash Dividends Declared and Paid ($0.51 per share)	—	—	—	—	—	(9,137)	—	(9,137)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(245)	—	—	-	(245)
Other	—	—	—	(1,654)	—	—	1,654	—
Balance at December 31, 2018	18,398,211	51,253,526	$183	$3,913	$35	$28,871	$66,006	$99,008
Unit Conversion	234,602	(234,602)	2	712	—	—	(331)	383
Amortization of Non-Cash Compensation	20,000	1,294,024	—	6,050	—	—	17,689	23,739
Issuance of Shares under Equity Incentive Plan	—	715,874	—	1,065	—	—	3,022	4,087
Sale of Shares Under Equity Incentive Plan	—	19,338	—	30	—	—	87	117
Directors' Shares	—	—	—	157	—	—	454	611
Net Income	—		—	—	—	8,462	37,014	45,476
Foreign Currency Translation Adjustments	—	—	—	—	(38)	—	181	143
Options Exercised	90,980	29,377	1	10	—	—	(11)	—
Repurchase and Retirement of Class A Common Stock	(734,443)	—	(7)	(4,802)	—	(338)	(1,269)	(6,416)
Repurchase and Retirement of Class B Units	—	(198,214)	—	(380)	—	—	(1,096)	(1,476)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	126	126
Distributions to Non-Controlling Interests	—	—	—		—	—	(46,288)	(46,288)
Class A Cash Dividends Declared and Paid ($0.58 per share)	—	—	—	—	—	(10,556)	—	(10,556)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(744)	—	—	—	(744)
Other	—	—	—	(1,182)	—	—	1,182	—
Balance at December 31, 2019	18,009,350	52,879,323	$179	$4,829	$(3)	$26,439	$76,766	$108,210

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net Income	$45,476	$68,319
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	1,039	995
Loss on Disposal of Fixed Assets	30	36
Non-Cash Compensation	30,093	9,819
Directors' Share Grants	611	551
Net Realized and Unrealized (Gains)/ Losses from Investments	(2,270)	1,183
Equity in the (Earnings)/ Losses of Affiliates	(1,966)	2,347
Accretion of Discount	(224)	(90)
Foreign Currency Translation Adjustment	143	(152)
Noncash Lease Expense	1,942	—
Change in Liability to Selling and Converting Shareholders	(346)	(48)
Deferred Income Taxes	4,200	4,620
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(297)	(59)
Due from Broker	(320)	1,878
Prepaid Expenses and Other Assets	(1,147)	(738)
Due to Broker	(85)	216
Accounts Payable, Accrued Expenses, and Other Liabilities	7,434	6,430
Tax Receivable Agreement Payments	(3,689)	(5,880)
Change in Lease Liability	(1,840)	—
Purchases of Investments	(16,498)	(23,853)
Proceeds from Sale of Investments	16,293	22,025
Net Cash Provided by Operating Activities	78,579	87,599
INVESTING ACTIVITIES
Purchases of Investments	(27,889)	(41,603)
Proceeds from Sale of Investments	27,044	11,191
Payments from/ (to) Related Parties	2,370	(2,786)
Purchase of Property and Equipment	(1,222)	(166)
Net Cash Provided by/ (Used in) Investing Activities	303	(33,364)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(6,416)	(8,594)
Repurchase and Retirement of Class B Units	(1,476)	(291)
Sale of Shares under Equity Incentive Plan	117	5,193
Distributions to Non-Controlling Interests	(46,288)	(66,982)
Contributions from Non-Controlling Interests	126	272
Dividends	(10,556)	(9,137)
Net Cash Used in Financing Activities	(64,493)	(79,539)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$14,389	$(25,304)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of Year	$39,127	$64,431
Effect of Deconsolidation of Affiliates		-
Net Change in Cash, Cash Equivalents and Restricted Cash	14,389	(25,304)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of Year	$53,516	$39,127
Supplementary Cash Flow Information:
Unit Conversion	$383	$875
Issuance of Shares under Equity Incentive Plan	$4,087	$4,191
Income Taxes Paid	$1,646	$500
Initial Recognition of Lease at Commencement	$644	$-

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

The operating company is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of December 31, 2019, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company has consolidated the results of operations and financial condition of the following entities as of December 31, 2019:

Legal Entity	Type of Entity (Date of Formation)	Ownership at December 31, 2019
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (1/08/2015)	100.0%
Pzena U.S. Best Ideas (GP), LLC	Delaware Limited Liability Company (11/16/2017)	100.0%
Pzena Global Best Ideas (GP), LLC	Delaware Limited Liability Company (2/15/2018)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena International Small Cap Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (6/28/2018)	90.6%
Pzena International Value Service, a series of the Pzena Investment Management International, LLC	Delaware Limited Liability Company (12/22/2003)	58.8%

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Pursuant to the Consolidation Topic of the FASB Accounting Standard Codification ("FASB ASC"), for legal entities evaluated for consolidation, the Company determines whether interests it holds and fees paid to it qualify as a variable interest. If it is determined that the Company does not have a variable interest in the entity, no further analysis is required, and the Company does not consolidate the entity.  If it is determined that the Company has a variable interest, it considers its direct economic interests and the proportionate indirect interests through related parties to determine if it is the primary beneficiary of the VIE.

For equity investments where the Company does not control the investee, and where it is not the primary beneficiary of a VIE but can exert significant influence over the financial and operating policies of the investee, the Company follows the equity method of accounting.  The evaluation of whether the Company exerts control or significant influence over the financial and operating policies of the investee requires significant judgment based on the facts and circumstances surrounding each investment. Factors considered in these evaluations may include the type of investment, the legal structure of the investee, the terms of the investment agreement, or other agreements with the investee

The Company analyzes entities structured as series funds which comply with the requirements included in the Investment Company Act of 1940 for registered mutual funds as voting interest entities because the shareholders are deemed to have the ability to direct the activities of the fund that most significantly impact the fund's economic performance.

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

The operating company is the managing member of Pzena International Value Service, a series of Pzena Investment Management International, LLC.  The operating company is considered the primary beneficiary of this entity.  At December 31, 2019, Pzena International Value Service’s $4.1 million in net assets were included in the Company’s consolidated statements of financial condition.

These consolidated investment partnerships are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these investment partnerships pursuant to U.S. GAAP.

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated continue to receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company.  The total net assets of these VIEs was approximately $247.8 million and $205.4 million at December 31, 2019 and December 31, 2018, respectively.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2019 and December 31, 2018, in order to satisfy certain of the Company's obligations under its deferred compensation programs, the operating company had $0.5 million and $2.4 million in investments, respectively, in certain of these firm-sponsored vehicles, for which the Company was not deemed to be the primary beneficiary.  The Company's exposure to risk in the non-consolidated VIEs is generally limited to any equity investment and any uncollected management fees.  As of December 31, 2019 and December 31, 2018, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $0.7 million and $2.7 million, respectively.

Accounting Pronouncements Adopted in 2019:

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This amended standard was written to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASU No. 2016-02 as of January 1, 2019, using a modified retrospective approach. The Company elected to apply the guidance to each lease that had previously commenced as of the application date of January 1, 2019. Prior comparative periods are not adjusted under the method elected. The Company will provide the required disclosures under ASC 840 for comparative periods to which ASC 840 is applied. Adoption of the new standard resulted in the recognition of a right of-use asset of $11.7 million and a lease liability of $11.9 million on the consolidated statement of financial condition as of January 1, 2019. The initial recognition of the right-of-use asset and lease liability represented a non-cash activity. The adoption did have a material impact on the consolidated statements of operations or cash flows. The Company has included additional disclosures required by the new standard.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided. Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of AUM, as well as fulcrum fee arrangements.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned.  In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually or quarterly.  Fulcrum fee arrangements require a reduction in the base fee, or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. Fulcrum fees are generally payable quarterly.  Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, performance fee income is recorded at the conclusion of the contractual performance period, when it is probable that significant reversal of the performance fee will not occur.  Advisory fee income is presented net of fund expense cap reimbursements.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Revenue from advisory fees is disaggregated into categories based on the composition of the Company's client base and advisory fee structure for the years ended December 31, 2019, and 2018:

	For the Years Ended December 31,
Revenue	2019	2018
	(in thousands)
Separately Managed Accounts
Asset-Based Fees	$76,210	$77,144
Performance-Based Fees	—	—
Total Separately Managed Fees	76,210	77,144

Sub-Advised Accounts
Asset-Based Fees	$59,664	$61,475
Decrease in Asset-Based Fees	(1,808)	(187)
Performance-Based Fees	1,055	2,867
Total Sub-Advised Fees	58,911	64,155

Pzena Funds
Asset-Based Fees	$16,332	$13,136
Expense Cap Reimbursements	(707)	(868)
Performance-Based Fees	—	12
Total Pzena Funds Fees	15,625	12,280
Total	$150,746	$153,579

Cash and Cash Equivalents:

At December 31, 2019 and 2018, Cash and Cash Equivalents was $52.5 million and $38.1 million, respectively. The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposits, other accounts whose balances often exceed federally insured limits and treasury money market funds. Cash is stated at cost, which approximates fair value.

Interest on cash and cash equivalents is recorded as Interest Income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

At both December 31, 2019, and 2018, the Company had $1.0 million of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition. These balances reflect a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.

The following table reconciles cash, cash equivalents, and restricted cash per the consolidated statements of cash flows to the consolidated statements of financial condition.

	For the Years Ended December 31,
	2019	2018	2017
	(in thousands)
Cash and Cash Equivalents	$52,480	$38,099	$63,414
Restricted Cash	1,036	1,028	1,017
Total	$53,516	$39,127	$64,431

Due to/from Broker:

Due to/from Broker consists primarily of amounts payable/receivable for unsettled securities transactions held/initiated at the clearing brokers of the Company and its consolidated subsidiaries.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any.  For the years ended December 31, 2019 and 2018, no impairment losses were recognized.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions. For the year ended December 31, 2019 and 2018, approximately  8.9% and 11.4%, respectively, of the Company's advisory fees were generated from advisory agreements with one client relationship. At December 31, 2019 and 2018, no allowance for doubtful accounts has been deemed necessary.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more-likely-than-not to be realized.  At December 31, 2019 and 2018, the Company did not have a valuation allowance recorded against its deferred tax assets.

The income tax expense, or benefit, is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.  The Company records its deferred tax liabilities as a component of other liabilities in the consolidated statements of financial condition.

Foreign Currency:

The functional currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  A charge or credit is recorded to other comprehensive income/ (loss) to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary.  Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations. For the year ended December 31, 2019, the Company recorded $0.1 million of other comprehensive income associated with foreign currency translation adjustments.  For the year ended December 31, 2018, the Company recorded approximately $0.2 million of other comprehensive loss associated with foreign currency translation adjustments.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

In September 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this standard, however, the Company does not expect the standard to have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)." This new guidance requires the use of an “expected loss” model, rather than an “incurred loss” model, for financial instruments measured at amortized cost and also requires companies to record allowances for available-for-sale debt securities rather than reduce the carrying amount. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2019. The guidance should be applied using a retrospective approach. The Company is currently assessing the impact of this standard, however, the Company does not expect the standard to have a material impact on the consolidated financial statements.

Note 3 — Compensation and Benefits

Compensation and benefits expenses to employees and members is comprised of the following:

	For the Years Ended December 31,
	2019	2018
	(in thousands)
Cash Compensation and Other Benefits	$58,016	$51,600
Non-Cash Compensation	30,093	9,819
Total Compensation and Benefits Expense	$88,109	$61,419

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  Details of awards of Class B and Class B-1 units of the operating company, Delayed Exchange Class B units, phantom Delayed Exchange Class B units, phantom Class B units of the operating company, options to purchase Class A common stock or Class B units, options to purchase Delayed Exchange Class B units, and shares of Class A common stock awarded for the two years ended December 31, 2019 are as follows:

	For the Years Ended December 31,
	2019		2018
	Amount	Fair Value[1]	Amount	Fair Value[1]
Restricted Class B Units	44,470	$7.87	9,372	$10.67
Delayed Exchange Class B Units[2]	1,084,297	$5.91	300,931	$7.04
Deferred Compensation Phantom Delayed Exchange Class B Units[3]	141,282	$5.95	266,298	$5.97
Options to Purchase Delayed Exchange Class B Units[4]	409,448	$1.27	2,442,948	$1.95
Phantom Delayed Exchange Class B Units[5]	1,301,936	$3.61	2,216,064	$3.61
Class B-1 Units[6]	3,683,073	$3.98	—	$—

1	Represents the weighted average grant date estimated fair value per share, unit, or option.
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

3

Represents phantom Delayed Exchange Class B units issued under the 2006 Equity Incentive Plan and pursuant to the Bonus Plan (as defined below).  These phantom units vest ratably over four years, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until seven years after the date they vest. These units are also not entitled to any benefits under the Tax Receivable Agreement between the Company and members of the operating company.

4

Represents options to purchase Delayed Exchange Class B units issued under 2006 Equity Incentive Plan (as defined below). During the year ended December 31, 2019, of these options, 94,488 become exercisable immediately and 314,960 become exercisable five years from the date of grant. During the year ended December 31, 2018, of these options, 1,062,820 become exercisable immediately and 1,380,128 become exercisable five years from the date of grant. Upon exercise, the resulting Delayed Exchange Class B units may not be exchanged pursuant the Amended and Restated Operating Agreement until the seventh anniversary of the exercise date and are not entitled to any benefits under the Tax Receivable Agreement.

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

6

Represents Class B-1 units issued under the 2007 Equity Incentive Plan (as defined below). These Class B-1 units are entitled to receive dividends for the duration of the holder’s employment, and upon the end of employment are exchanged for shares of Class A common stock in an amount based upon the appreciation in price of the Class A common stock from the date of grant to the date of exchange.

As part of the Company's year-end bonus structure, certain employee members may elect to have all or part of year-end cash compensation paid in the form of cash, or equity issued pursuant to Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”).  For the year ended December 31, 2019, $3.8 million of cash compensation was elected to be paid in the form of equity, which was issued and vested immediately on January 1, 2020.  Details of these awards issued on January 1, 2020 are as follows:

	January 1,
	2020
	Amount	Fair Value[1]
Delayed Exchange Class B Units[2]	637,349	$5.95
Options to Purchase Delayed Exchange Class B Units[3]	42,735	$1.17

1	Represents the weighted average grant date estimated fair value per share, unit, or option as of December 31, 2019.
2

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Pursuant to the 2006 Equity Incentive Plan, the operating company issues Class B units, Class B-1 units, phantom Class B units, and options to purchase Class B units. The Company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan. These Delayed Exchange Class B units may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date they vest.  These Delayed Exchange Class B units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and current, future and past members of the operating company.  The Company also issues phantom Delayed Exchange Class B units and options to purchase Delayed Exchange Class B units.  Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock, Class B-1 units, options to purchase Class A common stock, and contingently vesting options to acquire shares of Class A common stock.  During the year ended December 31, 2019, 200,000 options to purchase Class B units, 498,615 phantom Class B units, and 1,000,000 contingently vesting options were forfeited in connection with employee departures. During the year ended December 31, 2018, 54,388 contingently vesting options were forfeited in connection with an employee departure. During the years ended December 31, 2019 and 2018, no contingently vesting options vested.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options as designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four years period.  As of December 31, 2019 and 2018, the liability associated with deferred compensation investment accounts was $3.6 million and $1.8 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of the compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Elections of deferred stock units result in the issuance of phantom shares of Class A common stock.  Distributions under the Director Plan shall be made in a single distribution of shares of our Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  During the years ended December 31, 2019 and 2018, the directors were awarded 67,512 and 51,500 phantom shares of Class A common stock, respectively, reflecting the annual deferral of compensation and additional phantom shares issued as of each date, and in the amount of dividends and/or special dividends and distributions that are paid with respect to Class A common stock of the Company. As of December 31, 2019 and 2018, there were 455,028 and 387,516 phantom shares of Class A common stock outstanding, respectively.  There were no distributions made under the Director Plan during the years ended December 31, 2019 and 2018.

The Company uses a fair value method in recording the expense associated with the granting of Class B units, Class B-1 units, Delayed Exchange Class B units, phantom Delayed Exchange Class B units, options to purchase Class A common stock and Class B units, options to purchase Delayed Exchange Class B units, and shares of Class A common stock under the 2006 and 2007 Equity Incentive Plans; phantom Delayed Exchange Class B units under the Bonus Plan; and phantom shares of Class A common stock under the Director Plan.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The fair value of awarded restricted shares of Class A common stock under the 2007 Equity Incentive Plan and phantom shares of Class A common stock under the Director Plan is determined based on the closing market price of our Class A common stock on the date of grant.  The fair value of awarded Class B and Class B-1 units under the 2006 and 2007 Equity Incentive Plans are determined by reference to the market price of our Class A common stock on the date of grant, since Class B and Class B-1 units are exchangeable for shares of our Class A common stock, adjusted for the impact of award terms on the value of the award. Certain of the restricted shares of Class A common stock are not entitled to dividends or dividend equivalents while unvested.  The fair value of these awards is determined based on the closing market price of our Class A common stock on the date of grant, net of the present value of the dividends using the applicable risk-free interest rate.  The Delayed Exchange Class B Units have a seven years exchange limitation and are not entitled to any benefits under the tax receivable agreement.  The fair value of these awards is determined based on the closing market price of our Class A common stock on the date of grant, net of the effects of these terms. The Class B-1 units are entitled to distributions for the duration of the holder’s employment and will participate in additional value to the extent there has been appreciation subsequent to the issuance of the Class B-1 unit. The fair value of these awards is determined based on the present value of expected future dividends, an option pricing model where the strike price reflects the threshold value over which appreciation is recognized, and the impact of award terms on the value of the award. The Company also issued options to purchase Delayed Exchange Class B units. The fair value of these options is determined using an option pricing model where the strike price reflects the fair value of Delayed Exchange Class B units on the date of grant. Certain of the phantom Delayed Exchange Class B units are not entitled to dividends or dividend equivalents while unvested.

The option model used in the fair value of Class B-1 units and the Delayed Exchange Class B units is determined by using an appropriate option pricing model on the grant date. For each of the years ended December 31, 2019 and 2018 the Company issued options valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	2019		2018
	December 31,	January 1,	January 1,
Weighted Average Time Until Exercise	10 years	7 years	7 years
Expected Volatility	44%	41%	42%
Risk-Free Rate	1.90%	2.59%	2.36%
Dividend Yield	4.40%	6.50%	4.50%

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

On December 31, 2019, 3,683,073 Class B-1 units were issued and vested, with a weighted averaged threshold value of $8.15.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The following is a summary of the option activity for the two years ended December 31, 2019:

	For the Years Ended December 31,
	2019		2018
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning Balance	8,397,562	$8.87	6,191,502	$9.59
Options Granted[1]	409,448	5.97	2,442,948	7.04
Options Cancelled	(5,833)	8.00	(185,388)	10.29
Options Forfeited	(1,200,000)	12.01	-	-
Options Exercised	(821,500)	8.00	(51,500)	4.33
Ending Balance	6,779,677	$8.24	8,397,562	$8.87

1

Options granted for the year ended December 31, 2019 include 409,448 options to purchase Delayed Exchange Class B units. Options granted for the year ended December 31, 2018 include 2,442,948 options to purchase Delayed Exchange Class B units.

The weighted average grant-date fair values per option issued in 2019 and 2018 were $1.27 and $1.95, respectively.  The 821,500 options exercised in 2019 resulted in 29,377 net Class B units issued, as a result of the redemption of 137,132 Class B units for the cashless exercise of the options and 90,980 net Class A shares issued, as a result of the redemption of 564,020 Class A shares for the cashless exercise of options. The 51,500 options exercised in 2018 resulted in 29,698 net Class B units issued, as a result of the redemption of 21,802 Class B units for the cashless exercise of the options. The 205,833 and 185,388 options to purchase Class B units that were cancelled or forfeited during 2019 and 2018, respectively, were in connection with employee departures and option expirations. The 1,000,000 options to purchase Class A shares that were forfeited during 2019 were in connection with employee departures.

Exercise prices for options outstanding and exercisable as of December 31, 2019 are as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding as of December 31, 2019	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2019	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price
$4.22 – $5.00	61,334	2.0	$4.77	61,334	2.0	$4.77
$5.00 – $10.00	5,326,209	7.6	6.99	1,106,633	7.8	7.03
$10.00 – $15.00	1,392,134	3.7	13.19	22,134	4.0	10.26
$4.22 – $15.00	6,779,677	6.7	$8.24	1,190,101	7.4	$6.97

Based on the closing market price of the Company’s Class A common stock on December 31, 2019, the aggregate intrinsic value of the Company’s options was as follows:

	Options Outstanding	Options Exercisable
	(in thousands)
Aggregate Intrinsic Value	$8,926	$1,998

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Phantom Delayed Exchange Class B units issued pursuant to the Bonus Plan, which vest ratably over four years, are summarized as follows:

	For the Years Ended December 31,
	2019		2018
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	587,017	$6.45	470,692	$6.76
Phantom Delayed Exchange Class B Units Issued[1]	141,282	5.95	266,298	5.97
Vesting of Phantom Delayed Exchange Class B Units[1]	(224,430)	6.38	(149,973)	6.59
Ending Balance	503,869	$6.33	587,017	$6.45

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

Phantom Class B units and Phantom Delayed Exchange Class B units issued pursuant to the 2006 Equity Incentive Plan, which vest ratably over 10 years and are not eligible to receive dividends or dividend equivalents until vested, are summarized as follows:

	For the Years Ended December 31,
	2019		2018
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	3,612,026	$4.18	1,725,465	$5.05
Phantom Delayed Exchange Class B Units Issued	1,301,936	3.61	2,216,064	3.61
Vesting of Phantom Class B Units	(681,297)	4.23	(329,503)	4.89
Phantom Class B Units Forfeited	(498,615)	3.61	—	—
Ending Balance	3,734,050	$4.05	3,612,026	$4.18

As of December 31, 2019 and 2018, the Company had approximately $39.4 million and $39.5  million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan; Class B units, option grants, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock issued under the 2007 Equity Incentive Plan.  The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

As of December 31, 2019, the total units and shares remaining available for future issuance under the equity incentive plans are as follows:

Plan	Number of Securities Remaining Available For Future Issuance Under Equity Incentive Plans
Pzena Investment Management, LLC 2006 Equity Incentive Plan	7,010,472
Pzena Investment Management, Inc. 2007 Equity Incentive Plan	10,504,808
Total	17,515,280

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4 — Employee Benefit Plans

The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  During the years ended December 31, 2019 and 2018, the expense recognized in connection with this plan was $1.1 million and $1.0 million, respectively.

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

For the years ended December 31, 2019 and 2018, the Company’s basic earnings per share was determined as follows:

	For the Years Ended December 31,
	2019	2018
	(in thousands, except share and per share amounts)
Net Income Allocated to:
Class A Common Stock	$8,462	$13,794
Participating Shares of Restricted Class A Common Stock	—	—
Net Income for Basic Earnings Per Share	$8,462	$13,794
Basic Weighted-Average Shares Outstanding	17,945,686	17,678,874
Add: Participating Shares of Restricted Class A Common Stock[1]	—	—
Total Basic Weighted-Average Shares Outstanding	17,945,686	17,678,874
Basic Earnings per Share	$0.47	$0.78

1

Certain unvested shares of Class A common stock granted to employees have nonforfeitable rights to dividends and therefore participate fully in the results of the Company from the date they are granted.  They are included in the computation of basic earnings per share using the two-class method for participating securities.

Diluted earnings per share adjusts this calculation to reflect the impact of all outstanding membership units of the operating company, phantom Class B units, phantom Class A common stock, phantom Delayed Exchange Class  B units, outstanding Class B unit options, options to purchase Class A common stock, and restricted Class A common stock, to the extent they would have a dilutive effect on earnings per share for the reporting period.  Net income for diluted earnings per share generally assumes all outstanding operating company membership units are converted into Company stock at the beginning of the reporting period and the resulting change to the Company's net income associated with its increased interest in the operating company is taxed at the Company’s effective tax rate, exclusive of any prior period and other adjustments.  When this conversion results in an increase in earnings per share or a decrease in loss per share, diluted net income and diluted earnings per share are assumed to be equal to basic net income and basic earnings per share for the reporting period.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018, the Company’s diluted net income was determined as follows:

	For the Years Ended December 31,
	2019	2018
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$36,570	$54,733
Less: Assumed Corporate Income Taxes	(10,986)	(13,180)
Assumed After-Tax Income of Pzena Investment Management, LLC	25,584	41,553
Net Income of Pzena Investment Management, Inc	8,462	13,794
Diluted Net Income	$34,046	$55,347

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

For the years ended December 31, 2019 and 2018, the Company’s diluted earnings per share were determined as follows:

	For the Years Ended December 31,
	2019	2018
	(In thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$34,046	$55,308
Participating Shares of Restricted Class A Common Stock	—	—
Participating Class B Units	—	39
Total Diluted Net Income Attributable to Shareholders	$34,046	$55,347
Basic Weighted-Average Shares Outstanding	17,945,686	17,678,874
Dilutive Effect of Class B Units	52,132,910	51,617,114
Dilutive Effect of Options[1]	759,797	1,046,710
Dilutive Effect of Phantom Units	3,243,612	1,482,228
Dilutive Effect of Restricted Shares of Class A Common Stock[2]	44,107	60,618
Dilutive Weighted-Average Shares Outstanding	74,126,112	71,885,544
Add: Participating Class B Units[3]	73,196	48,600
Total Dilutive Weighted-Average Shares Outstanding	74,199,308	71,934,144
Diluted Earnings per Share	$0.46	$0.77

1	Represents the dilutive effect of options to purchase Class B units, Delayed Exchange Class B units, and Class A common stock.
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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Approximately 0.3 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 1.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the year ended December 31, 2019, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.  Approximately 0.4 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 2.0 million contingent options to purchase Class A common stock were excluded from the calculation of diluted earnings per share for the year ended December 31, 2018, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.

Note 6 — Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit. Class B-1 membership units, first issued on December 31, 2019, are entitled to receive distributions for the duration of the holder’s employment with the operating company, will participate in additional value to the extent there has been appreciation subsequent to the issuance of the Class B-1 membership unit. As of December 31, 2019, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 25.4% and 74.6%, respectively, of the economic interest in the December 31, 2019 value of the operating company. As of December 31, 2019, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held 24.1%, 71.0%, and 4.9%, respectively, of the right to the future income and distributions.  As of December 31, 2018, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 26.4% and 73.6%, respectively, of the economic interests in the operations of the business.

Each Class B unit of the operating company has a corresponding share of the Company’s Class B common stock, par value $0.000001 per share.  Each share of the Company’s Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of the Company’s common stock outstanding.  From this time and thereafter, each share of the Company’s Class B common stock entitles its holder to one vote.  When a Class B unit is exchanged for a share of the Company’s Class A common stock or forfeited, a corresponding share of the Company’s Class B common stock will automatically be redeemed and canceled. Conversely, to the extent that the Company causes the operating company to issue additional Class B units to employees pursuant to its equity incentive plan, these additional holders of Class B units would be entitled to receive a corresponding number of shares of the Company’s Class B common stock (including if the Class B units awarded are subject to vesting). Class B-1units have not been issued corresponding shares and do not have voting rights.

All holders of the Company’s Class B common stock have entered into a stockholders’ agreement, pursuant to which they agreed to vote all shares of Class B common stock then held by them in accordance with the majority of votes of Class B common stockholders taken in a preliminary vote of the Class B common stockholders.

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

Pursuant to the operating agreement of the operating company, each vested Class B-1 unit, upon the end of the holder’s employment, is exchanged for shares of Class A common stock in an amount based upon the appreciation in price of the Class A common stock from the date of grant to the date of exchange.

On December 23, 2019 and December 21, 2018, certain of the operating company’s members exchanged an aggregate of 234,602 and 1,141,663, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company.  These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The incremental assets and liabilities assumed in the exchanges were recorded on December 23, 2019 and December 21, 2018 as follows:

	December 23, 2019	December 21, 2018
	(in thousands)
Pzena Investment Management, LLC Members' Capital	$3,134	$15,341
Pzena Investment Management, LLC Accumulated Deficit	(2,805)	(13,707)
Realizable Deferred Tax Asset	12	1,867
Net Tax Receivable Liability to Converting Unitholders	(10)	(1,587)
Total	$331	$1,914
Common Stock, at Par	$2	$11
Additional Paid-in Capital	329	1,903
Total	$331	$1,914

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

During the year ended December 31, 2019, the Company purchased and retired 734,443 shares of Class A common stock and 198,214 Class B units at an average price per share of $8.74 and $6.94, respectively.  During the year ended December 31, 2018, the Company purchased and retired 860,006 shares of Class A common stock and 48,060 Class B units at an average price per share of $9.99 and $8.13, respectively.  The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

During the years ended December 31, 2019 and 2018, 19,338 and 897,813 Delayed Exchange Class B units were issued for approximately $0.1 million and $5.2 million in cash, respectively, to certain employee members pursuant to the 2006 Equity Incentive Plan.

Note 7 — Non-Controlling Interests

Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Years Ended December 31,
	2019	2018
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$36,570	$54,733
Non-Controlling Interests of Consolidated Subsidiaries	444	(208)
Non-Controlling Interests	$37,014	$54,525

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as redemptions by investors in the Company’s consolidated subsidiaries.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8 — Investments

The following is a summary of Investments:

	As of
	December 31, 2019	December 31, 2018
	(in thousands)
Equity Investments, at Fair Value
Equity Securities	$15,715	$9,567
Mutual Funds	20,039	24,653
Total Equity Investments, at Fair Value	$35,754	$34,220
Trading Securities
U.S. Treasury Bills	9,100	5,283
Total Trading Securities	9,100	5,283
Investment in Equity Method Investees	11,080	10,967
Total	$55,934	$50,470

Investment Securities, Trading

Investments, at Fair Value consisted of the following at December 31, 2019:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$14,712	$1,003	$15,715
Mutual Funds	20,015	24	20,039
Total Equity Investments, at Fair Value	$34,727	$1,027	$35,754

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
U.S. Treasury Bills	$9,099	$1	$9,100
Total Trading Securities	$9,099	$1	$9,100

Investments, at Fair Value consisted of the following at December 31, 2018:

	Cost	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Equity Securities	$10,112	$(545)	$9,567
Mutual Funds	$24,677	$(24)	$24,653
Total Equity Investments, at Fair Value	$34,789	$(569)	$34,220

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
U.S. Treasury Bills	$5,283	$—	$5,283
Total Trading Securities	$5,283	$—	$5,283

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies.  The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds.  The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Investments on the consolidated statements of financial condition. As of December 31, 2019, the Company's investments range between 1% and 17% of the capital of these entities and have an aggregate carrying value of $11.1 million.

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

The investments in equity method investees are held at their carrying value.

The following tables present these instruments’ fair value at December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money Market Funds	$17,129	$—	$—	$17,129
U.S. Treasury Bills	—	—	—	—
Corporate Bonds	—	—	—	—
Equity Investments, at Fair Value:
Equity Securities	15,195	520	—	15,715
Mutual Funds	20,039	—	—	20,039
Trading Securities:
U.S. Treasury Bills	—	9,100	—	9,100
Total	$52,363	$9,620	$—	$61,983

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The following tables present these instruments’ fair value at December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money Market Funds	$23	$—	$—	$23
U.S. Treasury Bills	—	21,293	—	21,293
Corporate Bonds	—	3,064	—	3,064
Equity Investments, at Fair Value:
Equity Securities	8,960	607	—	9,567
Mutual Funds	24,653	—	—	24,653
Trading Securities:
U.S. Treasury Bills	—	5,283	—	5,283
Total	$33,636	$30,247	$—	$63,883

Transfers among levels, if any, are recorded as of the beginning of the reporting period.  For the years ended December 31, 2019, and 2018, there were no transfers between levels.  In addition, the Company did not hold any Level 3 securities as of December 31, 2019 and 2018.

Note 10 — Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	December 31, 2019	December 31, 2018
	(in thousands)
Leasehold Improvements	$6,929	$6,832
Furniture and Fixtures	1,591	1,191
Computer Hardware	701	530
Computer Software	879	370
Office Equipment	212	195
Total	10,312	9,118
Less: Accumulated Depreciation and Amortization	(4,765)	(3,724)
Total	$5,547	$5,394

Depreciation is included in general and administrative expense and totaled $1.1 million and $1.0 million for the years ended December 31, 2019, and 2018, respectively.

Note 11 — Related Party Transactions

For the years ended December 31, 2019, and 2018, the Company earned $0.6 million and $1.0 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company.

During the year ended December 31, 2019, and 2018, the Company offered loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting.  Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by units held by the employee.  These loans are full recourse in nature and totaled $1.7 million and $1.3 million at December 31, 2019, and 2018, respectively.

The operating company, as the investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds.  The Company recognized $1.0 million of such expenses for the year ended December 31, 2019, and $1.1 million for the year ended December 31, 2018.

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

The operating company manages the personal funds of certain of the Company’s employees, including the CEO and its two Presidents.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest. Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages the personal funds of some of its employees’ family members. Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.6 million for the year ended December 31, 2019, and $0.6 million in the year ended December 31, 2018.  The aggregate value of the custody and administrative fees paid related to the Company’s executive offers, other employees, and family members was less than $0.1  million and $ 0.1 million in the years 2019 and 2018, respectively.

Pursuant to a tax receivable agreement signed between the members of the operating company and the Company, 85% of the cash savings generated by tax elections discussed in Note 13 — Income Taxes, are distributed to the selling and converting shareholders upon the realization of this benefit.  For the years ended December 31, 2019, and 2018, $0.8  million and $1.1 million, respectively, of such payments were made to certain directors, executive officers and employees of the Company.

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

During the year ended December 31, 2015, the Company moved to its new corporate headquarters.  The new office space is leased under a non-cancellable operating lease agreement that expires on December 31, 2025.  The Company reflects minimum lease expense for its headquarters on a straight-line basis over the lease term.  During September 2016, the Company terminated its five-year sublease agreement which commenced on May 1, 2015.  The Company entered into a new four-year sublease agreement commencing on October 1, 2016, which terminated on January 31, 2019.  The Company entered into a new sublease agreement commencing on February 1, 2019, that expires on December 31, 2025. The sublease agreement is cancelable by either the Company or sublessee given appropriate notice four months prior to February 1, 2021, and each annual period thereafter. Sublease income will continue to decrease annual lease expense by approximately $0.4 million per year.

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

During June 2019, the Company signed a non-cancellable lease to the business development and client service office in London lease to obtain additional space that expires on October 31, 2021.  In accordance with ASC 842, Leases, the lease term commenced on November 1, 2019 and the Company recorded a Right-of-use Asset and Lease Liability on the consolidated statements of financial condition associated with the new lease.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Lease expenses were $2.8 million and $2.1 million, respectively, for the years ended December 31, 2019, and 2018, and are included in general and administrative expense.  Lease expense for each of the years ended December 31, 2019 and 2018, was net of $0.4 million and $0.3 million, respectively, in sublease income.

The following table presents the components of operating lease expense, as well as supplemental cash flow information, related to the Company’s leases:

	For the Years Ended December 31,
	2019	2018
	(in thousands)
Operating lease expense[1]	$2,532	$—
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,431	$—
Right-of-use assets obtained in exchange for lease obligations	$4,135	$—

The following table presents information regarding the Company’s operating leases:

As of
December 31, 2019
(in thousands)
Operating lease right-of-use assets	$13,860
Operating lease liabilities	$14,235
Weighted-average remaining lease term (in years)	5.8
Weighted-average discount rate	4.4%

Future minimum lease payments are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2020	2,908
2021	2,853
2022	2,574
2023	2,596
2024	2,607
2025	2,607
Total	$16,144

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

	For the Year Ended December 31,
	2019[1]	2018
	(in thousands)
Current Provision:
Unincorporated and Other Business Taxes	$1,272	$2,778
Local Corporate Tax	29	27
State Corporate Tax	16	18
Federal Corporate Tax	278	335
Total Current Provision	$1,595	$3,158
Deferred Provision:
Unincorporated and Other Business Taxes	$15	$-
Local Corporate Tax	376	407
State Corporate Tax	196	266
Federal Corporate Tax	3,613	3,614
Total Deferred Provision	$4,200	$4,287
Impact of Change in Historical 754 Step-Up Calculations[2]	—	333
Total Income Tax Expense	$5,795	$7,778
1

During the years ended December 31, 2019 and 2018, the operating company recognized a $1.6 million and $0.5 million, respectively, tax benefit associated with the reversal of uncertain tax position liabilities and interest related to unincorporated and other business tax expenses.

2

Reflects the net impact of a change in the historical calculation of the 754 step-ups and related deferred tax asset and corresponding liability to selling and converting shareholders recognized during the year ended December 31, 2018.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

A reconciliation between the provision for income taxes reported for financial reporting purposes, and the application of the statutory U.S. Federal tax rate to the reported income before income taxes for the years ended December 31, 2019 and 2018, were as follows:

	For the Year Ended December 31,
	2019[1]		2018
	Amount	% of Pretax Income	Amount	% of Pretax Income
	(in thousands, except % amounts)
Federal Corporate Tax	$10,767	21.0%	$15,980	21.0%
State and Local Corporate Tax, net of Federal Benefit	617	1.2%	718	0.9%
Unincorporated and Other Business Tax	1,017	2.0%	2,195	2.9%
Non-Controlling Interests	(7,773)	(15.2)%	(11,450)	(15.0)%
Non-Deductible Share-Based Compensation	730	1.4%	—	—%
Impact of Change in Historical 754 Step-Up Calculations	—	—%	333	0.4%
Other	437	0.9%	2	—%
Income Tax Expense	$5,795	11.3%	$7,778	10.2%

1

During the years ended December 31, 2019 and 2018, the operating company recognized a $1.6 million and $0.5 million, respectively, tax benefit associated with the reversal of uncertain tax position liabilities and interest related to unincorporated and other business tax expenses.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2019 and 2018 are as follows:

For the Year Ended December 31, 2019
(in thousands)
Balance at December 31, 2018	$6,460
Decreases Related to Prior Year Tax Positions	(1,218)
Increases Related to Current Year Tax Positions	1,951
Balance at December 31, 2019	$7,193

For the Year Ended December 31, 2018
(in thousands)
Balance at December 31, 2017	$4,672
Decreases Related to Prior Year Tax Positions	(374)
Increases Related to Current Year Tax Positions	2,162
Balance at December 31, 2018	$6,460

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Income Tax Expense on the consolidated statements of operations.  As of December 31, 2019 and 2018, the Company had $7.2 million and $6.5 million in unrecognized tax benefits, that, if recognized, would affect the provision for income taxes.  As of December 31, 2019 and 2018, the Company had interest related to unrecognized tax benefits of $1.1 million and $0.8 million, respectively.  As a result of legislative changes, changes in judgment related to recognition or measurement, or potential settlements with taxing authorities, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $4.5 million.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2016.  All tax years subsequent to, and including, 2016 are considered open and subject to examination by tax authorities.

As of December 31, 2019, the Company had no remaining net operating loss carryforwards available for U.S. Federal, state and local income tax reporting purposes. During the year ended December 31, 2018, the Company used the remaining balance of the net operating loss carryforward.

The acquisition of the Class B units of the operating company, noted below, has allowed the Company to make an election under Section 754 of the Internal Revenue Code (“Section 754”) to step up its tax bases in the net assets acquired.  This step up is deductible for tax purposes over a 15-year period.

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

As discussed in Note 6, Shareholders’ Equity, on December 23, 2019 and December 21, 2018, certain of the operating company’s members exchanged an aggregate of 234,602 and 1,141,663, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company.  The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a less than $0.4 million deferred tax asset and corresponding less than $0.1 million liability to converting shareholders on December 23, 2019, and a $2.5 million deferred tax asset and corresponding $1.6 million liability to converting shareholders on December 21, 2018.  As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

As of December 31, 2019 and 2018, the net values of all deferred tax assets were approximately $32.7 million and $37.2 million, respectively. These deferred tax assets primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock. At December 31, 2019 and 2018, the Company did not have a valuation allowance recorded against its deferred tax assets.

The change in the Company’s deferred tax assets for the year ended December 31, 2019, is summarized as follows:

	Section 754	Other	Total
	(in thousands)
Balance at December 31, 2018	$32,075	$5,157	$37,232
Deferred Tax (Expense)	(4,134)	(64)	(4,198)
Tax Impact of Transactions with Non-Controlling Shareholders	—	(744)	(744)
Unit Exchange	12	381	393
Balance at December 31, 2019	$27,953	$4,730	$32,683

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the year ended December 31, 2019, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2018	$-
Deferred Tax (Expense)	(2)
Balance at December 31, 2019	$(2)

The change in the Company’s deferred tax assets for the year ended December 31, 2018 is summarized as follows:

	Section 754	Other	Total
	(in thousands)
Balance at December 31, 2017	$34,713	$4,926	$39,639
Deferred Tax (Expense)	(4,172)	629	$(3,543)
Tax Impact of Transactions with Non-Controlling Shareholders	—	(245)	$(245)
Unit Exchange	1,867	595	$2,462
Impact of Change in Historical 754 Step-Up Calculations	(333)	—	$(333)
Operating Loss Carryforward	—	(748)	$(748)
Balance at December 31, 2018	$32,075	$5,157	$37,232

The change in the Company’s deferred tax liabilities for the year ended December 31, 2018 is summarized as follows:

Total
(in thousands)
Balance at December 31, 2017	$(2)
Deferred Tax Benefit/ (Expense)	2
Balance at December 31, 2018	$-

As of December 31, 2019 and 2018, the net values of the liability to selling and converting shareholders were approximately $28.7 million and $32.4 million, respectively. The change in the Company’s liability to selling and converting shareholders for the years ended December 31, 2019 and 2018, is summarized as follows:

	For the Year Ended December 31,
	2019	2018
	(in thousands)
Beginning Balance	$32,389	$36,441
Unit Exchanges	10	1,587
Tax Receivable Agreement Payments	(3,689)	(5,591)
Change in Liability	(58)	(48)
Ending Balance	$28,652	$32,389

Note 14 — Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

On January 28, 2020, the Company declared a year-end dividend of $0.46 per share of its Class A common stock which was paid on February 28, 2020 to holders of record on February 14, 2020.