Form 10-Q
period 2020-03-31
Pzena Investment Management, Inc.
filed 2020-05-11
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 11, 2020, there were 17,195,558 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of May 11, 2020, there were 54,254,029 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on our views, plans, estimates, and expectations.  Potentially inaccurate assumptions could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.  Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date they are made.  We undertake no obligation to publicly revise any forward-looking statements included in this Quarterly Report to reflect circumstances or events after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission ("SEC"), after the date of this Quarterly Report on Form 10-Q.

Forward-looking statements include, but are not limited to, statements about:

•	our ability to respond to global economic, market, business and geopolitical conditions, including changes in such conditions resulting from the COVID-19 pandemic and government responses thereto;
•	our anticipated future results of operations and operating cash flows;
•	our successful formulation and execution of business strategies and investment policies;
•	our financing plans and the availability of short- or long-term borrowing, or equity financing;
•	our competitive position and the effects of competition on our business;
•	our ability to identify and capture potential growth opportunities available to us;
•	the effective recruitment and retention of our key executives and employees;
•	our expected levels of compensation for our employees;
•	expectations relating to dividend payments and our ability to make such payments;
•	our potential operating performance, achievements, efficiency, and cost reduction efforts;
•	our expected tax rate;
•	changes in interest rates;
•	our expectations with respect to the economy, capital markets, the market for asset management services, and other industry trends;
•	the potential impact of disruptions as a result of natural disasters, pandemics, or other international health emergencies, including the COVID-19 pandemic; and
•	the impact of future legislation and regulation, and changes in existing legislation and regulation, on our business.

The reports that we file with the SEC, accessible on the SEC’s website at www.sec.gov, identify additional factors that can affect forward-looking statements. The impact of COVID-19 may also exacerbate these risks, any of which could have a material effect on us.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and Cash Equivalents ($4,112 and $4,190)[1]	$20,527	$52,480
Restricted Cash	1,040	1,036
Due from Broker ($0 and $145)[1]	14	149
Advisory Fees Receivable	29,241	32,887
Investments ($574 and $3,813)[1]	24,565	55,934
Receivable from Related Parties	2,755	1,869
Other Receivables ($0 and $10)[1]	640	599
Prepaid Expenses and Other Assets	2,531	2,408
Right-of-use Assets	13,264	13,860
Deferred Tax Asset	31,606	32,683
Property and Equipment, Net of Accumulated Depreciation of $5,070 and $4,765, respectively	5,274	5,547
TOTAL ASSETS	$131,457	$199,452
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses ($21 and $19)[1]	$21,206	$44,713
Due to Broker	6	40
Liability to Selling and Converting Shareholders	28,652	28,652
Lease Liabilities	13,627	14,235
Deferred Compensation Liability	838	3,600
Other Liabilities	—	2
TOTAL LIABILITIES	64,329	91,242
Commitments and Contingencies (see Note 12)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 17,195,558 and 18,009,350 Shares Issued and Outstanding in 2020 and 2019, respectively)	171	179
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 54,174,746 and 52,879,323 Shares Issued and Outstanding in 2020 and 2019, respectively)	—	—
Additional Paid-In Capital	3,355	4,829
Retained Earnings	18,267	26,439
Accumulated Other Comprehensive Income	119	(3)
Total Pzena Investment Management, Inc.'s Equity	21,912	31,444
Non-Controlling Interests	45,216	76,766
TOTAL EQUITY	67,128	108,210
TOTAL LIABILITIES AND EQUITY	$131,457	$199,452

1

Asset and liability amounts in parentheses represent the aggregated balances at March 31, 2020 and December 31, 2019 attributable to Pzena Investment Management Special Situations, LLC, Pzena U.S. Best Ideas (GP), LLC, and Pzena Global Best Ideas (GP), LLC which were variable interest entities as of March 31, 2020 and December 31, 2019, respectively. Asset and liability amounts in parentheses at December 31, 2019 are also attributable to Pzena International Value Service (a series of Pzena Investment Management International, LLC).

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months Ended March 31,
	2020	2019
REVENUE	$34,679	$37,410
EXPENSES
Compensation and Benefits Expense	19,140	17,189
General and Administrative Expense	4,422	4,027
Total Operating Expenses	23,562	21,216
Operating Income	11,117	16,194
OTHER INCOME
Interest Income	159	217
Dividend Income	81	62
Net Realized and Unrealized Gains/ (Losses) from Investments	(5,247)	837
Equity in Earnings/ (Losses) of Affiliates	(4,262)	758
Other (Expense)/ Income	(87)	(55)
Total Other Income/ (Expense)	(9,356)	1,819
Income Before Income Taxes	1,761	18,013
Income Tax Expense	992	2,071
Net Income	769	15,942
Less: Net Income Attributable to Non-Controlling Interests	769	12,840
Net Income Attributable to Pzena Investment Management, Inc.	$—	$3,102

Net Income for Basic Earnings per Share	$—	$3,102
Basic Earnings per Share	$—	$0.17
Basic Weighted Average Shares Outstanding[1]	17,790,184	18,278,773

Net Income for Diluted Earnings per Share	$760	$12,808
Diluted Earnings per Share[2]	$—	$0.17
Diluted Weighted Average Shares Outstanding[1]	79,583,147	74,258,120

Cash Dividends per Share of Class A Common Stock	$0.46	$0.49

[1]

The Company issues restricted shares of Class A common stock and restricted Class B units that have non-forfeitable dividend rights.  Under the "two-class method," these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

[2]

During the three months ended March 31, 2020, the calculation of diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted earnings per share is assumed to be equal to basic earnings per share. Please refer to Note 5, “Earnings per Share,” for further details.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended March 31,
	2020	2019
NET INCOME	$769	$15,942
OTHER COMPREHENSIVE GAIN
Foreign Currency Translation Adjustment	(505)	63
Total Other Comprehensive Gain/ (Loss)	(505)	63
Comprehensive Income	264	16,005
Less: Comprehensive Income Attributable to Non-Controlling Interests	142	12,920
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$122	$3,085

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2019	18,009,350	52,879,323	$179	$4,829	$(3)	$26,439	$76,766	$108,210
Amortization of Non-Cash Compensation	10,000	321,949	—	479	—	—	1,573	2,052
Issuance of Shares under Equity Incentive Plan	—	637,349	—	890	—	—	2,952	3,842
Sale of Shares under Equity Incentive Plan	—	430,955	—	436	—	—	1,466	1,902
Directors' Share Grants	—	—	—	76	—	—	255	331
Net Income	—	—	—	—	—	—	769	769
Foreign Currency Translation Adjustments	—	—	—	—	122	—	(627)	(505)
Repurchase and Retirement of Class A Common Stock	(823,792)	—	(8)	(1,283)	—	—	(4,357)	(5,648)
Repurchase and Retirement of Class B Units	—	(94,830)	—	(131)	—	—	(434)	(565)
Class A Cash Dividends Declared and Paid ($0.46 per share)	—	—	—	—	—	(8,172)	—	(8,172)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(717)	—	—	—	(717)
Effect of Deconsolidation	—	—	—	—	—	—	(1,685)	(1,685)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	641	641
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(33,327)	(33,327)
Other	—	—	—	(1,224)	—	—	1,224	—
Balance at March 31, 2020	17,195,558	54,174,746	$171	$3,355	$119	$18,267	$45,216	$67,128

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2018	18,398,211	51,253,526	$183	$3,913	$35	$28,871	$66,006	$99,008
Amortization of Non-Cash Compensation	10,000	241,996	—	414	—	—	1,140	1,554
Issuance of Shares under Equity Incentive Plan	—	715,874	—	1,065	—	—	3,022	4,087
Sale of Shares under Equity Incentive Plan	—	10,399	—	17	—	—	48	65
Directors' Share Grants	—	—	—	78	—	—	223	301
Net Income	—	—	—	—	—	3,102	12,840	15,942
Foreign Currency Translation Adjustments	—	—	—	—	(17)	—	80	63
Repurchase and Retirement of Class A Common Stock	(533,369)	—	(5)	(4,369)	—	(338)	—	(4,712)
Repurchase and Retirement of Class B Units	—	(95,739)	—	(176)	—	—	(499)	(675)
Class A Cash Dividends Declared and Paid ($0.49 per share)	—	—	—	—	—	(8,951)	—	(8,951)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(207)	—	—	—	(207)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	23	23
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(25,665)	(25,665)
Other	—	—	—	(735)	—	—	735	—
Balance at March 31, 2019	17,874,842	52,126,056	$178	$—	$18	$22,684	$57,953	$80,833

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net Income	$769	$15,942
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	306	250
Non-Cash Compensation	2,890	2,744
Directors' Share Grants	331	301
Net Realized and Unrealized (Gains)/ Losses from Investments	5,247	(837)
Equity in (Earnings)/ Losses of Affiliates	4,262	(758)
Accretion of Discount	—	(50)
Noncash Lease Expense	596	455
Foreign Currency Translation Adjustments	(505)	63
Deferred Income Taxes	360	1,394
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	3,646	(276)
Due from Broker	19	(101)
Prepaid Expenses and Other Assets	(175)	(65)
Due to Broker	(34)	(286)
Accounts Payable, Accrued Expenses, and Other Liabilities	(23,267)	(16,841)
Lease Liabilities	(608)	(366)
Purchases of Equity Securities	(9,479)	(3,912)
Proceeds from Equity Securities	5,759	3,437
Net Cash Provided by/ (Used in) Operating Activities	(9,883)	1,094
INVESTING ACTIVITIES
Purchases of Investments	(21,590)	(12,123)
Proceeds from Sale of Investments	45,735	25,668
Payments from/ (to) Related Parties	(886)	2,423
Purchases of Property and Equipment	(33)	(514)
Net Cash Provided by/ (Used in) Investing Activities	23,226	15,454
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(5,648)	(4,712)
Repurchase and Retirement of Class B Units	(565)	(675)
Sale of Shares under Equity Incentive Plan	1,902	65
Distributions to Non-Controlling Interests	(33,327)	(25,665)
Contributions from Non-Controlling Interests	641	23
Dividends	(8,172)	(8,951)
Net Cash Provided by/ (Used in) Financing Activities	(45,169)	(39,915)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(31,826)	$(23,367)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of Period	$53,516	$39,127
Effect of (Deconsolidation)/ Consolidation of Affiliates	(123)	—
Net Change in Cash, Cash Equivalents and Restricted Cash	(31,826)	(23,367)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of Period	$21,567	$15,760
Supplementary Cash Flow Information:
Issuances of Shares under Equity Incentive Plan	$3,842	$4,087
Income Taxes Paid	$98	$72

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

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of March 31, 2020, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company, through its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of March 31, 2020:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	March 31, 2020
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena U.S. Best Ideas (GP), LLC	Delaware Limited Liability Company (11/16/2017)	100.0%
Pzena Global Best Ideas (GP), LLC	Delaware Limited Liability Company (2/15/2018)	100.0%
Pzena Investment Management International 2, LLC	Delaware Limited Liability Company (1/21/2020)	100.0%
Pzena Global Focused Value Fund	Australian Registered Investment Scheme (6/10/16)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena International Small Cap Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (6/28/2018)	68.4%

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

During 2020, the Company provided the initial cash investment for a Pzena-branded Australian Registered Investment Scheme, Pzena Global Focused Value Fund, in an effort to generate an investment performance track record to attract third-party investors. The Company is considered the primary beneficiary of this entity. At March 31, 2020, Pzena Global Focused Value Fund’s $2.3 million in net assets were included in the Company’s Consolidated Statements of Financial Condition.

On January 1, 2020, the Company redeemed its investment in the Pzena International Value Service (a series of Pzena Investment Management International, LLC). As the Company was no longer deemed the primary beneficiary of this entity, it deconsolidated the entity and removed the related assets, liabilities and non-controlling interest from the Company’s Consolidated Statements of Financial Condition.

These consolidated investment partnerships are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these investment partnerships pursuant to U.S. GAAP.

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company.  The total net assets of these VIEs was approximately $152.4 million and $247.8 million at March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020 and December 31, 2019, the operating company had $1.9 million and $0.5 million in investments in certain of these firm-sponsored vehicles, the majority of which are primarily held to satisfy certain of the Company’s obligations under its deferred compensation programs, for which the Company was not deemed to be the primary beneficiary.  The Company's exposure to risk in the non-consolidated VIEs is generally limited to any equity investment and any uncollected management fees. As of March 31, 2020 and December 31, 2019, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $2.0 million and $0.7 million, respectively.

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

Revenue from advisory fees is disaggregated into categories based on the composition of the Company's client base and advisory fee structure for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
Revenue	2020	2019
	(in thousands)
Separately Managed Accounts
Asset-Based Fees	$18,696	$18,596
Total Separately Managed Fees	18,696	18,596

Sub-Advised Accounts
Asset-Based Fees	$13,723	$14,890
Decrease in Asset-Based Fees	(1,014)	(335)
Performance-Based Fees	—	452
Total Sub-Advised Fees	12,709	15,007

Pzena Funds
Asset-Based Fees	$3,600	$3,989
Expense Cap Reimbursements	(326)	(182)
Performance-Based Fees	—	—
Total Pzena Funds Fees	3,274	3,807
Total	$34,679	$37,410

Cash and Cash Equivalents:

At March 31, 2020 and December 31, 2019, Cash and Cash Equivalents was $20.5 million and $52.5 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposits, other accounts whose balances often exceed federally insured limits and treasury money market funds. Cash is stated at cost, which approximates fair value.

Interest on cash and cash equivalents is recorded as Interest Income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

At both March 31, 2020 and December 31, 2019, the Company had $1.0 million of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition. These balances reflect a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.

The following table reconciles cash, cash equivalents, and restricted cash per the consolidated statements of cash flows to the consolidated statements of financial condition.

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
	(in thousands)
Cash and Cash Equivalents	$20,527	$52,480	$14,731	$38,099
Restricted Cash	1,040	1,036	1,029	1,028
Total	$21,567	$53,516	$15,760	$39,127

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

Investments in equity method investees

The Company accounted for its investments in certain private investment partnerships in which the Company has non-controlling interests and exercises significant influence, using the equity method.  These investments are included in Investments in the Company's consolidated statements of financial condition.  The carrying value of these investments is recorded at the amount of capital reported by the private investment partnership or mutual fund.  The capital account for each entity reflects any contributions paid to, distributions received from, and equity earnings of, the relevant entity.  The earnings of these investments are recognized as in Equity in Earnings/ (Losses) of Affiliates in the consolidated statements of operations.

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any.  During the three months ended March 31, 2020 and 2019, no impairment losses were recognized.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions.  At both March 31, 2020 and December 31, 2019, there was no allowance for doubtful accounts.

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

The Company and its consolidated subsidiaries account for all U.S. federal, state, local, and U.K. taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  At both March 31, 2020 and December 31, 2019, the Company did not have a valuation allowance recorded against its deferred tax assets.

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

Foreign Currency:

The functional currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary.  Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations.  For the three months ended March 31, 2020, the Company recorded $0.5 million of other comprehensive loss associated with foreign currency translation adjustments. For the three months ended March 31, 2019, the Company recorded $0.1 million of other comprehensive income associated with foreign currency translation adjustments.

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

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash Compensation and Other Benefits	$16,250	$14,445
Non-Cash Compensation	2,890	2,744
Total Compensation and Benefits Expense	$19,140	$17,189

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below. Details of non-cash compensation awards granted during the three months ended March 31, 2020 and 2019 are as follows:

	For the Three Months Ended March 31,
	2020		2019
	Amount	Fair Value[1]	Amount	Fair Value[1]
Restricted Class B Units	—	$—	44,470	$7.87
Options to Purchase Delayed Exchange Class B Units[2]	—	$—	314,960	$1.27
Class B-1 Units[3]	2,259,683	$3.98	—	$—

1	Represents the grant date fair value per share, unit, or option.
2

Represents options to purchase Delayed Exchange Class B units issued under the 2006 Equity Incentive Plan (as defined below).  These options become exercisable five years from the date of grant.  Upon exercise, the resulting Delayed Exchange Class B units may not be exchanged pursuant the Amended and Restated Operating Agreement until the seventh anniversary of the exercise date and are not entitled to any benefits under the Tax Receivable Agreement.

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

As part of the Company's year-end bonus structure, certain employee members may elect to have all or part of year-end cash compensation paid in the form of cash, or equity issued pursuant to Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”).  For the year ended December 31, 2019, $3.8 million of cash compensation was elected to be paid in the form of equity, which was issued and vested immediately on January 1, 2020.  Details of awards associated with these elections issued on January 1, 2020 are as follows:

	January 1,
	2020
	Amount	Fair Value[1]
Delayed Exchange Class B Units[2]	637,349	$5.95
Options to Purchase Delayed Exchange Class B Units[3]	42,735	$1.17

1	Represents the grant date fair value per share or unit.
2

Represents options to purchase Delayed Exchange Class B units issued under the 2006 Equity Incentive Plan. These options are exercisable on the date of grant. Upon exercise, the resulting Delayed Exchange Class B units may not be exchanged pursuant the Amended and Restated Operating Agreement until the seventh anniversary of the exercise date and are not entitled to any benefits under the Tax Receivable Agreement between the Company and members of the operating company.

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

Pursuant to the 2006 Equity Incentive Plan, the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  The operating company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan.  These Delayed Exchange Class B units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant.  These Delayed Exchange Class B units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company.  The operating company also issues phantom Delayed Exchange Class B units and options to purchase Delayed Exchange Class B units. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock, options to purchase Class A common stock, and contingently vesting options to acquire shares of Class A common stock.  During each of the three months ended March 31, 2020 and 2019, no contingently vesting options vested.  During the three months ended March 31, 2020 and 2019, 430,955 and 10,399 Delayed Exchange Class B units were issued to certain employee members, respectively, for approximately $1.9 million and $0.1 million in cash, respectively.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period.  As of March 31, 2020 and December 31, 2019, the liability associated with all deferred compensation investment accounts was $0.8 million and $3.6 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of their compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense.  As of March 31, 2020 and December 31, 2019, there were 536,755 and 455,028 phantom shares of Class A common stock outstanding, respectively.  For the three months ended March 31, 2020 and 2019, no distributions were made under the Director Plan.

As of March 31, 2020 and December 31, 2019, the Company had approximately $39.7 million and $39.4 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, option grants, Delayed Exchange Class B units, phantom Delayed Exchange Class B units, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and contingently vesting option grants issued under the 2007 Equity Incentive Plan.  The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For both the three months ended March 31, 2020 and 2019, the expense recognized in connection with this plan was $0.8 million.

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

For the three months ended March 31, 2020 and 2019, the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$—	$3,102
Participating Shares of Restricted Class A Common Stock	—	—
Total Net Income for Basic Earnings per Share	$—	$3,102
Basic Weighted-Average Shares Outstanding	17,790,184	18,278,773
Add: Participating Shares of Restricted Class A Common Stock[1]	—	—
Total Basic Weighted-Average Shares Outstanding	17,790,184	18,278,773
Basic Earnings per Share	$—	$0.17

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

For the three months ended March 31, 2020 and 2019, the Company’s diluted net income was determined as follows:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$1,084	$12,712
Less: Assumed Corporate Income Taxes	324	3,006
Assumed After-Tax Income of Pzena Investment Management, LLC	760	9,706
Net Income of Pzena Investment Management, Inc.	—	3,102
Diluted Net Income	$760	$12,808

Under the two-class method of computing diluted earnings per share, diluted earnings per share is calculated by dividing net income for diluted earnings per share by the weighted average number of common shares outstanding during the period, plus the dilutive effect of any potential common shares outstanding during the period using the more dilutive of the treasury method or two-class method.  The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared and undistributed earnings for the period.  The Company’s net income for diluted earnings per share is reduced by the amount allocated to participating restricted Class B units for purposes of calculating earnings per share.  Dividend equivalent distributions paid per share on the operating company’s unvested restricted Class B units are equal to the dividends paid per share of Company Class A common stock.

For the three months ended March 31, 2020 and 2019, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$701	$12,795
Participating Shares of Restricted Class A Common Stock	—	—
Participating Class B Units	59	13
Total Diluted Net Income Attributable to Shareholders	$760	$12,808

Total Basic Weighted-Average Shares Outstanding	17,790,184	18,278,773
Dilutive Effect of Class B Units	53,885,546	52,117,775
Dilutive Effect of Options[1]	37,016	642,203
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	1,857,799	3,102,053
Dilutive Effect of Restricted Shares of Class A Common Stock[2]	21,686	44,120
Dilutive Weighted-Average Shares Outstanding	73,592,231	74,184,924
Add: Participating Class B Units and Class B-1 Units[3]	5,990,916	73,196
Total Dilutive Weighted-Average Shares Outstanding	79,583,147	74,258,120
Diluted Earnings per Share[4]	$—	$0.17

1	Represents the dilutive effect of options to purchase operating company Class B units and Company Class A common stock.
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

4

During the three months ended March 31, 2020, the calculation of diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted earnings per share is assumed to be equal to basic earnings per share.

Approximately 2.9 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 1.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2020, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met. Approximately 0.3 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 2.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2019, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit. Class B-1 membership units, first issued on December 31, 2019, are entitled to receive distributions for the duration of the holder’s employment with the operating company, will participate in additional value to the extent there has been appreciation subsequent to the issuance of the Class B-1 membership unit.  As of March 31, 2020 the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 24.1% and 75.9%, respectively, of the economic interest in the March 31, 2020 value of the operating company. As of March 31, 2020, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held 22.2%, 70.1%, and 7.7%, respectively, of the right to the future income and distributions. As of December 31, 2019, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 25.4% and 74.6%, respectively, of the December 31, 2019 economic interests in the value of the operating committee. As of December 31, 2019 the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held 24.1%, 71.0%, and 4.9%, respectively, of the right to the future income and distributions.

Each Class B unit of the operating company is issued with a corresponding share of the Company’s Class B common stock, par value $0.000001 per share.  Holders of Class B common stock have the right to receive the par value of the Class B common stock held by them upon our liquidation, dissolution or winding up, but do not share in dividends.  Each share of the Company’s Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of the Company’s common stock outstanding.  From such time and thereafter, each share of the Company’s Class B common stock entitles its holder to one vote.  When a Class B unit is exchanged for a share of the Company’s Class A common stock or forfeited, a corresponding share of the Company’s Class B common stock will automatically be redeemed and canceled.  Conversely, to the extent that the Company causes the operating company to issue additional Class B units to employees pursuant to its equity incentive plan, these additional holders of Class B units would be entitled to receive a corresponding number of shares of the Company’s Class B common stock (including if the Class B units awarded are subject to vesting). Class B-1 units have not been issued corresponding shares and do not have voting rights.

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

During the three months ended March 31, 2020, the Company purchased and retired 823,792 shares of Class A common stock and 94,830 Class B units under the current repurchase authorization at a weighted average price per share of $6.86 and $5.97, respectively.  During the three months ended March 31, 2019, the Company purchased and retired 533,369 shares of Class A common stock and 95,739 Class B units under the repurchase authorization at a weighted average price per unit of $8.83 and $6.01, respectively.  The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$1,084	$12,712
Non-Controlling Interests of Consolidated Subsidiaries	(315)	128
Net Income Attributable to Non-Controlling Interests	$769	$12,840

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals from the Company’s consolidated subsidiaries.  Contributions from non-controlling interests represent contributions to the Company's consolidated subsidiaries.

Note 8—Investments

The following is a summary of Investments:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Equity Investments, at Fair Value
Equity Securities	$9,728	$15,715
Mutual Funds	7,154	20,039
Total Equity Investments, at Fair Value	16,882	35,754
Trading Securities
U.S. Treasury Bills	—	9,100
Total Trading Securities	—	9,100
Investments in Equity Method Investees	7,683	11,080
Total	$24,565	$55,934

Investment, at Fair Value

Investments, at Fair Value consisted of the following at March 31, 2020:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$14,046	$(4,318)	$9,728
Mutual Funds	7,227	(73)	7,154
Total Equity Investments, at Fair Value	$21,273	$(4,391)	$16,882

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
(in thousands)
U.S. Treasury Bills	$—	$—	$—
Total Trading Securities	$—	$—	$—

Investments, at Fair Value consisted of the following at December 31, 2019:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$14,712	$1,003	$15,715
Mutual Funds	20,015	24	20,039
Total Equity Investments, at Fair Value	$34,727	$1,027	$35,754

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
U.S. Treasury Bills	$9,099	$1	$9,100
Total Trading Securities	$9,099	$1	$9,100

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

Trading Securities

Trading securities consists of fixed income investments held directly by the Company.  Fixed income investments are carried at fair value based on quoted market prices or market prices obtained from independent pricing services engaged by management.

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies. The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds.  The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Equity Method Investments on the consolidated statements of financial condition. As of March 31, 2020, the Company's investments range between 1% and 17% of the capital of these entities and have an aggregate carrying value of $7.7 million.

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

The investments in equity method investees are held at their carrying value.

The following table presents these instruments’ fair value at March 31, 2020:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money Market Funds	$8,466	$—	$—	$8,466
Equity Investments, at Fair Value:
Equity Securities	9,334	394	—	9,728
Mutual Funds	7,154	—	—	7,154
Trading Securities:
U.S. Treasury Bills	—	—	—	—
Total	$24,954	$394	$—	$25,348

The following table presents these instruments’ fair value at December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash Equivalents:
Money Market Funds	$17,129	$—	$—	$17,129
U.S. Treasury Bills	—	—	—	—
Equity Investments, at Fair Value:
Equity Securities	15,195	520	—	15,715
Mutual Funds	20,039	—	—	20,039
Trading Securities:
U.S. Treasury Bills	—	9,100	—	9,100
Total	$52,363	$9,620	$—	$61,983

Transfers among levels, if any, are recorded as of the beginning of the reporting period. For each of the three months ended March 31, 2020 and 2019, there were no transfers between levels.  In addition, the Company did not hold any Level 3 securities as of March 31, 2020 or December 31, 2019.

Note 10—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Leasehold Improvements	$6,929	$6,929
Furniture and Fixtures	1,590	1,591
Computer Hardware	734	701
Computer Software	879	879
Office Equipment	212	212
Total	10,344	10,312
Less: Accumulated Depreciation and Amortization	(5,070)	(4,765)
Total	$5,274	$5,547

Depreciation is included in general and administrative expense and totaled approximately $0.3 million for the three months ended March 31, 2020.  For the three months ended March 31, 2019, depreciation totaled approximately $0.2 million.

Note 11—Related Party Transactions

For the three months ended March 31, 2020 and 2019, the Company earned $0.3 million and $0.3 million, respectively, in investment advisory fees from unconsolidated VIEs that receive investment management services from the Company.

The Company offers loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting.  Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by shares and units held by the employee.  As of March 31, 2020 and December 31, 2019, the Company had approximately $2.3 million and $1.7 million, respectively, of such loans outstanding.

The operating company, as investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds.  For both the three months ended March 31, 2020 and 2019, the Company recognized $0.3 million in such expenses.

The operating company manages personal funds of certain of the Company’s employees, including the CEO, and its two Presidents.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds.  In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.2 million for the three months ended March 31, 2020.  For the three months ended March 31, 2019, the Company waived $0.1 million in such fees.

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

During the three months ended March 31, 2020, lease expenses were $0.7 million are included in general and administrative expense.  During the three months ended March 31, 2019, lease expenses were $0.7 million.  This lease expense includes short-term lease expenses associated with the Company's office spaces in the U.K. and Australia. Short-term lease expense was $0.1 million for the three months ended March 31, 2020.  Lease expenses for the three months ended March 31, 2020 were net of $0.1 million of sublease income.  Lease expenses for the three months ended March 31, 2019 were net of $0.1 million of sublease income.

The following table presents the components of operating lease expense, as well as supplemental cash flow information, related to the Company’s leases:

For the Three Months Ended March 31,
2020
(in thousands)
Operating lease expense[1]	$712
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$724
Right-of-use assets obtained in exchange for lease obligations	$—

1	Amounts have not been reduced by sublease income of $0.1 million recognized during the three months ended March 31, 2020.

The following table presents information regarding the Company’s operating leases:

As of
March 31, 2020
(in thousands)
Operating lease right-of-use assets	$13,264
Operating lease liabilities	$13,627
Weighted-average remaining lease term (in years)	5.6
Weighted-average discount rate	4.3%

The maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases
2020 (excluding the three months ended March 31, 2020)	$2,168
2021	2,839
2022	2,579
2023	2,600
2024	2,607
2025 and thereafter	2,607
Total undiscounted lease payments	$15,400
Less discount	(1,773)
Total lease liabilities	$13,627

Note 13—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.  The Company's provision for income taxes reflects U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income.  The Company's effective tax rate for the three months ended March 31, 2020 and 2019 was 56.3% and 11.5%, respectively.  The effective tax rate includes a rate benefit attributable to the fact that approximately 77.1% and 74.1% of the operating company's earnings were not subject to corporate-level taxes for the three months ended March 31, 2020 and 2019, respectively.  Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of March 31, 2020 and December 31, 2019, the Company had $7.5 million and $7.2 million in unrecognized tax benefits that, if recognized, would affect the provision for income taxes. As of March 31, 2020 and December 31, 2019, the Company had interest related to unrecognized tax benefits of $1.2 million and $1.1 million, respectively.  As of March 31, 2020 and December 31, 2019, no penalty accruals were recorded.

As of March 31, 2020 and December 31, 2019, the net values of all deferred tax assets were approximately $31.6 million and $32.7 million, respectively.  These deferred tax assets primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock.  At March 31, 2020 and December 31, 2019, the Company did not have a valuation allowance recorded against its deferred tax assets.

Note 14—Subsequent Events

On April 17, 2019, the Company’s Board of Directors approved a quarterly dividend of $0.03 per share of its Class A common stock to be declared on April 21, 2020, that will be paid on May 22, 2020 to holders of record on May 1, 2020.

No other subsequent events necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At March 31, 2020, our assets under management, or AUM, was $26.8 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of March 31, 2020, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 24.1% and 75.9%, respectively, of the economic interests in the March 31, 2020 value of our operating company. As of March 31, 2020, the holders of our Class A common stock and the holders of Class B and Class B-1 units of our operating company held approximately 22.2%, 70.1%, and 7.7%, respectively, of the future income and distributions.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Our founders and certain of our employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B and B-1 units of our operating company.  As of March 31, 2020, through direct and indirect interests, our three founders; 50 other employee members; and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 50.5%, 6.8%, and 18.6% of the economic interests in our operating company, respectively. As of March 31, 2020, through direct and indirect interests, our three founders; 50 other employee members; and certain former employees, collectively held 46.6%, 14.0%, and 17.2% of the future income and distributions of our operating company.

Net Income

Diluted net income and diluted earnings per share were $0.8 million and zero, respectively, for the three months ended March 31, 2020, and $12.8 million and $0.17, respectively, for the three months ended March 31, 2019.

In evaluating our financial condition and results of operations, we also review non-GAAP measures of earnings, which are adjusted to exclude accounting adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent Class B unit conversions, as well as our tax receivable agreement and the associated liability to our selling and converting shareholders. No such adjustments were made to the GAAP results for the three months ended March 31, 2020 and 2019.

Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to changes in the valuation allowance recorded against the deferred tax asset and other discrete and permanently non-deductible items. Our effective tax rate was 29.9% for the three months ended March 31, 2020, and 23.7% for the three months ended March 31, 2019. See “Operating Results - Income Tax Expense” below.

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

Our advisory fees are primarily driven by the level of our AUM.  Our AUM increases or decreases with the net inflows or outflows of funds into our various investment strategies and with the investment performance thereof.  In order to increase our AUM and expand our business, we must develop and market investment strategies that suit the investment needs of our target clients, and provide attractive returns over the long term.  The value and composition of our AUM, and our ability to continue to attract clients depends on a variety of factors as described in "Item 1 — Risk Factors — Risks Related to Our Business — Our primary source of revenue is derived from management fees, which are directly tied to the levels of our assets under management.  Fluctuations in AUM therefore will directly impact our revenue" of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ direct and indirect interests in our operating company, we have reflected their membership interests as non-controlling interest in our consolidated financial statements.  As of March 31, 2020, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 24.1% and 75.9%, respectively, of the economic interests in the operations of the business. In addition, our operating company consolidates the results of operations of the private investment partnerships over which we exercise a controlling influence.  Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

Operating Results

General

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly equities markets, can have a material impact on our results of operations, financial condition and cash flows.

The dramatic securities market declines experienced during the latter part of the first quarter of 2020, which resulted from the global effects of COVID-19, caused a significant reduction in our AUM.  Because the revenue we earn is based on our AUM, we expect this and any further decline in our AUM to result in a corresponding decline in our revenues and earnings. The future impact of the COVID-19 pandemic and governmental responses to the pandemic remain uncertain.  Therefore, although we expect the effects of COVID-19 to continue to have an impact on our results of operations, the magnitude of such impact cannot be determined and are subject to a number of uncertainties. We continue to plan for and assess our ability to respond to these uncertainties, including the duration and severity of the pandemic, the impact of the pandemic and government stimulus actions on the economy and the financial markets and the continued ability of us and our clients to maintain current operations without disruption while working remotely.

Assets Under Management and Flows

As of March 31, 2020 and 2019, our AUM of approximately $26.8 billion and $37.1 billion, respectively, was invested in a variety of value-oriented investment strategies, representing distinct market capitalization segments of U.S. and non-U.S. equity markets.  The assets under management and performance of our largest investment strategies as of March 31, 2020 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of March 31, 2020 and 2019:

	AUM at March 31,
Strategy	2020	2019
	(in billions)
U.S. Value Strategies
Large Cap Value	$6.5	$9.8
Mid Cap Value	2.1	2.5
Small Cap Value	1.0	1.4
Value	0.5	1.0
Other U.S. Strategies	0.1	0.2
Total U.S. Value Strategies	10.2	14.9

Global and Non-U.S. Value Strategies
Global Value	5.9	7.6
International Value	4.9	6.3
Emerging Markets Value	3.8	4.7
European Value	1.7	3.3
Other Global and Non-U.S. Strategies	0.3	0.3
Total Global and Non-U.S. Value Strategies	16.6	22.2
Total	$26.8	$37.1

	AUM at March 31,
Account Domicile	2020	2019
	(in billions)
U.S.	$17.5	$24.0
Non-U.S.	9.3	13.1
Total	$26.8	$37.1

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to March 31, 2020, and in the five-year, three-year, and one-year periods ended March 31, 2020, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy.

	Period Ended March 31, 2020[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (July 2012)
Annualized Gross Returns	6.3%	-1.1%	-7.7%	-28.0%
Annualized Net Returns	6.1%	-1.3%	-7.9%	-28.2%
Russell 1000® Value Index	7.7%	1.9%	-2.2%	-17.2%
International Value (November 2008)
Annualized Gross Returns	6.2%	-2.6%	-6.6%	-23.2%
Annualized Net Returns	5.9%	-2.9%	-6.9%	-23.4%
MSCI EAFE® Index—Net/U.S.$[2]	5.0%	-0.6%	-1.8%	-14.4%
Global Value (January 2010)
Annualized Gross Returns	4.4%	-1.3%	-6.1%	-24.3%
Annualized Net Returns	4.0%	-1.6%	-6.5%	-24.6%
MSCI® World Index – Net/U.S.$[2]	6.7%	3.2%	1.9%	-10.4%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	0.3%	-0.6%	-6.7%	-28.2%
Annualized Net Returns	-0.5%	-1.4%	-7.4%	-28.8%
MSCI® Emerging Markets Index—Net/U.S.$[2]	-0.7%	-0.4%	-1.6%	-17.7%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	4.5%	-2.6%	-10.4%	-32.8%
Annualized Net Returns	4.1%	-3.0%	-10.7%	-33.0%
Russell 1000® Value Index	5.3%	1.9%	-2.2%	-17.2%
European Focused Value (August 2008)
Annualized Gross Returns	0.8%	-5.8%	-11.3%	-32.7%
Annualized Net Returns	0.4%	-6.2%	-11.6%	-32.9%
MSCI® Europe Index – Net/U.S.$[2]	0.6%	-1.3%	-2.3%	-15.5%
Global Focused Value (January 2004)
Annualized Gross Returns	3.1%	-2.2%	-7.4%	-25.8%
Annualized Net Returns	2.5%	-2.7%	-7.9%	-26.2%
MSCI® All Country World Index – Net/U.S.$[2]	5.7%	2.8%	1.5%	-11.3%
Mid Cap Value (April 2014)
Annualized Gross Returns	-1.7%	-3.7%	-12.7%	-32.2%
Annualized Net Returns	-2.0%	-3.9%	-12.9%	-32.4%
Russell Mid Cap® Value Index	1.2%	-0.8%	-6.0%	-24.1%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	10.6%	-3.0%	-12.4%	-35.1%
Annualized Net Returns	9.4%	-4.0%	-13.2%	-35.7%
Russell 2000® Value Index	7.5%	-2.4%	-9.5%	-29.6%
Focused Value (January 1996)
Annualized Gross Returns	8.0%	-3.8%	-12.0%	-33.4%
Annualized Net Returns	7.2%	-4.3%	-12.4%	-33.8%
Russell 1000® Value Index	7.5%	1.9%	-2.2%	-17.2%
International Focused Value (January 2004)
Annualized Gross Returns	3.9%	-2.3%	-7.0%	-24.9%
Annualized Net Returns	3.1%	-2.8%	-7.4%	-25.2%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	4.4%	-0.6%	-2.0%	-15.6%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	9.3%	-3.8%	-13.0%	-33.5%
Annualized Net Returns	8.6%	-4.4%	-13.6%	-34.0%
Russell Mid Cap® Value Index	8.2%	-0.8%	-6.0%	-24.1%

1	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

2	Net of applicable withholding taxes and presented in U.S. Dollars

Large Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in July 2012.  At March 31, 2020, the Large Cap Value strategy generated a one-year annualized gross return of -28.0%, underperforming its benchmark.  The top detracting sectors were the financial services, consumer discretionary, and energy sectors.

International Value. This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.  This strategy was launched in November 2008.  At March 31, 2020, the International Value strategy generated a one-year annualized gross return of -23.2%, underperforming its benchmark.  The top detracting sectors were the financial services, industrials, and energy sectors.

Global Value.  This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2010.  At March 31, 2020, the Global Value strategy generated a one-year annualized gross return of -24.3%, underperforming its benchmark.  The top detracting sectors included the consumer discretionary, financial services, and energy sectors.

Emerging Markets Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization.  This strategy was launched in January 2008.  At March 31, 2020, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of -28.2%, underperforming its benchmark.  The top detracting sectors included the utilities, consumer discretionary, and materials sectors.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in October 2000.  At March 31, 2020, the Large Cap Focused Value strategy generated a one-year annualized gross return of -32.8%, underperforming its benchmark.  The top detracting sectors were the financial services, consumer discretionary, and energy sectors.

European Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008.  At March 31, 2020, the European Focused Value strategy generated a one-year annualized gross return of -32.7%, underperforming its benchmark.  The top detracting sectors included the energy, industrials, and financial services sectors.

Global Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2004.  At March 31, 2020, the Global Focused Value strategy generated a one-year annualized gross return of -25.8%, underperforming its benchmark.  The top detracting sectors included the financial services, consumer discretionary, and energy sectors.

Mid Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in April 2014.  At March 31, 2020, the Mid Cap Value strategy generated a one-year annualized gross return of -32.2%, underperforming its benchmark.  The top detracting sectors were the energy, consumer discretionary, and utilities sectors.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization.  This strategy was launched in January 1996.  At March 31, 2020, the Small Cap Focused Value strategy generated a one-year annualized gross return of -35.1%, underperforming its benchmark.  The top detracting sectors included the producer durables, the financial services and energy sectors, partially offset by the performance of the consumer discretionary sector.

Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in January 1996.  At March 31, 2020, the Focused Value strategy generated a one-year annualized gross return of -33.4%, underperforming its benchmark.  The top detracting sectors included the financial services, consumer discretionary, and energy sectors.

International Focused Value. This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004.  At March 31, 2020, the International Focused Value strategy generated a one-year annualized gross return of -24.9%, underperforming its benchmark.  The top detracting sectors were the financial services, energy, and industrial sectors.

Mid Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in September 1998.  At March 31, 2020, the Mid Cap Focused Value strategy generated a one-year annualized gross return of -33.5%, underperforming its benchmark.  The top detracting sectors included the energy, consumer discretionary, and utilities sectors.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our separately managed accounts, sub-advised accounts, and Pzena funds for the three months ended March 31, 2020 and 2019 is described below.  Inflows are composed of the investment of new or additional assets by new or existing clients.  Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended March 31,
	2020	2019
Separately Managed Accounts
Assets
Beginning of Period	$16.4	$12.6
Inflows	0.4	1.2
Outflows	(0.3)	(1.1)
Net Flows	0.1	0.1
Market Appreciation/(Depreciation)	(5.7)	1.1
End of Period	$10.8	$13.8

Sub-Advised Accounts
Assets
Beginning of Period	$22.4	$18.8
Inflows	0.8	1.0
Outflows	(0.8)	(0.7)
Net Flows	-	0.3
Market Appreciation/(Depreciation)	(8.1)	1.9
End of Period	$14.3	$21.0

Pzena Funds
Assets
Beginning of Period	$2.4	$2.0
Inflows	0.2	0.2
Outflows	(0.1)	(0.1)
Net Flows	0.1	0.1
Market Appreciation/(Depreciation)	(0.8)	0.2
End of Period	$1.7	$2.3

Total
Assets
Beginning of Period	$41.2	$33.4
Inflows	1.4	2.4
Outflows	(1.2)	(1.9)
Net Flows	0.2	0.5
Market Appreciation/(Depreciation)	(14.6)	3.2
End of Period	$26.8	$37.1

Three Months Ended March 31, 2020 and March 31, 2019

At March 31, 2020, we managed $10.8 billion in separately managed accounts, $14.3 billion in sub-advised accounts, and $1.7 billion in Pzena funds, for a total of $26.8 billion in assets under management.  For the three months ended March 31, 2020, we experienced market depreciation of $14.6 billion and total gross outflows of $1.2 billion, partially offset by total gross inflows of $1.4 billion.  Assets in separately managed accounts decreased by $5.6 billion, or 34.1%, from $16.4 billion at December 31, 2019, due to $5.7 billion in market depreciation and $0.3 billion in gross outflows, partially offset by $0.4 billion in gross inflows.  Assets in sub-advised accounts decreased by $8.1 billion, or 36.2%, from $22.4 billion at December 31, 2019, due to $8.1 billion in market depreciation and $0.8 billion in gross outflows, partially offset by $0.8 billion in gross inflows.  Assets in Pzena funds decreased by $0.7 billion, or 29.2%, from $2.4 billion at December 31, 2019, due to $0.8 billion in market depreciation and $0.1 billion in gross outflows, partially offset by $0.2 billion in gross inflows.

At March 31, 2019, we managed $13.8 billion in separately managed accounts, $21.0 billion in sub-advised accounts, and $2.3 billion in Pzena funds, for a total of $37.1 billion in assets under management.  For the three months ended March 31, 2019, we experienced market appreciation of $3.2 billion and total gross inflows of $2.4 billion, partially offset by total gross outflows of $1.9 billion.  Assets in separately managed accounts increased by $1.2 billion, or 9.5%, from $12.6 billion at December 31, 2018, due to $1.2 billion in gross inflows and $1.1 billion in market appreciation, partially offset by $1.1 billion in gross outflows.  Assets in sub-advised accounts increased by $2.2 billion, or 11.7%, from $18.8 billion at December 31, 2018, due to $1.9 billion in market appreciation and $1.0 billion in gross inflows, partially offset by $0.7 billion in gross outflows.  Assets in Pzena funds increased by $0.3 billion, or 15.0%, from $2.0 billion at December 31, 2018, due to $0.2 billion in gross inflows and $0.2 billion in market appreciation, partially offset by $0.1 billion in gross outflows.

Revenue

Our revenue from advisory fees earned on our separately managed accounts, sub-advised accounts, and Pzena funds for the three months ended March 31, 2020 and 2019 is described below:

	For the Three Months Ended March 31,
Revenue	2020	2019
	(in thousands)
Separately Managed Accounts	$18,696	$18,596
Sub-Advised Accounts	12,709	15,007
Pzena Funds	3,274	3,807
Total	$34,679	$37,410

Three Months Ended March 31, 2020 and March 31, 2019

Our total revenue decreased by $2.7 million, or 7.3%, to $34.7 million for the three months ended March 31, 2020, from $37.4 million for the three months ended March 31, 2019.  This change was driven primarily by a decrease in our average AUM due to market depreciation during the first quarter of 2020.  Average AUM decreased 1.9% to $35.4 billion from $36.1 billion for the three months ended March 31, 2020 and 2019, respectively.  We recognized no performance fees during the three months ended March 31, 2020, similar to the three months ended March 31, 2019.

Our weighted average fees were 0.391% and 0.414% for the three months ended March 31, 2020 and 2019, respectively.

Average assets in separately managed accounts increased 5.2% to $14.2 billion for the three months ended March 31, 2020, from $13.5 billion for the three months ended March 31, 2019, and had weighted average fees of 0.526% and 0.550% for the three months ended March 31, 2020 and 2019, respectively.  The decrease in weighted average fee rate from the first quarter of 2019 reflects a shift in assets to strategies that typically carry lower fee rates.

Average assets in sub-advised accounts decreased $6.4 billion to $19.1 billion for the three months ended March 31, 2020, from $20.4 billion for the three months ended March 31, 2019, and had weighted average fees of 0.266% and 0.295% for the three months ended March 31, 2020 and 2019, respectively. Certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years.  During the first quarter of 2020 and first quarter of 2019 we recognized a $1.0 million and $0.3 million reduction in base fees, respectively, related to one client relationship. To the extent the three-year performance record of this account fluctuates relative to its relevant benchmark, the amount of base fees recognized may vary. The impact of these fulcrum fee arrangements is reflected in the decrease of the weighted average fee rate from the first quarter of 2019.

Average assets in Pzena funds decreased $0.1 billion to $2.1 billion for the three months ended March 31, 2020, from $2.2 billion for the three months ended March 31, 2019, and had weighted average fees of 0.625% and 0.679% for the three months ended March 31, 2020 and 2019, respectively. The decrease from the first quarter of 2019 reflects an increase in fund expense cap reimbursements recognized during the first quarter of 2020, which are presented net against revenue. The remainder of the decrease from the first quarter of 2019 reflects a shift in assets in products that generally carry lower fee rates.

Expenses

Our operating expenses are driven primarily by our compensation and benefits costs.  The table below describes the components of our operating expenses for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash Compensation and Other Benefits	$16,250	$14,445
Other Non-Cash Compensation	2,890	2,744
Total Compensation and Benefits Expense	19,140	17,189
General and Administrative Expense	4,422	4,027
Total Operating Expenses	$23,562	$21,216

Three Months Ended March 31, 2020 and March 31, 2019

Total operating expenses increased by $2.3 million, or 11.1%, to $23.6 million for the three months ended March 31, 2020, from $21.2 million for the three months ended March 31, 2019.  This increase reflects an increase in compensation and benefits expense and an increase in general and administrative expense.

Compensation and benefits expense increased by approximately $2.0 million, or 11.4%, to $19.1 million for the three months ended March 31, 2020, from $17.2 million for the three months ended March 31, 2019.  The increase from the first quarter of 2019 reflects an increase in headcount and the cost of employee departures offset by a decrease in the bonus accrual.

General and administrative expense increased by $0.3 million, or 8.6%, to $4.4 million for the three months ended March 31, 2020 from $4.0 million for the three months ended March 31, 2019. The increase in general and administrative expense reflects an increase in professional fees and an increase in data and systems expenses.

Other (Expense)/ Income

Three Months Ended March 31, 2020 and March 31, 2019

Other (Expense)/ Income was expense of $9.4 million for the three months ended March 31, 2020, and consisted primarily of $4.3 million in equity in the loss of affiliates, $5.2 million in loss related to net realized and unrealized losses from investments, and $0.2 million in interest income.  Other (Expense)/ Income was income of $1.8 million for the three months ended March 31, 2019, and consisted primarily of $0.8 million in equity in the earnings of affiliates, $0.8 million in income related to net realized and unrealized gains from investments, and $0.2 million in interest income

Income Tax Expense

For the three months ended March 31, 2020 and 2019, components of our income tax expense are as follows:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Unincorporated and Other Business Tax Expenses	$621	$706
Total Corporate Tax Expense	371	1,365
Total Income Tax Expense	$992	$2,071

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.  The Company's provision for income taxes reflects its U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income.  The effective tax rate includes a rate benefit attributable to the fact that approximately 77.1% and 74.1% of the operating company's earnings were not subject to corporate-level taxes for the three months ended March 31, 2020 and 2019, respectively.  Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.  This favorable impact is partially offset by the impact of certain permanently non-deductible items.  These factors are expected to continue to impact the effective tax rate for future years, although as the Company's economic interest in the operating company increases, the effective tax rate will likewise increase as more income will be subject to corporate-level taxes.  The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of the Company's Class A common stock between grant date and vesting date.

Excluding discrete and permanently non-deductible items, which includes the net income attributable to non-controlling interest, the Company's effective tax rate was 29.9% for the three months ended March 31, 2020, and 23.7% for the three months ended March 31, 2019.

Three Months Ended March 31, 2020 and March 31, 2019

Income Tax Expense was $1.0 million for the three months ended March 31, 2020 and $2.1 million for the three months ended March 31, 2019.  Income tax expense for the three months ended March 31, 2020 consisted of $0.6 million in operating company unincorporated and other business taxes and $0.4 million of corporate income taxes.  Income tax expense for the three months ended March 31, 2019 consisted of $0.7 million in operating company unincorporated and other business taxes and $1.4 million of corporate income taxes.

Net Income Attributable to Non-Controlling Interests

Three Months Ended March 31, 2020 and March 31, 2019

Net income attributable to non-controlling interests was $0.8 million for the three months ended March 31, 2020, and consisted primarily of $1.1 million associated with our employees’ and outside investors’ approximately 77.1% weighted average interest in the income of the operating company and $0.3 million associated with the non-controlling interest in the income of our consolidated entities.  Net income attributable to non-controlling interests was $12.8 million for the three months ended March 31, 2019, and consisted of $12.7 million associated with our employees’ and outside investors’ approximately 74.1% weighted average interest in the income of the operating company.  The change in net income attributable to non-controlling interests primarily reflects the decrease in net income for the three months ended March 31, 2020.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B units awarded by our operating company’s compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended March 31, 2020, our average AUM and revenues decreased by 1.9% and 7.3%, respectively, compared to our average AUM and revenues for the three months ended March 31, 2019.  At March 31, 2020, cash and cash equivalents was $20.5 million, inclusive of $5.1 million in cash held by our consolidated subsidiaries. We also had $7.2 million in an open-ended mutual fund that can be sold to meet future cash flow needs and approximately $9.3 million in investments set aside to satisfy our obligations under our deferred compensation programs. Advisory fees receivable was $29.2 million.

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

Cash Flows

Three Months Ended March 31, 2020 and March 31, 2019

Cash, cash equivalents and restricted cash decreased $31.9 million to $21.6 million during the three months ended March 31, 2020 compared to a $23.4 million decrease in cash, cash equivalents and restricted cash to $15.8 million during the three months ended March 31, 2019.  Net cash used in operating activities was $9.9 million for the three months ended March 31, 2020, compared to $1.1 million net cash provided by operating activities for the three months ended March 31, 2019. This increase in cash used was primarily due to a decrease in net income and changes in operating assets and liabilities and working capital.

Net cash provided by investing activities increased $7.7 million to $23.2 million for the three months ended March 31, 2020 from $15.5 million for the three months ended March 31, 2019.  The increase in cash provided by investing activities was primarily due to a $10.6 million increase in net proceeds from investments, partially offset by a $3.3 million net increase in payments to related parties during the three months ended March 31, 2020.

Net cash used in financing activities increased $5.3 million for the three months ended March 31, 2020 to $45.2 million from $39.9 million for the three months ended March 31, 2019.  The increase in cash used is primarily due to a $7.1 million increase in net distributions to non-controlling interests and a $0.8 million increase in the repurchase and retirement of shares of Class A common stock and Class B units, partially offset by $1.9 million increase of sale of shares under the equity incentive program and a $0.8 million decrease in dividend payments during the three months ended March 31, 2020.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

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

U.S. Economic Relief Legislation

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The CARES Act provides economic relief to eligible individuals and businesses impacted by the COVID-19 pandemic, including changes to tax policy.  We are currently assessing what impact, if any, the CARES Act’s provisions will have on our financial position, but we do not believe the impact will be material.

Item 4.   Controls and Procedures.

During the course of the review of our consolidated financial statements as of March 31, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended March 31, 2020.

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
				(in millions)
January 1, 2020 - January 31, 2020	154,450	$8.55	154,450	$16.9
February 1, 2020 - February 29, 2020	291,288	7.53	291,288	14.7
March 1, 2020 - March 31, 2020	378,054	5.65	378,054	12.6
Total	823,792	$6.86	823,792	$12.6

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

2

The dollar amount in the column entitled "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs," reflects the remainder of the program and also reflects the repurchase of 94,830 of the operating company's Class B units during January 2020 for an average price of $5.97 per unit. Class B units are repurchased at fair value determined by reference to our Class A common stock on the date of the transaction, because Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis and adjusted for the impact of award terms on the value of the award.

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

101

Materials from the Pzena Investment Management, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2020

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
Name:	Richard S. Pzena
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JESSICA R. DORAN
Name:	Jessica R. Doran
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)