Form 10-Q
period 2020-06-30
Pzena Investment Management, Inc.
filed 2020-08-06
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 6, 2020, there were 16,923,349 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of August 6, 2020, there were 54,316,788 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.

FORM 10-Q

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc.as of June 30, 2020 (unaudited) and December 31, 2019	1

	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2020 and 2019	2

	Consolidated Statements of Comprehensive Income (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2020 and 2019	3

	Consolidated Statement of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2020 and 2019	4

	Consolidated Statements of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2020 and 2019	6

	Notes to the Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 4.	Controls and Procedures	43

	PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6.	Exhibits	45

SIGNATURES		46

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and Cash Equivalents ($2,078 and $4,190)[1]	$33,131	$52,480
Restricted Cash	1,043	1,036
Due from Broker ($93 and $145)[1]	875	149
Advisory Fees Receivable	30,155	32,887
Investments ($3,366 and $3,813)[1]	29,403	55,934
Receivable from Related Parties	2,772	1,869
Other Receivables ($8 and $10)[1]	616	599
Prepaid Expenses and Other Assets	1,899	2,408
Right-of-use Assets	12,698	13,860
Deferred Tax Asset	30,752	32,683
Property and Equipment, Net of Accumulated Depreciation of $5,376 and $4,765, respectively	4,968	5,547
TOTAL ASSETS	$148,312	$199,452
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses ($30 and $19)[1]	$23,460	$44,715
Due to Broker ($77 and $0)[1]	1,812	40
Securities Sold Short, at Fair Value	779	—
Liability to Selling and Converting Shareholders	28,652	28,652
Lease Liabilities	13,049	14,235
Deferred Compensation Liability	1,936	3,600
TOTAL LIABILITIES	69,688	91,242
Commitments and Contingencies (see Note 12)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 16,946,126 and 18,009,350 Shares Issued and Outstanding in 2020 and 2019, respectively)	169	179
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 54,254,540 and 52,879,323 Shares Issued and Outstanding in 2020 and 2019, respectively)	—	—
Additional Paid-In Capital	3,500	4,829
Retained Earnings	19,948	26,439
Accumulated Other Comprehensive Income	(50)	(3)
Total Pzena Investment Management, Inc.'s Equity	23,567	31,444
Non-Controlling Interests	55,057	76,766
TOTAL EQUITY	78,624	108,210
TOTAL LIABILITIES AND EQUITY	$148,312	$199,452

1

Asset and liability amounts in parentheses represent the aggregated balances at June 30, 2020 and December 31, 2019 attributable to Pzena Investment Management Special Situations, LLC, Pzena U.S. Best Ideas (GP), LLC, and Pzena Global Best Ideas (GP), LLC which were variable interest entities as of June 30, 2020 and December 31, 2019, respectively. Asset and liability amounts in parentheses at June 30, 2020 are also attributable to Pzena Global Focus Value Fund. Asset and liability amounts in parentheses at December 31, 2019 are also attributable to Pzena International Value Service (a series of Pzena Investment Management International, LLC).

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE	$30,131	$37,843	$64,810	$75,253
EXPENSES
Compensation and Benefits Expense	15,578	16,019	34,718	33,208
General and Administrative Expense	3,575	4,254	7,997	8,281
Total Operating Expenses	19,153	20,273	42,715	41,489
Operating Income	10,978	17,570	22,095	33,764
OTHER INCOME
Interest Income	87	192	246	409
Interest Expense	(12)	—	(12)	—
Dividend Income	70	168	151	230
Net Realized and Unrealized Gains/ (Losses) from Investments	1,906	(18)	(3,341)	819
Equity in Earnings/ (Losses) of Affiliates	1,144	263	(3,118)	1,021
Other Income/ (Expense)	47	(44)	(40)	(99)
Total Other Income/ (Expense)	3,242	561	(6,114)	2,380
Income Before Income Taxes	14,220	18,131	15,981	36,144
Income Tax Expense	1,371	1,836	2,363	3,907
Net Income	12,849	16,295	13,618	32,237
Less: Net Income Attributable to Non-Controlling Interests	10,651	12,931	11,420	25,771
Net Income Attributable to Pzena Investment Management, Inc.	$2,198	$3,364	$2,198	$6,466

Net Income for Basic Earnings per Share	$2,198	$3,364	$2,198	$6,466
Basic Earnings per Share	$0.13	$0.19	$0.13	$0.36
Basic Weighted Average Shares Outstanding[1]	17,215,163	17,874,842	17,502,674	18,075,692

Net Income for Diluted Earnings per Share	$9,997	$13,218	$10,749	$26,026
Diluted Earnings per Share[2]	$0.13	$0.18	$0.13	$0.35
Diluted Weighted Average Shares Outstanding[1]	78,608,197	74,153,408	79,261,048	74,212,207

Cash Dividends per Share of Class A Common Stock	$0.03	$0.03	$0.49	$0.52

[1]

The Company issues restricted shares of Class A common stock and restricted Class B units that have non-forfeitable dividend rights.  Under the "two-class method," these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

[2]

During the six months ended June [3][0], 2020, the calculation of diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted earnings per share is assumed to be equal to basic earnings per share. Please refer to Note 5, “Earnings per Share,” for further details.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME	$12,849	$16,295	$13,618	$32,237
OTHER COMPREHENSIVE GAIN
Foreign Currency Translation Adjustment	283	(73)	(222)	(10)
Total Other Comprehensive Gain/ (Loss)	283	(73)	(222)	(10)
Comprehensive Income	13,132	16,222	13,396	32,227
Less: Comprehensive Income Attributable to Non-Controlling Interests	11,103	12,839	11,245	25,759
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$2,029	$3,383	$2,151	$6,468

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2019	18,009,350	52,879,323	$179	$4,829	$(3)	$26,439	$76,766	$108,210
Amortization of Non-Cash Compensation	10,000	321,949	—	479	—	—	1,573	2,052
Issuance of Shares under Equity Incentive Plan	—	637,349	—	890	—	—	2,952	3,842
Sale of Shares under Equity Incentive Plan	—	430,955	—	436	—	—	1,466	1,902
Directors' Share Grants	—	—	—	76	—	—	255	331
Net Income	—	—	—	—	—	—	769	769
Foreign Currency Translation Adjustments	—	—	—	—	122	—	(627)	(505)
Repurchase and Retirement of Class A Common Stock	(823,792)	—	(8)	(1,283)	—	—	(4,357)	(5,648)
Repurchase and Retirement of Class B Units	—	(94,830)	—	(131)	—	—	(434)	(565)
Class A Cash Dividends Declared and Paid ($0.46 per share)	—	—	—	—	—	(8,172)	—	(8,172)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(717)	—	—	—	(717)
Effect of Deconsolidation	—	—	—	—	—	—	(1,685)	(1,685)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	641	641
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(33,327)	(33,327)
Other	—	—	—	(1,224)	—	—	1,224	—
Balance at March 31, 2020	17,195,558	54,174,746	$171	$3,355	$119	$18,267	$45,216	$67,128
Amortization of Non-Cash Compensation	—	—	—	449	—	—	1,566	2,015
Sale of Shares under Equity Incentive Plan	—	96,600	—	65	—	—	226	291
Modification	16,806	(16,806)	—	—	—	—	—	—
Directors' Share Grants	—	—	—	(23)	—	—	(83)	(106)
Net Income	—	—	—	—	—	2,198	10,651	12,849
Foreign Currency Translation Adjustments	—	—	—	—	(169)	—	452	283
Repurchase and Retirement of Class A Common Stock	(266,238)	—	(2)	(288)	—	—	(1,106)	(1,396)
Class A Cash Dividends Declared and Paid ($0.03 per share)	—	—	—	—	—	(517)	—	(517)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(92)	—	—	—	(92)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	68	68
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(1,899)	(1,899)
Other	—	—	—	34	—	—	(34)	—
Balance at June 30, 2020	16,946,126	54,254,540	$169	$3,500	$(50)	$19,948	$55,057	$78,624

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2018	18,398,211	51,253,526	$183	$3,913	$35	$28,871	$66,006	$99,008
Amortization of Non-Cash Compensation	10,000	241,996	—	414	—	—	1,140	1,554
Issuance of Shares under Equity Incentive Plan	—	715,874	—	1,065	—	—	3,022	4,087
Sale of Shares under Equity Incentive Plan	—	10,399	—	17	—	—	48	65
Directors' Share Grants	—	—	—	78	—	—	223	301
Net Income	—	—	—	—	—	3,102	12,840	15,942
Foreign Currency Translation Adjustments	—	—	—	—	(17)	—	80	63
Repurchase and Retirement of Class A Common Stock	(533,369)	—	(5)	(4,369)	—	(338)	—	(4,712)
Repurchase and Retirement of Class B Units	—	(95,739)	—	(176)	—	—	(499)	(675)
Class A Cash Dividends Declared and Paid ($0.49 per share)	—	—	—	—	—	(8,951)	—	(8,951)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(207)	—	—	—	(207)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	23	23
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(25,665)	(25,665)
Other	—	—	—	(735)	—	—	735	—
Balance at March 31, 2019	17,874,842	52,126,056	$178	$—	$18	$22,684	$57,953	$80,833
Amortization of Non-Cash Compensation	—	—	—	425	—	—	1,241	1,666
Sale of Shares under Equity Incentive Plan	—	237	—	—	—	—	1	1
Directors' Share Grants	—	—	—	26	—	—	77	103
Net Income	—	—	—	—	—	3,364	12,931	16,295
Foreign Currency Translation Adjustments	—	—	—	—	19	—	(92)	(73)
Class A Cash Dividends Declared and Paid ($0.03 per share)	—	—	—	—	—	(536)	—	(536)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(110)	—	—	—	(110)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	5	5
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(6,972)	(6,972)
Other	—	—	—	(52)	—	—	52	—
Balance at June 30, 2019	17,874,842	52,126,293	$178	$289	$37	$25,512	$65,196	$91,212

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
OPERATING ACTIVITIES
Net Income	$12,849	$16,295	$13,618	$32,237
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	306	261	612	511
Non-Cash Compensation	3,113	2,886	6,003	5,630
Directors' Share Grants	(106)	103	225	404
Net Realized and Unrealized (Gains)/ Losses from Investments	(1,906)	18	3,341	(819)
Equity in (Earnings)/ Losses of Affiliates	(1,144)	(263)	3,118	(1,021)
Accretion of Discount	—	(57)	—	(107)
Noncash Lease Expense	566	482	1,162	937
Foreign Currency Translation Adjustments	283	(73)	(222)	(10)
Deferred Income Taxes	762	1,048	1,122	2,442
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(914)	207	2,732	(69)
Due from Broker	(861)	(67)	(842)	(168)
Prepaid Expenses and Other Assets	656	(844)	481	(909)
Due to Broker	1,806	9	1,772	(277)
Accounts Payable, Accrued Expenses, and Other Liabilities	2,260	8,209	(21,007)	(8,632)
Lease Liabilities	(578)	(444)	(1,186)	(810)
Purchases of Equity Securities	(8,659)	(3,933)	(18,138)	(7,845)
Proceeds from Equity Securities	8,447	3,967	14,206	7,404
Net Cash Provided by/ (Used in) Operating Activities	16,880	27,804	6,997	28,898
INVESTING ACTIVITIES
Purchases of Investments	(2,063)	(1,623)	(23,653)	(13,746)
Proceeds from Sale of Investments	1,260	412	46,995	26,080
Payments from/ (to) Related Parties	(17)	(2)	(903)	2,421
Purchases of Property and Equipment	—	(35)	(33)	(549)
Net Cash Provided by/ (Used in) Investing Activities	(820)	(1,248)	22,406	14,206
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(1,396)	—	(7,044)	(4,712)
Repurchase and Retirement of Class B Units	—	—	(565)	(675)
Sale of Shares under Equity Incentive Plan	291	1	2,193	66
Distributions to Non-Controlling Interests	(1,899)	(6,972)	(35,226)	(32,637)
Contributions from Non-Controlling Interests	68	5	709	28
Dividends	(517)	(536)	(8,689)	(9,487)
Net Cash Provided by/ (Used in) Financing Activities	(3,453)	(7,502)	(48,622)	(47,417)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$12,607	$19,054	$(19,219)	$(4,313)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of Period	$21,567	$15,760	$53,516	$39,127
Effect of (Deconsolidation)/ Consolidation of Affiliates	—	—	(123)	—
Net Change in Cash, Cash Equivalents and Restricted Cash	12,607	19,054	(19,219)	(4,313)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of Period	$34,174	$34,814	$34,174	$34,814
Supplementary Cash Flow Information:
Issuances of Shares under Equity Incentive Plan	$—	$—	$3,842	$4,087
Income Taxes Paid	$17	$1,250	$115	$1,348

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

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of June 30, 2020, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company, through its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of June 30, 2020:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	June 30, 2020
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena U.S. Best Ideas (GP), LLC	Delaware Limited Liability Company (11/16/2017)	100.0%
Pzena Global Best Ideas (GP), LLC	Delaware Limited Liability Company (2/15/2018)	100.0%
Pzena Investment Management International 2, LLC	Delaware Limited Liability Company (1/21/2020)	100.0%
Pzena Global Focused Value Fund	Australian Registered Investment Scheme (6/10/2016)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena International Small Cap Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (6/28/2018)	65.8%

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

During 2020, the Company provided the initial cash investment for a Pzena-branded Australian Registered Investment Scheme, Pzena Global Focused Value Fund, in an effort to generate an investment performance track record to attract third-party investors. The Company is considered the primary beneficiary of this entity. At June 30, 2020, Pzena Global Focused Value Fund’s $2.7 million in net assets were included in the Company’s Consolidated Statements of Financial Condition.

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

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company.  The total net assets of these VIEs was approximately $195 million and $247.8 million at June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019, the operating company had $2.3 million and $0.5 million in investments in certain of these firm-sponsored vehicles, the majority of which are primarily held to satisfy certain of the Company’s obligations under its deferred compensation programs, for which the Company was not deemed to be the primary beneficiary.  The Company's exposure to risk in the non-consolidated VIEs is generally limited to any equity investment and any uncollected management fees. As of June 30, 2020 and December 31, 2019, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $2.4 million and $0.7 million, respectively.

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

Revenue from advisory fees is disaggregated into categories based on the composition of the Company's client base and advisory fee structure for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue	2020	2019	2020	2019
	(in thousands)
Separately Managed Accounts
Asset-Based Fees	$16,738	$18,815	$35,434	$37,411
Total Separately Managed Fees	16,738	18,815	35,434	37,411

Sub-Advised Accounts
Asset-Based Fees	$11,272	$15,271	$24,995	$30,161
Decrease in Asset-Based Fees	(1,010)	(468)	(2,024)	(803)
Performance-Based Fees	—	254	—	706
Total Sub-Advised Fees	10,262	15,057	22,971	30,064

Pzena Funds
Asset-Based Fees	$3,477	$4,099	$7,077	$8,084
Expense Cap Reimbursements	(346)	(128)	(672)	(306)
Performance-Based Fees	—	—	—	—
Total Pzena Funds Fees	3,131	3,971	6,405	7,778
Total	$30,131	$37,843	$64,810	$75,253

Cash and Cash Equivalents:

At June 30, 2020 and December 31, 2019, Cash and Cash Equivalents was $33.1 million and $52.5 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposits, other accounts whose balances often exceed federally insured limits and treasury money market funds. Cash is stated at cost, which approximates fair value.

Interest on cash and cash equivalents is recorded as Interest Income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

At both June 30, 2020 and December 31, 2019, the Company had $1.0 million of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition. These balances reflect a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.

The following table reconciles cash, cash equivalents, and restricted cash per the consolidated statements of cash flows to the consolidated statements of financial condition.

	June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019	March 31, 2019	December 31, 2018
	(in thousands)
Cash and Cash Equivalents	$33,131	$20,527	$52,480	$33,783	$14,731	$38,099
Restricted Cash	1,043	1,040	1,036	1,031	1,029	1,028
Total	$34,174	$21,567	$53,516	$34,814	$15,760	$39,127

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

Securities Sold Short represents securities sold short, not yet purchased by the Company. Dividend expense associated with these investments is recognized in Other Income/ (Expense) on an ex-dividend basis in the consolidated statements of operations.

All such investments are recorded at fair value, with net realized and unrealized gains and losses recognized as a component of Net Realized and Unrealized Gains/ (Losses) from Investments in the consolidated statements of operations.

Investments in equity method investees

The Company accounts for its investments in certain private investment partnerships in which the Company has non-controlling interests and exercises significant influence, using the equity method.  These investments are included in Investments in the Company's consolidated statements of financial condition.  The carrying value of these investments is recorded at the amount of capital reported by the private investment partnership or mutual fund.  The capital account for each entity reflects any contributions paid to, distributions received from, and equity earnings of, the relevant entity.  The earnings of these investments are recognized as Equity in Earnings/ (Losses) of Affiliates in the consolidated statements of operations.

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any.  During the three and six months ended June 30, 2020 and 2019, no impairment losses were recognized.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions.  At both June 30, 2020 and December 31, 2019, there was no allowance for doubtful accounts.

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

The Company and its consolidated subsidiaries account for all U.S. federal, state, local, and U.K. taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  At both June 30, 2020 and December 31, 2019, the Company did not have a valuation allowance recorded against its deferred tax assets.

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

Foreign Currency:

The functional currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary.  Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations.  For the three and six months ended June 30, 2020, the Company recorded $0.3 million of other comprehensive income and $0.2 million of other comprehensive loss, respectively, associated with foreign currency translation adjustments. For the three and six months ended June 30, 2019, the Company recorded $0.1 million and less than $0.1 million, respectively, of other comprehensive loss associated with foreign currency translation adjustments.

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

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cash Compensation and Other Benefits	$12,465	$13,133	$28,715	$27,578
Non-Cash Compensation	3,113	2,886	6,003	5,630
Total Compensation and Benefits Expense	$15,578	$16,019	$34,718	$33,208

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below. Details of non-cash compensation awards granted during the six months ended June 30, 2020 and 2019 are as follows:

	For the Six Months Ended June 30,
	2020		2019
	Amount	Fair Value[1]	Amount	Fair Value[1]
Class B-1 Units[2]	2,092,879	$3.98	—	$—
Options to Purchase Shares of Class A Common Stock[3]	146,804	$2.03	—	$—
Restricted Shares of Class A Common Stock[4]	16,806	$4.74	—	$—
Restricted Class B Units	—	$—	44,470	$7.87
Options to Purchase Delayed Exchange Class B Units[5]	—	$—	314,960	$1.27

1	Represents the grant date fair value per share, unit, or option.
2

Represents Class B-1 units issued under the 2007 Equity Incentive Plan (as defined below). These Class B-1 units are entitled to receive dividends for the duration of the holder’s employment, and upon the end of employment are exchanged for shares of Class A common stock in an amount based upon the appreciation in price of the Class A common stock from the date of grant to the date of exchange. Amounts reflected include the impact of a modification as of May 1, 2020, which resulted in the cancellation of 166,804 Class B-1 Units.

3

Represents options to purchase shares of Class A common stock issued under the 2007 Equity Incentive Plan. These options become exercisable five years from the date of grant. Amounts reflected include the impact of a modification as of May 1, 2020, which resulted in the issuance of 146,804 options to purchase shares of Class A common stock.

4

Represents shares of Class A common stock issued under the 2007 Equity Incentive Plan.  These shares vest ratably over a period of four years from the date of grant.  These shares are restricted and may not be sold until the seventh anniversary of the date of grant. Amounts reflected include the impact of a modification as of May 1, 2020, which resulted in the issuance of 16,806 restricted shares of Class A common stock.

5

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

As part of the Company's year-end bonus structure, certain employee members may elect to have all or part of year-end cash compensation paid in the form of cash, or equity issued pursuant to Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”).  For the year ended December 31, 2019, $3.8 million of cash compensation was elected to be paid in the form of equity, which was issued and vested immediately on January 1, 2020. As of May 1, 2020, 42,735 options to purchase Delayed Exchange Class B Units originally issued as of January 1, 2020 were cancelled and 42,735 options to purchase restricted shares of Class A common stock were issued. As of May 1, 2020, 16,806 Delayed Exchange Class B Units originally issued as of January 1, 2020 were cancelled and 16,806 restricted shares of Class A common stock were issued. These modifications did not result in any additional compensation expense. Details of awards associated with these elections including the impact of these modification are as follows:

	January 1,
	2020
	Amount	Fair Value[1]
Delayed Exchange Class B Units[2]	620,543	$5.95
Restricted Shares of Class A Common Stock[3]	16,806	$5.95
Options to Purchase Restricted Shares of Class A Common Stock[4]	42,735	$1.17

1	Represents the grant date fair value per share or unit.
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

3

Represents shares of Class A common stock issued under the 2007 Equity Incentive Plan. These shares vest immediately upon grant, but are restricted and may not be sold until the seventh anniversary of the date of grant.

4

Represents options to purchase shares of Class A common stock issued under the 2007 Equity Incentive Plan. These options are exercisable on the date of grant. Upon exercise, the resulting Class A shares are restricted and may not be sold until the seventh anniversary of the date of exercise.

Pursuant to the 2006 Equity Incentive Plan, the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  The operating company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan.  These Delayed Exchange Class B units vest immediately upon grant, but may not be exchanged pursuant to the

Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant.  These Delayed Exchange Class B units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company.  The operating company also issues phantom Delayed Exchange Class B units and options to purchase Delayed Exchange Class B units. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock, Class B-1 units, options to purchase Class A common stock, options to purchase restricted Class A shares of common stock and contingently vesting options to acquire shares of Class A common stock.  During each of the three and six months ended June 30, 2020 and 2019, no contingently vesting options vested.  During the three months ended June 30, 2020 and 2019, 96,600 and 237 Delayed Exchange Class B units were issued to certain employee members, respectively, for approximately $0.3 million and less than $0.1 million in cash, respectively. During the six months ended June 30, 2020 and 2019, 527,555 and 10,636 Delayed Exchange Class B units were issued to certain employee members, respectively, for approximately $2.2 million and $0.1 million in cash, respectively.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period. During the three months ended June 30, 2020, 10,971 phantom Delayed Exchange Class B units and less than $0.1 million in future deferred compensation obligations were forfeited associated with an employee departure. No forfeitures occurred during the three or six months ended June 30, 2019. As of June 30, 2020 and December 31, 2019, the liability associated with all deferred compensation investment accounts was $1.9 million and $3.6 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of their compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense. During the three months ended June 30, 2020, the Company’s Board of Directors agreed to waive compensation for the full year of 2020. As a result, 49,673 phantom shares of Class A common stock were forfeited. As of June 30, 2020 and December 31, 2019, there were 490,352 and 455,028 phantom shares of Class A common stock outstanding, respectively.  For the three and six months ended June 30, 2020 and 2019, no distributions were made under the Director Plan.

As of June 30, 2020 and December 31, 2019, the Company had approximately $37.8 million and $39.4 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, option grants, Delayed Exchange Class B units, phantom Delayed Exchange Class B units, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and contingently vesting option grants issued under the 2007 Equity Incentive Plan.  The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For both the three months ended June 30, 2020 and 2019, the expense recognized in connection with this plan was $0.1 million. For the six months ended June 30, 2020 and 2019, the expense recognized in connection with this plan was $0.9 million and $1.0 million, respectively.

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

For the three and six months ended June 30, 2020 and 2019, the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$2,197	$3,364	$2,197	$6,466
Participating Shares of Restricted Class A Common Stock	1	—	1	—
Total Net Income for Basic Earnings per Share	$2,198	$3,364	$2,198	$6,466
Basic Weighted-Average Shares Outstanding	17,203,898	17,874,842	17,497,041	18,075,692
Add: Participating Shares of Restricted Class A Common Stock[1]	11,265	—	5,633	—
Total Basic Weighted-Average Shares Outstanding	17,215,163	17,874,842	17,502,674	18,075,692
Basic Earnings per Share	$0.13	$0.19	$0.13	$0.36

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

For the three and six months ended June 30, 2020 and 2019, the Company’s diluted net income was determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$10,417	$12,893	$11,500	$25,605
Less: Assumed Corporate Income Taxes	2,618	3,039	2,949	6,045
Assumed After-Tax Income of Pzena Investment Management, LLC	7,799	9,854	8,551	19,560
Net Income of Pzena Investment Management, Inc.	2,198	3,364	2,198	6,466
Diluted Net Income	$9,997	$13,218	$10,749	$26,026

Under the two-class method of computing diluted earnings per share, diluted earnings per share is calculated by dividing net income for diluted earnings per share by the weighted average number of common shares outstanding during the period, plus the dilutive effect of any potential common shares outstanding during the period using the more dilutive of the treasury method or two-class method.  The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared and undistributed earnings for the period.  The Company’s net income for diluted earnings per share is reduced by the amount allocated to participating restricted Class B units and Class B-1 units for purposes of calculating earnings per share.  Dividend equivalent distributions paid per share on the operating company’s unvested restricted Class B units are equal to the dividends paid per share of Company Class A common stock.

For the three and six months ended June 30, 2020 and 2019, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$9,236	$13,204	$9,925	$25,999
Participating Shares of Restricted Class A Common Stock	1	—	1	—
Participating Class B Units	760	14	823	27
Total Diluted Net Income Attributable to Shareholders	$9,997	$13,218	$10,749	$26,026

Total Basic Weighted-Average Shares Outstanding	17,215,163	17,874,842	17,502,674	18,075,692
Dilutive Effect of Class B Units	54,207,113	52,126,135	54,046,330	52,121,978
Dilutive Effect of Options[1]	—	768,156	13,065	710,720
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	1,301,360	3,267,057	1,754,097	3,186,496
Dilutive Effect of Restricted Shares of Class A Common Stock[2]	5,459	44,022	9,873	44,125
Dilutive Weighted-Average Shares Outstanding	72,729,095	74,080,212	73,326,039	74,139,011
Add: Participating Class B Units and Class B-1 Units[3]	5,879,102	73,196	5,935,009	73,196
Total Dilutive Weighted-Average Shares Outstanding	78,608,197	74,153,408	79,261,048	74,212,207
Diluted Earnings per Share[4]	$0.13	$0.18	$0.13	$0.35

1	Represents the dilutive effect of options to purchase operating company Class B units and Company Class A common stock.
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

3

Unvested Class B units granted to employees have nonforfeitable rights to dividend equivalent distributions and therefore participate fully in the results of the operating company's operations from the date they are granted. Vested and unvested Class B-1 units are entitled to receive distributions for the duration of the holder’s employment with the operating company, will participate in additional value to the extent there has been appreciation subsequent to the issuance of the Class B-1 membership unit. Unvested Class B units and vested and unvested Class B-1 units are included in the computation of diluted earnings per share using the two-class method for participating securities.

4

During the six months ended June 30, 2020, the calculation of diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted earnings per share is assumed to be equal to basic earnings per share.

Approximately 5.5 million options to purchase Class B units, 0.2 million options to purchase shares of Class A common stock, and 1.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2020, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met. Approximately 0.3 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 2.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2019, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit. Class B-1 membership units, first issued on December 31, 2019, are entitled to receive distributions for the duration of the holder’s employment with the operating company and will participate in additional value to the extent there has been appreciation in price of the Class A common stock subsequent to the issuance of the Class B-1 membership unit.  As of June 30, 2020, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 23.8% and 76.2%, respectively, of the economic interest in the June 30, 2020 value of the operating company. As of June 30, 2020, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held 22.0%, 70.5%, and 7.5%, respectively, of the right to the future income and distributions. As of December 31, 2019, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 25.4% and 74.6%, respectively, of the December 31, 2019 economic interests in the value of the operating committee. As of December 31, 2019 the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held 24.1%, 71.0%, and 4.9%, respectively, of the right to the future income and distributions.

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

During the six months ended June 30, 2020, the Company purchased and retired 1,090,030 shares of Class A common stock and 94,830 Class B units under the current repurchase authorization at a weighted average price per share of $6.46 and $5.97, respectively.  During the six months ended June 30, 2019, the Company purchased and retired 533,369 shares of Class A common stock and 95,739 Class B units under the repurchase authorization at a weighted average price per unit of $8.83 and $6.01, respectively.  The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$10,417	$12,893	$11,500	$25,605
Non-Controlling Interests of Consolidated Subsidiaries	234	38	(80)	166
Net Income Attributable to Non-Controlling Interests	$10,651	$12,931	$11,420	$25,771

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals from the Company’s consolidated subsidiaries.  Contributions from non-controlling interests represent contributions to the Company's consolidated subsidiaries.

Note 8—Investments

The following is a summary of Investments:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Equity Investments, at Fair Value
Equity Securities	$13,295	$15,715
Mutual Funds	7,287	20,039
Total Equity Investments, at Fair Value	20,582	35,754
Trading Securities
U.S. Treasury Bills	—	9,100
Total Trading Securities	—	9,100
Investments in Equity Method Investees	8,821	11,080
Total	$29,403	$55,934

Investment, at Fair Value

Investments, at Fair Value consisted of the following at June 30, 2020:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$15,951	$(2,656)	$13,295
Mutual Funds	7,259	28	7,287
Total Equity Investments, at Fair Value	$23,210	$(2,628)	$20,582

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
(in thousands)
U.S. Treasury Bills	$—	$—	$—
Total Trading Securities	$—	$—	$—

       Securities Sold Short, at Fair Value consisted of the following at June 30, 2020:

	Proceeds	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Equity Securities	$765	$14	$779
Total Securities Sold Short, at Fair Value	$765	$14	$779

Investments, at Fair Value consisted of the following at December 31, 2019:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$14,712	$1,003	$15,715
Mutual Funds	20,015	24	20,039
Total Equity Investments, at Fair Value	$34,727	$1,027	$35,754

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
U.S. Treasury Bills	$9,099	$1	$9,100
Total Trading Securities	$9,099	$1	$9,100

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

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies. The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds.  The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Equity Method Investments on the consolidated statements of financial condition. As of June 30, 2020, the Company's investments range between 1% and 17% of the capital of these entities and have an aggregate carrying value of $8.8 million.

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

Level 1 assets consist primarily of cash equivalents, equity investments at fair value, and securities sold short at fair value. Cash investments in actively traded money market funds are measured at net asset values. Equity securities and securities sold short are exchange-traded securities with quoted prices in active markets. The fair value of investments in mutual funds are based on a published net asset values.

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

The investments in equity method investees are held at their carrying value.

The following table presents these instruments’ fair value at June 30, 2020:

	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash Equivalents:
Money Market Funds	$8	$—	$—	$8
Equity Investments, at Fair Value:
Equity Securities	12,758	537	—	13,295
Mutual Funds	7,287	—	—	7,287
Trading Securities:
U.S. Treasury Bills	—	—	—	—
Total Assets	$20,053	$537	$—	$20,590

Liabilities
Securities Sold Short	$779	—	—	$779
Total Liabilities	$779	$—	$—	$779

The following table presents these instruments’ fair value at December 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash Equivalents:
Money Market Funds	$17,129	$—	$—	$17,129
U.S. Treasury Bills	—	—	—	—
Equity Investments, at Fair Value:
Equity Securities	15,195	520	—	15,715
Mutual Funds	20,039	—	—	20,039
Trading Securities:
U.S. Treasury Bills	—	9,100	—	9,100
Total	$52,363	$9,620	$—	$61,983

Transfers among levels, if any, are recorded as of the beginning of the reporting period. For each of the three and six months ended June 30, 2020 and 2019, there were no transfers between levels.  In addition, the Company did not hold any Level 3 securities as of June 30, 2020 or December 31, 2019.

Note 10—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Leasehold Improvements	$6,929	$6,929
Furniture and Fixtures	1,590	1,591
Computer Hardware	734	701
Computer Software	879	879
Office Equipment	212	212
Total	10,344	10,312
Less: Accumulated Depreciation and Amortization	(5,376)	(4,765)
Total	$4,968	$5,547

Depreciation is included in general and administrative expense and totaled approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2020, respectively.  For the three and six months ended June 30, 2019, depreciation totaled approximately $0.3 million and $0.5 million, respectively.

Note 11—Related Party Transactions

For the three months ended June 30, 2020 and 2019, the Company earned $0.2 million and $0.3 million, respectively, in investment advisory fees, net of expense reimbursements from unconsolidated VIEs that receive investment management services from the Company. For the six months ended June 30, 2020 and 2019, the company earned $0.3 million and $0.6 million, respectively, in such fees.

The Company offers loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting.  Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by shares and units held by the employee.  As of June 30, 2020 and December 31, 2019, the Company had approximately $2.2 million and $1.7 million, respectively, of such loans outstanding.

The operating company, as investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds.  For the three and six months ended June 30, 2020, the Company recognized $0.4 million and $0.8 million, respectively, in such expenses. For the three and six months ended June 30, 2019, the Company recognized $0.2 million and $0.5 million, respectively, in such expenses.

The operating company manages personal funds of certain of the Company’s employees, including the CEO, and its two Presidents.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds.  In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2020.  For the three and six months ended June 30, 2019, the Company waived $0.2 million and $0.3 million, respectively, in such fees.

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

During June 2019, the Company signed a non-cancellable lease to the business development and client service office in London to obtain additional space that expires on October 31, 2021.  In accordance with ASC 842, Leases, the lease term commenced on November 1, 2019 and the Company recorded a Right-of-use Asset and Lease Liability on the consolidated statements of financial condition associated with the new lease.

During the three and six months ended June 30, 2020, lease expenses of $0.7 million and $1.4 million, respectively, are included in general and administrative expense.  During the three and six months ended June 30, 2019, lease expenses were $0.7 million and $1.4 million, respectively.  This lease expense includes short-term lease expenses associated with the Company's office space in Australia. Short-term lease expense was $0.1 million for the three and six months ended June 30, 2020.  Lease expenses for the three and six months ended June 30, 2020 were net of $0.1 million and $0.1 million of sublease income, respectively. Lease expenses for the three and six months ended June 30, 2019 were net of $0.1 million and $0.2 million of sublease income, respectively.

The following table presents the components of operating lease expense, as well as supplemental cash flow information, related to the Company’s leases:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2020
	(in thousands)
Operating lease expense[1]	$566	$1,162
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$578	$1,186
Right-of-use assets obtained in exchange for lease obligations	$—	$—

1	Amounts have not been reduced by sublease income of $0.1 million and $0.2 million recognized during the three and six months ended June 30, 2020, respectively.

The following table presents information regarding the Company’s operating leases:

As of
June 30, 2020
(in thousands)
Operating lease right-of-use assets	$12,698
Operating lease liabilities	$13,049
Weighted-average remaining lease term (in years)	5.4
Weighted-average discount rate	4.3%

The maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases
2020 (excluding the six months ended June 30, 2020)	$1,443
2021	2,834
2022	2,574
2023	2,596
2024	2,607
2025 and thereafter	2,607
Total undiscounted lease payments	$14,661
Less discount	(1,612)
Total lease liabilities	$13,049

Note 13—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.  The Company's provision for income taxes reflects U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income.  The Company's effective tax rate for the six months ended June 30, 2020 and 2019 was 14.8% and 10.8%, respectively.  The effective tax rate includes a rate benefit attributable to the fact that approximately 77.4% and 74.3% of the operating company's earnings were not subject to corporate-level taxes for the six months ended June 30, 2020 and 2019, respectively.  Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of June 30, 2020 and December 31, 2019, the Company had $7.8 million and $7.2 million in unrecognized tax benefits that, if recognized, would affect the provision for income taxes. As of June 30, 2020 and December 31, 2019, the Company had interest related to unrecognized tax benefits of $1.4 million and $1.1 million, respectively.  As of June 30, 2020 and December 31, 2019, no penalty accruals were recorded.

As of June 30, 2020 and December 31, 2019, the net values of all deferred tax assets were approximately $30.8 million and $32.7 million, respectively.  These deferred tax assets primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock.  At June 30, 2020 and December 31, 2019, the Company did not have a valuation allowance recorded against its deferred tax assets.

Note 14—Subsequent Events

On July 28, 2020, the Company’s Board of Directors approved and declared a quarterly dividend of $0.03 per share of its Class A common stock that will be paid on August 28, 2020 to holders of record on August 7, 2020.

No other subsequent events necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At June 30, 2020, our assets under management, or AUM, was $31.5 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  As of June 30, 2020, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 23.8% and 76.2%, respectively, of the economic interests in the June 30, 2020 value of our operating company. As of June 30, 2020, the holders of our Class A common stock and the holders of Class B and Class B-1 units of our operating company held approximately 22.0%, 70.5%, and 7.5%, respectively, of the future income and distributions.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Our founders and certain of our employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B and B-1 units of our operating company.  As of June 30, 2020, through direct and indirect interests, our three founders, 48 other employee members, and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 50.6%, 5.8%, and 19.8% of the economic interests in our operating company, respectively. As of June 30, 2020, through direct and indirect interests, our three founders, 48 other employee members, and certain former employees, collectively held 46.8%, 12.9%, and 18.3% of the future income and distributions of our operating company.

Net Income

Diluted net income and diluted earnings per share were $10.0 million and $0.13, respectively, for the three months ended June 30, 2020, and $13.2 million and $0.18, respectively, for the three months ended June 30, 2019. Diluted net income and diluted earnings per share were $10.7 million and $0.13, respectively, for the six months ended June 30, 2020, and $26.0 million and $0.35, respectively, for the six months ended June 30, 2019. For the six months ended June 30, 2020, the calculation of diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted earnings per share is assumed to be equal to earnings per share.

In evaluating our financial condition and results of operations, we also review non-GAAP measures of earnings, which are adjusted to exclude accounting adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent Class B unit conversions, as well as our tax receivable agreement and the associated liability to our selling and converting shareholders. No such adjustments were made to the GAAP results for the three and six months ended June 30, 2020 and 2019.

Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to changes in the valuation allowance recorded against the deferred tax asset and other discrete and permanently non-deductible items. Our effective tax rate was 25.1% and 25.6% for the three and six months ended June 30, 2020, respectively, and 23.6% for the three and six months ended June 30, 2019. See “Operating Results - Income Tax Expense” below.

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

Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ direct and indirect interests in our operating company, we have reflected their membership interests as non-controlling interest in our consolidated financial statements.  As of June 30, 2020, the holders of Class A common stock of the Company and the holders of Class B units of the operating company held approximately 23.8% and 76.2%, respectively, of the economic interests in the operations of the business. In addition, our operating company consolidates the results of operations of the private investment partnerships over which we exercise a controlling influence.  Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

Operating Results

General

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly equities markets, can have a material impact on our results of operations, financial condition and cash flows.

The global effects of COVID-19 on the securities market caused a significant reduction in our AUM from December 31, 2019.  Because the revenue we earn is based on our AUM, we expect this and any further decline in our AUM to result in a corresponding decline in our revenues and earnings. The future impact of the COVID-19 pandemic and governmental responses to the pandemic remain uncertain.  Therefore, although we expect the effects of COVID-19 to continue to have an impact on our results of operations, the magnitude of such impact cannot be determined and are subject to a number of uncertainties. We continue to plan for and assess our ability to respond to these uncertainties, including the duration and severity of the pandemic, the impact of the pandemic and government stimulus actions on the economy and the financial markets and the continued ability of us and our clients to maintain current operations without disruption while working remotely.

Assets Under Management and Flows

As of June 30, 2020 and 2019, our AUM of approximately $31.5 billion and $37.3 billion, respectively, was invested in a variety of value-oriented investment strategies, representing distinct market capitalization segments of U.S. and non-U.S. equity markets.  The assets under management and performance of our largest investment strategies as of June 30, 2020 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of June 30, 2020 and 2019:

	AUM at June 30,
Strategy	2020	2019
	(in billions)
U.S. Value Strategies
Large Cap Value	$7.5	$10.0
Mid Cap Value	2.3	2.6
Small Cap Value	1.3	1.4
Value	0.5	1.0
Other U.S. Strategies	0.2	0.2
Total U.S. Value Strategies	11.8	15.2

Global and Non-U.S. Value Strategies
Global Value	6.6	7.7
International Value	5.9	6.1
Emerging Markets Value	4.8	4.7
European Value	2.0	3.3
Other Global and Non-U.S. Strategies	0.4	0.3
Total Global and Non-U.S. Value Strategies	19.7	22.1
Total	$31.5	$37.3

	AUM at June 30,
Account Domicile	2020	2019
	(in billions)
U.S.	$21.0	$24.3
Non-U.S.	10.5	13.0
Total	$31.5	$37.3

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to June 30, 2020, and in the five-year, three-year, and one-year periods ended June 30, 2020, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy.

	Period Ended June 30, 2020[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (July 2012)
Annualized Gross Returns	8.4%	2.0%	-3.0%	-17.8%
Annualized Net Returns	8.2%	1.8%	-3.1%	-17.9%
Russell 1000® Value Index	9.2%	4.6%	1.8%	-8.8%
International Value (November 2008)
Annualized Gross Returns	7.4%	-0.1%	-3.2%	-11.0%
Annualized Net Returns	7.1%	-0.4%	-3.6%	-11.4%
MSCI EAFE® Index—Net/U.S.$[2]	6.1%	2.1%	0.8%	-5.1%
Global Value (January 2010)
Annualized Gross Returns	5.9%	1.4%	-2.4%	-12.3%
Annualized Net Returns	5.5%	1.1%	-2.8%	-12.6%
MSCI® World Index – Net/U.S.$[2]	8.4%	6.9%	6.7%	2.8%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	1.7%	2.3%	-3.0%	-14.8%
Annualized Net Returns	0.8%	1.5%	-3.7%	-15.5%
MSCI® Emerging Markets Index—Net/U.S.$[2]	0.6%	2.9%	1.9%	-3.4%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	5.5%	0.8%	-5.0%	-21.1%
Annualized Net Returns	5.1%	0.4%	-5.4%	-21.3%
Russell 1000® Value Index	6.0%	4.6%	1.8%	-8.8%
European Focused Value (August 2008)
Annualized Gross Returns	2.2%	-3.4%	-8.1%	-21.8%
Annualized Net Returns	1.8%	-3.7%	-8.5%	-22.1%
MSCI® Europe Index – Net/U.S.$[2]	1.8%	1.5%	0.0%	-6.8%
Global Focused Value (January 2004)
Annualized Gross Returns	4.1%	0.6%	-3.7%	-13.8%
Annualized Net Returns	3.4%	0.0%	-4.2%	-14.3%
MSCI® All Country World Index – Net/U.S.$[2]	6.7%	6.5%	6.1%	2.1%
Mid Cap Value (April 2014)
Annualized Gross Returns	1.8%	0.7%	-6.1%	-18.6%
Annualized Net Returns	1.6%	0.5%	-6.3%	-18.7%
Russell Mid Cap® Value Index	4.2%	3.3%	-0.5%	-11.8%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	11.6%	1.2%	-4.9%	-19.9%
Annualized Net Returns	10.4%	0.2%	-5.8%	-20.6%
Russell 2000® Value Index	8.1%	1.3%	-4.3%	-17.5%
Focused Value (January 1996)
Annualized Gross Returns	8.8%	-0.1%	-6.3%	-22.2%
Annualized Net Returns	8.0%	-0.7%	-6.8%	-22.7%
Russell 1000® Value Index	8.0%	4.6%	1.8%	-8.8%
International Focused Value (January 2004)
Annualized Gross Returns	4.9%	0.2%	-3.6%	-12.5%
Annualized Net Returns	4.1%	-0.3%	-4.1%	-12.9%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	5.2%	2.3%	1.1%	-4.8%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	10.5%	1.3%	-5.2%	-17.9%
Annualized Net Returns	9.7%	0.7%	-5.8%	-18.4%
Russell Mid Cap® Value Index	9.0%	3.3%	-0.5%	-11.8%

1	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

2	Net of applicable withholding taxes and presented in U.S. Dollars

Large Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in July 2012.  At June 30, 2020, the Large Cap Value strategy generated a one-year annualized gross return of -17.8%, underperforming its benchmark.  The top detracting sectors were the consumer discretionary, technology, and energy sectors

International Value. This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.  This strategy was launched in November 2008.  At June 30, 2020, the International Value strategy generated a one-year annualized gross return of -11.0%, underperforming its benchmark.  The top detracting sectors were the energy, health care, and financial services sectors, partially offset by the performance of the industrials sectors.

Global Value.  This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2010.  At June 30, 2020, the Global Value strategy generated a one-year annualized gross return of -12.3%, underperforming its benchmark.  The top detracting sectors included the information technology, financial services, and consumer discretionary sectors.

Emerging Markets Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization.  This strategy was launched in January 2008.  At June 30, 2020, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of -14.8%, underperforming its benchmark.  The top detracting sectors included the consumer discretionary, utilities, and communication services sectors, partially offset by the performance of the consumer staples and energy sectors.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in October 2000.  At June 30, 2020, the Large Cap Focused Value strategy generated a one-year annualized gross return of -21.1%, underperforming its benchmark.  The top detracting sectors were consumer discretionary, technology, and energy sectors.

European Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008.  At June 30, 2020, the European Focused Value strategy generated a one-year annualized gross return of -21.8%, underperforming its benchmark.  The top detracting sectors included the energy, financial services, and health care sectors.

Global Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2004.  At June 30, 2020, the Global Focused Value strategy generated a one-year annualized gross return of -13.8%, underperforming its benchmark.  The top detracting sectors included the information technology, financial services, and consumer discretionary sectors.

Mid Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in April 2014.  At June 30, 2020, the Mid Cap Value strategy generated a one-year annualized gross return of -18.6%, underperforming its benchmark.  The top detracting sectors were the consumer discretionary, energy, and technology sectors, partially offset by the performance of the financial services sector.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization.  This strategy was launched in January 1996.  At June 30, 2020, the Small Cap Focused Value strategy generated a one-year annualized gross return of -19.9%, underperforming its benchmark.  The top detracting sectors included the producer durables and health care sectors, partially offset by the performance of the materials and processing sector.

Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in January 1996.  At June 30, 2020, the Focused Value strategy generated a one-year annualized gross return of -22.2%, underperforming its benchmark.  The top detracting sectors included the consumer discretionary, technology, and producer durables sectors.

International Focused Value. This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004.  At June 30, 2020, the International Focused Value strategy generated a one-year annualized gross return of -12.5%, underperforming its benchmark.  The top detracting sectors were the energy, financial services, and health care sectors, partially offset by the performance of the industrials sector.

Mid Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in September 1998.  At June 30, 2020, the Mid Cap Focused Value strategy generated a one-year annualized gross return of -17.9%, underperforming its benchmark.  The top detracting sectors included the consumer discretionary, technology, and energy sectors, partially offset by the performance of the financial services sector.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our separately managed accounts, sub-advised accounts, and Pzena funds for the three and six months ended June 30, 2020 and 2019 is described below.  Inflows are composed of the investment of new or additional assets by new or existing clients.  Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Separately Managed Accounts
Assets
Beginning of Period	$10.8	$13.8	$16.4	$12.6
Inflows	0.7	0.2	1.0	1.5
Outflows	(0.5)	(0.3)	(0.7)	(1.4)
Net Flows	0.2	(0.1)	0.3	0.1
Market Appreciation/(Depreciation)	1.9	0.2	(3.5)	1.2
Foreign Exchange[1]	0.1	—	(0.2)	—
End of Period	$13.0	$13.9	$13.0	$13.9

Sub-Advised Accounts
Assets
Beginning of Period	$14.3	$21.0	$22.4	$18.8
Inflows	0.7	0.4	1.5	1.3
Outflows	(1.4)	(0.6)	(2.2)	(1.3)
Net Flows	(0.7)	(0.2)	(0.7)	—
Market Appreciation/(Depreciation)	2.7	0.3	(5.2)	2.3
Foreign Exchange[1]	0.1	—	(0.1)	—
End of Period	$16.4	$21.1	$16.4	$21.1

Pzena Funds
Assets
Beginning of Period	$1.7	$2.3	$2.4	$2.0
Inflows	0.1	0.1	0.3	0.2
Outflows	—	(0.1)	(0.2)	(0.1)
Net Flows	0.1	—	0.1	0.1
Market Appreciation/(Depreciation)	0.3	—	(0.4)	0.2
Foreign Exchange[1]	—	—	—	—
End of Period	$2.1	$2.3	$2.1	$2.3

Total
Assets
Beginning of Period	$26.8	$37.1	$41.2	$33.4
Inflows	1.5	0.7	2.8	3.0
Outflows	(1.9)	(1.0)	(3.1)	(2.8)
Net Flows	(0.4)	(0.3)	(0.3)	0.2
Market Appreciation/(Depreciation)	4.9	0.5	(9.1)	3.7
Foreign Exchange[1]	0.2	—	(0.3)	—
End of Period	$31.5	$37.3	$31.5	$37.3

1 Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

Three Months Ended June 30, 2020 and June 30, 2019

At June 30, 2020, we managed $13.0 billion in separately managed accounts, $16.4 billion in sub-advised accounts, and $2.1 billion in Pzena funds, for a total of $31.5 billion in assets under management.  For the three months ended June 30, 2020, we experienced market appreciation of $4.9 billion, an increase associated with foreign exchange movements of $0.2 billion, and total gross inflows of $1.5 billion, partially offset by total gross outflows of $1.9 billion.  Assets in separately managed accounts increased by $2.2 billion, or 20.4%, from $10.8 billion at March 31, 2020, due to $1.9 billion in market appreciation, a $0.1 billion increase associated with foreign exchange movements, and $0.7 billion in gross inflows, partially offset by $0.5 billion in gross outflows.  Assets in sub-advised accounts increased by $2.1 billion, or 14.7%, from $14.3 billion at March 31, 2020, due to $2.7 billion in market appreciation, a $0.1 billion increase associated with foreign exchange movements, and $0.7 billion in gross inflows, partially offset by $1.4 billion in gross outflows.  Assets in Pzena funds increased by $0.4 billion, or 23.5%, from $1.7 billion at March 31, 2020, due to $0.3 billion in market appreciation and $0.1 billion in gross inflows.

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

Six Months Ended June 30, 2020 and June 30, 2019

For the six months ended June 30, 2020, we experienced market depreciation of $9.1 billion, a $0.3 billion decrease associated with foreign exchange movements, and total gross outflows of $3.1 billion, which were partially offset by total gross inflows of $2.8 billion. Assets in separately managed accounts decreased by $3.4 billion, or 20.7%, from $16.4 billion at December 31, 2019 due to $3.5 billion in market depreciation, a $0.2 billion decrease associated with foreign exchange movements, and $0.7 billion in gross outflows, partially offset by $1.0 billion in gross inflows. Assets in sub-advised accounts decreased by $6.0 billion, or 26.8%, from $22.4 billion at December 31, 2019 due to $5.2 billion in market depreciation, a $0.1 billion decrease associated with foreign exchange movements, and $2.2 billion in gross outflows, partially offset by $1.5 billion in gross inflows. Assets in Pzena funds decreased by $0.3 billion, or 12.5%, from $2.4 billion at December 31, 2019 due to $0.4 billion in market depreciation and $0.2 billion in gross outflows, partially offset by $0.3 billion in gross inflows.

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

Revenue

Our revenue from advisory fees earned on our separately managed accounts, sub-advised accounts, and Pzena funds for the three and six months ended June 30, 2020 and 2019 is described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue	2020	2019	2020	2019
	(in thousands)
Separately Managed Accounts	$16,738	$18,815	$35,434	$37,411
Sub-Advised Accounts	10,262	15,057	22,971	30,064
Pzena Funds	3,131	3,971	6,405	7,778
Total	$30,131	$37,843	$64,810	$75,253

Three Months Ended June 30, 2020 and June 30, 2019

Our total revenue decreased by $7.7 million, or 20.4%, to $30.1 million for the three months ended June 30, 2020, from $37.8 million for the three months ended June 30, 2019.  This change was driven primarily by a decrease in our average AUM due to market depreciation during the first half of 2020.  Average AUM decreased 19.7% to $29.8 billion from $37.1 billion for the three months ended June 30, 2020 and 2019, respectively.  We recognized no performance fees during the three months ended June 30, 2020, compared to $0.3 million recognized during the three months ended June 30, 2019.

Our weighted average fees were 0.404% and 0.408% for the three months ended June 30, 2020 and 2019, respectively.

Average assets in separately managed accounts decreased 12.3% to $12.1 billion for the three months ended June 30, 2020, from $13.8 billion for the three months ended June 30, 2019, and had weighted average fees of 0.552% and 0.545% for the three months ended June 30, 2020 and 2019, respectively.  The increase in weighted average fee rate from the second quarter of 2019 reflects a shift in assets to strategies that typically carry higher fee rates.

Average assets in sub-advised accounts decreased 24.8% to $15.8 billion for the three months ended June 30, 2020, from $21.0 billion for the three months ended June 30, 2019, and had weighted average fees of 0.260% and 0.287% for the three months ended June 30, 2020 and 2019, respectively. Certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years.  During the three months ended June 30, 2020 and 2019, respectively, we recognized a $1.0 million and $0.5 million reduction in base fees, respectively, related to this client relationship. To the extent the three-year performance record of these accounts fluctuates relative to its relevant benchmark, the amount of base fees recognized may vary.

Average assets in Pzena funds decreased 17.4% to $1.9 billion for the three months ended June 30, 2020, from $2.3 billion for the three months ended June 30, 2019, and had weighted average fees of 0.659% and 0.694% for the three months ended June 30, 2020 and 2019, respectively. The decrease from the second quarter of 2019 reflects an increase in fund expense cap reimbursements recognized during the second quarter of 2020, which are presented net against revenue.

Six Months Ended June 30, 2020 and June 30, 2019

Our total revenue decreased by $10.4 million, or 13.9%, to $64.8 million for the six months ended June 30, 2020, from $75.3 million for the six months ended June 30, 2019. This decrease was driven primarily by decreases in our average AUM and performance-based fees.

Our weighted average fees were 0.387% and 0.412% for the six months ended June 30, 2020 and 2019, respectively.

Average assets in separately managed accounts decreased $0.2 billion to $13.5 billion for the six months ended June 30, 2020, from $13.7 billion for the six months ended June 30, 2019, and had weighted average fees of 0.525% and 0.548% for the six months ended June 30, 2020 and 2019, respectively. The decrease in separately managed weighted average fee rates reflects a decrease in assets in non-U.S. strategies that generally carry higher fee rates.

Average assets in sub-advised accounts decreased $2.7 billion to $17.9 billion for the six months ended June 30, 2020, from $20.6 billion for the six months ended June 30, 2019, and had weighted average fees of 0.256% and 0.291% for the six months ended June 30, 2020 and 2019, respectively. The decrease in sub-advised weighted average fee rates primarily reflects a decrease in performance fees recognized during the six months ended June 30, 2020. In addition, certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. During the six months ended June 30, 2020, we recognized a $2.0 million reduction in base fees related to this client relationship. We recognized a $0.7 million reduction in base fees during the six months ended June 30, 2019. To the extent the three-year performance records of these accounts fluctuate relative to their relevant benchmarks, the amount of base fees recognized may vary.

Average assets in Pzena funds decreased $0.2 billion to $2.1 billion for the six months ended June 30, 2020, from $2.3 billion for the six months ended June 30, 2019, and had weighted average fees of 0.626% and 0.689% for the six months ended June 30, 2020 and 2019, respectively. The decrease in weighted average fee rate for Pzena funds reflects an increase in fund expense cap reimbursements recognized during the six months ended June 30, 2020, which are presented net against revenue.

Expenses

Our operating expenses are driven primarily by our compensation and benefits costs.  The table below describes the components of our operating expenses for the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cash Compensation and Other Benefits	$12,465	$13,133	$28,715	$27,578
Other Non-Cash Compensation	3,113	2,886	6,003	5,630
Total Compensation and Benefits Expense	15,578	16,019	34,718	33,208
General and Administrative Expense	3,575	4,254	7,997	8,281
Total Operating Expenses	$19,153	$20,273	$42,715	$41,489

Three Months Ended June 30, 2020 and June 30, 2019

Total operating expenses decreased by $1.1 million, or 5.5%, to $19.2 million for the three months ended June 30, 2020, from $20.3 million for the three months ended June 30, 2019.  This decrease reflects a decrease in compensation and benefits expense and a decrease in general and administrative expense.

Compensation and benefits expense decreased by approximately $0.4 million, or 2.8%, to $15.6 million for the three months ended June 30, 2020, from $16.0 million for the three months ended June 30, 2019.  The decrease from the second quarter of 2019 primarily reflects a decrease in the bonus accrual.

General and administrative expense decreased by $0.7 million, or 16.0%, to $3.6 million for the three months ended June 30, 2020 from $4.3 million for the three months ended June 30, 2019. The decrease in general and administrative expense reflects a decrease in travel costs and professional fees.

Six Months Ended June 30, 2020 and June 30, 2019

Total operating expenses increased by $1.2 million, or 3.0%, to $42.7 million for the six months ended June 30, 2020, from $41.5 million for the six months ended June 30, 2019. This increase was attributable to an increase in our compensation and benefits expenses offset by a decrease in general and administrative expense.

Compensation and benefits expense increased by approximately $1.5 million, or 4.5%, to $34.7 million for the six months ended June 30, 2020, from $33.2 million for the six months ended June 30, 2019. This increase reflects an increase in the cost of employee departures, partially offset by a decrease in the bonus accrual.

General and administrative expense decreased $0.3 million, or 3.4%, to $8.0 million for the six months ended June 30, 2020, from $8.3 million for six months ended June 30, 2019. The decrease in general and administrative expense reflects a decrease in travel costs and professional fees.

Other Income/ (Expense)

Three Months Ended June 30, 2020 and June 30, 2019

Other Income/ (Expense) was income of $3.2 million for the three months ended June 30, 2020, and consisted primarily of $1.1 million in equity in the earnings of affiliates, $1.9 million in net realized and unrealized gains from investments, and $0.1 million in interest income.  Other Income/ (Expense) was income of $0.6 million for the three months ended June 30, 2019, and consisted primarily of $0.3 million in equity in the earnings of affiliates, $0.2 million in dividend income, and $0.2 million in interest income.

Six Months Ended June 30, 2020 and June 30, 2019

Other Income/ (Expense) was and expense of $6.1 million for the six months ended June 30, 2020, and consisted primarily of $3.1 million in equity in the losses of affiliates and $3.3 million net realized and unrealized losses from investments, partially offset by $0.2 million in interest income, and $0.2 million in dividend income. Other Income/ (Expense) was income of $2.4 million for the six months ended June 30, 2019, and consisted primarily of $1.0 million in equity in the earnings of affiliates, $0.8 million in expense related to net realized and unrealized gains from investments, $0.4 million in interest income and $0.2 million in dividend income.

Income Tax Expense

For the three and six months ended June 30, 2020 and 2019, components of our income tax expense are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Unincorporated and Other Business Tax Expenses	$574	$785	$1,195	$1,491
Total Corporate Tax Expense	797	1,051	1,168	2,416
Total Income Tax Expense	$1,371	$1,836	$2,363	$3,907

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.  The Company's provision for income taxes reflects its U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income.  The effective tax rate includes a rate benefit attributable to the fact that approximately 77.4% and 74.3% of the operating company's earnings were not subject to corporate-level taxes for the six months ended June 30, 2020 and 2019, respectively.  Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.  This favorable impact is partially offset by the impact of certain permanently non-deductible items.  These factors are expected to continue to impact the effective tax rate for future years and to the extent the Company’s economic interest in the operating company changes, the effective tax rate will likewise change with variations in the level of income subject to corporate-level taxes. The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of the Company's Class A common stock between grant date and vesting date.

Excluding discrete and permanently non-deductible items, which includes the net income attributable to non-controlling interest, the Company's effective tax rate was 25.1% and 25.6% for the three and six months ended June 30, 2020, respectively, and 23.6% for each of the three and six months ended June 30, 2019.

Three Months Ended June 30, 2020 and June 30, 2019

Income Tax Expense was $1.4 million for the three months ended June 30, 2020 and $1.8 million for the three months ended June 30, 2019.  Income tax expense for the three months ended June 30, 2020 consisted of $0.6 million in operating company unincorporated and other business taxes and $0.8 million of corporate income taxes.  Income tax expense for the three months ended June 30, 2019 consisted of $0.8 million in operating company unincorporated and other business taxes and $1.1 million of corporate income taxes.

Six Months Ended June 30, 2020 and June 30, 2019

      Income Tax Expense was $2.4 million for the six months ended June 30, 2020 and $3.9 million for the six months ended June 30, 2019. Income tax expense for the six months ended June 30, 2020 consisted of $1.2 million in operating company unincorporated and other business taxes and of $1.2 million of corporate income taxes. Income tax expense for the six months ended June 30, 2019 consisted of $1.5 million in operating company unincorporated and other business taxes and $2.4 million of corporate income taxes.   The decrease in income tax expense during for the six months ended June 30, 2020 reflects the decrease in income before income taxes during the six months ended June 30, 2020.

Net Income Attributable to Non-Controlling Interests

Three Months Ended June 30, 2020 and June 30, 2019

Net income attributable to non-controlling interests was $10.7 million for the three months ended June 30, 2020, and consisted primarily of $10.4 million associated with our employees’ and outside investors’ approximately 77.7% weighted average interest in the income of the operating company and $0.2 million associated with the non-controlling interest in the income of our consolidated entities.  Net income attributable to non-controlling interests was $12.9 million for the three months ended June 30, 2019, and consisted of $12.9 million associated with our employees’ and outside investors’ approximately 74.3% weighted average interest in the income of the operating company.  The change in net income attributable to non-controlling interests primarily reflects the decrease in net income for the three months ended June 30, 2020, partially offset by an increase in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B and Class B-1 units awarded by our operating company’s compensation plans.

Six Months Ended June 30, 2020 and June 30, 2019

Net income attributable to non-controlling interests was $11.4 million for the six months ended June 30, 2020, and consisted primarily of $11.5 million associated with our employees’ and outside investors’ approximately 77.4% weighted average interest in the income of the operating company and $0.1 million associated with the non-controlling interest in the losses of our consolidated entities. Net income attributable to non-controlling interests was $25.8 million for the six months ended June 30, 2019, and consisted primarily of $25.6 million associated with our employees’ and outside investors’ approximately 74.3% weighted average interest in the income of the operating company and $0.2 million associated with the non-controlling interest in the income of our consolidated entities. The change in net income attributable to non-controlling interests primarily reflects the decrease in net income for the six months ended June 30, 2020, partially offset by an increase in our employees’ and outside investors’ weighted average interest in the income of the operating company. We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B and Class B-1 units awarded by our operating company’s compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended June 30, 2020, our average AUM and revenues decreased by 19.7% and 20.4%, respectively, compared to our average AUM and revenues for the three months ended June 30, 2019.  At June 30, 2020, cash and cash equivalents was $33.1 million, inclusive of $3.0 million in cash held by our consolidated subsidiaries. We also had $7.3 million in an open-ended mutual fund that can be sold to meet future cash flow needs and approximately $10.8 million in investments set aside to satisfy our obligations under our deferred compensation programs. Advisory fees receivable was $30.2 million.

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

Cash Flows

Three Months Ended June 30, 2020 and June 30, 2019

       Cash, cash equivalents and restricted cash increased $12.6 million to $34.2 million during the three months ended June 30, 2020 compared to a $19.1 million increase in cash, cash equivalents and restricted cash to $34.8 million during the three months ended June 30, 2019.  Net cash provided by operating activities was $16.9 million for the three months ended June 30, 2020, compared to $27.8 million for the three months ended June 30, 2019. The decrease in cash provided was primarily due to a decrease in net income and changes in operating assets and liabilities and working capital.

       Net cash used in investing activities decreased $0.4 million to $0.8 million for the three months ended June 30, 2020 from $1.2 million used for the three months ended June 30, 2019.  The decrease in cash used in investing activities was primarily due to a $0.4 million decrease in net purchases of investments during the three months ended June 30, 2020.

       Net cash used in financing activities decreased by $4.0 million for the three months ended June 30, 2020 to $3.5 million from $7.5 million for the three months ended June 30, 2019.  The decrease in cash used is primarily due to a $5.1 million decrease in distributions to non-controlling interests, partially offset by a $1.4 million increase in the repurchase and retirement of shares of Class A common stock.

Six Months Ended June 30, 2020 and June 30, 2019

       Cash and restricted cash decreased $19.3 million to $34.2 million during the six months ended June 30, 2020 compared to a $4.3 million decrease in cash and restricted cash to $34.8 million during the six months ended June 30, 2019. Net cash provided by operating activities decreased $21.9 million in the six months ended June 30, 2020 to $7.0 million from $28.9 million in the six months ended June 30, 2019. The decrease in cash provided was primarily due to a decrease in net income and changes in operating assets and liabilities, and working capital.

       Net cash provided by investing activities was $22.4 million for the six months ended June 30, 2020, compared to net cash provided in investing activities of $14.2 million for the six months ended June 30, 2019.  The increase in cash provided was primarily due to a $11.0 million increase in net cash provided by sale of investments and a $0.5 million decrease in purchases of property and equipment, partially offset by a $3.3 million increase in net cash used associated with payments to/from related parties during the six months ended June 30, 2020.

       Net cash used in financing activities increased $1.2 million for the six months ended June 30, 2020 to $48.6 million from $47.4 million for the six months ended June 30, 2019. The increase in cash used is primarily due to a $2.2 million increase in the repurchase and retirement of shares of Class A common stock and Class B units and a $1.9 million increase in net distributions to non-controlling interests, partially offset by a $2.1 million increase in the sale of shares under the equity incentive program and a $0.8 million decrease in dividend payments during the six months ended June 30, 2020.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Item 4.   Controls and Procedures.

During the course of the review of our consolidated financial statements as of June 30, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three and six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended June 30, 2020.

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1, 2020 - April 30, 2020	—	$—	—	$12.6
May 1, 2020 - May 31, 2020	—	—	—	12.6
June 1, 2020 - June 30, 2020	266,238	5.24	266,238	11.2
Total	266,238	$5.24	266,238	$11.2

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

Item 6.  Exhibits.

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2020

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
Name:	Richard S. Pzena
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JESSICA R. DORAN
Name:	Jessica R. Doran
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)