Form 10-K
period 2020-12-31
Pzena Investment Management, Inc.
filed 2021-03-10
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of its most recently completed second fiscal quarter, was approximately $90.3 million based on the closing sale price of $5.44 per share of Class A common stock of the registrant on such date on the New York Stock Exchange. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.

As of March 5, 2021, there were 17,132,884 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of March 5, 2021, there were 55,457,077 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to respond to global economic, market, business and geopolitical conditions, including changes in such conditions resulting from the COVID-19 pandemic and government responses thereto;
•	our anticipated future results of operations and operating cash flows;
•	our successful formulation and execution of business strategies and investment policies;
•	our financing plans and the availability of short- or long-term borrowing, or equity financing;
•	our competitive position and the effects of competition on our business;
•	our ability to identify and capture potential growth opportunities available to us;
•	the effective recruitment and retention of our executives and employees;
•	our expected levels of compensation for our employees;
•	expectations relating to dividend payments and our ability to make such payments;
•	our potential operating performance, achievements, efficiency and cost reduction efforts;
•	our expected tax rate;
•	changes in interest rates;
•	our expectations with respect to the economy, capital markets, the market for asset management services and other industry trends;
•

the potential impact of disruptions as a result of natural disasters, pandemics, or other international health emergencies, including the COVID-19 pandemic as well as the conditions in the sectors in which we invest; and

ii

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

Overview

Pzena Investment Management, Inc. was formed in 2007 and is the sole managing member of Pzena Investment Management, LLC, which is our operating company.  Founded in 1995, Pzena Investment Management, LLC is a value-oriented investment management company.  We believe that we have established a positive, team-oriented culture that enables us to attract and retain highly qualified people.  Since our inception, we have built a diverse, global client base of respected and sophisticated institutional investors, select third-party distributed mutual funds for which we act as sub-investment adviser, and funds for which we act as investment adviser.

Equity interests in Pzena Investment Management, LLC are comprised of Class A, Class B, and Class B-1 membership units. Class A and Class B membership units each have an identical economic interest in the operating company. Class B-1 membership units, first issued on December 31, 2019, are entitled to receive distributions and will participate in additional value only to the extent there has been appreciation subsequent to the issuance of the Class B-1 membership unit. As a holding company, we hold all of the Class A membership units and recognize income generated from our economic interest in our operating company's net income.  The Class B membership units of the operating company are held by employees and certain outside members. The Class B-1 membership units of the operating company are held by employees. For each Class A membership unit held, we have issued one corresponding share of Class A common stock, par value $0.01 per share, which entitles the holder to one vote per share.  For each Class B membership unit, we have issued one corresponding share of Class B common stock, par value $0.000001 per share, which entitles the holder to five votes per share without dividend rights, as described below in the graphic illustration. Class B-1 membership units have not been issued corresponding shares and do not have voting rights. As of December 31, 2020, we owned approximately 24.2% of the economic interest in the December 31, 2020 value of our operating company and our Class A shareholders held approximately 6.0% of our outstanding voting interests. As of December 31, 2020, we owned 22.4% of the right to the future income and distributions of the operating company. The percentages presented above are subject to continued changes including, but not limited to, issuances of awards, exercise of options and exchanges of Class B-1 membership units for Class A common stock.

Pzena Investment Management, Inc. also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity. Certain of the owners of shares of Class B common stock, Class B membership units, and Class B-1 membership units have contributed such interests to Pzena Investment Management, LP in exchange for membership interests therein. Pzena Investment Management, LP may only vote such shares of Class B common stock and Class B membership units in accordance with its operating agreement, which provides for a preliminary vote of the limited partners thereof to direct such voting. Class B-1 membership units of Pzena Investment Management, LP do not have voting rights.

The graphic below illustrates our holding company structure and ownership as of December 31, 2020.

(1)	As of December 31, 2020, the Class B and Class B-1 members of Pzena Investment Management, LLC, (collectively, the “Principals”) consisted of:

•

Richard S. Pzena, John P. Goetz, and William L. Lipsey, our founders, and their estate planning vehicles, who collectively held, through direct and indirect interests, approximately 50.1% of the economic interests in the December 31, 2020 value of Pzena Investment Management, LLC and 46.3% of the future income and distributions.

•

48 of our other employee members and their estate planning vehicles, who collectively held, through direct and indirect interests, approximately 6.1% of the economic interests in the December 31, 2020 value of Pzena Investment Management, LLC and 13.1% of the future income and distributions.

•

Certain other members of our operating company, including one of our directors and his related entities, and former employees, who collectively held, through direct and indirect interests, approximately 19.6% of the economic interests in the value of Pzena Investment Management, LLC and 18.2% of the future income and distributions.

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

(4)

As of December 31, 2020, we held 17,345,705 Class A units of Pzena Investment Management, LLC, which represented approximately 24.2% of the economic interest in the December 31, 2020 value of Pzena Investment Management, LLC and the right to receive 22.4% of the future income and distributions.

(5)

As of December 31, 2020, the principals collectively held 54,361,780 Class B units of Pzena Investment Management, LLC, which represented 75.8% of the economic interest in the December 31, 2020 value of the Pzena Investment Management, LLC and the right to receive 70.1% of the future income and distributions.

(6)

As of December 31, 2020, the principals collectively held 5,775,952 Class B-1 units of Pzena Investment Management, LLC, which represented the right to receive 7.5% of the future income and distributions. Based on the closing market price of the Company’s Class A common stock at December 31, 2020, the aggregate intrinsic value of these units represented 0.0% of the economic interest in the December 31, 2020 value of the Pzena Investment Management, LLC.

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

Our assets under management, (“AUM”), was $43.3 billion at December 31, 2020, and we managed money on behalf of institutions, acted as sub-investment adviser to a variety of SEC-registered mutual funds and non-U.S. funds as well as investment adviser to Pzena SEC-registered mutual funds, certain private placement funds, and non-U.S. funds.

Our operating company is led by a committee, consisting, as of December 31, 2020, of our Chief Executive Officer (CEO), Mr. Richard S. Pzena; each of our Presidents, Messrs. John P. Goetz and William L. Lipsey; our Executive Vice President, Ms. Caroline Cai; and our Chief Operating Officer (COO), Mr. Evan Fire (the “Executive Committee”).

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

•

Consistency of Investment Process.  Since our inception, we have utilized a classic value investment approach and a systematic, disciplined investment process to construct portfolios for our investment strategies in U.S. and non-U.S. markets across all market capitalizations.  The consistency of our process has allowed us to leverage the same investment team to launch new strategies.  We believe that our consistent investment process has resulted in our strong brand recognition in the investment community.

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

•

Culture of Ownership.  We believe the key contributors to our success should have significant ownership of our business.  Since our inception, we have communicated to all our employees that they have the opportunity to become members of our operating company.  As of December 31, 2020, we had 52 employee members positioned within all of our functional areas.  We believe this ownership model results in a shared sense of purpose with our clients and their advisers.  We intend to continue fostering a culture of ownership through our equity incentive plans, which are designed to align our team’s interests with those of our stockholders and clients.  We believe this culture of ownership contributes to our team orientation and connection with clients.

Our Business Strategy

The key to our success is continued long-term investment performance.  In conjunction with this, we believe the following strategies will enable us to grow our business over time:

•	Unwavering Focus on Classic Value Investing. We view our unwavering focus on long-term classic value investment excellence to be the key driver of our business success.
•

Capitalize on Growth Opportunities Created By Our Global Strategies.  Among both institutional and retail investors industry-wide, over the past few years, there have been increasing levels of investments in portfolios including non-U.S. equities.  As of December 31, 2020, the total AUM in our Global Value strategies, International Value strategies, Emerging Markets Value strategies, European Value strategies, and other Global & non-U.S. strategies was $28.5 billion, or 65.8% of our overall AUM.  Our global capability provides opportunity for implementation of our strategies around the world.

•

Work with Our Strong Consultant Relationships.  We believe that we have built strong relationships with the leading investment consulting firms who advise potential institutional clients.  Historically, new accounts sourced through consultant-led searches have been a large driver of our inflows and are expected to be a major component of our future inflows.  We estimate that approximately 70% of all retirement plan assets are advised by investment consultants, with a relatively small number of these consultants representing a significant majority of these relationships.  As a result of a consistent servicing effort over our history, we have built strong relationships with consulting firms that we believe are the most important.  New accounts sourced through consultant-led searches have been a large driver of our historical growth and are expected to be a major component of our future growth.  As of December 31, 2020, our largest consultant relationship represented approximately 8.6% of our AUM.

•

Expand Our Non-U.S. Client Base.  In recent years, we have increased our efforts to develop our non-U.S. client base. Through our strong relationships with global consultants, we have been able to accelerate the development of our relationships with their non-U.S. branches.  Over time, we aim to achieve growth of this client base through these relationships and by directly calling on the world’s largest institutional investors.  We have also sought to expand our non-U.S. base through our relationships with non-U.S. funds and other investment fund advisers.  In addition to our headquarters in the United States, we have a business development and client service office in London as well as a representative office in Melbourne.  To date, our marketing efforts have resulted in client relationships in fifteen non-U.S. countries, including Australia, the United Kingdom, Luxembourg, Canada, Ireland, Japan, and South Africa.  As of December 31, 2020, we managed $16.8 billion on behalf of non-U.S. clients.

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

As of December 31, 2020, we had a 25-member investment team.  Each member serves as a research analyst, and certain members of the team also have portfolio management responsibilities. There are generally three portfolio managers for each investment strategy.  These managers have joint decision-making responsibility, and each has “veto authority” over all decisions regarding the relevant portfolio.  Research analysts have sector and company-level research responsibilities which span all of our investment strategies, including those with a non-U.S. focus.  In order to facilitate the professional development of our team, and to keep a fresh perspective on the companies in our investment portfolios, our research analysts generally rotate industry coverage every three to four years.

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

Our Investment Strategies

As of December 31, 2020, our approximately $43.3 billion in AUM was invested in a variety of value-oriented investment strategies, representing differing degrees of concentration, and capitalization segments of U.S. and non-U.S. markets. See "Item 7 — Management's Discussion and Analysis of Financial Condition & Results of Operations — Operating Results — Assets Under Management and Flows" for additional details about our strategies.

The following table identifies our current U.S. and non-U.S. investment strategies, and the allocation of our AUM among them, as of December 31, 2020 and 2019:

Strategy	As of December 31,
	2020	2019
U.S. Value Strategies	(in billions)
Large Cap Value	$9.2	$10.1
Mid Cap Value	2.6	3.7
Small Cap Value	2.2	1.8
Value	0.6	0.9
Other U.S. Strategies	0.2	0.2
Global and Non-U.S. Strategies
Global Value	11.8	8.9
International Value	6.9	6.9
Emerging Markets Value	6.5	5.3
European Value	2.9	3.0
Other Global and Non-U.S. Strategies	0.4	0.4
Total	$43.3	$41.2

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

Our largest investment strategies as of December 31, 2020 are further described below.  This strategy detail is representative of our Value and Focused Value strategies, and variations thereof.

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

Distribution Channels

We manage assets in three principal distribution channels.  A summary of selected financial data attributable to our operations for each distribution channel is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The following table provides information regarding the composition of our total assets under management by distribution channel:

	As of December 31,
Assets Under Management	2020	2019
	(in billions)
Separately Managed Accounts	$17.3	$16.4
Sub-Advised Accounts	23.3	22.4
Pzena Funds	2.7	2.4
Total	$43.3	$41.2

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

In addition, we offer investors outside of the U.S. the ability to invest in our strategies through Pzena Value Funds plc and its respective sub-funds, a family of Irish-based undertakings for collective investment in transferable securities (UCITS) funds for which we serve as investment manager and promoter.  Pzena Value Funds plc began operations in 2005 and offers shares to non-U.S. investors.  We currently offer a sub-fund corresponding to our Emerging Markets Focused Value, Global Value, Global Focused Value, and Large Cap Value strategies.

In the U.S., we offer access to many of our U.S., global and non-U.S. strategies through private placement vehicles and collective investment trusts.

Advisory Fees

We earn advisory fees on our separately managed and sub-advised accounts, as well as our Pzena funds.

On our separately managed accounts, we are paid fees according to a schedule which varies by investment strategy.  The substantial majority of these accounts pay us management fees pursuant to a schedule in which the rate we earn on the AUM declines as the amount of AUM increases.

With respect to our sub-advised accounts, as of December 31, 2020, we sub-advised seventeen SEC-registered mutual funds that each have an initial two-year term and are thereafter subject to annual renewal by each fund’s board of directors pursuant to the Investment Company Act of 1940, as amended (the “Investment Company Act”).  Fifteen of these seventeen sub-investment advisory agreements are beyond their initial two-year terms as of December 31, 2020.  In addition, we sub-advise twenty-four non-U.S. funds.  Under these agreements, we are generally paid a management fee according to a schedule, pursuant to which the rate we earn on the AUM declines as the amount of AUM increases.  Certain of these funds pay us fixed-rate management fees.  Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of AUM, are lower than the advisory fees we earn on our separately managed accounts.

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

Certain of our clients pay us performance fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a lower base fee, but allows for us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark.  Some performance-based fee arrangements include high-water mark provisions, which generally provide that if a client account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees.  Fulcrum fee arrangements related to one client relationship require a reduction in the base fee or allow for an increase in the base fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark.

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

Human Capital

At Pzena, we believe that one of our greatest assets is the experience of the individuals on our team. We have focused on building an environment that we believe is attractive to talented investment professionals. We build strong teams with diverse cultural, professional, and academic backgrounds. Important among our practices are our team-oriented approach to investment decisions, opportunities for mentorship, and other programs to help employees grow. Furthermore, every employee at Pzena is eligible for ownership. We believe this ownership model results in a shared sense of purpose with our clients and their advisers.  We intend to continue fostering a culture of ownership through our equity incentive plans, which are designed to align our team’s interests with those of our stockholders and clients.  We believe this culture of ownership contributes to our team orientation and connection with clients.

At December 31, 2020, we had 121 full-time employees, up from 115 at the end of 2019. This includes 25 investment professionals, compared to 27 in 2019 and 17 business development and client service professionals, compared to 14 in 2019.

As of December 31, 2020, we had 52 employees who we recognize as partner members of our operating company and who are financially exposed to the performance of our operating company.  Through their ownership interests in our operating company, our employees directly and indirectly owned approximately 56.2% of the economic interests in the December 31, 2020 value of Pzena Investment Management, LLC and 59.4% of the future income and distributions of Pzena Investment Management, LLC.  Of this amount, our founders, Messrs. Pzena, Goetz and Lipsey owned approximately 50.1% and 46.3% of the economic interests and the future income and distributions respectively, of our operating company.

Cybersecurity

We maintain our information technology infrastructure with a focus on business efficiency, continuity, security and controls. The information technology environment is designed to oversee and maintain all aspects of information security risk to ensure the confidentiality and integrity of information assets. We regularly perform evaluations of our security program and continue to invest in our capabilities to keep clients, employees, and critical assets safe. The Chief Information Officer is ultimately responsible for our cybersecurity program which includes the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect these information assets. We have implemented security monitoring capabilities designed to alert us to suspicious activity and developed an incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a breach. In addition, employees participate in ongoing mandatory trainings and receive communications regarding the cybersecurity environment to increase awareness throughout the firm.

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

Pzena Financial Services, LLC, our SEC registered broker-dealer subsidiary, is subject to the SEC's Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer's assets be kept in relatively liquid form.  At December 31, 2020, Pzena Financial Services, LLC had net capital of $419,230, which was $409,502 in excess of its net capital requirement of $9,728.

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

•

Poor market environment: We expect our business may generate lower revenue in a depressed equities market or general economic downturn, including the global decline in the markets during the second quarter of 2020 resulting from the COVID-19 pandemic and governmental measures taken in response thereto, as a result of depreciation of our AUM. Any decline in the market value of securities held in client portfolios due to such adverse conditions would reduce AUM and lead to a decrease in revenue. Investor sentiment in a poor equities market environment could also decrease inflows and increase outflows from our investment strategies in favor of investments perceived as more attractive.

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

•

Termination of significant relationships: Our clients can generally terminate our advisory agreements or reduce assets under management upon short notice and for any reason. Investors in the pooled funds that we manage may also redeem their investments in the funds at any time without prior notice. As of December 31, 2020, five client relationships represented 41% and 21% of our AUM and revenue, respectively, including one client relationship which represents approximately 20% and 7% of our AUM and revenue respectively. The termination of any of these relationships and outflow of money from our pooled funds could significantly reduce our revenue, and we may not be able to establish relationships with other clients in order to replace the lost revenue. There can also be no assurance that our agreements with respect to these relationships will remain in place going forward.

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

The success of our business largely depends on the participation of Richard S. Pzena and the other members of our Executive Committee. Their professional reputations, expertise in investing, and relationships with our clients and within the investing community in the U.S. and abroad are an important factor in our business strategy and attracting and retaining clients. There is no guarantee that they will not resign, join our competitors or form a competing company. The terms of the current operating agreement of our operating company restrict each of these individuals from competing with us or soliciting our clients or employees during the term of their employment with us and, in certain circumstances, for a certain period thereafter. The penalty for breach of these restrictive covenants may be the forfeiture of a number of Class B or Class B-1 units held by the individual, and his or her permitted transferees, as of the earlier of the date of his breach or the termination of his or her employment. Although we may seek specific performance of these restrictive covenants, there can be no assurance that we would be successful in obtaining this relief. After this post-employment restrictive period, we may not be able to prohibit them from competing with us or soliciting our clients or employees. Furthermore, we do not carry any "key man" insurance that would provide us with proceeds in the event of the death or disability of any of the above mentioned employees.

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

The potential inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses and potentially raise regulatory issues.  In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we may need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, our operations, however there is no guarantee that our expansions will be sufficient to accommodate our needs nor that we can continue to upgrade and expand these capabilities successfully.  Additionally, there may be additional costs and/or cybersecurity risk associated with remote working in response to the COVID pandemic.  To the extent remote working continues after the pandemic, our systems may require additional expansions to accommodate a flexible work environment.

A change of control could result in termination of our investment advisory or sub-investment advisory agreements.

Pursuant to the Investment Company Act, each of the investment advisory or sub-investment advisory agreements for the SEC-registered mutual funds that we advise will automatically terminate upon their deemed “assignment,” and a fund’s board and shareholders must approve a new agreement in order for us to continue to act as its investment adviser or sub-investment adviser. In addition, pursuant to the Investment Advisers Act, each of our investment advisory agreements for the separate accounts we manage contains a provision that states that the agreement may not be “assigned” without the consent of the client. An "assignment," pursuant to both the Investment Company Act and the Investment Advisers Act, could be deemed to occur upon a sale or transfer of a controlling block of our voting securities. Such an assignment may be deemed to occur in the event that the holders of the Class B units of our operating company exchange enough of their Class B units for shares of our Class A common stock such that they no longer own a controlling interest in us. If such a deemed assignment occurs, there can be no assurance that we will be able to obtain the necessary consents from clients whose assets are managed pursuant to separate accounts, or the necessary approvals from the boards and shareholders of the SEC-registered funds that we sub-advise. Such assignment, actual or constructive, could adversely affect our ability to continue managing client accounts, resulting in the loss of AUM and a corresponding loss of revenue.

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

The United Kingdom (“U.K.”) and other European jurisdictions in which we operate have implemented the Markets in Financial Instruments Directive (“MiFID”) rules into national legislation.  MiFID II, which took effect on January 3, 2018, builds upon many initiatives introduced through MiFID which primarily focused on equity trading activity to migrate onto open and transparent markets.  MiFID II has been implemented through a number of more detailed directives, regulations and standards made by the European Commission and by the European Securities Markets Authority and, compliance with MiFID II may increase costs and affect the manner in which our businesses obtain investment research services.

The U.K. exited the E.U. effective January 31, 2020, subject to a transition period which ended December 31, 2020, (referred to as Brexit) and while we are enacting contingency plans to continue our business post-Brexit, we cannot guarantee that any of our Brexit contingency plans will succeed, in whole or in part. Additionally, our operating expenses may increase as we implement our Brexit contingency plans to continue our business in the U.K. and E.U. in the short and/or long term.

A growing focus on privacy regulations across jurisdictions, including, the European Union’s General Data Protection Regulation (“GDPR”), South Africa’s Protection of Personal Information Act (“POPIA”) and in the U.S., federal and state laws, regulations, and guidance impacting consumer privacy, such as the California Consumer Privacy Act (“CCPA”), are increasing costs of operations and regulatory risks. The obligations and costs of complying with privacy laws and regulations including GDPR, POPIA and CCPA may impact our financial results.  Noncompliance with our legal obligations relating to privacy and data protection across various jurisdictions could result in penalties, legal proceedings by governmental entities or affected individuals, and significant legal, reputational and financial exposure

We also face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations, and judicial or administrative proceedings that may result in substantial penalties. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us, and are not designed to protect our stockholders. Any regulatory and legislative actions and reforms affecting the investment advisory industry may negatively impact earnings by increasing our costs of operations.

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

We also strive to understand the protective measures of our third-party vendors and ensure that we have complementary user controls in place to mitigate risk, however our information technology systems may still be vulnerable to unauthorized access or may be corrupted by cyber-attacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. This may be especially true to the extent remote work continues after the pandemic and our employees, as well as those of our third-party vendors’, may begin or continue to work remotely.  Although we take precautions to password protect and/or encrypt our electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly consequences to us. A breach of our technology systems could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents and legal costs resulting from the incident. Moreover, loss of confidential customer information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under laws that protect confidential data, resulting in loss of revenue.

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

Risks Related to Our Investment Strategy Process and Performance Risk

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

Our global and non-U.S. strategies, which together represented $28.5 billion and $24.5 billion of our AUM as of December 31, 2020 and 2019, respectively, are primarily invested in securities of companies located outside the United States.  As of December 31, 2020, approximately 49% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar.  Investments in non-U.S. issuers may be affected by political, social and economic uncertainty affecting a country or region in which we are invested.  Many emerging financial markets are not as developed, or as efficient, as the U.S. financial market, and, as a result, liquidity may be reduced and price volatility may increase. The legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information in respect of such companies. These risks could adversely impact the performance of our strategies that are invested in securities of non-U.S. issuers. In addition, fluctuations in foreign currency exchange rates may affect investment return and AUM since we do not engage in currency hedging for these portfolios. Due to these factors, our AUM may fluctuate from one reporting period to another, causing volatility in earnings.

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

A portion of our investment advisory revenue is also derived from performance fees. We generally earn performance fees under certain client agreements according to the performance relative to an agreed-upon benchmark. This fee structure results in a lower base fee but allows for us to earn higher fees if the investment strategy outperforms the benchmark. Some performance-based fee arrangements include high-water mark provisions, which generally provide that if a client account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve the performance target for a particular period, we may not earn a performance fee for that period and for accounts with a high-water mark provision, our ability to earn future performance fees may be impaired. During fiscal year 2020, we earned $1.1 million in performance fees. During fiscal year 2019, we earned no performance fees.  An increase in performance-based fee arrangements with clients could create greater fluctuations in our revenue and earnings.

In addition, certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee or allow for an increase in the base fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. During the fiscal years 2020 and 2019, we recognized a net reduction in base fees in the amounts of $4.0 million and $0.8 million, respectively, related to fulcrum fee arrangements.  To the extent the three-year performance records of these accounts fluctuate relative to their relevant benchmarks, the amount of base fees recognized may vary.

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

Our investment strategies subject us to the risks that the companies in which we invest may be exposed to catastrophic events, including natural disasters, pandemics (e.g., COVID) and other international health emergencies, weather-related events, terrorist attacks and other disruptions.

We invest in companies globally that may encounter disruptions involving power, communications, transportation, travel or other utilities or essential services on which they depend to conduct business. This could include disruptions as the result of natural disasters, pandemics, other international health emergencies, or weather-related or similar events (such as fires, hurricanes, earthquakes, floods, landslides and other natural conditions including the effects of climate change), political instability, labor strikes or turmoil, or terrorist attacks. In particular, the COVID-19 pandemic has caused disruption in financial markets across the world with governments enacting quarantines, restrictions on travel and other measures affecting supply chains and general economic activity.  This disruption led to a decline in our assets under management in the middle of 2020 as a result of a decline in the performance of many of the companies in which we invest and weak market conditions.  While the financial markets and our assets under management have generally recovered, the effects of the COVID pandemic on the companies in which we invest continues to be uncertain and depend on future developments that remain unpredictable. Successive waves or mutations or variants of the virus may lead to an acceleration of the spread or worsening of the severity of thereof. The effectiveness of measures to combat the virus, including the development, production and distribution of vaccines and the public acceptance thereof remains uncertain. In recent years, several parts of the U.S. have sustained significant damage from natural disasters such as hurricanes, wildfires and/or landslides.  Additionally, Australia sustained significant damage from wildfires in recent years. Although we continue to assess the potential impact of such events on the companies in which we invest, there can be no assurance that these events may not adversely affect our investment and may lead one or more of our investment strategies to underperform. Such disruptions may affect our investment process by limiting our ability to complete our fundamental research in a timely manner.

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

The market price of our Class A common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. In addition, the trading volume of our Class A common stock may fluctuate and cause significant price variations to occur. Such variations may occur for a variety of reasons, which may be unrelated to the value of our business, including volatility resulting from broader macroeconomic and geopolitical conditions, as well as the impacts of market manipulation or irrational price activity resulting from a high volume of short-term trading. If the market price of our Class A common stock declines significantly, you may be unable to resell your shares of our Class A common stock at or above your purchase price, if at all. We cannot assure you that the market price of our Class A common stock may not fluctuate or decline significantly in the future.

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

During 2020, we established December 22, 2020 as an exchange date. Certain employee members, non-employee members and permitted transferees, elected to exchange an aggregate of 494,316 of their Class B units for an equivalent number of shares of our Class A common stock, which are freely tradable.  As of December 31, 2020, there remained 54,361,780 shares of our Class A common stock that have previously been registered in various registration statements filed with the SEC, which may be issued upon the exchange of currently outstanding Class B units as discussed above.  An additional 6,748,521 shares of Class A common stock are registered relating to Class B units that have not been issued. There are also shares of our Class A common stock registered in various registration statements filed with the SEC, which may be issued upon the exchange of 5,775,952 currently outstanding Class B-1 units as discussed above.  The number of such shares of our Class A common stock issuable upon exchange of currently outstanding Class B-1 units will depend on the market value of our Class A common stock at issuance of the relevant Class B-1 units and at the time of any such future exchange.

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

As of December 31, 2020, our Class B stockholders collectively hold approximately 94% of the combined voting power of our common stock. These stockholders consist of our founders, 48 of our other employees (directly or through their interests in Pzena Investment Management, LP), the estate planning vehicles of our founders and certain of our other employees, certain other members of our operating company, including one of our directors and his related entities, and former employees (directly or through their interests in Pzena Investment Management, LP). Holders of shares of our Class B common stock have entered into a Class B Stockholders’ Agreement with respect to all shares of Class B common stock then held by them and any additional shares of Class B common stock they may acquire in the future. Pursuant to this agreement, they may vote these shares of Class B common stock together on all matters submitted to a vote of our common stockholders. To the extent that we cause our operating company to issue additional Class B units, which may be granted, subject to vesting, to our employees pursuant to the PIM LLC 2006 Equity Incentive Plan, these employees will be entitled to receive an equivalent number of shares of our Class B common stock, subject to the condition that they agree to enter into this Class B Stockholders’ Agreement. Each share of our Class B common stock entitles its holder to five votes per share for so long as the Class B stockholders collectively hold 20% of the total number of shares of our common stock outstanding. When a Class B unit is exchanged for a share of our Class A common stock, an unvested Class B unit is forfeited due to the employee holder’s failure to satisfy the conditions of the award agreement pursuant to which it was granted, or any Class B unit is forfeited as a result of a breach of any restrictive covenants contained in our operating company’s amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed by us.

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

General Risks

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

Our ability to conduct our business may be materially adversely impacted by catastrophic events, including natural disasters, pandemics (including COVID) and other international health emergencies, weather-related events, terrorist attacks, and other disruptions.

We may encounter disruptions involving power, communications, transportation, travel or other utilities or essential services depended on by us or by third parties with whom we conduct business. This could include disruptions as the result of natural disasters, pandemics, other international health emergencies, or weather-related or similar events (such as fires, hurricanes, earthquakes, floods, landslides and other natural conditions including the effects of climate change), political instability, labor strikes or turmoil, or terrorist attacks. In 2020, we, along with the rest of the world had to adapt our business in response to the COVID pandemic. In recent years, several parts of the U.S. also sustained significant damage from natural disasters such as hurricanes, wildfires and/or landslides.  Additionally, Australia sustained significant damage from wildfires in recent years. Similar potential disruptions may occur in any of the locations in which we or our clients do business. We continue to assess the potential impact on our investments and clients of such events, and what impact, if any, these events could have on our businesses, financial condition, results of operations and prospects. While we have in place business continuity plans that address potential impacts of the COVID pandemic to our personnel and our facilities, and technologies that enable our personnel to work remotely, there is no guarantee that or plans will continue to be effective or appropriate. While our employees have to date been able to work remotely, operational challenges may arise in the future, which may reduce our organizational efficiency or effectiveness, and increase operational, compliance and cybersecurity risks. In addition, because most of our employees have not previously worked remotely for an extended period of time, we are unsure of the impact that the remote work environment and lack of in-person meetings with colleagues, clients and the companies we invest in will have on the growth of our business and the results of our operations.

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

Our Class A common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “PZN.” As of March 9, 2021, there were approximately 33 record holders of our Class A common stock and 34 record holders of our Class B common stock. These numbers do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.

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

Issuer Purchases of Equity Securities

On April 24, 2012, our Board of Directors authorized us to repurchase an aggregate of $10.0 million of our outstanding Class A common stock in the open market and Class B units of the operating company in private transactions in accordance with applicable securities laws.  On February 5, 2014, the Board of Directors authorized us to repurchase an additional $20.0 million of our outstanding Class A common stock and Class B units of the operating company.  On April 19, 2018, the Company announced that its Board of Directors approved an additional increase of $30.0 million in the aggregate amount authorized under the program.  The timing, number, and value of common shares and units repurchased are subject to our discretion.  Our share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, or for any reason.  Shares repurchased under the repurchase program during the fourth quarter of 2020 are as follows:

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
October 1, 2020 through October 31, 2020	15,127	$5.21	15,127	$10.6
November 1, 2020 through November 30, 2020	4,401	5.39	4,401	10.6
December 1, 2020 through December 31, 2020	—	—	—	10.5
Total	19,528	$5.25	19,528	$10.5

(1)

The dollar amount in the column entitled "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs," reflects the remainder of the program and also reflects the repurchase of 12,374 of the operating company's Class B units during December 2020 for an average price of $6.05 per unit.  Class B units are repurchased at fair value determined by reference to our Class A common stock on the date of the transaction since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis and adjusted for the impact of award terms on the value of the award.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this annual report for disclosure relating to our equity compensation plans. The information required to be reported in such item will be included in the Company’s 2021 Proxy Statement and is incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical consolidated financial data of Pzena Investment Management, Inc. The selected consolidated statements of operations data for the years ended December 31, 2020 and 2019 and the selected consolidated statements of financial condition data as of December 31, 2020 and 2019, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements included in this Annual Report.

The selected consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016, and the selected consolidated statements of financial condition as of December 31, 2018, 2017 and 2016, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements not included in this report.

You should read the following selected historical consolidated financial data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the related notes included in this Annual Report.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share amounts)
Statements of Operations Data:
REVENUE
Management Fees	$137,541	$149,691	$150,700	$138,136	$108,129
Performance Fees	1,078	1,055	2,879	3,159	207
Total Revenue	138,619	150,746	153,579	141,295	108,336
EXPENSES
Cash Compensation and Benefits	55,288	58,016	51,600	48,722	41,397
Other Non-Cash Compensation	13,199	30,093	9,819	10,182	6,933
Total Compensation and Benefits Expense	68,487	88,109	61,419	58,904	48,330
General and Administrative Expenses	14,859	16,973	13,405	13,337	12,788
TOTAL OPERATING EXPENSES	83,346	105,082	74,824	72,241	61,118
Operating Income	55,273	45,664	78,755	69,054	47,218
Other Income/ (Expense)	552	5,607	(2,658)	25,608	(48,042)
INCOME BEFORE INCOME TAXES	55,825	51,271	76,097	94,662	(824)
Income Tax Provision	4,287	5,795	7,778	34,512	(54,475)
Consolidated Net Income	51,538	45,476	68,319	60,150	53,651
Less: Net Income Attributable to Non-Controlling Interests	42,664	37,014	54,525	53,242	37,472
NET INCOME Attributable to Pzena Investment Management, Inc.	$8,874	$8,462	$13,794	$6,908	$16,179
Per Share Data[1]:
Net Income for Basic Earnings per Share	$8,874	$8,462	$13,794	$6,908	$16,179
Basic Earnings per Share	$0.52	$0.47	$0.78	$0.40	$1.01
Basic Weighted Average Shares Outstanding	17,208,174	17,945,686	17,678,874	17,338,348	15,962,902

Net Income for Diluted Earnings per Share	$40,766	$34,046	$55,347	$40,064	$39,600
Diluted Earnings per Share[2]	$0.52	$0.46	$0.77	$0.40	$0.58
Diluted Weighted Average Shares Outstanding	79,143,710	74,199,308	71,934,144	70,934,362	68,849,172

Cash Dividends Declared Per Share	$0.55	$0.58	$0.51	$0.37	$0.41

(1)

Pursuant to our equity incentive plans, the Company issues shares of Class A common stock, the operating company issues Class B units that have non-forfeitable dividend rights, and the operating company issues Class B-1 units that are entitled to receive distributions during the holders’ employment. Under the “two-class method,” these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

(2)

During the year ended December 31, 2017, the calculation of diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted earnings per share is assumed to be equal to basic earnings per share.

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Statements of Financial Condition Data:
Cash and Cash Equivalents	$65,534	$52,480	$38,099	$63,414	$43,522
TOTAL ASSETS	188,687	199,452	170,976	169,047	179,121
TOTAL LIABILITIES	79,732	91,242	71,968	69,758	97,787
Non-Controlling Interests	77,849	76,766	66,006	66,985	52,841
EQUITY	31,106	31,444	33,002	32,304	28,493

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At December 31, 2020, our AUM was approximately $43.3 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, certain private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our interest in our operating company’s net income.  As of December 31, 2020, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 24.2% and 75.8%, respectively, of the economic interests in the December 31, 2020 value of our operating company. As of December 31. 2020, the holders of our Class A common stock and the holders of Class B and Class B-1 units of our operating company held approximately 22.4%, 70.1%, and 7.5%, respectively, of the future income and distributions. For the year ended December 31, 2020, the weighted-average non-controlling interest of our operating company was 77.7%.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Our founders and certain of our employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B and B-1 units of our operating company.  As of December 31, 2020, through direct and indirect interests, our three founders; 48 other employee members; and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 50.1%, 6.1%, and 19.6% of the economic interests in the December 31, 2020 value of our operating company, respectively. As of December 31, 2020, through direct and indirect interests, our three founders; 48 other employee members; and certain former employees, collectively held 46.3%, 13.1%, and 18.2% of the future income and distributions of our operating company.

Net Income

GAAP diluted net income and GAAP diluted earnings per share were $40.8 million and $0.52, respectively, for the year ended December 31, 2020, and $34.0 million and $0.46, respectively, for the year ended December 31, 2019.

In evaluating the results of operations, management also reviews non-GAAP as adjusted measures of earnings, which are adjusted to exclude accounting items that add a measure of non-operational complexity which obscures the underlying performance of the business. For the twelve months ended December 31, 2020, no adjustments were made to GAAP earnings. For the twelve months ended December 31, 2019, earnings were adjusted to exclude non-recurring Compensation and Benefits expenses, the vast majority of which were related to the issuance of certain unit-based and other awards to a number of the firm’s key contributors pursuant to the terms of our equity incentive plans, in addition to costs related to certain employee departures. We believe that these adjustments, and the as adjusted measures derived from them, provide information to better analyze our operations between periods, and over time.  Investors should consider these as adjusted measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

As adjusted diluted net income and as adjusted diluted earnings per share were $40.8 million and $0.52, respectively, for the year ended December 31, 2020, and $54.1 million and $0.73, respectively, for the year ended December 31, 2019.  GAAP and as adjusted net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our GAAP and as adjusted net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to our tax receivable agreement and the associated liability to selling and converting shareholders and other adjustments. The as adjusted historical tax rate used to calculate the as adjusted diluted net income for the year ended December 31, 2019 also excludes the impact of the non-recurring charges recognized in operating expenses.  Our GAAP effective tax rate, exclusive of these adjustments, was 24.8% for the year ended December 31, 2020 and 30.0% for the year ended December 31, 2019. Our as adjusted effective tax rate, exclusive of these adjustments, was 24.8% for the year ended December 31, 2020 and 24.4% for the year ended December 31, 2019.  See “Operating Results — Income Tax Expense” below.

A reconciliation of the as adjusted measures to the most comparable GAAP measures is included below:

	For the Years Ended December 31,
	2020	2019
	(in thousands, except share and per share amounts)
GAAP Net Income Attributable to Pzena Investment Management, Inc.	$8,874	$8,462
Change due to Non-Recurring Compensation and Benefits Expense[1]	—	5,764
Tax Impact due to Non-Recurring Compensation and Benefits Expense[1]	—	(481)
As Adjusted Net Income Attributable to Pzena Investment Management, Inc.	$8,874	$13,745

Basic Weighted Average Shares Outstanding	17,208,174	17,945,686
GAAP Basic Earnings per Share	$0.52	$0.47
Change due to Non-Recurring Compensation and Benefits Expense[1]	—	0.32
Tax Impact due to Non-Recurring Compensation and Benefits Expense[1]	—	(0.02)
As Adjusted Basic Earnings per Share	$0.52	$0.77

GAAP Net Income for Diluted Earnings per Share	$40,766	$34,046
Change due to Non-Recurring Compensation and Benefits Expense[1]	—	22,719
Tax Impact due to Non-Recurring Compensation and Benefits Expense[1]	—	(2,662)
As Adjusted Net Income for Diluted Earnings per Share	$40,766	$54,103

Diluted Weighted Average Shares Outstanding	79,143,710	74,199,308
GAAP Diluted Earnings per Share	$0.52	$0.46
Change due to Non-Recurring Compensation and Benefits Expense[1]	—	0.31
Tax Impact due to Non-Recurring Compensation and Benefits Expense[1]	—	(0.04)
As Adjusted Diluted Earnings per Share	$0.52	$0.73

1

Reflects the impact of non-recurring compensation and benefits expenses incurred in the fourth quarter of 2019, primarily driven by the one-time issuance of certain unit-based and other awards to a number of the firm’s key contributors pursuant to the terms of our equity incentive plans in addition to costs related to certain employee departures.

2	Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Certain of our clients pay us performance fees according to the performance of their accounts relative to certain agreed-upon benchmarks, which results in a lower base fee, but allows for us to earn higher fees if the relevant investment strategy outperforms the agreed-upon benchmark.  Some performance-based fee arrangements include high-water mark provisions, which generally provide that if a client account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees.  Fulcrum fee arrangements related to one client relationship require a reduction in the base fee or allow for an increase in the base fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark.

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

Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees' and outside investors' direct and indirect interests in our operating company (as noted in "Item 1 — Business — Overview"), we have reflected their membership interests as a non-controlling interest in our consolidated financial statements.  As of December 31, 2020, the holders of our Class A common stock and the holders of Class B units of our operating company held approximately 24.2% and 75.8%, respectively, of the economic interests in the December 31, 2020 value of the operating company. As of December 31, 2020, the holders of our Class A common stock and the holders of Class B and B-1 units of our operating company held approximately 22.4% and 77.6%, respectively, of the future income and distributions of our operating company. In addition, our operating company consolidates the results of operations of the private investment partnerships and Pzena-branded mutual funds over which we exercise a controlling influence.  Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

Operating Results

Assets Under Management and Flows

As of December 31, 2020, our approximately $43.3 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets.  The performance of our largest investment strategies as of December 31, 2020 is further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of December 31, 2020 and 2019:

	AUM at December 31,
Strategy	2020	2019
	(in billions)
U.S. Value Strategies
Large Cap Value	$9.2	$10.1
Mid Cap Value	2.6	3.7
Small Cap Value	2.2	1.8
Value	0.6	0.9
Other U.S. Strategies	0.2	0.2
Total U.S. Value Strategies	14.8	16.7

Global and Non-U.S. Value Strategies
Global Value	11.8	8.9
International Value	6.9	6.9
Emerging Markets Value	6.5	5.3
European Value	2.9	3.0
Other Global and Non-U.S. Strategies	0.4	0.4
Total Global and Non-U.S. Value Strategies	28.5	24.5
Total	$43.3	$41.2

	AUM at December 31,
Account Domicile	2020	2019
	(in billions)
U.S.	$26.5	$27.0
Non-U.S.	16.8	14.2
Total	$43.3	$41.2

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to December 31, 2020, and in the five-year, three-year, and one-year periods ended December 31, 2020, relative to the performance of the market index which is often used by our clients to compare the performance of the relevant investment strategy.

	Period Ended December 31, 2020[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (July 2012)
Annualized Gross Returns	11.4%	8.9%	2.5%	-1.4%
Annualized Net Returns	11.3%	8.8%	2.3%	-1.5%
Russell 1000® Value Index	11.3%	9.7%	6.1%	2.8%
International Value (November 2008)
Annualized Gross Returns	9.5%	7.1%	1.9%	5.8%
Annualized Net Returns	9.1%	6.7%	1.5%	5.4%
MSCI EAFE® Index – Net/U.S.$[2]	7.6%	7.4%	4.3%	7.8%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	4.1%	12.9%	4.2%	10.0%
Annualized Net Returns	3.2%	12.1%	3.5%	9.2%
MSCI® Emerging Markets Index – Net/U.S.$[2]	2.7%	12.8%	6.2%	18.3%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.0%	8.8%	1.5%	-1.5%
Annualized Net Returns	6.6%	8.4%	1.1%	-1.8%
Russell 1000® Value Index	6.9%	9.7%	6.1%	2.8%
Global Value (January 2010)
Annualized Gross Returns	8.3%	8.7%	3.1%	4.4%
Annualized Net Returns	7.9%	8.3%	2.7%	4.1%
MSCI® World Index – Net/U.S.$[2]	10.0%	12.2%	10.5%	15.9%
European Focused Value (August 2008)
Annualized Gross Returns	4.7%	5.5%	-2.1%	0.3%
Annualized Net Returns	4.4%	5.1%	-2.5%	-0.2%
MSCI® Europe Index – Net/U.S.$[2]	3.3%	6.8%	3.6%	5.4%
Global Focused Value (January 2004)
Annualized Gross Returns	5.8%	8.5%	2.2%	3.7%
Annualized Net Returns	5.1%	7.9%	1.7%	3.2%
MSCI® All Country World Index – Net/U.S.$[2]	7.9%	12.3%	10.1%	16.3%
Mid Cap Value (April 2014)
Annualized Gross Returns	7.0%	8.9%	1.9%	4.6%
Annualized Net Returns	6.8%	8.7%	1.7%	4.5%
Russell Mid Cap® Value Index	7.7%	9.7%	5.4%	5.0%
Focused Value (January 1996)
Annualized Gross Returns	10.0%	8.1%	0.4%	-0.1%
Annualized Net Returns	9.3%	7.6%	-0.1%	-0.8%
Russell 1000® Value Index	8.8%	9.7%	6.1%	2.8%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	12.8%	9.0%	3.7%	1.4%
Annualized Net Returns	11.6%	8.0%	2.7%	0.5%
Russell 2000® Value Index	9.3%	9.7%	3.7%	4.6%
International Focused Value (January 2004)
Annualized Gross Returns	6.4%	8.0%	1.9%	5.7%
Annualized Net Returns	5.7%	7.4%	1.4%	5.1%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	6.4%	8.9%	4.9%	10.7%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	12.1%	10.3%	3.4%	7.8%
Annualized Net Returns	11.3%	9.6%	2.7%	7.1%
Russell Mid Cap® Value Index	10.0%	9.7%	5.4%	5.0%

1	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

2	Net of applicable withholding taxes and presented in U.S.$.

Large Cap Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn generally from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in July 2012.  At December 31, 2020, the Large Cap Value strategy generated a one-year annualized gross return of (1.4)%, underperforming its benchmark.  The top detracting sectors were the energy and health sectors.

International Value.  This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn generally from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.  This strategy was launched in November 2008.  At December 31, 2020, the International Value strategy generated a one-year annualized gross return of 5.8%, underperforming its benchmark. The top detracting sectors were the energy, financial services, and consumer discretionary sectors, partially offset by the performance of the industrials and materials sectors.

Emerging Markets Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn generally from a universe of 1,500 of the largest emerging market companies, based on market capitalization.  This strategy was launched in January 2008.  At December 31, 2020, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of 10.0%, underperforming its benchmark.  The top detracting sectors included the utilities, financial services, and industrials sectors, partially offset by the performance of the consumer staples sector.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn generally from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in October 2000.  At December 31, 2020, the Large Cap Focused Value strategy generated a one-year annualized gross return of (1.5)%, underperforming its benchmark. The top detracting sectors included the technology, energy, and industrials sectors.

Global Value.  This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn generally from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2010.  At December 31, 2020, the Global Value strategy generated a one-year annualized gross return of 4.4%, underperforming its benchmark. The top detracting sectors included the information technology, financial services, and consumer discretionary sectors, partially offset by the performance of the industrials and materials sectors.

European Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn generally from a universe of 750 of the largest European companies, based on market capitalization.  This strategy was launched in August 2008.  At December 31, 2020, the European Focused Value strategy generated a one-year annualized gross return of 0.3%, underperforming its benchmark.  The top detracting sectors included the financial services, consumer staples, and energy sectors, partially offset by the performance of the materials sector.

Global Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn generally from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2004.  At December 31, 2020, the Global Focused Value strategy generated a one-year annualized gross return of 3.7%, underperforming its benchmark.  The top detracting sectors included the information technology, financial services, and consumer discretionary sectors, partially offset by the performance of the industrials sector.

Mid Cap Value.  This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn generally from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in April 2014.  At December 31, 2020, the Mid Cap Value strategy generated a one-year annualized gross return of 4.6%, underperforming its benchmark.  The top detracting sectors included the energy, technology, and health care sectors, partially offset by the performance of the financial services, real estate, and consumer discretionary sectors.

Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn generally from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in January 1996.  At December 31, 2020, the Focused Value strategy generated a one-year annualized gross return of (0.1)%, underperforming its benchmark. The top detracting sectors included the health care and technology sectors, partially offset by the performance of the financial services sector.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn generally from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization.  This strategy was launched in January 1996.  At December 31, 2020, the Small Cap Focused Value strategy generated a one-year annualized gross return of 1.4%, underperforming its benchmark. The top detracting sectors included the health care, energy, and technology sectors, partially offset by the performance of the real estate sector.

International Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn generally from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.  This strategy was launched in January 2004.  At December 31, 2020, the International Focused Value strategy generated a one-year annualized gross return of 5.7%, underperforming its benchmark.  The top detracting sectors were the financial services, information technology, and consumer discretionary sectors, partially offset by the performance of the industrials sector.

Mid Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn generally from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in September 1998.  At December 31, 2020, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 7.8%, outperforming its benchmark.  The top contributing sectors included the financial services, real estate, and consumer discretionary sectors, partially offset by the underperformance of the technology, energy, and health care sectors.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our separately managed accounts, sub-advised accounts and Pzena funds for the years ended December 31, 2020 and 2019 is described below. Inflows are composed of the investment of new or additional assets by new or existing clients. Outflows consist of redemptions of assets by existing clients.

	For the Years Ended December 31,
Assets Under Management	2020	2019
	(in billions)
Separately Managed Accounts
Assets
Beginning of Period	$16.4	$12.6
Inflows	1.8	3.2
Outflows	(1.7)	(2.0)
Net Flows	0.1	1.2
Market Appreciation/(Depreciation)	0.3	2.5
Foreign Exchange[1]	0.5	0.1
End of Period	$17.3	$16.4
Sub-Advised Accounts
Assets
Beginning of Period	$22.4	$18.8
Inflows	5.0	3.0
Outflows	(4.6)	(3.4)
Net Flows	0.4	(0.4)
Market Appreciation/(Depreciation)	0.2	4.0
Foreign Exchange[1]	0.3	—
End of Period	$23.3	$22.4
Pzena Funds
Assets
Beginning of Period Assets	$2.4	$2.0
Inflows	0.5	0.4
Outflows	(0.5)	(0.4)
Net Flows	-	-
Market Appreciation/(Depreciation)	0.2	0.4
Foreign Exchange[1]	0.1	—
End of Period	$2.7	$2.4
Total
Assets
Beginning of Period	$41.2	$33.4
Inflows	7.3	6.6
Outflows	(6.8)	(5.8)
Net Flows	0.5	0.8
Market Appreciation/(Depreciation)	0.7	6.9
Foreign Exchange[1]	0.9	0.1
End of Period	$43.3	$41.2

1	Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

During the year ended December 31, 2020, our AUM increased $2.1 billion, or 5.1%, from $41.2 billion at December 31, 2019. This increase is due to foreign exchange movements, market appreciation and net inflows during the year ended December 31, 2020.

At December 31, 2020, we managed $17.3 billion in separately managed accounts, $23.3 billion in sub-advised accounts, and $2.7 billion in Pzena funds, for a total of $43.3 billion in assets.  For the year ended December 31, 2020, we experienced $0.7 billion in market appreciation and total gross inflows of $7.3 billion, which were partially offset by total gross outflows of $6.8 billion.  Assets in separately managed accounts increased by $0.9 billion, or 5.5%, from $16.4 billion at December 31, 2019, due to an increase associated with foreign exchange movements of $0.5 billion, $0.3 billion in market appreciation and $1.8 billion in gross inflows, partially offset by $ 1.7 billion in gross outflows.  Assets in sub-advised accounts increased by $0.9 billion, or 4.0%, from $22.4 billion at December 31, 2019, due to an increase associated with foreign exchange movements of $0.3 billion, $0.2 billion in market appreciation and $5.0 billion in gross inflows, partially offset by $4.6 billion in gross outflows.  Assets in Pzena funds increased by $0.3 billion, or 12.5%, from $2.4 billion at December 31, 2019 as a result of $0.2 billion in market appreciation and an increase of $0.1 billion associated with foreign exchange movements.

At December 31, 2019, we managed $16.4 billion in separately managed accounts, $22.4 billion in sub-advised accounts, and $2.4 billion in Pzena funds, for a total of $41.2 billion in assets.  For the year ended December 31, 2019, we experienced $7.0 billion in market appreciation and total gross inflows of $6.6 billion, which were partially offset by total gross outflows of $5.8 billion. Assets in separately managed accounts increased by $3.8 billion, or 30.2%, from $12.6 billion at December 31, 2018, due to $2.5 billion in market appreciation, an increase of $0.1 billion associated with foreign exchange movements, and $3.2 billion in gross inflows, partially offset by $ 2.0 billion in gross outflows.  Assets in sub-advised accounts increased by $3.6 billion, or 19.1%, from $18.8 billion at December 31, 2018, due to $4.0 billion in market appreciation and $3.0 billion in gross inflows, partially offset by $3.4 billion in gross outflows. Assets in Pzena funds increased by $0.4 billion, or 20.0%, from $2.0 billion at December 31, 2018 as a result of $0.4 billion in gross inflows and $0.4 billion in market appreciation, partially offset by $0.4 billion in gross outflows.

Revenue

Our revenue from advisory fees earned on our separately managed accounts, sub-advised accounts and Pzena funds for the two years ended December 31, 2020 is described below:

	For the Years Ended December 31,
Revenue	2020	2019
	(in thousands)
Separately Managed Accounts	$74,725	$76,210
Sub-Advised Accounts	48,714	58,911
Pzena Funds	15,180	15,625
Total	$138,619	$150,746

Year Ended December 31, 2020 versus December 31, 2019

Our total revenue decreased $12.1 million, or 8.0%, to $138.6 million for the year ended December 31, 2020 from $150.7 million for the year ended December 31, 2019.  This change was primarily driven by the variance in AUM levels in 2020 compared to 2019.  For the years ended December 31, 2020 and 2019, we recognized a net reduction of base fees in the amount of $4.0 million and $0.8 million, respectively, related to fulcrum fee arrangements. We recognized $1.1 million in performance fees during the year ended December 31, 2020, and recognized no performance fees during the year ended December 31, 2019.  Average AUM also decreased 5.9% to $34.8 billion for the year ended December 31, 2020 from $37.0 billion for the year ended December 31, 2019.

Our weighted average fee rates were 0.398% and 0.409% for the years ended December 31, 2020 and 2019, respectively.  Average assets in separately managed accounts was $14.0 billion for each of the years ended December 31, 2020, and 2019, and had weighted average fees of 0.534% and 0.543% for the years ended December 31, 2020 and 2019, respectively.  Average assets in sub-advised accounts decreased 8.8% to $18.7 billion for the year ended December 31, 2020, from $20.5 billion for the year ended December 31, 2019, and had weighted average fees of 0.261% and 0.287% for the years ended December 31, 2020 and 2019, respectively. The decrease in weighted average fee rates for assets in sub-advised accounts is related to the impact of fulcrum fees and the decrease in performance fees recognized in 2019. Average assets in Pzena funds decreased 8.7% to $2.1 billion for the year ended December 31, 2020, from $2.3 billion for the year ended December 31, 2019, and had weighted average fees of 0.709% and 0.688% for the years ended December 31, 2020 and 2019, respectively. The increase in weighted average fee rates for Pzena funds is driven by an increase in assets in products and strategies that typically carry higher fee rates and a decrease in expense cap reimbursements.

Expenses

Our operating expense is driven primarily by our compensation costs.  The table below describes the components of our operating expense for the years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
	2020	2019
	(in thousands)
Cash Compensation and Other Benefits	$55,288	$58,016
Other Non-Cash Compensation	13,199	30,093
Total Compensation and Benefits Expense	68,487	88,109
General and Administrative Expense	14,859	16,973
Total Operating Expenses	$83,346	$105,082

Year Ended December 31, 2020 versus December 31, 2019

Total operating expenses decreased by $21.7 million, or 20.7%, to $83.3 million for the year ended December 31, 2020, from $105.1 million for the year ended December 31, 2019.

Compensation and benefits expense decreased by $19.6 million, or 22.3%, to $68.5 million for the year ended December 31, 2020, from $88.1 million for the year ended December 31, 2019.  This decrease is driven by non-recurring compensation and benefits expenses of $22.7 million in 2019, the vast majority of which are related to the issuance of certain unit-based and other awards to a number of the firm’s key contributors pursuant to the terms of our equity incentive plans, in addition to costs related to certain employee departures. Excluding these non-recurring expenses, the increase in compensation and benefits expense reflects an increase in compensation.

General and administrative expense decreased by $2.1 million, or 12.5%, to $14.9 million for the year ended December 31, 2020, from $17.0 million for the year ended December 31, 2019. The decrease in general and administrative expense reflects decreases in travel and entertainment and professional fees.

Other Income

Year Ended December 31, 2020 versus December 31, 2019

Other income of $0.6 million for the year ended December 31, 2020 consisted primarily $0.6 million in net realized and unrealized gains from investments, $0.9 million in equity in the losses of affiliates, and $0.8 million in interest and dividend income.  Other income of $5.6 million for the year ended December 31, 2019 consisted primarily of $2.0 million in equity in the earnings of affiliates and $2.3 million in net realized and unrealized gains from investments, partially offset by $1.4 million in interest and dividend income.

Income Tax Expense

For the years ended December 31, 2020 and 2019, components of income tax expense are as follows:

	For the Years Ended December 31,
	2020	2019
	(in thousands)
Unincorporated and Other Business Tax Expenses	$858	$1,287
Corporate Income Tax Expense	3,429	4,508
Total Income Tax Expense	$4,287	$5,795

Our results for the year ended December 31, 2019 include the effects of certain non-recurring compensation and benefits expenses. Details of corporate tax expenses excluding these items and reconciliations between our GAAP and as adjusted corporate tax items are as follows:

	For the Years Ended December 31,
	2020	2019
	(in thousands)
Corporate Tax Expense	$3,429	$4,508
Less: Impact of Non-Recurring Compensation and Benefits Expense	—	481
As adjusted Corporate Income Tax Expense	$3,429	$4,989

As adjusted income before corporate income taxes used to calculate our income before income taxes for the years ended December 31, 2020 and 2019 are as follows:

	For the Years Ended December 31,
	2020	2019
	(in thousands)
GAAP Income Before Income Taxes	$55,825	$51,271
Non-Recurring Compensation and Benefits Expense	—	22,719
Unincorporated and Other Business Taxes	(858)	(1,287)
As Adjusted Net Income Attributable to Non-Controlling Interests of the Operating Company	(42,421)	(53,525)
Non-Controlling Interests of Consolidated Subsidiaries	(243)	(444)
As Adjusted Income before Corporate Income Taxes	$12,303	$18,734

GAAP Net Income Attributable to Non-Controlling Interests of the Operating Company	$42,421	$36,570
Add back: Effect of Non-Recurring Compensation and Benefits Expense	—	16,955
As Adjusted Net Income Attributable to Non-Controlling Interests of the Operating Company	$42,421	$53,525

Our GAAP effective tax rate was 28.2%, and 34.7% for the years ended December 31, 2020 and 2019, respectively, and was determined as follows:

	For the Years Ended December 31,
	2020		2019
	Tax	% of GAAP Pre-tax Income	Tax	% of GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$2,539	21.0%	$2,724	21.0%
State and Local Taxes, Net of Federal Benefit	462	3.8%	389	3.0%
Impact of Permanent Differences	-	0.0%	781	6.0%
Prior Period and Other Adjustments	428	3.4%	614	4.7%
GAAP Effective Taxes	$3,429	28.2%	$4,508	34.7%

Our as adjusted effective tax rate was 28.2%, and 26.5% for the years ended December 31, 2020 and 2019, respectively, and was determined as follows:

	For the Years Ended December 31,
	2020		2019
	Tax	% of As Adjusted Pre-tax Income	Tax	% of As Adjusted Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$2,539	21.0%	$3,934	21.0%
State and Local Taxes, Net of Federal Benefit	462	3.8%	637	3.4%
Impact of Non-Recurring Compensation and Benefits Expense	-	0.0%	481	2.5%
Prior Period and Other Adjustments	428	3.4%	(63)	-0.4%
As adjusted Effective Taxes	$3,429	28.2%	$4,989	26.5%

Year Ended December 31, 2020 versus December 31, 2019

Income tax expense was $4.3 million for the year ended December 31, 2020, compared to $5.8 million for the year ended December 31, 2019.  Tax expense for the year ended 2019 also includes the impact of $22.7 million of non-recurring expenses.

Net Income Attributable to Non-Controlling Interests

Year Ended December 31, 2020 versus December 31, 2019

Net income attributable to non-controlling interests was $42.7 million for the year ended December 31, 2020, and consisted of $42.4 million associated with our employees' and outside investors' approximately 77.7% weighted-average interest in the income of the operating company, and approximately $0.2 million associated with our consolidated subsidiaries' interest in the gains of our consolidated subsidiaries.  Net income attributable to non-controlling interests was $37.0 million for the year ended December 31, 2019, and consisted of $36.6 million associated with our employees’ and outside investors’ approximately 74.4% weighted-average interest in the income of the operating company, and approximately $0.4 million associated with our consolidated subsidiaries’ interest in the losses of our consolidated subsidiaries. The operating company allocation for the year ended December 31, 2019 included a $17.0 million expense associated with the $22.7 million one-time compensation and benefits expenses recognized in the fourth quarter of 2019. Excluding the effect of these one-time items, the change in net income attributable to non-controlling interests primarily reflects the decrease in net income of the operating company for the year ended December 31, 2020, partially offset by an increase in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B and Class B-1 units awarded by our compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the year ended December 31, 2020, our average AUM and revenues decreased by 5.9% and 8.0%, respectively, compared to our average AUM and revenues for the year ended December 31, 2019.  At December 31, 2020, our cash was $65.5 million, inclusive of $6.2 million in cash held by our consolidated subsidiaries.  We also had $7.3 million in an open-ended mutual fund that can be sold to meet future cash flow needs and approximately $14.2 million in investments set aside to satisfy our obligations under our deferred compensation programs.  Advisory fees receivable was $36.5 million.

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

Cash Flows

Year Ended December 31, 2020 versus December 31, 2019

Cash, cash equivalents and restricted cash increased $13.1 million to $66.6 million in 2020 compared to $53.5 million in 2019.  Net cash provided by operating activities decreased $27.3 million in 2020 to $51.3 million from $78.6 million in 2019.  The decrease primarily reflects a decrease in the levels of non-cash compensation, equity in the earnings of affiliates, net realized and unrealized gains and losses from investments, as well as changes in operating assets and liabilities and working capital.

Net cash provided by investing activities was $24.1 million in 2020 compared to $0.3 million in 2019.  The $23.8 million increase in cash provided by investing activities was primarily due to a $26.0 million increase in net sales of investments and a $1.2 million decrease in purchases of property and equipment, partially offset by a $3.4 million shift in payments to related parties.

Net cash used in financing activities decreased $2.2 million in 2020 to $62.3 million from $64.5 million in 2019. This decrease is primarily due to a $2.2 million increase in cash provided by sales of shares under the equity incentive plan and a $0.8 million decrease in dividends paid, partially offset by a $0.4 million increase in net distributions from non-controlling interests and a $0.4 million decrease in the repurchase and retirement of shares of Class A common stock and Class B units during 2020.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

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

Our revenue for the two years ended December 31, 2020 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange rates and equity prices. Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

The value of our AUM was $43.3 billion as of December 31, 2020. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our investment strategies, products, and client relationships, would cause an annualized increase or decrease in our revenues of approximately $17.6 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fee arrangements of 0.407%. There are differences in our fee rates across distribution channels, investment strategies and the size of client relationships. As such, a change in the composition of our AUM, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted average fee rates and thus different impact to revenues on the same 10% increase or decrease in the value of our AUM.

We are also subject to market risk due to a decline in the value of our holdings and the holdings of our consolidated subsidiaries, which as of December 31, 2020 consist primarily of equity securities at fair value, trading debt securities and investments in equity method investees. At December 31, 2020, the aggregate value of our assets subject to market risk was $34.1 million. At December 31, 2020, none of our liabilities were subject to market risk. Assuming a 10% increase or decrease, the fair value of these assets would increase or decrease by $3.4 million, at December 31, 2020.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts that we manage, thereby affecting the amount of revenues we earn. The value of our AUM was $43.3 billion as of December 31, 2020 and approximately 38% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 49% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we do not hedge an investment portfolio’s exposure to a non-U.S. currency.
We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming that 49% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $2.3 billion, which would cause an annualized increase or decrease in revenues of approximately $9.4 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fee arrangements of 0.407%.

We operate in several foreign countries, but mainly in the United Kingdom. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, although our revenues are predominately realized in U.S. dollar. We do not believe that foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

As of December 31, 2020, approximately $65.5 million of our total cash was primarily held in demand deposit accounts and money market funds. As such, interest rate changes would not have a material impact on the income we earn from these deposits. Our interest sensitive assets and liabilities include trading debt securities. At December 31, 2020, the aggregate value of our assets subject to interest rate risk was $7.3 million. Assuming a 10% increase or decrease, the fair value of these assets would increase or decrease by $0.7 million, at December 31, 2020.  In addition, the Company does not have any debt, and as a result does not have any direct exposure to interest rate risk at December 31, 2020.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the course of their review of our consolidated financial statements as of December 31, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report have issued an audit report on our internal control over financial reporting. This report appears on page F-2 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth under the proposal “Election of Directors” and under the heading "Other Matters" in the Company’s 2021 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2020 in connection with the solicitation of proxies for the Company’s 2021 annual meeting of shareholders and is incorporated herein by reference ("Company's 2021 Proxy Statement").

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

The information required by this Item will be set forth under the headings “Executive Compensation” and "2020 Non-Employee Director Compensation" in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth under the headings “Security Ownership of Principal Stockholders and Management,” and "Equity Compensation Plan Information," in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth under the heading “Related Party Transactions” and under the subheading “Director Independence” under the proposal "Election of Directors” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth under the proposal “Ratification of Independent Auditors” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

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

Exhibit	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Pzena Investment Management, Inc., effective as of May 23, 2017(1)
3.2	Second Amended and Restated Bylaws of Pzena Investment Management, Inc., effective as of January 15, 2016(2)
4.1	Form of Pzena Investment Management, Inc. Class A Common Stock Certificate(3)
4.2	Form of Exchange Rights of Class B Members(4)
4.3	Form of Exchange Rights of Class B-1 Members(4)
4.4	Resale and Registration Rights Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Holders named on the signature pages thereto(5)
4.5	Class B Stockholders’ Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and the Class B Stockholders named on the signature pages thereto(5)
4.6	Description of Capital Stock(4)
10.1

Amended and Restated Operating Agreement of Pzena Investment Management, LLC, dated as of December 30, 2019, by and among Pzena Investment Management, Inc. and the Class B Members named on the signature pages thereto(4)

10.2

Tax Receivable Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto(5)

10.3	Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan(6)

10.4	Pzena Investment Management, LLC Amended and Restated Bonus Plan, as amended, dated as of October 21, 2008(7)
10.5	Pzena Investment Management, Inc. 2007 Equity Incentive Plan, as amended, dated as of January 31, 2017(6)
10.6	Executive Employment Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and Richard S. Pzena(5)
10.7	Executive Employment Agreement for John P. Goetz, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and John P. Goetz(5)
10.8

Amended and Restated Executive Employment Agreement for William L. Lipsey, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and William L. Lipsey(5)

10.9	Indemnification Agreement for Richard S. Pzena, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard S. Pzena(5)
10.10	Indemnification Agreement for Steven M. Galbraith, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Steven M. Galbraith(5)
10.11	Indemnification Agreement for Joel M. Greenblatt, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Joel M. Greenblatt(5)
10.12	Indemnification Agreement for Richard P. Meyerowich, dated as of October 30, 2007, by and among Pzena Investment Management, Inc. and Richard P. Meyerowich(5)
10.13	Indemnification Agreement for John P. Goetz, dated as of May 17, 2011, by and among Pzena Investment Management, Inc. and John P. Goetz(8)
10.14	Indemnification Agreement for William L. Lipsey, dated as of May 17, 2011, by and among Pzena Investment Management, Inc. and William L. Lipsey(8)
10.15	Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan, dated as of July 21, 2009 (9)
10.16

Amendment to Executive Employment Agreement for Richard S. Pzena, dated as of November 1, 2012, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC, and Richard S. Pzena(10)

10.17	Amendment to Executive Employment Agreement for John P. Goetz, dated as of November 1, 2012, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC, and John P. Goetz(10)
10.18

Amendment to Amended and Restated Executive Employment Agreement for William L. Lipsey, dated as of November 1, 2012, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC, and William L. Lipsey(10)

10.19

Amendment, dated as of November 12, 2012, to Tax Receivable Agreement, dated as of October 30, 2007, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto (11)

10.20	Indemnification Agreement for Charles D. Johnston, dated as of February 5, 2014, by and among Pzena Investment Management, Inc. and Charles D. Johnston (12)
10.21	Lease, dated as of June 13, 2014, between Mutual of America Life Insurance Company, as Landlord and Pzena Investment Management, LLC, as Tenant (13)
10.22	Form of Class B-1 Unit Agreement – Immediate Vesting(4)
10.23	Amendment to the Pzena Investment Management, LLC Amended and Restated Bonus Plan, dated December 2, 2014(14)
10.24	Form of Unit-Based Award Agreement for Phantom Class B Units(14)
10.25	Form of Class B Unit Agreement - Delayed Exchange (14)
10.26	Form of Class B Unit-Based Agreement for Phantom Class B Units - Revised December, 2015(15)
10.27	Form of Class B Unit Agreement - Delayed Exchange - Revised December, 2015(15)
10.28	Amended and Restated Agreement of Limited Partnership of Pzena Investment Management, LP, dated as of December 30, 2019(4)
10.29	Form of Class B Unit Option Agreement - Delayed Exchange (16)

10.30

Amendment, dated as of December 18, 2017, to Tax Receivable Agreement, dated as of October 30, 2007, as amended by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto (16)

10.31

First Amendment of Lease dated November 8th, 2018 amending the Lease, dated as of June 13, 2014, between Mutual of America Life Insurance Company, as Landlord and Pzena Investment Management, LLC as Tenant(17)

10.32	Indemnification Agreement for Shavar Jeffries, dated as of January 26, 2021, by and among Pzena Investment Management, Inc. and Shavar Jeffries(18)
14.1	Code of Business Conduct and Ethics, effective as of October 25, 2007, amended as of June 30, 2020 (filed herewith)
14.2	Code of Ethics for Senior Financial Officers(19)
21.1	List of Subsidiaries of Pzena Investment Management, Inc. (filed herewith)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101

Materials from the Pzena Investment Management, Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations,

(iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and

(vi) related Unaudited Notes to the Consolidated Financial Statements, tagged in detail

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2017 (SEC File No. 001-33761).
(2)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2016 (SEC File No. 001-33761).
(3)

Previously filed as an exhibit to Amendment No. 4 of the Registration Statement on Form S-1 (No. 333-143660) of Pzena Investment Management, Inc., which was filed with the Securities and Exchange Commission on October 22, 2007.

(4)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2020 (SEC File No. 001-33761).
(5)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 5, 2007 (SEC File No. 001-33761).
(6)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2017 (SEC File No. 001-33761).
(7)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2008 (SEC File No. 001-33761).
(8)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012 (SEC File No. 001-33761).
(9)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009 (SEC File No. 001-33761).
(10)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2012 (SEC File No. 001-33761).
(11)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2013 (SEC File No. 001-33761).
(12)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2014 (SEC File No. 001-33761).
(13)	Previously filed as an exhibit to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2014 (SEC File No. 001-33761).

(14)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015 (SEC File No. 001-33761)
(15)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016 (SEC File No. 001-33761).
(16)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2018 (SEC File No. 001-33761).
(17)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2019 (SEC File No. 001-33761).
(18)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2021 (SEC File No. 001-33761).
(19)	Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 (SEC File No. 001-33761).

ITEM 16.	FORM OF 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pzena Investment Management, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2021

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

SIGNATURE	TITLE	DATE

/s/ Richard S. Pzena	Chairman, Chief Executive Officer, Co-Chief Investment Officer (principal executive officer)	March 9, 2021
Richard S. Pzena
/s/ Jessica R. Doran	Chief Financial Officer (principal financial and accounting officer)	March 9, 2021
Jessica R. Doran
/s/ John P. Goetz	President, Co-Chief Investment Officer, Director	March 9, 2021
John P. Goetz
/s/ William L. Lipsey	President, Head of Business Development and Client Service, Director	March 9, 2021
William L. Lipsey
/s/ Steven M. Galbraith	Director	March 9, 2021
Steven M. Galbraith
/s/ Joel M. Greenblatt	Director	March 9, 2021
Joel M. Greenblatt
/s/ Richard P. Meyerowich	Director	March 9, 2021
Richard P. Meyerowich
/s/ Charles D. Johnston	Director	March 9, 2021
Charles D. Johnston
/s/ Shavar D. Jeffries	Director	March 9, 2021
Shavar D. Jeffries

INDEX TO FINANCIAL STATEMENTS OF

PZENA INVESTMENT MANAGEMENT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pzena Investment Management, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Pzena Investment Management, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the two years in the period ended December 31, 2020, including the related notes (collectively referred to as the consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Deferred Tax Assets and the Related Liability to Selling and Converting Shareholders Under the Tax Receivable Agreement

As described in Notes 2 and 13 to the consolidated financial statements, the Company has recorded a deferred tax assets (“DTA”) balance of $29.8 million as of December 31, 2020 while the liability to selling and converting shareholders under the tax receivable agreement (“TRA”) was $25.7 million. These DTAs primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock (“Exchanges”). The Company records an increase in DTAs for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the Exchanges. The Company records 85% of the estimated realizable tax benefit (which is the recorded DTA less any recorded valuation allowance) as an increase to the liability due under the TRA, which is reflected as the liability to selling and converting shareholders. As disclosed by management, the actual increase in the tax basis, as well as the amount and timing of any payments under the TRA, may vary depending on a number of factors, including the timing of Exchanges, the price of the Class A common stock at the time of the Exchange, the extent to which such Exchanges are taxable, the amount and timing of income, and the tax rates and related laws then applicable. The determination of the tax basis also requires management to make judgments in estimating the components included in the tax basis as of the date of Exchanges (such as cash to be received by the Company on hypothetical sale of assets and allocation of gain/loss to the Company at the time of the Exchanges taking into account complex partnership tax rules). In addition, management estimates the period of time that may generate cash tax savings of such tax benefits and the realizability of the tax benefits.

The principal considerations for our determination that performing procedures relating to deferred tax assets and the related liability to selling and converting shareholders under the tax receivable agreement is a critical audit matter are (i) the significant judgment by management to determine the impact of the change in tax basis, resulting from the Exchanges in 2020, on the DTA and the related liabilities under the TRA, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s determination of the change in tax basis, the likelihood of the Company having sufficient future taxable income to utilize the deferred tax asset, and the tax rate then applicable and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including controls over the DTAs and the related liabilities under the TRA. These procedures also included, among others (i) testing management’s process for estimating the DTAs and the related liabilities under the TRA, (ii) evaluating the reasonableness of the determination of (a) the change in tax basis from the Exchanges in 2020 and (b) the likelihood of the Company having sufficient future taxable income to utilize the DTA and the tax rate then applicable; and (iii) testing the completeness and accuracy of the data used by management in the determination of the change in tax basis, future taxable income, and the tax rate then applicable. Professionals with specialized skill and knowledge were used to assist in testing management's determination of the change in tax basis and evaluating the appropriateness of the application of the tax laws.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 9, 2021

We have served as the Company’s auditor since 2017.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	December 31, 2020	December 31, 2019
ASSETS
Cash and Cash Equivalents ($2,201 and $4,190)[1]	$65,534	$52,480
Restricted Cash	1,050	1,036
Due from Broker ($0 and $145)[1]	87	149
Advisory Fees Receivable	36,524	32,887
Investments ($1,131 and $3,813)[1]	34,104	55,934
Receivable from Related Parties	2,880	1,869
Other Receivables ($8 and $10)[1]	154	599
Prepaid Expenses and Other Assets	2,569	2,408
Right-of-use Asset	11,578	13,860
Deferred Tax Assets	29,831	32,683
Property and Equipment, Net of Accumulated Depreciation of $5,980 and $4,765, respectively	4,376	5,547
TOTAL ASSETS	$188,687	$199,452
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses ($28 and $19)[1]	$36,317	$44,713
Due to Broker ($2 and $0)[1]	56	40
Securities Sold Short, at Fair Value	714	—
Liability to Selling and Converting Shareholders	25,701	28,652
Lease Liability	11,905	14,235
Deferred Compensation Liability	5,039	3,600
Other Liabilities	—	2
TOTAL LIABILITIES	79,732	91,242
Commitments and Contingencies (see Note 12)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 17,328,899 and 18,009,350 Shares Issued and Outstanding in 2020 and 2019, respectively)	173	179
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 54,313,620 and 52,879,323 Shares Issued and Outstanding in 2020 and 2019, respectively)	—	—
Additional Paid-In Capital	5,190	4,829
Retained Earnings	25,611	26,439
Accumulated Other Comprehensive Loss	132	(3)
Total Pzena Investment Management, Inc.'s Equity	31,106	31,444
Non-Controlling Interests	77,849	76,766
TOTAL EQUITY	108,955	108,210
TOTAL LIABILITIES AND EQUITY	$188,687	$199,452

1

Asset and liability amounts in parentheses represent the aggregated balances at December 31, 2020 and 2019 attributable to Pzena Investment Management Special Situations, LLC, Pzena U.S. Best Ideas (GP), LLC, and Pzena Global Best Ideas (GP), LLC which were variable interest entities as of December 31, 2020 and December 31, 2019, respectively. Asset and liability amounts in parentheses at December 31, 2020 are also attributable to Pzena Global Focused Value Fund. Asset and liability amounts in parentheses at December 31, 2019 are also attributable to Pzena International Value Service (a series of Pzena Investment Management International, LLC).

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Years Ended December 31,
	2020	2019
REVENUE	$138,619	$150,746
EXPENSES
Compensation and Benefits Expenses	68,487	88,109
General and Administrative Expenses	14,859	16,973
TOTAL OPERATING EXPENSES	83,346	105,082
Operating Income	55,273	45,664
OTHER INCOME
Interest Income	466	1,039
Interest Expense	(16)	(48)
Dividend Income	329	440
Net Realized and Unrealized Gains from Investments	630	2,270
Equity in the (Losses)/ Earnings of Affiliates	(929)	1,966
Other Income/ (Expense)	72	(60)
Total Other Income	552	5,607
Income Before Income Taxes	55,825	51,271
Income Tax Expense	4,287	5,795
Net Income	51,538	45,476
Less: Net Income Attributable to Non-Controlling Interests	42,664	37,014
Net Income Attributable to Pzena Investment Management, Inc.	$8,874	$8,462

Net Income for Basic Earnings per Share	$8,874	$8,462
Basic Earnings per Share	$0.52	$0.47
Basic Weighted Average Shares Outstanding	17,208,174	17,945,686

Net Income for Diluted Earnings per Share	$40,766	$34,046
Diluted Earnings per Share	$0.52	$0.46
Diluted Weighted Average Shares Outstanding[1]	79,143,710	74,199,308

Cash Dividends per Share of Class A Common Stock	$0.55	$0.58

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

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2020	2019
NET INCOME	$51,538	$45,476
OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment	565	143
Total Other Comprehensive Income	565	143
Comprehensive Income	52,103	45,619
Less: Comprehensive Income Attributable to Non-Controlling Interests	43,094	37,195
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$9,009	$8,424

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/ (Loss)	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2018	18,398,211	51,253,526	$183	$3,913	$35	$28,871	$66,006	$99,008
Unit Conversion	234,602	(234,602)	2	712	—	—	(331)	383
Amortization of Non-Cash Compensation	20,000	1,294,024	—	6,050	—	—	17,689	23,739
Issuance of Shares under Equity Incentive Plan	—	715,874	—	1,065	—	—	3,022	4,087
Sale of Shares Under Equity Incentive Plan	—	19,338	—	30	—	—	87	117
Directors' Shares	—	—	—	157	—	—	454	611
Net Income	—		—	—	—	8,462	37,014	45,476
Foreign Currency Translation Adjustments	—	—	—	—	(38)	—	181	143
Options Exercised	90,980	29,377	1	10	—	—	(11)	—
Repurchase and Retirement of Class A Common Stock	(734,443)	—	(7)	(4,802)	—	(338)	(1,269)	(6,416)
Repurchase and Retirement of Class B Units	—	(198,214)	—	(380)	—	—	(1,096)	(1,476)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	126	126
Distributions to Non-Controlling Interests	—	—	—		—	—	(46,288)	(46,288)
Class A Cash Dividends Declared and Paid ($0.58 per share)	—	—	—	—	—	(10,556)	—	(10,556)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(744)	—	—	—	(744)
Other	—	—	—	(1,182)	—	—	1,182	—
Balance at December 31, 2019	18,009,350	52,879,323	$179	$4,829	$(3)	$26,439	$76,766	$108,210
Unit Conversion	494,316	(494,316)	5	1,007	—	—	(622)	390
Amortization of Non-Cash Compensation	20,000	859,811	1	1,838	—	—	6,327	8,166
Issuance of Shares under Equity Incentive Plan	—	637,349	—	890	—	—	2,952	3,842
Sale of Shares Under Equity Incentive Plan	—	554,860	—	523	—	—	1,772	2,295
Modification	16,806	(16,806)	—	—	—	—	—	—
Directors' Shares	—	—	—	103	—	—	352	455
Net Income	—	—	—	—	—	8,874	42,664	51,538
Foreign Currency Translation Adjustments	—	—	—	—	135	—	430	565
Options Exercised	—	603	—	—	—	—	—	—
Repurchase and Retirement of Class A Common Stock	(1,211,573)	—	(12)	(1,723)	—	—	(5,928)	(7,663)
Repurchase and Retirement of Class B Units	—	(107,204)	—	(131)	—	—	(509)	(640)
Effect of Deconsolidation	—	—	—	—	—	—	(1,685)	(1,685)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	1,013	1,013
Distributions to Non-Controlling Interests	—	—	—		—	—	(47,590)	(47,590)
Class A Cash Dividends Declared and Paid ($0.55 per share)	—	—	—	—	—	(9,702)	—	(9,702)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(239)	—	—	—	(239)
Other	—	—	—	(1,907)	—	—	1,907	—
Balance at December 31, 2020	17,328,899	54,313,620	$173	$5,190	$132	$25,611	$77,849	$108,955

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net Income	$51,538	$45,476
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	1,214	1,039
Loss on Disposal of Fixed Assets	—	30
Non-Cash Compensation	13,204	30,093
Directors' Share Grants	455	611
Net Realized and Unrealized Gains from Investments	(630)	(2,270)
Equity in the Losses/ (Earnings) of Affiliates	929	(1,966)
Accretion of Discount	—	(224)
Foreign Currency Translation Adjustment	565	143
Noncash Lease Expense	2,282	1,942
Change in Liability to Selling and Converting Shareholders	(213)	(346)
Deferred Income Taxes	3,432	4,200
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(3,637)	(297)
Due from Broker	(113)	(320)
Prepaid Expenses and Other Assets	273	(1,147)
Due to Broker	16	(85)
Accounts Payable, Accrued Expenses, and Other Liabilities	(8,442)	7,434
Tax Receivable Agreement Payments	(2,881)	(3,689)
Change in Lease Liability	(2,330)	(1,840)
Purchases of Investments	(23,935)	(16,498)
Proceeds from Sale of Investments	19,602	16,293
Net Cash Provided by Operating Activities	51,329	78,579
INVESTING ACTIVITIES
Purchases of Investments	(25,169)	(27,889)
Proceeds from Sale of Investments	50,371	27,044
Payments (to)/ from Related Parties	(1,011)	2,370
Purchase of Property and Equipment	(43)	(1,222)
Net Cash Provided by Investing Activities	24,148	303
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(7,662)	(6,416)
Repurchase and Retirement of Class B Units	(640)	(1,476)
Sale of Shares under Equity Incentive Plan	2,295	117
Distributions to Non-Controlling Interests	(47,590)	(46,288)
Contributions from Non-Controlling Interests	1,013	126
Dividends	(9,702)	(10,556)
Net Cash Used in Financing Activities	(62,286)	(64,493)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$13,191	$14,389
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of Year	$53,516	$39,127
Effect of Deconsolidation of Affiliates	(123)	—
Net Change in Cash, Cash Equivalents and Restricted Cash	13,191	14,389
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of Year	$66,584	$53,516
Supplementary Cash Flow Information:
Unit Conversion	$390	$383
Issuance of Shares under Equity Incentive Plan	$3,842	$4,087
Income Taxes Paid	$562	$1,646
Initial Recognition of Lease at Commencement	$—	$644

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

The operating company is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of December 31, 2020, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company has consolidated the results of operations and financial condition of the following entities as of December 31, 2020:

Legal Entity	Type of Entity (Date of Formation)	Ownership at December 31, 2020
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (1/08/2015)	100.0%
Pzena U.S. Best Ideas (GP), LLC	Delaware Limited Liability Company (11/16/2017)	100.0%
Pzena Global Best Ideas (GP), LLC	Delaware Limited Liability Company (2/15/2018)	100.0%
Pzena Investment Management International 2, LLC	Delaware Limited Liability Company (1/21/2020)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Global Focused Value Fund	Australian Registered Investment Scheme (6/10/2016)	98.7%
Pzena International Small Cap Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (6/28/2018)	60.1%

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

On January 1, 2020, the Company redeemed its investment in the Pzena International Value Service (a series of Pzena Investment Management International, LLC). As the Company was no longer deemed the primary beneficiary of this entity, it deconsolidated the entity and removed the related assets, liabilities and noncontrolling interest from the Company’s Consolidated Statements of Financial Condition. At December 31, 2019, Pzena International Value Service’s $4.1 million in net assets were included in the Company’s consolidated statements of financial condition.

During 2020, the Company provided the initial cash investment for a Pzena-branded Australian Registered Investment Scheme, Pzena Global Focused Value Fund, in an effort to generate an investment performance track record to attract third-party investors. The Company is considered the primary beneficiary of this entity. At December 31, 2020, Pzena Global Focused Value Fund’s $3.6 million in net assets were included in the Company’s Consolidated Statements of Financial Condition.

These consolidated investment partnerships are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these investment partnerships pursuant to U.S. GAAP.

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated continue to receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company.  The total net assets of these VIEs was approximately $265.9 million and $247.8 million at December 31, 2020 and December 31, 2019, respectively.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2020 and December 31, 2019, in order to satisfy certain of the Company's obligations under its deferred compensation programs, the operating company had $3.2 million and $0.5 million in investments, respectively, in certain of these firm-sponsored vehicles, for which the Company was not deemed to be the primary beneficiary.  The Company's exposure to risk in the non-consolidated VIEs is generally limited to any equity investment and any uncollected management fees.  As of December 31, 2020 and December 31, 2019, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $3.6 million and $0.7 million, respectively.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided. Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on their contractual terms.  Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of AUM, as well as fulcrum fee arrangements.  Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark.  The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned.  In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years.  Performance fees are generally payable annually or quarterly.  Fulcrum fee arrangements require a reduction in the base fee or allow for an increase in the base fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. Fulcrum fees are generally payable quarterly.  Following the preferred method identified in the Revenue Recognition Topic of the FASB ASC, performance fee income is recorded at the conclusion of the contractual performance period, when it is probable that significant reversal of the performance fee will not occur.  Advisory fee income is presented net of fund expense cap reimbursements.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Revenue from advisory fees is disaggregated into categories based on the composition of the Company's client base and advisory fee structure for the years ended December 31, 2020, and 2019:

	For the Years Ended December 31,
Revenue	2020	2019[2]
	(in thousands)
Separately Managed Accounts
Asset-Based Fees	$74,725	$76,210
Performance-Based Fees	—	—
Total Separately Managed Fees	74,725	76,210

Sub-Advised Accounts
Asset-Based Fees	$52,741	$59,664
Impact of Fulcrum Fees[1]	(4,027)	(753)
Performance-Based Fees	—	—
Total Sub-Advised Fees	48,714	58,911

Pzena Funds
Asset-Based Fees	$15,154	$16,332
Expense Cap Reimbursements	(1,052)	(707)
Performance-Based Fees	1,078	—
Total Pzena Funds Fees	15,180	15,625
Total	$138,619	$150,746

1

Represents the net impact of fulcrum fee arrangements which require a reduction in the base fee or allow for an increase in the base fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period.

2	Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents:

At December 31, 2020 and 2019, Cash and Cash Equivalents was $65.5 million and $52.5 million, respectively. The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposits, other accounts whose balances often exceed federally insured limits and treasury money market funds. Cash is stated at cost, which approximates fair value.

Interest on cash and cash equivalents is recorded as Interest Income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

At December 31, 2020, and 2019, the Company had $1.1 million and $1.0 million, respectively, of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition. These balances reflect a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.

The following table reconciles cash, cash equivalents, and restricted cash per the consolidated statements of cash flows to the consolidated statements of financial condition.

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Cash and Cash Equivalents	$65,534	$52,480	$38,099
Restricted Cash	1,050	1,036	1,028
Total	$66,584	$53,516	$39,127

Pzena Investment Management, Inc.

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

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any.  For the years ended December 31, 2020 and 2019, no impairment losses were recognized.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions. For the years ended December 31, 2020 and 2019, there were no client relationships representing more than 10% of the Company's revenue. At December 31, 2020 and 2019, no allowance for doubtful accounts has been deemed necessary.

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Company’s purchase of membership units of the operating company concurrent with the initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock (pursuant to the exchange rights provided for in the operating company’s operating agreement), has resulted in, and is expected to continue to result in, increases in the Company’s share of the tax basis of the tangible and intangible assets of the operating company, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to the Company. These increases in tax basis and tax depreciation and amortization deductions have reduced, and are expected to continue to reduce, the amount of cash taxes that the Company would otherwise be required to pay in the future. The computation of inside basis requires management to make judgments in estimating the components included in the inside basis as of the date of the Exchange (i.e., cash received by the Company on hypothetical sale of assets, allocation of gain/loss to the Company at the time of the Exchange taking into account complex partnership tax rules). In addition, management estimates the period of time that may generate cash tax savings of such tax attributes and the realizability of the tax attributes. The Company has entered into a tax receivable agreement with past, current, and future members of the operating company that requires the Company to pay to any member involved in any exchange transaction 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax or foreign or franchise tax that it realizes as a result of these increases in tax basis and, in limited cases, transfers or prior increases in tax basis.  The Company expects to benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes. Payments under the tax receivable agreement will be based on the tax reporting positions that the Company will determine.  The Company will not be reimbursed for any payments previously made under the tax receivable agreement if a tax basis increase is successfully challenged by the Internal Revenue Service.

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more-likely-than-not to be realized.  At December 31, 2020 and 2019, the Company did not have a valuation allowance recorded against its deferred tax assets.

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Foreign Currency:

The functional currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  A charge or credit is recorded to other comprehensive income/ (loss) to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary.  Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations.  For the year ended December 31, 2020, the Company recorded $0.6 million of other comprehensive income associated with foreign currency translation adjustments.  For the year ended December 31, 2019, the Company recorded approximately $0.1 million of other comprehensive income associated with foreign currency translation adjustments.

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company commencing in the first quarter of fiscal year 2021 with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company is currently assessing the impact of this standard, however, the Company does not expect the standard to have a material impact on the consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, “Codification Improvements.” This new guidance moves all disclosure guidance to the appropriate codification section and makes other improvements and technical corrections. The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2020. The Company is currently assessing the impact of this standard, however, the Company does not expect the standard to have a material impact on the consolidated financial statements.

Note 3 — Compensation and Benefits

Compensation and benefits expenses to employees and members is comprised of the following:

	For the Years Ended December 31,
	2020	2019
	(in thousands)
Cash Compensation and Other Benefits	$55,283	$58,016
Non-Cash Compensation	13,204	30,093
Total Compensation and Benefits Expense	$68,487	$88,109

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below.  Details of awards of Class B and Class B-1 units of the operating company, Delayed Exchange Class B units, phantom Delayed Exchange Class B units, options to purchase shares of Class A common stock or Delayed Exchange Class B units, and shares of Class A common stock awarded for the years ended December 31, 2020 and 2019, are as follows:

	For the Years Ended December 31,
	2020		2019
	Amount	Fair Value[1]	Amount	Fair Value[1]
Class B-1 Units[2]	2,092,879	$3.98	3,683,073	$3.98
Delayed Exchange Class B Units[3]	620,543	$5.95	1,084,297	$5.91
Deferred Compensation Phantom Delayed Exchange Class B Units[4]	188,283	$4.67	141,282	$5.95
Options to Purchase Shares of Class A Common Stock[5]	146,804	$2.03	—	$—
Restricted Shares of Class A Common Stock[6]	16,806	$4.74	—	$—
Phantom Delayed Exchange Class B Units[7]	—	$—	1,301,936	$3.61
Options to Purchase Delayed Exchange Class B Units[8]	—	$—	409,448	$1.27
Restricted Class B Units	—	$—	44,470	$7.87

1	Represents the weighted average grant date estimated fair value per share, unit, or option.

2

Represents Class B-1 units issued under the 2007 Equity Incentive Plan (as defined below). These Class B-1 units are entitled to receive dividends for the duration of the holder’s employment, and upon the end of employment are exchanged for shares of Class A common stock in an amount based upon the appreciation in price of the Class A common stock from the date of grant to the date of exchange. Amounts reflected include the impact of a modification as of May 1, 2020, which resulted in the cancellation of 166,804 Class B-1 Units. The 3,683,073 Class B-1 units vest immediately and represented non-recurring unit-based awards issued to a number of the firm’s key contributors.

3

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

6

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

7

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

8

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

As part of the Company's year-end bonus structure, certain employee members may elect to have all or part of year-end cash compensation paid in the form of cash, or equity issued pursuant to Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”).  For the year ended December 31, 2020, $3.8 million of cash compensation was elected to be paid in the form of equity, which was issued and vested immediately on January 1, 2021.  Details of these awards issued on January 1, 2021 are as follows:

	January 1,
	2021
	Amount	Fair Value[1]
Delayed Exchange Class B Units[2]	805,987	$4.67
Restricted Shares of Class A Common Stock[3]	12,353	$4.67

1	Represents the weighted average grant date estimated fair value per share, unit, or option as of December 31, 2020.
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

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options as designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four years period.  As of December 31, 2020 and 2019, the liability associated with deferred compensation investment accounts was $5.0 million and $3.6 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of the compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Elections of deferred stock units result in the issuance of phantom shares of Class A common stock.  Distributions under the Director Plan shall be made in a single distribution of shares of our Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock.  Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense. During the second quarter of 2020, the Company’s Board of Directors agreed to waive compensation for the full year of 2020, which resulted in the forfeiture of 49,673 phantom shares of Class A common stock. During the fourth quarter of 2020, the Board of Directors elected to re-instate 50% of their compensation for the year of 2020. For the years ended December 31, 2020 and 2019, the directors were awarded 78,416 and 67,512 phantom shares of Class A common stock, respectively, reflecting the annual deferral of compensation and additional phantom shares issued as of each date, and in the amount of dividends and/or special dividends and distributions that are paid with respect to Class A common stock of the Company. As of December 31, 2020 and 2019, there were 533,444 and 455,028 phantom shares of Class A common stock

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

outstanding, respectively.  There were no distributions made under the Director Plan during the years ended December 31, 2020 and 2019.

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

The option model used in the fair value of Options to Purchase Shares of Class A Common Stock, Class B-1 units, and the Delayed Exchange Class B units is determined by using an appropriate option pricing model on the grant date. For each of the years ended December 31, 2020 and 2019 the Company issued options and units valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	2020	2019
	January 1,	December 31,	January 1,
Weighted Average Time Until Exercise	10 years	10 years	7 years
Expected Volatility	44%	44%	41%
Risk-Free Rate	1.90%	1.90%	2.59%
Dividend Yield	4.40%	4.40%	6.50%

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The following is a summary of the Class B-1 unit activity for the two years ended December 31, 2020:

	For the Years Ended December 31,
	2020		2019
	Units Outstanding	Weighted Average Threshold Price	Units Outstanding	Weighted Average Threshold Price
Beginning Balance	3,683,073	$8.15	—	$-
Units Granted[1]	2,092,879	8.15	3,683,073	8.15
Units Cancelled	—	—	—	—
Units Forfeited	—	—	—	—
Units Exercised	—	—	—	—
Ending Balance	5,775,952	$8.15	3,683,073	$8.15

1	Amounts reflected include the impact of a modification as of May 1, 2020, which resulted in the cancellation of 166,804 Class B-1 units.

The weighted average grant-date fair value per Class B-1 unit issued in 2020 and 2019 was $3.98. During the years ended December 31, 2020 and 2019, no Class B-1 units were exercised as the threshold value was not met.

Exercise prices for Class B-1 units outstanding and exercisable as of December 31, 2020 are as follows:

	Units Outstanding		Units Exercisable
	Number Outstanding as of December 31, 2020	Weighted Average Threshold Price	Number Exercisable as of December 31, 2020	Weighted Average Threshold Price
$5.00 – $10.00	5,775,952	8.15	3,683,073	8.15

Based on the closing market price of the Company’s Class A common stock on December 31, 2020, the aggregate intrinsic value of the Company’s Class B-1 units options was $0.

The following is a summary of the option activity for the two years ended December 31, 2020:

	For the Years Ended December 31,
	2020		2019
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning Balance	6,779,677	$8.24	8,397,562	$8.87
Options Granted[1]	189,539	7.65	409,448	5.97
Options Cancelled	(8,426)	7.58	(5,833)	8.00
Options Forfeited	(178,740)	6.57	(1,200,000)	12.01
Options Exercised	(19,661)	7.58	(821,500)	8.00
Ending Balance	6,762,389	$8.27	6,779,677	$8.24

1

Options granted for the year ended December 31, 2020 include 189,539 options to purchase shares of Class A common stock. Options granted for the year ended December 31, 2019 include 409,448 options to purchase Delayed Exchange Class B units.

The weighted average grant-date fair values per option issued in 2020 and 2019 were $1.84 and $1.27, respectively.  The 19,661 options exercised in 2020 resulted in 603 net Class B units issued, as a result of the redemption of 19,058 Class B units for the cashless exercise of the options. The 821,500 options exercised in 2019 resulted in 29,377 net Class B units issued, as a result of the redemption of 137,132 Class B units for the cashless exercise of the options and 90,980 net Class A shares issued, as a result of the redemption of 564,020 Class A shares for the cashless exercise of options. The 187,166 and 205,833 options to purchase Class B units that were cancelled or forfeited during 2020 and 2019, respectively, were in connection with employee departures and option expirations. The 1,000,000 options to purchase Class A shares that were forfeited during 2019 were in connection with employee departures. During the years ended December 31, 2020 and 2019, no contingently vesting options vested.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Exercise prices for options outstanding and exercisable as of December 31, 2020 are as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding as of December 31, 2020	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2020	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price
$4.22 – $5.00	61,334	1.0	$4.77	61,334	1.0	$4.77
$5.00 – $10.00	5,308,921	6.7	7.02	1,215,769	7.1	6.90
$10.00 – $15.00	1,392,134	2.7	13.19	22,134	3.0	10.26
$4.22 – $15.00	6,762,389	5.8	$8.27	1,299,237	6.7	$6.85

Based on the closing market price of the Company’s Class A common stock on December 31, 2020, the aggregate intrinsic value of the Company’s options was as follows:

	Options Outstanding	Options Exercisable
	(in thousands)
Aggregate Intrinsic Value	$1,749	$647

Phantom Delayed Exchange Class B units issued pursuant to the Bonus Plan, which vest ratably over four years, are summarized as follows:

	For the Years Ended December 31,
	2020		2019
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	503,869	$6.33	587,017	$6.45
Phantom Delayed Exchange Class B Units Issued[1]	188,283	4.67	141,282	5.95
Vesting of Phantom Delayed Exchange Class B Units[1]	(208,879)	6.56	(224,430)	6.38
Phantom Delayed Exchange Class B Units Forfetied[1]	(10,971)	6.04	—	—
Ending Balance	472,302	$5.57	503,869	$6.33

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

Phantom Class B units and Phantom Delayed Exchange Class B units issued pursuant to the 2006 Equity Incentive Plan, which vest ratably over 10 years and are not eligible to receive dividends or dividend equivalents until vested, are summarized as follows:

	For the Years Ended December 31,
	2020		2019
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	3,734,050	$4.05	3,612,026	$4.18
Phantom Delayed Exchange Class B Units Issued	—	—	1,301,936	3.61
Vesting of Phantom Class B Units	(625,896)	4.29	(681,297)	4.23
Phantom Class B Units Forfeited	—	—	(498,615)	3.61
Ending Balance	3,108,154	$4.00	3,734,050	$4.05

As of December 31, 2020 and 2019, the Company had approximately $34.8 million and $39.4 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan; Class B units, option grants, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Class A common stock issued under the 2007 Equity Incentive Plan.  The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

As of December 31, 2020, the total units and shares remaining available for future issuance under the equity incentive plans are as follows:

Plan	Number of Securities Remaining Available For Future Issuance Under Equity Incentive Plans
Pzena Investment Management, LLC 2006 Equity Incentive Plan	5,844,923
Pzena Investment Management, Inc. 2007 Equity Incentive Plan	8,110,362
Total	13,955,285

Note 4 — Employee Benefit Plans

The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  During each of the years ended December 31, 2020 and 2019, the expense recognized in connection with this plan was $1.1 million.

Note 5 — Earnings per Share

Basic earnings per share is computed by dividing the Company’s net income attributable to its common stockholders by the weighted average number of shares outstanding during the reporting period.

Under the two-class method of computing basic earnings per share, basic earnings per share is calculated by dividing net income for basic earnings per share by the weighted average number of common shares outstanding during the period.  The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared and undistributed earnings for the period.  The Company's net income for basic earnings per share is reduced by the amount allocated to participating restricted shares of Class A common stock which participate for purposes of calculating earnings per share.

For the years ended December 31, 2020 and 2019, the Company’s basic earnings per share was determined as follows:

	For the Years Ended December 31,
	2020	2019
	(in thousands, except share and per share amounts)
Net Income Allocated to:
Class A Common Stock	$8,868	$8,462
Participating Shares of Restricted Class A Common Stock	6	—
Net Income for Basic Earnings Per Share	$8,874	$8,462
Basic Weighted-Average Shares Outstanding	17,196,939	17,945,686
Add: Participating Shares of Restricted Class A Common Stock[1]	11,235	—
Total Basic Weighted-Average Shares Outstanding	17,208,174	17,945,686
Basic Earnings per Share	$0.52	$0.47

1

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

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

For the years ended December 31, 2020 and 2019, the Company’s diluted net income was determined as follows:

	For the Years Ended December 31,
	2020	2019
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$42,421	$36,570
Less: Assumed Corporate Income Taxes	(10,529)	(10,986)
Assumed After-Tax Income of Pzena Investment Management, LLC	31,892	25,584
Net Income of Pzena Investment Management, Inc.	8,874	8,462
Diluted Net Income	$40,766	$34,046

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019, the Company’s diluted earnings per share were determined as follows:

	For the Years Ended December 31,
	2020	2019
	(In thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$37,732	$34,046
Participating Shares of Restricted Class A Common Stock	6	—
Participating Class B Units and Class B-1 Units	3,028	—
Total Diluted Net Income Attributable to Shareholders	$40,766	$34,046
Basic Weighted-Average Shares Outstanding	17,208,174	17,945,686
Dilutive Effect of Class B Units	54,156,631	52,132,910
Dilutive Effect of Options[1]	12,637	759,797
Dilutive Effect of Phantom Units	1,874,199	3,243,612
Dilutive Effect of Restricted Shares of Class A Common Stock[2]	12,660	44,107
Dilutive Weighted-Average Shares Outstanding	73,264,301	74,126,112
Add: Participating Class B Units and Class B-1 Units[3]	5,879,409	73,196
Total Dilutive Weighted-Average Shares Outstanding	79,143,710	74,199,308
Diluted Earnings per Share	$0.52	$0.46

1	Represents the dilutive effect of options to purchase Class B units, Delayed Exchange Class B units, and Class A common stock.
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

Approximately 5.5 million options to purchase Class B units, 0.2 million options to purchase shares of Class A common stock, and 1.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the year ended December 31, 2020, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.  Approximately 0.3 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 1.0 million contingent options to purchase Class A common stock were excluded from the calculation of diluted earnings per share for the year ended December 31, 2019, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.

Note 6 — Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit. Class B-1 membership units, first issued on December 31, 2019, are entitled to receive distributions for the duration of the holder’s employment with the operating company, will participate in additional value to the extent there has been appreciation subsequent to the issuance of the Class B-1 membership unit. As of December 31, 2020, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 24.2% and 75.8%, respectively, of the economic interest in the December 31, 2020 value of the operating company. As of December 31, 2020, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held 22.4%, 70.1%, and 7.5%, respectively, of the right to the future income and distributions.  As of December 31, 2019, the holders of Class A common stock (through the Company)

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

and the holders of Class B units of the operating company held approximately 26.4% and 73.6%, respectively, of the economic interest in the December 31, 2019 value of the operating company. As of December 31, 2019, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held 24.1%, 71.0%, and 4.9%, respectively, of the right to the future income and distributions

Each Class B unit of the operating company has a corresponding share of the Company’s Class B common stock, par value $0.000001 per share.  Each share of the Company’s Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of the Company’s common stock outstanding.  From this time and thereafter, each share of the Company’s Class B common stock entitles its holder to one vote.  When a Class B unit is exchanged for a share of the Company’s Class A common stock or forfeited, a corresponding share of the Company’s Class B common stock will automatically be redeemed and canceled. Conversely, to the extent that the Company causes the operating company to issue additional Class B units to employees pursuant to its equity incentive plan, these additional holders of Class B units would be entitled to receive a corresponding number of shares of the Company’s Class B common stock (including if the Class B units awarded are subject to vesting). Class B-1 units have not been issued corresponding shares and do not have voting rights.

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

On December 22, 2020 and December 23, 2019, certain of the operating company’s members exchanged an aggregate of 494,316 and 234,602, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company.  These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

The incremental assets and liabilities assumed in the exchanges were recorded on December 22, 2020 and December 23, 2019 as follows:

	December 22, 2020	December 23, 2019
	(in thousands)
Pzena Investment Management, LLC Members' Capital	$6,694	$3,134
Pzena Investment Management, LLC Accumulated Deficit	(6,072)	(2,805)
Realizable Deferred Tax Asset	506	12
Net Tax Receivable Liability to Converting Unitholders	(430)	(10)
Total	$698	$331
Common Stock, at Par	$5	$2
Additional Paid-in Capital	693	329
Total	$698	$331

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2020, the Company purchased and retired 1,211,573 shares of Class A common stock and 107,204 Class B units at an average price per share of $6.32 and $5.97, respectively.  During the year ended December 31, 2019, the Company purchased and retired 734,443 shares of Class A common stock and 198,214 Class B units at an average price per share of $8.74 and $6.94, respectively.  The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

During the years ended December 31, 2020 and 2019, 554,860 and 19,338 Delayed Exchange Class B units were issued for approximately $2.3 million and $0.1 million in cash, respectively, to certain employee members pursuant to the 2006 Equity Incentive Plan.

Note 7 — Non-Controlling Interests

Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Years Ended December 31,
	2020	2019
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$42,421	$36,570
Non-Controlling Interests of Consolidated Subsidiaries	243	444
Non-Controlling Interests	$42,664	$37,014

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as redemptions by investors in the Company’s consolidated subsidiaries.

Note 8 — Investments

The following is a summary of Investments:

	As of
	December 31, 2020	December 31, 2019
	(in thousands)
Equity Investments, at Fair Value
Equity Securities	$18,739	$15,715
Mutual Funds	7,314	20,039
Total Equity Investments, at Fair Value	$26,053	$35,754
Trading Securities
U.S. Treasury Bills	—	9,100
Total Trading Securities	—	9,100
Investment in Equity Method Investees	8,051	11,080
Total	$34,104	$55,934

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Investment Securities, Trading

Investments, at Fair Value consisted of the following at December 31, 2020:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$16,521	$2,218	$18,739
Mutual Funds	7,293	21	7,314
Total Equity Investments, at Fair Value	$23,814	$2,239	$26,053

Securities Sold Short, at Fair Value consisted of the following at December 31, 2020:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$620	$94	$714
Total Securities Sold Short, at Fair Value	$620	$94	$714

Investments, at Fair Value consisted of the following at December 31, 2019:

	Cost	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Equity Securities	$14,712	$1,003	$15,715
Mutual Funds	$20,015	$24	$20,039
Total Equity Investments, at Fair Value	$34,727	$1,027	$35,754

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
U.S. Treasury Bills	$9,099	$1	$9,100
Total Trading Securities	$9,099	$1	$9,100

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies.  The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds.  The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Investments on the consolidated statements of financial condition. As of December 31, 2020, the Company's investments range between 2% and 5% of the capital of these entities and have an aggregate carrying value of $8.1 million.

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

The investments in equity method investees are held at their carrying value.

The following tables present these instruments’ fair value at December 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash Equivalents:
Money Market Funds	$8	$—	$—	$8
U.S. Treasury Bills	—	—	—	—
Corporate Bonds	—	—	—	—
Equity Investments, at Fair Value:
Equity Securities	18,006	733	—	18,739
Mutual Funds	7,314	—	—	7,314
Trading Securities:
U.S. Treasury Bills	—	—	—	—
Total	$25,328	$733	$—	$26,061

Liabilities
Securities Sold Short	714	—	—	714
Total	$714	$—	$—	$714

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The following tables present these instruments’ fair value at December 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash Equivalents:
Money Market Funds	$17,129	$—	$—	$17,129
U.S. Treasury Bills	—	—	—	—
Corporate Bonds	—	—	—	—
Equity Investments, at Fair Value:
Equity Securities	15,195	520	—	15,715
Mutual Funds	20,039	—	—	20,039
Trading Securities:
U.S. Treasury Bills	—	9,100	—	9,100
Total	$52,363	$9,620	$—	$61,983

Transfers among levels, if any, are recorded as of the beginning of the reporting period.  For the years ended December 31, 2020, and 2019, there were no transfers between levels.  In addition, the Company did not hold any Level 3 securities as of December 31, 2020 and 2019.

Note 10 — Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	December 31, 2020	December 31, 2019
	(in thousands)
Leasehold Improvements	$6,929	$6,929
Furniture and Fixtures	1,591	1,591
Computer Hardware	745	701
Computer Software	879	879
Office Equipment	212	212
Total	10,356	10,312
Less: Accumulated Depreciation and Amortization	(5,980)	(4,765)
Total	$4,376	$5,547

Depreciation is included in general and administrative expense and totaled $1.2 million and $1.1 million for the years ended December 31, 2020, and 2019, respectively.

Note 11 — Related Party Transactions

For the years ended December 31, 2020, and 2019, the Company earned $0.8 million and $0.6 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company.

During the year ended December 31, 2020, and 2019, the Company offered loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting.  Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by units held by the employee.  These loans are full recourse in nature and totaled $2.6 million and $1.7 million at December 31, 2020, and 2019, respectively.

The operating company, as the investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds.  The Company recognized $1.3 million of such expenses for the year ended December 31, 2020, and $1.0 million for the year ended December 31, 2019.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The operating company manages the personal funds of certain of the Company’s employees, including the CEO and its two Presidents.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest. Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors. The operating company also manages the personal funds of some of its employees’ family members. Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.8 million for the year ended December 31, 2020, and $0.6 million in the year ended December 31, 2019.

Pursuant to a tax receivable agreement signed between the members of the operating company and the Company, 85% of the cash savings generated by tax elections discussed in Note 13 — Income Taxes, are distributed to the selling and converting shareholders upon the realization of this benefit.  For the years ended December 31, 2020, and 2019, $0.5 million and $0.8 million, respectively, of such payments were made to certain directors, executive officers and employees of the Company.

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

During the year ended December 31, 2015, the Company moved to its new corporate headquarters.  The new office space is leased under a non-cancellable operating lease agreement that expires on December 31, 2025.  The Company reflects minimum lease expense for its headquarters on a straight-line basis over the lease term. The Company entered into a four-year sublease agreement commencing on October 1, 2016, which terminated on January 31, 2019.  The Company entered into a new sublease agreement commencing on February 1, 2019, that expires on December 31, 2025. During October of 2020, the Company executed an amendment to the sublease agreement. The sublease agreement is cancelable by either the Company or sublessee upon at least six months prior written notice.  For the years ended December 31, 2020 and 2019, sublease income decreased annual lease expense by approximately $0.4 million per year. Sublease income will decrease annual lease expense by approximately $0.3 million per year beginning in 2021.

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Lease expenses were $2.9 million and $2.8 million, respectively, for the years ended December 31, 2020, and 2019, and are included in general and administrative expense.  Lease expense for each of the years ended December 31, 2020 and 2019, was net of $0.4 million and $0.4 million, respectively, in sublease income.

The following table presents the components of operating lease expense, as well as supplemental cash flow information, related to the Company’s leases:

	For the Years Ended December 31,
	2020	2019
	(in thousands)
Operating lease expense	$2,282	$2,532
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,330	$2,431
Right-of-use assets obtained in exchange for lease obligations	$—	$4,135

The following table presents information regarding the Company’s operating leases:

As of
December 31, 2020
(in thousands)
Operating lease right-of-use assets	$11,578
Operating lease liabilities	$11,905
Weighted-average remaining lease term (in years)	4.9
Weighted-average discount rate	4.3%

Future minimum lease payments are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2021	2,853
2022	2,574
2023	2,596
2024	2,607
2025	2,607
2026 and thereafter	-
Total undiscounted lease payments	13,236
Less discount	(1,331)
Total lease liabilities	$11,905

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

	For the Year Ended December 31,
	2020	2019
	(in thousands)
Current Provision:
Unincorporated and Other Business Taxes[1]	$937	$1,272
Local Corporate Tax	—	29
State Corporate Tax	15	16
Federal Corporate Tax	(103)	278
Total Current Provision	$849	$1,595
Deferred Provision:
Unincorporated and Other Business Taxes[1]	$(79)	$15
Local Corporate Tax	304	376
State Corporate Tax	267	196
Federal Corporate Tax	2,946	3,613
Total Deferred Provision	$3,438	$4,200
Total Income Tax Expense	$4,287	$5,795
1

During the year ended December 31, 2020 and 2019, the operating company recognized a $1.6 million and $1.6 million, respectively, tax benefit associated with the reversal of uncertain tax position liabilities and interest related to unincorporated and other business tax expenses.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

A reconciliation between the provision for income taxes reported for financial reporting purposes, and the application of the statutory U.S. Federal tax rate to the reported income before income taxes for the years ended December 31, 2020 and 2019, were as follows:

	For the Year Ended December 31,
	2020		2019
	Amount	% of Pretax Income	Amount	% of Pretax Income
	(in thousands, except % amounts)
Federal Corporate Tax	$11,723	21.0%	$10,767	21.0%
State and Local Corporate Tax, net of Federal Benefit	586	1.0%	617	1.2%
Unincorporated and Other Business Tax[1]	678	1.2%	1,017	2.0%
Non-Controlling Interests	(8,959)	(16.0)%	(7,773)	(15.2)%
Non-Deductible Share-Based Compensation	22	0.0%	730	1.4%
Other	237	0.4%	437	0.9%
Income Tax Expense	$4,287	7.7%	$5,795	11.3%

1

During the years ended December 31, 2020 and 2019, the operating company recognized a $1.6 million and $1.6 million, respectively, tax benefit associated with the reversal of uncertain tax position liabilities and interest related to unincorporated and other business tax expenses.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2020 and 2019 are as follows:

For the Year Ended December 31, 2020
(in thousands)
Balance at December 31, 2019	$7,193
Decreases Related to Prior Year Tax Positions	(1,210)
Increases Related to Current Year Tax Positions	1,629
Balance at December 31, 2020	$7,612

For the Year Ended December 31, 2019
(in thousands)
Balance at December 31, 2018	$6,460
Decreases Related to Prior Year Tax Positions	(1,218)
Increases Related to Current Year Tax Positions	1,951
Balance at December 31, 2019	$7,193

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Income Tax Expense on the consolidated statements of operations.  As of December 31, 2020 and 2019, the Company had $7.6 million and $7.2 million in unrecognized tax benefits, that, if recognized, would affect the provision for income taxes.  As of December 31, 2020 and 2019, the Company had interest related to unrecognized tax benefits of $1.2 million and $1.1 million, respectively.  As a result of legislative changes, changes in judgment related to recognition or measurement, or potential settlements with taxing authorities, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $4.5 million.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2017.  All tax years subsequent to, and including, 2017 are considered open and subject to examination by tax authorities.

During the twelve months ended December 31, 2020, the Company generated $0.8 million in net operating loss carryforwards available for U.S. Federal, state and local income tax reporting purposes. As of December 31, 2019, the Company had no remaining net operating loss carryforwards available for U.S. Federal, state and local income tax reporting purposes.

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

As discussed in Note 6, Shareholders’ Equity, on December 22, 2020 and December 23, 2019, certain of the operating company’s members exchanged an aggregate of 494,316 and 234,602, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company.  The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754.  Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $0.8 million deferred tax asset and corresponding $0.4 million liability to converting shareholders on December 22, 2020, and a $0.4 million deferred tax asset and corresponding less than $0.1 million liability to converting shareholders on December 23, 2019.  As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

As of December 31, 2020 and 2019, the net values of all deferred tax assets were approximately $29.8 million and $32.7 million, respectively. These deferred tax assets primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock. At December 31, 2020 and 2019, the Company did not have a valuation allowance recorded against its deferred tax assets.

The change in the Company’s deferred tax assets for the year ended December 31, 2020, is summarized as follows:

	Section 754	Other	Total
	(in thousands)
Balance at December 31, 2019	$27,953	$4,730	$32,683
Deferred Tax (Expense)	(4,204)	771	(3,433)
Tax Impact of Transactions with Non-Controlling Shareholders	—	(239)	(239)
Unit Exchange	506	314	820
Balance at December 31, 2020	$24,255	$5,576	$29,831

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the year ended December 31, 2020, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2019	$(2)
Deferred Tax (Expense)	1
Balance at December 31, 2020	$(1)

The change in the Company’s deferred tax assets for the year ended December 31, 2019 is summarized as follows:

	Section 754	Other	Total
	(in thousands)
Balance at December 31, 2018	$32,075	$5,157	$37,232
Deferred Tax (Expense)	(4,134)	(64)	$(4,198)
Tax Impact of Transactions with Non-Controlling Shareholders	—	(744)	$(744)
Unit Exchange	12	381	$393
Balance at December 31, 2019	$27,953	$4,730	$32,683

The change in the Company’s deferred tax liabilities for the year ended December 31, 2019 is summarized as follows:

Total
(in thousands)
Balance at December 31, 2018	$-
Deferred Tax Benefit/ (Expense)	(2)
Balance at December 31, 2019	$(2)

As of December 31, 2020 and 2019, the net values of the liability to selling and converting shareholders were approximately $25.7 million and $28.7 million, respectively. The change in the Company’s liability to selling and converting shareholders for the years ended December 31, 2020 and 2019, is summarized as follows:

	For the Year Ended December 31,
	2020	2019
	(in thousands)
Beginning Balance	$28,652	$32,389
Unit Exchanges	430	10
Tax Receivable Agreement Payments	(2,881)	(3,689)
Change in Liability	(500)	(58)
Ending Balance	$25,701	$28,652

Note 14 — Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

On January 26, 2021, the Company declared a year-end dividend of $0.25 per share of its Class A common stock which was paid on February 25, 2021 to holders of record on February 12, 2021.