Form 10-Q
period 2021-03-31
Pzena Investment Management, Inc.
filed 2021-05-06
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 5, 2021, there were 17,089,896 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of May 5, 2021, there were 55,477,623 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on our views, plans, estimates, and expectations.  Potentially inaccurate assumptions could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2020.  Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date they are made.  We undertake no obligation to publicly revise any forward-looking statements included in this Quarterly Report to reflect circumstances or events after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission ("SEC"), after the date of this Quarterly Report on Form 10-Q.

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash and Cash Equivalents ($2,050 and $2,201)[1]	$29,650	$65,534
Restricted Cash	1,054	1,050
Due from Broker ($25 and $0)[1]	268	87
Advisory Fees Receivable	40,798	36,524
Investments ($5,646 and $1,131)[1]	41,419	34,104
Receivable from Related Parties	3,727	2,880
Other Receivables ($15 and $8)[1]	151	154
Prepaid Expenses and Other Assets	2,185	2,569
Right-of-use Assets	10,989	11,578
Deferred Tax Asset	27,825	29,831
Property and Equipment, Net of Accumulated Depreciation of $6,203 and $5,980, respectively	4,092	4,376
TOTAL ASSETS	$162,158	$188,687
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses ($30 and $28)[1]	$19,111	$36,317
Due to Broker ($0 and $2)[1]	—	56
Securities Sold Short, at Fair Value	743	714
Liability to Selling and Converting Shareholders	25,701	25,701
Lease Liabilities	11,304	11,905
Deferred Compensation Liability	1,644	5,039
TOTAL LIABILITIES	58,503	79,732
Commitments and Contingencies (see Note 12)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 17,092,573 and 17,328,899 Shares Issued and Outstanding in 2021 and 2020, respectively)	170	173
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 55,447,723 and 54,313,620 Shares Issued and Outstanding in 2021 and 2020, respectively)	—	—
Additional Paid-In Capital	5,042	5,190
Retained Earnings	25,496	25,611
Accumulated Other Comprehensive Income	127	132
Total Pzena Investment Management, Inc.'s Equity	30,835	31,106
Non-Controlling Interests	72,820	77,849
TOTAL EQUITY	103,655	108,955
TOTAL LIABILITIES AND EQUITY	$162,158	$188,687

1

Asset and liability amounts in parentheses represent the aggregated balances at March 31, 2021 and December 31, 2020 attributable to Pzena Investment Management Special Situations, LLC, Pzena U.S. Best Ideas (GP), LLC, Pzena Global Best Ideas (GP), LLC, and Pzena Global Focus Value Fund which were variable interest entities as of March 31, 2021 and December 31, 2020, respectively.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months Ended March 31,
	2021	2020
REVENUE	$45,871	$34,679
EXPENSES
Compensation and Benefits Expense	19,135	19,140
General and Administrative Expense	3,696	4,422
Total Operating Expenses	22,831	23,562
Operating Income	23,040	11,117
OTHER INCOME
Interest Income	55	159
Dividend Income	142	81
Net Realized and Unrealized Gains/ (Losses) from Investments	2,563	(5,247)
Equity in Earnings/ (Losses) of Affiliates	1,537	(4,262)
Other Income/ (Expense)	58	(87)
Total Other Income/ (Expense)	4,355	(9,356)
Income Before Income Taxes	27,395	1,761
Income Tax Expense	2,366	992
Net Income	25,029	769
Less: Net Income Attributable to Non-Controlling Interests	20,842	769
Net Income Attributable to Pzena Investment Management, Inc.	$4,187	$—

Net Income for Basic Earnings per Share	$4,187	$—
Basic Earnings per Share	$0.24	$—
Basic Weighted Average Shares Outstanding[1]	17,240,412	17,790,184

Net Income for Diluted Earnings per Share	$19,731	$760
Diluted Earnings per Share	$0.24	$—
Diluted Weighted Average Shares Outstanding[1]	83,451,997	79,583,147

Cash Dividends per Share of Class A Common Stock	$0.25	$0.46

[1]

The Company issues restricted shares of Class A common stock and restricted Class B units that have non-forfeitable dividend rights.  Under the "two-class method," these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended March 31,
	2021	2020
NET INCOME	$25,029	$769
OTHER COMPREHENSIVE GAIN
Foreign Currency Translation Adjustment	(12)	(505)
Total Other Comprehensive Gain/ (Loss)	(12)	(505)
Comprehensive Income	25,017	264
Less: Comprehensive Income Attributable to Non-Controlling Interests	20,835	142
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$4,182	$122

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2020	17,328,899	54,313,620	$173	$5,190	$132	$25,611	$77,849	$108,955
Amortization of Non-Cash Compensation	14,201	320,495	—	462	—	—	1,683	2,145
Issuance of Shares under Equity Incentive Plan	12,353	805,987	—	872	—	—	2,950	3,822
Sale of Shares under Equity Incentive Plan	—	26,097	—	36	—	—	131	167
Directors' Share Grants	12,338	—	—	53	—	—	194	247
Net Income	—	—	—	—	—	4,187	20,842	25,029
Foreign Currency Translation Adjustments	—	—	—	—	(5)	—	(7)	(12)
Repurchase and Retirement of Class A Common Stock	(275,218)	—	(3)	(516)	—	—	(1,871)	(2,390)
Repurchase and Retirement of Class B Units	—	(18,476)	—	(20)	—	—	(70)	(90)
Class A Cash Dividends Declared and Paid ($0.25 per share)	—	—	—	—	—	(4,302)	—	(4,302)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(494)	—	—	—	(494)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	303	303
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(29,725)	(29,725)
Other	—	—	—	(541)	—	—	541	—
Balance at March 31, 2021	17,092,573	55,447,723	$170	$5,042	$127	$25,496	$72,820	$103,655

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2019	18,009,350	52,879,323	$179	$4,829	$(3)	$26,439	$76,766	$108,210
Amortization of Non-Cash Compensation	10,000	321,949	—	479	—	—	1,573	2,052
Issuance of Shares under Equity Incentive Plan	—	637,349	—	890	—	—	2,952	3,842
Sale of Shares under Equity Incentive Plan	—	430,955	—	436	—	—	1,466	1,902
Directors' Share Grants	—	—	—	76	—	—	255	331
Net Income	—	—	—	—	—	—	769	769
Foreign Currency Translation Adjustments	—	—	—	—	122	—	(627)	(505)
Repurchase and Retirement of Class A Common Stock	(823,792)	—	(8)	(1,283)	—	—	(4,357)	(5,648)
Repurchase and Retirement of Class B Units	—	(94,830)	—	(131)	—	—	(434)	(565)
Class A Cash Dividends Declared and Paid ($0.46 per share)	—	—	—	—	—	(8,172)	—	(8,172)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(717)	—	—	—	(717)
Effect of Deconsolidation	—	—	—	—	—	—	(1,685)	(1,685)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	641	641
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(33,327)	(33,327)
Other	—	—	—	(1,224)	—	—	1,224	—
Balance at March 31, 2020	17,195,558	54,174,746	$171	$3,355	$119	$18,267	$45,216	$67,128

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net Income	$25,029	$769
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	296	306
Non-Cash Compensation	3,789	2,890
Directors' Share Grants	247	331
Net Realized and Unrealized (Gains)/ Losses from Investments	(2,563)	5,247
Equity in (Earnings)/ Losses of Affiliates	(1,537)	4,262
Accretion of Discount	—	—
Noncash Lease Expense	589	596
Foreign Currency Translation Adjustments	(12)	(505)
Deferred Income Taxes	1,513	360
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(4,274)	3,646
Due from Broker	(181)	19
Prepaid Expenses and Other Assets	387	(175)
Due to Broker	(56)	(34)
Accounts Payable, Accrued Expenses, and Other Liabilities	(18,424)	(23,267)
Lease Liabilities	(601)	(608)
Purchases of Equity Securities	(10,892)	(9,479)
Proceeds from Equity Securities	10,792	5,759
Net Cash Provided by/ (Used in) Operating Activities	4,102	(9,883)
INVESTING ACTIVITIES
Purchases of Investments	(5,790)	(21,590)
Proceeds from Sale of Investments	2,704	45,735
Payments from/ (to) Related Parties	(847)	(886)
Purchases of Property and Equipment	(12)	(33)
Net Cash Provided by/ (Used in) Investing Activities	(3,945)	23,226
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(2,390)	(5,648)
Repurchase and Retirement of Class B Units	(90)	(565)
Sale of Shares under Equity Incentive Plan	167	1,902
Distributions to Non-Controlling Interests	(29,725)	(33,327)
Contributions from Non-Controlling Interests	303	641
Dividends	(4,302)	(8,172)
Net Cash Provided by/ (Used in) Financing Activities	(36,037)	(45,169)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(35,880)	$(31,826)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of Period	$66,584	$53,516
Effect of (Deconsolidation)/ Consolidation of Affiliates	—	(123)
Net Change in Cash, Cash Equivalents and Restricted Cash	(35,880)	(31,826)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of Period	$30,704	$21,567
Supplementary Cash Flow Information:
Issuances of Shares under Equity Incentive Plan	$3,822	$3,842
Income Taxes Paid	$121	$98

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

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of March 31, 2021, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company, through its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of March 31, 2021:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	March 31, 2021
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena U.S. Best Ideas (GP), LLC	Delaware Limited Liability Company (11/16/2017)	100.0%
Pzena Global Best Ideas (GP), LLC	Delaware Limited Liability Company (2/15/2018)	100.0%
Pzena Investment Management International 2, LLC	Delaware Limited Liability Company (1/21/2020)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena Global Focused Value Fund	Australian Registered Investment Scheme (6/10/2016)	98.7%
Pzena International Small Cap Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (6/28/2018)	58.1%

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

Pursuant to the Consolidation Topic of the FASB Accounting Standards Codification (“FASB ASC”), for legal entities evaluated for consolidation, the Company determines whether interests it holds and fees paid to the entity qualify as a variable interest.  If it is determined that the Company does not have a variable interest in the entity, no further analysis is required and the Company does not consolidate the entity.  If it is determined that the Company has a variable interest, it considers its direct interests and the proportionate indirect interests through related parties to determine if it is the primary beneficiary of the VIE.

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

During 2020, the Company provided the initial cash investment for a Pzena-branded Australian Registered Investment Scheme, Pzena Global Focused Value Fund, in an effort to generate an investment performance track record to attract third-party investors. The Company is considered the primary beneficiary of this entity. At March 31, 2021, Pzena Global Focused Value Fund’s $4.1 million in net assets were included in the Company’s Consolidated Statements of Financial Condition.

These consolidated investment partnerships are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these investment partnerships pursuant to U.S. GAAP.

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company.  The total net assets of these VIEs was approximately $308.9 million and $265.9 million at March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021 and December 31, 2020, the operating company had $4.0 million and $3.2 million in investments in certain of these firm-sponsored vehicles, the majority of which are primarily held to satisfy certain of the Company’s obligations under its deferred compensation programs, for which the Company was not deemed to be the primary beneficiary.  The Company's exposure to risk of loss in the non-consolidated VIEs is generally limited to any equity investment and any uncollected management fees. As of March 31, 2021 and December 31, 2020, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $4.2 million and $3.6 million, respectively.

Accounting Pronouncements Adopted in 2021:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify US GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. We adopted this standard prospectively on January 1, 2021. The adoption of this standard did not have a material impact on our financial condition or results of operations.

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

Revenue from advisory fees is disaggregated into categories based on the composition of the Company's client base and advisory fee structure for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
Revenue	2021	2020
	(in thousands)
Separately Managed Accounts
Asset-Based Fees	$24,547	$18,696
Total Separately Managed Fees	24,547	18,696

Sub-Advised Accounts
Asset-Based Fees	$17,623	$13,723
Impact of Fulcrum Fees[1]	(995)	(1,014)
Performance-Based Fees	—	—
Total Sub-Advised Fees	16,628	12,709

Pzena Funds
Asset-Based Fees	$4,951	$3,600
Expense Cap Reimbursements	(255)	(326)
Performance-Based Fees	—	—
Total Pzena Funds Fees	4,696	3,274
Total	$45,871	$34,679

1

Represents the net impact of fulcrum fee arrangements which require a reduction in the base fee or allow for an increase in the base fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period.

Cash and Cash Equivalents:

At March 31, 2021 and December 31, 2020, Cash and Cash Equivalents was $29.7 million and $65.5 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposits, other accounts whose balances often exceed federally insured limits and treasury money market funds. Cash is stated at cost, which approximates fair value.

Interest on cash and cash equivalents is recorded as Interest Income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

At both March 31, 2021 and December 31, 2020, the Company had $1.1 million of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition. These balances reflect a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.

The following table reconciles cash, cash equivalents, and restricted cash per the consolidated statements of cash flows to the consolidated statements of financial condition.

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
	(in thousands)
Cash and Cash Equivalents	$29,650	$65,534	$20,527	$52,480
Restricted Cash	1,054	1,050	1,040	1,036
Total	$30,704	$66,584	$21,567	$53,516

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

Investments:

Investments, at Fair Value

Investments, at Fair Value consist of equity securities at fair value held by the Company and its consolidated subsidiaries, as well as investments in open-ended registered mutual funds.  Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination on an ongoing basis. Dividends and interest income associated with the Company's investments and the investments of the Company's consolidated subsidiaries are recognized as Dividend Income on an ex-dividend basis and Interest Income, respectively, in the consolidated statements of operations.

Securities Sold Short represents securities sold short at fair value, not yet purchased by the Company. Dividend expense associated with these investments is recognized in Other Income/ (Expense) on an ex-dividend basis in the consolidated statements of operations.

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

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any.  During the three months ended March 31, 2021 and 2020, no impairment losses were recognized.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions.  At both March 31, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

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

Income Taxes:

The Company is organized as a “C” corporation under the Internal Revenue Code, and thus liable for federal, state, and local taxes on the income derived from its economic interest in its operating company.  The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  It has not made a provision for federal or state income taxes because it is the individual responsibility of each of the operating company’s members (including the Company) to separately report their proportionate share of the operating company’s taxable income or loss.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.  The effective tax rate for interim periods represents the Company’s best estimate of the effective tax rate expected to be applied to the full fiscal year, adjusted for discrete items recognized during the quarter.

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

The Company and its consolidated subsidiaries account for all U.S. federal, state, local, and U.K. taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  At both March 31, 2021 and December 31, 2020, the Company did not have a valuation allowance recorded against its deferred tax assets.

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

Tax Receivable Agreement:

The Company’s purchase of membership units of the operating company concurrent with its initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of the Company’s Class A common stock (pursuant to the exchange rights provided for in the operating company’s operating agreement), have resulted in, and are expected to continue to result in, increases in the Company’s share of the tax basis of the tangible and intangible assets of the operating company, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to the Company.  These increases in tax basis and tax depreciation and amortization are each deductible for tax purposes over a period of 15 years and have reduced, and are expected to continue to reduce, the amount of cash taxes that the Company would otherwise be required to pay in the future. The Company has entered into a tax receivable agreement with past, current, and future members of the operating company that requires the Company to pay to any member involved in any exchange transaction 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income tax or foreign or franchise tax that it realizes as a result of these increases in tax basis and, in limited cases, transfers or prior increases in tax basis.  The Company expects to benefit from the remaining 15% of cash tax savings, if any, in income tax it realizes.  Payments under the tax receivable agreement will be based on the tax reporting positions that the Company will determine.  The Company will not be reimbursed for any payments previously made under the tax receivable agreement if a tax basis increase is successfully challenged by the Internal Revenue Service.

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

Foreign Currency:

The functional and reporting currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary.  Non-functional currency related transaction gains and losses are immediately recorded in other income on the consolidated statements of operations.  For the three months ended March 31, 2021 and 2020, the Company recorded less than $0.1 million and $0.5 million, respectively, of other comprehensive loss associated with foreign currency translation adjustments.

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

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash Compensation and Other Benefits	$15,346	$16,250
Non-Cash Compensation	3,789	2,890
Total Compensation and Benefits Expense	$19,135	$19,140

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below. Details of non-cash compensation awards granted during the three months ended March 31, 2021 and 2020 are as follows:

	For the Three Months Ended March 31,
	2021		2020
	Amount	Fair Value[1]	Amount	Fair Value[1]
Class B-1 Units[2]	1,438,767	$2.40	2,092,879	$3.98
Options to Purchase Shares of Class A Common Stock[3]	—	$—	146,804	$2.03
Restricted Shares of Class A Common Stock[4]	—	$—	16,806	$4.74

1	Represents the weighted average grant date estimated fair value per share, unit, or option as of March 31, 2021 and 2020.
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

	January 1,
	2021
	Amount	Fair Value[1]
Delayed Exchange Class B Units[2]	805,987	$4.67
Restricted Shares of Class A Common Stock[3]	12,353	$4.67

1	Represents the weighted average grant date estimated fair value per share or unit as of December 31, 2020.
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

Pursuant to the 2006 Equity Incentive Plan, the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  The operating company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan.  These Delayed Exchange Class B units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant.  These Delayed Exchange Class B units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company.  The operating company also issues phantom Delayed Exchange Class B units and options to purchase Delayed Exchange Class B units. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock, Class B-1 units, options to purchase Class A common stock, options to purchase restricted Class A shares of common stock and contingently vesting options to acquire shares of Class A common stock.  During each of the three months ended March 31, 2021 and 2020, no contingently vesting options vested.  During the three months ended March 31, 2021 and 2020, 26,097 and 430,955 Delayed Exchange Class B units were issued to certain employee members, respectively, for approximately $0.1 million and $1.9 million in cash, respectively.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period. During the three months ended March 31, 2021 and 2020, no forfeitures occurred. As of March 31, 2021 and December 31, 2020, the liability associated with all employee deferred compensation investment accounts was $1.6 million and $5.0 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of their compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the majority of the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock. Director compensation amounts for any calendar year are amortized over the calendar year and reflected as General and Administrative Expense. As of March 31, 2021 and December 31, 2020, there were 591,640 and 533,444 phantom shares of Class A common stock outstanding, respectively.  During the three months ended March 31, 2021, the Company distributed 11,070 shares of Class A common stock pursuant to the Director Plan on such date specified by the participant as elected when the deferral was made. For the three months ended March 31, 2020, no distributions were made under the Director Plan. During the three months ended March 31, 2021, the Company issued 5,074 restricted shares of Class A common stock associated with non-deferred nonemployee director compensation. These restricted shares will vest quarterly of the calendar year.

As of March 31, 2021 and December 31, 2020, the Company had approximately $42.6 million and $34.8 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, option grants, Delayed Exchange Class B units, phantom Delayed Exchange Class B units, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and contingently vesting option grants issued under the 2007 Equity Incentive Plan.  The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For the three months ended March 31, 2021 and 2020, the expense recognized in connection with this plan was $0.9 million and $0.8 million, respectively.

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

For the three months ended March 31, 2021 and 2020, the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$4,182	$—
Participating Shares of Restricted Class A Common Stock	5	—
Total Net Income for Basic Earnings per Share	$4,187	$—
Basic Weighted-Average Shares Outstanding	17,220,424	17,790,184
Add: Participating Shares of Restricted Class A Common Stock[1]	19,988	—
Total Basic Weighted-Average Shares Outstanding	17,240,412	17,790,184
Basic Earnings per Share	$0.24	$—

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

For the three months ended March 31, 2021 and 2020, the Company’s diluted net income was determined as follows:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$20,648	$1,084
Less: Assumed Corporate Income Taxes	5,104	324
Assumed After-Tax Income of Pzena Investment Management, LLC	15,544	760
Net Income of Pzena Investment Management, Inc.	4,187	—
Diluted Net Income	$19,731	$760

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

For the three months ended March 31, 2021 and 2020, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$17,938	$701
Participating Shares of Restricted Class A Common Stock	5	—
Participating Class B Units	1,788	59
Total Diluted Net Income Attributable to Shareholders	$19,731	$760

Total Basic Weighted-Average Shares Outstanding	17,240,412	17,790,184
Dilutive Effect of Class B Units	55,425,613	53,885,546
Dilutive Effect of Options[1]	1,123,539	37,016
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	2,393,896	1,857,799
Dilutive Effect of Restricted Shares of Class A Common Stock[2]	29,240	21,686
Dilutive Weighted-Average Shares Outstanding	76,212,700	73,592,231
Add: Participating Class B Units and Class B-1 Units[3]	7,239,297	5,990,916
Total Dilutive Weighted-Average Shares Outstanding	83,451,997	79,583,147
Diluted Earnings per Share[4]	$0.24	$—

1	Represents the dilutive effect of options to purchase operating company Class B units and Company Class A common stock.
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

Approximately 0.4 million options to purchase Class B units, 0.2 million options to purchase shares of Class A common stock, and 1.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2021, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met. Approximately 2.9 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 1.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2020, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit. Class B-1 membership units are entitled to receive distributions for the duration of the holder’s employment with the operating company and will participate in additional value to the extent there has been appreciation in price of the Class A common stock subsequent to the issuance of the Class B-1 membership unit.  The percentages presented below are subject to continued changes, including but not limited to, the price of Class A common stock, issuance of awards, and exercise of options.  Based on the closing price of the Company’s Class A common stock as of March 31, 2021, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and Class B-1 units of the operating company held approximately 23.0%, 74.6%, and 2.4% respectively, of the economic interest in the March 31, 2021 value of the operating company. As of March 31, 2021, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held 21.4%, 69.6%, and 9.0%, respectively, of the right to the future income and distributions. Based on the closing price of the Company’s Class A common stock as of December 31, 2020, the holders of Class A common stock of the Company, the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held approximately 24.2%, 75.8% and 0.0%, respectively, of the December 31, 2020 economic interests in the value of the operating company. As of December 31, 2020 the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held 22.4%, 70.1%, and 7.5%, respectively, of the right to the future income and distributions.

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

During the three months ended March 31, 2021, the Company purchased and retired 275,218 shares of Class A common stock and 18,476 Class B units under the current repurchase authorization at a weighted average price per share of $8.67 and $4.87, respectively.  During the three months ended March 31, 2020, the Company purchased and retired 823,792 shares of

Class A common stock and 94,830 Class B units under the repurchase authorization at a weighted average price per unit of $6.86 and $5.97, respectively.  The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$20,648	$1,084
Non-Controlling Interests of Consolidated Subsidiaries	194	(315)
Net Income Attributable to Non-Controlling Interests	$20,842	$769

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals from the Company’s consolidated subsidiaries.  Contributions from non-controlling interests represent contributions to the Company's consolidated subsidiaries.

Note 8—Investments

The following is a summary of Investments:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Equity Investments, at Fair Value
Equity Securities	$24,208	$18,739
Mutual Funds	7,317	7,314
Total Equity Investments, at Fair Value	31,525	26,053
Investments in Equity Method Investees	9,894	8,051
Total	$41,419	$34,104

Investment, at Fair Value

Investments, at Fair Value consisted of the following at March 31, 2021:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$19,648	$4,560	$24,208
Mutual Funds	7,304	13	7,317
Total Equity Investments, at Fair Value	$26,952	$4,573	$31,525

       Securities Sold Short, at Fair Value consisted of the following at March 31, 2021:

	Proceeds	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Equity Securities	$699	$44	$743
Total Securities Sold Short, at Fair Value	$699	$44	$743

Investments, at Fair Value consisted of the following at December 31, 2020:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$16,521	$2,218	$18,739
Mutual Funds	7,293	21	7,314
Total Equity Investments, at Fair Value	$23,814	$2,239	$26,053

Securities Sold Short, at Fair Value consisted of the following at December 31, 2020:

	Proceeds	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Equity Securities	$620	$94	$714
Total Securities Sold Short, at Fair Value	$620	$94	$714

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

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies. The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds.  The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Equity Method Investments on the consolidated statements of financial condition. As of March 31, 2021, the Company's investments range between 1% and 7% of the capital of these entities and have an aggregate carrying value of $9.9 million.

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

Level 1 assets consist primarily of cash equivalents, equity investments at fair value, and securities sold short at fair value. Cash equivalent investments in actively traded money market funds are measured at amortized cost that approximates fair value. Equity securities and securities sold short are exchange-traded securities with quoted prices in active markets. The fair value of investments in mutual funds are based on a published net asset values.

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

Also included in equity investments, at fair value, in the Company's consolidated statements of financial condition are investments in American Depositary Receipts (“ADRs”) and Global Depositary Receipts (“GDRs”). Certain of the Company’s ADRs and GDRs may not be listed on a public exchange and may be valued using an evaluated price based on a compilation of observable market information. Inputs used include currency factors, depositary receipt ratios, exchange prices of underlying and common stock of the same issuer, and adjustments for corporate actions. ADRs and GDRs valued using an evaluated price have been classified as Level 2.

The investments in equity method investees are held at their carrying value.

The following table presents these instruments’ fair value at March 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash Equivalents:
Money Market Funds	$8	$—	$—	$8
Equity Investments, at Fair Value:
Equity Securities	23,371	837	—	24,208
Mutual Funds	7,317	—	—	7,317
Total Assets	$30,696	$837	$—	$31,533

Liabilities
Securities Sold Short	$743	—	—	$743
Total Liabilities	$743	$—	$—	$743

The following table presents these instruments’ fair value at December 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash Equivalents:
Money Market Funds	$8	$—	$—	$8
Equity Investments, at Fair Value:
Equity Securities	18,006	733	—	18,739
Mutual Funds	7,314	—	—	7,314
Total Assets	$25,328	$733	$—	$26,061

Liabilities
Securities Sold Short	714	—	—	714
Total Liabilities	$714	$—	$—	$714

Transfers among levels, if any, are recorded as of the beginning of the reporting period. For each of the three months ended March 31, 2021 and 2020, there were no transfers between levels.  In addition, the Company did not hold any Level 3 securities during the three months ended March 31, 2021 or during the year ended December 31, 2020.

Note 10—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Leasehold Improvements	$6,929	$6,929
Furniture and Fixtures	1,591	1,591
Computer Hardware	684	745
Computer Software	879	879
Office Equipment	212	212
Total	10,295	10,356
Less: Accumulated Depreciation and Amortization	(6,203)	(5,980)
Total	$4,092	$4,376

Depreciation is included in general and administrative expense and totaled approximately $0.3 million for both the three months ended March 31, 2021 and 2020.  .

Note 11—Related Party Transactions

For the three months ended March 31, 2021 and 2020, the Company earned $0.2 million and $0.3 million, respectively, in investment advisory fees, net of expense reimbursements from unconsolidated VIEs that receive investment management services from the Company.

The Company offers loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting.  Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by shares and units held by the employee.  As of March 31, 2021 and December 31, 2020, the Company had approximately $3.3 million and $2.6 million, respectively, of such loans outstanding.

The operating company, as investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds.  For both of the three months ended March 31, 2021 and 2020, the Company recognized $0.3 million in such expenses.

The operating company manages personal funds of certain of the Company’s employees, including the CEO, and its two Presidents.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds.  In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

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

The Company leases office space under a non-cancelable operating lease agreement, which expires on December 31, 2025.  The Company recognizes minimum lease expense for its headquarters on a straight-line basis over the lease term.  The Company entered into a four-year sublease agreement commencing on October 1, 2016, which terminated on January 31, 2019. The Company entered into a new sublease agreement commencing on February 1, 2019, that expires on December 31, 2025. During October of 2020, the Company executed an amendment to the sublease agreement. The sublease agreement is cancelable by either the Company or sublessee upon at least six months prior written notice. Sublease income will continue to decrease annual lease expense by approximately $0.3 million per year.

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

During each of the three months ended March 31, 2021 and 2020, lease expenses of $0.7 million are included in general and administrative expense.  This lease expense includes short-term lease expenses associated with the Company's office space in Australia. Short-term lease expense was $0.1 million for the three months ended March 31, 2021.  Lease expenses for both the three months ended March 31, 2021 and 2020, were net of $0.1 million of sublease income.

The following table presents the components of operating lease expense, as well as supplemental cash flow information, related to the Company’s leases:

For the Three Months Ended March 31,
2021
(in thousands)
Operating lease expense[1]	$589
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$601
Right-of-use assets obtained in exchange for lease obligations	$—

1	Amounts have not been reduced by sublease income of $0.1 million recognized during the three months ended March 31, 2021.

The following table presents information regarding the Company’s operating leases:

As of
March 31, 2021
(in thousands)
Operating lease right-of-use assets	$10,989
Operating lease liabilities	$11,304
Weighted-average remaining lease term (in years)	4.7
Weighted-average discount rate	4.3%

The maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases
2021 (excluding the three months ended March 31, 2021)	$2,134
2022	2,574
2023	2,574
2024	2,596
2025	2,607
2026 and thereafter	-
Total undiscounted lease payments	$12,485
Less discount	(1,181)
Total lease liabilities	$11,304

Note 13—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.  The Company's provision for income taxes reflects U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income.  The Company's effective tax rate for the three months ended March 31, 2021 and 2020 was 8.6% and 56.3%, respectively.  The effective tax rate includes a rate benefit attributable to the fact that approximately 78.4% and 77.1% of the operating company's earnings were not subject to corporate-level taxes for the three months ended March 31, 2021 and 2020, respectively.  Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of March 31, 2021 and December 31, 2020, the Company had $8.1 million and $7.6 million in unrecognized tax benefits that, if recognized, would affect the provision for income taxes. As of March 31, 2021 and December 31, 2020, the Company had interest related to unrecognized tax benefits of $1.4 million and $1.2 million, respectively.  As of March 31, 2021 and December 31, 2020, no penalty accruals were recorded.

As of March 31, 2021 and December 31, 2020, the net values of all deferred tax assets were approximately $27.8 million and $29.8 million, respectively.  These deferred tax assets primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock.  At March 31, 2021 and December 31, 2020, the Company did not have a valuation allowance recorded against its deferred tax assets.

Note 14—Subsequent Events

On April 20, 2021, the Company’s Board of Directors approved and declared a quarterly dividend of $0.03 per share of its Class A common stock that will be paid on May 21, 2021 to holders of record on April 30, 2021.

No other subsequent events necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At March 31, 2021, our assets under management, or AUM, was $49.2 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  The percentages presented below are subject to continued changes, including but not limited to, the price of Class A common stock, issuance of awards, and exercise of options.  Based on the closing price of the Company’s Class A common stock as of March 31, 2021, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and Class B-1 units of the operating company held approximately 23.0%, 74.6%, and 2.4% respectively, of the economic interest in the March 31, 2021 value of the operating company. As of March 31, 2021, the holders of our Class A common stock and the holders of Class B and Class B-1 units of our operating company held approximately 21.4%, 69.6%, and 9.0%, respectively, of the future income and distributions.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Our founders and certain of our employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B and B-1 units of our operating company.  Based on the closing price of the Company’s Class A common stock as of March 31, 2021, through direct and indirect interests, our three founders, 52 other employee members, and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 49.0%, 9.1%, and 18.9% of the economic interests in our operating company, respectively. As of March 31, 2021, through direct and indirect interests, our three founders, 52 other employee members, and certain former employees, collectively held 45.6%, 15.3%, and 17.6% of the future income and distributions of our operating company.

Net Income

Diluted net income and diluted earnings per share were $19.7 million and $0.24, respectively, for the three months ended March 31, 2021, and $0.8 million and zero, respectively, for the three months ended March 31, 2020.

In evaluating our financial condition and results of operations, we also review non-GAAP measures of earnings, which are adjusted to exclude accounting adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent Class B unit conversions, as well as our tax receivable agreement and the associated liability to our selling and converting shareholders. No such adjustments were made to the GAAP results for the three months ended March 31, 2021 and 2020.

Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to changes in the valuation allowance recorded against the deferred tax asset and other discrete and permanently non-deductible items. Our effective tax rate was 24.7% for the three months ended March 31, 2021, and 29.9% for the three months ended March 31, 2020, respectively. See “Operating Results - Income Tax Expense” below.

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

Our advisory fees are primarily driven by the level of our AUM.  Our AUM increases or decreases with the net inflows or outflows of funds into our various investment strategies and with the investment performance thereof.  In order to increase our AUM and expand our business, we must develop and market investment strategies that suit the investment needs of our target clients, and provide attractive returns over the long term.  The value and composition of our AUM, and our ability to continue to attract clients depends on a variety of factors as described in "Item 1 — Risk Factors — Risks Related to Our Business — Our primary source of revenue is derived from management fees, which are directly tied to the levels of our assets under management.  Fluctuations in AUM therefore will directly impact our revenue" of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ direct and indirect interests in our operating company, we have reflected their membership interests as non-controlling interest in our consolidated financial statements.  As of March 31, 2021, the holders of Class A common stock of the Company and the holders of Class B units and Class B-1 units of the operating company held approximately 23.0%, 74.6%, and 2.4% respectively, of the economic interests in the operations of the business. In addition, our operating company consolidates the results of operations of the private investment partnerships over which we exercise a controlling influence.  Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

Operating Results

General

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly equities markets, can have a material impact on our results of operations, financial condition and cash flows.

The global effects of COVID-19 on the securities market caused a significant reduction in our AUM during the first quarter of 2020.  While many businesses have re-opened, vaccinations are underway (particularly in the U.S., the U.K. and Israel) and leading economic indicators are showing signs of improvement, the overall extent and duration of COVID-19's impact on businesses and economic activity generally remains uncertain. The economic impact of COVID-19 and any additional declines in the financial markets could have a significant adverse effect on our AUM and revenues, particularly if economic activity does not continue to recover. Although countries throughout the world continue to grapple with re-opening their economies, this will continue to be a gradual process, and there is a significant risk that the opening process may be further interrupted if infection rates increase.

We continue to consider, and in some cases are methodically implementing, return to office programs for our U.S., U.K., and Australian offices. In fact, we hope and expect to gradually bring our workforce back into the office during the second and third quarters of 2021. However, we continue to monitor the daily evolution of the pandemic and communications from the World Health Organization and the U.S. Centers for Disease Control and Prevention in order to ensure the health and safety of our employees, which remains our top priority. We will modify our return to office plans, as needed, to ensure the safety of our employees and to ensure that the highest safety and cleanliness protocols are followed. We believe that our business continuity plan and technology platform will continue to support the effectiveness of our employees working remotely.

As most of our workforce continues working remotely, we are mindful of increased risk related to cybersecurity, which could significantly disrupt our business functions.

Assets Under Management and Flows

As of March 31, 2021 and 2020, our AUM of approximately $49.2 billion and $26.8 billion, respectively, was invested in a variety of value-oriented investment strategies, representing distinct market capitalization segments of U.S. and non-U.S. equity markets.  The assets under management and performance of our largest investment strategies as of March 31, 2021 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of March 31, 2021 and 2020:

	AUM at March 31,
Strategy	2021	2020
	(in billions)
U.S. Value Strategies
Large Cap Value	$10.5	$6.5
Mid Cap Value	2.9	2.1
Small Cap Value	2.7	1.0
Value	0.7	0.5
Other U.S. Strategies	0.3	0.1
Total U.S. Value Strategies	17.1	10.2

Global and Non-U.S. Value Strategies
Global Value	14.1	5.9
Emerging Markets Value	7.4	3.8
International Value	7.1	4.9
European Value	3.0	1.7
Other Global and Non-U.S. Strategies	0.5	0.3
Total Global and Non-U.S. Value Strategies	32.1	16.6
Total	$49.2	$26.8

	AUM at March 31,
Account Domicile	2021	2020
	(in billions)
U.S.	$29.4	$17.5
Non-U.S.	19.8	9.3
Total	$49.2	$26.8

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to March 31, 2021, and in the five-year, three-year, and one-year periods ended March 31, 2021, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy.

	Period Ended March 31, 2021[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (July 2012)
Annualized Gross Returns	13.0%	12.4%	8.1%	81.7%
Annualized Net Returns	12.8%	12.3%	8.0%	81.5%
Russell 1000® Value Index	12.3%	11.7%	11.0%	56.1%
International Value (November 2008)
Annualized Gross Returns	10.2%	10.3%	6.5%	69.4%
Annualized Net Returns	9.9%	9.9%	6.1%	68.8%
MSCI EAFE® Index—Net/U.S.$[2]	7.7%	8.8%	6.0%	44.6%
Global Value (January 2010)
Annualized Gross Returns	9.4%	12.1%	8.6%	76.8%
Annualized Net Returns	9.0%	11.7%	8.2%	76.2%
MSCI® World Index – Net/U.S.$[2]	10.3%	13.4%	12.8%	54.0%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	4.8%	13.5%	7.7%	79.8%
Annualized Net Returns	4.0%	12.6%	6.9%	78.5%
MSCI® Emerging Markets Index—Net/U.S.$[2]	2.8%	12.1%	6.5%	58.4%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.8%	12.5%	7.5%	94.8%
Annualized Net Returns	7.3%	12.1%	7.1%	94.1%
Russell 1000® Value Index	7.4%	11.7%	11.0%	56.1%
European Focused Value (August 2008)
Annualized Gross Returns	5.6%	8.3%	2.5%	81.5%
Annualized Net Returns	5.2%	7.9%	2.1%	80.8%
MSCI® Europe Index – Net/U.S.$[2]	3.5%	8.2%	5.6%	44.9%
Global Focused Value (January 2004)
Annualized Gross Returns	6.6%	12.3%	7.7%	81.6%
Annualized Net Returns	5.9%	11.7%	7.2%	80.7%
MSCI® All Country World Index – Net/U.S.$[2]	8.0%	13.2%	12.1%	54.6%
Mid Cap Value (April 2014)
Annualized Gross Returns	9.4%	11.9%	8.4%	108.3%
Annualized Net Returns	9.1%	11.7%	8.1%	108.0%
Russell Mid Cap® Value Index	9.3%	11.6%	10.7%	73.8%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	13.6%	13.0%	11.0%	115.6%
Annualized Net Returns	12.4%	11.9%	10.0%	113.7%
Russell 2000® Value Index	10.1%	13.6%	11.6%	97.1%
Focused Value (January 1996)
Annualized Gross Returns	10.6%	11.7%	7.0%	99.5%
Annualized Net Returns	9.9%	11.1%	6.4%	98.1%
Russell 1000® Value Index	9.1%	11.7%	11.0%	56.1%
International Focused Value (January 2004)
Annualized Gross Returns	7.1%	11.4%	6.8%	74.9%
Annualized Net Returns	6.3%	10.8%	6.2%	74.0%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	6.5%	9.8%	6.5%	49.4%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	12.9%	13.8%	10.7%	125.6%
Annualized Net Returns	12.1%	13.1%	10.0%	124.1%
Russell Mid Cap® Value Index	10.5%	11.6%	10.7%	73.8%

1	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.

2	Net of applicable withholding taxes and presented in U.S. Dollars

Large Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in July 2012.  At March 31, 2021, the Large Cap Value strategy generated a one-year annualized gross return of 81.7%, outperforming its benchmark.  The top contributing sectors included the financial services, consumer discretionary, and industrials sectors.

International Value. This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.  This strategy was launched in November 2008.  At March 31, 2021, the International Value strategy generated a one-year annualized gross return of 69.4%, outperforming its benchmark.  The top contributing sectors included the industrials, materials, and consumer staples sectors.

Global Value.  This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2010.  At March 31, 2021, the Global Value strategy generated a one-year annualized gross return of 76.8%, outperforming its benchmark.  The top contributing sectors included the industrials, financial services, and consumer discretionary sectors.

Emerging Markets Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization.  This strategy was launched in January 2008.  At March 31, 2021, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of 79.8%, outperforming its benchmark.  The top contributing sectors included the consumer discretionary, materials, and consumer staples sectors.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in October 2000.  At March 31, 2021, the Large Cap Focused Value strategy generated a one-year annualized gross return of 94.8%, outperforming its benchmark.  The top contributing sectors included the consumer discretionary, financial services, and energy sectors.

European Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008.  At March 31, 2021, the European Focused Value strategy generated a one-year annualized gross return of 81.5%, outperforming its benchmark.  The top contributing sectors included the industrials, materials, and energy sectors.

Global Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2004.  At March 31, 2021, the Global Focused Value strategy generated a one-year annualized gross return of 81.6%, outperforming its benchmark.  The top contributing sectors included the financial services, industrials, and consumer discretionary sectors.

Mid Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in April 2014.  At March 31, 2021, the Mid Cap Value strategy generated a one-year annualized gross return of 108.3%, outperforming its benchmark.  The top contributing sectors included the industrials, financial services, and real estate sectors.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization.  This strategy was launched in January 1996.  At March 31, 2021, the Small Cap Focused Value strategy generated a one-year annualized gross return of 115.6%, outperforming its benchmark.  The top contributing sectors included the industrials, real estate, and utilities sectors, partially offset by the underperformance of the health care and consumer discretionary sectors.

Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in January 1996.  At March 31, 2021, the Focused Value strategy generated a one-year annualized gross return of 99.5%, outperforming its benchmark.  The top contributing sectors included the industrials, financial services, and consumer discretionary sectors.

International Focused Value. This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004.  At March 31, 2021, the International Focused Value strategy generated a one-year annualized gross return of 74.9%, outperforming its benchmark.  The top contributing sectors included the industrials, materials, and financial services sectors, partially offset by the underperformance of the information technology sector.

Mid Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in September 1998.  At March 31, 2021, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 125.6%, outperforming its benchmark.  The top contributing sectors included the industrials, financial services, and consumer discretionary sectors, partially offset by the underperformance of the technology sector.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our separately managed accounts, sub-advised accounts, and Pzena funds for the three months ended March 31, 2021 and 2020 is described below.  Inflows are composed of the investment of new or additional assets by new or existing clients.  Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended March 31,
	2021	2020
Separately Managed Accounts
Assets
Beginning of Period	$17.3	$16.4
Inflows	0.7	0.4
Outflows	(1.0)	(0.3)
Net Flows	(0.3)	0.1
Market Appreciation/(Depreciation)	2.7	(5.4)
Foreign Exchange[1]	(0.3)	(0.3)
End of Period	$19.4	$10.8

Sub-Advised Accounts
Assets
Beginning of Period	$23.3	$22.4
Inflows	1.5	0.8
Outflows	(1.3)	(0.8)
Net Flows	0.2	-
Market Appreciation/(Depreciation)	3.6	(8.0)
Foreign Exchange[1]	(0.2)	(0.1)
End of Period	$26.9	$14.3

Pzena Funds
Assets
Beginning of Period	$2.7	$2.4
Inflows	0.2	0.2
Outflows	(0.3)	(0.1)
Net Flows	(0.1)	0.1
Market Appreciation/(Depreciation)	0.4	(0.7)
Foreign Exchange[1]	(0.1)	(0.1)
End of Period	$2.9	$1.7

Total
Assets
Beginning of Period	$43.3	$41.2
Inflows	2.4	1.4
Outflows	(2.6)	(1.2)
Net Flows	(0.2)	0.2
Market Appreciation/(Depreciation)	6.7	(14.1)
Foreign Exchange[1]	(0.6)	(0.5)
End of Period	$49.2	$26.8

1 Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

Three Months Ended March 31, 2021 and March 31, 2020

At March 31, 2021, we managed $19.4 billion in separately managed accounts, $26.9 billion in sub-advised accounts, and $2.9 billion in Pzena funds, for a total of $49.2 billion in assets under management.  For the three months ended March 31, 2021, we experienced market appreciation of $6.7 billion and total gross inflows of $2.4 billion, partially offset by total gross outflows of $2.6 billion and a decrease associated with foreign exchange movements of $0.6 billion.  Assets in separately managed accounts increased by $2.1 billion, or 12.1%, from $17.3 billion at December 31, 2020, due to $2.7 billion in market appreciation and $0.7 billion in gross inflows, partially offset by $1.0 billion in gross outflows and a $0.3 billion decrease associated with foreign exchange movements.  Assets in sub-advised accounts increased by $3.6 billion, or 15.5%, from $23.3 billion at December 31, 2020, due to $3.6 billion in market appreciation and $1.5 billion in gross inflows, partially offset by $1.3 billion in gross outflows and a $0.2 billion decrease associated with foreign exchange movements.  Assets in Pzena funds increased by $0.2 billion, or 7.4%, from $2.7 billion at December 31, 2020, due to $0.4 billion in market appreciation and $0.2 billion in gross inflows, partially offset by $0.3 billion in gross outflows and a $0.1 billion decrease associated with foreign exchange movements.

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

Revenue

Our revenue from advisory fees earned on our separately managed accounts, sub-advised accounts, and Pzena funds for the three months ended March 31, 2021 and 2020 is described below:

	For the Three Months Ended March 31,
Revenue	2021	2020
	(in thousands)
Separately Managed Accounts	$24,547	$18,696
Sub-Advised Accounts	16,628	12,709
Pzena Funds	4,696	3,274
Total	$45,871	$34,679

Three Months Ended March 31, 2021 and March 31, 2020

Our total revenue increased by $11.2 million, or 32.3%, to $45.9 million for the three months ended March 31, 2021, from $34.7 million for the three months ended March 31, 2020.  This change was driven primarily by an increase in our average AUM due to market appreciation during the first quarter of 2021.  Average AUM increased 28.2% to $45.4 billion from $35.4 billion for the three months ended March 31, 2021 and 2020, respectively.  We recognized no performance fees during the three months ended March 31, 2021, similar compared to the three months ended March 31, 2020.

Our weighted average fees were 0.404% and 0.391% for the three months ended March 31, 2021 and 2020, respectively.

Average assets in separately managed accounts increased 26.8% to $18.0 billion for the three months ended March 31, 2021, from $14.2 billion for the three months ended March 31, 2020, and had weighted average fees of 0.545% and 0.526% for the three months ended March 31, 2021 and 2020, respectively.  The increase from the first quarter of 2020 primarily reflects the addition of assets to certain strategies that typically carry higher fee rates.

Average assets in sub-advised accounts increased 29.3% to $24.7 billion for the three months ended March 31, 2021, from $19.1 billion for the three months ended March 31, 2020, and had weighted average fees of 0.270% and 0.266% for the three months ended March 31, 2021 and 2020, respectively. Certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee or allow for an increase in the base fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years.  During both the three months ended March 31, 2021 and 2020, we recognized a $1.0 million reduction in base fees, related to this client relationship. To the extent the three-year performance record of these accounts fluctuates relative to its relevant benchmark, the amount of base fees recognized may vary.

Average assets in Pzena funds increased 28.6% to $2.7 billion for the three months ended March 31, 2021, from $2.1 billion for the three months ended March 31, 2020, and had weighted average fees of 0.681% and 0.625% for the three months ended March 31, 2021 and 2020, respectively. The increase from the first quarter of 2020 reflects the shift in assets to certain strategies that typically carry higher fee rates.

Expenses

Our operating expenses are driven primarily by our compensation and benefits costs.  The table below describes the components of our operating expenses for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash Compensation and Other Benefits	$15,346	$16,250
Other Non-Cash Compensation	3,789	2,890
Total Compensation and Benefits Expense	19,135	19,140
General and Administrative Expense	3,696	4,422
Total Operating Expenses	$22,831	$23,562

Three Months Ended March 31, 2021 and March 31, 2020

Total operating expenses decreased by $0.8 million, or 3.5%, to $22.8 million for the three months ended March 31, 2021, from $23.6 million for the three months ended March 31, 2020.  This decrease reflects a decrease in general and administrative expenses, primarily driven by a decrease in travel and entertainment expense and professional fees.

Compensation and benefits expense remained flat at $19.1 million for the three months ended March 31, 2021, from $19.1 million for the three months ended March 31, 2020.

General and administrative expense decreased by $0.7 million, or 16.4%, to $3.7 million for the three months ended March 31, 2021 from $4.4 million for the three months ended March 31, 2020. The decrease in general and administrative expense reflects a decrease in travel costs and professional fees.

Other Income/ (Expense)

Three Months Ended March 31, 2021 and March 31, 2020

Other Income/ (Expense) was income of $4.4 million for the three months ended March 31, 2021, and consisted primarily of $1.5 million in equity in the earnings of affiliates, $2.6 million in net realized and unrealized gains from investments, and $0.1 million in interest income.  Other Income/ (Expense) was expense of $9.4 million for the three months ended March 31, 2020, and consisted primarily of $5.2 million in net realized and unrealized losses from investments, $4.3 million in equity in the losses of affiliates, $0.2 million in interest income, and $0.1 million in dividend income.

Income Tax Expense

For the three months ended March 31, 2021 and 2020, components of our income tax expense are as follows:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Unincorporated and Other Business Tax Expenses	$866	$621
Total Corporate Tax Expense	1,500	371
Total Income Tax Expense	$2,366	$992

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.  The Company's provision for income taxes reflects its U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income.  The effective tax rate includes a rate benefit attributable to the fact that approximately 78.4% and 77.1% of the operating company's earnings were not subject to corporate-level taxes for the three months ended March 31, 2021 and 2020, respectively.  Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.  This favorable impact is partially offset by the impact of certain permanently non-deductible items.  These factors are expected to continue to impact the effective tax rate for future years and to the extent the Company’s economic interest in the operating company changes, the effective tax rate will likewise change with variations in the level of income subject to corporate-level taxes. The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of the Company's Class A common stock between grant date and vesting date.

Excluding discrete and permanently non-deductible items, which includes the net income attributable to non-controlling interest, the Company's effective tax rate was 24.7% for the three months ended March 31, 2021, and 29.9% for the three months ended March 31, 2020.

Three Months Ended March 31, 2021 and March 31, 2020

Income Tax Expense was $2.4 million for the three months ended March 31, 2021 and $1.0 million for the three months ended March 31, 2020.  Income tax expense for the three months ended March 31, 2021 consisted of $0.9 million in operating company unincorporated and other business taxes and $1.5 million of corporate income taxes.  Income tax expense for the three months ended March 31, 2020 consisted of $0.6 million in operating company unincorporated and other business taxes and $0.4 million of corporate income taxes.

Net Income Attributable to Non-Controlling Interests

Three Months Ended March 31, 2021 and March 31, 2020

Net income attributable to non-controlling interests was $20.8 million for the three months ended March 31, 2021, and consisted primarily of $20.6 million associated with our employees’ and outside investors’ approximately 78.0% weighted average interest in the income of the operating company and $0.2 million associated with the non-controlling interest in the income of our consolidated entities.  Net income attributable to non-controlling interests was $0.8 million for the three months ended March 31, 2020, and consisted of $1.1 million associated with our employees’ and outside investors’ approximately 77.1% weighted average interest in the income of the operating company.  The change in net income attributable to non-controlling interests primarily reflects the decrease in net income for the three months ended March 31, 2021, partially offset by an increase in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B and Class B-1 units awarded by our operating company’s compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended March 31, 2021, our average AUM and revenues increased by 28.2% and 32.3%, respectively, compared to our average AUM and revenues for the three months ended March 31, 2020.  At March 31, 2021, cash and cash equivalents was $29.7 million, inclusive of $3.0 million in cash held by our consolidated subsidiaries. We also had $7.3 million in an open-ended mutual fund that can be sold to meet future cash flow needs and approximately $17.2 million in investments set aside to satisfy our obligations under our deferred compensation programs. Advisory fees receivable was $40.8 million.

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

Cash Flows

Three Months Ended March 31, 2021 and March 31, 2020

       Cash, cash equivalents and restricted cash decreased $35.9 million to $30.7 million during the three months ended March 31, 2021 compared to a $31.9 million decrease in cash, cash equivalents and restricted cash to $21.6 million during the three months ended March 31, 2020.  Net cash provided by operating activities was $4.1 million for the three months ended March 31, 2021, compared to net cash used in operating activities of $9.9 million for the three months ended March 31, 2020. The increase in cash provided was primarily due to an increase in net income and changes in operating assets and liabilities and working capital.

       Net cash used in investing activities decreased $27.1 million to $3.9 million for the three months ended March 31, 2021 from $23.2 million provided for the three months ended March 31, 2020.  The decrease in cash used in investing activities was primarily due to a $27.2 million decrease in net purchases of investments during the three months ended March 31, 2021.

       Net cash used in financing activities decreased by $9.2 million for the three months ended March 31, 2021 to $36.0 million from $45.2 million for the three months ended March 31, 2020.  The decrease in cash used is primarily due to a $3.6 million decrease in distributions to non-controlling interests and a $3.3 million decrease in the repurchase and retirement of shares of Class A common stock.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

None.

U.S. Economic Relief Legislation

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, followed by the American Rescue Plan Act of 2021 (“ARP”) on March 11, 2021. The CARES Act and ARP provide economic relief to eligible individuals and businesses impacted by the COVID-19 pandemic, including changes to tax policy.  We are currently assessing what impact, if any, the CARES Act’s or ARP’s provisions will have on our financial position, but we do not believe the impact will be material.

Item 4.   Controls and Procedures.

During the course of the review of our consolidated financial statements as of March 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended March 31, 2021.

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2021 - January 31, 2021	167,343	$8.13	167,343	$9.1
February 1, 2021 - February 28, 2021	64,621	9.25	64,621	8.5
March 1, 2021 - March 31, 2021	43,254	9.90	43,254	8.0
Total	275,218	$8.67	275,218	$8.0

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

Item 6.  Exhibits.

Exhibit	Description of Exhibit

10.1	Indemnification Agreement for Shavar Jeffries, dated as of January 26, 2021, by and among Pzena Investment Management, Inc. and Shavar Jeffries(1)

10.2	Form of Restricted Class A Common Stock Agreement (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained Exhibit 101)

(1)	Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2021 (SEC File No. 001-33761).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2021

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
Name:	Richard S. Pzena
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JESSICA R. DORAN
Name:	Jessica R. Doran
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)