Form 10-Q
period 2021-06-30
Pzena Investment Management, Inc.
filed 2021-08-05
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 4, 2021, there were 17,686,646 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of August 4, 2021, there were 54,723,994 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.

FORM 10-Q

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc.as of June 30, 2021 (unaudited) and December 31, 2020	1

	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2021 and 2020	2

	Consolidated Statements of Comprehensive Income (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2021 and 2020	3

	Consolidated Statement of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2021 and 2020	4

	Consolidated Statements of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2021 and 2020	6

	Notes to the Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 4.	Controls and Procedures	44

	PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6.	Exhibits	46

SIGNATURES		47

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash and Cash Equivalents ($2,838 and $2,201)[1]	$53,463	$65,534
Restricted Cash	1,054	1,050
Due from Broker ($453 and $0)[1]	572	87
Advisory Fees Receivable	42,961	36,524
Investments ($13,918 and $1,131)[1]	56,447	34,104
Receivable from Related Parties	3,648	2,880
Other Receivables ($20 and $8)[1]	183	154
Prepaid Expenses and Other Assets	1,854	2,569
Right-of-use Assets	10,391	11,578
Deferred Tax Asset	28,588	29,831
Property and Equipment, Net of Accumulated Depreciation of $6,499 and $5,980, respectively	3,797	4,376
TOTAL ASSETS	$202,958	$188,687
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses ($19 and $28)[1]	$27,903	$36,317
Due to Broker ($554 and $2)[1]	811	56
Securities Sold Short, at Fair Value	870	714
Liability to Selling and Converting Shareholders	27,820	25,701
Lease Liabilities	10,694	11,905
Deferred Compensation Liability	3,391	5,039
TOTAL LIABILITIES	71,489	79,732
Commitments and Contingencies (see Note 12)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 17,756,185 and 17,328,899 Shares Issued and Outstanding in 2021 and 2020, respectively)	177	173
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 54,699,280 and 54,313,620 Shares Issued and Outstanding in 2021 and 2020, respectively)	—	—
Additional Paid-In Capital	5,633	5,190
Retained Earnings	29,586	25,611
Accumulated Other Comprehensive Income	114	132
Total Pzena Investment Management, Inc.'s Equity	35,510	31,106
Non-Controlling Interests	95,959	77,849
TOTAL EQUITY	131,469	108,955
TOTAL LIABILITIES AND EQUITY	$202,958	$188,687

1

Asset and liability amounts in parentheses represent the aggregated balances at June 30, 2021 and December 31, 2020 attributable to Pzena Investment Management Special Situations, LLC, Pzena U.S. Best Ideas (GP), LLC, Pzena Global Best Ideas (GP), LLC, and Pzena Global Focus Value Fund which were variable interest entities as of June 30, 2021 and December 31, 2020, respectively.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE	$50,877	$30,131	$96,748	$64,810
EXPENSES
Compensation and Benefits Expense	19,035	15,578	38,170	34,718
General and Administrative Expense	3,920	3,575	7,616	7,997
Total Operating Expenses	22,955	19,153	45,786	42,715
Operating Income	27,922	10,978	50,962	22,095
OTHER INCOME/ (EXPENSE)
Interest Income	45	87	100	246
Interest Expense	—	(12)	—	(12)
Dividend Income	216	70	358	151
Net Realized and Unrealized Gains/ (Losses) from Investments	899	1,906	3,462	(3,341)
Equity in Earnings/ (Losses) of Affiliates	470	1,144	2,007	(3,118)
Other Income/ (Expense)	100	47	158	(40)
Total Other Income/ (Expense)	1,730	3,242	6,085	(6,114)
Income Before Income Taxes	29,652	14,220	57,047	15,981
Income Tax Expense	2,575	1,371	4,941	2,363
Net Income	27,077	12,849	52,106	13,618
Less: Net Income Attributable to Non-Controlling Interests	22,474	10,651	43,316	11,420
Net Income Attributable to Pzena Investment Management, Inc.	$4,603	$2,198	$8,790	$2,198

Net Income for Basic Earnings per Share	$4,603	$2,198	$8,790	$2,198
Basic Earnings per Share	$0.27	$0.13	$0.51	$0.13
Basic Weighted Average Shares Outstanding[1]	17,255,593	17,215,163	17,248,045	17,502,674

Net Income for Diluted Earnings per Share	$21,176	$9,997	$40,906	$10,749
Diluted Earnings per Share[2]	$0.25	$0.13	$0.49	$0.13
Diluted Weighted Average Shares Outstanding[1]	84,336,569	78,608,197	83,932,385	79,261,048

Cash Dividends per Share of Class A Common Stock	$0.03	$0.03	$0.28	$0.49

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

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
NET INCOME	$27,077	$12,849	$52,106	$13,618
OTHER COMPREHENSIVE GAIN
Foreign Currency Translation Adjustment	(117)	283	(129)	(222)
Total Other Comprehensive Gain/ (Loss)	(117)	283	(129)	(222)
Comprehensive Income	26,960	13,132	51,977	13,396
Less: Comprehensive Income Attributable to Non-Controlling Interests	22,370	11,103	43,205	11,245
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$4,590	$2,029	$8,772	$2,151

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2020	17,328,899	54,313,620	$173	$5,190	$132	$25,611	$77,849	$108,955
Amortization of Non-Cash Compensation	14,201	320,495	—	462	—	—	1,683	2,145
Issuance of Shares under Equity Incentive Plan	12,353	805,987	—	872	—	—	2,950	3,822
Sale of Shares under Equity Incentive Plan	—	26,097	—	36	—	—	131	167
Directors' Share Grants	12,338	—	—	53	—	—	194	247
Net Income	—	—	—	—	—	4,187	20,842	25,029
Foreign Currency Translation Adjustments	—	—	—	—	(5)	—	(7)	(12)
Repurchase and Retirement of Class A Common Stock	(275,218)	—	(3)	(516)	—	—	(1,871)	(2,390)
Repurchase and Retirement of Class B Units	—	(18,476)	—	(20)	—	—	(70)	(90)
Class A Cash Dividends Declared and Paid ($0.25 per share)	—	—	—	—	—	(4,302)	—	(4,302)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(494)	—	—	—	(494)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	303	303
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(29,725)	(29,725)
Other	—	—	—	(541)	—	—	541	—
Balance at March 31, 2021	17,092,573	55,447,723	$170	$5,042	$127	$25,496	$72,820	$103,655
Unit Conversion	760,000	(760,000)	8	1,326	—	—	(1,069)	265
Amortization of Non-Cash Compensation	—	—	—	479	—	—	1,736	2,215
Sale of Shares under Equity Incentive Plan	—	7,882	—	12	—	—	43	55
Directors' Share Grants	1,268	—	—	30	—	—	109	139
Net Income	—	—	—	—	—	4,603	22,474	27,077
Foreign Currency Translation Adjustments	—	—	—	—	(13)	—	(104)	(117)
Options Exercised	—	6,465	—	—	—	—	—	—
Repurchase and Retirement of Class A Common Stock	(97,656)	—	(1)	(227)	—	—	(819)	(1,047)
Repurchase and Retirement of Class B Units	—	(2,790)	—	(7)	—	—	(25)	(32)
Class A Cash Dividends Declared and Paid ($0.03 per share)	—	—	—	—	—	(513)	—	(513)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(132)	—	—	—	(132)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	13,835	13,835
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(13,931)	(13,931)
Other	—	—	—	(890)	—	—	890	—
Balance at June 30, 2021	17,756,185	54,699,280	$177	$5,633	$114	$29,586	$95,959	$131,469

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2019	18,009,350	52,879,323	$179	$4,829	$(3)	$26,439	$76,766	$108,210
Amortization of Non-Cash Compensation	10,000	321,949	—	479	—	—	1,573	2,052
Issuance of Shares under Equity Incentive Plan	—	637,349	—	890	—	—	2,952	3,842
Sale of Shares under Equity Incentive Plan	—	430,955	—	436	—	—	1,466	1,902
Directors' Share Grants	—	—	—	76	—	—	255	331
Net Income	—	—	—	—	—	—	769	769
Foreign Currency Translation Adjustments	—	—	—	—	122	—	(627)	(505)
Repurchase and Retirement of Class A Common Stock	(823,792)	—	(8)	(1,283)	—	—	(4,357)	(5,648)
Repurchase and Retirement of Class B Units	—	(94,830)	—	(131)	—	—	(434)	(565)
Class A Cash Dividends Declared and Paid ($0.46 per share)	—	—	—	—	—	(8,172)	—	(8,172)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(717)	—	—	—	(717)
Effect of Deconsolidation	—	—	—	—	—	—	(1,685)	(1,685)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	641	641
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(33,327)	(33,327)
Other	—	—	—	(1,224)	—	—	1,224	—
Balance at March 31, 2020	17,195,558	54,174,746	$171	$3,355	$119	$18,267	$45,216	$67,128
Amortization of Non-Cash Compensation	—	—	—	449	—	—	1,566	2,015
Sale of Shares under Equity Incentive Plan	—	96,600	—	65	—	—	226	291
Modification	16,806	(16,806)	—	—	—	-	-	—
Directors' Share Grants	—	—	—	(23)	—	—	(83)	(106)
Net Income	—	—	—	—	—	2,198	10,651	12,849
Foreign Currency Translation Adjustments	—	—	—	—	(169)	—	452	283
Repurchase and Retirement of Class A Common Stock	(266,238)	—	(2)	(288)	—	—	(1,106)	(1,396)
Class A Cash Dividends Declared and Paid ($0.03 per share)	—	—	—	—	—	(517)	—	(517)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(92)	—	—	—	(92)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	68	68
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(1,899)	(1,899)
Other	—	—	—	34	—	—	(34)	—
Balance at June 30, 2020	16,946,126	54,254,540	$169	$3,500	$(50)	$19,948	$55,057	$78,624

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
OPERATING ACTIVITIES
Net Income	$27,077	$12,849	$52,106	$13,618
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	295	306	591	612
Non-Cash Compensation	3,962	3,113	7,751	6,003
Directors' Share Grants	139	(106)	386	225
Net Realized and Unrealized (Gains)/ Losses from Investments	(899)	(1,906)	(3,462)	3,341
Equity in (Earnings)/ Losses of Affiliates	(470)	(1,144)	(2,007)	3,118
Accretion of Discount	—	—	—	—
Noncash Lease Expense	598	566	1,187	1,162
Foreign Currency Translation Adjustments	(117)	283	(129)	(222)
Deferred Income Taxes	1,489	762	3,002	1,122
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(2,163)	(914)	(6,437)	2,732
Due from Broker	(304)	(861)	(485)	(842)
Prepaid Expenses and Other Assets	299	656	686	481
Due to Broker	811	1,806	755	1,772
Accounts Payable, Accrued Expenses, and Other Liabilities	8,792	2,260	(9,632)	(21,007)
Lease Liabilities	(610)	(578)	(1,211)	(1,186)
Purchases of Equity Securities	(21,768)	(8,659)	(32,660)	(18,138)
Proceeds from Equity Securities	4,326	8,447	15,118	14,206
Net Cash Provided by/ (Used in) Operating Activities	21,457	16,880	25,559	6,997
INVESTING ACTIVITIES
Purchases of Investments	(1,820)	(2,063)	(7,610)	(23,653)
Proceeds from Sale of Investments	5,730	1,260	8,434	46,995
Payments from/ (to) Related Parties	79	(17)	(768)	(903)
Purchases of Property and Equipment	—	—	(12)	(33)
Net Cash Provided by/ (Used in) Investing Activities	3,989	(820)	44	22,406
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(1,047)	(1,396)	(3,437)	(7,044)
Repurchase and Retirement of Class B Units	(32)	—	(122)	(565)
Sale of Shares under Equity Incentive Plan	55	291	222	2,193
Distributions to Non-Controlling Interests	(13,931)	(1,899)	(43,656)	(35,226)
Contributions from Non-Controlling Interests	13,835	68	14,138	709
Dividends Paid	(513)	(517)	(4,815)	(8,689)
Net Cash Provided by/ (Used in) Financing Activities	(1,633)	(3,453)	(37,670)	(48,622)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$23,813	$12,607	$(12,067)	$(19,219)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of Period	$30,704	$21,567	$66,584	$53,516
Effect of (Deconsolidation)/ Consolidation of Affiliates	—	—	—	(123)
Net Change in Cash, Cash Equivalents and Restricted Cash	23,813	12,607	(12,067)	(19,219)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of Period	$54,517	$34,174	$54,517	$34,174
Supplementary Cash Flow Information:
Unit Conversion	$265	$—	$265	$-
Issuances of Shares under Equity Incentive Plan	$—	$—	$3,822	$3,842
Income Taxes Paid	$200	$17	$321	$115

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

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York.  As of June 30, 2021, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company, through its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of June 30, 2021:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	June 30, 2021
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena U.S. Best Ideas (GP), LLC	Delaware Limited Liability Company (11/16/2017)	100.0%
Pzena Global Best Ideas (GP), LLC	Delaware Limited Liability Company (2/15/2018)	100.0%
Pzena Investment Management International 2, LLC	Delaware Limited Liability Company (1/21/2020)	100.0%
Pzena International Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (6/27/2021)	100.0%
Pzena Investment Management Special Situations, LLC	Delaware Limited Liability Company (12/01/2010)	99.9%
Pzena International Small Cap Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (6/28/2018)	52.1%
Pzena Global Focused Value Fund	Australian Registered Investment Scheme (6/10/2016)	32.9%

Note 2—Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related Securities and Exchange Commission (“SEC”) rules and regulations.

Principles of Consolidation:

The Company’s policy is to consolidate those entities in which it has a direct or indirect controlling financial interest. The consolidation guidance requires an analysis to determine if an entity should be evaluated for consolidation using the voting interest entity (“VOE”) model or the variable interest entity (“VIE”) model. Under the VOE model, controlling financial interest is generally defined as a majority ownership of voting interests. Under the VIE model, controlling financial interest is established if the entity is determined to be the primary beneficiary, which is defined as (i) the power to direct activities that most significantly impact the economic performance of the entity and (ii) the right to receive potentially significant benefits or the obligation to absorb potentially significant losses.

Pursuant to the Consolidation Topic of the FASB Accounting Standards Codification (“FASB ASC”), for legal entities evaluated for consolidation, the Company determines whether interests it holds and fees paid to the entity qualify as a variable interest.  If it is determined that the Company does not have a variable interest in the entity or a voting interest in the entity, no further analysis is required and the Company does not consolidate the entity.  If it is determined that the Company has a variable interest, it considers its direct interests and the proportionate indirect interests through related parties to determine if it is the primary beneficiary of the VIE.

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

During June of 2021, the Company provided the initial cash investment for the launch of a Pzena mutual fund, the Pzena International Value Fund. Due to its series fund structure, registration, and compliance with the requirements of the Investment Company Act of 1940, the fund is analyzed for consolidation under the voting interest model. As a result of the Company's initial interests, it consolidated the Pzena International Value Fund as of June 30, 2021.

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

During 2020, the Company provided the initial cash investment for a Pzena-branded Australian Registered Investment Scheme, Pzena Global Focused Value Fund, in an effort to generate an investment performance track record to attract third-party investors. The Company is considered the primary beneficiary of this entity. At June 30, 2021, Pzena Global Focused Value Fund’s $12.8 million in net assets were included in the Company’s consolidated statements of financial condition.

These consolidated investment partnerships are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these investment partnerships pursuant to U.S. GAAP.

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company.  The total net assets of these VIEs was approximately $252.1 million and $265.9 million at June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021 and December 31, 2020, the operating company had $4.2 million and $3.2 million in investments in certain of these firm-sponsored vehicles, the majority of which are primarily held to satisfy certain of the Company’s obligations under its deferred compensation programs, for which the Company was not deemed to be the primary beneficiary.  The Company's exposure to risk of loss in the non-consolidated VIEs is generally limited to any equity investment and any uncollected management fees. As of June 30, 2021 and December 31, 2020, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $4.4 million and $3.6 million, respectively.

Accounting Pronouncements Adopted in 2021:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify US GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. We adopted this standard prospectively on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

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

Revenue Recognition:

Revenue, comprised of advisory fee income, is recognized over the period in which advisory services are provided. Advisory fee income includes management fees that are calculated based on percentages of assets under management (“AUM”), generally billed quarterly, either in arrears or advance, depending on the applicable contractual terms. Advisory fee income also includes performance fees that may be earned by the Company depending on the investment return of the AUM, as well as fulcrum fee arrangements. Performance fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in any returns generated in excess of an agreed-upon benchmark. The Company’s participation percentage in such return differentials is then multiplied by AUM to determine the performance fees earned. In general, returns are calculated on an annualized basis over the contract’s measurement period, which usually extends to three years. Performance fees are generally payable annually or quarterly. Fulcrum fee arrangements require a reduction in the base fee or allow for an increase in the base fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. Fulcrum fees are generally payable quarterly. Following the Revenue Recognition Topic of the FASB ASC, performance fee income is recorded at the conclusion of the contractual performance period, when it is probable that significant reversal of the performance fee will not occur. Advisory fee income also includes fund expense cap reimbursements which are required to be presented net against revenue rather than as a component of general and administrative expense in the consolidated statements of operations.

Revenue from advisory fees is disaggregated into categories based on the composition of the Company's client base and advisory fee structure for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue	2021	2020	2021	2020
	(in thousands)
Separately Managed Accounts
Asset-Based Fees	$26,525	$16,738	$51,072	$35,434
Total Separately Managed Fees	26,525	16,738	51,072	35,434

Sub-Advised Accounts
Asset-Based Fees	$20,350	$11,272	$37,973	$24,995
Impact of Fulcrum Fees[1]	(958)	(1,010)	(1,953)	(2,024)
Performance-Based Fees	8	—	8	—
Total Sub-Advised Fees	19,400	10,262	36,028	22,971

Pzena Funds
Asset-Based Fees	$5,157	$3,477	$10,109	$7,077
Expense Cap Reimbursements	(205)	(346)	(461)	(672)
Performance-Based Fees	—	—	—	—
Total Pzena Funds Fees	4,952	3,131	9,648	6,405
Total	$50,877	$30,131	$96,748	$64,810

1

Represents the net impact of fulcrum fee arrangements which require a reduction in the base fee or allow for an increase in the base fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period.

Cash and Cash Equivalents:

At June 30, 2021 and December 31, 2020, Cash and Cash Equivalents was $53.5 million and $65.5 million, respectively.  The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposits, other accounts whose balances often exceed federally insured limits and treasury money market funds. Cash is stated at cost, which approximates fair value.

Interest on cash and cash equivalents is recorded as Interest Income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

At both June 30, 2021 and December 31, 2020, the Company had $1.1 million of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition. These balances reflect a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.

The following table reconciles cash, cash equivalents, and restricted cash per the consolidated statements of cash flows to the consolidated statements of financial condition.

	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020	March 31, 2020	December 31, 2019
	(in thousands)
Cash and Cash Equivalents	$53,463	$29,650	$65,534	$33,131	$20,527	$52,480
Restricted Cash	1,054	1,054	1,050	1,043	1,040	1,036
Total	$54,517	$30,704	$66,584	$34,174	$21,567	$53,516

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

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any.  During the three and six months ended June 30, 2021 and 2020, no impairment losses were recognized.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company.  On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions.  At both June 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

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

The Company and its consolidated subsidiaries account for all U.S. federal, state, local, and U.K. taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  At both June 30, 2021 and December 31, 2020, the Company did not have a valuation allowance recorded against its deferred tax assets.

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

Foreign Currency:

The functional and reporting currency of the Company is the U.S. Dollar.  Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period.  A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary.  Non-functional currency related transaction gains and losses are immediately recorded in other income on the consolidated statements of operations.  For each of the three and six months ended June 30, 2021, the Company recorded $0.1 million of other comprehensive loss associated with foreign currency translation adjustments. For the three and six months ended June 30, 2020, the Company recorded $0.3 million of other comprehensive income and $0.2 million of other comprehensive loss associated with foreign currency translation adjustments.

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

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cash Compensation and Other Benefits	$15,073	$12,465	$30,419	$28,715
Non-Cash Compensation	3,962	3,113	7,751	6,003
Total Compensation and Benefits Expense	$19,035	$15,578	$38,170	$34,718

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below. Details of non-cash compensation awards granted during the six months ended June 30, 2021 and 2020 are as follows:

	For the Six Months Ended June 30,
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

Pursuant to the 2006 Equity Incentive Plan, the operating company issues Class B units, phantom Class B units and options to purchase Class B units.  The operating company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan.  These Delayed Exchange Class B units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant.  These Delayed Exchange Class B units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company.  The operating company also issues phantom Delayed Exchange Class B units and options to purchase Delayed Exchange Class B units. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock, Class B-1 units, options to purchase Class A common stock, options to purchase restricted Class A shares of common stock and contingently vesting options to acquire shares of Class A common stock.  During the three and six months ended June 30, 2021, 250,000 contingently vesting options vested. During each of the three and six months ended June 30, 2020, no contingently vesting options vested.  During the three months ended June 30, 2021 and 2020, 7,882 and 96,600 Delayed Exchange Class B units were issued to certain employee members, respectively, for less than $0.1 million and $0.3 million, respectively. During the six months ended June 30, 2021 and 2020, 33,979 and 527,555 Delayed Exchange Class B units were issued to certain employee members, respectively, for approximately $0.1 million and $2.2 million in cash, respectively. During the three and six months ended June 30, 2021, the 11,051 options exercised resulted in 6,465 net Class B units issued, as a result of the redemption of 4,586 Class B units for the cashless exercise of options. During the three and six months ended June 30, 2020, there were no options exercised.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess.  These deferred amounts may be invested, at the employee’s discretion, in certain investment options designated by the Compensation Committee of the Company's Board of Directors.  Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four-year period commencing the following year.  The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period. During the three months ended June 30, 2021, no forfeitures occurred. During the three months ended June 30, 2020, 10,971 phantom Delayed Exchange Class B units and less than $0.1 million in future deferred compensation obligations were forfeited associated with an employee departure. As of June 30, 2021 and December 31, 2020, the liability associated with all employee deferred compensation investment accounts was $3.4 million and $5.0 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of their compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan.  Elections to defer compensation under the Director Plan are made on a year-to-year basis.  Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made.  Since inception of the Director Plan in 2009, the majority of the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock. Director compensation amounts for any calendar year are amortized over the calendar year and reflected as General and Administrative Expense. As of June 30, 2021 and December 31, 2020, there were 594,183 and 533,444 phantom shares of Class A common stock outstanding, respectively.  During the three and six months ended June 30, 2021, the Company distributed 0 and 11,070 shares of Class A common stock, respectively, pursuant to the Director Plan on such date specified by the participant as elected when the deferral was made. For the three and six months ended June 30, 2020, no distributions were made under the Director Plan. During the six months ended June 30, 2021, the Company issued 5,074 restricted shares of Class A common stock associated with non-deferred nonemployee director compensation. These restricted shares will vest quarterly of the calendar year.

As of June 30, 2021 and December 31, 2020, the Company had approximately $39.2 million and $34.8 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, option grants, Delayed Exchange Class B units, phantom Delayed Exchange Class B units, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and contingently vesting option grants issued under the 2007 Equity Incentive Plan.  The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees.  The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component.  All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan.  The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law.  The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan.  For each of the three months ended June 30, 2021 and 2020, the expense recognized in connection with this plan was $0.1 million. For the six months ended June 30, 2021 and 2020, the expense recognized in connection with this plan was $1.1 million and $0.9 million, respectively.

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

For the three and six months ended June 30, 2021 and 2020, the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$4,597	$2,197	$8,779	$2,197
Participating Shares of Restricted Class A Common Stock	6	1	11	1
Total Net Income for Basic Earnings per Share	$4,603	$2,198	$8,790	$2,198
Basic Weighted-Average Shares Outstanding	17,233,829	17,203,898	17,227,164	17,497,041
Add: Participating Shares of Restricted Class A Common Stock[1]	21,764	11,265	20,881	5,633
Total Basic Weighted-Average Shares Outstanding	17,255,593	17,215,163	17,248,045	17,502,674
Basic Earnings per Share	$0.27	$0.13	$0.51	$0.13

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

For the three and six months ended June 30, 2021 and 2020, the Company’s diluted net income was determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$22,225	$10,417	$42,873	$11,500
Less: Assumed Corporate Income Taxes	5,652	2,618	10,757	2,949
Assumed After-Tax Income of Pzena Investment Management, LLC	16,573	7,799	32,116	8,551
Net Income of Pzena Investment Management, Inc.	4,603	2,198	8,790	2,198
Diluted Net Income	$21,176	$9,997	$40,906	$10,749

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

For the three and six months ended June 30, 2021 and 2020, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$19,249	$9,236	$37,186	$9,925
Participating Shares of Restricted Class A Common Stock	6	1	11	1
Participating Class B Units	1,921	760	3,709	823
Total Diluted Net Income Attributable to Shareholders	$21,176	$9,997	$40,906	$10,749

Total Basic Weighted-Average Shares Outstanding	17,255,593	17,215,163	17,248,045	17,502,674
Dilutive Effect of Class B Units	55,286,341	54,207,113	55,355,592	54,046,330
Dilutive Effect of Options[1]	1,793,668	-	1,486,643	13,065
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	2,728,652	1,301,360	2,571,352	1,754,097
Dilutive Effect of Restricted Shares of Class A Common Stock[2]	33,018	5,459	31,456	9,873
Dilutive Weighted-Average Shares Outstanding	77,097,272	72,729,095	76,693,088	73,326,039
Add: Participating Class B Units and Class B-1 Units[3]	7,239,297	5,879,102	7,239,297	5,935,009
Total Dilutive Weighted-Average Shares Outstanding	84,336,569	78,608,197	83,932,385	79,261,048
Diluted Earnings per Share[4]	$0.25	$0.13	$0.49	$0.13

1	Represents the dilutive effect of options to purchase operating company Class B units and Company Class A common stock.
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

Approximately 0.4 million options to purchase Class B units, 0.2 million options to purchase shares of Class A common stock, and 1.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2021, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met. Approximately 5.5 million options to purchase Class B units, 0.2 million options to purchase shares of Class A common stock, and 1.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2020, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company.  As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income.  Class A and Class B units of the operating company have the same economic rights per unit. Class B-1 membership units are entitled to receive distributions for the duration of the holder’s employment with the operating company and will participate in additional value to the extent there has been appreciation in price of the Class A common stock subsequent to the issuance of the Class B-1 membership unit.  The percentages presented below are subject to continued changes, including but not limited to, the price of Class A common stock, issuance of awards, and exercise of options.  Based on the closing price of the Company’s Class A common stock as of June 30, 2021, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and Class B-1 units of the operating company held approximately 23.9%, 73.4%, and 2.7% respectively, of the economic interest in the June 30, 2021 value of the operating company. As of June 30, 2021, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held 22.2%, 68.7%, and 9.1%, respectively, of the right to the future income and distributions. Based on the closing price of the Company’s Class A common stock as of December 31, 2020, the holders of Class A common stock of the Company, the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held approximately 24.2%, 75.8% and 0.0%, respectively, of the December 31, 2020 economic interests in the value of the operating company. As of December 31, 2020 the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held 22.4%, 70.1%, and 7.5%, respectively, of the right to the future income and distributions.

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

On June 11, 2021, certain of the operating company’s members exchanged an aggregate of 760,000 of their Class B units for an equivalent number of shares of Class A common stock of the Company. These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

The Company’s share repurchase program was announced on April 24, 2012.  The Board of Directors authorized the Company to repurchase up to an aggregate of $10 million of the Company’s outstanding Class A common stock and the operating company’s Class B units on the open market and in private transactions in accordance with applicable securities laws.  On February 11, 2014, the Company announced that its Board of Directors approved an increase of $20 million in the aggregate amount authorized under the program.  On April 19, 2018, the Company announced that its Board of Directors approved an additional increase of $30 million in the aggregate amount authorized under the program.  On July 20, 2021, the Company announced that its Board of Directors approved an increase of $40 million in the aggregate amount authorized under the program. The timing, number and value of common shares and units repurchased are subject to the Company’s discretion.  The Company’s share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, for any reason.

During the six months ended June 30, 2021, the Company purchased and retired 372,874 shares of Class A common stock and 21,266 Class B units under the current repurchase authorization at a weighted average price per share of $9.21 and $5.75, respectively.  During the six months ended June 30, 2020, the Company purchased and retired 1,090,030 shares of Class A common stock and 94,830 Class B units under the repurchase authorization at a weighted average price per unit of $6.46 and $5.97, respectively.  The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$22,225	$10,417	$42,873	$11,500
Non-Controlling Interests of Consolidated Subsidiaries	249	234	443	(80)
Net Income Attributable to Non-Controlling Interests	$22,474	$10,651	$43,316	$11,420

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals from the Company’s consolidated subsidiaries.  Contributions from non-controlling interests represent contributions to the Company's consolidated subsidiaries.

Note 8—Investments

The following is a summary of Investments:

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Equity Investments, at Fair Value
Equity Securities	$41,714	$18,739
Mutual Funds	7,326	7,314
Total Equity Investments, at Fair Value	49,040	26,053
Investments in Equity Method Investees	7,407	8,051
Total	$56,447	$34,104

Investment, at Fair Value

Investments, at Fair Value consisted of the following at June 30, 2021:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$36,938	$4,776	$41,714
Mutual Funds	7,313	13	7,326
Total Equity Investments, at Fair Value	$44,251	$4,789	$49,040

       Securities Sold Short, at Fair Value consisted of the following at June 30, 2021:

	Proceeds	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Equity Securities	$833	$37	$870
Total Securities Sold Short, at Fair Value	$833	$37	$870

Investments, at Fair Value consisted of the following at December 31, 2020:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$16,521	$2,218	$18,739
Mutual Funds	7,293	21	7,314
Total Equity Investments, at Fair Value	$23,814	$2,239	$26,053

Securities Sold Short, at Fair Value consisted of the following at December 31, 2020:

	Proceeds	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Equity Securities	$620	$94	$714
Total Securities Sold Short, at Fair Value	$620	$94	$714

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

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies. The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds.  The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Equity Method Investments on the consolidated statements of financial condition. As of June 30, 2021, the Company's investments range between 1% and 8% of the capital of these entities and have an aggregate carrying value of $7.4 million.

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

The investments in equity method investees are held at their carrying value.

The following table presents these instruments’ fair value at June 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash Equivalents:
Money Market Funds	$8	$—	$—	$8
Equity Investments, at Fair Value:
Equity Securities	41,042	672	—	41,714
Mutual Funds	7,326	—	—	7,326
Total Assets	$48,376	$672	$—	$49,048

Liabilities
Securities Sold Short	$870	—	—	$870
Total Liabilities	$870	$—	$—	$870

The following table presents these instruments’ fair value at December 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash Equivalents:
Money Market Funds	$8	$—	$—	$8
Equity Investments, at Fair Value:
Equity Securities	18,006	733	—	18,739
Mutual Funds	7,314	—	—	7,314
Total Assets	$25,328	$733	$—	$26,061

Liabilities
Securities Sold Short	714	—	—	714
Total Liabilities	$714	$—	$—	$714

Transfers among levels, if any, are recorded as of the beginning of the reporting period. For each of the three and six months ended June 30, 2021 and 2020, there were no transfers between levels.  In addition, the Company did not hold any Level 3 securities during the six months ended June 30, 2021 or during the year ended December 31, 2020.

Note 10—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Leasehold Improvements	$6,929	$6,929
Furniture and Fixtures	1,591	1,591
Computer Hardware	685	745
Computer Software	879	879
Office Equipment	212	212
Total	10,296	10,356
Less: Accumulated Depreciation and Amortization	(6,499)	(5,980)
Total	$3,797	$4,376

Depreciation is included in general and administrative expense and totaled approximately $0.3 million and $0.6 million, respectively, for each of the three and six months ended June 30, 2021 and 2020.

Note 11—Related Party Transactions

For the three months ended June 30, 2021 and 2020, the Company earned $0.3 million and $0.2 million, respectively, in investment advisory fees, net of expense reimbursements from unconsolidated VIEs that receive investment management services from the Company. For the six months ended June 30, 2021 and 2020, the Company earned $0.6 million and $0.3 million, respectively, in such fees.

The Company offers loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting.  Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by shares and units held by the employee.  As of June 30, 2021 and December 31, 2020, the Company had approximately $3.3 million and $2.6 million, respectively, of such loans outstanding.

The operating company, as investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds.  For each of the three and six months ended June 30, 2021, the Company recognized $0.2 million and $0.6 million, respectively, in such expenses. For the three and six months ended June 30, 2020, the Company recognized $0.4 million and $0.8 million, respectively, in such expenses.

The operating company manages personal funds of certain of the Company’s employees, including the CEO, and its two Presidents.  The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest.  Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors.  The operating company also manages personal funds of some of its employees’ family members.  Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds.  In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history.  The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.4 million and $0.2 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, the Company waived $0.2 million and $0.4 million, respectively, in such fees.

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

During each of the three and six months ended June 30, 2021, lease expenses of $0.7 million and $1.5 million, respectively, are included in general and administrative expense.  During the three and six months ended June 30, 2020, lease expenses were $0.7 million and $1.4 million, respectively. This lease expense includes short-term lease expenses associated with the Company's office space in Australia. Short-term lease expense was $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2021.  Lease expenses for each of the three and six months ended June 30, 2021 and 2020, were net of $0.1 million and $0.2 million of sublease income, respectively.

The following table presents the components of operating lease expense, as well as supplemental cash flow information, related to the Company’s leases:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2021
	(in thousands)
Operating lease expense[1]	$598	$1,187
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$610	$1,211
Right-of-use assets obtained in exchange for lease obligations	$—	$—

1	Amounts have not been reduced by sublease income of $0.1 million and $0.2 million, respectively, recognized during the three and six months ended June 30, 2021.

The following table presents information regarding the Company’s operating leases:

As of
June 30, 2021
(in thousands)
Operating lease right-of-use assets	$10,391
Operating lease liabilities	$10,694
Weighted-average remaining lease term (in years)	4.5
Weighted-average discount rate	4.3%

The maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases
2021 (excluding the six months ended June 30, 2021)	$1,403
2022	2,574
2023	2,574
2024	2,596
2025	2,607
2026 and thereafter	-
Total undiscounted lease payments	$11,754
Less discount	(1,060)
Total lease liabilities	$10,694

Note 13—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.  The Company's provision for income taxes reflects U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income.  The Company's effective tax rate for the six months ended June 30, 2021 and 2020 was 8.7% and 14.8%, respectively.  The effective tax rate includes a rate benefit attributable to the fact that approximately 78.4% and 77.4% of the operating company's earnings were not subject to corporate-level taxes for the six months ended June 30, 2021 and 2020, respectively.  Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of June 30, 2021 and December 31, 2020, the Company had $8.8 million and $7.6 million in unrecognized tax benefits that, if recognized, would affect the provision for income taxes. As of June 30, 2021 and December 31, 2020, the Company had interest related to unrecognized tax benefits of $1.6 million and $1.2 million, respectively.  As of June 30, 2021 and December 31, 2020, no penalty accruals were recorded.

As of June 30, 2021 and December 31, 2020, the net values of all deferred tax assets were approximately $28.6 million and $29.8 million, respectively.  These deferred tax assets primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock.  At June 30, 2021 and December 31, 2020, the Company did not have a valuation allowance recorded against its deferred tax assets.

Note 14—Subsequent Events

On July 20, 2021, the Company announced that the Board of Directors approved and declared a quarterly dividend of $0.03 per share of its Class A common stock that will be paid on August 20, 2021 to holders of record on July 30, 2021.

On July 20, 2021, the Company announced that its Board of Directors approved an increase of $40 million in the aggregate amount authorized under the current share repurchase program to repurchase outstanding Class A common stock and Class B units. As of June 30, 2021, there was approximately $7.0 million remaining of the $30.0 million additional authorization announced by the Board of Directors on April 19, 2018. The Company intends to use available cash on hand to fund such purchases. The objective of the program is to minimize dilution from compensatory stock and unit related issuances.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies.  We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.  At June 30, 2021, our assets under management, or AUM, was $53.1 billion.  We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”).  As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income.  The percentages presented below are subject to continued changes, including but not limited to, the price of Class A common stock, issuance of awards, and exercise of options.  Based on the closing price of the Company’s Class A common stock as of June 30, 2021, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and Class B-1 units of the operating company held approximately 23.9%, 73.4%, and 2.7% respectively, of the economic interest in the June 30, 2021 value of the operating company. As of June 30, 2021, the holders of our Class A common stock and the holders of Class B and Class B-1 units of our operating company held approximately 22.2%, 68.7%, and 9.1%, respectively, of the future income and distributions.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Our founders and certain of our employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B and B-1 units of our operating company.  Based on the closing price of the Company’s Class A common stock as of June 30, 2021, through direct and indirect interests, our three founders, 52 other employee members, and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 47.8%, 9.4%, and 18.9% of the economic interests in our operating company, respectively. As of June 30, 2021, through direct and indirect interests, our three founders, 52 other employee members, and certain former employees, collectively held 44.8%, 15.3%, and 17.7% of the future income and distributions of our operating company.

Net Income

Diluted net income and diluted earnings per share were $21.2 million and $0.25, respectively, for the three months ended June 30, 2021, and $10.0 million and $0.13, respectively, for the three months ended June 30, 2020. Diluted net income and diluted earnings per share were $40.9 million and $0.49, respectively, for the six months ended June 30, 2021, and $10.7 million and $0.13, respectively, for the six months ended June 30, 2020. For the six months ended June 30, 2020, the calculation of diluted earnings per share resulted in an increase in earnings per share. Therefore, diluted earnings per share for such period is assumed to be equal to earnings per share.

In evaluating our financial condition and results of operations, we also review non-GAAP measures of earnings, which are adjusted to exclude accounting adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent Class B unit conversions, as well as our tax receivable agreement and the associated liability to our selling and converting shareholders. No such adjustments were made to the GAAP results for the three and six months ended June 30, 2021 and 2020.

Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to changes in the valuation allowance recorded against the deferred tax asset and other discrete and permanently non-deductible items. Our resulting effective tax rate was 25.4% and 25.1% for the three and six months ended June 30, 2021, and 25.1% and 25.6% for the three and six months ended June 30, 2020, respectively. See “Operating Results - Income Tax Expense” below.

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

Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours.  In light of our employees’ and outside investors’ direct and indirect interests in our operating company, we have reflected their membership interests as non-controlling interest in our consolidated financial statements.  As of June 30, 2021, the holders of Class A common stock of the Company and the holders of Class B units and Class B-1 units of the operating company held approximately 23.9%, 73.4%, and 2.7% respectively, of the economic interests in the operations of the business. In addition, our operating company consolidates the results of operations of the private investment partnerships over which we exercise a controlling influence.  Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

Operating Results

General

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly equities markets, can have a material impact on our results of operations, financial condition and cash flows.

The global effects of COVID-19 on the securities market caused a significant reduction in our AUM during the first quarter of 2020.  While many businesses have re-opened, vaccinations are underway (particularly in the U.S., the U.K. and Israel) and leading economic indicators are showing signs of improvement, the overall extent and duration of COVID-19's impact on businesses and economic activity generally remains uncertain. The economic impact of COVID-19 and any additional declines in the financial markets could have a significant adverse effect on our AUM and revenues, particularly if economic activity does not continue to recover. Although countries throughout the world continue to grapple with re-opening their economies, this will continue to be a gradual process, and there is a significant risk that the opening process may be further interrupted if infection rates increase, as a result of the emergence of new variants of COVID-19 or otherwise.

We continue to consider, and in some cases are methodically implementing, return to office programs for our U.S., U.K., and Australian offices. During the second quarter of 2021, we gradually began to bring our workforce back into the office on a voluntary basis and we will continue to do so during the third quarter of 2021. However, we continue to monitor the daily evolution of the pandemic and communications from the World Health Organization and the U.S. Centers for Disease Control and Prevention in order to ensure the health and safety of our employees, which remains our top priority. We will modify our return to office plans, as needed, to ensure the safety of our employees and to ensure that the highest safety and cleanliness protocols are followed. We believe that our business continuity plan and technology platform will continue to support the effectiveness of our employees working remotely.

As most of our workforce continues working remotely, we are mindful of increased risk related to cybersecurity, which could significantly disrupt our business functions.

Assets Under Management and Flows

As of June 30, 2021 and 2020, our AUM of approximately $53.1 billion and $31.5 billion, respectively, was invested in a variety of value-oriented investment strategies, representing distinct market capitalization segments of U.S. and non-U.S. equity markets.  The assets under management and performance of our largest investment strategies as of June 30, 2021 are further described below.  We follow the same investment process for each of these strategies.  Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings.  While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment.  In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of June 30, 2021 and 2020:

	AUM at June 30,
Strategy	2021	2020
	(in billions)
U.S. Value Strategies
Large Cap Value	$11.1	$7.5
Mid Cap Value	3.1	2.3
Small Cap Value	2.5	1.3
Value	0.8	0.5
Other U.S. Strategies	0.2	0.2
Total U.S. Value Strategies	17.7	11.8

Global and Non-U.S. Value Strategies
Global Value	15.3	6.6
International Value	9.0	5.9
Emerging Markets Value	7.5	4.8
European Value	3.1	2.0
Other Global and Non-U.S. Strategies	0.5	0.4
Total Global and Non-U.S. Value Strategies	35.4	19.7
Total	$53.1	$31.5

	AUM at June 30,
Account Domicile	2021	2020
	(in billions)
U.S.	$32.0	$21.0
Non-U.S.	21.1	10.5
Total	$53.1	$31.5

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to June 30, 2021, and in the five-year, three-year, and one-year periods ended June 30, 2021, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy.

	Period Ended June 30, 2021[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (July 2012)
Annualized Gross Returns	13.3%	13.3%	10.3%	61.2%
Annualized Net Returns	13.1%	13.2%	10.2%	61.0%
Russell 1000® Value Index	12.6%	11.9%	12.4%	43.7%
International Value (November 2008)
Annualized Gross Returns	10.3%	11.8%	8.7%	49.9%
Annualized Net Returns	10.0%	11.4%	8.3%	49.4%
MSCI EAFE® Index—Net/U.S.$[2]	8.0%	10.3%	8.3%	32.4%
Global Value (January 2010)
Annualized Gross Returns	9.5%	13.3%	10.4%	55.9%
Annualized Net Returns	9.1%	12.9%	10.0%	55.3%
MSCI® World Index – Net/U.S.$[2]	10.8%	14.8%	15.0%	39.0%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	4.9%	13.8%	11.1%	55.6%
Annualized Net Returns	4.1%	13.0%	10.3%	54.4%
MSCI® Emerging Markets Index—Net/U.S.$[2]	3.1%	13.0%	11.3%	40.9%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	8.0%	13.6%	9.7%	69.2%
Annualized Net Returns	7.5%	13.2%	9.4%	68.6%
Russell 1000® Value Index	7.6%	11.9%	12.4%	43.7%
European Focused Value (August 2008)
Annualized Gross Returns	5.8%	10.9%	4.9%	60.6%
Annualized Net Returns	5.4%	10.5%	4.5%	60.0%
MSCI® Europe Index – Net/U.S.$[2]	4.0%	10.3%	8.7%	35.1%
Global Focused Value (January 2004)
Annualized Gross Returns	6.6%	13.6%	9.8%	58.6%
Annualized Net Returns	5.9%	13.0%	9.2%	57.9%
MSCI® All Country World Index – Net/U.S.$[2]	8.3%	14.6%	14.6%	39.3%
Mid Cap Value (April 2014)
Annualized Gross Returns	9.7%	12.9%	10.3%	74.2%
Annualized Net Returns	9.4%	12.7%	10.1%	74.0%
Russell Mid Cap® Value Index	9.8%	11.8%	11.9%	53.1%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	13.5%	13.8%	8.0%	73.7%
Annualized Net Returns	12.3%	12.7%	7.0%	72.3%
Russell 2000® Value Index	10.2%	13.6%	10.3%	73.3%
Focused Value (January 1996)
Annualized Gross Returns	10.7%	12.5%	8.9%	70.1%
Annualized Net Returns	9.9%	11.9%	8.3%	69.0%
Russell 1000® Value Index	9.3%	11.9%	12.4%	43.7%
International Focused Value (January 2004)
Annualized Gross Returns	7.2%	12.9%	9.0%	54.0%
Annualized Net Returns	6.4%	12.4%	8.5%	53.2%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	6.8%	11.1%	9.4%	35.7%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	12.9%	15.2%	13.0%	82.4%
Annualized Net Returns	12.2%	14.5%	12.2%	81.3%
Russell Mid Cap® Value Index	10.6%	11.8%	11.9%	53.1%

1	The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.
2	Net of applicable withholding taxes and presented in U.S. Dollars

Large Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in July 2012.  At June 30, 2021, the Large Cap Value strategy generated a one-year annualized gross return of 61.2%, outperforming its benchmark.  The top contributing sectors included the consumer discretionary, industrials, and financial services sectors.

International Value. This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization.  This strategy was launched in November 2008.  At June 30, 2021, the International Value strategy generated a one-year annualized gross return of 49.9%, outperforming its benchmark.  The top contributing sectors included the industrials, materials, and consumer staples sectors.

Global Value.  This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2010.  At June 30, 2021, the Global Value strategy generated a one-year annualized gross return of 55.9%, outperforming its benchmark.  The top contributing sectors included the industrials, materials, and financial services sectors.

Emerging Markets Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization.  This strategy was launched in January 2008.  At June 30, 2021, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of 55.6%, outperforming its benchmark.  The top contributing sectors included the consumer discretionary, industrials, and materials sectors.

Large Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in October 2000.  At June 30, 2021, the Large Cap Focused Value strategy generated a one-year annualized gross return of 69.2%, outperforming its benchmark.  The top contributing sectors included the consumer discretionary, industrials, and financial services sectors.

European Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008.  At June 30, 2021, the European Focused Value strategy generated a one-year annualized gross return of 60.6%, outperforming its benchmark.  The top contributing sectors included the industrials, materials, and energy sectors.

Global Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization.  This strategy was launched in January 2004.  At June 30, 2021, the Global Focused Value strategy generated a one-year annualized gross return of 58.6%, outperforming its benchmark.  The top contributing sectors included the industrials, financial services, and consumer discretionary sectors.

Mid Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in April 2014.  At June 30, 2021, the Mid Cap Value strategy generated a one-year annualized gross return of 74.2%, outperforming its benchmark.  The top contributing sectors included the consumer discretionary, industrials, and financial services sectors.

Small Cap Focused Value.  This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization.  This strategy was launched in January 1996.  At June 30, 2021, the Small Cap Focused Value strategy generated a one-year annualized gross return of 73.7%, underperforming its benchmark.  The top detracting sectors included the technology, consumer discretionary, and energy sectors, partially offset by the outperformance of the industrials, real estate, and utilities sectors.

Focused Value.  This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization.  This strategy was launched in January 1996.  At June 30, 2021, the Focused Value strategy generated a one-year annualized gross return of 70.1%, outperforming its benchmark.  The top contributing sectors included the industrials, consumer discretionary, and financial services sectors.

International Focused Value. This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004.  At June 30, 2021, the International Focused Value strategy generated a one-year annualized gross return of 54.0%, outperforming its benchmark.  The top contributing sectors included the industrials, materials, and consumer staples sectors.

Mid Cap Focused Value.  This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization.  This strategy was launched in September 1998.  At June 30, 2021, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 82.4%, outperforming its benchmark.  The top contributing sectors included the consumer discretionary, industrials, and materials sectors.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions.  Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our separately managed accounts, sub-advised accounts, and Pzena funds for the three and six months ended June 30, 2021 and 2020 is described below.  Inflows are composed of the investment of new or additional assets by new or existing clients.  Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Separately Managed Accounts
Assets
Beginning of Period	$19.4	$10.8	$17.3	$16.4
Inflows	0.7	0.7	1.4	1.0
Outflows	(0.7)	(0.5)	(1.7)	(0.7)
Net Flows	-	0.2	(0.3)	0.3
Market Appreciation/(Depreciation)	0.5	1.9	3.2	(3.5)
Foreign Exchange[1]	0.1	0.1	(0.2)	(0.2)
End of Period	$20.0	$13.0	$20.0	$13.0

Sub-Advised Accounts
Assets
Beginning of Period	$26.9	$14.3	$23.3	$22.4
Inflows	3.1	0.7	4.6	1.5
Outflows	(0.9)	(1.4)	(2.2)	(2.2)
Net Flows	2.2	(0.7)	2.4	(0.7)
Market Appreciation/(Depreciation)	1.0	2.7	4.6	(5.2)
Foreign Exchange[1]	0.1	0.1	(0.1)	(0.1)
End of Period	$30.2	$16.4	$30.2	$16.4

Pzena Funds
Assets
Beginning of Period	$2.9	$1.7	$2.7	$2.4
Inflows	0.2	0.1	0.4	0.3
Outflows	(0.2)	—	(0.5)	(0.2)
Net Flows	—	0.1	(0.1)	0.1
Market Appreciation/(Depreciation)	—	0.3	0.4	(0.4)
Foreign Exchange[1]	—	—	(0.1)	—
End of Period	$2.9	$2.1	$2.9	$2.1

Total
Assets
Beginning of Period	$49.2	$26.8	$43.3	$41.2
Inflows	4.0	1.5	6.4	2.8
Outflows	(1.8)	(1.9)	(4.4)	(3.1)
Net Flows	2.2	(0.4)	2.0	(0.3)
Market Appreciation/(Depreciation)	1.5	4.9	8.2	(9.1)
Foreign Exchange[1]	0.2	0.2	(0.4)	(0.3)
End of Period	$53.1	$31.5	$53.1	$31.5

1 Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

Three Months Ended June 30, 2021 and June 30, 2020

At June 30, 2021, we managed $20.0 billion in separately managed accounts, $30.2 billion in sub-advised accounts, and $2.9 billion in Pzena funds, for a total of $53.1 billion in assets under management.  For the three months ended June 30, 2021, we experienced total gross inflows of $4.0 billion, market appreciation of $1.5 billion, and an increase associated with foreign exchange movements of $0.2 billion, partially offset by total gross outflows of $1.8 billion.  Assets in separately managed accounts increased by $0.6 billion, or 3.1%, from $19.4 billion at March 31, 2021, due to $0.7 billion in gross inflows, $0.5 billion in market appreciation, and a $0.1 billion increase associated with foreign exchange movements, partially offset by $0.7 billion in gross outflows.  Assets in sub-advised accounts increased by $3.3 billion, or 12.3%, from $26.9 billion at March 31, 2021, due to $3.1 billion in gross inflows, $1.0 billion in market appreciation, and a $0.1 billion increase associated with foreign exchange movements, partially offset by $0.9 billion in gross outflows.  Assets in Pzena funds remained flat from $2.9 billion at March 31, 2021, due to $0.2 billion in gross inflows, offset by $0.2 billion in gross outflows.

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

Six Months Ended June 30, 2021 and June 30, 2020

For the six months ended June 30, 2021, we experienced market appreciation of $8.2 billion and total gross inflows of $6.4 billion, which were partially offset by total gross outflows of $4.4 billion and a $0.4 billion decrease associated with foreign exchange movements. Assets in separately managed accounts increased by $2.7 billion, or 15.6%, from $17.3 billion at December 31, 2020, due to $3.2 billion in market appreciation and $1.4 billion in gross inflows, partially offset by $1.7 billion in gross outflows and $0.2 billion decrease associated with foreign exchange movements. Assets in sub-advised accounts increased by $6.9 billion, or 29.6%, from $23.3 billion at December 31, 2020 due to $4.6 billion in market appreciation and $4.6 billion in gross inflows, partially offset by $2.2 billion in gross outflows and $0.1 billion decrease associated with foreign exchange movements. Assets in Pzena funds increased by $0.2 billion, or 7.4%, from $2.7 billion at December 31, 2020 due to $0.4 billion in market appreciation and $0.4 billion in gross inflows, partially offset by $0.5 billion in gross outflows and $0.1 billion decrease associated with foreign exchange movements.

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

Revenue

Our revenue from advisory fees earned on our separately managed accounts, sub-advised accounts, and Pzena funds for the three and six months ended June 30, 2021 and 2020 is described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue	2021	2020	2021	2020
	(in thousands)
Separately Managed Accounts	$26,525	$16,738	$51,072	$35,434
Sub-Advised Accounts	19,400	10,262	36,028	22,971
Pzena Funds	4,952	3,131	9,648	6,405
Total	$50,877	$30,131	$96,748	$64,810

Three Months Ended June 30, 2021 and June 30, 2020

Our total revenue increased by $20.8 million, or 68.9%, to $50.9 million for the three months ended June 30, 2021, from $30.1 million for the three months ended June 30, 2020.  This change was driven primarily by an increase in our average AUM due to market appreciation during the first and second quarters of 2021.  Average AUM increased 72.8% to $51.5 billion from $29.8 billion for the three months ended June 30, 2021 and 2020, respectively.  We recognized performance fees of less than $0.1 million during the three months ended June 30, 2021, compared to no performance fees recognized during the three months ended June 30, 2020.

Our weighted average fees were 0.395% and 0.404% for the three months ended June 30, 2021 and 2020, respectively.

Average assets in separately managed accounts increased 64.5% to $19.9 billion for the three months ended June 30, 2021, from $12.1 billion for the three months ended June 30, 2020, and had weighted average fees of 0.533% and 0.552% for the three months ended June 30, 2021 and 2020, respectively.  The decrease in average fees when compared to the second quarter of 2020 primarily reflects that when there is an increase in assets due to market appreciation, the rates we earn in the majority of our fee schedules decline as the assets increase.

Average assets in sub-advised accounts increased 81.6% to $28.7 billion for the three months ended June 30, 2021, from $15.8 billion for the three months ended June 30, 2020, and had weighted average fees of 0.270% and 0.260% for the three months ended June 30, 2021 and 2020, respectively. Certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee or allow for an increase in the base fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years.  During each of the three months ended June 30, 2021 and 2020, we recognized a $1.0 million reduction in base fees, related to this client relationship. To the extent the three-year performance record of these accounts fluctuates relative to its relevant benchmark, the amount of base fees recognized may vary.

Average assets in Pzena funds increased 52.6% to $2.9 billion for the three months ended June 30, 2021, from $1.9 billion for the three months ended June 30, 2020, and had weighted average fees of 0.681% and 0.659% for the three months ended June 30, 2021 and 2020, respectively. The increase from the second quarter of 2020 primarily reflects a reduction in expense reimbursements.

Six Months Ended June 30, 2021 and June 30, 2020

Our total revenue increased by $31.8 million, or 49.1%, to $96.7 million for the six months ended June 30, 2021, from $64.8 million for the six months ended June 30, 2020. This increase was driven primarily by increases in our average AUM.

Our weighted average fees were 0.400% and 0.387% for the six months ended June 30, 2021 and 2020, respectively.

Average assets in separately managed accounts increased $5.4 billion to $18.9 billion for the six months ended June 30, 2021, from $13.5 billion for the six months ended June 30, 2020, and had weighted average fees of 0.540% and 0.525% for the six months ended June 30, 2021 and 2020, respectively. The decrease primarily reflects an increase in assets due to market appreciation as the rates we earn in the majority of our fee schedules decline as the assets increase.

Average assets in sub-advised accounts increased $8.8 billion to $26.7 billion for the six months ended June 30, 2021, from $17.9 billion for the six months ended June 30, 2020, and had weighted average fees of 0.270% and 0.256% for the six months ended June 30, 2021 and 2020, respectively. In addition, certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. During each of the six months ended June 30, 2021 and 2020, we recognized a $2.0 million reduction in base fees related to this client relationship. To the extent the three-year performance records of these accounts fluctuate relative to their relevant benchmarks, the amount of base fees recognized may vary.

Average assets in Pzena funds increased $0.7 billion to $2.8 billion for the six months ended June 30, 2021, from $2.1 billion for the six months ended June 30, 2020, and had weighted average fees of 0.682% and 0.626% for the six months ended June 30, 2021 and 2020, respectively. The increase in weighted average fee rate for Pzena funds reflects a decrease in fund expense cap reimbursements recognized during the six months ended June 30, 2021, which are presented net against revenue.

Expenses

Our operating expenses are driven primarily by our compensation and benefits costs.  The table below describes the components of our operating expenses for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cash Compensation and Other Benefits	$15,073	$12,465	$30,419	$28,715
Other Non-Cash Compensation	3,962	3,113	7,751	6,003
Total Compensation and Benefits Expense	19,035	15,578	38,170	34,718
General and Administrative Expense	3,920	3,575	7,616	7,997
Total Operating Expenses	$22,955	$19,153	$45,786	$42,715

Three Months Ended June 30, 2021 and June 30, 2020

Total operating expenses increased by $3.8 million, or 19.9%, to $23.0 million for the three months ended June 30, 2021, from $19.2 million for the three months ended June 30, 2020.  This increase reflects increases in both compensation and benefits expense and general and administrative expenses.

Compensation and benefits expense increased by $3.5 million, or 22.2%, to $19.0 million for the three months ended June 30, 2021, from $15.6 million for the three months ended June 30, 2020. The increase in compensation and benefits expense is driven by an increase in compensation and in the market performance of strategies tied to the Company’s deferred compensation obligation.

General and administrative expense increased by $0.3 million, or 9.7%, to $3.9 million for the three months ended June 30, 2021, from $3.6 million for the three months ended June 30, 2020. The increase in general and administrative expenses primarily reflects an increase in professional fees and data and systems expense.

Six Months Ended June 30, 2021 and June 30, 2020

Total operating expenses increased by $3.1 million, or 7.2%, to $45.8 million for the six months ended June 30, 2021, from $42.7 million for the six months ended June 30, 2020. This increase was attributable to an increase in our compensation and benefits expenses offset by a decrease in general and administrative expense.

Compensation and benefits expense increased by approximately $3.5 million, or 9.9%, to $38.2 million for the six months ended June 30, 2021, from $34.7 million for the six months ended June 30, 2020. The increase is driven by an increase in compensation and in the market performance of strategies tied to the Company’s deferred compensation obligation.

General and administrative expense decreased $0.4 million, or 4.8%, to $7.6 million for the six months ended June 30, 2021, from $8.0 million for six months ended June 30, 2020. The decrease in general and administrative expense reflects a decrease in travel costs.

Other Income/ (Expense)

Three Months Ended June 30, 2021 and June 30, 2020

Other Income/ (Expense) was income of $1.7 million for the three months ended June 30, 2021, and consisted primarily of $0.9 million in net realized and unrealized gains from investments, $0.5 million in equity in the earnings of affiliates and $0.2 million in dividend income.  Other Income/ (Expense) was expense of $3.2 million for the three months ended June 30, 2020, and consisted primarily of $1.9 million in net realized and unrealized losses from investments, $1.1 million in equity in the losses of affiliates, $0.1 million in interest income, and $0.1 million in dividend income.

Six Months Ended June 30, 2021 and June 30, 2020

Other Income/ (Expense) was income of $6.1 million for the six months ended June 30, 2021, and consisted primarily of $3.5 million net realized and unrealized losses from investments, $2.0 million in equity in the losses of affiliates, $0.4 million in dividend income, and $0.1 million in interest income. Other Income/ (Expense) was expense of $6.1 million for the six months ended June 30, 2020, and consisted primarily of $3.1 million in equity in the losses of affiliates and $3.3 million net realized and unrealized losses from investments, partially offset by $0.2 million in interest income, and $0.2 million in dividend income.

Income Tax Expense

For the three and six months ended June 30, 2021 and 2020, components of our income tax expense are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Unincorporated and Other Business Tax Expenses	$1,055	$574	$1,921	$1,195
Total Corporate Tax Expense	1,520	797	3,020	1,168
Total Income Tax Expense	$2,575	$1,371	$4,941	$2,363

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes.  The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes.  The Company's provision for income taxes reflects its U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income.  The effective tax rate includes a rate benefit attributable to the fact that approximately 78.4% and 77.4% of the operating company's earnings were not subject to corporate-level taxes for the six months ended June 30, 2021 and 2020, respectively.  Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.  This favorable impact is partially offset by the impact of certain permanently non-deductible items.  These factors are expected to continue to impact the effective tax rate for future years and to the extent the Company’s economic interest in the operating company changes, the effective tax rate will likewise change with variations in the level of income subject to corporate-level taxes. The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of the Company's Class A common stock between grant date and vesting date.

Excluding discrete and permanently non-deductible items, which includes the net income attributable to non-controlling interest, the Company's effective tax rate was 25.4% and 25.1% for the three and six months ended June 30, 2021, respectively, and 25.1% and 25.6% for the three and six months ended June 30, 2020, respectively.

Three Months Ended June 30, 2021 and June 30, 2020

Income Tax Expense was $2.6 million for the three months ended June 30, 2021 and $1.4 million for the three months ended June 30, 2020.  Income tax expense for the three months ended June 30, 2021 consisted of $1.1 million in operating company unincorporated and other business taxes and $1.5 million of corporate income taxes.  Income tax expense for the three months ended June 30, 2020 consisted of $0.6 million in operating company unincorporated and other business taxes and $0.8 million of corporate income taxes.

Six Months Ended June 30, 2021 and June 30, 2020

      Income Tax Expense was $4.9 million for the six months ended June 30, 2021 and $2.4 million for the six months ended June 30, 2020. Income tax expense for the six months ended June 30, 2021 consisted of $1.9 million in operating company unincorporated and other business taxes and of $3.0 million of corporate income taxes. Income tax expense for the six months ended June 30, 2020 consisted of $1.2 million in operating company unincorporated and other business taxes and $1.2 million of corporate income taxes. The increase in income tax expense during for the six months ended June 30, 2021 reflects the increase in income before income taxes during the six months ended June 30, 2021.

Net Income Attributable to Non-Controlling Interests

Three Months Ended June 30, 2021 and June 30, 2020

Net income attributable to non-controlling interests was $22.5 million for the three months ended June 30, 2021, and consisted primarily of $22.2 million associated with our employees’ and outside investors’ approximately 78.4% weighted average interest in the income of the operating company and $0.2 million associated with the non-controlling interest in the income of our consolidated entities.  Net income attributable to non-controlling interests was $10.7 million for the three months ended June 30, 2020, and consisted of $10.4 million associated with our employees’ and outside investors’ approximately 77.7% weighted average interest in the income of the operating company.  The change in net income attributable to non-controlling interests primarily reflects the increase in net income for the three months ended June 30, 2021, partially offset by an increase in our employees’ and outside investors’ weighted average interest in the income of the operating company.  We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B and Class B-1 units awarded by our operating company’s compensation plans.

Six Months Ended June 30, 2021 and June 30, 2020

Net income attributable to non-controlling interests was $43.3 million for the six months ended June 30, 2021, and consisted primarily of $42.9 million associated with our employees’ and outside investors’ approximately 78.4% weighted average interest in the income of the operating company and $0.4 million associated with the non-controlling interest in the income of our consolidated entities. Net income attributable to non-controlling interests was $11.4 million for the six months ended June 30, 2020, and consisted primarily of $11.5 million associated with our employees’ and outside investors’ approximately 77.4% weighted average interest in the income of the operating company and $0.1 million associated with the non-controlling interest in the losses of our consolidated entities. The change in net income attributable to non-controlling interests primarily reflects the increase in net income for the six months ended June 30, 2021, partially offset by an increase in our employees’ and outside investors’ weighted average interest in the income of the operating company. We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B and Class B-1 units awarded by our operating company’s compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations.  As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world.  Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM.  For the three months ended June 30, 2021, our average AUM and revenues increased by 72.8% and 68.9%, respectively, compared to our average AUM and revenues for the three months ended June 30, 2020.  At June 30, 2021, cash and cash equivalents was $53.5 million, inclusive of $4.5 million in cash held by our consolidated subsidiaries. We also had $7.3 million in an open-ended mutual fund that can be sold to meet future cash flow needs and approximately $17.8 million in investments set aside to satisfy our obligations under our deferred compensation programs. Advisory fees receivable was $43.0 million.

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

Cash Flows

Three Months Ended June 30, 2021 and June 30, 2020

       Cash, cash equivalents and restricted cash increased $23.8 million to $54.5 million during the three months ended June 30, 2021 compared to a $12.6 million increase in cash, cash equivalents and restricted cash to $34.2 million during the three months ended June 30, 2020.  Net cash provided by operating activities was $21.5 million for the three months ended June 30, 2021, compared to net cash used in operating activities of $16.9 million for the three months ended June 30, 2020. The increase in cash provided was primarily due to an increase in net income and changes in operating assets and liabilities and working capital.

       Net cash provided by investing activities increased $4.8 million to $4.0 million for the three months ended June 30, 2021 from $0.8 million used for the three months ended June 30, 2020.  The increase in cash used in investing activities was primarily due to a $4.7 million increase in net purchases of investments during the three months ended June 30, 2021.

       Net cash used in financing activities decreased by $1.9 million for the three months ended June 30, 2021 to $1.6 million from $3.5 million for the three months ended June 30, 2020.  The decrease in cash used is primarily due to a $1.7 million decrease in net distributions to non-controlling interests.

Six Months Ended June 30, 2021 and June 30, 2020

       Cash and restricted cash decreased $12.1 million to $54.5 million during the six months ended June 30, 2021 compared to a $19.2 million decrease in cash and restricted cash to $34.2 million during the six months ended June 30, 2020. Net cash provided by operating activities increased $18.6 million in the six months ended June 30, 2021 to $25.6 million from $7.0 million in the six months ended June 30, 2020. The increase in cash provided was primarily due to an increase in net income and changes in operating assets and liabilities, and working capital.

       Net cash provided by investing activities was $ less than $0.1 million for the six months ended June 30, 2021, compared to net cash provided in investing activities of $22.4 million for the six months ended June 30, 2020.  The increase in cash provided was primarily due to a $22.5 million decrease in net cash provided by sale of investments during the six months ended June 30, 2021.

       Net cash used in financing activities decreased $10.9 million for the six months ended June 30, 2021 to $37.7 million from $48.6 million for the six months ended June 30, 2020. The decrease in cash used is primarily due to a $4.1 million decrease in the repurchase and retirement of shares of Class A common stock and Class B units, a $5.0 million decrease in net distributions to non-controlling interests, and a $3.9 million decrease in dividend payments, partially offset by a $2.0 million increase in the sale of shares under the equity incentive program during the six months ended June 30, 2021.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Item 4.   Controls and Procedures.

During the course of the review of our consolidated financial statements as of June 30, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three and six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended June 30, 2021.

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1, 2021 - April 30, 2021	18,122	$10.21	18,122	$7.8
May 1, 2021 - May 31, 2021	34,624	10.88	34,624	7.5
June 1, 2021 - June 30, 2021	44,910	10.78	44,910	7.0
Total	97,656	$10.71	97,656	$7.0

1

Our share repurchase program was announced on April 24, 2012. The Board of Directors authorized us to repurchase an aggregate of $10 million of our outstanding Class A common stock and the operating company's Class B units on the open market and in private transactions in accordance with applicable securities laws. In February 2014, the Company announced an increase of $20 million in the aggregate amount authorized under the repurchase program.  On April 19, 2018, the Company announced an additional increase of $30 million in the aggregate amount authorized under the repurchase program. On July 20, 2021, the Company announced an additional increase of $40 million in the aggregate amount authorized under the current program to repurchase Class A common stock and Class B units. The timing, number and value of common shares and units repurchased are subject to the Company’s discretion. The Company’s share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, for any reason.

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

Dated: August 5, 2021

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
Name:	Richard S. Pzena
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JESSICA R. DORAN
Name:	Jessica R. Doran
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)