Form 10-K
period 2021-12-31
Pzena Investment Management, Inc.
filed 2022-03-09
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, was approximately $191.7 million based on the closing sale price of $11.01 per share of Class A common stock of the registrant on such date on the New York Stock Exchange. For purposes of this calculation only, it is assumed that the affiliates of the registrant include only directors and executive officers of the registrant.

As of March 7, 2022, there were 17,238,355 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of March 7, 2022, there were 56,603,740 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	New York, New York, USA

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

Forward-looking statements include, but are not limited to, statements about:

•
our ability to respond to global economic, market, business and geopolitical conditions, including changes in such conditions resulting from the ongoing COVID-19 pandemic and government responses thereto;
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
•
the potential impact of disruptions as a result of natural disasters, pandemics, or other international health emergencies, including the ongoing COVID-19 pandemic as well as the conditions in the sectors in which we invest; and

ii

•
the impact of future legislation and regulation, and changes in existing legislation and regulation, on our business.

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

Equity interests in Pzena Investment Management, LLC are comprised of Class A, Class B, and Class B-1 membership units. Class A and Class B membership units each have an identical economic interest in the operating company. Class B-1 membership units, first issued on December 31, 2019, are entitled to receive distributions for the duration of the holder’s employment with the operating company, and will participate in additional value to the extent there has been appreciation subsequent to the issuance of the Class B-1 membership unit. As a holding company, we hold all of the Class A membership units and recognize income generated from our economic interest in our operating company's net income. The Class B membership units of the operating company are held by employees and certain outside members. The Class B-1 membership units of the operating company are held by employees. For each Class A membership unit held, we have issued one corresponding share of Class A common stock, par value $0.01 per share, which entitles the holder to one vote per share. For each Class B membership unit, we have issued one corresponding share of Class B common stock, par value $0.000001 per share, which entitles the holder to five votes per share without dividend rights, as described below in the graphic illustration. Class B-1 membership units have not been issued corresponding shares and do not have voting rights. The percentages presented below are subject to continued changes including, but not limited to, the price of Class A common stock, issuances of awards, exercise of options and exchanges of Class B-1 membership units for Class A common stock. Based on the closing price of the Company’s Class A common stock as of December 31, 2021, we owned approximately 23.5% of the economic interest in the December 31, 2021 value of our operating company and our Class A shareholders held approximately 5.9% of our outstanding voting interests. As of December 31, 2021, we owned 21.6% of the right to the future income and distributions of the operating company.

Pzena Investment Management, Inc. also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity. Certain of the owners of shares of Class B common stock, Class B membership units, and Class B-1 membership units have contributed such interests to Pzena Investment Management, LP in exchange for membership interests therein. Pzena Investment Management, LP may only vote such shares of Class B common stock and Class B membership units in accordance with its limited partnership agreement, which provides for a preliminary vote of the limited partners thereof to direct such voting. Class B-1 membership units of Pzena Investment Management, LP do not have voting rights.

The graphic below illustrates our holding company structure and ownership as of December 31, 2021. We present ownership in terms of (i) economic interest which represents the value in Pzena Investment Management, LLC based on the closing price of Class A common stock as of December 31, 2021 and (ii) rights to future income and distributions.

(1)
As of December 31, 2021, the Class B and Class B-1 members of Pzena Investment Management, LLC, (collectively, the “Principals”) consisted of:

•
Richard S. Pzena, John P. Goetz, and William L. Lipsey, our founders, and their estate planning vehicles, who collectively held, through direct and indirect interests, approximately 48.5% of the economic interests in the December 31, 2021 value of Pzena Investment Management, LLC and 44.8% of the future income and distributions.

•
50 of our other employee members and their estate planning vehicles, who collectively held, through direct and indirect interests, approximately 8.9% of the economic interests in the December 31, 2021 value of Pzena Investment Management, LLC and 15.9% of the future income and distributions.
•
Certain other members of our operating company, including one of our directors and his related entities, and former employees, who collectively held, through direct and indirect interests, approximately 19.1% of the economic interests in the value of Pzena Investment Management, LLC and 17.7% of the future income and distributions.
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
(4)
As of December 31, 2021, we held 17,324,413 Class A units of Pzena Investment Management, LLC, which represented approximately 23.5% of the economic interest in the December 31, 2021 value of Pzena Investment Management, LLC and the right to receive 21.6% of the future income and distributions.
(5)
As of December 31, 2021, the principals collectively held 55,227,855 Class B units of Pzena Investment Management, LLC, which represented 74.9% of the economic interest in the December 31, 2021 value of the Pzena Investment Management, LLC and the right to receive 69.3% of the future income and distributions.

(6)
As of December 31, 2021, the principals collectively held 7,232,705 Class B-1 units of Pzena Investment Management, LLC, which represented the right to receive 9.1% of the future income and distributions. Based on the closing market price of the Company’s Class A common stock at December 31, 2021, the aggregate intrinsic value of these units represented 1.6% of the economic interest in the December 31, 2021 value of the Pzena Investment Management, LLC.
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

Our assets under management, (“AUM”), was $52.5 billion at December 31, 2021, and we managed money on behalf of institutions, acted as sub-investment adviser to a variety of SEC-registered mutual funds and non-U.S. funds as well as investment adviser to Pzena SEC-registered mutual funds, certain private placement funds, and non-U.S. funds.

Our operating company is led by a committee, consisting, as of December 31, 2021, of our Chief Executive Officer (CEO), Mr. Richard S. Pzena; each of our Presidents, Messrs. John P. Goetz and William L. Lipsey; our Executive Vice President, Ms. Caroline Cai; and our Chief Operating Officer (COO), Mr. Evan Fire (the “Executive Committee”).

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
•
Culture of Ownership. We believe the key contributors to our success should have significant ownership of our business. Since our inception, we have communicated to all our employees that they have the opportunity to become members of our operating company. As of December 31, 2021, we had 55 employee members positioned within all of our functional areas. We believe this ownership model results in a shared sense of purpose with our clients and their advisers. We intend to continue fostering a culture of ownership through our equity incentive plans, which are designed to align our team’s interests with those of our stockholders and clients. We believe this culture of ownership contributes to our team orientation and connection with clients.

Our Business Strategy

The key to our success is continued long-term investment performance. In conjunction with this, we believe the following strategies will enable us to grow our business over time:

•
Unwavering Focus on Classic Value Investing. We view our unwavering focus on long-term classic value investment excellence to be the key driver of our business success.
•
Capitalize on Growth Opportunities Created By Our Global Strategies. Among both institutional and retail investors industry-wide, over the past few years, there have been increasing levels of investments in portfolios including non-U.S. equities. As of December 31, 2021, the total AUM in our Global Value strategies, International Value strategies, Emerging Markets Value strategies, European Value strategies, and other Global & non-U.S. strategies was $34.2 billion, or 65.1% of our overall AUM. Our global capability provides opportunity for implementation of our strategies around the world.
•
Work with Our Strong Consultant Relationships. We believe that we have built strong relationships with the leading investment consulting firms who advise potential institutional clients. Historically, new accounts sourced through consultant-led searches have been a large driver of our inflows and are expected to be a major component of our future inflows. We estimate that approximately % of all retirement plan assets are advised by investment consultants, with a relatively small number of these consultants representing a significant majority of these relationships. As a result of a consistent servicing effort over our history, we have built strong relationships with consulting firms that we believe are the most important. New accounts sourced through consultant-led searches have been a large driver of our historical growth and are expected to be a major component of our future growth. As of December 31, 2021, our largest consultant relationship represented approximately 11.6% of our AUM.
•
Expand Our Non-U.S. Client Base. In recent years, we have increased our efforts to develop our non-U.S. client base. Through our strong relationships with global consultants, we have been able to accelerate the development of our relationships with their non-U.S. branches. Over time, we aim to achieve growth of this client base through these relationships and by directly calling on the world’s largest institutional investors. We have also sought to expand our non-U.S. base through our relationships with non-U.S. funds and other investment fund advisers. Effective January 1, 2022, we expanded our physical presence with the launch of an office in Dublin, in addition to our headquarters in the United States, our business development and client service office in London, and our representative office in Melbourne. We opened an office in Dublin to accommodate the market reality in a post-Brexit world. Our presence in Dublin will serve to expand our access to clients and investors in Europe. To date, our efforts have resulted in client relationships in eighteen non-U.S. countries, including Australia, the United Kingdom, Luxembourg, Canada, Ireland, Japan, and South Africa. As of December 31, 2021, we managed $20.5 billion on behalf of non-U.S. clients.
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
•
Employ Global Team to Serve Clients and Prospects. Our business development and client service professionals are critical to our business, as noted below under "Business Development and Client Service Teams," and are generally focused geographically covering both our institutional and intermediary distribution efforts. In addition to our headquarters in the United States and representative office in Melbourne, we have four dedicated professionals located in our London office, with the launch of our Dublin office in January 2022, two of those professionals moved from the London to the Dublin office.
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

Our commitment to incorporating ESG into our investment approach drives us to continually enhance our approach to ESG. For example, in the beginning of 2018, we became a signatory to the Principles for Responsible Investment (PRI), which is a leading global responsible investment network of investment managers, service providers and asset owners. In 2020, we became Sustainability Accounting Standards Board (SASB) Alliance members, reflecting our focus on the financial materiality of ESG issues. In light of the increasing financial materiality of climate change, we recently published our approach to addressing climate risks and opportunities in line with the Taskforce on Climate-Related Financial Disclosures (TCFD).

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

As of December 31, 2021, we had a 27-member investment team. Each member serves as a research analyst, and certain members of the team also have portfolio management responsibilities. There are generally three portfolio managers for each investment strategy. These managers have joint decision-making responsibility, and each has “veto authority” over all decisions regarding the relevant portfolio. Research analysts have sector and company-level research responsibilities which span all of our investment strategies, including those with a non-U.S. focus. In order to facilitate the professional development of our team, and to keep a fresh perspective on the companies in our investment portfolios, our research analysts generally rotate industry coverage every three to four years.

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

Our Investment Strategies

As of December 31, 2021, our approximately $52.5 billion in AUM was invested in a variety of value-oriented investment strategies, representing differing degrees of concentration, and capitalization segments of U.S. and non-U.S. markets. See "Item 7 — Management's Discussion and Analysis of Financial Condition & Results of Operations — Operating Results — Assets Under Management and Flows" for additional details about our strategies.

The following table identifies our current U.S. and non-U.S. investment strategies, and the allocation of our AUM among them, as of December 31, 2021 and 2020:

Strategy	As of December 31,
	2021	2020
U.S. Value Strategies	(in billions)
Large Cap Value	$11.8	$9.2
Mid Cap Value	3.0	2.6
Small Cap Value	2.6	2.2
Value	0.7	0.6
Other U.S. Strategies	0.2	0.2
Global and Non-U.S. Strategies
Global Value	15.9	11.8
International Value	7.7	6.9
Emerging Markets Value	7.1	6.5
European Value	3.0	2.9
Other Global and Non-U.S. Strategies	0.5	0.4
Total	$52.5	$43.3

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

Our largest investment strategies as of December 31, 2021 are further described below. This strategy detail is representative of our Value and Focused Value strategies, and variations thereof.

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

Distribution Channels

We manage assets in three principal distribution channels. A summary of selected financial data attributable to our operations for each distribution channel is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following table provides information regarding the composition of our total assets under management by distribution channel:

	As of December 31,
Assets Under Management	2021	2020
	(in billions)
Separately Managed Accounts	$19.4	$17.3
Sub-Advised Accounts	30.5	23.3
Pzena Funds	2.6	2.7
Total	$52.5	$43.3

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

Pzena Funds

U.S. investors that do not meet our minimum account size for a separate account, or who otherwise prefer to invest through a mutual fund, can invest in certain of our strategies through our Pzena mutual funds. We act as the investment adviser to five mutual funds that offer no-load, open-end share classes designed to meet the needs of a range of investor types.

In addition, we offer investors outside of the U.S. the ability to invest in our strategies through Pzena Value Funds plc and its respective sub-funds, a family of Irish-based undertakings for collective investment in transferable securities (UCITS) funds for which we serve as investment manager and promoter. Pzena Value Funds plc began operations in 2005 and offers shares to non-U.S. investors. We currently offer a sub-fund corresponding to our Emerging Markets Focused Value, Global Value, Global Focused Value, Large Cap Value, and Emerging Markets Select Value strategies.

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

With respect to our sub-advised accounts, as of December 31, 2021, we sub-advised fifteen SEC-registered mutual funds that each have an initial two-year term and are thereafter subject to annual renewal by each fund’s board of directors pursuant to the Investment Company Act of 1940, as amended (the “Investment Company Act”). Fourteen of these fifteen sub-investment advisory agreements are beyond their initial two-year terms as of December 31, 2021. In addition, we sub-advise twenty-one non-U.S. funds. Under these agreements, we are generally paid a management fee according to a schedule, pursuant to which the rate we earn on the AUM declines as the amount of AUM increases. Certain of these funds pay us fixed-rate management fees. Due to the substantially larger account size of certain of these accounts, the average advisory fees we earn on them, as a percentage of AUM, are lower than the advisory fees we earn on our separately managed accounts.

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

At December 31, 2021, we had 140 full-time employees, up from 121 at the end of 2020. This includes 27 investment professionals, compared to 25 in 2020 and 20 business development and client service professionals, compared to 17 in 2020.

As of December 31, 2021, we had 55 employees who we recognize as partner members of our operating company and who are financially exposed to the performance of our operating company. Through their ownership interests in our operating company, our employees directly and indirectly owned approximately 57.4% of the economic interests in the December 31, 2021 value of Pzena Investment Management, LLC and 60.7% of the future income and distributions of Pzena Investment Management, LLC. Of this amount, our founders, Messrs. Pzena, Goetz and Lipsey owned approximately 48.5% of the economic interests and 44.8% of the future income and distributions of our operating company.

Cybersecurity

We maintain our information technology infrastructure with a focus on business efficiency, continuity, security and controls. The information technology environment is designed to oversee and maintain all aspects of information security risk to ensure the confidentiality, integrity, and availability of information assets. We regularly perform evaluations of our security program and continue to invest in our capabilities to keep clients, employees, and critical assets safe. The Chief Information Officer is ultimately responsible for our cybersecurity program which includes the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect these information assets. We have implemented security monitoring capabilities designed to alert us to suspicious activity and developed an incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a breach. In addition, employees participate in ongoing mandatory trainings and receive communications regarding the cybersecurity environment to increase awareness throughout the firm.

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

Pzena Financial Services, LLC, our SEC registered broker-dealer subsidiary, is subject to the SEC's Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer's assets be kept in relatively liquid form. At December 31, 2021, Pzena Financial Services, LLC had net capital of $420,396, which was $408,311 in excess of its net capital requirement of $12,085.

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

Pzena Investment Management Europe Limited, our subsidiary in Ireland, is authorized and regulated by the Central Bank of Ireland as a UCITS management company (pursuant to the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations, 2011, as amended) (No. C457984). Pzena Investment Management Europe Limited is registered in Ireland with the Companies Registration Office (No. 699811), with its registered office at Riverside One, Sir John Rogerson’s Quay, Dublin, 2, Ireland.

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
•
Termination of significant relationships: Our clients can generally terminate our advisory agreements or reduce assets under management upon short notice and for any reason. Investors in the pooled funds that we manage may also redeem their investments in the funds at any time without prior notice. As of December 31, 2021, five client relationships represented 47% and 25% of our AUM and revenue, respectively, including one client relationship which represents approximately 20% and 8% of our AUM and revenue respectively. The termination of any of these relationships and outflow of money from our pooled funds could significantly reduce our revenue, and we may not be able to establish relationships with other clients in order to replace the lost revenue. There can also be no assurance that our agreements with respect to these relationships will remain in place going forward.
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

The potential inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses and potentially raise regulatory issues. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we may need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, our operations, however there is no guarantee that our expansions will be sufficient to accommodate our needs nor that we can continue to upgrade and expand these capabilities successfully. Additionally, there may be additional costs and/or cybersecurity risk associated with remote working in response to the ongoing COVID-19 pandemic. To the extent remote working continues after the pandemic, our systems may require additional expansions to accommodate a flexible work environment.

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

We are subject to extensive regulation of our investment management business and operations. As a registered investment adviser, the SEC oversees our activities pursuant to its regulatory authority under the Investment Advisers Act. In addition, we must comply with certain requirements under the Investment Company Act with respect to the SEC-registered funds for which we act as investment adviser or sub-investment adviser. As a Category I License holder in South Africa, the Financial Sector Conduct Authority has regulatory oversight over our practices and activities in South Africa. Pzena Financial Services, LLC, our SEC registered broker dealer subsidiary is regulated by the Financial Industry Regulatory Authority ("FINRA"). Pzena Investment Management Europe Limited, our Irish subsidiary, is regulated by the Central Bank of Ireland as UCITS. Each of the regulatory bodies with jurisdiction over us has the authority to regulate various aspects of financial services, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us is small in monetary amount, the adverse publicity arising from the imposition of such sanctions by regulators could harm our reputation, result in withdrawal by our clients and/or impede our ability to retain clients and develop new client relationships. As we continue to expand internationally, we may also be under the regulatory scope of local regulatory authorities and non-compliance with any of these authorities may result in fines, sanctions and inability to operate in that local market.

The SEC and its staff continue to engage in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. Any new rules, guidance or regulatory initiatives resulting from these efforts could expose us to additional compliance and reporting costs and may require us to change how we operate our business or manage funds, and there can be no assurance that we can sufficiently adapt to comply with such rules, guidance or regulatory initiatives.

The European Union ("E.U.") has implemented the Markets in Financial Instruments Directive (“MiFID”) rules into national legislation. MiFID II, which took effect on January 3, 2018, builds upon many initiatives introduced through MiFID which primarily focused on equity trading activity to migrate onto open and transparent markets. MiFID II has been implemented through a number of more detailed directives, regulations and standards made by the European Commission and by the European Securities Markets Authority and, compliance with MiFID II may increase costs and affect the manner in which our businesses obtain investment research services.

The United Kingdom ("U.K.") exited the E.U. effective January 31, 2020, subject to a transition period which ended December 31, 2020, (referred to as Brexit) and while we have launched our Irish office to continue our European business post-Brexit, we cannot guarantee that any of our Brexit contingency plans will succeed, in whole or in part. Additionally, our operating expenses may increase as we implement our Brexit contingency plans to continue our business in the U.K. and E.U. in the short and/or long term.

A growing focus on privacy regulations across jurisdictions, including, the European Union’s General Data Protection Regulation (“GDPR”), South Africa’s Protection of Personal Information Act (“POPIA”) and in the U.S., federal and state laws, regulations, and guidance impacting consumer privacy, such as the California Consumer Privacy Act and the California Privacy Rights Act of 2020 (the “California Privacy Laws”), are increasing costs of operations and regulatory risks. The obligations and costs of complying with privacy laws and regulations including GDPR, POPIA and California Privacy Laws may impact our financial results. Noncompliance with our legal obligations relating to privacy and data protection across various jurisdictions could result in penalties, legal proceedings by governmental entities or affected individuals, and significant legal, reputational and financial exposure

We also face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations, and judicial or administrative proceedings that may result in substantial penalties. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us, and are not designed to protect our stockholders. Any regulatory and legislative actions and reforms affecting the investment advisory industry may negatively impact earnings by increasing our costs of operations.

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

We are subject to income as well as non-income-based taxes, in both the U.S. and non-U.S. jurisdictions. Additional guidance or changes to tax law may be issued that may have a direct effect on our financial condition, results of operations and liquidity. We are also subject to potential tax audits in various jurisdictions and in such event, tax authorities may disagree with certain positions we have taken and assess penalties or additional taxes. We regularly assess the likely outcomes of these potential audits in order to determine the appropriateness of our tax provision; however, there can be no assurance that we will accurately predict the outcomes of these potential audits. The actual outcomes of these potential audits could have a material impact on our net income or financial condition and any changes in tax laws or tax rulings could materially impact our effective tax rate and earnings.

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

We also strive to understand the protective measures of our third-party vendors and ensure that we have complementary user controls in place to mitigate risk, however our information technology systems may still be vulnerable to unauthorized access or may be corrupted by cyber-attacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. This may be especially true to the extent remote work continues after the pandemic and our employees, as well as those of our third-party vendors’, may begin or continue to work remotely. Although we take precautions to password protect and/or encrypt our electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly consequences to us. A breach of our technology systems could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents and legal costs resulting from the incident. Malicious actors may also attempt to compromise or induce our employees, third-party vendors or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Moreover, loss of confidential customer information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under laws that protect confidential data, resulting in loss of revenue.

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

Our global and non-U.S. strategies, which together represented $34.2 billion and $28.5 billion of our AUM as of December 31, 2021 and 2020, respectively, are primarily invested in securities of companies located outside the United States. As of December 31, 2021, approximately 47% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. Investments in non-U.S. issuers may be affected by political, social and economic uncertainty affecting a country or region in which we are invested. Many emerging financial markets are not as developed, or as efficient, as the U.S. financial market, and, as a result, liquidity may be reduced and price volatility may increase. The legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information in respect of such companies. These risks could adversely impact the performance of our strategies that are invested in securities of non-U.S. issuers. In addition, fluctuations in foreign currency exchange rates may affect investment return and AUM since we do not engage in currency hedging for these portfolios. Due to these factors, our AUM may fluctuate from one reporting period to another, causing volatility in earnings.

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

A portion of our investment advisory revenue is also derived from performance fees. We generally earn performance fees under certain client agreements according to the performance relative to an agreed-upon benchmark. This fee structure results in a lower base fee but allows for us to earn higher fees if the investment strategy outperforms the benchmark. Some performance-based fee arrangements include high-water mark provisions, which generally provide that if a client account underperforms relative to its performance target, it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve the performance target for a particular period, we may not earn a performance fee for that period and for accounts with a high-water mark provision, our ability to earn future performance fees may be impaired. During fiscal years 2021 and 2020, we earned $0.1 million and $1.1 million, respectively, in performance fees. An increase in performance-based fee arrangements with clients could create greater fluctuations in our revenue and earnings.

In addition, certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee or allow for an increase in the base fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. During the fiscal years 2021 and 2020, we recognized a net reduction in base fees in the amounts of $3.8 million and $4.0 million, respectively, related to fulcrum fee arrangements. To the extent the three-year performance records of these accounts fluctuate relative to their relevant benchmarks, the amount of base fees recognized may vary.

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

Our investment strategies subject us to the risks that the companies in which we invest may be exposed to catastrophic events, including natural disasters, pandemics (e.g., COVID-19) and other international health emergencies, weather-related events, terrorist attacks and other disruptions.

We invest in companies globally that may encounter disruptions involving power, communications, transportation, travel or other utilities or essential services on which they depend to conduct business. This could include disruptions as the result of natural disasters, pandemics, other international health emergencies, or weather-related or similar events (such as fires, hurricanes, earthquakes, floods, landslides and other natural conditions including the effects of climate change), political instability, labor strikes or turmoil, or terrorist attacks. In particular since 2020, the ongoing COVID-19 pandemic has caused disruption in financial markets across the world as governments enact quarantines, restrictions on travel and other measures the adversely affected supply chains and general economic activity. While the financial markets and our assets under management have generally recovered, the effects of the ongoing COVID-19 pandemic on the companies in which we invest continues to be uncertain and depend on future developments that remain unpredictable. Successive waves or mutations or variants of the virus may lead to an acceleration of the spread or worsening of the severity of thereof. The effectiveness of measures to combat the virus, including the development, production and distribution of vaccines and therapeutics the public acceptance thereof remains uncertain. In recent years, various parts of the world have sustained significant damage from natural disasters such as hurricanes, wildfires and/or landslides. Although we continue to assess the potential impact of current events on the companies in which we invest, there can be no assurance that these events may not adversely affect our investment and may lead one or more of our investment strategies to underperform. Such disruptions may affect our investment process by limiting our ability to complete our fundamental research in a timely manner.

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

During 2021, we established June 10, 2021 and December 22, 2021 as exchange dates. Certain employee members elected to exchange an aggregate of 790,414 of their Class B units for an equivalent number of shares of our Class A common stock, which are freely tradable. As of December 31, 2021, there remained 55,227,855 shares of our Class A common stock that have previously been registered in various registration statements filed with the SEC, which may be issued upon the exchange of currently outstanding Class B units as discussed above. An additional 5,044,761 shares of Class A common stock are registered relating to Class B units that have not been issued. There are also shares of our Class A common stock registered in various registration statements filed with the SEC, which may be issued upon the exchange of 7,232,705 currently outstanding Class B-1 units as discussed above. The number of such shares of our Class A common stock issuable upon exchange of currently outstanding Class B-1 units will depend on the market value of our Class A common stock at issuance of the relevant Class B-1 units and at the time of any such future exchange.

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

As of December 31, 2021, our Class B stockholders collectively hold approximately 94.1% of the combined voting power of our common stock. These stockholders consist of our founders, 50 of our other employees (directly or through their interests in Pzena Investment Management, LP), the estate planning vehicles of our founders and certain of our other employees, certain other members of our operating company, including one of our directors and his related entities, and former employees (directly or through their interests in Pzena Investment Management, LP). Holders of shares of our Class B common stock have entered into a Class B Stockholders’ Agreement with respect to all shares of Class B common stock then held by them and any additional shares of Class B common stock they may acquire in the future. Pursuant to this agreement, they may vote these shares of Class B common stock together on all matters submitted to a vote of our common stockholders. To the extent that we cause our operating company to issue additional Class B units, which may be granted, subject to vesting, to our employees pursuant to the PIM LLC 2006 Equity Incentive Plan, these employees will be entitled to receive an equivalent number of shares of our Class B common stock, subject to the condition that they agree to enter into this Class B Stockholders’ Agreement. Each share of our Class B common stock entitles its holder to five votes per share for so long as the Class B stockholders collectively hold 20% of the total number of shares of our common stock outstanding. When a Class B unit is exchanged for a share of our Class A common stock, an unvested Class B unit is forfeited due to the employee holder’s failure to satisfy the conditions of the award agreement pursuant to which it was granted, or any Class B unit is forfeited as a result of a breach of any restrictive covenants contained in our operating company’s amended and restated operating agreement, a corresponding share of our Class B common stock will automatically be redeemed by us.

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

Our ability to conduct our business may be materially adversely impacted by catastrophic events, including natural disasters, pandemics (including COVID-19) and other international health emergencies, weather-related events, terrorist attacks, and other disruptions.

We may encounter disruptions involving power, communications, transportation, travel or other utilities or essential services depended on by us or by third parties with whom we conduct business. This could include disruptions as the result of natural disasters, pandemics, other international health emergencies, or weather-related or similar events (such as fires, hurricanes, earthquakes, floods, landslides and other natural conditions including the effects of climate change), political instability, labor strikes or turmoil, or terrorist attacks. In 2020, we, along with the rest of the world had to adapt our business in response to the ongoing COVID-19 pandemic. In recent years, several parts of the U.S. also sustained significant damage from natural disasters such as hurricanes, wildfires and/or landslides. Additionally, Australia sustained significant damage from wildfires in recent years. Similar potential disruptions may occur in any of the locations in which we or our clients do business. We continue to assess the potential impact on our investments and clients of such events, and what impact, if any, these events could have on our businesses, financial condition, results of operations and prospects. While we have in place business continuity plans that address potential impacts of the ongoing COVID-19 pandemic to our personnel and our facilities, and technologies that enable our personnel to work remotely, there is no guarantee that or plans will continue to be effective or appropriate. While our employees have to date been able to work remotely, operational challenges may arise in the future, which may reduce our organizational efficiency or effectiveness, and increase operational, compliance and cybersecurity risks. In addition, because most of our employees have not previously worked remotely for an extended period of time, we are unsure of the impact that the remote work environment and lack of in-person meetings with colleagues, clients and the companies we invest in will have on the growth of our business and the results of our operations.

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

Our expenses are subject to increase based on a variety of factors such as higher operating expenses resulting from business expansion, product development and increased marketing efforts; higher compensation expense due to increased competition for talent, headcount and seniority level; macroeconomic trends such as rising inflation and the increase in interest rates in response thereto; and related expenses to meet business and regulatory needs. Some or all of these expenses may remain at higher levels for the foreseeable future, leading to higher costs for our business. Fluctuations in expenses could impact our profit margins and contribute to earnings volatility.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of the date of this Annual Report, our corporate headquarters and principal offices are located at 320 Park Avenue, 8th Floor, New York, New York 10022. We occupy approximately 45,050 square feet of space under a non-cancellable operating lease, the term of which expires on December 31, 2025. In January 2022, we have entered into a lease amendment which extends the term until October 31, 2036 and provides for a total of approximately 74,000 square feet of space. We plan to sublet a portion of the space; however, our obligations on the lease are not subject to finding suitable sublessee(s).

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “PZN.” As of March 8, 2022, there were approximately 39 record holders of our Class A common stock and 26 record holders of our Class B common stock. These numbers do not include shareholders who hold their shares through one or more intermediaries, such as banks, brokers or depositories.

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

Issuer Purchases of Equity Securities

On April 24, 2012, our Board of Directors authorized us to repurchase an aggregate of $10.0 million of our outstanding Class A common stock in the open market and Class B units of the operating company in private transactions in accordance with applicable securities laws. On February 5, 2014, the Board of Directors authorized us to repurchase an additional $20.0 million of our outstanding Class A common stock and Class B units of the operating company. On April 19, 2018, the Company announced that its Board of Directors approved an additional increase of $30.0 million in the aggregate amount authorized under the program. On July 20, 2021, the Company announced that its Board of Directors approved an increase of $40.0 million in the aggregate amount authorized under the program. The timing, number, and value of common shares and units repurchased are subject to our discretion. Our share repurchase program is not subject to an expiration date and may be suspended, discontinued, or modified at any time, or for any reason. Shares repurchased under the repurchase program during the fourth quarter of 2021 are as follows:

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
October 1, 2021 through October 31, 2021	76,964	$10.63	76,964	$43.6
November 1, 2021 through November 30, 2021	83,495	11.10	83,495	42.6
December 1, 2021 through December 31, 2021	98,292	9.60	98,292	41.3
Total	258,751	$10.39	258,751	$41.3

(1)
The dollar amount in the column entitled "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs," reflects the remainder of the program and also reflects the repurchase of 42,811 of the operating company's Class B units during November and December 2021 for an average price of $8.61 per unit. Class B units are repurchased at fair value determined by reference to our Class A common stock on the date of the transaction since Class B units are exchangeable for shares of our Class A common stock on a one-for-one basis and adjusted for the impact of award terms on the value of the award.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this annual report for disclosure relating to our equity compensation plans. The information required to be reported in such item will be included in the Company’s 2022 Proxy Statement and is incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected historical consolidated financial data of Pzena Investment Management, Inc. The selected consolidated statements of operations data for the years ended December 31, 2021 and 2020 and the selected consolidated statements of financial condition data as of December 31, 2021 and 2020, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements included in this Annual Report.

The selected consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017, and the selected consolidated statements of financial condition as of December 31, 2019, 2018 and 2017, have been derived from Pzena Investment Management, Inc.’s audited consolidated financial statements not included in this report.

You should read the following selected historical consolidated financial data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the related notes included in this Annual Report.

	For the Years Ended December 31,
	2021	2020	2019	2018	2017
	(in thousands, except share and per share amounts)
Statements of Operations Data:
REVENUE
Management Fees	$199,242	$137,541	$149,691	$150,700	$138,136
Performance Fees	92	1,078	1,055	2,879	3,159
Total Revenue	199,334	138,619	150,746	153,579	141,295
EXPENSES
Cash Compensation and Benefits	61,248	55,283	58,016	51,600	48,722
Other Non-Cash Compensation	15,824	13,204	30,093	9,819	10,182
Total Compensation and Benefits Expense	77,072	68,487	88,109	61,419	58,904
General and Administrative Expenses	16,403	14,859	16,973	13,405	13,337
TOTAL OPERATING EXPENSES	93,475	83,346	105,082	74,824	72,241
Operating Income	105,859	55,273	45,664	78,755	69,054
Other Income/ (Expense)	8,416	552	5,607	(2,658)	25,608
INCOME BEFORE INCOME TAXES	114,275	55,825	51,271	76,097	94,662
Income Tax Provision	7,798	4,287	5,795	7,778	34,512
Consolidated Net Income	106,477	51,538	45,476	68,319	60,150
Less: Net Income Attributable to Non-Controlling Interests	87,798	42,664	37,014	54,525	53,242
NET INCOME Attributable to Pzena Investment Management, Inc.	$18,679	$8,874	$8,462	$13,794	$6,908
Per Share Data[1]:
Net Income for Basic Earnings per Share	$18,679	$8,874	$8,462	$13,794	$6,908
Basic Earnings per Share	$1.07	$0.52	$0.47	$0.78	$0.40
Basic Weighted Average Shares Outstanding	17,414,694	17,208,174	17,945,686	17,678,874	17,338,348

Net Income for Diluted Earnings per Share	$83,661	$40,766	$34,046	$55,347	$40,064
Diluted Earnings per Share[2]	$1.00	$0.52	$0.46	$0.77	$0.40
Diluted Weighted Average Shares Outstanding	84,007,638	79,143,710	74,199,308	71,934,144	70,934,362

Cash Dividends Declared Per Share	$0.34	$0.55	$0.58	$0.51	$0.37

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

	As of December 31,
	2021	2020	2019	2018	2017
	(in thousands)
Statements of Financial Condition Data:
Cash and Cash Equivalents	$81,133	$65,534	$52,480	$38,099	$63,414
TOTAL ASSETS	264,300	188,687	199,452	170,976	169,047
TOTAL LIABILITIES	86,246	79,732	91,242	71,968	69,758
Non-Controlling Interests	135,466	77,849	76,766	66,006	66,985
EQUITY	42,588	31,106	31,444	33,002	32,304

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. At December 31, 2021, our AUM was approximately $52.5 billion. We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, certain private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”). As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our interest in our operating company’s net income. The percentages presented below are subject to continued changes, including but not limited to, the price of Class A common stock, issuance of awards, and exercise of options. Based on the closing price of the Company’s Class A common stock as of December 31, 2021, the holders of our Class A common stock (through the Company), the holders of Class B units of our operating company, and Class B-1 units of the operating company held approximately 23.5%, 74.9%, and 1.6%, respectively, of the economic interests in the December 31, 2021 value of our operating company. As of December 31, 2021, the holders of our Class A common stock and the holders of Class B and Class B-1 units of our operating company held approximately 21.6%, 69.3%, and 9.1%, respectively, of the future income and distributions. For the year ended December 31, 2021, the weighted-average non-controlling interest of our operating company was 78.2%.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Our founders and certain of our employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B and B-1 units of our operating company. Based on the closing price of the Company’s Class A common stock as of December 31, 2021, through direct and indirect interests, our three founders; 50 other employee members; and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 48.5%, 8.9%, and 19.1% of the economic interests in the December 31, 2021 value of our operating company, respectively. As of December 31, 2021, through direct and indirect interests, our three founders; 50 other employee members; and certain former employees, collectively held 44.8%, 15.9%, and 17.7% of the future income and distributions of our operating company, respectively.

Net Income

GAAP diluted net income and GAAP diluted earnings per share were $83.7 million and $1.00, respectively, for the year ended December 31, 2021, and $40.8 million and $0.52, respectively, for the year ended December 31, 2020.

In evaluating the results of operations, management also reviews non-GAAP as adjusted measures of earnings, which are adjusted to exclude accounting items that add a measure of non-operational complexity which obscures the underlying performance of the business. For the twelve months ended December 31, 2021 and 2020, no adjustments were made to GAAP earnings. We believe that these adjustments, and the as adjusted measures derived from them, provide information to better analyze our operations between periods, and over time. Investors should consider these as adjusted measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to changes in the valuation allowance recorded against the deferred tax asset and other discrete and permanently non-deductible items. Our resulting effective tax rate was 25.0% for the year ended December 31, 2021 and 24.8% for the year ended December 31, 2020. See “Operating Results — Income Tax Expense” below.

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

Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees' and outside investors' direct and indirect interests in our operating company (as noted in "Item 1 — Business — Overview"), we have reflected their membership interests as a non-controlling interest in our consolidated financial statements. Based on the closing price of the

Company’s Class A common stock as of as of December 31, 2021, the holders of our Class A common stock of the Company and the holders of Class B units and Class B-1 Units of our operating company held approximately 23.5% and 74.9%, and 1.6%, respectively, of the economic interests in the December 31, 2021 value of the operating company. As of December 31, 2021, the holders of our Class A common stock and the holders of Class B units and B-1 units of our operating company held approximately 21.6%, 69.3%, and 9.1%, respectively, of the future income and distributions of our operating company. In addition, our operating company consolidates the results of operations of the private investment partnerships and Pzena-branded mutual funds over which we exercise a controlling influence. Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

Operating Results

Assets Under Management and Flows

As of December 31, 2021, our approximately $52.5 billion of AUM was invested in a variety of value-oriented investment strategies, representing distinct capitalization segments of U.S. and non-U.S. equity markets. The performance of our largest investment strategies as of December 31, 2021 is further described below. We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings. While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of December 31, 2021 and 2020:

	AUM at December 31,
Strategy	2021	2020
	(in billions)
U.S. Value Strategies
Large Cap Value	$11.8	$9.2
Mid Cap Value	3.0	2.6
Small Cap Value	2.6	2.2
Value	0.7	0.6
Other U.S. Strategies	0.2	0.2
Total U.S. Value Strategies	18.3	14.8

Global and Non-U.S. Value Strategies
Global Value	15.9	11.8
International Value	7.7	6.9
Emerging Markets Value	7.1	6.5
European Value	3.0	2.9
Other Global and Non-U.S. Strategies	0.5	0.4
Total Global and Non-U.S. Value Strategies	34.2	28.5
Total	$52.5	$43.3

	AUM at December 31,
Account Domicile	2021	2020
	(in billions)
U.S.	$32.0	$26.5
Non-U.S.	20.5	16.8
Total	$52.5	$43.3

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to December 31, 2021, and in the five-year, three-year, and one-year periods ended December 31, 2021, relative to the performance of the market index which is often used by our clients to compare the performance of the relevant investment strategy.

	Period Ended December 31, 2021[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (July 2012)
Annualized Gross Returns	13.2%	10.4%	17.2%	29.5%
Annualized Net Returns	13.1%	10.3%	17.1%	29.4%
Russell 1000® Value Index	12.7%	11.2%	17.6%	25.2%
International Value (November 2008)
Annualized Gross Returns	9.7%	8.4%	12.2%	12.9%
Annualized Net Returns	9.4%	8.1%	11.8%	12.6%
MSCI EAFE® Index – Net/U.S.$[2]	7.9%	9.5%	13.5%	11.3%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	4.3%	9.9%	10.3%	7.5%
Annualized Net Returns	3.5%	9.1%	9.5%	6.7%
MSCI® Emerging Markets Index – Net/U.S.$[2]	2.3%	9.9%	10.9%	-2.5%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	8.0%	10.0%	17.5%	30.2%
Annualized Net Returns	7.6%	9.6%	17.1%	29.8%
Russell 1000® Value Index	7.7%	11.2%	17.6%	25.2%
Global Value (January 2010)
Annualized Gross Returns	9.3%	10.4%	15.7%	20.6%
Annualized Net Returns	8.9%	10.0%	15.3%	20.1%
MSCI® World Index – Net/U.S.$[2]	11.0%	15.0%	21.7%	21.8%
European Focused Value (August 2008)
Annualized Gross Returns	5.6%	7.4%	11.3%	17.2%
Annualized Net Returns	5.2%	7.0%	10.9%	16.8%
MSCI® Europe Index – Net/U.S.$[2]	4.2%	10.1%	14.9%	16.3%
Global Focused Value (January 2004)
Annualized Gross Returns	6.6%	9.9%	15.5%	20.2%
Annualized Net Returns	5.9%	9.4%	15.0%	19.7%
MSCI® All Country World Index – Net/U.S.$[2]	8.4%	14.4%	20.4%	18.5%
Mid Cap Value (April 2014)
Annualized Gross Returns	9.7%	9.4%	19.9%	29.8%
Annualized Net Returns	9.5%	9.2%	19.7%	29.6%
Russell Mid Cap® Value Index	10.2%	11.2%	19.6%	28.3%
Focused Value (January 1996)
Annualized Gross Returns	10.6%	8.6%	17.3%	27.2%
Annualized Net Returns	9.9%	8.0%	16.5%	26.5%
Russell 1000® Value Index	9.4%	11.2%	17.6%	25.2%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	13.5%	8.8%	18.8%	30.5%
Annualized Net Returns	12.3%	7.8%	17.7%	29.4%
Russell 2000® Value Index	10.0%	9.1%	18.0%	28.3%
International Focused Value (January 2004)
Annualized Gross Returns	6.8%	8.9%	12.3%	13.2%
Annualized Net Returns	6.0%	8.3%	11.7%	12.6%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	6.5%	9.6%	13.2%	7.8%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	12.9%	11.2%	22.9%	32.9%
Annualized Net Returns	12.1%	10.5%	22.1%	32.0%
Russell Mid Cap® Value Index	10.7%	11.2%	19.6%	28.3%

1
The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.
2
Net of applicable withholding taxes and presented in U.S.$.

Large Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn generally from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At December 31, 2021, the Large Cap Value strategy generated a one-year annualized gross return of 29.5%, outperforming its benchmark. The top contributing sectors included the consumer discretionary, industrials, and financial services sectors.

International Value. This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn generally from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At December 31, 2021, the International Value strategy generated a one-year annualized gross return of 12.9%, outperforming its benchmark. The top contributing sectors included the industrials sector, partially offset by the underperformance of the energy sector.

Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn generally from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At December 31, 2021, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of 7.5%, outperforming its benchmark. The top contributing sectors included the financial services, consumer discretionary, and industrials sectors.

Large Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn generally from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At December 31, 2021, the Large Cap Focused Value strategy generated a one-year annualized gross return of 30.2%, outperforming its benchmark. The top contributing sectors included the industrials, consumer discretionary, and financial services sectors.

Global Value. This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn generally from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At December 31, 2021, the Global Value strategy generated a one-year annualized gross return of 20.6%, underperforming its benchmark. The top detracting sectors included the consumer discretionary and information technology sectors, partially offset by the outperformance of the financial services sector.

European Focused Value. This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn generally from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At December 31, 2021, the European Focused Value strategy generated a one-year annualized gross return of 17.2%, outperforming its benchmark. The top contributing sectors included the consumer staples, industrials, and consumer discretionary sectors, partially offset by the underperformance of the energy sector.

Global Focused Value. This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn generally from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At December 31, 2021, the Global Focused Value strategy generated a one-year annualized gross return of 20.2%, outperforming its benchmark. The top contributing sectors included the financial services and industrials sectors, partially offset by the underperformance of the materials sector.

Mid Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn generally from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in April 2014. At December 31, 2021, the Mid Cap Value strategy generated a one-year annualized gross return of 29.8%, outperforming its benchmark. The top contributing sectors included the consumer discretionary sector.

Focused Value. This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn generally from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At December 31, 2021, the Focused Value strategy generated a one-year annualized gross return of 27.2%, outperforming its benchmark. The top contributing sectors included the industrials and consumer discretionary sectors, partially offset by the underperformance of the energy sector.

Small Cap Focused Value. This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn generally from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At December 31, 2021, the Small Cap Focused Value strategy generated a one-year annualized gross return of 30.5%, outperforming its benchmark. The top contributing sectors included the health care and materials sectors, partially offset by the underperformance of the consumer discretionary and energy sectors.

International Focused Value. This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn generally from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004. At December 31, 2021, the International Focused Value strategy generated a one-year annualized gross return of 13.2%, outperforming its benchmark. The top contributing sectors included the consumer discretionary, industrials, and communication services sectors, partially offset by the underperformance of the energy sector.

Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn generally from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At December 31, 2021, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 32.9%, outperforming its benchmark. The top contributing sectors included the consumer discretionary, materials, and industrials sectors, partially offset by the underperformance of the energy sector.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our separately managed accounts, sub-advised accounts and Pzena funds for the years ended December 31, 2021 and 2020 is described below. Inflows are composed of the investment of new or additional assets by new or existing clients. Outflows consist of redemptions of assets by existing clients.

	For the Years Ended December 31,
Assets Under Management	2021	2020
	(in billions)
Separately Managed Accounts
Assets
Beginning of Period	$17.3	$16.4
Inflows	2.0	1.8
Outflows	(2.9)	(1.7)
Net Flows	(0.9)	0.1
Market Appreciation/(Depreciation)	3.6	0.3
Foreign Exchange[1]	(0.6)	0.5
End of Period	$19.4	$17.3
Sub-Advised Accounts
Assets
Beginning of Period	$23.3	$22.4
Inflows	7.1	5.0
Outflows	(5.0)	(4.6)
Net Flows	2.1	0.4
Market Appreciation/(Depreciation)	5.6	0.2
Foreign Exchange[1]	(0.5)	0.3
End of Period	$30.5	$23.3
Pzena Funds
Assets
Beginning of Period Assets	$2.7	$2.4
Inflows	0.6	0.5
Outflows	(1.0)	(0.5)
Net Flows	(0.4)	-
Market Appreciation/(Depreciation)	0.4	0.2
Foreign Exchange[1]	(0.1)	0.1
End of Period	$2.6	$2.7
Total
Assets
Beginning of Period	$43.3	$41.2
Inflows	9.7	7.3
Outflows	(8.9)	(6.8)
Net Flows	0.8	0.5
Market Appreciation/(Depreciation)	9.6	0.7
Foreign Exchange[1]	(1.2)	0.9
End of Period	$52.5	$43.3

1
Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

During the year ended December 31, 2021, our AUM increased $9.2 billion, or 21.2%, from $43.3 billion at December 31, 2020. This increase is due to market appreciation and net inflows, partially offset by foreign exchange movements during the year ended December 31, 2021.

At December 31, 2021, we managed $19.4 billion in separately managed accounts, $30.5 billion in sub-advised accounts, and $2.6 billion in Pzena funds, for a total of $52.5 billion in assets. For the year ended December 31, 2021, we experienced $9.6 billion in market appreciation and total gross inflows of $9.7 billion, which were partially offset by total gross outflows of $8.9 billion and a decrease associated with foreign exchange movements of $1.2 billion. Assets in separately managed accounts increased by $2.1 billion, or 12.1%, from $17.3 billion at December 31, 2020, due to $3.6 billion in market appreciation and $2.0 billion in gross inflows, partially offset by $2.9 billion in gross outflows and a decrease associated with foreign exchange movements of $0.6 billion. Assets in sub-advised accounts increased by $7.2 billion, or 30.9%, from $23.3 billion at December 31, 2020, due to $5.6 billion in market appreciation and $7.1 billion in gross inflows, partially offset by $5.0 billion in gross outflows and a decrease associated with foreign exchange movements of $0.5 billion. Assets in Pzena funds decreased by $0.1 billion, or 3.7%, from $2.7 billion at December 31, 2020 due to $0.4 billion in market appreciation and $0.6 billion in gross inflows, offset by $1.0 billion in gross outflows and a decrease of $0.1 billion associated with foreign exchange movements.

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

Revenue

Our revenue from advisory fees earned on our separately managed accounts, sub-advised accounts and Pzena funds for the two years ended December 31, 2021 is described below:

	For the Years Ended December 31,
Revenue	2021	2020
	(in thousands)
Separately Managed Accounts	$102,841	$74,725
Sub-Advised Accounts	77,214	48,714
Pzena Funds	19,279	15,180
Total	$199,334	$138,619

Year Ended December 31, 2021 versus December 31, 2020

Our total revenue increased $60.7 million, or 43.8%, to $199.3 million for the year ended December 31, 2021 from $138.6 million for the year ended December 31, 2020. This change was primarily driven by the increase in AUM levels in 2021 compared to 2020. Average AUM increased 43.7% to $50.0 billion for the year ended December 31, 2021 from $34.8 billion for the year ended December 31, 2020. We also recognized $0.1 million and $1.1 million in performance fees during the years ended December 31, 2021, and 2020, respectively. For the years ended December 31, 2021 and 2020, we recognized a net reduction of base fees in the amount of $3.8 million and $4.0 million, respectively, related to fulcrum fee arrangements.

Our weighted average fee rates were 0.398% and 0.398% for the years ended December 31, 2021 and 2020, respectively. Average assets in separately managed accounts increased 35.7% to $19.0 billion for the year ended December 31, 2021, from $14.0 billion for the year ended December 31, 2020, and had weighted average fees of 0.539% and 0.534% for the years ended December 31, 2021 and 2020, respectively. Average assets in sub-advised accounts increased 50.8% to $28.2 billion for the year ended December 31, 2021, from $18.7 billion for the year ended December 31, 2020, and had weighted average fees of 0.274% and 0.261% for the years ended December 31, 2021 and 2020, respectively. The increase in weighted average fee rates for assets in sub-advised accounts is driven by a shift in assets to certain strategies that typically carry higher fee rates. Average assets in Pzena funds increased 33.3% to $2.8 billion for the year ended December 31, 2021, from $2.1 billion for the year ended December 31, 2020, and had weighted average fees of 0.694% and 0.709% for the years ended December 31, 2021 and 2020, respectively. The decrease in weighted average fee rates for Pzena funds is driven by a decrease in performance fees recognized during the fiscal year 2021 compared to 2020.

Expenses

Our operating expense is driven primarily by our compensation costs. The table below describes the components of our operating expense for the years ended December 31, 2021 and 2020.

	For the Years Ended December 31,
	2021	2020
	(in thousands)
Cash Compensation and Other Benefits	$61,248	$55,283
Other Non-Cash Compensation	15,824	13,204
Total Compensation and Benefits Expense	77,072	68,487
General and Administrative Expense	16,403	14,859
Total Operating Expenses	$93,475	$83,346

Year Ended December 31, 2021 versus December 31, 2020

Total operating expenses increased by $10.1 million, or 12.2%, to $93.5 million for the year ended December 31, 2021, from $83.3 million for the year ended December 31, 2020.

Compensation and benefits expense increased by $8.6 million, or 12.5%, to $77.1 million for the year ended December 31, 2021, from $68.5 million for the year ended December 31, 2020. The increase is driven by an increase in compensation and in the market performance of strategies tied to the Company’s deferred compensation obligation.

General and administrative expense increased by $1.5 million, or 10.4%, to $16.4 million for the year ended December 31, 2021, from $14.9 million for the year ended December 31, 2020. The increase in general and administrative expenses primarily reflects an increase in professional fees and data and systems expense.

Other Income
Year Ended December 31, 2021 versus December 31, 2020

Other income of $8.4 million for the year ended December 31, 2021 consisted primarily $4.4 million in net realized and unrealized gains from investments, $2.2 million in equity in the earnings of affiliates, $1.2 million in interest and dividend income, and $0.6 million of income associated with an adjustment to the liability to selling and converting shareholders. Other income of $0.6 million for the year ended December 31, 2020 consisted primarily of $0.6 million in net realized and unrealized gains from investments and $0.8 million in interest and dividend income partially offset by $0.9 million in equity in the losses of affiliates.

Income Tax Expense

For the years ended December 31, 2021 and 2020, components of income tax expense are as follows:

	For the Years Ended December 31,
	2021	2020
	(in thousands)
Unincorporated and Other Business Tax Expenses	$1,584	$858
Corporate Income Tax Expense	6,214	3,429
Total Income Tax Expense	$7,798	$4,287

Income before corporate income taxes used to calculate our income before income taxes for the years ended December 31, 2021 and 2020 are as follows:

	For the Years Ended December 31,
	2021	2020
	(in thousands)
Income Before Income Taxes	$114,275	$55,825
Unincorporated and Other Business Taxes	(1,584)	(858)
Net Income Attributable to Non-Controlling Interests of the Operating Company	(86,781)	(42,421)
Non-Controlling Interests of Consolidated Subsidiaries	(1,017)	(243)
Income Before Corporate Income Taxes	$24,893	$12,303

Our GAAP effective tax rate was 25.0%, and 28.2% for the years ended December 31, 2021 and 2020, respectively, and was determined as follows:

	For the Years Ended December 31,
	2021		2020
	Tax	% of GAAP Pre-tax Income	Tax	% of GAAP Pre-tax Income
	(in thousands)		(in thousands)
Federal Corporate Tax	$5,228	21.0%	$2,539	21.0%
State and Local Taxes, Net of Federal Benefit	1,021	4.1%	462	3.8%
Impact of Permanent Differences	-	0.0%	-	0.0%
Prior Period and Other Adjustments	(35)	-0.1%	428	3.4%
GAAP Effective Taxes	$6,214	25.0%	$3,429	28.2%

Year Ended December 31, 2021 versus December 31, 2020

Income tax expense was $7.8 million for the year ended December 31, 2021, compared to $4.3 million for the year ended December 31, 2020.

Net Income Attributable to Non-Controlling Interests

Year Ended December 31, 2021 versus December 31, 2020

Net income attributable to non-controlling interests was $87.8 million for the year ended December 31, 2021, and consisted of $86.8 million associated with our employees' and outside investors' approximately 78.2% weighted-average interest in the income of the operating company, and approximately $1.0 million associated with our consolidated subsidiaries' interest in the gains of our consolidated subsidiaries. Net income attributable to non-controlling interests was $42.7 million for the year ended December 31, 2020, and consisted of $42.4 million associated with our employees’ and outside investors’ approximately 77.7% weighted-average interest in the income of the operating company, and approximately $0.2 million associated with our consolidated subsidiaries’ interest in the losses of our consolidated subsidiaries. The increase in net income attributable to non-controlling interests primarily reflects the increase in net income of the operating company for the year ended December 31, 2021, and an increase in our employees’ and outside investors’ weighted average interest in the income of the operating company. We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B and Class B-1 units awarded by our compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long-term, primarily through cash generated from operations. As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world. Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM. For the year ended December 31, 2021, our average AUM and revenues increased by 43.7% and 43.8%, respectively, compared to our average AUM and revenues for the year ended December 31, 2020. At December 31, 2021, our cash was $81.1 million, inclusive of $5.9 million in cash held by our consolidated subsidiaries. We also had $7.3 million in an open-ended mutual fund that can be sold to meet future cash flow needs and approximately $17.9 million in investments set aside to satisfy our obligations under our deferred compensation programs. Advisory fees receivable was $41.1 million.

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

Cash Flows

Year Ended December 31, 2021 versus December 31, 2020

Cash, cash equivalents and restricted cash increased $15.6 million to $82.2 million in 2021 compared to $66.6 million in 2020. Net cash provided by operating activities decreased $25.5 million in 2021 to $76.8 million from $51.3 million in 2020. The increase primarily reflects an increase in net income partially offset by equity in the earnings of affiliates, net realized and unrealized gains from investments, as well as changes in operating assets and liabilities and working capital.

Net cash used in investing activities was $2.8 million in 2021 compared to net cash provided of $24.1 million in 2020. The $26.9 million decrease in cash provided by investing activities was primarily due to a $27.0 million decrease in net sales of investments and a $0.5 million increase in purchases of property and equipment partially offset by a $0.5 million increase in net consolidation (deconsolidation) of sponsored investment funds.

Net cash used in financing activities decreased $3.8 million in 2021 to $58.5 million from $62.3 million in 2020. This decrease is primarily due to a $3.8 million decrease in dividends paid and a $2.8 million increase in net contributions from non-controlling interests partially offset by a $2.0 million decrease in cash provided by sales of shares under the equity incentive plan and a $0.8 million decrease in the repurchase and retirement of shares of Class A common stock and Class B units during 2021.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

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

Our revenue for the two years ended December 31, 2021 was generally derived from advisory fees, which are typically based on the market value of our AUM, which can be affected by adverse changes in interest rates, foreign currency exchange rates and equity prices. Accordingly, a decline in the prices of securities would cause our revenue and income to decline, due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further.

The value of our AUM was $52.5 billion as of December 31, 2021. A 10% increase or decrease in the value of our AUM, if proportionately distributed over all of our investment strategies, products, and client relationships, would cause an annualized increase or decrease in our revenues of approximately $20.9 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fee arrangements of 0.398%. There are differences in our fee rates across distribution channels, investment strategies and the size of client relationships. As such, a change in the composition of our AUM, in particular an increase in the proportion of our total assets under management attributable to strategies, clients or relationships with lower effective fee rates, could have a material negative impact on our overall weighted average fee rates and thus different impact to revenues on the same 10% increase or decrease in the value of our AUM.

We are also subject to market risk due to a decline in the value of our holdings and the holdings of our consolidated subsidiaries, which as of December 31, 2021 consist primarily of equity securities at fair value, trading debt securities and investments in equity method investees. At December 31, 2021, the aggregate value of our assets subject to market risk was $95.5 million. At December 31, 2021, the aggregate value of our liabilities subject to market risk was $0.2 million. Assuming a 10% increase or decrease, the fair value of these assets would increase or decrease by $9.6 million, at December 31, 2021.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts that we manage, thereby affecting the amount of revenues we earn. The value of our AUM was $52.5 billion as of December 31, 2021 and approximately 34% of our assets under management across our investment strategies were invested in strategies that primarily invest in securities of non-U.S. companies and approximately 47% of our assets under management were invested in securities denominated in currencies other than the U.S. dollar. To the extent our assets under management are denominated in currencies other than the U.S. dollar, the value of those assets under management will decrease with an increase in the value of the U.S. dollar, or increase with a decrease in the value of the U.S. dollar. Because we believe that many of our clients invest in those strategies in order to gain exposure to non-U.S. currencies, or may implement their own hedging programs, we do not hedge an investment portfolio’s exposure to a non-U.S. currency.

We have not adopted a corporate-level risk management policy to manage this exchange rate risk. Assuming that 47% of our assets under management is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our assets under management by $2.6 billion, which would cause an annualized increase or decrease in revenues of approximately $10.5 million at our current weighted average fee rate excluding the impact of performance fees and fulcrum fee arrangements of 0.398%.

We operate in several foreign countries, but mainly in the United Kingdom. We incur operating expenses and have foreign currency-denominated assets and liabilities associated with these operations, although our revenues are predominately realized in U.S. dollar. We do not believe that foreign currency fluctuations materially affect our results of operations.

Interest Rate Risk

As of December 31, 2021, approximately $81.1 million of our total cash was primarily held in demand deposit accounts and money market funds. As such, interest rate changes would not have a material impact on the income we earn from these deposits. Our interest sensitive assets and liabilities include trading debt securities. At December 31, 2021, the aggregate value of our assets subject to interest rate risk was $7.3 million. Assuming a 10% increase or decrease, the fair value of these assets would increase or decrease by $0.7 million, at December 31, 2021. In addition, the Company does not have any debt, and as a result does not have any direct exposure to interest rate risk at December 31, 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the course of their review of our consolidated financial statements as of December 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report have issued an audit report on our internal control over financial reporting. This report appears on page F-2 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth under the proposal “Election of Directors” and under the heading "Other Matters" in the Company’s 2022 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2021 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of shareholders and is incorporated herein by reference ("Company's 2022 Proxy Statement").

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth under the headings “Executive Compensation” and "2021 Non-Employee Director Compensation" in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth under the headings “Security Ownership of Principal Stockholders and Management,” and "Equity Compensation Plan Information," in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth under the heading “Related Party Transactions” and under the subheading “Director Independence” under the proposal "Election of Directors” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth under the proposal “Ratification of Independent Auditors” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

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

10.20	Indemnification Agreement for Charles D. Johnston, dated as of February 5, 2014, by and among Pzena Investment Management, Inc. and Charles D. Johnston (12)
10.21	Lease, dated as of June 13, 2014, between Mutual of America Life Insurance Company, as Landlord and Pzena Investment Management, LLC, as Tenant (13)
10.22	Form of Class B-1 Unit Agreement (filed herewith)
10.23	Amendment to the Pzena Investment Management, LLC Amended and Restated Bonus Plan, dated December 2, 2014(14)
10.24	Form of Unit-Based Award Agreement for Phantom Class B Units(14)
10.25	Form of Class B Unit Agreement - Delayed Exchange (14)
10.26	Form of Class B Unit-Based Agreement for Phantom Class B Units - Revised December, 2015(15)
10.27	Form of Class B Unit Agreement - Delayed Exchange - Revised December, 2015(15)
10.28	Amended and Restated Agreement of Limited Partnership of Pzena Investment Management, LP, dated as of December 30, 2019(4)

10.29	Form of Class B Unit Option Agreement - Delayed Exchange (16)
10.30

Amendment, dated as of December 18, 2017, to Tax Receivable Agreement, dated as of October 30, 2007, as amended by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and the Continuing Members and Exiting Members named on the signature pages thereto(16)

10.31

First Amendment of Lease dated November 8th, 2018 amending the Lease, dated as of June 13, 2014, between Mutual of America Life Insurance Company, as Landlord and Pzena Investment Management, LLC as Tenant(17)

10.32	Indemnification Agreement for Shavar Jeffries, dated as of January 26, 2021, by and among Pzena Investment Management, Inc. and Shavar Jeffries(18)
10.33	Indemnification Agreement for Chenyu Caroline Cai, dated as of October 19, 2021, by and among Pzena Investment Management, Inc. and Chenyu Caroline Cai(19)
10.34

Second Amendment of Lease dated January 21, 2022 between 320 Park Avenue LLC (as successor-in-interest to Mutual of America Life Insurance Company) and Pzena Investment Management LLC, amending the Lease, dated as of June 13, 2014, between Mutual of America Life Insurance Company, as Landlord and Pzena Investment Management, LLC as Tenant as amended (filed herewith)

14.1	Code of Business Conduct and Ethics, effective as of October 25, 2007, amended as of June 30, 2020(20)
14.2	Code of Ethics for Senior Financial Officers(21)
21.1	List of Subsidiaries of Pzena Investment Management, Inc. (filed herewith)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101

Materials from the Pzena Investment Management, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language):

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
(19)
Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2021 (SEC File No. 001-33761).
(20)
Previously filed as an exhibit to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2021 (SEC File No. 001-33761).
(21)
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

Dated: March 8, 2022

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

SIGNATURE	TITLE	DATE

/s/ Richard S. Pzena	Chairman, Chief Executive Officer, Co-Chief Investment Officer (principal executive officer)	March 8, 2022
Richard S. Pzena
/s/ Jessica R. Doran	Chief Financial Officer (principal financial and accounting officer)	March 8, 2022
Jessica R. Doran
/s/ John P. Goetz	President, Co-Chief Investment Officer, Director	March 8, 2022
John P. Goetz
/s/ William L. Lipsey	President, Head of Business Development and Client Service, Director	March 8, 2022
William L. Lipsey
/s/ Chenyu Caroline Cai	Executive Vice President, Director	March 8, 2022
Chenyu Caroline Cai
/s/ Steven M. Galbraith	Director	March 8, 2022
Steven M. Galbraith
/s/ Joel M. Greenblatt	Director	March 8, 2022
Joel M. Greenblatt
/s/ Richard P. Meyerowich	Director	March 8, 2022
Richard P. Meyerowich
/s/ Charles D. Johnston	Director	March 8, 2022
Charles D. Johnston
/s/ Shavar D. Jeffries	Director	March 8, 2022
Shavar D. Jeffries

INDEX TO FINANCIAL STATEMENTS OF

PZENA INVESTMENT MANAGEMENT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pzena Investment Management, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Pzena Investment Management, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the two years in the period ended December 31, 2021, including the related notes (collectively referred to as the consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes – Deferred Tax Assets and the Related Liability to Selling and Converting Shareholders Under the Tax Receivable Agreement

As described in Notes 2 and 13 to the consolidated financial statements, the Company has recorded a deferred tax assets (“DTA”) balance of $25.9 million as of December 31, 2021 while the liability to selling and converting shareholders under the tax receivable agreement (“TRA”) was $24.7 million. These DTAs primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock (“Exchanges”). The Company records an increase in DTAs for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the Exchanges. The Company records 85% of the estimated realizable tax benefit (which is the recorded DTA less any recorded valuation allowance) as an increase to the liability due under the TRA, which is reflected as the liability to selling and converting shareholders. As disclosed by management, the actual increase in the tax basis, as well as the amount and timing of any payments under the TRA, may vary depending on a number of factors, including the timing of Exchanges, the price of the Class A common stock at the time of the Exchange, the extent to which such Exchanges are taxable, the amount and timing of income, and the tax rates and related laws then applicable. The determination of the tax basis also requires management to make judgments in estimating the components included in the tax basis as of the date of Exchanges (such as cash to be received by the Company on hypothetical sale of assets and allocation of gain/loss to the Company at the time of the Exchanges taking into account complex partnership tax rules). In addition, management estimates the period of time that may generate cash tax savings of such tax benefits and the realizability of the tax benefits.

The principal considerations for our determination that performing procedures relating to deferred tax assets and the related liability to selling and converting shareholders under the tax receivable agreement is a critical audit matter are (i) the significant judgment by management to determine the impact of the change in tax basis, resulting from the Exchanges in 2021, on the DTA and the related liabilities under the TRA, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s determination of the change in tax basis, the likelihood of the Company having sufficient future taxable income to utilize the deferred tax asset, and the tax rate then applicable and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including controls over the DTAs and the related liabilities under the TRA. These procedures also included, among others (i) testing management’s process for estimating the DTAs and the related liabilities under the TRA, (ii) evaluating the reasonableness of the determination of (a) the change in tax basis from the Exchanges in 2021 and (b) the likelihood of the Company having sufficient future taxable income to utilize the DTA and the tax rate then applicable; and (iii) testing the completeness and accuracy of the data used by management in the determination of the change in tax basis, future taxable income, and the tax rate then applicable. Professionals with specialized skill and knowledge were used to assist in testing management's determination of the change in tax basis and evaluating the appropriateness of the application of the tax laws.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 8, 2022

We have served as the Company’s auditor since 2017.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	December 31, 2021	December 31, 2020
ASSETS
Cash and Cash Equivalents ($1,030 and $2,201)[1]	$81,133	$65,534
Restricted Cash	1,056	1,050
Due from Broker	55	87
Advisory Fees Receivable	41,127	36,524
Investments ($27,483 and $1,131)[1]	95,506	34,104
Receivable from Related Parties	3,871	2,880
Other Receivables ($40 and $8)[1]	265	154
Prepaid Expenses and Other Assets	1,700	2,569
Right-of-use Asset	10,014	11,578
Deferred Tax Assets	25,886	29,831
Property and Equipment, Net of Accumulated Depreciation of $7,086 and $5,980, respectively	3,687	4,376
TOTAL ASSETS	$264,300	$188,687
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses ($62 and $28)[1]	$44,167	$36,317
Due to Broker ($0 and $2)[1]	—	56
Securities Sold Short, at Fair Value	237	714
Liability to Selling and Converting Shareholders	24,679	25,701
Lease Liability	10,323	11,905
Deferred Compensation Liability	6,840	5,039
Other Liabilities	—	-
TOTAL LIABILITIES	86,246	79,732
Commitments and Contingencies (see Note 12)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 17,306,455 and 17,328,899 Shares Issued and Outstanding in 2021 and 2020, respectively)	172	173
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 55,203,277 and 54,313,620 Shares Issued and Outstanding in 2021 and 2020, respectively)	—	—
Additional Paid-In Capital	3,989	5,190
Retained Earnings	38,420	25,611
Accumulated Other Comprehensive Loss	7	132
Total Pzena Investment Management, Inc.'s Equity	42,588	31,106
Non-Controlling Interests	135,466	77,849
TOTAL EQUITY	178,054	108,955
TOTAL LIABILITIES AND EQUITY	$264,300	$188,687

1 Asset and liability amounts in parentheses represent the aggregated balances at December 31, 2021 and 2020 attributable to Pzena U.S. Best Ideas (GP), LLC, Pzena Global Best Ideas (GP), LLC, and Pzena Global Focused Value Fund which were variable interest entities as of December 31, 2021 and 2020, respectively.

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Years Ended December 31,
	2021	2020
REVENUE	$199,334	$138,619
EXPENSES
Compensation and Benefits Expenses	77,072	68,487
General and Administrative Expenses	16,403	14,859
TOTAL OPERATING EXPENSES	93,475	83,346
Operating Income	105,859	55,273
OTHER INCOME
Interest Income	210	466
Interest Expense	(2)	(16)
Dividend Income	976	329
Net Realized and Unrealized Gains from Investments	4,392	630
Equity in the Earnings/ (Losses) of Affiliates	2,170	(929)
Other Income	670	72
Total Other Income	8,416	552
Income Before Income Taxes	114,275	55,825
Income Tax Expense	7,798	4,287
Net Income	106,477	51,538
Less: Net Income Attributable to Non-Controlling Interests	87,798	42,664
Net Income Attributable to Pzena Investment Management, Inc.	$18,679	$8,874

Net Income for Basic Earnings per Share	$18,679	$8,874
Basic Earnings per Share	$1.07	$0.52
Basic Weighted Average Shares Outstanding	17,414,694	17,208,174

Net Income for Diluted Earnings per Share	$83,661	$40,766
Diluted Earnings per Share	$1.00	$0.52
Diluted Weighted Average Shares Outstanding[1]	84,007,638	79,143,710

Cash Dividends per Share of Class A Common Stock	$0.34	$0.55

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

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2021	2020
NET INCOME	$106,477	$51,538
OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment	(866)	565
Total Other Comprehensive (Loss)/ Income	(866)	565
Comprehensive Income	105,611	52,103
Less: Comprehensive Income Attributable to Non-Controlling Interests	87,057	43,094
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$18,554	$9,009

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income/ (Loss)	Retained Earnings	Non-Controlling Interests	Total
Balance at December 31, 2019	18,009,350	52,879,323	$179	$4,829	$(3)	$26,439	$76,766	$108,210
Unit Conversion	494,316	(494,316)	5	1,007	—	—	(622)	390
Amortization of Non-Cash Compensation	20,000	859,811	1	1,838	—	—	6,327	8,166
Issuance of Shares under Equity Incentive Plan	—	637,349	—	890	—	—	2,952	3,842
Sale of Shares Under Equity Incentive Plan	—	554,860	—	523	—	—	1,772	2,295
Modification	16,806	(16,806)	—	-	—	—	-	-
Directors' Shares	—	—	—	103	—	—	352	455
Net Income	—	—	—	—	—	8,874	42,664	51,538
Foreign Currency Translation Adjustments	—	—	—	—	135	—	430	565
Options Exercised	—	603	—	—	—	—	—	—
Repurchase and Retirement of Class A Common Stock	(1,211,573)	—	(12)	(1,723)	—	—	(5,928)	(7,663)
Repurchase and Retirement of Class B Units	-	(107,204)	-	(131)	—	—	(509)	(640)
Effect of Deconsolidation	—	—	—	—	—	—	(1,685)	(1,685)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	1,013	1,013
Distributions to Non-Controlling Interests	—	—	—		—	—	(47,590)	(47,590)
Class A Cash Dividends Declared and Paid ($0.55 per share)	—	—	—	—	—	(9,702)	—	(9,702)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(239)	—	—	—	(239)
Other	—	—	—	(1,907)	—	—	1,907	—
Balance at December 31, 2020	17,328,899	54,313,620	$173	$5,190	$132	$25,611	$77,849	$108,955
Unit Conversion	790,414	(790,414)	8	1,430	—	—	(1,117)	321
Amortization of Non-Cash Compensation	24,201	851,263	—	1,977	—	—	7,012	8,989
Issuance of Shares under Equity Incentive Plan	12,353	810,857	—	879	—	—	2,973	3,852
Sale of Shares Under Equity Incentive Plan	—	49,081	—	68	—	—	247	315
Directors' Shares	16,144	—	—	141	—	—	505	646
Net Income	—	—	—	—	—	18,679	87,798	106,477
Foreign Currency Translation Adjustments	—	—	—	—	(125)	—	(741)	(866)
Options Exercised	—	32,947	—	—	—	—	—	—
Repurchase and Retirement of Class A Common Stock	(865,556)	—	(9)	(1,895)	—	—	(6,751)	(8,655)
Repurchase and Retirement of Class B Units	—	(64,077)	—	(107)	—	—	(384)	(491)
Effect of Consolidation	—	—	—	—	—	—	9,730	9,730
Contributions from Non-Controlling Interests	—	—	—	—	—	—	30,023	30,023
Distributions to Non-Controlling Interests	—	—	—		—	—	(73,773)	(73,773)
Class A Cash Dividends Declared and Paid ($0.34 per share)	—	—	—	—	—	(5,870)	—	(5,870)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(1,599)	—	—	—	(1,599)
Other	—	—	—	(2,095)	—	—	2,095	—
Balance at December 31, 2021	17,306,455	55,203,277	$172	$3,989	$7	$38,420	$135,466	$178,054

See accompanying notes to consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2021	2020[1]
OPERATING ACTIVITIES
Net Income	$106,477	$51,538
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	1,180	1,214
Loss on Disposal of Fixed Assets	—	—
Non-Cash Compensation	15,824	13,204
Directors' Share Grants	646	455
Net Realized and Unrealized Gains from Investments	(4,392)	(630)
Equity in the Losses/ (Earnings) of Affiliates	(2,170)	929
Non-Cash Performance Fees	(29)	—
Foreign Currency Translation Adjustment	(866)	565
Noncash Lease Expense	2,503	2,282
Change in Liability to Selling and Converting Shareholders	(607)	(213)
Deferred Income Taxes	4,787	3,432
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(4,603)	(3,637)
Due from Broker	32	(113)
Prepaid Expenses and Other Assets	800	273
Due to Broker	(56)	16
Accounts Payable, Accrued Expenses, and Other Liabilities	6,686	(8,442)
Tax Receivable Agreement Payments	(2,476)	(2,881)
Change in Lease Liability	(2,521)	(2,330)
Purchases of Investments	(61,449)	(23,935)
Proceeds from Sale of Investments	17,061	19,602
Net Cash Provided by Operating Activities	76,827	51,329
INVESTING ACTIVITIES
Purchases of Investments	(18,981)	(25,169)
Proceeds from Sale of Investments	17,172	50,371
Net Consolidations (Deconsolidations) of Sponsored Investment Funds	578	(123)
Payments (to)/ from Related Parties	(1,049)	(1,011)
Purchase of Property and Equipment	(491)	(43)
Net Cash (Used In)/ Provided by Investing Activities	(2,771)	24,025
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(8,655)	(7,662)
Repurchase and Retirement of Class B Units	(491)	(640)
Sale of Shares under Equity Incentive Plan	315	2,295
Distributions to Non-Controlling Interests	(73,773)	(47,590)
Contributions from Non-Controlling Interests	30,023	1,013
Dividends	(5,870)	(9,702)
Net Cash Used in Financing Activities	(58,451)	(62,286)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$15,605	$13,068
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of Year	$66,584	$53,516
Net Change in Cash, Cash Equivalents and Restricted Cash	15,605	13,068
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of Year	$82,189	$66,584
Supplementary Cash Flow Information:
Unit Conversion	$321	$390
Issuance of Shares under Equity Incentive Plan	$3,852	$3,842
Income Taxes Paid	$698	$562
Supplementary Schedule of Non-Cash Investing Transactions:
Increase in Noncontrolling Interests Due to Net Consolidation (Deconsolidation) of Sponsored Investment Vehicles	$9,730	$(1,685)
1 Net consolidation (Deconsolidation) of Sponsored Investment Funds have been reclassified to conform to the current year presentation.

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

The operating company is an investment adviser which is registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of December 31, 2021, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company has consolidated the results of operations and financial condition of the following entities as of December 31, 2021:

Legal Entity	Type of Entity (Date of Formation)	Ownership at December 31, 2021
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (1/08/2015)	100.0%
Pzena Investment Management Europe Limited	Irish Private Company Limited by Shares (07/08/2021)	100.0%
Pzena U.S. Best Ideas (GP), LLC	Delaware Limited Liability Company (11/16/2017)	100.0%
Pzena Global Best Ideas (GP), LLC	Delaware Limited Liability Company (2/15/2018)	100.0%
Pzena Investment Management International 2, LLC	Delaware Limited Liability Company (1/21/2020)	100.0%
Pzena International Small Cap Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (6/28/2018)	51.3%
Pzena International Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (6/27/2021)	50.7%
Pzena Global Focused Value Fund	Australian Registered Investment Scheme (6/10/2016)	15.9%

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

During June of 2021, the Company provided the initial cash investment for the launch of a Pzena mutual fund, the Pzena International Value Fund. Due to its series fund structure, registration, and compliance with the requirements of the Investment Company Act of 1940, the fund is analyzed for consolidation under the voting interest model. As a result of the Company's initial interests, it consolidated the Pzena International Value Fund through September 17, 2021. During September of 2021, due to additional subscriptions into the Pzena International Value Fund, the Company's ownership decreased below the threshold for consolidation under the voting interest model. As the Company was no longer deemed to control the fund, it deconsolidated the entity and removed the related assets, liabilities and non-controlling interest from the Company’s consolidated statements of financial condition and classified the Company's remaining investment as an equity method investment. During December of 2021, due to additional contributions from the Company into the Pzena International Value Fund, the Company's ownership increased above the threshold for consolidation under the voting interest model. As of December 31, 2021, Pzena International Value Fund’s $20.1 million in net assets were included in the Company’s consolidated statements of financial condition.

During September of 2021, the Company redeemed its investment in Pzena Investment Management Special Situations, LLC. As the Company was no longer deemed the primary beneficiary of this entity, it deconsolidated the entity and removed the related assets, liabilities and non-controlling interest from the Company’s Consolidated Statements of Financial Condition.

During December of 2021, the Company provided the initial cash investment for the launch of the Pzena Emerging Markets Select Value Fund, a new sub-fund through Pzena Value Funds plc. Due to its fund structure, the fund is analyzed for consolidation under the voting interest model. As a result of the Company's initial interests, it consolidated the Pzena Emerging Markets Select Value Fund as of December 31, 2021. At December 31, 2021, Emerging Markets Select Value Fund’s $10.3 million in net assets were included in the Company’s Consolidated Statements of Financial Condition.

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

During 2020, the Company provided the initial cash investment for a Pzena-branded Australian Registered Investment Scheme, Pzena Global Focused Value Fund, in an effort to generate an investment performance track record to attract third-party investors. The Company is considered the primary beneficiary of this entity. At December 31, 2021 and 2020, Pzena Global Focused Value Fund’s $26.7 million and $3.6 million, respectively, in net assets were included in the Company’s Consolidated Statements of Financial Condition.

These consolidated investment partnerships are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these investment partnerships pursuant to U.S. GAAP.

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated continue to receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company. The total net assets of these VIEs was approximately $234.7 million and $265.9 million at December 31, 2021 and 2020, respectively.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2021 and 2020, in order to satisfy certain of the Company's obligations under its deferred compensation programs, the operating company had $1.8 million and $3.2 million in investments, respectively, in certain of these firm-sponsored vehicles, for which the Company was not deemed to be the primary beneficiary. The Company's exposure to risk in the non-consolidated VIEs is generally limited to any equity investment and any uncollected management fees. As of December 31, 2021 and 2020, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $2.2 million and $3.6 million, respectively.

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Revenue from advisory fees is disaggregated into categories based on the composition of the Company's client base and advisory fee structure for the years ended December 31, 2021, and 2020:

	For the Years Ended December 31,
Revenue	2021	2020
	(in thousands)
Separately Managed Accounts
Asset-Based Fees	$102,841	$74,725
Performance-Based Fees	—	—
Total Separately Managed Fees	102,841	74,725

Sub-Advised Accounts
Asset-Based Fees	$80,990	$52,741
Impact of Fulcrum Fees[1]	(3,776)	(4,027)
Performance-Based Fees	—	—
Total Sub-Advised Fees	77,214	48,714

Pzena Funds
Asset-Based Fees	$20,096	$15,154
Expense Cap Reimbursements	(909)	(1,052)
Performance-Based Fees	92	1,078
Total Pzena Funds Fees	19,279	15,180
Total	$199,334	$138,619

1
Represents the net impact of fulcrum fee arrangements which require a reduction in the base fee or allow for an increase in the base fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period.

Cash and Cash Equivalents:

At December 31, 2021 and 2020, Cash and Cash Equivalents was $81.1 million and $65.5 million, respectively. The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposits, other accounts whose balances often exceed federally insured limits and treasury money market funds. Cash is stated at cost, which approximates fair value.

Interest on cash and cash equivalents is recorded as Interest Income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

At December 31, 2021, and 2020, the Company had $1.1 million of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition. These balances reflect a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.

The following table reconciles cash, cash equivalents, and restricted cash per the consolidated statements of cash flows to the consolidated statements of financial condition.

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Cash and Cash Equivalents	$81,133	$65,534	$52,480
Restricted Cash	1,056	1,050	1,036
Total	$82,189	$66,584	$53,516

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

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any. For the years ended December 31, 2021 and 2020, no impairment losses were recognized.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions. For the years ended December 31, 2021 and 2020, there were no client relationships representing more than 10% of the Company's revenue. At December 31, 2021 and 2020, no allowance for doubtful accounts has been deemed necessary.

Property and Equipment:

Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvements or the remaining lease term. Capitalized internal-use software development costs are amortized on a straight-line basis over three years from the date of implementation.

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. At December 31, 2021 and 2020, the Company did not have a valuation allowance recorded against its deferred tax assets.

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Foreign Currency:

The functional currency of the Company is the U.S. Dollar. Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. A charge or credit is recorded to other comprehensive income/ (loss) to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary. Non-functional currency related transaction gains and losses are immediately recorded in the consolidated statements of operations. For the year ended December 31, 2021, the Company recorded $0.9 million of other comprehensive losses associated with foreign currency translation adjustments. For the year ended December 31, 2020, the Company recorded approximately $0.6 million of other comprehensive income associated with foreign currency translation adjustments.

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

Note 3 — Compensation and Benefits

Compensation and benefits expenses to employees and members is comprised of the following:

	For the Years Ended December 31,
	2021	2020
	(in thousands)
Cash Compensation and Other Benefits	$61,248	$55,283
Non-Cash Compensation	15,824	13,204
Total Compensation and Benefits Expense	$77,072	$68,487

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below. Details of awards of Class B-1 units of the operating company, Delayed Exchange Class B units, phantom Delayed Exchange Class B units, options to purchase shares of Class A common stock, and shares of Class A common stock awarded for the years ended December 31, 2021 and 2020, are as follows:

	For the Years Ended December 31,
	2021		2020
	Amount	Fair Value[1]	Amount	Fair Value[1]
Class B-1 Units[2]	1,456,753	$2.41	2,092,879	$3.98
Delayed Exchange Class B Units[3]	810,857	$4.68	620,543	$5.95
Deferred Compensation Phantom Delayed Exchange Class B Units[4]	—	$—	188,283	$4.67
Options to Purchase Shares of Class A Common Stock[5]	—	$—	146,804	$2.03
Restricted Shares of Class A Common Stock[6]	17,706	$4.67	16,806	$4.74

1
Represents the weighted average grant date estimated fair value per share, unit, or option.

2
Represents Class B-1 units issued under the 2007 Equity Incentive Plan (as defined below). These Class B-1 units are entitled to receive dividends for the duration of the holder’s employment, and upon the end of employment are exchanged for shares of Class A common stock in an amount based upon the appreciation in price of the Class A common stock from the date of grant to the date of exchange. Of the units issued during the year ended December 31, 2021, 1,400,305 units vest on the fifth anniversary of the grant date, 38,462 units vest ratably over four years, and 17,986 units vested immediately. Of the units issued during the year ended December 31, 2020, 2,032,879 units vest on the fifth anniversary of the grant date and 60,000 units vest ratably over four years. Amounts reflected include the impact of a modification as of May 1, 2020, which resulted in the cancellation of 166,804 Class B-1 Units.
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
6
Represents shares of Class A common stock issued under the 2007 Equity Incentive Plan. Of the shares issued during the year ended December 31, 2021, 12,353 shares vest immediately and 5,353 shares vest ratably over four years. The 16,806 shares issued during the year ended December 31, 2020, vest ratably over four years. These shares are restricted and may not be sold until the seventh anniversary of the date of grant. Amounts reflected include the impact of a modification as of May 1, 2020, which resulted in the issuance of 16,806 restricted shares of Class A common stock.

As part of the Company's year-end bonus structure, certain employee members may elect to have all or part of year-end cash compensation paid in the form of cash, or equity issued pursuant to Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”). For the year ended December 31, 2021, $6.8 million of cash compensation was elected to be paid in the form of equity, which was issued and vested immediately on January 1, 2021. Details of these awards issued on January 1, 2022 are as follows:

	January 1,
	2022
	Amount	Fair Value[1]
Delayed Exchange Class B Units[2]	1,084,675	$6.16
Restricted Shares of Class A Common Stock[3]	17,057	$6.16

1
Represents the weighted average grant date estimated fair value per share, unit, or option as of December 31, 2021.
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

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess. These deferred amounts may be invested, at the employee’s discretion, in certain investment options as designated by the Compensation Committee of the Company's Board of Directors. Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four year period commencing the following year. As of December 31, 2021 and 2020, the liability associated with deferred compensation investment accounts was $6.8 million and $5.0 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of the compensation otherwise payable in cash, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan. Elections to defer compensation under the Director Plan are made on a year-to-year basis. Elections of deferred stock units result in the issuance of phantom shares of Class A common stock. Distributions under the Director Plan shall be made in a single distribution of shares of our Class A common stock at such time as elected by the participant when the deferral was made. Since inception of the Director Plan in 2009, the majority of the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock. Amounts deferred in any calendar year are amortized over the calendar year and reflected as General and Administrative Expense. During the second quarter of 2020, the Company’s Board of Directors agreed to waive compensation for the full year of 2020, which resulted in the forfeiture of 49,673 phantom shares of Class A common stock. During the fourth quarter of 2020, the Board of Directors elected to re-instate 50% of their compensation for the year of 2020. For the years ended December 31, 2021 and 2020, the directors were awarded 75,038 and 78,416 phantom shares of Class A common stock, respectively, reflecting the annual deferral of compensation and additional phantom shares issued as of each date, and in the amount of dividends and/or special dividends and distributions that are paid with respect to Class A common stock of the Company. As of December 31, 2021 and 2020, there were 597,412 and 533,444 phantom shares of Class A common stock outstanding, respectively. During the year ended December 31, 2021, the Company distributed 11,070 shares of Class A common stock under the Director Plan. There were no distributions made under the Director Plan during the year ended December 31, 2020. During the year ended December 31, 2021, the Company issued 5,074 restricted shares of Class A common stock associated with non-deferred nonemployee director compensation. These restricted shares will vest quarterly of the calendar year.

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

The option model used in the fair value of Options to Purchase Shares of Class A Common Stock, Class B-1 units, and the Delayed Exchange Class B units is determined by using an appropriate option pricing model on the grant date. For each of the years ended December 31, 2021 and 2020, the Company issued options and units valued using the Black-Scholes option pricing model with the following weighted average assumptions:

	2021	2020
	January 1,	January 1,
Weighted Average Time Until Exercise	10 years	10 years
Expected Volatility	45%	44%
Risk-Free Rate	0.90%	1.90%
Dividend Yield	4.40%	4.40%

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The following is a summary of the Class B-1 unit activity for the two years ended December 31, 2021:

	For the Years Ended December 31,
	2021		2020
	Units Outstanding	Weighted Average Threshold Price	Units Outstanding	Weighted Average Threshold Price
Beginning Balance	5,775,952	$8.15	3,683,073	$8.15
Units Granted[1]	1,456,753	7.06	2,092,879	8.15
Units Cancelled	—	—	—	—
Units Forfeited	—	—	—	—
Units Exercised	—	—	—	—
Ending Balance	7,232,705	$7.93	5,775,952	$8.15

1
Amounts reflected include the impact of a modification as of May 1, 2020, which resulted in the cancellation of 166,804 Class B-1 units.

The weighted average grant-date fair value per Class B-1 unit issued in 2021 and 2020 was $2.41 and $3.98, respectively. During the years ended December 31, 2021 and 2020, no Class B-1 units were exercised.

Exercise prices for Class B-1 units outstanding and exercisable as of December 31, 2021 are as follows:

	Units Outstanding		Units Exercisable
	Number Outstanding as of December 31, 2021	Weighted Average Threshold Price	Number Exercisable as of December 31, 2021	Weighted Average Threshold Price
$5.00 – $10.00	7,214,719	$7.92	3,709,776	$8.15
$10.00 – $15.00	17,986	11.01	17,986	11.01
$5.00 – $15.00	7,232,705	$7.93	3,727,762	$8.16

Based on the closing market price of the Company’s Class A common stock on December 31, 2021, the aggregate intrinsic value of the Company’s Class B-1 units was as follows:

	Units Outstanding	Units Exercisable
	(in thousands)
Aggregate Intrinsic Value	$11,164	$4,914

The following is a summary of the option activity for the two years ended December 31, 2021:

	For the Years Ended December 31,
	2021		2020
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning Balance	6,762,389	$8.27	6,779,677	$8.24
Options Granted[1]	—	—	189,539	7.65
Options Cancelled	—	—	(8,426)	7.58
Options Forfeited	—	—	(178,740)	6.57
Options Exercised	(61,334)	4.77	(19,661)	7.58
Ending Balance	6,701,055	$8.30	6,762,389	$8.27

1
Options granted for the year ended December 31, 2020 include 189,539 options to purchase shares of Class A common stock.

The weighted average grant-date fair values per option issued in 2020 was $1.84. The 61,334 options exercised in 2021 resulted in 32,947 net Class B units issued, as a result of the redemption of 28,387 Class B units for the cashless exercise of the options. The 19,661 options exercised in 2020 resulted in 603 net Class B units issued, as a result of the redemption of 19,058 Class B units for the cashless exercise of the options. The 187,166 options to purchase Class B units that were cancelled or forfeited during 2020 were in connection with employee departures and

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

option expirations. During the year ended December 31, 2021, 500,000 contingently vesting options vested. During the year ended December 31, 2020, no contingently vesting options vested.

Exercise prices for options outstanding and exercisable as of December 31, 2021 are as follows:

	Options Outstanding			Options Exercisable
	Number Outstanding as of December 31, 2021	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2021	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price
$5.00 – $10.00	5,308,921	5.7	$7.02	1,215,769	6.1	$6.90
$10.00 – $15.00	1,392,134	1.7	13.19	522,134	0.6	12.88
$5.00 – $15.00	6,701,055	4.8	$8.30	1,737,903	4.4	$8.69

Based on the closing market price of the Company’s Class A common stock on December 31, 2021, the aggregate intrinsic value of the Company’s options was as follows:

	Options Outstanding	Options Exercisable
	(in thousands)
Aggregate Intrinsic Value	$12,989	$3,130

Phantom Delayed Exchange Class B units issued pursuant to the Bonus Plan, which vest ratably over four years, are summarized as follows:

	For the Years Ended December 31,
	2021		2020
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	472,302	$5.57	503,869	$6.33
Phantom Delayed Exchange Class B Units Issued[1]	-	-	188,283	4.67
Vesting of Phantom Delayed Exchange Class B Units[1]	(201,523)	5.97	(208,879)	6.56
Phantom Delayed Exchange Class B Units Forfetied[1]	-	-	(10,971)	6.04
Ending Balance	270,779	$5.29	472,302	$5.57

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

Phantom Class B units and Phantom Delayed Exchange Class B units issued pursuant to the 2006 Equity Incentive Plan, which vest ratably over 10 years and are not eligible to receive dividends or dividend equivalents until vested, are summarized as follows:

	For the Years Ended December 31,
	2021		2020
	Phantom Units Outstanding	Weighted Average Price	Phantom Units Outstanding	Weighted Average Price
Beginning Balance	3,108,154	$4.00	3,734,050	$4.05
Phantom Delayed Exchange Class B Units Issued	—	—	—	—
Vesting of Phantom Class B Units	(626,158)	4.29	(625,896)	4.29
Phantom Class B Units Forfeited	—	—	—	—
Ending Balance	2,481,996	$3.93	3,108,154	$4.00

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2021 and 2020, the Company had approximately $42.1 million and $34.8 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan; Class B units, option grants, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

As of December 31, 2021, the total units and shares remaining available for future issuance under the equity incentive plans are as follows:

Plan	Number of Securities Remaining Available For Future Issuance Under Equity Incentive Plans
Pzena Investment Management, LLC 2006 Equity Incentive Plan	4,984,985
Pzena Investment Management, Inc. 2007 Equity Incentive Plan	6,555,791
Total	11,540,776

Note 4 — Employee Benefit Plans

The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law. The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan. During the years ended December 31, 2021 and 2020, the expense recognized in connection with this plan was $1.3 million and $1.1 million, respectively.

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020, the Company’s basic earnings per share was determined as follows:

	For the Years Ended December 31,
	2021	2020
	(in thousands, except share and per share amounts)
Net Income Allocated to:
Class A Common Stock	$18,657	$8,868
Participating Shares of Restricted Class A Common Stock	22	6
Net Income for Basic Earnings Per Share	$18,679	$8,874
Basic Weighted-Average Shares Outstanding	17,394,327	17,196,939
Add: Participating Shares of Restricted Class A Common Stock[1]	20,367	11,235
Total Basic Weighted-Average Shares Outstanding	17,414,694	17,208,174
Basic Earnings per Share	$1.07	$0.52

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

For the years ended December 31, 2021 and 2020, the Company’s diluted net income was determined as follows:

	For the Years Ended December 31,
	2021	2020
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$86,781	$42,421
Less: Assumed Corporate Income Taxes	(21,799)	(10,529)
Assumed After-Tax Income of Pzena Investment Management, LLC	64,982	31,892
Net Income of Pzena Investment Management, Inc.	18,679	8,874
Diluted Net Income	$83,661	$40,766

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

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020, the Company’s diluted earnings per share were determined as follows:

	For the Years Ended December 31,
	2021	2020
	(In thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$76,421	$37,732
Participating Shares of Restricted Class A Common Stock	22	6
Participating Class B Units and Class B-1 Units	7,218	3,028
Total Diluted Net Income Attributable to Shareholders	$83,661	$40,766
Basic Weighted-Average Shares Outstanding	17,414,694	17,208,174
Dilutive Effect of Class B Units	55,037,164	54,156,631
Dilutive Effect of Options[1]	1,586,602	12,637
Dilutive Effect of Phantom Units	2,687,583	1,874,199
Dilutive Effect of Restricted Shares of Class A Common Stock[2]	33,231	12,660
Dilutive Weighted-Average Shares Outstanding	76,759,274	73,264,301
Add: Participating Class B Units and Class B-1 Units[3]	7,248,364	5,879,409
Total Dilutive Weighted-Average Shares Outstanding	84,007,638	79,143,710
Diluted Earnings per Share	$1.00	$0.52

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

Approximately 0.3 million options to purchase Class B units, 0.6 million options to purchase shares of Class A common stock, and 0.5 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the year ended December 31, 2021, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met. Approximately 5.5 million options to purchase Class B units, 0.2 million options to purchase shares of Class A common stock, and 1.0 million contingent options to purchase Class A common stock were excluded from the calculation of diluted earnings per share for the year ended December 31, 2020, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.

Note 6 — Shareholders’ Equity

The Company functions as the sole managing member of the operating company. As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income. Class A and Class B units of the operating company have the same economic rights per unit. Class B-1 membership units, first issued on December 31, 2019, are entitled to receive distributions for the duration of the holder’s employment with the operating company, will participate in additional value to the extent there has been appreciation subsequent to the issuance of the Class B-1 membership unit. Based on the closing price of the Company’s Class A common stock as of as of December 31, 2021, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held approximately 23.5%, 74.9%, and 1.6% respectively, of the

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

economic interest in the December 31, 2021 value of the operating company. As of December 31, 2021, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held 21.6%, 69.3%, and 9.1%, respectively, of the right to the future income and distributions. As of December 31, 2020, the holders of Class A common stock (through the Company) and the holders of Class B units of the operating company held approximately 24.2% and 75.8%, respectively, of the economic interest in the December 31, 2020 value of the operating company. As of December 31, 2020, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held 22.4%, 70.1%, and 7.5%, respectively, of the right to the future income and distributions

Each Class B unit of the operating company has a corresponding share of the Company’s Class B common stock, par value $0.000001 per share. Each share of the Company’s Class B common stock entitles its holder to five votes, until the first time that the number of shares of Class B common stock outstanding constitutes less than 20% of the number of all shares of the Company’s common stock outstanding. From this time and thereafter, each share of the Company’s Class B common stock entitles its holder to one vote. When a Class B unit is exchanged for a share of the Company’s Class A common stock or forfeited, a corresponding share of the Company’s Class B common stock will automatically be redeemed and canceled. Conversely, to the extent that the Company causes the operating company to issue additional Class B units to employees pursuant to its equity incentive plan, these additional holders of Class B units would be entitled to receive a corresponding number of shares of the Company’s Class B common stock (including if the Class B units awarded are subject to vesting). Class B-1 units have not been issued corresponding shares and do not have voting rights.

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

On December 22, 2021, June 10, 2021 and December 22, 2020, certain of the operating company’s members exchanged an aggregate of 30,414, 760,000, and 494,316, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company. These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by the Business Combinations Topic of the FASB ASC.

The incremental assets and liabilities assumed in the exchanges were recorded on December 22, 2021, June 10, 2021, and December 22, 2020 as follows:

	December 22, 2021	June 10, 2021	December 22, 2020
	(in thousands)
Pzena Investment Management, LLC Members' Capital	$372	$9,279	$6,694
Pzena Investment Management, LLC Accumulated Deficit	(324)	(8,210)	(6,072)
Realizable Deferred Tax Asset	-	2,493	506
Net Tax Receivable Liability to Converting Unitholders	-	(2,119)	(430)
Total	$48	$1,443	$698
Common Stock, at Par	$-	$8	$5
Additional Paid-in Capital	48	1,435	693
Total	$48	$1,443	$698

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

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

During the year ended December 31, 2021, the Company purchased and retired 865,556 shares of Class A common stock and 64,077 Class B units at an average price per share of $9.99 and $7.66, respectively. During the year ended December 31, 2020, the Company purchased and retired 1,211,573 shares of Class A common stock and 107,204 Class B units at an average price per share of $6.32 and $5.97, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

During the years ended December 31, 2021 and 2020, 49,081 and 554,860 Delayed Exchange Class B units were issued for approximately $0.3 million and $2.3 million in cash, respectively, to certain employee members pursuant to the 2006 Equity Incentive Plan.

Note 7 — Non-Controlling Interests

Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries are comprised of the following:

	For the Years Ended December 31,
	2021	2020
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$86,781	$42,421
Non-Controlling Interests of Consolidated Subsidiaries	1,017	243
Non-Controlling Interests	$87,798	$42,664

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as redemptions by investors in the Company’s consolidated subsidiaries.

Note 8 — Investments

The following is a summary of Investments:

	As of
	December 31, 2021	December 31, 2020
	(in thousands)
Equity Investments, at Fair Value
Equity Securities	$82,900	$18,739
Mutual Funds	7,319	7,314
Total Equity Investments, at Fair Value	$90,219	$26,053
Investment in Equity Method Investees	5,287	8,051
Total	$95,506	$34,104

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Investment Securities, Trading

Investments, at Fair Value consisted of the following at December 31, 2021:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$80,480	$2,420	$82,900
Mutual Funds	7,328	(9)	7,319
Total Equity Investments, at Fair Value	$87,808	$2,411	$90,219

Securities Sold Short, at Fair Value consisted of the following at December 31, 2021:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$259	$(22)	$237
Total Securities Sold Short, at Fair Value	$259	$(22)	$237

Investments, at Fair Value consisted of the following at December 31, 2020:

	Cost	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Equity Securities	$16,521	$2,218	$18,739
Mutual Funds	$7,293	$21	$7,314
Total Equity Investments, at Fair Value	$23,814	$2,239	$26,053

Securities Sold Short, at Fair Value consisted of the following at December 31, 2020:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$620	$94	$714
Total Securities Sold Short, at Fair Value	$620	$94	$714

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies. The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds. The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Investments on the consolidated statements of financial condition. As of December 31, 2021, the Company's investments range between 1% and 8% of the capital of these entities and have an aggregate carrying value of $5.3 million.

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

The investments in equity method investees are held at their carrying value.

The following tables present these instruments’ fair value at December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash Equivalents:
Money Market Funds	$8	$—	$—	$8
Equity Investments, at Fair Value:
Equity Securities	82,163	737	—	82,900
Mutual Funds	7,319	—	—	7,319
Total	$89,490	$737	$—	$90,227

Liabilities
Securities Sold Short	237	—	—	237
Total	$237	$—	$—	$237

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The following tables present these instruments’ fair value at December 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash Equivalents:
Money Market Funds	$8	$—	$—	$8
Equity Investments, at Fair Value:
Equity Securities	18,006	733	—	18,739
Mutual Funds	7,314	—	—	7,314
Total	$25,328	$733	$—	$26,061

Liabilities
Securities Sold Short	714	—	—	714
Total	$714	$—	$—	$714

Transfers among levels, if any, are recorded as of the beginning of the reporting period. For the years ended December 31, 2021, and 2020, there were no transfers between levels. In addition, the Company did not hold any Level 3 securities as of December 31, 2021 and 2020.
Note 10 — Property and Equipment

Property and equipment, net, is comprised of the following:

	As of
	December 31, 2021	December 31, 2020
	(in thousands)
Leasehold Improvements	$6,967	$6,929
Furniture and Fixtures	1,591	1,591
Computer Hardware	880	745
Computer Software	879	879
Office Equipment	212	212
Capitalized Internal-Use Software Development Costs	245	—
Total	10,773	10,356
Less: Accumulated Depreciation and Amortization	(7,086)	(5,980)
Total	$3,687	$4,376

Depreciation and amortization is included in general and administrative expense and totaled $1.2 million for each of the years ended December 31, 2021, and 2020.

During the year ended December 31, 2021, the Company capitalized $0.2 million of internal-use software development costs. During the year ended December 31, 2021, no amortization expense was recognized related to capitalized internal-use software costs. As of and for the year ended December 31, 2020, the Company did not have capitalized internal-use software development costs.

Note 11 — Related Party Transactions

For the years ended December 31, 2021, and 2020, the Company earned $1.2 million and $0.8 million, respectively, in investment advisory fees from unconsolidated VIEs which receive investment management services from the Company.

During the year ended December 31, 2021, and 2020, the Company offered loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting. Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by units held by the employee. These loans are full recourse in nature and totaled $3.6 million and $2.6 million at December 31, 2021, and 2020, respectively.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The operating company, as the investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. The Company recognized $1.3 million of such expenses for each of the years ended December 31, 2021 and 2020.

The operating company manages the personal funds of certain of the Company’s employees, including the CEO and its two Presidents. The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest. Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors. The operating company also manages the personal funds of some of its employees’ family members. Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $1.2 million for the year ended December 31, 2021, and $0.8 million in the year ended December 31, 2020.

Pursuant to a tax receivable agreement signed between the members of the operating company and the Company, 85% of the cash savings generated by tax elections discussed in Note 13 — Income Taxes, are distributed to the selling and converting shareholders upon the realization of this benefit. For the years ended December 31, 2021, and 2020, $0.4 million and $0.5 million, respectively, of such payments were made to certain directors, executive officers and employees of the Company.

On December 17, 2021, the Company entered into a revolving line of credit agreement with the operating company, in which, the Company agrees to make loans to the operating company on a revolving basis from time to time in such amounts as the operating company may request for such purposes as it may require in the ordinary course of its business. The credit facility includes a $15 million line of credit with a five-year term, maturing on December 17, 2026. Principal amounts outstanding under the facility accrue interest at the variable Secured Overnight Financing Rate (SOFR) plus 1.10%. As of December 31, 2021, there were total borrowings of $9,990,000 under the credit facility. As intercompany accounts and transactions are eliminated upon consolidation, there is no corresponding balance presented or included on the Consolidated Statements of Financial Condition.

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

During the year ended December 31, 2015, the Company moved to its new corporate headquarters. The new office space is leased under a non-cancellable operating lease agreement that expires on December 31, 2025. The Company reflects minimum lease expense for its headquarters on a straight-line basis over the lease term. The Company entered into a four-year sublease agreement commencing on October 1, 2016, which terminated on January 31, 2019. The Company entered into a new sublease agreement commencing on February 1, 2019, that expires on December 31, 2025. During October of 2020, the Company executed an amendment to the sublease agreement. The sublease agreement is cancelable by either the Company or sublessee upon at least six months prior written notice. For the years ended December 31, 2021 and 2020, sublease income decreased annual lease expense by approximately $0.3 million and $0.4 million, respectively, per year.

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

During September 2021, the Company signed a non-cancellable lease for the business development and client service office in Ireland to obtain office space that expires on August 31, 2023. In accordance with ASC 842, Leases, the lease term commenced on September 1, 2021 and the Company recorded a Right-of-use Asset and Lease Liability on the consolidated statements of financial condition associated with the new lease.

Lease expenses were $3.0 million and $2.9 million, respectively, for the years ended December 31, 2021, and 2020, and are included in general and administrative expense. Lease expense for each of the years ended December 31, 2021 and 2020, was net of $0.3 million and $0.4 million, respectively, in sublease income.

The following table presents the components of operating lease expense, as well as supplemental cash flow information, related to the Company’s leases:

	For the Years Ended December 31,
	2021	2020
	(in thousands)
Operating lease expense	$2,503	$2,282
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,521	$2,330
Right-of-use assets obtained in exchange for lease obligations	$939	$—

The following table presents information regarding the Company’s operating leases:

As of
December 31, 2021
(in thousands)
Operating lease right-of-use assets	$10,014
Operating lease liabilities	$10,323
Weighted-average remaining lease term (in years)	3.8
Weighted-average discount rate	4.3%

Future minimum lease payments are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2022	3,026
2023	2,981
2024	2,607
2025	2,607
2026	-
2027 and thereafter	-
Total undiscounted lease payments	11,221
Less discount	(898)
Total lease liabilities	$10,323

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

	For the Year Ended December 31,
	2021	2020
	(in thousands)
Current Provision:
Unincorporated and Other Business Taxes[1]	$1,710	$937
Local Corporate Tax	118	—
State Corporate Tax	123	15
Federal Corporate Tax	1,060	(103)
Total Current Provision	$3,011	$849
Deferred Provision:
Unincorporated and Other Business Taxes[1]	$(126)	$(79)
Local Corporate Tax	447	304
State Corporate Tax	467	267
Federal Corporate Tax	3,999	2,946
Total Deferred Provision	$4,787	$3,438
Total Income Tax Expense	$7,798	$4,287
1
During each of the years ended December 31, 2021 and 2020, the operating company recognized a $2.5 million and $1.6 million tax benefit associated with the reversal of uncertain tax position liabilities and interest related to unincorporated and other business tax expenses, respectively.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

A reconciliation between the provision for income taxes reported for financial reporting purposes, and the application of the statutory U.S. Federal tax rate to the reported income before income taxes for the years ended December 31, 2021 and 2020, were as follows:

	For the Year Ended December 31,
	2021		2020
	Amount	% of Pretax Income	Amount	% of Pretax Income
	(in thousands, except % amounts)
Federal Corporate Tax	$23,998	21.0%	$11,723	21.0%
State and Local Corporate Tax, net of Federal Benefit	1,155	1.0%	586	1.0%
Unincorporated and Other Business Tax[1]	1,251	1.1%	678	1.2%
Non-Controlling Interests	(18,438)	(16.1)%	(8,959)	(16.0)%
Non-Deductible Share-Based Compensation	20	0.0%	22	0.0%
Other	(189)	-0.2%	237	0.4%
Income Tax Expense	$7,798	6.8%	$4,287	7.7%

1
During each of the years ended December 31, 2021 and 2020, the operating company recognized a $2.5 million and $1.6 million tax benefit associated with the reversal of uncertain tax position liabilities and interest related to unincorporated and other business tax expenses, respectively.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2021 and 2020 are as follows:

For the Year Ended December 31, 2021
(in thousands)
Balance at December 31, 2020	$7,612
Decreases Related to Prior Year Tax Positions	(1,870)
Increases Related to Current Year Tax Positions	2,593
Balance at December 31, 2021	$8,335

For the Year Ended December 31, 2020
(in thousands)
Balance at December 31, 2019	$7,193
Decreases Related to Prior Year Tax Positions	(1,210)
Increases Related to Current Year Tax Positions	1,629
Balance at December 31, 2020	$7,612

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of Income Tax Expense on the consolidated statements of operations. As of December 31, 2021 and 2020, the Company had $8.3 million and $7.6 million in unrecognized tax benefits, that, if recognized, would affect the provision for income taxes. As of December 31, 2021 and 2020, the Company had interest related to unrecognized tax benefits of $1.2 million and $1.2 million, respectively. As a result of legislative changes, changes in judgment related to recognition or measurement, or potential settlements with taxing authorities, it is reasonably possible that the company's gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $4.5 million.

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company and the operating company are generally no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for any year prior to 2018. All tax years subsequent to, and including, 2018 are considered open and subject to examination by tax authorities.

During the twelve months ended December 31, 2020, the Company generated $0.8 million in net operating loss carryforwards available for U.S. Federal, state and local income tax reporting purposes. As of December 31, 2021, the Company had no remaining net operating loss carryforwards available for U.S. Federal, state and local income tax reporting purposes.

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

As discussed in Note 6, Shareholders’ Equity, on December 22, 2021, June 10, 2021, and December 22, 2020, certain of the operating company’s members exchanged an aggregate of 30,414, 760,000, and 494,316, respectively, of their Class B units for an equivalent number of shares of Class A common stock of the Company. The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754. Based on the exchange-date fair values of the Company’s common stock and the tax basis of the operating company, this election gave rise to a $2.4 million deferred tax asset and corresponding $2.1 million liability to converting shareholders on June 10, 2021 and a $0.8 million deferred tax asset and corresponding $0.4 million liability to converting shareholders on December 22, 2020. There was no impact to the deferred tax asset or liability to converting shareholders associated with the December 22, 2021 exchange-date. As required by the Income Taxes Topic of the FASB ASC, the Company recorded the effects of these transactions in equity.

As of December 31, 2021 and 2020, the net values of all deferred tax assets were approximately $25.9 million and $29.8 million, respectively. These deferred tax assets primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock. At December 31, 2021 and 2020, the Company did not have a valuation allowance recorded against its deferred tax assets.

The change in the Company’s deferred tax assets for the year ended December 31, 2021, is summarized as follows:

	Section 754	Other	Total
	(in thousands)
Balance at December 31, 2020	$24,255	$5,576	$29,831
Deferred Tax (Expense)	(4,452)	(334)	(4,786)
Tax Impact of Transactions with Non-Controlling Shareholders	—	(1,599)	(1,599)
Unit Exchange	2,493	(53)	2,440
Balance at December 31, 2021	$22,296	$3,590	$25,886

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

The change in the Company’s deferred tax liabilities, which is included in other liabilities on the Company’s consolidated statements of financial condition, for the year ended December 31, 2021, is summarized as follows:

Total
(in thousands)
Balance at December 31, 2020	$(1)
Deferred Tax (Expense)	(1)
Balance at December 31, 2021	$(2)

The change in the Company’s deferred tax assets for the year ended December 31, 2020 is summarized as follows:

	Section 754	Other	Total
	(in thousands)
Balance at December 31, 2019	$27,953	$4,730	$32,683
Deferred Tax (Expense)	(4,204)	771	$(3,433)
Tax Impact of Transactions with Non-Controlling Shareholders	—	(239)	$(239)
Unit Exchange	506	314	$820
Balance at December 31, 2020	$24,255	$5,576	$29,831

The change in the Company’s deferred tax liabilities for the year ended December 31, 2020 is summarized as follows:

Total
(in thousands)
Balance at December 31, 2019	$(2)
Deferred Tax (Expense)	1
Balance at December 31, 2020	$(1)

As of December 31, 2021 and 2020, the net values of the liability to selling and converting shareholders were approximately $24.7 million and $25.7 million, respectively. The change in the Company’s liability to selling and converting shareholders for the years ended December 31, 2021 and 2020, is summarized as follows:

	For the Year Ended December 31,
	2021	2020
	(in thousands)
Beginning Balance	$25,701	$28,652
Unit Exchanges	2,119	430
Tax Receivable Agreement Payments	(2,486)	(2,881)
Change in Liability	(655)	(500)
Ending Balance	$24,679	$25,701

Pzena Investment Management, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14 — Subsequent Events

The Company evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued.

On January 21, 2022, the operating company entered into an amendment to its existing lease for its corporate headquarters at 320 Park Avenue, 8th Floor, New York, New York. We currently occupy approximately 45,050 square feet of space under a non-cancellable operating lease, the term of which expires on December 31, 2025. In January 2022, we entered into a lease amendment which extends the term until October 31, 2036 and provides for a total of approximately 74,000 square feet of space. The total additional lease payments provided for in the lease amendment aggregate approximately $78 million over the extended term after accounting for any rent abatement periods. The operating company plans to sublet a portion of the expanded space, however its obligations on the lease are not subject to finding suitable sublessee(s).

On February 1, 2022, the Company declared a year-end dividend of $0.53 per share of its Class A common stock which was paid on February 25, 2022 to holders of record on February 11, 2022.