Form 10-Q
period 2022-03-31
Pzena Investment Management, Inc.
filed 2022-05-03
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 2, 2022, there were 16,940,499 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of May 2, 2022, there were 56,952,777 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on our views, plans, estimates, and expectations. Potentially inaccurate assumptions could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2021. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly revise any forward-looking statements included in this Quarterly Report to reflect circumstances or events after the date of this Quarterly Report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission ("SEC"), after the date of this Quarterly Report on Form 10-Q.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and Cash Equivalents ($0 and $1,030)[1]	$35,576	$81,133
Restricted Cash	2,214	1,056
Due from Broker	131	55
Advisory Fees Receivable	41,999	41,127
Investments ($1,477 and $27,483)[1]	71,584	95,506
Receivable from Related Parties	5,780	3,871
Other Receivables ($0 and $40)[1]	492	265
Prepaid Expenses and Other Assets	1,714	1,700
Right-of-use Assets	32,516	10,014
Deferred Tax Asset	24,106	25,886
Property and Equipment, Net of Accumulated Depreciation of $7,367 and $7,086, respectively	4,003	3,687
TOTAL ASSETS	$220,115	$264,300
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses ($0 and $62)[1]	$27,884	$44,167
Due to Broker	124	—
Securities Sold Short, at Fair Value	276	237
Liability to Selling and Converting Shareholders	24,679	24,679
Lease Liabilities	33,042	10,323
Deferred Compensation Liability	2,066	6,840
TOTAL LIABILITIES	88,071	86,246
Commitments and Contingencies (see Note 12)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 17,106,402 and 17,306,455 Shares Issued and Outstanding in 2022 and 2021, respectively)	171	172
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 56,726,740 and 54,203,277 Shares Issued and Outstanding in 2022 and 2021, respectively)	—	—
Additional Paid-In Capital	5,111	3,989
Retained Earnings	32,026	38,420
Accumulated Other Comprehensive Income	5	7
Total Pzena Investment Management, Inc.'s Equity	37,313	42,588
Non-Controlling Interests	94,731	135,466
TOTAL EQUITY	132,044	178,054
TOTAL LIABILITIES AND EQUITY	$220,115	$264,300

1.
Asset and liability amounts in parentheses represent the aggregated balances at March 31, 2022 and December 31, 2021 attributable to Pzena U.S. Best Ideas (GP), LLC and Pzena Global Best Ideas (GP), LLC, which were variable interest entities as of March 31, 2022 and December 31, 2021. Asset and liability amounts in parentheses at December 31, 2021 are also attributable to Pzena Global Focus Value Fund.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months Ended March 31,
	2022	2021
REVENUE	$52,760	$45,871
EXPENSES
Compensation and Benefits Expense	21,186	19,135
General and Administrative Expense	4,945	3,696
Total Operating Expenses	26,131	22,831
Operating Income	26,629	23,040
OTHER INCOME/ (EXPENSE)
Interest Income	26	55
Dividend Income	436	142
Net Realized and Unrealized (Losses)/ Gains from Investments	(182)	2,563
Equity in (Losses)/ Earnings of Affiliates	(63)	1,537
Other (Expense)/ Income	(139)	58
Total Other Income	78	4,355
Income Before Income Taxes	26,707	27,395
Income Tax Expense	8,225	2,366
Net Income	18,482	25,029
Less: Net Income Attributable to Non-Controlling Interests	15,667	20,842
Net Income Attributable to Pzena Investment Management, Inc.	$2,815	$4,187

Net Income for Basic Earnings per Share	$2,815	$4,187
Basic Earnings per Share	$0.16	$0.24
Basic Weighted Average Shares Outstanding[1]	17,350,846	17,240,412

Net Income for Diluted Earnings per Share	$13,489	$19,731
Diluted Earnings per Share	$0.16	$0.24
Diluted Weighted Average Shares Outstanding[1]	86,694,305	83,451,997

Cash Dividends per Share of Class A Common Stock	$0.53	$0.25

1.
The Company issues restricted shares of Class A common stock and restricted Class B units that have non-forfeitable dividend rights. Under the "two-class method," these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended March 31,
	2022	2021
NET INCOME	$18,482	$25,029
OTHER COMPREHENSIVE GAIN
Foreign Currency Translation Adjustment	(134)	(12)
Total Other Comprehensive Loss	(134)	(12)
Comprehensive Income	18,348	25,017
Less: Comprehensive Income Attributable to Non-Controlling Interests	15,535	20,835
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$2,813	$4,182

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2021	17,306,455	55,203,277	$172	$3,989	$7	$38,420	$135,466	$178,054
Amortization of Non-Cash Compensation	15,539	310,369	—	431	—	—	1,648	2,079
Issuance of Shares under Equity Incentive Plan	—	1,084,675	—	1,528	—	—	5,259	6,787
Sale of Shares under Equity Incentive Plan	18,057	138,238	—	151	—	—	578	729
Directors' Share Grants	29,713	—	—	91	—	—	345	436
Net Income	—	—	—	—	—	2,815	15,667	18,482
Foreign Currency Translation Adjustments	—	—	—	—	(2)	—	(132)	(134)
Repurchase and Retirement of Class A Common Stock	(263,362)	—	(1)	(491)	—	—	(1,873)	(2,365)
Repurchase and Retirement of Class B Units	—	(9,819)	—	(13)	—	—	(51)	(64)
Class A Cash Dividends Declared and Paid ($0.25 per share)	—	—	—	—	—	(9,209)	—	(9,209)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(829)	—	—	—	(829)
Effect of Deconsolidation	—	—	—	—	—	—	(26,755)	(26,755)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	11,838	11,838
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(47,005)	(47,005)
Other	—	—	—	254	—	—	(254)	—
Balance at March 31, 2022	17,106,402	56,726,740	$171	$5,111	$5	$32,026	$94,731	$132,044

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2020	17,328,899	54,313,620	$173	$5,190	$132	$25,611	$77,849	$108,955
Amortization of Non-Cash Compensation	14,201	320,495	—	462	—	—	1,683	2,145
Issuance of Shares under Equity Incentive Plan	12,353	805,987	—	872	—	—	2,950	3,822
Sale of Shares under Equity Incentive Plan	—	26,097	—	36	—	—	131	167
Directors' Share Grants	12,338	—	—	53	—	—	194	247
Net Income	—	—	—	—	—	4,187	20,842	25,029
Foreign Currency Translation Adjustments	—	—	—	—	(5)	—	(7)	(12)
Repurchase and Retirement of Class A Common Stock	(275,218)	—	(3)	(516)	—	—	(1,871)	(2,390)
Repurchase and Retirement of Class B Units	—	(18,476)	—	(20)	—	—	(70)	(90)
Class A Cash Dividends Declared and Paid ($0.46 per share)	—	—	—	—	—	(4,302)	—	(4,302)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(494)	—	—	—	(494)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	303	303
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(29,725)	(29,725)
Other	—	—	—	(541)	—	—	541	—
Balance at March 31, 2021	17,092,573	55,447,723	$170	$5,042	$127	$25,496	$72,820	$103,655

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net Income	$18,482	$25,029
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	308	296
Non-Cash Compensation	4,145	3,789
Directors' Share Grants	436	247
Net Realized and Unrealized (Gains)/ Losses from Investments	182	(2,563)
Equity in (Earnings)/ Losses of Affiliates	63	(1,537)
Non-Cash Performance Fees	(8)	—
Noncash Lease Expense	691	589
Foreign Currency Translation Adjustments	(134)	(12)
Deferred Income Taxes	950	1,513
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	(872)	(4,274)
Due from Broker	(79)	(181)
Prepaid Expenses and Other Assets	(289)	387
Due to Broker	155	(56)
Accounts Payable, Accrued Expenses, and Other Liabilities	(16,238)	(18,424)
Lease Liabilities	(474)	(601)
Purchases of Equity Securities	(15,425)	(10,892)
Proceeds from Equity Securities	6,086	10,792
Net Cash (Used in)/ Provided by Operating Activities	(2,021)	4,102
INVESTING ACTIVITIES
Purchases of Investments	(1,379)	(5,790)
Proceeds from Sale of Investments	9,320	2,704
Deconsolidations of sponsored investment funds	(1,710)	—
Payments from/ (to) Related Parties	(1,909)	(847)
Purchases of Property and Equipment	(624)	(12)
Net Cash Provided by/ (Used in) Investing Activities	3,698	(3,945)
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(2,365)	(2,390)
Repurchase and Retirement of Class B Units	(64)	(90)
Sale of Shares under Equity Incentive Plan	729	167
Distributions to Non-Controlling Interests	(47,005)	(29,725)
Contributions from Non-Controlling Interests	11,838	303
Dividends Paid	(9,209)	(4,302)
Net Cash Used In Financing Activities	(46,076)	(36,037)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(44,399)	$(35,880)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of Period	$82,189	$66,584
Net Change in Cash, Cash Equivalents and Restricted Cash	(44,399)	(35,880)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of Period	$37,790	$30,704
Supplementary Cash Flow Information:
Issuances of Shares under Equity Incentive Plan	$6,787	$3,822
Income Taxes Paid	$349	$121
Supplementary Schedule of Non-Cash Investing Transactions:
Decrease in Noncontrolling Interests Due to Deconsolidations of Sponsored Investment Vehicles	$(26,755)	$—

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

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of March 31, 2022, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company, through its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of March 31, 2022:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	March 31, 2022
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena Investment Management Europe Limited	Irish Private Company Limited by Shares (07/08/2021)	100.0%
Pzena U.S. Best Ideas (GP), LLC	Delaware Limited Liability Company (11/16/2017)	100.0%
Pzena Global Best Ideas (GP), LLC	Delaware Limited Liability Company (2/15/2018)	100.0%
Pzena Investment Management International 2, LLC	Delaware Limited Liability Company (1/21/2020)	100.0%
Pzena 320 Fund (GP), LLC	Delaware Limited Liability Company (2/23/2022)	100.0%
Pzena Emerging Markets Select Value Fund, a sub-fund of Pzena Value Funds, PLC	Sub-fund of an Irish investment company with variable capital established pursuant to the UCITS Regulations as an umbrella fund (12/20/2021)	58.8%
Pzena International Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (6/27/2021)	58.6%
Pzena International Small Cap Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (6/28/2018)	51.4%

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

During February of 2022, the Company redeemed its investment in Pzena-branded Australian Registered Investment Scheme, Pzena Global Focused Value Fund. As the Company was no longer deemed the primary beneficiary of this entity, it deconsolidated the entity and removed the related assets, liabilities and non-controlling interest from the Company’s Consolidated Statements of Financial Condition.

Certain consolidated investment partnerships are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these investment partnerships pursuant to U.S. GAAP.

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company. The total net assets of these VIEs was approximately $228.4 million and $234.7 million at March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, the operating company had $1.5 million and $1.8 million, respectively, in investments in certain of these firm-sponsored vehicles, the majority of which are primarily held to satisfy certain of the Company’s obligations under its deferred compensation programs, for which the Company was not deemed to be the primary beneficiary. The Company's exposure to risk of loss in the non-consolidated VIEs is generally limited to any equity investment and any uncollected management fees. As of March 31, 2022 and December 31, 2021, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $1.8 million and $2.2 million, respectively.

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

Revenue from advisory fees is disaggregated into categories based on the composition of the Company's client base and advisory fee structure for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
Revenue	2022	2021
	(in thousands)
Separately Managed Accounts
Asset-Based Fees	$26,184	$24,547
Total Separately Managed Fees	26,184	24,547

Sub-Advised Accounts
Asset-Based Fees	$21,466	$17,623
Impact of Fulcrum Fees[1]	(20)	(995)
Performance-Based Fees	493	—
Total Sub-Advised Fees	21,939	16,628

Pzena Funds
Asset-Based Fees	$4,813	$4,951
Expense Cap Reimbursements	(224)	(255)
Performance-Based Fees	48	—
Total Pzena Funds Fees	4,637	4,696
Total	$52,760	$45,871

1.
Represents the net impact of fulcrum fee arrangements which require a reduction in the base fee or allow for an increase in the base fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period.

Cash and Cash Equivalents:

At March 31, 2022 and December 31, 2021, Cash and Cash Equivalents was $35.6 million and $81.1 million, respectively. The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposits, other accounts whose balances often exceed federally insured limits and treasury money market funds. Cash is stated at cost, which approximates fair value.

Interest on cash and cash equivalents is recorded as Interest Income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

At March 31, 2022 and December 31, 2021, the Company had $2.2 million and $1.1 million, respectively, of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition. These balances reflect a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.

The following table reconciles cash, cash equivalents, and restricted cash per the consolidated statements of cash flows to the consolidated statements of financial condition.

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
	(in thousands)
Cash and Cash Equivalents	$35,576	$81,133	$29,650	$65,534
Restricted Cash	2,214	1,056	1,054	1,050
Total	$37,790	$82,189	$30,704	$66,584

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

Investments in equity method investees

The Company accounts for its investments in certain private investment partnerships and mutual funds, in which the Company has non-controlling interests and exercises significant influence, using the equity method. These investments are included in Investments in the Company's consolidated statements of financial condition. The carrying value of these investments is recorded at the amount of capital reported by the private investment partnership or mutual fund. The capital account for each entity reflects any contributions paid to, distributions received from, and equity earnings of, the relevant entity. The earnings of these investments are recognized as Equity in Earnings/ (Losses) of Affiliates in the consolidated statements of operations.

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any. During the three months ended March 31, 2022 and 2021, no impairment losses were recognized.

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

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions. At both March 31, 2022 and December 31, 2021, there was no allowance for doubtful accounts.

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

The Company and its consolidated subsidiaries account for all U.S. federal, state, local, and U.K. taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized. At both March 31, 2022 and December 31, 2021, the Company did not have a valuation allowance recorded against its deferred tax assets.

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

Foreign Currency:

The functional and reporting currency of the Company is the U.S. Dollar. Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary. Non-functional currency related transaction gains and losses are immediately recorded in other income on the consolidated statements of operations. For the three months ended March 31, 2022, the Company recorded $0.1 million of other comprehensive loss associated with foreign currency translation adjustments. For the three months ended March 31, 2021, the Company recorded less than $0.1 million of other comprehensive loss associated with foreign currency translation adjustments.

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

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash Compensation and Other Benefits	$17,041	$15,346
Non-Cash Compensation	4,145	3,789
Total Compensation and Benefits Expense	$21,186	$19,135

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below. Details of non-cash compensation awards granted during the three months ended March 31, 2022 and 2021 are as follows:

	For the Three Months Ended March 31,
	2022		2021
	Amount	Fair Value[1]	Amount	Fair Value[1]
Class B-1 Units[2]	2,376,376	$3.49	1,438,767	$2.40

1.
Represents the weighted average grant date estimated fair value per share, unit, or option.
2.
Represents Class B-1 units issued under the 2007 Equity Incentive Plan (as defined below). These Class B-1 units are entitled to receive dividends for the duration of the holder’s employment, and upon the end of employment are exchanged for shares of Class A common stock in an amount based upon the appreciation in price of the Class A common stock from the date of grant to the date of exchange. Of the units issued during the three months ended March 31, 2022, 2,317,782 units vest on the fifth anniversary of the grant date and 58,594 units vest ratably over four years. Of the units issued during the three months ended March 31, 2021, 1,400,305 units vest on the fifth anniversary of the grant date and 38,462 units vest ratably over four years.

As part of the Company's year-end bonus structure, certain employee members may elect to have all or part of year-end cash compensation paid in the form of cash, or equity issued pursuant to Pzena Investment Management, LLC Amended and Restated 2006 Equity Incentive Plan (“the 2006 Equity Incentive Plan”). For the year ended December 31, 2021, $6.8 million of cash compensation was elected to be paid in the form of equity, which was issued and vested immediately on January 1, 2022. Details of these awards issued on January 1, 2022 are as follows:

	January 1,
	2022
	Amount	Fair Value[1]
Delayed Exchange Class B Units[2]	1,084,675	$6.16
Restricted Shares of Class A Common Stock[3]	17,057	$6.16

1.
Represents the weighted average grant date estimated fair value per share or unit as of December 31, 2021.
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

Pursuant to the 2006 Equity Incentive Plan, the operating company issues Class B units, phantom Class B units and options to purchase Class B units. The operating company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan. These Delayed Exchange Class B units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant. These Delayed Exchange Class B units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company. The operating company also issues phantom Delayed Exchange Class B units and options to purchase Delayed Exchange Class B units. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock, Class B-1 units, options to purchase Class A common stock, options to purchase restricted Class A shares of common stock and contingently vesting options to acquire shares of Class A common stock. During the three months ended March 31, 2022 and 2021, no contingently vesting options vested. During the three months ended March 31, 2022 and 2021, 138,238 and 26,097 Delayed Exchange Class B units were issued to certain employee members, respectively, for approximately $0.7 million and $0.1 million in cash, respectively. During the three months ended March 31, 2022 and 2021, there were no options exercised.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess. These deferred amounts may be invested, at the employee’s discretion, in certain investment options designated by the Compensation Committee of the Company's Board of Directors. Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four-year period commencing the following year. The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period. During the three months ended March 31, 2022 and 2021, no forfeitures occurred. As of March 31, 2022 and December 31, 2021, the liability associated with all employee deferred compensation investment accounts was $2.1 million and $6.8 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of their compensation otherwise payable in cash or Class A common stock, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan. Elections to defer compensation under the Director Plan are made on a year-to-year basis. Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made. Since inception of the Director Plan in 2009, the majority of the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock. Director compensation amounts for any calendar year are amortized over the calendar year and reflected as General and Administrative Expense. As of March 31, 2022 and December 31, 2021, there were 645,652 and 597,412 phantom shares of Class A common stock outstanding, respectively. During the three months ended March 31, 2022 and 2021, the Company distributed 28,460 and 11,070 shares of Class A common stock, respectively, pursuant to the Director Plan on such date specified by the participant as elected when the deferral was made. During the three months ended March 31, 2022 and 2021, the Company issued 5,015 and 5,074 restricted shares of Class A common stock, respectively, associated with non-deferred nonemployee director compensation. These restricted shares will vest quarterly over the calendar year.

As of March 31, 2022 and December 31, 2021, the Company had approximately $46.2 million and $42.1 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, option grants, Delayed Exchange Class B units, phantom Delayed Exchange Class B units, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and contingently vesting option grants issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees. The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law. The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan. For the three months ended March 31, 2022 and 2021, the expense recognized in connection with this plan was $1.0 million and $0.9 million, respectively.

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

For the three months ended March 31, 2022 and 2021, the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$2,808	$4,182
Participating Shares of Restricted Class A Common Stock	7	5
Total Net Income for Basic Earnings per Share	$2,815	$4,187
Basic Weighted-Average Shares Outstanding	17,306,082	17,220,424
Add: Participating Shares of Restricted Class A Common Stock[1]	44,764	19,988
Total Basic Weighted-Average Shares Outstanding	17,350,846	17,240,412
Basic Earnings per Share	$0.16	$0.24

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

For the three months ended March 31, 2022 and 2021, the Company’s diluted net income was determined as follows:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$14,823	$20,648
Less: Assumed Corporate Income Taxes	4,149	5,104
Assumed After-Tax Income of Pzena Investment Management, LLC	10,674	15,544
Net Income of Pzena Investment Management, Inc.	2,815	4,187
Diluted Net Income	$13,489	$19,731

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

For the three months ended March 31, 2022 and 2021, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$11,929	$17,938
Participating Shares of Restricted Class A Common Stock	7	5
Participating Class B Units	1,553	1,788
Total Diluted Net Income Attributable to Shareholders	$13,489	$19,731

Total Basic Weighted-Average Shares Outstanding	17,350,846	17,240,412
Dilutive Effect of Class B Units	56,589,920	55,425,613
Dilutive Effect of Options[1]	1,150,240	1,123,539
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	1,966,958	2,393,896
Dilutive Effect of Restricted Shares of Class A Common Stock[2]	16,138	29,240
Dilutive Weighted-Average Shares Outstanding	77,074,102	76,212,700
Add: Participating Class B Units and Class B-1 Units[3]	9,620,203	7,239,297
Total Dilutive Weighted-Average Shares Outstanding	86,694,305	83,451,997
Diluted Earnings per Share	$0.16	$0.24

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

Approximately 0.3 million options to purchase Class B units, 0.1 million options to purchase shares of Class A common stock, and 0.5 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2022, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met. Approximately 0.4 million options to purchase Class B units, 0.2 million options to purchase shares of Class A common stock, and 1.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2021, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company. As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income. Class A and Class B units of the operating company have the same economic rights per unit. Class B-1 membership units are entitled to receive distributions for the duration of the holder’s employment with the operating company and will participate in additional value to the extent there has been appreciation in price of the Class A common stock subsequent to the issuance of the Class B-1 membership unit. The percentages presented below are subject to continued changes, including but not limited to, the price of Class A common stock, issuance of awards, and exercise of options. Based on the closing price of the Company’s Class A common stock as of March 31, 2022, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and Class B-1 units of the operating company held approximately 23.2%, 76.6%, and 0.2% respectively, of the economic interest in the March 31, 2022 value of the operating company. As of March 31, 2022, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held 20.5%, 68.0%, and 11.5%, respectively, of the right to the future income and distributions. Based on the closing price of the Company’s Class A common stock as of December 31, 2021, the holders of Class A common stock of the Company, the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held approximately 23.5%, 74.9% and 1.6%, respectively, of the December 31, 2021 economic interests in the value of the operating company. As of December 31, 2021 the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held 21.6%, 69.3%, and 9.1%, respectively, of the right to the future income and distributions.

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

During the three months ended March 31, 2022, the Company purchased and retired 263,362 shares of Class A common stock and 9,819 Class B units under the current repurchase authorization at a weighted average price per share of $8.98 and $6.51, respectively. During the three months ended March 31, 2021, the Company purchased and retired 275,218 shares of Class A common stock and 18,476 Class B units under the repurchase authorization at a weighted average price per unit of $8.67 and $4.87, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$14,823	$20,648
Non-Controlling Interests of Consolidated Subsidiaries	844	194
Net Income Attributable to Non-Controlling Interests	$15,667	$20,842

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals from the Company’s consolidated subsidiaries. Contributions from non-controlling interests represent contributions to the Company's consolidated subsidiaries.

Note 8—Investments

The following is a summary of Investments:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Equity Investments, at Fair Value
Equity Securities	$66,813	$82,900
Mutual Funds	—	7,319
Total Equity Investments, at Fair Value	66,813	90,219
Investments in Equity Method Investees	4,771	5,287
Total	$71,584	$95,506

Investment, at Fair Value

Investments, at Fair Value consisted of the following at March 31, 2022:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$67,029	$(216)	$66,813
Mutual Funds	—	—	—
Total Equity Investments, at Fair Value	$67,029	$(216)	$66,813

Securities Sold Short, at Fair Value consisted of the following at March 31, 2022:

	Proceeds	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Equity Securities	$296	$(20)	$276
Total Securities Sold Short, at Fair Value	$296	$(20)	$276

Investments, at Fair Value consisted of the following at December 31, 2021:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$80,480	$2,420	$82,900
Mutual Funds	7,328	(9)	7,319
Total Equity Investments, at Fair Value	$87,808	$2,411	$90,219

Securities Sold Short, at Fair Value consisted of the following at December 31, 2021:

	Proceeds	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Equity Securities	$259	$(22)	$237
Total Securities Sold Short, at Fair Value	$259	$(22)	$237

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

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies. The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds. The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Equity Method Investments on the consolidated statements of financial condition. As of March 31, 2022, the Company's investments range between 0% and 4% of the capital of these entities and have an aggregate carrying value of $4.8 million.

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

The investments in equity method investees are held at their carrying value.

The following table presents these instruments’ fair value at March 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash Equivalents:
Money Market Funds	$10	$—	$—	$10
Equity Investments, at Fair Value:
Equity Securities	66,276	537	—	66,813
Mutual Funds	—	—	—	—
Total Assets	$66,286	$537	$—	$66,823

Liabilities
Securities Sold Short	$276	—	—	$276
Total Liabilities	$276	$—	$—	$276

The following table presents these instruments’ fair value at December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash Equivalents:
Money Market Funds	$8	$—	$—	$8
Equity Investments, at Fair Value:
Equity Securities	82,163	737	—	82,900
Mutual Funds	7,319	—	—	7,319
Total Assets	$89,490	$737	$—	$90,227

Liabilities
Securities Sold Short	237	—	—	237
Total Liabilities	$237	$—	$—	$237

Transfers among levels, if any, are recorded as of the beginning of the reporting period. For each of the three months ended March 31, 2022 and 2021, there were no transfers between levels. In addition, the Company did not hold any Level 3 securities during the three months ended March 31, 2022 or during the year ended December 31, 2021.

Note 10—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Leasehold Improvements	$7,092	$6,967
Furniture and Fixtures	1,591	1,591
Computer Hardware	1,242	880
Computer Software	879	879
Office Equipment	218	211
Capitalized Internal-Use Software Development Costs	348	245
Total	11,370	10,773
Less: Accumulated Depreciation and Amortization	(7,367)	(7,086)
Total	$4,003	$3,687

Depreciation is included in general and administrative expense and totaled approximately $0.3 million for each of the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022, the Company capitalized $0.1 million of internal-use software development costs. During the three months ended March 31, 2022, the Company recognized less than $0.1 million in amortization expense related to capitalized internal-use software costs. As of and for the three months ended March 31, 2021, the Company did not have capitalized internal-use software development costs.

Note 11—Related Party Transactions

For the three months ended March 31, 2022 and 2021, the Company earned $0.3 million and $0.2 million, respectively, in investment advisory fees, net of expense reimbursements from unconsolidated VIEs that receive investment management services from the Company.

The Company offers loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting. Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by shares and units held by the employee. These loans are full recourse in nature and totaled $4.7 million and $3.6 million at March 31, 2022 and December 31, 2021, respectively.

The operating company, as investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. For the three months ended March 31, 2022 and 2021, the Company recognized $0.1 million and $0.3 million, respectively, in such expenses.

The operating company manages personal funds of certain of the Company’s employees, including the CEO, and its two Presidents. The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest. Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors. The operating company also manages personal funds of some of its employees’ family members. Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history. The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.3 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

On December 17, 2021, the Company entered into a revolving line of credit agreement with the operating company, in which, the Company agrees to make loans to the operating company on a revolving basis from time to time in such amounts as the operating company may request for such purposes as it may require in the ordinary course of its business. The credit facility includes a $15 million line of credit with a five-year term, maturing on December 17, 2026. Principal amounts outstanding under the facility accrue interest at the variable Secured Overnight Financing Rate (SOFR) plus 1.10%. As of March 31, 2022, there were total borrowings of $10.0 million under the credit facility. As intercompany accounts and transactions are eliminated upon consolidation, there is no corresponding balance presented or included on the Consolidated Statements of Financial Condition.

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

The Company leases office space for its headquarters under a non-cancelable operating lease agreement, which originally expired on December 31, 2025. During January 2022, the Company signed a non-cancellable amendment to the corporate headquarters lease extending the lease term of the current space through October 31, 2036. In accordance with ASC 842, Leases, the Company has remeasured the related Right-of-use Asset and Lease Liability on the consolidated statements of financial condition from the commencement date of January 21, 2022.

The Company entered into a sublease agreement commencing on February 1, 2019, that expires on December 31, 2025. During October of 2020, the Company executed an amendment to the sublease agreement. The sublease agreement is cancelable by either the Company or sublessee upon at least six months prior written notice. On November 29, 2021, the Company gave written notice exercising its right to terminate the sublease effective June 1, 2022. Sublease income will decrease annual lease expense by approximately $0.2 million this year.

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

During the three months ended March 31, 2022 and 2021, lease expenses of $1.0 million and $0.7 million, respectively, are included in general and administrative expense. This lease expense includes short-term lease expenses associated with the Company's office space in Australia. Short-term lease expense was $0.1 million for the three months ended March 31, 2022. Lease expenses for each of the three months ended March 31, 2022 and 2021, were net of $0.1 million of sublease income.

The following table presents the components of operating lease expense, as well as supplemental cash flow information, related to the Company’s leases:

For the Three Months Ended March 31,
2022
(in thousands)
Operating lease expense[1]	$691
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$474
Right-of-use assets obtained in exchange for lease obligations	$23,194

1.
Amounts have not been reduced by sublease income of $0.1 million recognized during the three months ended March 31, 2022.

The following table presents information regarding the Company’s operating leases:

As of
March 31, 2022
(in thousands)
Operating lease right-of-use assets	$32,516
Operating lease liabilities	$33,042
Weighted-average remaining lease term (in years)	14.1
Weighted-average discount rate	3.3%

The maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases
2022 (excluding the three months ended March 31, 2022)	$2,272
2023	2,354
2024	1,979
2025	1,979
2026	777
2027 and thereafter	33,222
Total undiscounted lease payments	$42,583
Less discount	(9,541)
Total lease liabilities	$33,042

Note 13—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes. The Company's provision for income taxes reflects U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income. The Company's effective tax rate for the three months ended March 31, 2022 and 2021, was 30.8% and 8.6%, respectively. The effective tax rate includes a rate benefit attributable to the fact that approximately 79.2% and 78.4% of the operating company's earnings were not subject to corporate-level taxes for the three months ended March 31, 2022 and 2021, respectively. Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of March 31, 2022 and December 31, 2021, the Company had $13.9 million and $8.3 million, respectively, in unrecognized tax benefits that, if recognized, would affect the provision for income taxes. As of March 31, 2022 and December 31, 2021, the Company had interest related to unrecognized tax benefits of $2.2 million and $1.2 million, respectively. As of March 31, 2022 and December 31, 2021, no penalty accruals were recorded.

As of March 31, 2022 and December 31, 2021, the net values of all deferred tax assets were approximately $24.1 million and $25.9 million, respectively. These deferred tax assets primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock. At March 31, 2022 and December 31, 2021, the Company did not have a valuation allowance recorded against its deferred tax assets.

Note 14—Subsequent Events

On April 19, 2022, the Company announced that the Board of Directors approved and declared a quarterly dividend of $0.03 per share of its Class A common stock that will be paid on May 20, 2022 to holders of record on April 29, 2022.

No other subsequent events necessitated disclosures and/or adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. At March 31, 2022, our assets under management, or AUM, was $52.8 billion. We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”). As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income. The percentages presented below are subject to continued changes, including but not limited to, the price of Class A common stock, issuance of awards, and exercise of options. Based on the closing price of the Company’s Class A common stock as of March 31, 2022, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and Class B-1 units of the operating company held approximately 23.2%, 76.6%, and 0.2% respectively, of the economic interest in the March 31, 2022 value of the operating company. As of March 31, 2022, the holders of our Class A common stock and the holders of Class B and Class B-1 units of our operating company held approximately 20.5%, 68.0%, and 11.5%, respectively, of the future income and distributions.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Our founders and certain of our employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B and B-1 units of our operating company. Based on the closing price of the Company’s Class A common stock as of March 31, 2022, through direct and indirect interests, our three founders, 56 other employee members, and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 49.3%, 8.5%, and 19.0% of the economic interests in our operating company, respectively. As of March 31, 2022, through direct and indirect interests, our three founders, 56 other employee members, and certain former employees, collectively held 43.8%, 18.8%, and 16.9% of the future income and distributions of our operating company.

Net Income

Diluted net income and diluted earnings per share were $13.5 million and $0.16, respectively, for the three months ended March 31, 2022, and $19.7 million and $0.24, respectively, for the three months ended March 31, 2021.

In evaluating our financial condition and results of operations, we also review non-GAAP measures of earnings, which are adjusted to exclude accounting adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent Class B unit conversions, as well as our tax receivable agreement and the associated liability to our selling and converting shareholders. No such adjustments were made to the GAAP results for the three months ended March 31, 2022 and 2021.

Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to changes in the valuation allowance recorded against the deferred tax asset and other discrete and permanently non-deductible items. Our resulting effective tax rate was 28.0% for the three months ended March 31, 2022, and 24.7% for the three months ended March 31, 2021. See “Operating Results - Income Tax Expense” below.

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

Our advisory fees are primarily driven by the level of our AUM. Our AUM increases or decreases with the net inflows or outflows of funds into our various investment strategies and with the investment performance thereof. In order to increase our AUM and expand our business, we must develop and market investment strategies that suit the investment needs of our target clients, and provide attractive returns over the long term. The value and composition of our AUM, and our ability to continue to attract clients depends on a variety of factors as described in "Item 1 — Risk Factors — Risks Related to Our Business — Our primary source of revenue is derived from management fees, which are directly tied to the levels of our assets under management. Fluctuations in AUM therefore will directly impact our revenue" of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees’ and outside investors’ direct and indirect interests in our operating company, we have reflected their membership interests as non-controlling interest in our consolidated financial statements. As of March 31, 2022, the holders of Class A common stock of the Company and the holders of Class B units and Class B-1 units of the operating company held approximately 23.2%, 76.6%, and 0.2% respectively, of the economic interests in the operations of the business. In addition, our operating company consolidates the results of operations of the private investment partnerships over which we exercise a controlling influence. Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

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

We continue to consider, and in some cases are methodically implementing, return to office programs for our U.S., U.K., and Australian offices. During the first quarter of 2022, we gradually began to bring our workforce back into the office and we will continue to do so during the second quarter of 2021. However, we continue to monitor the daily evolution of the pandemic and communications from the World Health Organization and the U.S. Centers for Disease Control and Prevention in order to ensure the health and safety of our employees, which remains our top priority. We will modify our return to office plans, as needed, to ensure the safety of our employees and to ensure that the highest safety and cleanliness protocols are followed. We believe that our business continuity plan and technology platform will continue to support the effectiveness of our employees working remotely.

As most of our workforce continues working remotely, we are mindful of increased risk related to cybersecurity, which could significantly disrupt our business functions.

Assets Under Management and Flows

As of March 31, 2022 and 2021, our AUM of approximately $52.8 billion and $49.2 billion, respectively, was invested in a variety of value-oriented investment strategies, representing distinct market capitalization segments of U.S. and non-U.S. equity markets. The assets under management and performance of our largest investment strategies as of March 31, 2022 are further described below. We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings. While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of March 31, 2022 and 2021:

	AUM at March 31,
Strategy	2022	2021
	(in billions)
U.S. Value Strategies
Large Cap Value	$11.6	$10.5
Mid Cap Value	3.0	2.9
Small Cap Value	2.5	2.7
Value	0.7	0.7
Other U.S. Strategies	0.2	0.3
Total U.S. Value Strategies	18.0	17.1

Global and Non-U.S. Value Strategies
Global Value	16.3	14.1
International Value	7.6	7.1
Emerging Markets Value	7.1	7.4
European Value	2.9	3.0
Other Global and Non-U.S. Strategies	0.9	0.5
Total Global and Non-U.S. Value Strategies	34.8	32.1
Total	$52.8	$49.2

	AUM at March 31,
Account Domicile	2022	2021
	(in billions)
U.S.	$31.7	$29.4
Non-U.S.	21.1	19.8
Total	$52.8	$49.2

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to March 31, 2022, and in the five-year, three-year, and one-year periods ended March 31, 2022, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy.

	Period Ended March 31, 2022[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (July 2012)
Annualized Gross Returns	13.2%	10.4%	14.5%	14.8%
Annualized Net Returns	13.0%	10.2%	14.3%	14.6%
Russell 1000® Value Index	12.3%	10.3%	13.0%	11.7%
International Value (November 2008)
Annualized Gross Returns	9.4%	6.5%	8.9%	-0.7%
Annualized Net Returns	9.1%	6.1%	8.5%	-1.0%
MSCI EAFE® Index—Net/U.S.$[2]	7.2%	6.7%	7.8%	1.2%
Global Value (January 2010)
Annualized Gross Returns	9.2%	9.3%	12.7%	6.9%
Annualized Net Returns	8.8%	9.0%	12.3%	6.5%
MSCI® World Index – Net/U.S.$[2]	10.3%	12.4%	15.0%	10.1%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	4.3%	7.4%	8.1%	-2.0%
Annualized Net Returns	3.5%	6.6%	7.3%	-2.8%
MSCI® Emerging Markets Index—Net/U.S.$[2]	1.8%	6.0%	4.9%	-11.4%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	8.1%	10.0%	14.6%	15.0%
Annualized Net Returns	7.6%	9.6%	14.2%	14.6%
Russell 1000® Value Index	7.6%	10.3%	13.0%	11.7%
European Focused Value (August 2008)
Annualized Gross Returns	5.3%	5.2%	7.6%	1.8%
Annualized Net Returns	4.9%	4.8%	7.2%	1.5%
MSCI® Europe Index – Net/U.S.$[2]	3.5%	6.9%	8.2%	3.5%
Global Focused Value (January 2004)
Annualized Gross Returns	6.5%	8.8%	12.5%	5.8%
Annualized Net Returns	5.8%	8.3%	12.0%	5.4%
MSCI® All Country World Index – Net/U.S.$[2]	8.0%	11.6%	13.8%	7.3%
Mid Cap Value (April 2014)
Annualized Gross Returns	9.6%	9.1%	16.3%	11.4%
Annualized Net Returns	9.4%	8.9%	16.1%	11.2%
Russell Mid Cap® Value Index	9.6%	10.0%	13.7%	11.5%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	13.2%	8.7%	13.6%	4.7%
Annualized Net Returns	12.0%	7.7%	12.6%	3.8%
Russell 2000® Value Index	9.8%	8.6%	12.7%	3.3%
Focused Value (January 1996)
Annualized Gross Returns	10.6%	8.5%	13.6%	10.4%
Annualized Net Returns	9.8%	7.9%	12.9%	9.7%
Russell 1000® Value Index	9.2%	10.3%	13.0%	11.7%
International Focused Value (January 2004)
Annualized Gross Returns	6.6%	6.8%	9.0%	-1.5%
Annualized Net Returns	5.8%	6.2%	8.4%	-2.0%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	6.1%	6.8%	7.5%	-1.5%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	12.8%	10.8%	19.1%	12.6%
Annualized Net Returns	12.1%	10.1%	18.3%	11.8%
Russell Mid Cap® Value Index	10.5%	10.0%	13.7%	11.5%

1.
The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.
2.
Net of applicable withholding taxes and presented in U.S. Dollars

Large Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At March 31, 2022, the Large Cap Value strategy generated a one-year annualized gross return of 14.8%, outperforming its benchmark. The top contributing sectors included the energy, technology, and telecommunications sectors.

International Value. This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At March 31, 2022, the International Value strategy generated a one-year annualized gross return of (0.7)%, underperforming its benchmark. The top detracting sectors included the materials, and consumer discretionary sectors, partially offset by the outperformance of the industrials sector.

Global Value. This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At March 31, 2022, the Global Value strategy generated a one-year annualized gross return of 6.9%, underperforming its benchmark. The top detracting sectors included the consumer discretionary, information technology, and materials sectors, partially offset by the outperformance of the energy sector.

Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At March 31, 2022, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of (2.0)%, outperforming its benchmark. The top contributing sectors included the utilities, industrials, energy, financial services, and real estate sectors, partially offset by underperformance of the energy sector.

Large Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At March 31, 2022, the Large Cap Focused Value strategy generated a one-year annualized gross return of 15.0%, outperforming its benchmark. The top contributing sectors included the energy, technology, and telecommunications sectors.

European Focused Value. This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At March 31, 2022, the European Focused Value strategy generated a one-year annualized gross return of 1.8%, underperforming its benchmark. The top detracting sectors included the health care, energy, and materials sectors, partially offset by outperformance of the information technology sector.

Global Focused Value. This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At March 31, 2022, the Global Focused Value strategy generated a one-year annualized gross return of 5.8%, underperforming its benchmark. The top detracting sectors included the consumer discretionary, materials, and information technology sectors, partially offset by outperformance of the energy and communications services sectors.

Mid Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in April 2014. At March 31, 2022, the Mid Cap Value strategy generated a one-year annualized gross return of 11.4%, underperforming its benchmark. The top detracting sectors included the industrials and real estate sectors, partially offset by the outperformance of the energy and technology sectors.

Small Cap Focused Value. This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At March 31, 2022, the Small Cap Focused Value strategy generated a one-year annualized gross return of 4.7%, outperforming its benchmark. The top contributing sectors included the health care, financial services, and technology sectors, partially offset by the underperformance of the consumer discretionary and industrials sectors.

Focused Value. This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At March 31, 2022, the Focused Value strategy generated a one-year annualized gross return of 10.4%, underperforming its benchmark. The top detracting sectors included the consumer discretionary, financial services, and health care sectors, partially offset by the outperformance of the energy and technology sectors.

International Focused Value. This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004. At March 31, 2022, the International Focused Value strategy generated a one-year annualized gross return of (1.5)%, matching its benchmark. The top contributing sectors included the consumer staples, information technology, and industrials sectors, offset by the underperformance of the materials sector.

Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At March 31, 2022, the Mid Cap Focused Value strategy generated a one-year annualized gross return of 12.6%, outperforming its benchmark. The top contributing sectors included the energy and technology sectors, partially offset by the underperformance of the industrials and real estate sectors.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our separately managed accounts, sub-advised accounts, and Pzena funds for the three months ended March 31, 2022 and 2021 is described below. Inflows are composed of the investment of new or additional assets by new or existing clients. Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended March 31,
	2022	2021
Separately Managed Accounts
Assets
Beginning of Period	$19.4	$17.3
Inflows	0.3	0.7
Outflows	(0.3)	(1.0)
Net Flows	—	(0.3)
Market Appreciation/(Depreciation)	0.1	2.7
Foreign Exchange[1]	(0.1)	(0.3)
End of Period	$19.4	$19.4

Sub-Advised Accounts
Assets
Beginning of Period	$30.5	$23.3
Inflows	1.2	1.5
Outflows	(1.3)	(1.3)
Net Flows	(0.1)	0.2
Market Appreciation/(Depreciation)	0.5	3.6
Foreign Exchange[1]	(0.2)	(0.2)
End of Period	$30.7	$26.9

Pzena Funds
Assets
Beginning of Period	$2.6	$2.7
Inflows	0.2	0.2
Outflows	(0.1)	(0.3)
Net Flows	0.1	(0.1)
Market Appreciation/(Depreciation)	—	0.4
Foreign Exchange[1]	—	(0.1)
End of Period	$2.7	$2.9

Total
Assets
Beginning of Period	$52.5	$43.3
Inflows	1.7	2.4
Outflows	(1.7)	(2.6)
Net Flows	—	(0.2)
Market Appreciation/(Depreciation)	0.6	6.7
Foreign Exchange[1]	(0.3)	(0.6)
End of Period	$52.8	$49.2

1.
Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

Three Months Ended March 31, 2022 and March 31, 2021

At March 31, 2022, we managed $19.4 billion in separately managed accounts, $30.7 billion in sub-advised accounts, and $2.7 billion in Pzena funds, for a total of $52.8 billion in assets under management. For the three months ended March 31, 2022, we experienced total gross inflows of $1.7 billion and market appreciation of $0.6 billion, partially offset by total gross outflows of $1.7 billion and a decrease associated with foreign exchange movements of $0.3 billion. Assets in separately managed accounts remained flat from $19.4 billion at December 31, 2021, due to $0.3 billion in gross inflows and $0.1 billion in market appreciation, offset by $0.3 billion in gross outflows and a $0.1 billion decrease associated with foreign exchange movements. Assets in sub-advised accounts increased by $0.2 billion, or 0.7%, from $30.5 billion at December 31, 2021, due to $1.2 billion in gross inflows and $0.5 billion in market appreciation, partially offset by $1.3 billion in gross outflows and a $0.2 billion decrease associated with foreign exchange movements. Assets in Pzena funds increased by $0.1 billion, or 3.8%, from $2.6 billion at December 31, 2021, due to $0.2 billion in gross inflows, partially offset by $0.1 billion in gross outflows.

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

Revenue

Our revenue from advisory fees earned on our separately managed accounts, sub-advised accounts, and Pzena funds for the three months ended March 31, 2022 and 2021 is described below:

	For the Three Months Ended March 31,
Revenue	2022	2021
	(in thousands)
Separately Managed Accounts	$26,184	$24,547
Sub-Advised Accounts	21,939	16,628
Pzena Funds	4,637	4,696
Total	$52,760	$45,871

Three Months Ended March 31, 2022 and March 31, 2021

Our total revenue increased by $6.9 million, or 15.0%, to $52.8 million for the three months ended March 31, 2022, from $45.9 million for the three months ended March 31, 2021. This change was driven primarily by an increase in our average AUM due to market appreciation during the first quarter of 2022. Average AUM increased 17.0% to $53.1 billion from $45.4 billion for the three months ended March 31, 2022 and 2021, respectively. We recognized performance fees of $0.5 million during the three months ended March 31, 2022, compared to no performance fees recognized during the three months ended March 31, 2021.

Our weighted average fees were 0.397% and 0.404% for the three months ended March 31, 2022 and 2021, respectively.

Average assets in separately managed accounts increased 9.4% to $19.7 billion for the three months ended March 31, 2022, from $18.0 billion for the three months ended March 31, 2021, and had weighted average fees of 0.532% and 0.545% for the three months ended March 31, 2022 and 2021, respectively. The decrease in average fees when compared to the first quarter of 2021 primarily reflects that when there is an increase in assets due to market appreciation, the rates we earn in the majority of our fee schedules decline as the assets increase.

Average assets in sub-advised accounts increased 24.3% to $30.7 billion for the three months ended March 31, 2022, from $24.7 billion for the three months ended March 31, 2021, and had weighted average fees of 0.285% and 0.270% for the three months ended March 31, 2022 and 2021, respectively. The increase in sub-advised weighted average fee rates reflects an increase in performance fees recognized during the first quarter of 2022. Certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee or allow for an increase in the base fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. During the three months ended March 31, 2022, the Company recognized $0.5 million of performance fees related to this client relationship. During the three months ended March 31, 2021, the Company recognized a $1.0 million reduction in base fees, related to this client relationship. To the extent the three-year performance record of these accounts fluctuates relative to its relevant benchmark, the amount of base fees recognized may vary.

Average assets in Pzena funds remained flat at $2.7 billion for the three months ended March 31, 2022, compared to $2.7 billion for the three months ended March 31, 2021, and had weighted average fees of 0.695% and 0.681% for the three months ended March 31, 2022 and 2021, respectively. The increase in weighted average fee rate for Pzena funds primarily reflects an increase in performance fees recognized in the first quarter of 2022.

Expenses

Our operating expenses are driven primarily by our compensation and benefits costs. The table below describes the components of our operating expenses for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash Compensation and Other Benefits	$17,041	$15,346
Other Non-Cash Compensation	4,145	3,789
Total Compensation and Benefits Expense	21,186	19,135
General and Administrative Expense	4,945	3,696
Total Operating Expenses	$26,131	$22,831

Three Months Ended March 31, 2022 and March 31, 2021

Total operating expenses increased by $3.3 million, or 14.5%, to $26.1 million for the three months ended March 31, 2022, from $22.8 million for the three months ended March 31, 2021. This increase reflects increases in both compensation and benefits expense and general and administrative expenses.

Compensation and benefits expense increased by $2.1 million, or 10.7%, to $21.2 million for the three months ended March 31, 2022, from $19.1 million for the three months ended March 31, 2021. The increase in compensation and benefits expense is driven by an increase in employee headcount and compensation.

General and administrative expense increased by $1.2 million, or 33.8%, to $4.9 million for the three months ended March 31, 2022, from $3.7 million for the three months ended March 31, 2021. The increase in general and administrative expenses primarily reflects an increase in professional fees and occupancy costs.

Other Income/ (Expense)

Three Months Ended March 31, 2022 and March 31, 2021

Other Income/ (Expense) was income of $0.1 million for the three months ended March 31, 2022, and consisted primarily of $0.4 million in dividend income, partially offset by $0.2 million in net realized and unrealized losses from investments and $0.1 million in equity in the losses of affiliates. Other Income/ (Expense) was an expense of $4.4 million for the three months ended March 31, 2021, and consisted primarily of $1.5 million in equity in the earnings of affiliates, $2.6 million in net realized and unrealized gains from investments, and $0.1 million in interest income.

Income Tax Expense

For the three months ended March 31, 2022 and 2021, components of our income tax expense are as follows:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Unincorporated and Other Business Tax Expenses	$7,114	$866
Total Corporate Tax Expense	1,111	1,500
Total Income Tax Expense/ (Benefit)	$8,225	$2,366

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes. The Company's provision for income taxes reflects its U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income. The effective tax rate includes a rate benefit attributable to the fact that approximately 79.2% and 78.4% of the operating company's earnings were not subject to corporate-level taxes for the three months ended March 31, 2022 and 2021, respectively. Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanently non-deductible items. These factors are expected to continue to impact the effective tax rate for future years and to the extent the Company’s economic interest in the operating company changes, the effective tax rate will likewise change with variations in the level of income subject to corporate-level taxes. The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of the Company's Class A common stock between grant date and vesting date.

Excluding discrete and permanently non-deductible items, which includes the net income attributable to non-controlling interest, the Company's effective tax rate was 28.0% and 24.7% for the three months ended March 31, 2022 and 2021, respectively.

Three Months Ended March 31, 2022 and March 31, 2021

Income tax expense was $8.2 million for the three months ended March 31, 2022 and $2.4 million for the three months ended March 31, 2021. Income tax expense for the three months ended March 31, 2022 consisted of $7.1 million in operating company unincorporated and other business taxes and $1.1 million of corporate income taxes. Income tax expense for the three months ended March 31, 2021 consisted of $0.9 million in operating company unincorporated and other business taxes and $1.5 million of corporate income taxes. The increase in income tax expense during the three months ended March 31, 2022 reflects a $5.9 million expense associated with a change in estimate of uncertain tax positions due to a change in interpretation of administrative rulings.

Net Income Attributable to Non-Controlling Interests

Three Months Ended March 31, 2022 and March 31, 2021

Net income attributable to non-controlling interests was $15.7 million for the three months ended March 31, 2022, and consisted primarily of $14.8 million associated with our employees’ and outside investors’ approximately 79.2% weighted average interest in the income of the operating company and $0.8 million associated with the non-controlling interest in the income of our consolidated entities. Net income attributable to non-controlling interests was $20.8 million for the three months ended March 31, 2021, and consisted of $20.6 million associated with our employees’ and outside investors’ approximately 78.0% weighted average interest in the income of the operating company and $0.2 million associated with the non-controlling interest in the income of our consolidated entities. The change in net income attributable to non-controlling interests primarily reflects a decrease in net income largely due to a $5.9 million expense associated with a change in estimate of uncertain tax positions due to a change in interpretation of administrative rulings during the three months ended March 31, 2022. We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B and Class B-1 units awarded by our operating company’s compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations. As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world. Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM. For the three months ended March 31, 2022, our average AUM and revenues increased by 17.0% and 15.0%, respectively, compared to our average AUM and revenues for the three months ended March 31, 2021. At March 31, 2022, cash and cash equivalents was $35.6 million, inclusive of $7.0 million in cash held by our consolidated subsidiaries. We also had approximately $21.7 million in investments set aside to satisfy our obligations under our deferred compensation programs and advisory fees receivable of $42.0 million.

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

Cash Flows

Three Months Ended March 31, 2022 and March 31, 2021

Cash, cash equivalents and restricted cash decreased $44.4 million to $37.8 million during the three months ended March 31, 2022 compared to a $35.9 million decrease in cash, cash equivalents and restricted cash to $30.7 million during the three months ended March 31, 2021. Net cash used in operating activities was $2.0 million for the three months ended March 31, 2022, compared to net cash provided by operating activities of $4.1 million for the three months ended March 31, 2021. The increase in cash used was primarily due to a decrease in net income and changes in operating assets and liabilities and working capital.

Net cash provided by investing activities increased $7.6 million to $3.7 million for the three months ended March 31, 2022 from $3.9 million used in the three months ended March 31, 2021. The increase in cash provided by investing activities was primarily due to an $11.0 million increase in net sales of investments, partially offset by a $1.7 million decrease in deconsolidations of sponsored investment funds, a $1.1 million decrease in payments from related parties and $0.6 million increase in purchases of property and equipment during the three months ended March 31, 2022.

Net cash used in financing activities increased by $10.0 million for the three months ended March 31, 2022 to $46.1 million from $36.0 million for the three months ended March 31, 2021. The increase in cash used is primarily due to a $5.7 million increase in net distributions to non-controlling interests and a $4.9 million increase in dividends paid, partially offset by a $0.5 million increase in the sale of shares under equity incentive plans during the three months ended March 31, 2022.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

None.

Item 4. Controls and Procedures.

During the course of the review of our consolidated financial statements as of March 31, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended March 31, 2022.

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2022 - January 31, 2022	—	$—	—	$41.3
February 1, 2022 - February 28, 2022	136,372	9.56	136,372	40.0
March 1, 2022 - March 31, 2022	126,990	8.34	126,990	38.9
Total	263,362	$8.98	263,362	$38.9

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

Dated: May 3, 2022

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
Name:	Richard S. Pzena
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JESSICA R. DORAN
Name:	Jessica R. Doran
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)