Form 10-Q
period 2022-06-30
Pzena Investment Management, Inc.
filed 2022-08-05
CIK 1399249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 3, 2022, there were 16,736,459 outstanding shares of the registrant’s Class A common stock, par value $0.01 per share.

As of August 3, 2022, there were 56,980,825 outstanding shares of the registrant’s Class B common stock, par value $0.000001 per share.

PZENA INVESTMENT MANAGEMENT, INC.

FORM 10-Q

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition of Pzena Investment Management, Inc. as of June 30, 2022 (unaudited) and December 31, 2021	2

	Consolidated Statements of Operations (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2022 and 2021	3

	Consolidated Statements of Comprehensive Income (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2022 and 2021	4

	Consolidated Statement of Changes in Equity (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2022 and 2021	5

	Consolidated Statements of Cash Flows (unaudited) of Pzena Investment Management, Inc. for the Three and Six Months Ended June 30, 2022 and 2021	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4.	Controls and Procedures	45

	PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6.	Exhibits	47

SIGNATURES		48

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
•
the potential impact of disruptions as a result of natural disasters, pandemics, or other international health emergencies, as well as the conditions in the sectors in which we invest; and
•
the impact of future legislation and regulation, and changes in existing legislation and regulation, on our business.

The reports that we file with the SEC, accessible on the SEC’s website at www.sec.gov, identify additional factors that can affect forward-looking statements.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PZENA INVESTMENT MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per-share amounts)

	As of
	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and Cash Equivalents ($0 and $1,030)[1]	$49,412	$81,133
Restricted Cash	2,215	1,056
Due from Broker	157	55
Advisory Fees Receivable	36,855	41,127
Investments ($1,156 and $27,483)[1]	80,762	95,506
Receivable from Related Parties	5,203	3,871
Other Receivables ($0 and $40)[1]	8,883	265
Prepaid Expenses and Other Assets	1,627	1,700
Right-of-use Assets	55,311	10,014
Deferred Tax Asset	21,969	25,886
Property and Equipment, Net of Accumulated Depreciation of $7,633 and $7,086, respectively	4,990	3,687
TOTAL ASSETS	$267,384	$264,300
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable and Accrued Expenses ($0 and $62)[1]	$35,456	$44,167
Due to Broker	51	—
Securities Sold Short, at Fair Value	241	237
Liability to Selling and Converting Shareholders	24,679	24,679
Lease Liabilities	65,396	10,323
Deferred Compensation Liability	3,604	6,840
TOTAL LIABILITIES	129,427	86,246
Commitments and Contingencies (see Note 12)
Equity:
Preferred Stock (Par Value $0.01; 200,000,000 Shares Authorized; None Outstanding)	—	—
Class A Common Stock (Par Value $0.01; 750,000,000 Shares Authorized; 16,722,181 and 17,306,455 Shares Issued and Outstanding in 2022 and 2021, respectively)	167	172
Class B Common Stock (Par Value $0.000001; 750,000,000 Shares Authorized; 56,969,703 and 54,203,277 Shares Issued and Outstanding in 2022 and 2021, respectively)	—	—
Additional Paid-In Capital	3,388	3,989
Retained Earnings	34,040	38,420
Accumulated Other Comprehensive (Loss)/ Income	(188)	7
Total Pzena Investment Management, Inc.'s Equity	37,407	42,588
Non-Controlling Interests	100,550	135,466
TOTAL EQUITY	137,957	178,054
TOTAL LIABILITIES AND EQUITY	$267,384	$264,300

1.
Asset and liability amounts in parentheses represent the aggregated balances at June 30, 2022 and December 31, 2021 attributable to Pzena U.S. Best Ideas (GP), LLC and Pzena Global Best Ideas (GP), LLC, which were variable interest entities as of June 30, 2022 and December 31, 2021. Asset and liability amounts in parentheses at June 30, 2022 are also attributable to Pzena 320 Fund (GP), LLC. Asset and liability amounts in parentheses at December 31, 2021 are also attributable to Pzena Global Focus Value Fund.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per-share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE	$48,697	$50,877	$101,457	$96,748
EXPENSES
Compensation and Benefits Expense	18,426	19,035	39,612	38,170
General and Administrative Expense	5,718	3,920	10,663	7,616
Total Operating Expenses	24,144	22,955	50,275	45,786
Operating Income	24,553	27,922	51,182	50,962
OTHER INCOME/ (EXPENSE)
Interest Income	81	45	107	100
Dividend Income	675	216	1,111	358
Net Realized and Unrealized (Losses)/ Gains from Investments	(6,547)	899	(6,729)	3,462
Equity in (Losses)/ Earnings of Affiliates	(1,649)	470	(1,712)	2,007
Other (Expense)/ Income	(184)	100	(323)	158
Total Other (Expense)/ Income	(7,624)	1,730	(7,546)	6,085
Income Before Income Taxes	16,929	29,652	43,636	57,047
Income Tax Expense	2,490	2,575	10,715	4,941
Net Income	14,439	27,077	32,921	52,106
Less: Net Income Attributable to Non-Controlling Interests	11,916	22,474	27,583	43,316
Net Income Attributable to Pzena Investment Management, Inc.	$2,523	$4,603	$5,338	$8,790

Net Income for Basic Earnings per Share	$2,523	$4,603	$5,338	$8,790
Basic Earnings per Share	$0.15	$0.27	$0.31	$0.51
Basic Weighted Average Shares Outstanding[1]	16,969,301	17,255,593	17,159,027	17,248,045

Net Income for Diluted Earnings per Share	$12,755	$21,176	$26,245	$40,906
Diluted Earnings per Share	$0.15	$0.25	$0.31	$0.49
Diluted Weighted Average Shares Outstanding[1]	85,293,053	84,336,569	85,985,519	83,932,385

Cash Dividends per Share of Class A Common Stock	$0.03	$0.03	$0.31	$0.28

1.
The Company issues restricted shares of Class A common stock and restricted Class B units that have non-forfeitable dividend rights. Under the "two-class method," these shares and units are considered participating securities and are required to be included in the computation of basic and diluted earnings per share.

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME	$14,439	$27,077	$32,921	$52,106
OTHER COMPREHENSIVE GAIN
Foreign Currency Translation Adjustment	(875)	(117)	(1,009)	(129)
Total Other Comprehensive Loss	(875)	(117)	(1,009)	(129)
Comprehensive Income	13,564	26,960	31,912	51,977
Less: Comprehensive Income Attributable to Non-Controlling Interests	11,234	22,370	26,769	43,205
Total Comprehensive Income Attributable to Pzena Investment Management, Inc.	$2,330	$4,590	$5,143	$8,772

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share and per-share amounts)

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2021	17,306,455	55,203,277	$172	$3,989	$7	$38,420	$135,466	$178,054
Amortization of Non-Cash Compensation	15,539	310,369	—	431	—	—	1,648	2,079
Issuance of Shares under Equity Incentive Plan	—	1,084,675	—	1,528	—	—	5,259	6,787
Sale of Shares under Equity Incentive Plan	18,057	138,238	—	151	—	—	578	729
Directors' Share Grants	29,713	—	—	91	—	—	345	436
Net Income	—	—	—	—	—	2,815	15,667	18,482
Foreign Currency Translation Adjustments	—	—	—	—	(2)	—	(132)	(134)
Repurchase and Retirement of Class A Common Stock	(263,362)	—	(1)	(491)	—	—	(1,873)	(2,365)
Repurchase and Retirement of Class B Units	—	(9,819)	—	(13)	—	—	(51)	(64)
Class A Cash Dividends Declared and Paid ($0.25 per share)	—	—	—	—	—	(9,209)	—	(9,209)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(829)	—	—	—	(829)
Effect of Deconsolidation	—	—	—	—	—	—	(26,755)	(26,755)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	11,838	11,838
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(47,005)	(47,005)
Other	—	—	—	254	—	—	(254)	—
Balance at March 31, 2022	17,106,402	56,726,740	$171	$5,111	$5	$32,026	$94,731	$132,044
Amortization of Non-Cash Compensation	—	—	—	423	—	—	1,657	2,080
Sale of Shares under Equity Incentive Plan	9,483	242,963	—	223	—	—	820	1,043
Directors' Share Grants	1,253	—	—	27	—	—	105	132
Net Income	—	—	—	—	—	2,523	11,916	14,439
Foreign Currency Translation Adjustments	—	—	—	—	(193)	—	(682)	(875)
Repurchase and Retirement of Class A Common Stock	(394,957)	—	(4)	(562)	—	—	(2,195)	(2,761)
Class A Cash Dividends Declared and Paid ($0.03 per share)	—	—	—	—	—	(509)	—	(509)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(1,085)	—	—	—	(1,085)
Effect of Deconsolidation	—	—	—	—	—	—	(7,182)	(7,182)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	12,592	12,592
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(11,961)	(11,961)
Other	—	—	—	(749)	—	—	749	—
Balance at June 30, 2022	16,722,181	56,969,703	$167	$3,388	$(188)	$34,040	$100,550	$137,957

	Shares of Class A Common Stock	Shares of Class B Common Stock	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Equity
Balance at December 31, 2020	17,328,899	54,313,620	$173	$5,190	$132	$25,611	$77,849	$108,955
Amortization of Non-Cash Compensation	14,201	320,495	—	462	—	—	1,683	2,145
Issuance of Shares under Equity Incentive Plan	12,353	805,987	—	872	—	—	2,950	3,822
Sale of Shares under Equity Incentive Plan	—	26,097	—	36	—	—	131	167
Directors' Share Grants	12,338	—	—	53	—	—	194	247
Net Income	—	—	—	—	—	4,187	20,842	25,029
Foreign Currency Translation Adjustments	—	—	—	—	(5)	—	(7)	(12)
Repurchase and Retirement of Class A Common Stock	(275,218)	—	(3)	(516)	—	—	(1,871)	(2,390)
Repurchase and Retirement of Class B Units	—	(18,476)	—	(20)	—	—	(70)	(90)
Class A Cash Dividends Declared and Paid ($0.46 per share)	—	—	—	—	—	(4,302)	—	(4,302)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(494)	—	—	—	(494)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	303	303
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(29,725)	(29,725)
Other	—	—	—	(541)	—	—	541	—
Balance at March 31, 2021	17,092,573	55,447,723	$170	$5,042	$127	$25,496	$72,820	$103,655
Unit Conversion	760,000	(760,000)	8	1,326	—	—	(1,069)	265
Amortization of Non-Cash Compensation	—	—	—	479	—	—	1,736	2,215
Sale of Shares under Equity Incentive Plan	—	7,882	—	12	—	—	43	55
Directors' Share Grants	1,268	—	—	30	—	—	109	139
Net Income	—	—	—	—	—	4,603	22,474	27,077
Foreign Currency Translation Adjustments	—	—	—	—	(13)	—	(104)	(117)
Options Exercised	—	6,465	—	—	—	—	—	—
Repurchase and Retirement of Class A Common Stock	(97,656)	—	(1)	(227)	—	—	(819)	(1,047)
Repurchase and Retirement of Class B Units	—	(2,790)	—	(7)	—	—	(25)	(32)
Class A Cash Dividends Declared and Paid ($0.03 per share)	—	—	—	—	—	(513)	—	(513)
Tax Impact of Transactions with Non-Controlling Shareholders	—	—	—	(132)	—	—	—	(132)
Contributions from Non-Controlling Interests	—	—	—	—	—	—	13,835	13,835
Distributions to Non-Controlling Interests	—	—	—	—	—	—	(13,931)	(13,931)
Other	—	—	—	(890)	—	—	890	—
Balance at June 30, 2021	17,756,185	54,699,280	$177	$5,633	$114	$29,586	$95,959	$131,469

See accompanying notes to unaudited consolidated financial statements.

PZENA INVESTMENT MANAGEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
OPERATING ACTIVITIES
Net Income	$14,439	$27,077	$32,921	$52,106
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation	268	295	576	591
Non-Cash Compensation	3,618	3,962	7,763	7,751
Directors' Share Grants	132	139	568	386
Net Realized and Unrealized (Gains)/ Losses from Investments	6,547	(899)	6,729	(3,462)
Equity in (Earnings)/ Losses of Affiliates	1,649	(470)	1,712	(2,007)
Non-Cash Performance Fees	—	—	(8)	—
Non-Cash Lease Expense	896	598	1,587	1,187
Foreign Currency Translation Adjustments	(875)	(117)	(1,009)	(129)
Deferred Income Taxes	1,052	1,489	2,002	3,002
Changes in Operating Assets and Liabilities:
Advisory Fees Receivable	5,144	(2,163)	4,272	(6,437)
Due from Broker	(26)	(304)	(105)	(485)
Prepaid Expenses and Other Assets	829	299	540	686
Due to Broker	(73)	811	82	755
Accounts Payable, Accrued Expenses, and Other Liabilities	7,536	8,792	(8,702)	(9,632)
Lease Liabilities	(342)	(610)	(816)	(1,211)
Purchases of Equity Securities	(23,430)	(21,768)	(38,855)	(32,660)
Proceeds from Equity Securities	1,784	4,326	7,870	15,118
Net Cash Provided by Operating Activities	19,148	21,457	17,127	25,559
INVESTING ACTIVITIES
Purchases of Investments	(2,864)	(1,820)	(4,243)	(7,610)
Proceeds from Sale of Investments	924	5,730	10,244	8,434
Deconsolidations of sponsored investment funds	(1,097)	—	(2,807)	—
Payments from/ (to) Related Parties	577	79	(1,332)	(768)
Purchases of Property and Equipment	(1,255)	—	(1,879)	(12)
Net Cash (Used in)/ Provided by Investing Activities	(3,715)	3,989	(17)	44
FINANCING ACTIVITIES
Repurchase and Retirement of Class A Common Stock	(2,761)	(1,047)	(5,126)	(3,437)
Repurchase and Retirement of Class B Units	—	(32)	(64)	(122)
Sale of Shares under Equity Incentive Plan	1,043	55	1,772	222
Distributions to Non-Controlling Interests	(11,961)	(13,931)	(58,966)	(43,656)
Contributions from Non-Controlling Interests	12,592	13,835	24,430	14,138
Dividends Paid	(509)	(513)	(9,718)	(4,815)
Net Cash Used In Financing Activities	(1,596)	(1,633)	(47,672)	(37,670)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$13,837	$23,813	$(30,562)	$(12,067)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of Period	$37,790	$30,704	$82,189	$66,584
Net Change in Cash, Cash Equivalents and Restricted Cash	13,837	23,813	(30,562)	(12,067)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of Period	$51,627	$54,517	$51,627	$54,517
Supplementary Cash Flow Information:
Unit Conversion	$—	$265		$265
Issuances of Shares under Equity Incentive Plan	$—	$—	$6,787	$3,822
Income Taxes Paid	$1,602	$200	$1,962	$321
Supplementary Schedule of Non-Cash Investing Transactions:
Decrease in Noncontrolling Interests Due to Deconsolidations of Sponsored Investment Vehicles	$(7,182)	$—	$(33,937)	$—

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

The operating company is an investment adviser registered under the Investment Advisers Act of 1940 and is headquartered in New York, New York. As of June 30, 2022, the operating company managed assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in the operating company into one entity.

The Company, through its interest in the operating company, has consolidated the results of operations and financial condition of the following entities as of June 30, 2022:

		Ownership at
Legal Entity	Type of Entity (Date of Formation)	June 30, 2022
Pzena Investment Management, Pty	Australian Proprietary Limited Company (12/16/2009)	100.0%
Pzena Financial Services, LLC	Delaware Limited Liability Company (10/15/2013)	100.0%
Pzena Investment Management, LTD	England and Wales Private Limited Company (01/08/2015)	100.0%
Pzena Investment Management Europe Limited	Irish Private Company Limited by Shares (07/08/2021)	100.0%
Pzena U.S. Best Ideas (GP), LLC	Delaware Limited Liability Company (11/16/2017)	100.0%
Pzena Global Best Ideas (GP), LLC	Delaware Limited Liability Company (2/15/2018)	100.0%
Pzena Investment Management International 2, LLC	Delaware Limited Liability Company (1/21/2020)	100.0%
Pzena 320 Fund (GP), LLC	Delaware Limited Liability Company (2/23/2022)	100.0%
Pzena International Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (6/27/2021)	58.5%
Pzena International Small Cap Value Fund, a series of Advisors Series Trust	Open-end Management Investment Company, series of Delaware Statutory Trust (6/28/2018)	51.3%
Pzena 320 Fund, LP	Delaware Limited Partnership (2/23/2022)	50.0%

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

During April of 2022, the Company deconsolidated the Pzena Emerging Markets Select Value Fund, a sub-fund through Pzena Value Funds plc. The fund is analyzed for consolidation under the voting interest model. As a result of additional subscriptions during the three months ended June 30, 2022, the Company's interest in the fund decreased below the threshold for consolidation. At June 30, 2022, the Company's investment in the Emerging Markets Select Value Fund was $9.2 million, which is included in the Company’s Consolidated Statements of Financial Condition as an equity method investment.

During June of 2022, the Company provided the initial seed capital for the Pzena 320 Fund, LP, in an effort to generate an investment performance track record to attract third-party investors. Pzena 320 Fund, LP was launched for the purpose of trading and holding high yield debt securities. The fund is analyzed for consolidation under the variable interest model. The Company is considered the primary beneficiary of this entity. At June 30, 2022, Pzena 320 Fund, LP had $24.7 million in net assets, which are included in the Company’s Consolidated Statements of Financial Condition.

Certain consolidated investment partnerships are investment companies and apply specialized industry accounting for investment companies. The Company has retained this specialized accounting for these investment partnerships pursuant to U.S. GAAP.

Non-Consolidated Variable Interest Entities

VIEs that are not consolidated receive investment management services from the operating company and are generally private investment partnerships sponsored by the operating company. The total net assets of these VIEs was approximately $194.7 million and $234.7 million at June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, the operating company had $1.2 million and $1.8 million, respectively, in investments in certain of these firm-sponsored vehicles, the majority of which are primarily held to satisfy certain of the Company’s obligations under its deferred compensation programs, for which the Company was not deemed to be the primary beneficiary. The Company's exposure to risk of loss in the non-consolidated VIEs is generally limited to any equity investment and any uncollected management fees. As of June 30, 2022 and December 31, 2021, the Company's maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was $1.5 million and $2.2 million, respectively.

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

Revenue from advisory fees is disaggregated into categories based on the composition of the Company's client base and advisory fee structure for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue	2022	2021	2022	2021
	(in thousands)
Separately Managed Accounts
Asset-Based Fees	$23,756	$26,525	$49,940	$51,072
Total Separately Managed Fees	23,756	26,525	49,940	51,072

Sub-Advised Accounts
Asset-Based Fees	$19,819	$20,350	$41,285	$37,973
Impact of Fulcrum Fees[1]	—	(958)	(20)	(1,953)
Performance-Based Fees	738	8	1,231	8
Total Sub-Advised Fees	20,557	19,400	42,496	36,028

Pzena Funds
Asset-Based Fees	$4,606	$5,157	$9,419	$10,109
Expense Cap Reimbursements	(222)	(205)	(446)	(461)
Performance-Based Fees	—	—	48	—
Total Pzena Funds Fees	4,384	4,952	9,021	9,648
Total	$48,697	$50,877	$101,457	$96,748

1.
Represents the net impact of fulcrum fee arrangements which require a reduction in the base fee or allow for an increase in the base fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period.

Cash and Cash Equivalents:

At June 30, 2022 and December 31, 2021, Cash and Cash Equivalents was $49.4 million and $81.1 million, respectively. The Company considers all money market funds and highly-liquid debt instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash in bank deposits, other accounts whose balances often exceed federally insured limits and treasury money market funds. Cash is stated at cost, which approximates fair value.

Interest on cash and cash equivalents is recorded as Interest Income on an accrual basis in the consolidated statements of operations.

Restricted Cash:

At June 30, 2022 and December 31, 2021, the Company had $2.2 million and $1.1 million, respectively, of compensating balances recorded in Restricted Cash in the consolidated statements of financial condition. These balances reflect a letter of credit issued by a third party in lieu of a cash security deposit, as required by the Company’s lease for its corporate headquarters.

The following table reconciles cash, cash equivalents, and restricted cash per the consolidated statements of cash flows to the consolidated statements of financial condition.

	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021	March 31, 2021	December 31, 2020
	(in thousands)
Cash and Cash Equivalents	$49,412	$35,576	$81,133	$53,463	$29,650	$65,534
Restricted Cash	2,215	2,214	1,056	1,054	1,054	1,050
Total	$51,627	$37,790	$82,189	$54,517	$30,704	$66,584

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

Investments:

Investments, at Fair Value

Investments, and Trading Securities, at Fair Value consist of equity and debt securities at fair value held by the Company and its consolidated subsidiaries, as well as investments in open-ended registered mutual funds. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination on an ongoing basis. Dividends and interest income associated with the Company's investments and the investments of the Company's consolidated subsidiaries are recognized as Dividend Income on an ex-dividend basis and Interest Income, respectively, in the consolidated statements of operations.

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

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of impairment losses, if any. During the three and six months ended June 30, 2022 and 2021, no impairment losses were recognized.

Securities Valuation:

Investments in equity securities, debt securities, and securities sold short for which market quotations are available are valued at the last reported price or closing price on the primary market or exchange on which they trade. If no reported equity sales occurred on the valuation date, equity investments are valued at the bid price. Investments in registered mutual funds are carried at fair value at their respective net asset values as of the valuation date. Otherwise, fair values for investment securities are based on Level 2 or Level 3 inputs detailed in Note 9. Transactions are recorded on a trade date basis.

The net realized gain or loss on sales of equity securities, debt securities, and securities sold short is determined on a specific identification basis and is included in Net Realized and Unrealized Gains/ (Losses) from Investments in the consolidated statements of operations.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, amounts due from brokers, and advisory fees receivable. The Company maintains its cash in bank deposits and other accounts whose balances often exceed federally insured limits.

The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. On a periodic basis, the Company evaluates its advisory fees receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past write-offs, collections, and current credit conditions. At both June 30, 2022 and December 31, 2021, there was no allowance for doubtful accounts.

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

The Company and its consolidated subsidiaries account for all U.S. federal, state, local, and U.K. taxation pursuant to the asset and liability method, which requires deferred income tax assets and liabilities to be recorded for temporary differences between the carrying amount and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized. At both June 30, 2022 and December 31, 2021, the Company did not have a valuation allowance recorded against its deferred tax assets.

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

Foreign Currency:

The functional and reporting currency of the Company is the U.S. Dollar. Assets and liabilities of foreign operations whose functional currency is not the U.S. Dollar are translated at the exchange rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. A charge or credit is recorded to other comprehensive income to reflect the translation of these amounts to the extent the non-U.S. currency is designated the functional currency of the subsidiary. Non-functional currency related transaction gains and losses are immediately recorded in other income on the consolidated statements of operations. For the three and six months ended June 30, 2022, the Company recorded $0.9 million and $1.0 million of other comprehensive loss associated with foreign currency translation adjustments, respectively. For the three and six months ended June 30, 2021, the Company recorded less than $0.1 million of other comprehensive loss associated with foreign currency translation adjustments.

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

Note 3—Compensation and Benefits

Compensation and benefits expense to employees and members is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cash Compensation and Other Benefits	$14,808	$15,073	$31,849	$30,419
Non-Cash Compensation	3,618	3,962	7,763	7,751
Total Compensation and Benefits Expense	$18,426	$19,035	$39,612	$38,170

All non-cash compensation awards granted have varying vesting schedules and are issued at prices equal to the assessed fair market value at the time of issuance, as discussed below. Details of non-cash compensation awards granted during the six months ended June 30, 2022 and 2021 are as follows:

	For the Six Months Ended June 30,
	2022		2021
	Amount	Fair Value[1]	Amount	Fair Value[1]
Class B-1 Units[2]	2,376,376	$3.49	1,438,767	$2.40

1.
Represents the weighted average grant date estimated fair value per share, unit, or option.
2.
Represents Class B-1 units issued under the 2007 Equity Incentive Plan (as defined below). These Class B-1 units are entitled to receive dividends for the duration of the holder’s employment, and upon the end of employment are exchanged for shares of Class A common stock in an amount based upon the appreciation in price of the Class A common stock from the date of grant to the date of exchange. Of the units issued during the six months ended June 30, 2022, 2,317,782 units vest on the fifth anniversary of the grant date and 58,594 units vest ratably over four years. Of the units issued during the six months ended June 30, 2021, 1,400,305 units vest on the fifth anniversary of the grant date and 38,462 units vest ratably over four years.

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

Pursuant to the 2006 Equity Incentive Plan, the operating company issues Class B units, phantom Class B units and options to purchase Class B units. The operating company also issues Delayed Exchange Class B units pursuant to the 2006 Equity Incentive Plan. These Delayed Exchange Class B units vest immediately upon grant, but may not be exchanged pursuant to the Amended and Restated Operating Agreement of the operating company until at least the seventh anniversary of the date of grant. These Delayed Exchange Class B units are also not entitled to any benefit under the Tax Receivable Agreement between the Company and members of the operating company. The operating company also issues phantom Delayed Exchange Class B units and options to purchase Delayed Exchange Class B units. Under the Pzena Investment Management, Inc. 2007 Equity Incentive Plan (“the 2007 Equity Incentive Plan”), the Company issues shares of restricted Class A common stock, Class B-1 units, options to purchase Class A common stock, options to purchase restricted Class A shares of common stock and contingently vesting options to acquire shares of Class A common stock. During the three and six months ended June 30, 2022, no contingently vesting options vested. During the three and six months ended June 30, 2021, 250,000 contingently vesting options vested. During the three months ended June 30, 2022 and 2021, 242,963 and 7,882 Delayed Exchange Class B units were issued to certain employee members, respectively, for approximately $1.0 million and less than $0.1 million in cash, respectively. During the six months ended June 30, 2022 and 2021, 381,201 and 33,979 Delayed Exchange Class B units were issued to certain employee members, respectively, for approximately $1.7 million and $0.1 million in cash, respectively. During the three and six months ended June 30, 2022 and 2021, there were no options exercised.

Under the Pzena Investment Management, LLC Amended and Restated Bonus Plan (the “Bonus Plan”), eligible employees whose compensation is in excess of certain thresholds are required to defer a portion of that excess. These deferred amounts may be invested, at the employee’s discretion, in certain investment options designated by the Compensation Committee of the Company's Board of Directors. Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized and vest ratably over a four-year period commencing the following year. The Company also issued to certain of its employees deferred compensation with certain investment options that also vest ratably over a four-year period. During the six months ended June 30, 2022 and 2021, no forfeitures occurred. As of June 30, 2022 and December 31, 2021, the liability associated with all employee deferred compensation investment accounts was $3.6 million and $6.8 million, respectively.

Pursuant to the Pzena Investment Management, Inc. Non-Employee Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may elect to have all or part of their compensation otherwise payable in cash or Class A common stock, deferred in the form of phantom shares of Class A common stock of the Company issued under the 2007 Equity Incentive Plan. Elections to defer compensation under the Director Plan are made on a year-to-year basis. Distributions under the Director Plan are made in a single distribution of shares of Class A common stock at such time as elected by the participant when the deferral was made. Since inception of the Director Plan in 2009, the majority of the Company’s directors have elected to defer 100% of their compensation in the form of phantom shares of Class A common stock. Director compensation amounts for any calendar year are amortized over the calendar year and reflected as General and Administrative Expense. As of June 30, 2022 and December 31, 2021, there were 648,722 and 597,412 phantom shares of Class A common stock outstanding, respectively. During the three and six months ended June 30, 2022 and 2021, the Company distributed 28,460 and 11,070 shares of Class A common stock, respectively, pursuant to the Director Plan on such date specified by the participant as elected when the deferral was made. During the six months ended June 30, 2022 and 2021, the Company issued 5,015 and 5,074 restricted shares of Class A common stock, respectively, associated with non-deferred nonemployee director compensation. These restricted shares will vest quarterly over the calendar year.

As of June 30, 2022 and December 31, 2021, the Company had approximately $39.9 million and $42.1 million, respectively, in unrecorded compensation expense related to unvested awards issued pursuant to its Bonus Plan and certain agreements; Class B units, option grants, Delayed Exchange Class B units, phantom Delayed Exchange Class B units, and phantom Class B units issued under the 2006 Equity Incentive Plan; and restricted Class A common stock and contingently vesting option grants issued under the 2007 Equity Incentive Plan. The Company anticipates that this unrecorded cost will amortize over the respective vesting periods of the awards.

Note 4 – Employee Benefit Plans

The operating company has a Profit Sharing and Savings Plan for the benefit of substantially all employees. The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees and certain part-time employees who have met the age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the annual limits which are set by law. The plan provides for a discretionary annual contribution by the operating company which is determined by a formula based on the salaries of eligible employees as defined by the plan. For each of the three months ended June 30, 2022 and 2021, the expense recognized in connection with this plan was $0.1 million. For each of the six months ended June 30, 2022 and 2021, the expense recognized in connection with this plan was $1.1 million.

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

For the three and six months ended June 30, 2022 and 2021, the Company’s basic earnings per share was determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Net Income for Basic Earnings per Share Allocated to:
Class A Common Stock	$2,517	$4,597	$5,324	$8,779
Participating Shares of Restricted Class A Common Stock	6	6	14	11
Total Net Income for Basic Earnings per Share	$2,523	$4,603	$5,338	$8,790
Basic Weighted-Average Shares Outstanding	16,925,776	17,233,829	17,114,879	17,227,164
Add: Participating Shares of Restricted Class A Common Stock[1]	43,525	21,764	44,148	20,881
Total Basic Weighted-Average Shares Outstanding	16,969,301	17,255,593	17,159,027	17,248,045
Basic Earnings per Share	$0.15	$0.27	$0.31	$0.51

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

For the three and six months ended June 30, 2022 and 2021, the Company’s diluted net income was determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net Income Attributable to Non-Controlling Interests of Pzena Investment Management, LLC	$14,090	$22,225	$28,913	$42,873
Less: Assumed Corporate Income Taxes	3,858	5,652	8,006	10,757
Assumed After-Tax Income of Pzena Investment Management, LLC	10,232	16,573	20,907	32,116
Net Income of Pzena Investment Management, Inc.	2,523	4,603	5,338	8,790
Diluted Net Income	$12,755	$21,176	$26,245	$40,906

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

For the three and six months ended June 30, 2022 and 2021, the Company’s diluted earnings per share were determined as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Diluted Net Income Allocated to:
Class A Common Stock	$11,279	$19,249	$23,208	$37,186
Participating Shares of Restricted Class A Common Stock	6	6	14	11
Participating Class B Units	1,470	1,921	3,023	3,709
Total Diluted Net Income Attributable to Shareholders	$12,755	$21,176	$26,245	$40,906

Total Basic Weighted-Average Shares Outstanding	16,969,301	17,255,593	17,159,027	17,248,045
Dilutive Effect of Class B Units	56,876,382	55,286,341	56,733,942	55,355,592
Dilutive Effect of Options[1]	36,250	1,793,668	579,720	1,486,643
Dilutive Effect of Phantom Class B Units & Phantom Shares of Class A Common Stock	1,779,026	2,728,652	1,876,429	2,571,352
Dilutive Effect of Restricted Shares of Class A Common Stock[2]	11,891	33,018	16,198	31,456
Dilutive Weighted-Average Shares Outstanding	75,672,850	77,097,272	76,365,316	76,693,088
Add: Participating Class B Units and Class B-1 Units[3]	9,620,203	7,239,297	9,620,203	7,239,297
Total Dilutive Weighted-Average Shares Outstanding	85,293,053	84,336,569	85,985,519	83,932,385
Diluted Earnings per Share	$0.15	$0.25	$0.31	$0.49

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

Approximately 5.1 million options to purchase Class B units, 0.2 million options to purchase shares of Class A common stock, and 0.5 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2022, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met. Approximately 0.3 million options to purchase Class B units, 0.2 million options to purchase shares of Class A common stock, and 0.5 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2022, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met. Approximately 0.4 million options to purchase Class B units, 0.2 million options to purchase shares of Class A common stock, and 1.0 million contingent options to purchase shares of Class A common stock were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2021, as their inclusion would have had an antidilutive effect based on current market prices or because the option had contingent vesting requirements that were not met.

Note 6—Shareholders’ Equity

The Company functions as the sole managing member of the operating company. As a result, the Company: (i) consolidates the financial results of the operating company and reflects the membership interest in it that it does not own as a non-controlling interest in its consolidated financial statements; and (ii) recognizes income generated from its economic interest in the operating company’s net income. Class A and Class B units of the operating company have the same economic rights per unit. Class B-1 membership units are entitled to receive distributions for the duration of the holder’s employment with the operating company and will participate in additional value to the extent there has been appreciation in price of the Class A common stock subsequent to the issuance of the Class B-1 membership unit. The percentages presented below are subject to continued changes, including but not limited to, the price of Class A common stock, issuance of awards, and exercise of options. Based on the closing price of the Company’s Class A common stock as of June 30, 2022, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and Class B-1 units of the operating company held approximately 22.7%, 77.3%, and 0.0% respectively, of the economic interest in the June 30, 2022 value of the operating company. As of June 30, 2022, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held 20.1%, 68.4%, and 11.5%, respectively, of the right to the future income and distributions. Based on the closing price of the Company’s Class A common stock as of December 31, 2021, the holders of Class A common stock of the Company, the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held approximately 23.5%, 74.9% and 1.6%, respectively, of the December 31, 2021 economic interests in the value of the operating company. As of December 31, 2021, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and the holders of Class B-1 units of the operating company held 21.6%, 69.3%, and 9.1%, respectively, of the right to the future income and distributions.

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

During the six months ended June 30, 2022, the Company purchased and retired 658,319 shares of Class A common stock and 9,819 Class B units under the current repurchase authorization at a weighted average price per share of $7.78 and $6.51, respectively. During the six months ended June 30, 2021, the Company purchased and retired 372,874 shares of Class A common stock and 21,266 Class B units under the repurchase authorization at a weighted average price per unit of $9.21 and $5.75, respectively. The Company records the repurchase of shares and units at cost based on the trade date of the transaction.

Note 7—Non-Controlling Interests

Net Income Attributable to Non-Controlling Interests in the operations of the Company’s operating company and consolidated subsidiaries is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Non-Controlling Interests of Pzena Investment Management, LLC	$14,090	$22,225	$28,913	$42,873
Non-Controlling Interests of Consolidated Subsidiaries	(2,174)	249	(1,330)	443
Net Income Attributable to Non-Controlling Interests	$11,916	$22,474	$27,583	$43,316

Distributions to non-controlling interests represent tax allocations and dividend equivalents paid to the members of the operating company, as well as withdrawals from the Company’s consolidated subsidiaries. Contributions from non-controlling interests represent contributions to the Company's consolidated subsidiaries.

Note 8—Investments

The following is a summary of Investments:

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Equity Investments, at Fair Value
Equity Securities	$46,785	$82,900
Mutual Funds	—	7,319
Total Equity Investments, at Fair Value	46,785	90,219
Trading Securities, at Fair Value
Leveraged Loans	19,635	—
Corporate Bonds	1,007	—
Total Trading Securities, at Fair Value	20,642	—
Investments in Equity Method Investees	13,335	5,287
Total	$80,762	$95,506

Investment, at Fair Value

Investments, at Fair Value consisted of the following at June 30, 2022:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$54,432	$(7,647)	$46,785
Mutual Funds	—	—	—
Total Equity Investments, at Fair Value	$54,432	$(7,647)	$46,785

Trading Securities, at Fair Value consisted of the following at June 30, 2022:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Leveraged Loans	$19,944	$(309)	$19,635
Corporate Bonds	1,010	(3)	1,007
Total Trading Securities, at Fair Value	$20,954	$(312)	$20,642

Securities Sold Short, at Fair Value consisted of the following at June 30, 2022:

	Proceeds	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Equity Securities	$311	$(70)	$241
Total Securities Sold Short, at Fair Value	$311	$(70)	$241

Investments, at Fair Value consisted of the following at December 31, 2021:

	Cost	Unrealized Gain/(Loss)	Fair Value
	(in thousands)
Equity Securities	$80,480	$2,420	$82,900
Mutual Funds	7,328	(9)	7,319
Total Equity Investments, at Fair Value	$87,808	$2,411	$90,219

Securities Sold Short, at Fair Value consisted of the following at December 31, 2021:

	Proceeds	Unrealized (Gain)/Loss	Fair Value
	(in thousands)
Equity Securities	$259	$(22)	$237
Total Securities Sold Short, at Fair Value	$259	$(22)	$237

The Company did not hold trading securities as of December 31, 2021.

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

Investments in Equity Method Investees

The operating company sponsors and provides investment management services to certain private investment partnerships and Pzena mutual funds through which it offers its investment strategies. The Company has made investments in certain of these private investment partnerships and mutual funds to satisfy its obligations under the Company's deferred compensation program and provide the initial cash investment in our mutual funds. The Company holds a non-controlling interest and exercises significant influence in these entities, and accounts for its investments as equity method investments which are included in Equity Method Investments on the consolidated statements of financial condition. As of June 30, 2022, the Company's investments range between 0% and 43% of the capital of these entities and have an aggregate carrying value of $13.3 million.
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

Level 2 assets consist of debt securities for which the fair values are determined using independent third-party broker or dealer price quotes. Leveraged loans are valued upon quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active and inputs other than quoted prices that are observable or corroborated by observable market data. The fair value of corporate bonds is measured using various techniques, which consider recently executed transactions in securities of the issuer or comparable issuers, market price quotations (where observable), bond spreads and fundamental data relating to the issuer.

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

The investments in equity method investees are held at their carrying value.

The following table presents these instruments’ fair value at June 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash Equivalents:
Money Market Funds	$10	$—	$—	$10
Equity Investments, at Fair Value:
Equity Securities	46,459	326	—	46,785
Mutual Funds	—	—	—	—
Trading Securities, at Fair Value:
Leveraged Loans	—	19,635	—	19,635
Corporate Bonds	—	1,007	—	1,007
Total Assets	$46,469	$20,968	$—	$67,437

Liabilities
Securities Sold Short	$241	—	—	$241
Total Liabilities	$241	$—	$—	$241

The following table presents these instruments’ fair value at December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash Equivalents:
Money Market Funds	$8	$—	$—	$8
Equity Investments, at Fair Value:
Equity Securities	82,163	737	—	82,900
Mutual Funds	7,319	—	—	7,319
Total Assets	$89,490	$737	$—	$90,227

Liabilities
Securities Sold Short	237	—	—	237
Total Liabilities	$237	$—	$—	$237

Transfers among levels, if any, are recorded as of the beginning of the reporting period. For each of the three and six months ended June 30, 2022 and 2021, there were no transfers between levels. In addition, the Company did not hold any Level 3 securities during the six months ended June 30, 2022 or during the year ended December 31, 2021.

Note 10—Property and Equipment

Property and Equipment, Net of Accumulated Depreciation is comprised of the following:

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Leasehold Improvements	$8,253	$6,967
Furniture and Fixtures	1,591	1,591
Computer Hardware	1,223	880
Computer Software	912	879
Office Equipment	218	211
Capitalized Internal-Use Software Development Costs	426	245
Total	12,623	10,773
Less: Accumulated Depreciation and Amortization	(7,633)	(7,086)
Total	$4,990	$3,687

Depreciation is included in general and administrative expense and totaled approximately $0.3 million and $0.6 million, respectively, for each of the three and six months ended June 30, 2022 and 2021.

During the three and six months ended June 30, 2022, the Company capitalized $0.1 million and $0.2 million of internal-use software development costs, respectively. During each of the three and six months ended June 30, 2022, the Company recognized less than $0.1 million in amortization expense related to capitalized internal-use software costs. As of and for the three and six months ended June 30, 2021, the Company did not have capitalized internal-use software development costs.

Note 11—Related Party Transactions

For each of the three months ended June 30, 2022 and 2021, the Company earned $0.3 million in investment advisory fees, net of expense reimbursements from unconsolidated VIEs that receive investment management services from the Company. For each of the six months ended June 30, 2022 and 2021, the Company earned $0.6 million in such fees.

The Company offers loans to employees, excluding executive officers, for the purpose of financing tax obligations associated with compensatory stock and unit vesting. Loans are generally written for a seven-year period, at an interest rate equivalent to the Applicable Federal Rate, payable in annual installments, and collateralized by shares and units held by the employee. These loans are full recourse in nature and totaled $4.7 million and $3.6 million at June 30, 2022 and December 31, 2021, respectively.

The operating company, as investment adviser for certain Pzena branded SEC-registered mutual funds, private placement funds, and non-U.S. funds, has contractually agreed to waive a portion or all of its management fees and pay fund expenses to ensure that the annual operating expenses of the funds stay below certain established total expense ratio thresholds. For the three and six months ended June 30, 2022, the Company recognized $0.2 million and $0.5 million, respectively, in such expenses. For each of the three and six months ended June 30, 2021, the Company recognized $0.2 million and $0.6 million, respectively, in such expenses.

The operating company manages personal funds of certain of the Company’s employees, including the CEO, and its two Presidents. The operating company also manages accounts beneficially owned by a private fund in which certain of the Company’s executive officers invest. Investments by employees in individual accounts are permitted only at the discretion of the executive committee of the operating company, but are generally not subject to the same minimum investment levels that are required of outside investors. The operating company also manages personal funds of some of its employees’ family members. Pursuant to the respective investment management agreements, the operating company waives or reduces its regular advisory fees for these accounts and personal funds. In addition, the operating company pays custody and administrative fees for certain of these accounts and personal funds in order to incubate products or preserve performance history. The aggregate value of the fees that the Company waived related to the Company’s executive officers, other employees, and family members, was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, the Company waived $0.2 million and $0.4 million, respectively, in such fees.

On December 17, 2021, the Company entered into a revolving line of credit agreement with the operating company, in which, the Company agrees to make loans to the operating company on a revolving basis from time to time in such amounts as the operating company may request for such purposes as it may require in the ordinary course of its business. The credit facility includes a $15.0 million line of credit with a five-year term, maturing on December 17, 2026. Principal amounts outstanding under the facility accrue interest at the variable Secured Overnight Financing Rate (SOFR) plus 1.10%. As of June 30, 2022, there were total borrowings of $10.0 million under the credit facility. As intercompany accounts and transactions are eliminated upon consolidation, there is no corresponding balance presented or included on the Consolidated Statements of Financial Condition.

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

The Company leases office space for its headquarters under a non-cancelable operating lease agreement, which originally expired on December 31, 2025. During January 2022, the Company signed a non-cancellable amendment to the corporate headquarters lease extending the lease term of the current space through October 31, 2036. In accordance with ASC 842, Leases, the Company has remeasured the related Right-of-use Asset and Lease Liability on the consolidated statements of financial condition from the commencement date of January 21, 2022. As part of the non-cancellable amendment signed in January 2022, the Company expanded its corporate headquarters during May 2022. The commencement date of the lease expansion was May 1, 2022, with a lease term extending through October 31, 2036. In accordance with ASC 842, Leases, the Company has measured the related Right-of-use Asset and Lease Liability on the consolidated statements of financial condition from the commencement date of May 1, 2022.

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

During the three and six months ended June 30, 2022, lease expenses of $1.4 million and $2.4 million, respectively, are included in general and administrative expense. During the three and six months ended June 30, 2021, lease expenses were $0.7 million and $1.5 million, respectively. This lease expense includes short-term lease expenses associated with the Company's office space in Australia. Short-term lease expense was less than $0.1 million for both the three and six months ended June 30, 2022. Lease expenses for each of the three months ended June 30, 2022 and 2021, were net of $0.1 million and $0.2 million of sublease income, respectively.

The following table presents the components of operating lease expense, as well as supplemental cash flow information, related to the Company’s leases:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2022
	(in thousands)
Operating lease expense[1]	$896	$1,587
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$342	$816
Right-of-use assets obtained in exchange for lease obligations	$23,691	$46,885

1.
Amounts have not been reduced by sublease income of $0.1 million and $0.2 million, respectively, recognized during the three and six months ended June 30, 2022.

The following table presents information regarding the Company’s operating leases:

As of
June 30, 2022
(in thousands)
Operating lease right-of-use assets	$55,311
Operating lease liabilities	$65,396
Weighted-average remaining lease term (in years)	14.2
Weighted-average discount rate	3.7%

The maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	Operating Leases
2022 (excluding the six months ended June 30, 2022)	$1,496
2023	4,139
2024	5,087
2025	5,087
2026	3,885
2027 and thereafter	66,889
Total undiscounted lease payments	$86,583
Less discount	(21,187)
Total lease liabilities	$65,396

Note 13—Income Taxes

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes. The Company's provision for income taxes reflects U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income. The Company's effective tax rate for the six months ended June 30, 2022 and 2021, was 24.6% and 8.7%, respectively. The effective tax rate includes a rate benefit attributable to the fact that approximately 79.5% and 78.4% of the operating company's earnings were not subject to corporate-level taxes for the six months ended June 30, 2022 and 2021, respectively. Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate.

The Income Taxes Topic of the FASB ASC establishes the minimum threshold for recognizing, and a system for measuring, the benefits of tax return positions in financial statements.

As of June 30, 2022 and December 31, 2021, the Company had $15.5 million and $8.3 million, respectively, in unrecognized tax benefits that, if recognized, would affect the provision for income taxes. As of June 30, 2022 and December 31, 2021, the Company had interest related to unrecognized tax benefits of $2.4 million and $1.2 million, respectively. As of June 30, 2022 and December 31, 2021, no penalty accruals were recorded.

As of June 30, 2022 and December 31, 2021, the net values of all deferred tax assets were approximately $22.0 million and $25.9 million, respectively. These deferred tax assets primarily reflect the future tax benefits associated with the Company's initial public offering, and the subsequent and future exchanges by holders of Class B units of the operating company for shares of Class A common stock. At June 30, 2022 and December 31, 2021, the Company did not have a valuation allowance recorded against its deferred tax assets.

Note 14—Subsequent Events

On July 26, 2022, the Company announced that the Board of Directors approved and declared a quarterly dividend of $0.03 per share of its Class A common stock that will be paid on August 19, 2022 to holders of record on August 5, 2022.

On July 26, 2022, the Company announced that it has entered into an agreement to become a private company through a transaction in which holders of Class A common stock will receive $9.60 per share in cash. Under the terms of the definitive agreement, the Company will merge with and into a newly formed subsidiary of its operating company in an all-cash transaction that implies an enterprise value for the Company of approximately $795 million. The $9.60 per share price represents a premium of 49% to the Company's closing stock price on July 26, 2022, and a premium of approximately 46% over the 90-calendar day volume weighted average price. In connection with entering into the definitive agreement, the operating company obtained debt financing via a debt commitment letter, dated as of July 26, 2022, with JPMorgan Chase Bank, N.A. to provide the operating company with a term loan facility in an aggregate principal amount of $200 million, on the terms and subject to the conditions set forth in the commitment letter. The proceeds of the term loan will be used, among other things, to finance payment of the consideration payable in connection with the definitive agreement, pay fees and expenses in connection with the transactions related thereto and for working capital and other general corporate purposes. The consummation of the definitive agreement is not conditioned upon the term loan.

No other subsequent events necessitated disclosures and/or adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an investment management firm that utilizes a classic value investment approach across all of our investment strategies. We currently manage assets in a variety of value-oriented investment strategies across a wide range of market capitalizations in both U.S. and non-U.S. capital markets. At June 30, 2022, our assets under management, or AUM, was $45.0 billion. We manage separate accounts on behalf of institutions, act as sub-investment adviser for a variety of SEC-registered mutual funds and non-U.S. funds, and act as investment adviser for the Pzena mutual funds, private placement funds and non-U.S. funds.

We function as the sole managing member of our operating company, Pzena Investment Management, LLC (the “operating company”). As a result, we: (i) consolidate the financial results of our operating company with our own, and reflect the membership interest in it that we do not own as a non-controlling interest in our consolidated financial statements; and (ii) recognize income generated from our economic interest in our operating company’s net income. The percentages presented below are subject to continued changes, including but not limited to, the price of Class A common stock, issuance of awards, and exercise of options. Based on the closing price of the Company’s Class A common stock as of June 30, 2022, the holders of Class A common stock (through the Company), the holders of Class B units of the operating company, and Class B-1 units of the operating company held approximately 22.7%, 77.3%, and 0.0% respectively, of the economic interest in the June 30, 2022 value of the operating company. As of June 30, 2022, the holders of our Class A common stock and the holders of Class B and Class B-1 units of our operating company held approximately 20.1%, 68.4%, and 11.5%, respectively, of the future income and distributions.

The Company also serves as the general partner of Pzena Investment Management, LP, a partnership formed with the objective of aggregating employee ownership in one entity.

Our founders and certain of our employees have interests in Pzena Investment Management, LP and certain estate planning vehicles through which they indirectly own Class B and B-1 units of our operating company. Based on the closing price of the Company’s Class A common stock as of June 30, 2022, through direct and indirect interests, our three founders, 56 other employee members, and certain other members of our operating company, including one of our directors, his related entities, and certain former employees, collectively held 49.6%, 8.6%, and 19.1% of the economic interests in our operating company, respectively. As of June 30, 2022, through direct and indirect interests, our three founders, 56 other employee members, and certain former employees, collectively held 43.8%, 19.2%, and 16.9% of the future income and distributions of our operating company.

As announced on July 26, 2022, Pzena Investment Management, Inc. entered into a transaction whereby all of the outstanding public shares (known as Class A shares) of the Company would be converted into the right to receive $9.60 per share at the closing of the transaction. We believe that being a public company creates meaningful unnecessary expenses on our business, both in hard costs and in extra time for key members of our team. Further, as a well-established company at this stage, we believe we can effectively handle the issuance of equity to new employee partners within a private structure. And, our shares have very little liquidity, making it difficult for partners to transact in the market with almost any volume of shares. As an investment manager that relies on talented investment professionals, it is important for us to compensate our next generation with equity which creates dilution and can conflict with the market’s focus on short-term metrics. We expect the transaction to close in the fourth quarter of 2022.

Net Income

Diluted net income and diluted earnings per share were $12.8 million and $0.15, respectively, for the three months ended June 30, 2022, and $21.2 million and $0.25, respectively, for the three months ended June 30, 2021. Diluted net income and diluted earnings per share were $26.2 million and $0.31, respectively, for the six months ended June 30, 2022, and $40.9 million and $0.49, respectively, for the six months ended June 30, 2021.

In evaluating our financial condition and results of operations, we also review non-GAAP measures of earnings, which are adjusted to exclude accounting adjustments related to our deferred tax asset generated by the Company's initial public offering and subsequent Class B unit conversions, as well as our tax receivable agreement and the associated liability to our selling and converting shareholders. No such adjustments were made to the GAAP results for the three and six months ended June 30, 2022 and 2021.

Net income for diluted earnings per share generally assumes all operating company membership units are converted into Company stock at the beginning of the reporting period, and the resulting change to our net income associated with our increased interest in the operating company is taxed at our historical effective tax rate, exclusive of the adjustments related to changes in the valuation allowance recorded against the deferred tax asset and other discrete and permanently non-deductible items. Our resulting effective tax rate was 27.4% and 27.7%for the three and six months ended June 30, 2022, and 25.4% and 25.1% for the three and six months ended June 30, 2021. See “Operating Results - Income Tax Expense” below.

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

Non-Controlling Interests

We are the sole managing member of our operating company and control its business and affairs and, therefore, consolidate its financial results with ours. In light of our employees’ and outside investors’ direct and indirect interests in our operating company, we have reflected their membership interests as non-controlling interest in our consolidated financial statements. As of June 30, 2022, the holders of Class A common stock of the Company and the holders of Class B units and Class B-1 units of the operating company held approximately 22.7%, 77.3%, and 0.0% respectively, of the economic interests in the operations of the business. In addition, our operating company consolidates the results of operations of the private investment partnerships over which we exercise a controlling influence. Non-controlling interests recorded in our consolidated financial statements include the non-controlling interests of the outside investors in these consolidated subsidiaries.

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

Assets Under Management and Flows

As of June 30, 2022 and 2021, our AUM of approximately $45.0 billion and $53.1 billion, respectively, was invested in a variety of value-oriented investment strategies, representing distinct market capitalization segments of U.S. and non-U.S. equity markets. The assets under management and performance of our largest investment strategies as of June 30, 2022 are further described below. We follow the same investment process for each of these strategies. Our investment strategies are distinguished by the market capitalization ranges from which we select securities for their portfolios, which we refer to as each strategy’s investment universe, as well as the regions in which we invest and the degree to which we concentrate on a limited number of holdings. While our investment process includes ongoing review of companies in the investment universes described below, our actual investments may include companies outside of the relevant market capitalization range at the time of our investment. In addition, the number of holdings typically found in the portfolios of each of our investment strategies may vary, as described below.

The following tables describe the allocation of our AUM among our investment strategies and the domicile of our accounts, as of June 30, 2022 and 2021:

	AUM at June 30,
Strategy	2022	2021
	(in billions)
U.S. Value Strategies
Large Cap Value	$9.7	$11.1
Mid Cap Value	2.5	3.1
Small Cap Value	2.2	2.5
Value	0.6	0.8
Other U.S. Strategies	0.2	0.2
Total U.S. Value Strategies	15.2	17.7

Global and Non-U.S. Value Strategies
Global Value	14.0	15.3
International Value	6.7	9.0
Emerging Markets Value	5.8	7.5
European Value	2.4	3.1
Other Global and Non-U.S. Strategies	0.9	0.5
Total Global and Non-U.S. Value Strategies	29.8	35.4
Total	$45.0	$53.1

	AUM at June 30,
Account Domicile	2022	2021
	(in billions)
U.S.	$26.9	$32.0
Non-U.S.	18.1	21.1
Total	$45.0	$53.1

The following table indicates the annualized returns, gross and net (which represents annualized returns prior to, and after, payment of advisory fees, respectively), of our largest investment strategies from their inception to June 30, 2022, and in the five-year, three-year, and one-year periods ended June 30, 2022, as well as the performance of the market index which is most commonly used by our clients to compare the performance of the relevant investment strategy.

	Period Ended June 30, 2022[1]
Investment Strategy (Inception Date)	Since Inception	5 Years	3 Years	1 Year
Large Cap Value (July 2012)
Annualized Gross Returns	11.3%	7.0%	8.0%	-4.8%
Annualized Net Returns	11.2%	6.8%	7.9%	-4.9%
Russell 1000® Value Index	10.5%	7.2%	6.9%	-6.8%
International Value (November 2008)
Annualized Gross Returns	8.1%	2.6%	3.7%	-16.3%
Annualized Net Returns	7.8%	2.3%	3.4%	-16.6%
MSCI EAFE® Index—Net/U.S.$[2]	5.9%	2.2%	1.1%	-17.8%
Global Value (January 2010)
Annualized Gross Returns	7.8%	5.4%	7.1%	-10.1%
Annualized Net Returns	7.4%	5.0%	6.7%	-10.4%
MSCI® World Index – Net/U.S.$[2]	8.5%	7.7%	7.0%	-14.3%
Emerging Markets Focused Value (January 2008)
Annualized Gross Returns	3.4%	3.9%	4.2%	-14.6%
Annualized Net Returns	2.6%	3.1%	3.4%	-15.3%
MSCI® Emerging Markets Index—Net/U.S.$[2]	0.9%	2.2%	0.6%	-25.3%
Large Cap Focused Value (October 2000)
Annualized Gross Returns	7.3%	6.5%	8.0%	-5.6%
Annualized Net Returns	6.8%	6.1%	7.7%	-5.9%
Russell 1000® Value Index	6.9%	7.2%	6.9%	-6.8%
European Focused Value (August 2008)
Annualized Gross Returns	4.0%	0.9%	1.8%	-16.1%
Annualized Net Returns	3.7%	0.5%	1.4%	-16.4%
MSCI® Europe Index – Net/U.S.$[2]	2.3%	2.2%	1.2%	-17.6%
Global Focused Value (January 2004)
Annualized Gross Returns	5.6%	4.8%	6.7%	-11.0%
Annualized Net Returns	4.9%	4.2%	6.2%	-11.4%
MSCI® All Country World Index – Net/U.S.$[2]	6.9%	7.0%	6.2%	-15.8%
Mid Cap Value (April 2014)
Annualized Gross Returns	7.5%	6.0%	9.6%	-7.3%
Annualized Net Returns	7.2%	5.7%	9.4%	-7.5%
Russell Mid Cap® Value Index	7.2%	6.3%	6.7%	-10.0%
Small Cap Focused Value (January 1996)
Annualized Gross Returns	12.5%	6.1%	7.7%	-10.1%
Annualized Net Returns	11.3%	5.1%	6.8%	-11.0%
Russell 2000® Value Index	9.0%	4.9%	6.2%	-16.3%
Focused Value (January 1996)
Annualized Gross Returns	9.9%	5.1%	6.7%	-8.2%
Annualized Net Returns	9.2%	4.6%	6.0%	-8.7%
Russell 1000® Value Index	8.6%	7.2%	6.9%	-6.8%
International Focused Value (January 2004)
Annualized Gross Returns	5.7%	2.6%	3.5%	-17.6%
Annualized Net Returns	4.9%	2.1%	3.0%	-18.1%
MSCI® All Country World ex-U.S. Index – Net/U.S.$[2]	5.2%	2.5%	1.4%	-19.4%
Mid Cap Focused Value (September 1998)
Annualized Gross Returns	12.0%	7.8%	11.9%	-6.4%
Annualized Net Returns	11.3%	7.1%	11.2%	-7.1%
Russell Mid Cap® Value Index	9.7%	6.3%	6.7%	-10.0%

1.
The historical returns of these investment strategies are not necessarily indicative of their future performance, or the future performance of any of our other current or future investment strategies.
2.
Net of applicable withholding taxes and presented in U.S. Dollars

Large Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in July 2012. At June 30, 2022, the Large Cap Value strategy generated a one-year annualized gross return of (4.8)%, outperforming its benchmark. The top contributing sectors included the energy, information technology, and telecommunications sectors, partially offset by underperformance of the consumer discretionary and industrials sector.

International Value. This strategy reflects a portfolio composed of approximately 60 to 80 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in November 2008. At June 30, 2022, the International Value strategy generated a one-year annualized gross return of (16.3)%, outperforming its benchmark. The top contributing sectors included the financials, information technology, and industrials sectors, partially offset by underperformance of the materials, utilities, and health care sectors.

Global Value. This strategy reflects a portfolio composed of approximately 60 to 95 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2010. At June 30, 2022, the Global Value strategy generated a one-year annualized gross return of (10.1)%, outperforming its benchmark. The top contributing sectors included the information technology, telecommunications, and energy sectors, partially offset by underperformance of the consumer discretionary and materials sectors.

Emerging Markets Focused Value. This strategy reflects a portfolio composed of approximately 40 to 80 stocks drawn from a universe of 1,500 of the largest emerging market companies, based on market capitalization. This strategy was launched in January 2008. At June 30, 2022, the Emerging Markets Focused Value strategy generated a one-year annualized gross return of (14.6)%, outperforming its benchmark. The top contributing sectors included the utilities, information technology, financial services, and real estate sectors, partially offset by underperformance of the energy sector.

Large Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of 500 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in October 2000. At June 30, 2022, the Large Cap Focused Value strategy generated a one-year annualized gross return of (5.6)%, outperforming its benchmark. The top contributing sectors included the energy and technology sectors, partially offset by underperformance of the health care, industrials, and consumer discretionary sectors.

European Focused Value. This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of 750 of the largest European companies, based on market capitalization. This strategy was launched in August 2008. At June 30, 2022, the European Focused Value strategy generated a one-year annualized gross return of (16.1)%, outperforming its benchmark. The top contributing sectors included information technology and financial services sectors, partially offset by underperformance of the health care and materials sectors.

Global Focused Value. This strategy reflects a portfolio composed of approximately 40 to 60 stocks drawn from a universe of 2,000 of the largest companies across the world, based on market capitalization. This strategy was launched in January 2004. At June 30, 2022, the Global Focused Value strategy generated a one-year annualized gross return of (11.0)%, outperforming its benchmark. The top detracting sectors included the consumer discretionary, materials, and financial services sectors, partially offset by outperformance of the energy, information technology, and telecommunication sectors.

Mid Cap Value. This strategy reflects a portfolio composed of approximately 50 to 80 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in April 2014. At June 30, 2022, the Mid Cap Value strategy generated a one-year annualized gross return of (7.3)%, outperforming its benchmark. The top contributing sectors included the energy, financial services, and technology sectors, partially offset by underperformance of the industrials sector.

Small Cap Focused Value. This strategy reflects a portfolio composed of approximately 40 to 50 stocks drawn from a universe of U.S. listed companies ranked from the 1,001st to 3,000th largest, based on market capitalization. This strategy was launched in January 1996. At June 30, 2022, the Small Cap Focused Value strategy generated a one-year annualized gross return of (10.1)%, outperforming its benchmark. The top contributing sectors included the health care, financial services, and technology sectors, partially offset by the underperformance of the utilities and industrials sectors.

Focused Value. This strategy reflects a portfolio composed of a portfolio of approximately 30 to 40 stocks drawn from a universe of 1,000 of the largest U.S. listed companies, based on market capitalization. This strategy was launched in January 1996. At June 30, 2022, the Focused Value strategy generated a one-year annualized gross return of (8.2)%, underperforming its benchmark. The top detracting sectors included the consumer discretionary and industrials sectors, partially offset by the outperformance of the energy and technology sectors.

International Focused Value. This strategy reflects a portfolio composed of approximately 30 to 50 stocks drawn from a universe of 1,500 of the largest companies across the world excluding the United States, based on market capitalization. This strategy was launched in January 2004. At June 30, 2022, the International Focused Value strategy generated a one-year annualized gross return of (17.6)%, outperforming its benchmark. The top contributing sectors included the consumer discretionary, information technology, and financial services sectors, offset by the underperformance of the materials sector.

Mid Cap Focused Value. This strategy reflects a portfolio composed of approximately 30 to 40 stocks drawn from a universe of U.S. listed companies ranked from the 201st to 1,200th largest, based on market capitalization. This strategy was launched in September 1998. At June 30, 2022, the Mid Cap Focused Value strategy generated a one-year annualized gross return of (6.4)%, outperforming its benchmark. The top contributing sectors included the energy, technology, and financial services sectors, partially offset by the underperformance of the industrials and consumer discretionary sectors.

Our earnings and cash flows are heavily dependent upon prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equities markets, can have a material impact on our results of operations, financial condition, and cash flows.

The change in AUM in our separately managed accounts, sub-advised accounts, and Pzena funds for the three and six months ended June 30, 2022 and 2021 is described below. Inflows are composed of the investment of new or additional assets by new or existing clients. Outflows consist of redemptions of assets by existing clients.

Assets Under Management
($ billions)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Separately Managed Accounts
Assets
Beginning of Period	$19.4	$19.4	$19.4	$17.3
Inflows	0.1	0.7	0.4	1.4
Outflows	(0.7)	(0.7)	(1.0)	(1.7)
Net Flows	(0.6)	—	(0.6)	(0.3)
Market Appreciation/(Depreciation)	(1.8)	0.5	(1.7)	3.2
Foreign Exchange[1]	(0.6)	0.1	(0.7)	(0.2)
End of Period	$16.4	$20.0	$16.4	$20.0

Sub-Advised Accounts
Assets
Beginning of Period	$30.7	$26.9	$30.5	$23.3
Inflows	0.7	3.1	1.9	4.6
Outflows	(1.4)	(0.9)	(2.7)	(2.2)
Net Flows	(0.7)	2.2	(0.8)	2.4
Market Appreciation/(Depreciation)	(3.3)	1.0	(2.8)	4.6
Foreign Exchange[1]	(0.6)	0.1	(0.8)	(0.1)
End of Period	$26.1	$30.2	$26.1	$30.2

Pzena Funds
Assets
Beginning of Period	$2.7	$2.9	$2.6	$2.7
Inflows	0.3	0.2	0.5	0.4
Outflows	(0.1)	(0.2)	(0.2)	(0.5)
Net Flows	0.2	—	0.3	(0.1)
Market Appreciation/(Depreciation)	(0.2)	—	(0.2)	0.4
Foreign Exchange[1]	(0.2)	—	(0.2)	(0.1)
End of Period	$2.5	$2.9	$2.5	$2.9

Total
Assets
Beginning of Period	$52.8	$49.2	$52.5	$43.3
Inflows	1.1	4.0	2.8	6.4
Outflows	(2.2)	(1.8)	(3.9)	(4.4)
Net Flows	(1.1)	2.2	(1.1)	2.0
Market Appreciation/(Depreciation)	(5.3)	1.5	(4.7)	8.2
Foreign Exchange[1]	(1.4)	0.2	(1.7)	(0.4)
End of Period	$45.0	$53.1	$45.0	$53.1

1.
Foreign exchange reflects the impact of translating non-U.S. dollar denominated AUM into U.S. dollars for reporting purposes.

Three Months Ended June 30, 2022 and June 30, 2021

At June 30, 2022, we managed $16.4 billion in separately managed accounts, $26.1 billion in sub-advised accounts, and $2.5 billion in Pzena funds, for a total of $45.0 billion in assets under management. For the three months ended June 30, 2022, we experienced total gross outflows of $2.2 billion, market depreciation of $5.3 billion, and a decrease associated with foreign exchange movements of $1.4 billion, partially offset by total gross inflows of $1.1 billion. Assets in separately managed accounts decreased by $3.0 billion, or 15.5%, from $19.4 billion at March 31, 2022, due to $0.7 billion in gross outflows, $1.8 billion in market depreciation, and a $0.6 billion decrease associated with foreign exchange movements, offset by $0.1 billion in gross inflows. Assets in sub-advised accounts decreased by $4.6 billion, or 15.0%, from $30.7 billion at March 31, 2022, due to $1.4 billion in gross outflows, $3.3 billion in market depreciation, and a $0.6 billion decrease associated with foreign exchange movements, partially offset by $0.7 billion in gross inflows. Assets in Pzena funds decreased by $0.2 billion, or 7.4%, from $2.7 billion at March 31, 2022, due to $0.1 billion in gross outflows, $0.2 billion in market depreciation, and a $0.2 billion decrease associated with foreign exchange movements, partially offset by $0.3 billion in gross inflows.

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

Six Months Ended June 30, 2022 and June 30, 2021

For the six months ended June 30, 2022, we experienced market depreciation of $4.7 billion, total gross outflows of $3.9 billion, and a $1.7 billion decrease associated with foreign exchange movements, which were partially offset by total gross inflows of $2.8 billion. Assets in separately managed accounts decreased by $3.0 billion, or 15.5%, from $19.4 billion at December 31, 2021, due to $1.7 billion in market depreciation, $1.0 billion in gross outflows, and a $0.7 billion decrease associated with foreign exchange movements, partially offset by $0.4 billion in gross inflows . Assets in sub-advised accounts decreased by $4.4 billion, or 14.4%, from $30.5 billion at December 31, 2021 due to $2.8 billion in market depreciation, $2.7 billion in gross outflows, and a $0.8 billion decrease associated with foreign exchange movements, partially offset by $1.9 billion in gross inflows. Assets in Pzena funds decreased by $0.1 billion, or 3.8%, from $2.6 billion at December 31, 2021 due to $0.2 billion in market depreciation, $0.2 billion in gross outflows, and a $0.2 billion decrease associated with foreign exchange movements, partially offset by $0.5 billion in gross inflows.

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

Revenue

Our revenue from advisory fees earned on our separately managed accounts, sub-advised accounts, and Pzena funds for the three and six months ended June 30, 2022 and 2021 is described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue	2022	2021	2022	2021
	(in thousands)
Separately Managed Accounts	$23,756	$26,525	$49,940	$51,072
Sub-Advised Accounts	20,557	19,400	42,496	36,028
Pzena Funds	4,384	4,952	9,021	9,648
Total	$48,697	$50,877	$101,457	$96,748

Three Months Ended June 30, 2022 and June 30, 2021

Our total revenue decreased by $2.2 million, or 4.3%, to $48.7 million for the three months ended June 30, 2022, from $50.9 million for the three months ended June 30, 2021. This change was driven primarily by a decrease in our average AUM due to market depreciation during the second quarter of 2022. Average AUM decreased 3.9% to $49.5 billion from $51.5 billion for the three months ended June 30, 2022 and 2021, respectively. We recognized performance fees of $0.7 million during the three months ended June 30, 2022, compared to performance fees of less than $0.1 million recognized during the three months ended June 30, 2021.

Our weighted average fees were 0.393% and 0.395% for the three months ended June 30, 2022 and 2021, respectively.

Average assets in separately managed accounts decreased 8.5% to $18.2 billion for the three months ended June 30, 2022, from $19.9 billion for the three months ended June 30, 2021, and had weighted average fees of 0.523% and 0.533% for the three months ended June 30, 2022 and 2021, respectively. The decrease from the second quarter of 2021 primarily reflects a shift in assets to certain strategies that typically carry lower fee rates.

Average assets in sub-advised accounts remained flat at $28.7 billion for the three months ended June 30, 2022, compared to $28.7 billion for the three months ended June 30, 2021, and had weighted average fees of 0.286% and 0.270% for the three months ended June 30, 2022 and 2021, respectively. The increase in sub-advised weighted average fee rates reflects an increase in performance fees recognized during the second quarter of 2022. Certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee or allow for an increase in the base fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. During the three months ended June 30, 2022, the Company recognized $0.7 million of performance fees related to this client relationship. During the three months ended June 30, 2021, the Company recognized a $1.0 million reduction in base fees related to this client relationship. To the extent the three-year performance record of these accounts fluctuates relative to its relevant benchmark, the amount of base fees recognized may vary.

Average assets in Pzena funds decreased to $2.6 billion for the three months ended June 30, 2022, compared to $2.9 billion for the three months ended June 30, 2021, and had weighted average fees of 0.672% and 0.681% for the three months ended June 30, 2022 and 2021, respectively. The decrease from the second quarter of 2021 primarily reflects an increase in expense reimbursements.

Six Months Ended June 30, 2022 and June 30, 2021

Our total revenue increased by $4.7 million, or 4.9%, to $101.5 million for the six months ended June 30, 2022, from $96.7 million for the six months ended June 30, 2021. This increase was driven primarily by increases in our average AUM.

Our weighted average fees were 0.397% and 0.400% for the six months ended June 30, 2022 and 2021, respectively.

Average assets in separately managed accounts decreased $0.1 billion to $18.8 billion for the six months ended June 30, 2022, from $18.9 billion for the six months ended June 30, 2021, and had weighted average fees of 0.530% and 0.540% for the six months ended June 30, 2022 and 2021, respectively. The decrease from the second quarter of 2021 primarily reflects a shift in assets to certain strategies that typically carry lower fee rates.

Average assets in sub-advised accounts increased $3.0 billion to $29.7 billion for the six months ended June 30, 2022, from $26.7 billion for the six months ended June 30, 2021, and had weighted average fees of 0.287% and 0.270% for the six months ended June 30, 2022 and 2021, respectively. The increase in sub-advised weighted average fee rates reflects an increase in performance fees recognized during the first and second quarter of 2022. In addition, certain accounts related to one retail client relationship have fulcrum fee arrangements. These fee arrangements require a reduction in the base fee or allow for a performance fee if the relevant investment strategy underperforms or outperforms, respectively, the agreed-upon benchmark over the contract's measurement period, which extends to three years. During the six months ended June 30, 2022, we recognized $1.2 million of performance fees related to this client relationship. During the six months ended June 30, 2021, we recognized a $2.0 million reduction in base fees related to this client relationship. To the extent the three-year performance records of these accounts fluctuate relative to their relevant benchmarks, the amount of base fees recognized may vary.

Average assets in Pzena funds decreased $0.2 billion to $2.6 billion for the six months ended June 30, 2022, from $2.8 billion for the six months ended June 30, 2021, and had weighted average fees of 0.686% and 0.682% for the six months ended June 30, 2022 and 2021, respectively. The increase in weighted average fee rate for Pzena funds reflects an increase in performance fees recognized during the six months ended June 30, 2022.

Expenses

Our operating expenses are driven primarily by our compensation and benefits costs. The table below describes the components of our operating expenses for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cash Compensation and Other Benefits	$14,808	$15,073	$31,849	$30,419
Other Non-Cash Compensation	3,618	3,962	7,763	7,751
Total Compensation and Benefits Expense	18,426	19,035	39,612	38,170
General and Administrative Expense	5,718	3,920	10,663	7,616
Total Operating Expenses	$24,144	$22,955	$50,275	$45,786

Three Months Ended June 30, 2022 and June 30, 2021

Total operating expenses increased by $1.2 million, or 5.2%, to $24.1 million for the three months ended June 30, 2022, from $23.0 million for the three months ended June 30, 2021. This increase was attributable to an increase in general and administrative expense offset by a decrease in compensation and benefits expense.

Compensation and benefits expense decreased by $0.6 million, or 3.2%, to $18.4 million for the three months ended June 30, 2022, from $19.0 million for the three months ended June 30, 2021. The decrease in compensation and benefits expense reflects a decrease in compensation and the market performance of strategies tied to the Company’s deferred compensation obligation.

General and administrative expense increased by $1.8 million, or 45.9%, to $5.7 million for the three months ended June 30, 2022, from $3.9 million for the three months ended June 30, 2021. The increase in general and administrative expenses primarily reflects an increase in professional fees and occupancy costs.

Six Months Ended June 30, 2022 and June 30, 2021

Total operating expenses increased by $4.5 million, or 9.8%, to $50.3 million for the six months ended June 30, 2022, from $45.8 million for the six months ended June 30, 2021. This increase was attributable to increases in both our compensation and benefits expense and general and administrative expense.

Compensation and benefits expense increased by approximately $1.4 million, or 3.8%, to $39.6 million six months ended June 30, 2022, from $38.2 million for the six months ended June 30, 2021. The increase is driven by an increase in headcount and compensation.

General and administrative expense increased by $3.0 million, or 40.0%, to $10.7 million for the six months ended June 30, 2022, from $7.6 million for six months ended June 30, 2021. The increase in general and administrative expense reflects an increase in professional fees and occupancy costs.

Other Income/ (Expense)

Three Months Ended June 30, 2022 and June 30, 2021

Other Income/ (Expense) was expense of $7.6 million for the three months ended June 30, 2022, and consisted primarily of $6.5 million in net realized and unrealized losses from investments and $1.6 million in equity in the losses of affiliates, partially offset by $0.7 million in dividend income. Other Income/ (Expense) was income of $1.7 million for the three months ended June 30, 2021, and consisted primarily of $0.9 million in net realized and unrealized gains from investments, $0.5 million in equity in the earnings of affiliates, and $0.2 million in dividend income.

Six Months Ended June 30, 2022 and June 30, 2021

Other Income/ (Expense) was expense of $7.5 million for the six months ended June 30, 2022, and consisted primarily of $6.7 million net realized and unrealized losses from investments and $1.7 million in equity in the losses of affiliates, partially offset by $1.1 million in dividend income and $0.1 million in interest income. Other Income/ (Expense) was income of $6.1 million for the six months ended June 30, 2021, and consisted primarily of $3.5 million net realized and unrealized gains from investments, $2.0 million in equity in the earnings of affiliates, $0.4 million in dividend income, and $0.1 million in interest income.

Income Tax Expense

For the three and six months ended June 30, 2022 and 2021, components of our income tax expense are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Unincorporated and Other Business Tax Expenses	$1,349	$1,055	$2,252	$1,921
Total Corporate Tax Expense	1,141	1,520	8,463	3,020
Total Income Tax Expense/ (Benefit)	$2,490	$2,575	$10,715	$4,941

The operating company is a limited liability company that has elected to be treated as a partnership for tax purposes. The operating company has made a provision for New York City Unincorporated Business Tax (“UBT”) and its consolidated subsidiary Pzena Investment Management, LTD has made a provision for U.K. income taxes. The Company's provision for income taxes reflects its U.S. federal, state, and local incomes taxes on its allocable portion of the operating company's income. The effective tax rate includes a rate benefit attributable to the fact that approximately 79.5% and 78.4% of the operating company's earnings were not subject to corporate-level taxes for the six months ended June 30, 2022 and 2021, respectively. Income before income taxes includes net income attributable to non-controlling interests and not taxable to the Company, which reduces the effective tax rate. This favorable impact is partially offset by the impact of certain permanently non-deductible items. These factors are expected to continue to impact the effective tax rate for future years and to the extent the Company’s economic interest in the operating company changes, the effective tax rate will likewise change with variations in the level of income subject to corporate-level taxes. The effective tax rate will also be affected by the discrete tax impact of future dividends on unvested share-based awards and future vesting of restricted share-based awards based on fluctuations in the trading price of the Company's Class A common stock between grant date and vesting date.

Excluding discrete and permanently non-deductible items, which includes the net income attributable to non-controlling interest, the Company's effective tax rate was 27.4% and 27.7% for the three and six months ended June 30, 2022, respectively, and 25.4% and 25.1% for the three and six months ended June 30, 2021, respectively.

Three Months Ended June 30, 2022 and June 30, 2021

Income tax expense was $2.5 million for the three months ended June 30, 2022 and $2.6 million for the three months ended June 30, 2021. Income tax expense for the three months ended June 30, 2022 consisted of $1.3 million in operating company unincorporated and other business taxes and $1.1 million of corporate income taxes. Income tax expense for the three months ended June 30, 2021 consisted of $1.1 million in operating company unincorporated and other business taxes and $1.5 million of corporate income taxes.

Six Months Ended June 30, 2022 and June 30, 2021

Income Tax Expense was $10.7 million for the six months ended June 30, 2022 and $4.9 million for the six months ended June 30, 2021. Income tax expense for the six months ended June 30, 2022 consisted of $2.3 million in operating company unincorporated and other business taxes and of $8.5 million of corporate income taxes. Income tax expense for the six months ended June 30, 2021 consisted of $1.9 million in operating company unincorporated and other business taxes and $3.0 million of corporate income taxes. The increase in income tax expense during the six months ended June 30, 2022 reflects a $5.9 million expense associated with a change in estimate of uncertain tax positions due to a change in interpretation of administrative rulings recognized during the first quarter of 2022.

Net Income Attributable to Non-Controlling Interests

Three Months Ended June 30, 2022 and June 30, 2021

Net income attributable to non-controlling interests was $11.9 million for the three months ended June 30, 2022, and consisted primarily of $14.1 million associated with our employees’ and outside investors’ approximately 79.7% weighted average interest in the income of the operating company and $2.2 million associated with the non-controlling interest in the losses of our consolidated entities. Net income attributable to non-controlling interests was $22.5 million for the three months ended June 30, 2021, and consisted of $22.2 million associated with our employees’ and outside investors’ approximately 78.4% weighted average interest in the income of the operating company and $0.2 million associated with the non-controlling interest in the income of our consolidated entities. The change in net income attributable to non-controlling interests primarily reflects a decrease in net income for the three months ended June 30, 2022. We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B and Class B-1 units awarded by our operating company’s compensation plans.

Six Months Ended June 30, 2022 and June 30, 2021

Net income attributable to non-controlling interests was $27.6 million for the six months ended June 30, 2022, and consisted primarily of $28.9 million associated with our employees’ and outside investors’ approximately 79.5% weighted average interest in the income of the operating company and $1.3 million associated with the non-controlling interest in the losses of our consolidated entities. Net income attributable to non-controlling interests was $43.3 million for the six months ended June 30, 2021, and consisted primarily of $42.9 million associated with our employees’ and outside investors’ approximately 78.4% weighted average interest in the income of the operating company and $0.4 million associated with the non-controlling interest in the losses of our consolidated entities. The change in net income attributable to non-controlling interests primarily reflects the decrease in net income for the six months ended June 30, 2022, partially offset by an increase in our employees’ and outside investors’ weighted average interest in the income of the operating company. We expect the interests in our operating company in subsequent periods to depend on changes in our shareholder’s equity and the size and composition of Class B and Class B-1 units awarded by our operating company’s compensation plans.

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

We expect to fund the liquidity needs of our business in the next twelve months, and over the long term, primarily through cash generated from operations. As an investment management company, our business is materially affected by conditions in the global financial markets and economic conditions throughout the world. Our liquidity is highly dependent on the revenue and income from our operations, which is directly related to our levels of AUM. For the three months ended June 30, 2022, our average AUM and revenues decreased by 3.9% and 4.3%, respectively, compared to our average AUM and revenues for the three months ended June 30, 2021. At June 30, 2022, cash and cash equivalents was $49.4 million, inclusive of $2.3 million in cash held by our consolidated subsidiaries. We also had approximately $19.0 million in investments set aside to satisfy our obligations under our deferred compensation programs and advisory fees receivable of $36.9 million.

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
Cash Flows

Three Months Ended June 30, 2022 and June 30, 2021

Cash, cash equivalents and restricted cash increased $13.8 million to $51.6 million during the three months ended June 30, 2022 compared to a $23.8 million increase in cash, cash equivalents and restricted cash to $54.5 million during the three months ended June 30, 2021. Net cash provided by in operating activities was $19.1 million for the three months ended June 30, 2022, compared to net cash provided by operating activities of $21.5 million for the three months ended June 30, 2021. The decrease in cash provided was primarily due to a decrease in net income and changes in operating assets and liabilities and working capital.

Net cash used in investing activities decreased $7.7 million to $3.7 million for the three months ended June 30, 2022 from $4.0 million provided in the three months ended June 30, 2021. The decrease in cash provided by investing activities was primarily due to a $5.9 million decrease in net sales of investments, a $1.1 million decrease in deconsolidations of sponsored investment funds, and a $1.3 million increase in purchases of property and equipment, partially offset by a $0.5 million increase in payments from related parties and during the three months ended June 30, 2022.

Net cash used in financing activities remained flat at $1.6 million for the three months ended June 30, 2022, compared to $1.6 million for the three months ended June 30, 2021. The change in cash used is primarily due to a $0.7 million increase in net contributions from non-controlling interests and a $1.0 million increase in the sale of shares under equity incentive plans, partially offset by $1.7 million increase in repurchase and retirements of Class A Common Stock during the three months ended June 30, 2022.

Six Months Ended June 30, 2022 and June 30, 2021

Cash, cash equivalents and restricted cash decreased $30.6 million to $51.6 million during the six months ended June 30, 2022 compared to a $12.1 million decrease in cash, cash equivalents and restricted cash to $54.5 million during the six months ended June 30, 2021. Net cash provided by operating activities was $17.1 million for the six months ended June 30, 2022, compared to net cash provided by operating activities of $25.6 million for the six months ended June 30, 2021. The decrease in cash provided was primarily due to a decrease in net income and changes in operating assets and liabilities and working capital.

Net cash used in investing activities remained relatively flat at less than $0.1 million for the six months ended June 30, 2022 compared to less than $0.1 million provided for the six months ended June 30, 2021. The increase in cash used in investing activities was primarily due to a $5.2 million increase in net sales of investments, offset by a $2.8 million decrease in deconsolidations of sponsored investment funds, a $1.9 million increase in purchases of property and equipment, and a $0.6 million increase in payments to related parties during the six months ended June 30, 2022.

Net cash used in financing activities increased by $10.0 million to $47.7 million for the six months ended June 30, 2022 from $37.7 million for the six months ended June 30, 2021. The increase in cash used is primarily due to a $5.0 million increase in net distributions to non-controlling interests and a $4.9 million increase in dividends paid during the six months ended June 30, 2022.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

None.

Item 4. Controls and Procedures.

During the course of the review of our consolidated financial statements as of June 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting during the three and six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information regarding purchases of our Class A Common Stock on a monthly basis during the three months ended June 30, 2022.

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid per Share of Class A Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1, 2022 - April 30, 2022	201,919	$7.36	201,919	$37.5
May 1, 2022 - May 31, 2022	120,501	6.53	120,501	36.7
June 1, 2022 - June 30, 2022	72,537	6.67	72,537	36.2
Total	394,957	$6.98	394,957	$36.2

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

Item 6. Exhibits.

Exhibit	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of July 26, 2022, by and among Pzena Investment Management, Inc., Pzena Investment Management, LLC and Panda Merger Sub, LLC(1).

10.1	Voting Agreement, dated as of July 26, 2022, by and among Pzena Investment Management, Inc. and each of the persons set forth on the signature pages thereto(1).

10.2	Senior Credit Facility Commitment Letter, dated as of July 26, 2022, by and between, JPMorgan Chase Bank, N.A. and Pzena Investment Management, LLC(1).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained Exhibit 101)

1.
Previously filed as an exhibit to our current report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2022 (SEC File No. 001-33761).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2022

PZENA INVESTMENT MANAGEMENT, INC.

By:	/s/ RICHARD S. PZENA
Name:	Richard S. Pzena
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JESSICA R. DORAN
Name:	Jessica R. Doran
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)